Form 10-Q
period 2004-10-02
B&G Foods, Inc.
filed 2004-11-12
CIK 1278027

As filed with the Securities and Exchange Commission on November 12, 2004

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       (Mark one)  Quarterly Report Pursuant to Section 13 or 15(d)
          [x]           of the Securities Exchange Act of 1934

                 For the quarterly period ended October 2, 2004

                                       or

          [ ]    Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

             For the transition period from _________ to _________.

                        Commission file number 001-32316



                                 B&G FOODS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                                13-3918742
     --------------------------------       ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


      4 Gatehall Drive, Suite 110, Parsippany, New Jersey         07054
      ---------------------------------------------------       ----------
            (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (973) 401-6500


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  [ ]   No   [x]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]   No   [x]

         As of November 12, 2004, the registrant had 20,000,000 shares of Class A common stock, par value $0.01 per share, and 7,556,443 shares of Class B common stock, par value $0.01 per share, outstanding.

================================================================================

                        B&G Foods, Inc. and Subsidiaries
                                      Index


                                                                                                         Page No.
                                                                                                         --------

PART I  FINANCIAL INFORMATION....................................................................................1

         Item 1.  Financial Statements (Unaudited)...............................................................1

                  Consolidated Balance Sheets....................................................................1

                  Consolidated Statements of Operations..........................................................2

                  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss).....3

                  Consolidated Statements of Cash Flows..........................................................4

                  Notes to Consolidated Financial Statements.....................................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........19

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................36

         Item 4. Controls and Procedures........................................................................36

PART II OTHER INFORMATION.......................................................................................37

         Item 1. Legal Proceedings..............................................................................37

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....................................37

         Item 3. Defaults Upon Senior Securities................................................................38

         Item 4. Submission of Matters to a Vote of Security Holders............................................38

         Item 5. Other Information..............................................................................38

         Item 6. Exhibits.......................................................................................39

SIGNATURE.......................................................................................................40


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                        B&G Foods, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                          Assets                             October 2, 2004         January 3, 2004
                                                             ----------------        ---------------

Current assets:
         Cash and cash equivalents........................  $            9,742     $           8,092
         Trade accounts receivable, net...................              28,918                22,348
         Inventories......................................              89,005                80,789
         Prepaid expenses.................................               7,708                 2,336
         Deferred income taxes............................                 115                   115
                                                            ------------------     -----------------
                 Total current assets.....................             135,488               113,680
Property, plant and equipment, net........................              44,224                43,940
Goodwill..................................................             188,629               188,629
Trademarks................................................             193,481               193,481
Other assets..............................................               8,458                10,209
                                                            ------------------     -----------------
                 Total assets                               $          570,280     $         549,939
                                                            ==================     =================

                 Liabilities and Stockholders' Equity
Current liabilities:
         Current installments of long-term debt...........  $            1,500     $           1,500
         Trade accounts payable...........................              30,688                19,816
         Accrued expenses.................................              14,903                24,819
         Due to related party.............................                  83                   208
                                                            ------------------     -----------------
                 Total current liabilities................              47,174                46,343
Long-term debt, excluding current maturities..............             366,345               367,296
Deferred income taxes.....................................              47,308                42,774
Other liabilities.........................................                 335                   347
                                                            ------------------     -----------------
Total liabilities.........................................             461,162               456,760
                                                            ------------------     -----------------

Mandatorily redeemable preferred stock:
   Series C senior preferred stock, $0.01 par value per
     share, liquidation value $47,750 in 2004 and $43,122
     in 2003.  Designated 25,000 shares; issued and
     outstanding 25,000 shares in 2004 and 2003...........              47,828                43,188
                                                            ------------------     -----------------

Stockholders' equity:
   13% Series A cumulative preferred stock, $0.01 par
     value per share, liquidation value $51,136 in 2004
     and $46,453 in 2003.  Designated 22,000 shares;
     issued and outstanding 20,341 shares in 2004 and 2003                   -                     -
   13% Series B cumulative preferred stock, $0.01 par
     value per share, liquidation value $24,385 in 2004
     and $22,031 in 2003.  Designated 35,000 shares;
     issued and outstanding 12,311 shares in 2004 and 2003                   -                     -
   Common stock, $0.01 par value per share.  Authorized
     27,472,525 shares; issued and outstanding 11,593,394
     shares in 2004 and 2003..............................                   1                     1
Additional paid-in capital................................              31,317                31,329
Accumulated other comprehensive loss......................                  (4)                  (74)
Retained earnings.........................................              29,976                18,735
                                                            -------------------    ------------------
                 Total stockholders' equity...............              61,290                49,991
                                                            -------------------    ------------------
                 Total liabilities and stockholders'
                 equity...................................  $          570,280     $         549,939
                                                            ===================    ==================

                 See Notes to Consolidated Financial Statements.



                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                         Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                     October 2,     September 27,      October 2,     September 27,
                                                        2004            2003              2004             2003
                                                     ---------      -------------      ----------     -------------

Net sales.........................................  $     91,941     $      83,310     $   276,353     $    227,133
Cost of goods sold................................        64,924            57,225         190,884          157,475
                                                    ------------     -------------     -----------     ------------
           Gross profit...........................        27,017            26,085          85,469           69,658

Operating expenses:
    Sales, marketing and distribution expenses....         9,646             9,814          31,866           26,219
    General and administrative expenses...........         1,227             1,847           3,582            4,572
    Management fees-related party.................           125               125             375              375
                                                    ------------     -------------     -----------     ------------
           Operating income.......................        16,019            14,299          49,646           38,492

Other expenses:
    Interest expense, net.........................         8,195             9,226          23,801           23,223
                                                    ------------     -------------     -----------     ------------
           Income before income taxes.............         7,824             5,073          25,845           15,269
Provision for income taxes                                 3,020             1,847           9,976            5,772
                                                    ------------     -------------     -----------     ------------
           Net income.............................         4,804             3,226          15,869            9,497
Less: preferred stock dividends accumulated and
    related charges...............................         3,976             3,380          11,666            9,956
                                                    ------------     --------------    -----------     -------------
Net income (loss) available to common stockholders  $        828     $        (154)    $     4,203     $       (459)
                                                    ============     ==============    ============    ==============
Basic net income (loss) available to common
    stockholders per common share.................  $       0.07     $       (0.01)    $      0.36     $      (0.04)
                                                    ============     ==============    ============    ==============
Diluted net income (loss) available to common
    stockholders per common share.................  $       0.05     $       (0.01)    $      0.27     $      (0.04)
                                                    ============     ==============    ============    ==============

                 See Notes to Consolidated Financial Statements.


                        B&G Foods, Inc. and Subsidiaries
 Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)
                             (Dollars in thousands)
                                   (Unaudited)


                                 Comprehensive income Preferred   Preferred                Accumulated
                                        (loss)          Stock       Stock        Common       other
                                 Thirteen  Thirty-    Series A     Series B       Stock    comprehensive Additional
                                  Weeks   Nine Weeks  ---------    ---------      ------       Income    paid-in   Retained
                                  Ended     Ended   Shares Amount Shares Amount Shares  Amount  (loss)    Capital   Earnings  Total
                                 -------- --------- ------ ------ ------ ------ ------  ------  ------   ---------- --------- -----
Balance at December 28, 2002.                       20,341 $ --  12,311 $  -- 11,593,394 $ 1  $  (20)  $ 31,345  $ 9,025  $ 40,351
                                                                                                                            --------
Foreign currency translation.   $   106  $    24        --   --      --    --         --  --      24         --       --        24
Net income...................     3,226    9,497        --   --      --    --         --  --      --         --    9,497     9,497

Accretion of series C senior
preferred stock..............        --       --        --   --      --    --         --  --      --         --   (4,047)   (4,047)
Accretion of series C senior
preferred stock warrants.....        --       --        --   --      --    --         --  --      --        (12)      --       (12)
                                -------  -------    ------ ----  ------ ----- ---------- ---  ------   --------- -------  ---------
Balance at September 27, 2003   $ 3,332  $ 9,521    20,341 $ --  12,311 $  -- 11,593,394 $ 1  $    4   $ 31,333  $14,475  $ 45,813
                                =======  =======    ====== ====  ====== ===== ========== ===  ======   ========  =======  =========

Balance at January 3, 2004...                       20,341 $ --  12,311 $  -- 11,593,394 $ 1     (74)  $ 31,329  $18,735  $ 49,991
                                                                                                                          ---------

Foreign currency translation.   $    24  $    70        --   --      --    --         --  --      70        --        --        70
Net income...................     4,804   15,869        --   --      --    --         --  --                --    15,869    15,869

Accretion of series C senior
preferred stock..............        --       --        --   --      --    --         --  --      --        --    (4,628)   (4,628)
Accretion of series C senior
preferred stock warrants.....        --       --        --   --      --    --         --  --      --       (12)       --       (12)
                                -------   -------   ------ ----- ------ ----- ---------- ---  ------   --------  -------  ---------
Balance at October 2, 2004...   $ 4,828   $15,939   20,341 $ --  12,311 $  -- 11,593,394 $ 1  $  (4)   $31,317   $29,976  $ 61,290
                                =======   =======   ====== ====  ====== ===== ========== ===  ======   ========  =======  =========

                 See Notes to Consolidated Financial Statements.


                        B&G Foods, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                     Thirty-nine Weeks Ended
                                                                                   October 2,      September 27,
                                                                                      2004              2003
                                                                                   ----------      -------------

Cash flows from operating activities:
Net income...................................................................   $       15,869      $        9,497
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation..............................................................            4,971               4,232
   Deferred income taxes.....................................................            4,534               3,463
   Amortization and write off of deferred debt issuance costs and bond
   discount..................................................................            1,925               4,028
   Changes in assets and liabilities, net of effects of business combination:
         Trade accounts receivable...........................................           (6,570)             (4,332)
         Inventories.........................................................           (8,216)             (7,291)
         Prepaid expenses....................................................           (5,379)             (1,298)
         Due to related party................................................             (125)               (125)
         Other assets........................................................                -                  (1)
         Trade accounts payable..............................................           10,872               2,894
         Accrued expenses....................................................           (9,931)             (3,413)
         Other liabilities...................................................              (12)                 42
                                                                                ---------------     ---------------
     Net cash provided by operating activities...............................            7,938               7,696

Cash flows from investing activities:
   Net proceeds from sale of assets..........................................               52                   -
   Payments for acquisition of business......................................                -            (118,035)
   Capital expenditures......................................................           (5,285)             (4,399)
                                                                                ---------------     ---------------
     Net cash used in investing activities...................................           (5,233)           (122,434)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt..................................                -             150,000
   Proceeds from revolving line of credit....................................                -              12,000
   Payments of debt issuance costs...........................................                -              (5,299)
   Payments of long-term debt................................................           (1,125)            (54,856)
                                                                                ---------------     ---------------
     Net cash (used in) provided by financing activities.....................           (1,125)            101,845

   Effect of exchange rate fluctuation on cash and cash equivalents..........               70                  24
                                                                                ---------------     ---------------
Net increase (decrease) in cash and cash equivalents.........................            1,650             (12,869)
   Cash and cash equivalents at beginning of period..........................            8,092              15,866
                                                                                ---------------     ---------------

   Cash and cash equivalents at end of period................................         $  9,742      $        2,997
                                                                                ===============     ===============

   Supplemental disclosure of cash flow information:
     Cash interest...........................................................         $ 27,750      $       24,305
     Cash income taxes.......................................................         $  3,699      $          442

                 See Notes to Consolidated Financial Statements

                                     - 4 -

                        B&G Foods, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


(1)      Nature of Operations

         Organization

         During the thirteen weeks ended October 2, 2004, we were known as B&G Foods Holdings Corp. and were majority owned by Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), a private equity investment firm, and minority owned by management, directors and certain other investors. Our only asset and operations consisted of our ownership of B&G Foods, Inc. and its subsidiaries. Unless the context requires otherwise, references in this report to "B&G Foods," "the company," "we," "us" and "our" refer to B&G Foods, Inc. and its subsidiaries.

         On October 7, 2004, our Registration Statement on Form S-1 in respect of a proposed initial public offering of 17,391,305 Enhanced Income Securities
(EISs), an offering of $22,800 of 12.0% senior subordinated notes due 2016 separate from the EISs and an offering of $240,000 of 8.0% senior notes due 2011 was declared effective by the Securities and Exchange Commission. Each EIS represents one share of a new class of common stock, our Class A common stock, and $7.15 principal amount of 12.0% senior subordinated notes due 2016. The proceeds were allocated to the underlying Class A common stock and senior subordinated notes based upon the relative fair values of each. Trading of the EISs began on the American Stock Exchange on October 8, 2004. On October 14, 2004, the initial public offering, separate senior subordinated notes and senior notes transactions closed and we simultaneously entered into a new senior secured revolving credit facility (see Note 4). From the initial public offering and concurrent offerings, the Company raised net proceeds (after deducting transaction fees and expenses of $35,313) of approximately $490,704 on October 14, 2004 and $36,783 on October 22, 2004 in connection with the exercise of the underwriters' over-allotment option for an additional 2,608,695 EISs. We used the proceeds of the initial public offering, the concurrent offerings and cash on hand to repay all outstanding borrowings under, and terminate, our then existing senior secured credit facility, to repay $194,165 of our $220,000 9 5/8% senior subordinated notes due 2007, to repurchase all of our outstanding preferred stock from the existing stockholders, and to repurchase shares of our existing outstanding Class B common stock, options and warrants from the existing stockholders. Also on such date, $25,835 in proceeds from the initial public offering was set aside to redeem the remaining 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604%. In connection with the initial public offering and the concurrent offerings we anticipate that for the thirteen week period ended January 1, 2005 we will record nonrecurring charges that total approximately $24,088 ($14,790, net of taxes). These costs include: the write-off of existing bond discount of $655, write-off of existing deferred financing fees and costs associated with the retirement of existing senior subordinated notes of $13,238, payment of transaction bonuses of $5,878, and repurchase of management stock options of $4,317.

         Simultaneously with the completion of our initial public offering and the concurrent offerings, on October 14, 2004, B&G Foods, Inc., our wholly owned subsidiary, was merged with and into us and we were renamed B&G Foods, Inc. In addition, on such date and simultaneously with the offerings, our existing common stock was reclassified and converted into 109.8901 shares of Class B common stock. Share, per share, option and warrant amounts for all periods presented give effect to this reclassification and conversion unless otherwise stated.

         Nature of Operations

         We operate in one industry segment and manufacture, sell and distribute a diverse portfolio of high quality branded, shelf-stable food products. Our products include pickles, peppers, jams and jellies, canned meats and beans, spices, syrups, hot sauces, maple syrup, salad dressings, taco shells, seasonings, dinner kits, taco sauces, refried beans, salsa and other specialty food products which are sold to retailers and food service establishments. We distribute these products to retailers in the greater New York metropolitan area through a

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


direct-store-organization sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

         Sales of a number of our products tend to be seasonal; however, in the aggregate, our sales are not heavily weighted to any particular quarter. Sales during the first quarter of the fiscal year are generally below that of the following three quarters.

         We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers and other related specialty items during the months of July through October, and we purchase all of our maple syrup requirements during the months of April through July. Consequently, our liquidity needs are greatest during these periods.

         Acquisition and Accounting

         On August 21, 2003, we acquired certain assets of The Ortega Brand of Business for approximately $118,179 in cash, including transaction costs, from Nestle Prepared Foods Company. In connection with this transaction, we entered into a $200,000 senior secured credit facility comprised of a $50,000 five-year revolving credit facility and a $150,000 six-year term loan facility. The proceeds of this senior secured credit facility were used to fund the acquisition of Ortega and refinance our then-existing credit facility. See Note 4 (Long-Term Debt).

         In connection with the Ortega acquisition, we paid transaction fees to Bruckmann, Rosser, Sherrill and Co., Inc. (BRS & Co.), a related party, aggregating $1,000. We recorded these transaction fees as part of the purchase price for Ortega.

         The acquisition of Ortega was accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in our consolidated financial statements from the date of the Ortega acquisition. The excess of the purchase price for Ortega over the fair value of identifiable net assets acquired represents goodwill. Trademarks are deemed to have an indefinite useful life and are not amortized.

         The following table sets forth the allocation of the Ortega purchase price. The cost of the Ortega acquisition has been allocated to tangible and intangible assets as follows:


                Property, plant and equipment                                     5,964
                Goodwill                                                         76,310
                Indefinite-life intangible assets - trademarks                   30,700
                Other assets, principally net current assets                      6,960
                Other liabilities, principally net current liabilities           (2,039)
                Deferred income tax asset                                         2,294
                                                                             ----------
                       Total                                                 $  118,179
                                                                             ==========


         Unaudited Pro Forma Summary of Operations

         The following unaudited pro forma summary of operations for the thirteen and thirty-nine weeks ended September 27, 2003 presents our operations as if the Ortega acquisition had occurred as of the beginning of the periods presented. In addition to including the results of operations of the Ortega business, the unaudited pro forma information gives effect to interest on additional borrowings and changes in depreciation and amortization of property, plant and equipment.

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                        Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                                         September 27, 2003          September 27, 2003
                                                        --------------------      -----------------------

  Net Sales                                                    $ 92,288                     $ 273,590
  Net Income                                                      3,394                        10,728

  Basic net income available to common stockholders
     per common share                                            $ 0.00                        $ 0.07
  Diluted net income available to common
     stockholders per common share                               $ 0.00                        $ 0.05



         The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Ortega acquisition, and the related financing transactions, had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

(2)      Summary of Significant Accounting Policies

         Basis of Presentation

         Our unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly our consolidated financial position as of October 2, 2004 and the results of our operations and cash flows for the thirteen and thirty-nine week periods ended October 2, 2004 and September 27, 2003.

         Our results of operations for the thirteen and thirty-nine week periods ended October 2, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended January 3, 2004 included in Amendment No. 11 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC) on October 7, 2004.

         Adoption of New Accounting Standards

         In 2003, the Financial Accounting Standards Board (FASB) revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose its estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate and other assets). We adopted the provisions of Statement No. 132 (revised), except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes standards with respect to how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within the scope of such Statement as a liability because such financial instrument embodies an obligation of the issuer. We adopted Statement No. 150 on June 1, 2003, which has not impacted our accounting for the mandatorily redeemable preferred stock.

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation has not had an effect on our consolidated financial statements.

Use of Estimates

         The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, and the recoverability of goodwill, trademarks, property, plant and equipment and deferred tax assets. Actual results could differ from those estimates.

         Trade and Consumer Promotion Expenses

         We offer various sales incentive programs to customers and consumers, such as price discounts, in-store display incentives, slotting fees and coupons. The recognition of expense for these programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

         Inventories

         Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess, obsolete and unsaleable inventories. The estimate is based on our management's review of inventories on hand compared to estimated future usage and sales.

         Long-Lived Assets

         Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

         Goodwill and intangible assets (trademarks) not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

         Accounting Treatment for EISs

         Our EISs include Class A common stock and senior subordinated notes. Upon completion of our initial public offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the fair

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that may require bifurcation under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (FAS 133). Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes and the allocation of the EIS proceeds to the Class A common stock and the senior subordinated notes will not result in a substantial premium or discount.

         We have concluded that the call option and the change in control put option in the senior subordinated notes do not warrant separate accounting under FAS 133 because they are clearly and closely related to the economic characteristics of the host debt instrument. Therefore, we have allocated the entire proceeds of the offering to the Class A common stock and the senior subordinated notes. Upon subsequent issuances, if any, of senior subordinated notes, we will evaluate whether the call option and the change in control put option in the senior subordinated notes warrant separate accounting under FAS
133. We expect that if there is a substantial discount or premium upon a subsequent issuance of senior subordinated notes, we may need to separately account for the call option and the change in control put option features as embedded derivatives for such subsequent issuance. If we determine that the embedded derivatives, if any, require separate accounting from the debt host contract under FAS 133, the call option and the change in control put option associated with the senior subordinated notes will be recorded as derivative liabilities at fair value, with changes in fair value recorded as other non-operating income or expense. Any discount on the senior subordinated notes resulting from the allocation of proceeds to an embedded derivative will be amortized to interest expense over the life of the senior subordinated notes.

         The Class A common stock portion of each EIS will be included in stockholders' equity, net of the related portion of the EIS transaction costs allocated to Class A common stock, and dividends paid on the Class A common stock will be recorded as a reduction to retained earnings when declared by us. The senior subordinated note portion of each EIS will be included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes will be capitalized as deferred financing costs and amortized to interest expense using the effective interest method. Interest on the senior subordinated notes will be charged to expense as accrued by us. We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs.

         Income Tax Expense Estimates and Policies

         As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we must establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we must include a tax provision, or reduce our tax benefit in our consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

         We have recorded deferred tax assets, a portion of which represents net operating loss carryforwards. A valuation allowance has been recorded for certain state net operating loss carryforwards.

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


         There are various factors that may cause those tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumption and estimates used to prepare our financial statements when new regulation and legislation is enacted.

         We have accounted for our issuance of EISs as an issuance of the separate securities evidenced by such EISs and have allocated the proceeds received for each EIS between the common stock and senior subordinated note represented thereby in the amounts of their respective fair values at the time of issuance. Accordingly, we have accounted for the senior subordinated notes represented by the EISs as long-term debt bearing a stated interest rate and maturing on October 30, 2016. As discussed below, based on the opinion of tax counsel, we are of the view that the senior subordinated notes should be treated as debt for United States federal income tax purposes (although we have not sought a ruling from the IRS on this issue), and we intend to deduct annually interest expense of approximately $19,896 on the senior subordinated notes from taxable income for United States federal and state income tax purposes. There can be no assurance that the classification of senior subordinated notes as debt (or the amount of interest expense deducted) will not be challenged by the IRS or will be sustained by a court of law if challenged.

         If our treatment of the senior subordinated notes as debt is put at risk in the future as a result of a future ruling by the IRS or by a court of law, including an adverse ruling for EISs (or other similar securities) issued by other companies or as a result of a proposed adjustment by the IRS in an examination of our company or for any other reason, we will need to consider the effect of such developments on the determination of our future tax provisions and obligations. In the event the senior subordinated notes are required to be treated as equity for income tax purposes, then the cumulative interest expense associated with the senior subordinated notes for prior tax periods that are open to assessment and for future tax periods would not be deductible from taxable income and we would be required to recognize additional tax expense and establish a related income tax liability for prior period treatment. The additional tax due to the federal and state authorities would be based on our taxable income or loss for each of the years that we claimed the interest expense deduction and would materially and adversely affect our financial position, cash flow, and liquidity, and could affect our ongoing ability to make interest or dividend payments on the senior subordinated notes and dividend payments on the shares of common stock represented by the EISs and our ability to continue as a going concern. In addition, non-U.S. holders of our EISs could be subject to withholding taxes on the payment of interest treated as dividends on equity, which could subject us to additional liability for the withholding taxes that we do not collect on such payments. However, based on the opinion of our tax counsel, we do not currently intend to record a liability for a potential disallowance of this interest expense deduction or for the potential imposition of these withholding taxes.

         A factor in the ongoing determination that no liability should be recorded in our financial statements with respect to the deductibility for income tax purposes of the interest on the senior subordinated notes is the veracity, at the time of the offering, of the representations delivered by the purchasers of senior subordinated notes sold separately (not in the form of EISs). We may conduct procedures in the future to confirm the veracity, at the time of the offering, of the purchaser representations. In addition, other factors indicating the existence, at the time of the initial public offering, of any plan or pre-arrangement may also be relevant to this ongoing determination.

         Consequently, even if the IRS does not challenge the federal income tax treatment of the senior subordinated notes, it is possible that we will at some point in the future, as a result of the findings of the procedures noted above, or IRS interpretations or other changes in circumstances, conclude that we should establish a reserve for tax liabilities associated with a disallowance of all or part of the interest deductions on the senior subordinated notes, although our present view is that no such reserve is necessary or appropriate. If

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


we decide to maintain such a reserve, our income tax provision, and related income tax payable, would be materially impacted. As a result, our ability to pay dividends on the shares of our common stock could be materially impaired and the market price and/or liquidity for the EISs or our common stock could be adversely affected.

         Earnings Per Share

         We calculate earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net income (loss) available to common shares (net income less dividends accumulating during the period for 13% Series A and B cumulative preferred stock and Series C senior preferred stock and other charges) by the weighted average common shares outstanding during the period. Diluted earning per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of outstanding options and warrants. The mandatorily redeemable preferred stock is excluded from the calculation, as its conversion was contingent upon an initial public offering by us, which had not occurred as of October 2, 2004.


                                                         Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                     October 2,       September        October 2,       September
                                                     -----------      ----------       -----------      ---------
                                                        2004           27, 2003           2004           27, 2003
                                                        ----           --------           ----           --------

Net income.............................             $      4,804     $       3,226     $    15,869     $      9,497
Less: preferred stock dividends accumulated and
    related charges..............................          3,976             3,380          11,666            9,956
                                                    ------------     --------------    -----------     -------------
Net income (loss) available to common stockholders
                                                    $        828     $        (154)    $     4,203     $       (459)
                                                    ============     ==============    ===========     =============

Basic shares outstanding.........................     11,593,394        11,593,394      11,593,394       11,593,394
Basic net income (loss) available to common
    stockholders per common share................   $       0.07     $       (0.01)    $      0.36     $      (0.04)

Diluted shares outstanding.......................     15,492,115        11,593,394      15,492,115       11,593,394
Diluted net income (loss) available to common
    stockholders per common share................   $       0.05     $       (0.01)    $      0.27     $      (0.04)


         Following the consummation of our initial public offering, we have two classes of common stock, designated as Class A common stock and Class B common stock, and we will present basic and diluted earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.

         Net income available to our common stockholders will be allocated among our two classes of common stock. The allocation among the two classes will be based upon the two-class method. Basic earnings per share for our Class A and Class B common stock is calculated by dividing net income by the weighted average number of shares of Class A and Class B common stock outstanding. Diluted earnings per share for our Class A and Class B common stock will be the same as basic earnings per share, as following the completion of our initial public offering there are no securities, options or warrants that can be converted into either class of our common stock.

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


(3)      Inventories

         Inventories consist of the following:

                                                                    October 2, 2004       January 3, 2004
                                                                    ---------------       ---------------
             Raw materials and packaging.......................      $      21,541          $     14,916
             Work in process...................................              2,387                 1,555
             Finished goods....................................             65,077                64,318
                                                                     -------------          ------------

                  Total........................................      $      89,005          $     80,789
                                                                     =============          ============

(4)      Long-term Debt

         Senior Secured Credit Facility. On August 21, 2003, we entered into a newly amended and restated $200,000 senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50,000 five-year revolving credit facility and a $150,000 six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used (i) to fund the Ortega acquisition and to pay related transaction fees and expenses and (ii) to fully pay off our remaining obligations under term loan B of our then-existing term loan agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5,300 of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1,831 of deferred financing costs related to our then-existing term loan B. Under the senior secured credit facility, interest was determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin (4.94% at October 2, 2004 and 4.52% at January 3, 2004). The senior secured credit facility was secured by substantially all of our assets. The outstanding balances for the revolving credit facility and the term loan at October 2, 2004 were $0 and $148,500, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $568, was $49,432 at October 2, 2004.

         On October 14, 2004, we used a portion of the net proceeds of our initial public offering, offering of senior subordinated notes separate from the EISs and offering of senior notes as described in Note 1 and cash on hand to repay all outstanding borrowings under, and terminate our senior secured credit facility. Concurrently with those offerings, we entered into a $30,000 senior secured revolving credit facility. Interest is determined based on several alternative rates as stipulated in the new revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The new revolving credit facility is secured by substantially all of our assets except our real property. The new revolving credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The new revolving credit facility contains covenants that will restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The new revolving credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the new revolving credit facility will be restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The new revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings.

         9 5/8% Senior Subordinated Notes due 2007. As of October 2, 2004, we had outstanding $220,000 of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which we issued $120,000 principal amount in August 1997 and $100,000 principal amount in March 2002. The proceeds from the issuance of the senior subordinated notes issued in March 2002 were used to pay off, in its entirety, the then outstanding balance under our then-existing term loan A, and to reduce the amount outstanding under the our then-existing term loan B, and pay related deferred debt issuance costs.

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


         On October 14, 2004, $194,165 aggregate principal amount of the 9 5/8% senior subordinated notes were repaid with the proceeds of the initial public offering, the concurrent offerings and cash on hand at the redemption price of 102.043% (which redemption price includes a consent payment of 0.03%). Also on such date, $26,968 in proceeds from the initial public offering, the concurrent offerings and cash on hand were set aside to redeem the remaining $25,835 aggregate principal amount of the 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604% of the remaining aggregate principal amount plus accrued interest.

         12.0% Senior Subordinated Notes due 2016. In connection with our initial public offering, we issued on October 14, 2004 $124,348 aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22,800 aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs). In connection with the exercise of the underwriters' over-allotment option, on October 22, 2004 we issued an additional $18,652 aggregate principal amount of 12.0% senior subordinated notes in the form of EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes. The indenture governing the senior subordinated notes contains restrictions on our ability to pay dividends on our common stock.

         Interest on the senior subordinated notes is payable quarterly in arrears on January 30, April 30, July 30 and October 30 commencing on January 30, 2005. The senior subordinated notes will mature on October 30, 2016, unless earlier redeemed at our option as described below. We may not redeem the notes prior to October 30, 2009. On and after October 30, 2009, we may redeem for cash all or part of the senior subordinated notes upon not less than 30 or more than 60 days' notice by mail to the owners of senior subordinated notes, at redemption prices specified in the indenture governing the senior subordinated notes. If we redeem any senior subordinated notes, the senior subordinated notes and Class A common stock represented by each EIS will be automatically separated. Upon the occurrence of a change of control, unless we have exercised our right to redeem all senior subordinated notes as described above, each holder of the senior subordinated notes will have the right to require us to repurchase that holder's senior subordinated notes at a price equal to 101% of the principal amount of the senior subordinated notes being repurchased, plus any accrued and unpaid interest to the date of repurchase. In order to exercise this right, a holder must separate the senior subordinated notes and Class A common stock represented by such holder's EISs. The senior subordinated notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior secured and senior unsecured indebtedness, including the indebtedness under our new revolving credit facility and our senior notes. The senior subordinated notes rank pari passu in right of payment with all of our subordinated indebtedness.

         The senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in the indenture governing the senior subordinated notes. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our new revolving credit facility and the senior notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

         The indenture governing the senior subordinated notes contains covenants with respect to us and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


         8.0% Senior Notes due 2011. In addition, concurrently with our initial public offering and offering of separate senior subordinated notes, we issued $240,000 aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on April 1, 2005. Our obligations under the senior notes are fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors' general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors' secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors' existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors' future subordinated debt, including the senior subordinated notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes. On or after October 1, 2008, we may redeem some or all of the senior notes at the redemption prices as described in the indenture governing the senior notes. Prior to October 1, 2007, we may redeem up to 35% of the aggregate principal amount of the senior notes issued in the senior note offering with the net proceeds of one or more equity offerings at the redemption price as described in the indenture governing the senior notes. If we or any of the guarantors sell certain assets or experience specific kinds of changes in control, we must offer to purchase the senior notes at the prices as described in the indenture governing the senior notes plus accrued and unpaid interest to the date of redemption. The indenture governing the senior notes limits our ability and the ability of the guarantors to incur additional indebtedness and issue preferred stock; make restricted payments; allow restrictions on the ability of certain subsidiaries to make distributions; sell all or substantially all of our assets or consolidate or merge with or into other companies; enter into certain transactions with affiliates; or create liens and enter into sale and leaseback transactions. Each of the covenants is subject to a number of important exceptions and qualifications.

         We have no assets or operations independent of our direct and indirect subsidiaries. All of our domestic subsidiaries jointly and severally, and fully and unconditionally, guarantee our senior subordinated notes and our senior notes, and management has determined that our only subsidiary that is not a guarantor of our senior subordinated notes and senior notes is a "minor" subsidiary as that term is used in Rule 3-10 of Regulation S-X. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

         Deferred Financing Costs. As of October 2, 2004 we had net deferred financing costs of $8,361 relating to our then existing senior secured credit facility and our 9 5/8% senior subordinated notes. These deferred financing costs will be expensed during the fourth quarter of 2004. In connection with the issuance of the 12.0% senior subordinated notes due 2016 and the 8.0% senior notes due 2011, we will capitalize approximately $22,926, which will be amortized over their respective terms.

(5)      Redeemable Preferred Stock

         Our Amended and Restated Certificate of Incorporation provides that we may issue 100,000 shares of Preferred Stock, $0.01 par value per share. As of October 2, 2004, 22,000 shares of which were designated as the 13% Series A Cumulative Preferred Stock, 35,000 shares of which were designated as the 13% Series B Cumulative Preferred Stock and 25,000 of which were designated as the Series C Senior Preferred Stock (See Note 6).

         With respect to dividend rights and rights on liquidation, winding up and dissolution of our company, the Series C Senior Preferred Stock ranked senior to the 13% Series B Cumulative Preferred Stock and each ranked senior to the 13% Series A Cumulative Preferred Stock. The Series C Senior Preferred Stock, the 13%

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


Series B Cumulative Preferred Stock and the 13% Series A Cumulative Preferred Stock each ranked senior to our common stock.

         13% Series A Cumulative Preferred Stock. Each holder of 13% Series A Cumulative Preferred Stock was entitled to receive, when, as and if declared by the our board of directors, out of funds legally available therefor, cash dividends on each share of 13% Series A Cumulative Preferred Stock at a rate per annum equal to 13%, which dividends were cumulative without interest, whether or not earned or declared, on a daily basis, and were payable annually in arrears. These dividends amounted to $30,795 and $24,776 as of October 2, 2004 and September 27, 2003, respectively. The liquidation value aggregated $51,136 and $45,117 as of October 2, 2004 and September 27, 2003, respectively.

         13% Series B Cumulative Preferred Stock. Each holder of 13% Series B Cumulative Preferred Stock was entitled to receive, when, as and if declared by the our board of directors, out of funds legally available therefor, cash dividends on each share of 13% Series B Cumulative Preferred Stock at a rate per annum equal to 13%, which dividends were cumulative without interest, whether or not earned or declared, on a daily basis, and were payable annually in arrears. These dividends amounted to $4,889 and $1,901 as of October 2, 2004 and September 27, 2003, respectively. The liquidation value aggregated $24,385 and $21,397 as of October 2, 2004 and September 27, 2003, respectively.

         On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings, and cash on hand, to repurchase all of our outstanding Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock for an aggregate purchase price of $32,736 and $24,481, respectively, which was recorded against stockholders' equity.

         Warrants. The holders of the Series B Cumulative Preferred Stock received warrants exercisable to purchase an aggregate of 1,289,621 shares of our common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009. These warrants remained outstanding at October 2, 2004. In October 2004, we used a portion of the proceeds from our initial public offering (including from the exercise of the over-allotment option) and the concurrent offerings, and cash on hand to repurchase all of the outstanding warrants granted to the holders of our Series B Cumulative Preferred Stock for an aggregate purchase price of $6,733.

(6)      Mandatorily Redeemable Preferred Stock

         Series C Senior Preferred Stock. When and as declared by our board of directors and to the extent permitted under the General Corporation Law of the State of Delaware, we paid preferential dividends to the holders of our Series C Senior Preferred Stock. Dividends on each share of Series C Senior Preferred Stock accrued at a rate of 14% per annum. Such dividends accrued whether or not they were declared and whether or not we had profits, surplus or other funds legally available for the payment of dividends. To the extent that all accrued dividends were not paid on each June 30 and December 31 of each year beginning June 30, 2000 (which we refer to as the "dividend reference dates"), all dividends which had accrued on each share of Series C Senior Preferred Stock outstanding during the six-month period (or other period in the case of the initial dividend reference date) ending upon each such dividend reference date was accumulated and added to the liquidation value of such share. These dividends amounted to $22,750 and $16,711 as of October 2, 2004 and September 27, 2003. The liquidation value aggregated to $47,750 and $41,711 as of October 2, 2004 and September 27, 2003. Such dividends are charged to net income available to common stockholders.

         On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings, and cash on hand to repurchase all of our outstanding Series C Senior Preferred Stock for an aggregate purchase price of $48,433, which was recorded against stockholders' equity.

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


         Warrants. The holders of our Series C Senior Preferred Stock received warrants exercisable to purchase an aggregate of 1,805,477 shares of our common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.

         In October 2004, we used a portion of the proceeds from our initial public offering (including from the exercise of the over-allotment option) and the concurrent offerings, and cash on hand to repurchase a portion of the outstanding warrants granted to the holders of our Series C Senior Preferred Stock for an aggregate purchase price of $2,173, which was recorded against stockholders' equity. The remaining 728,393 warrants that had been granted to the holders of our Series C Senior Preferred Stock were exercised for an equivalent number of shares of our Class B common stock as of October 22, 2004.

(7)      Capital Stock and Option Plan

         1997 Incentive Stock Option Plan. In 1997, we adopted the 1997 Incentive Stock Option Plan for our and our subsidiaries' key employees. The option plan authorized for grant to key employees and officers options for up to 736,263 shares of our common stock. The option plan authorized us to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986 or (ii) non-qualified stock options. The option plan provided that it may be administered by our board of directors or a committee designated by our board of directors. Options granted under the option plan were exercisable in accordance with the terms established by the board of directors. Under the option plan, our board of directors determined the exercise price of each option granted, which in the case of incentive stock options, could not be less than fair value. All option grants were made at fair value as determined by a third party valuation. Options expired on the date determined by the board of directors, which expiration date was not permitted to be later than the tenth anniversary of the date of grant. The options vested ratably over 5 years. During fiscal year 2001, options to purchase 76,923 shares of our common stock were granted to an executive of the Company. No other options were granted during fiscal year 2001 and no options were granted during fiscal 2002 or 2003. As of October 2, 2004, options to purchase 728,020 shares of our common stock, all of which were incentive stock options, had been granted since the inception of the option plan, and 8,243 additional shares were available for grant under the plan.

         Other Stock Options. Pursuant to the terms of a license agreement with Emeril's Food of Love Productions, LLC (EFLP) dated June 2000, we granted EFLP and William Morris Agency, Inc. 68,021 and 7,582 stock options, respectively. As of October 2, 2004, all such options were exercisable at a price of $0.09 per share of common stock, were fully vested and had an expiration date of June 9, 2010. We recorded the options at fair value and expensed such options in 2000.

         Option Repurchases. On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings to repurchase all options outstanding under the option plan for an aggregate purchase price of $3,911. In addition, we used a portion of the proceeds from our initial public offering and the concurrent offerings and cash on hand to repurchase all options that we had granted to EFLP and William Morris Agency for an aggregate purchase price of $406. The repurchase of non-employee stock options will be charged to our stockholders' equity up to the fair value of the stock options on the date of repurchase.

(8)      Pension Benefits

         Net periodic costs for the thirteen and thirty-nine week periods ended October 2, 2004 and September 27, 2003 include the following components:

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                          Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                                      October 2,    September 27,    October 2,     September 27,
                                                         2004            2003            2004            2003
                                                         ----            ----            ----            ----

Service cost - benefits earned during the period        $  326       $   251           $ 1,002       $      719
Interest cost on projected benefit obligation              232           209               749              621
Expected return on plan assets                            (203)         (158)             (616)            (474)
Amortization of Unrecognized Price Service Cost              1             0                 1                0
Net amortization and deferral                               31            21               124               63
                                                        ------       -------           -------       ----------
Net pension benefit cost                                $  387       $   323           $ 1,260       $      929
                                                        ======       =======           =======       ==========


         As of October 2, 2004, $1,860 in contributions have been made during fiscal 2004. We do not presently anticipate making any additional payments for the year ended January 1, 2005 to fund our pension plan obligations.

(9)      Related-Party Transactions

         As of October 2, 2004, we were party to a management agreement with BRS & Co., the manager of BRS, pursuant to which BRS & Co. is paid an annual fee of $500 per year for certain management, business and organizational strategy, and merchant and investment banking services. The management agreement was terminated as of October 14, 2004.

         "Due to related party" at October 2, 2004 and January 3, 2004 includes management fees to BRS & Co.

         We are also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by our company, which fee will not exceed 1.0% of the total transaction value. In connection with our acquisition of Ortega, we paid transaction fees to BRS aggregating $1,000 during the thirty-nine weeks ended September 27, 2003. We recorded these transaction fees as part of the purchase price for Ortega. No such fees were paid during the thirty-nine weeks ended October 2, 2004.

         In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings.

         We lease a manufacturing and warehouse facility from the chairman of our board of directors under an operating lease which expires in April 2009. Total rent expense associated with this lease was $578 for the thirty-nine weeks ended October 2, 2004 and September 27, 2003.

(10)     Commitments and Contingencies

         We did not make any material expenditures during the thirteen or thirty-nine week periods ended October 2, 2004 and September 27, 2003 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

                        B&G Foods, Inc. and Subsidiaries
                    Note to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                  (Unaudited)


         In January 2002, we were named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of our company, at the Combe Fill South Landfill, a Superfund site. In February 2003, we paid $100 in settlement of all asserted claims arising from this matter, and in March 2003, a bar order was entered by the United States District Court for the District of New Jersey protecting our company, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed. The $100 and a portion of the legal fees were reimbursed by the purchaser of White Cap Preserves pursuant to an indemnity wherein they acquired that liability.

         We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

         We are subject to environmental regulations in the normal course of business. Management believes that the cost of compliance with such regulations will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Forward-Looking Statements" and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes for the year ended January 3, 2004 included in Amendment No. 11 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (SEC) on October 7, 2004.

General

         We manufacture, sell and distribute a diversified portfolio of high quality, shelf-stable, branded food products, many of which have leading regional or national retail market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced branded product.

         Our business strategy is to continue to increase sales, profitability and free cash flow by enhancing our existing portfolio of branded shelf-stable products and by capitalizing on our competitive strengths. We intend to implement our strategy through the following initiatives: profitably growing our established brands, leveraging our unique multiple-channel sales and distribution system, introducing new products, capitalizing on the higher growth Mexican segment of the food industry, and expanding our brand portfolio with new licensing arrangements.

         Since 1996, we have successfully acquired and integrated 16 separate brands into our operations. We believe that successful future acquisitions, if any, will enhance our portfolio of existing businesses, further leveraging our existing platform.

         We completed the acquisition of certain assets of The Ortega Brand of Business from Nestle Prepared Foods Company on August 21, 2003, which we refer to in this report as "Ortega" or the "Ortega acquisition". The Ortega acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition. The Ortega acquisition and the application of the purchase method of accounting affect comparability between periods.

         We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading "Forward-Looking Statements" in this report include:

         Fluctuations in Commodity Prices: We purchase raw materials, including agricultural products, meat and poultry from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. In the past six to twelve months we have seen increasing prices in certain of these commodities, particularly in packaging materials, pork and chicken and we expect this trend may continue. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. There can be no assurance, however, that any price increases by us will offset the increased cost of these raw material commodities, or that we will be able to raise prices at all.

         Consolidation in the Retail Trade and Consequent Inventory Reductions:
As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. These customers are also reducing their inventories and increasing their emphasis on private label products. To date we have been able to offset these trends by using our marketing expertise, unique products and category leadership to maintain and increase volume.

         Changing Customer Preferences: Consumers in the market categories in which we compete frequently change their taste preferences, dietary habits and product packaging preferences. By anticipating, identifying or developing and marketing products that respond to these changes in consumer preferences, we have largely been able to offset this challenge.

         Consumer Concern Regarding Food Safety, Quality and Health: The food industry is subject to consumer concerns regarding the safety and quality of certain food products, including the health implications of genetically modified organisms, obesity and trans fatty acids. By complying with applicable food and safety laws and regulations, we have been able to produce food products that generate consumer confidence in the safety and quality of our food products.

         Changing Valuations of the Canadian Dollar in Relation to the U.S.
Dollar: We purchase most of our maple syrup requirements from manufacturers located in Quebec, Canada. Over the past year the U.S. dollar has weakened against the Canadian dollar, which has in turn increased our costs relating to the production of our maple syrup products.

         To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through productivity and to address consumer concerns about food safety, quality and health.

         Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.

         Use of Estimates

         The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, and the recoverability of goodwill, trademarks, property, plant and equipment and deferred tax assets. Actual results could differ from those estimates.

         Trade and Consumer Promotion Expenses

         We offer various sales incentive programs to customers and consumers, such as price discounts, in-store display incentives, slotting fees and coupons. The recognition of expense for these programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

         Inventories

         Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess, obsolete and unsaleable inventories. The estimate is based on our management's review of inventories on hand compared to estimated future usage and sales.

         Long-Lived Assets

         Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

         Goodwill and intangible assets (trademarks) not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

         Accounting Treatment for EISs

         Our EISs include Class A common stock and senior subordinated notes. Upon completion of our initial public offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that may require bifurcation under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (FAS 133). Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes and the allocation of the EIS proceeds to the Class A common stock and the senior subordinated notes will not result in a substantial premium or discount.

         We have concluded that the call option and the change in control put option in the senior subordinated notes do not warrant separate accounting under FAS 133 because they are clearly and closely related to the economic characteristics of the host debt instrument. Therefore, we have allocated the entire proceeds of the offering to the Class A common stock and the senior subordinated notes. Upon subsequent issuances, if any, of senior subordinated notes, we will evaluate whether the call option and the change in control put option in the senior subordinated notes warrant separate accounting under FAS
133. We expect that if there is a substantial discount or premium upon a subsequent issuance of senior subordinated notes, we may need to separately account for the call option and the change in control put option features as embedded derivatives for such subsequent issuance. If we determine that the embedded derivatives, if any, require separate accounting from the debt host contract under FAS 133, the call option and the change in control put option associated with the senior subordinated notes will be recorded as derivative liabilities at fair value, with changes in fair value recorded as other non-operating income or expense. Any discount on the senior subordinated notes resulting from the allocation of proceeds to an embedded derivative will be amortized to interest expense over the life of the senior subordinated notes.

         The Class A common stock portion of each EIS will be included in stockholders' equity, net of the related portion of the EIS transaction costs allocated to Class A common stock, and dividends paid on the Class A common stock will be recorded as a reduction to retained earnings when declared by us. The senior subordinated note portion of each EIS will be included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes will be capitalized as deferred financing costs and amortized to interest expense using the effective interest method. Interest on the senior subordinated notes will be charged to expense as accrued by us. We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs.

         Income Tax Expense Estimates and Policies

         As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we must establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we must include a tax provision, or reduce our tax benefit in our consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

         We have recorded deferred tax assets, a portion of which represents net operating loss carryforwards. A valuation allowance has been recorded for certain state net operating loss carryforwards.

         There are various factors that may cause those tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumption and estimates used to prepare our financial statements when new regulation and legislation is enacted.

         We have accounted for our issuance of EISs as an issuance of the separate securities evidenced by such EISs and have allocated the proceeds received for each EIS between the common stock and senior subordinated note represented thereby in the amounts of their respective fair values at the time of issuance. Accordingly, we have accounted for the senior subordinated notes represented by the EISs as long-term debt bearing a stated interest rate and maturing on October 30, 2016. As discussed below, based on the opinion of tax counsel, we are of the view that the senior subordinated notes should be treated as debt for United States federal income tax purposes (although we have not sought a ruling from the IRS on this issue), and we intend to deduct annually interest expense of approximately $19.9 million on the senior subordinated notes from taxable income for United States federal and state income tax purposes. There can be no assurance that the classification of senior subordinated notes as debt (or the amount of interest expense deducted) will not be challenged by the IRS or will be sustained by a court of law if challenged.

         If our treatment of the senior subordinated notes as debt is put at risk in the future as a result of a future ruling by the IRS or by a court of law, including an adverse ruling for EISs (or other similar securities) issued by other companies or as a result of a proposed adjustment by the IRS in an examination of our company or for any other reason, we will need to consider the effect of such developments on the determination of our future tax provisions and obligations. In the event the senior subordinated notes are required to be treated as equity for income tax purposes, then the cumulative interest expense associated with the senior subordinated notes for prior tax periods that are open to assessment and for future tax periods would not be deductible from taxable income and we would be required to recognize additional tax expense and establish a related income tax liability for prior period treatment. The additional tax due to the federal and state authorities would be based on our taxable income or loss for each of the years that we claimed the interest expense deduction and would materially and adversely affect our financial position, cash flow, and liquidity, and could affect our ongoing ability to make interest or dividend payments on the senior subordinated notes and dividend payments on the shares of common stock represented by the EISs and our ability to continue as a going concern. In addition, non-U.S. holders of our EISs could be subject to withholding taxes on the payment of interest treated as dividends on equity, which could subject us to additional liability for the withholding taxes that we do not collect on such payments. However, based on the opinion of our tax counsel, we do not currently intend to record a liability for a potential disallowance of this interest expense deduction or for the potential imposition of these withholding taxes.

         A factor in the ongoing determination that no liability should be recorded in our financial statements with respect to the deductibility for income tax purposes of the interest on the senior subordinated notes is the veracity, at the time of the offering, of the representations delivered by the purchasers of senior subordinated notes sold separately (not in the form of EISs). We may conduct procedures in the future to confirm the veracity, at the time of the offering, of the purchaser representations. In addition, other factors indicating the existence, at the time of the initial public offering, of any plan or pre-arrangement may also be relevant to this ongoing determination.

         Consequently, even if the IRS does not challenge the federal income tax treatment of the senior subordinated notes, it is possible that we will at some point in the future, as a result of the findings of the procedures noted above, or IRS interpretations or other changes in circumstances, conclude that we should establish a reserve for tax liabilities associated with a disallowance of all or part of the interest deductions on the senior subordinated notes, although our present view is that no such reserve is necessary or appropriate. If we decide to maintain such a reserve, our income tax provision, and related income tax payable, would be materially impacted. As a result, our ability to pay dividends on the shares of our common stock could be materially impaired and the market price and/or liquidity for the EISs or our common stock could be adversely affected.

         Stock Based Compensation

         Simultaneously with, and subject to the closing of, our initial public offering, we repurchased for cash all outstanding options under our stock option plan and we terminated the stock option plan. We will record stock compensation expense in the fourth quarter of fiscal 2004, the period in which the initial public offering closed, based on the amount paid to the officers and employees in excess of the exercise price of the underlying option. The repurchase of non-employee stock options will be charged to stockholders' equity up to the fair value of the stock options on the date of repurchase. Amounts paid in excess of fair value, if any, will be recognized as additional compensation expense.

         Warrants

         Certain holders of our mandatorily redeemable preferred stock were previously issued warrants, which are exercisable to purchase shares of our common stock. The fair value of the warrants granted was determined using the Black Scholes pricing model. The warrants were accounted for as a discount of the mandatorily redeemable preferred stock and the accretion of such warrants is charged to net income available for common stockholders over the life of the warrants. As of October 2, 2004, all warrants were exercisable by the holders. Simultaneously with our initial public offering, a portion of our outstanding warrants to purchase common stock were repurchased for cash and charged to stockholders' equity in the period in which the initial public offering closed. All existing warrants not repurchased by us upon the initial closing or in connection with the exercise of the underwriters' over-allotment option were exercised by the holders as of October 22, 2004, and the holders of the remaining warrants received shares of Class B common stock pursuant to the terms of the warrants. Upon such exercise of the warrants, there will be no change in stockholders' equity in the period from the initial public offering closing date to the date of exercise of the underwriters' over-allotment option.

         Earnings Per Share

         Following the consummation of our initial public offering, we have two classes of common stock, designated as Class A common stock and Class B common stock, and we will present basic and diluted earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.

         Net income available to our common stockholders will be allocated among our two classes of common stock. The allocation among the two classes will be based upon the two-class method. Basic earnings per share for our Class A and Class B common stock is calculated by dividing net income by the weighted average number of shares of Class A and Class B common stock outstanding. Diluted earnings per share for our Class A and Class B common stock will be the same as basic earnings per share, as following the completion of our initial public offering there are no securities, options or warrants that can be converted into either class of our common stock.

Results of Operations

         The following table sets forth the percentages of net sales represented by selected items for the thirteen and thirty-nine week periods ended October 2, 2004 and September 27, 2003 reflected in our Consolidated Statements of Operations. The comparisons of financial results are not necessarily indicative of future results:

                                                                  Thirteen Weeks Ended          Thirty-nine Weeks
                                                              ---------------------------   -------------------------
                                                              October 2,    September 27,   October 2,  September 27,
                                                                  2004           2003          2004          2003
                                                                  ----           ----          ----          ----

  Common Size Income Statement:
  Net sales................................................      100.0%         100.0%         100.0%         100.0%
  Cost of goods sold.......................................       70.6%          68.7%          69.1%          69.3%
                                                                  -----          -----          -----          -----
       Gross profit........................................       29.4%          31.3%          30.9%          30.7%

  Sales, marketing and distribution expenses...............       10.5%          11.8%          11.5%          11.5%
  General and administrative expenses......................        1.3%           2.2%           1.3%           2.0%
  Management fees-related party............................        0.1%           0.2%           0.1%           0.2%
                                                                   ----           ----           ----           ----
       Operating income....................................       17.4%          17.2%          18.0%          16.9%

  Interest expense, net....................................        8.9%          11.1%           8.6%          10.2%
                                                                   ----          -----           ----          -----
       Income before income taxes..........................        8.5%           6.1%           9.4%           6.7%

  Provision for income taxes...............................        3.3%           2.2%           3.6%           2.5%
                                                                   ----           ----           ----           ----
       Net income..........................................        5.2%           3.9%           5.7%           4.2%

  Preferred stock dividend accumulated and related charges.        4.3%           4.1%           4.2%           4.4%
                                                                   ----           ----           ----           ----
  Net income (loss) available to common stockholders per
     common share..........................................        0.9%          (0.2%)          1.5%          (0.2%)
                                                                   ====          ======          ====          ======


         As used in this section the terms listed below have the following meanings:

         Net Sales. Our net sales represents gross sales of products shipped to customers plus amounts charged customers for shipping and handling, less cash discount, coupon redemption, slotting fees and trade promotional spending.

         Gross Profit. Our gross profit is equal to our net sales less cost of goods sold. The primary components of our cost of goods sold are cost of internally manufactured products, purchases of finished goods from co-packers plus freight costs to our distribution centers and to our customers.

         Sales, Marketing and Distribution Expenses. Our sales, marketing and distribution expenses include costs for marketing personnel, consumer programs, internal sales forces, brokerage costs and warehouse facilities.

         General and Administrative Expenses. Our general and administrative expenses include administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services, management fees and other general corporate expenses.

Non-GAAP Financial Measures

         Certain disclosures in this report include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows. We present EBITDA (earnings before interest, taxes, depreciation and amortization) because we believe it is a useful indicator of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA because covenants in the indenture governing our senior notes, our new revolving credit facility and the indenture governing our senior subordinated notes contain ratios based on this measure.

         A reconciliation of EBITDA with the most directly comparable GAAP measure is included below for the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003 along with the components of EBITDA.

         Reconciliation of EBITDA to Net Cash Provided by Operating Activities.

                                                           Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                                           ---------------------      -----------------------
                                                          October 2,   September 27,   October 2,    September 27,
                                                            2004           2003           2004           2003
                                                         ----------    ------------    ----------    -------------
Net income...........................................         $4,804         $3,226       $15,869      $ 9,497 (1)
Depreciation.........................................          1,734          1,491         4,971        4,232
Income tax expense...................................          3,020          1,847         9,976        5,772
Interest expense, net................................          8,195          9,226        23,801       23,223
                                                     -------------------------------------------------------------
EBITDA (2)...........................................         17,753         15,790        54,617       42,724
Income tax expense...................................         (3,020)        (1,847)       (9,976)      (5,772)
Interest expense, net................................         (8,195)        (9,226)      (23,801)     (23,223)
Deferred income taxes................................          1,396          1,209         4,534        3,463
Amortization of deferred financing and bond discount.            641          2,541         1,925        4,028
 Changes in assets and liabilities, net of effects
    of business combination..........................        (10,569)       (12,124)      (19,361)     (13,524)
                                                     -------------------------------------------------------------

 Net cash (used in) provided by operating activities.       $ (1,994)       $(3,657)       $7,938       $7,696
                                                     =============================================================
-----------------
     (1) Net income includes an unusual bad debt expense incurred in the thirty-nine week period ended September 27, 2003 of $0.6 million ($0.4 million, net of tax) relating to Fleming Companies, Inc., which filed for Chapter 11 Bankruptcy on April 1, 2003.

     (2) We define EBITDA as net income before interest, income taxes, depreciation and amortization. We believe that the most directly comparable GAAP financial measure to EBITDA is net cash (used in) provided by operating activities. The table above presents a reconciliation of EBITDA to net cash (used in) provided by operating activities. We present EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service our debt. We also present this discussion of EBITDA because covenants in the indenture governing our senior notes, our new revolving credit facility and the indenture governing our senior subordinated notes contain ratios based on this measure. EBITDA is not a substitute for operating income, net income or net cash (used in) provided by operating activities, as determined in accordance with generally accepted accounting principles. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, capital expenditures and acquisitions, if any, and pay its income taxes and dividends, if any. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. EBITDA, as we define it, may differ from similarly named measures used by other entities.


Thirteen week period ended October 2, 2004 compared to thirteen week period ended September 27, 2003.

         Net Sales. Net sales increased $8.6 million or 10.4% to $91.9 million for the thirteen week period ended October 2, 2004 from $83.3 million for the thirteen week period ended September 27, 2003. The Ortega acquisition, which occurred August 21, 2003, accounted for $8.8 million of the sales increase. Sales of our lines of Polaner and Trappey products increased $1.2 million and $0.8 million or 13.9% and 27.2%, respectively, reflecting higher unit volume. These increases were offset by a reduction of sales in B&M Baked Beans, Vermont Maid and Emeril products in the amounts of $0.9 million, $0.7 million and $0.5 million or 17.7%, 44.4% and 6.5%, respectively. All other brands decreased, in the aggregate by, $0.1 million or 0.3%.

         Gross Profit. Gross profit increased $0.9 million or 3.6% to $27.0 million for the thirteen week period ended October 2, 2004 from $26.1 million for the thirteen week period ended September 27, 2003. Gross profit expressed as a percentage of net sales decreased to 29.4% in the thirteen week period ended October 2, 2004 from 31.3% in the thirteen week period ended September 27, 2003. The decrease in gross profit percentage was primarily due to higher costs of packaging and ingredients, including meat, chicken, maple syrup and beans. The higher costs were partially offset by the favorable business impact of the Ortega acquisition.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $0.2 million or 1.7% to $9.6 million for the thirteen week period ended October 2, 2004 from $9.8 million for the thirteen week period ended September 27, 2003. These expenses as a percentage of net sales decreased to 10.5% for the thirteen week period ended October 2, 2004 from 11.8% for the thirteen week period ended September 27, 2003. The Ortega acquisition accounted for $0.6 million of the increase in sales and marketing expenses for the thirteen week period ended October 2, 2004. All other expenses decreased $0.8 million.

         General and Administrative Expenses. General and administrative expenses and management fees decreased $0.6 million or 31.4% to $1.4 million for the thirteen week period ended October 2, 2004 from $2.0 million in the thirteen week period ended September 27, 2003. The decrease was primarily due to a reduction in incentive compensation accruals.

         Operating Income. As a result of the foregoing, operating income increased $1.7 million or 12.0% to $16.0 million for the thirteen week period ended October 2, 2004 from $14.3 million for the thirteen week period ended September 27, 2003. Operating income expressed as a percentage of net sales increased to 17.4% in the thirteen week period ended October 2, 2004 from 17.2% in the thirteen week period ended September 27, 2003.

         Interest Expense. Interest expense, net decreased $1.0 million or 12.2% to $8.2 million for the thirteen week period ended October 2, 2004 from $9.2 million in the thirteen week period ended September 27, 2003. Included in the 2003 period was a write-off of $1.8 million of deferred financing costs in connection with the payment in full during fiscal 2003 of the term loan B under our then-existing term loan agreement. In addition, average debt outstanding increased approximately $34.0 million in the thirteen week period ended October 2, 2004 verses the thirteen week period ended September 27, 2003. See "--Liquidity and Capital Resources--Debt" below.

         Provision for Income Taxes. Income tax expense increased $1.2 million or 63.5% to $3.0 million for the thirteen week period ended October 2, 2004 from $1.8 million in the thirteen week period ended September 27, 2003. Our effective tax rate was 38.6% for the thirteen week period ended October 2, 2004 and 36.4% for the thirteen week period ended September 27, 2003.

Thirty-nine week period ended October 2, 2004 compared to thirty-nine week period ended September 27, 2003.

         Net Sales. Net sales increased $49.3 million or 21.7% to $276.4 million for the thirty-nine week period ended October 2, 2004 from $227.1 million for the thirty-nine week period ended September 27, 2003. The Ortega acquisition, which occurred August 21, 2003, accounted for $48.6 million of the sales increase. Sales of the our line of Maple Grove Farms Of Vermont, Trappey, Emeril, Underwood and Polaner products increased $2.1 million, $1.1 million, $0.7 million, $0.5 million and $0.4 million or 6.3%, 10.5%, 3.7%, 3.1% and 1.7%, respectively, reflecting higher unit volume. These increases were offset by a reduction of sales in B&M Baked Beans, Bloch & Guggenheimer and Sason products in the amounts of $3.0 million, $0.8 million and $0.6 million or 14.3%, 2.3% and 15.5%, respectively. All other brands increased, in the aggregate by, $0.3 million or 0.4%.

         Gross Profit. Gross profit increased $15.8 million or 22.7% to $85.5 million for the thirty-nine week period ended October 2, 2004 from $69.7 million for the thirty-nine week period ended September 27, 2003. Gross profit expressed as a percentage of net sales increased to 30.9% in the thirty-nine week period ended October 2, 2004 from 30.7% in the thirty-nine week period ended September 27, 2003. The increase in gross profit percentage was primarily the result of the favorable business impact of the Ortega acquisition, partially offset by higher costs of packaging and ingredients, including meat, chicken, maple syrup and beans.

         Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $5.7 million or 21.5% to $31.9 million for the thirty-nine week period ended October 2, 2004 from $26.2 million for the thirty-nine week period ended September 27, 2003. These expenses as a percentage of net sales remained constant at 11.5% for the thirty-nine week period ended October 2, 2004 and the thirty-nine week period ended September 27, 2003. The Ortega acquisition accounted for $5.9 million of the increase in sales and marketing expenses for the thirty-nine week period ended October 2, 2004. All other expenses decreased $0.2 million due primarily to decreased marketing spending.

         General and Administrative Expenses. General and administrative expenses and management fees decreased $1.0 million or 20.0% to $4.0 million for the thirty-nine week period ended October 2, 2004 from $5.0 million in the thirty-nine week period ended September 27, 2003. Included in the thirty-nine week period ended September 27, 2003 is a bad debt write-off of $0.6 million relating to Fleming Companies, Inc., which filed Chapter 11 bankruptcy on April 1, 2003.

         Operating Income. As a result of the foregoing, operating income increased $11.1 million or 29.0% to $49.6 million for the thirty-nine week period ended October 2, 2004 from $38.5 million for the thirty-nine week period ended September 27, 2003. Operating income expressed as a percentage of net sales increased to 18.0% in the thirty-nine week period ended October 2, 2004 from 16.9% in the thirty-nine week period ended September 27, 2003.

         Interest Expense. Interest expense, net increased $0.6 million to $23.8 million for the thirty-nine week period ended October 2, 2004 from $23.2 million in the thirty-nine week period ended September 27, 2003. Included in the 2003 period was a write-off of $1.8 million of deferred financing costs in connection with the payment in full during fiscal 2003 of the term loan B under our then-existing term loan agreement. In addition, average debt outstanding increased approximately $77.0 million in the thirty-nine week period ended October 2, 2004 verses the thirty-nine week period ended September 27, 2003. See "--Liquidity and Capital Resources--Debt" below.

         Provision for Income Taxes. Income tax expense increased $4.2 million or 72.8% to $10.0 million for the thirty-nine week period ended October 2, 2004 from $5.8 million in the thirty-nine week period ended September 27, 2003. Our effective tax rate was 38.6% for the thirty-nine week period ended October 2, 2004 and 37.8% for the thirty-nine week period ended September 27, 2003.

Liquidity and Capital Resources

         Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions, if any. See also, "Commitments and Contractual Obligations" below. We will fund our liquidity needs primarily through cash generated from operations and to the extent necessary, through borrowings under our revolving credit facility.

         Cash Flows. Cash provided by operating activities increased $0.2 million to $7.9 million for the thirty-nine week period ended October 2, 2004 from $7.7 million in the thirty-nine week period ended September 27, 2003. The increase was due to an increase in trade accounts payable and net income partially offset by an increase in trade accounts receivable, prepaid expenses and inventory primarily relating to the Ortega acquisition and a decrease in accrued expenses as compared to the thirty-nine week period ended September 27, 2003. Working capital at October 2, 2004 was $88.3 million, an increase of $21.0 million over working capital at January 3, 2004 of $67.3 million.

         Net cash used in investing activities for the thirty-nine week period ended October 2, 2004 was $5.2 million as compared to net cash used in investing activities of $122.4 million for the thirty-nine week period ended September 27, 2003. Capital expenditures during the thirty-nine week period ended October 2, 2004 of $5.3 million included purchases of manufacturing and computer equipment and were $0.9 million above the $4.4 million in similar capital expenditures for the thirty-nine week period ended September 27, 2003. Investment expenditures for the thirty-nine week period ended September 27, 2003 included $118.0 million for the Ortega acquisition incurred through that date.

         Net cash used in financing activities for the thirty-nine week period ended October 2, 2004 was $1.1 million as compared to net cash provided by financing activities of $101.8 million for the thirty-nine week period ended September 27, 2003. The net cash used in financing activities for the thirty-nine week period ended October 2, 2004 included our required $1.1 million year-to-date payment under our term loan. During the thirty-nine week period ended September 27, 2003, we entered into a $150.0 million term loan and borrowed $12.0 million under a new $50.0 million revolving credit facility in connection with the Ortega acquisition. The net cash provided by these financing activities for the thirty-nine week period ended September 27, 2003 was reduced by $54.6 million, $5.3 million and $0.3 million to pay-off the existing debt under our then existing credit facility, to pay new deferred debt issuance costs and to make a required payment toward the new term loan, respectively.

         We believe that based on a number of factors, including our trademark and goodwill amortization for tax purposes from our prior acquisitions, and the income tax effects of our initial public offering, the concurrent offerings and related transactions, including our call premium on our outstanding senior subordinated notes, other write-offs of existing deferred financing costs and the compensation expense associated with the exercise of certain management stock options, we will realize a significant reduction in cash taxes in 2004 and 2005, and further, we will realize a benefit to our cash taxes payable from such amortization for the taxable years 2004 through 2018.

         Prior to the completion of our initial public offering, our board of directors adopted a dividend policy that reflects a basic judgment that our stockholders would be better served if we distributed our cash available to pay dividends to them instead of retaining it in our business. Under this policy, cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets and $6.0 million of dividend restricted cash (that can be used for the payment of dividends on Class A common stock or for any other purpose other than the payment of dividends on the Class B common stock) would in general be distributed as regular quarterly cash dividends (up to the intended dividend rates determined by our board of directors) to the holders of our Class A common stock and as regular annual cash dividends (up to the dividend rate permitted under our debt agreements and our organizational documents) to the holders of our Class B common stock and not be retained by us as cash on our consolidated balance sheet. However, dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Furthermore, our board of directors may, in its sole discretion, amend or repeal this dividend policy with respect to the Class A and Class B common stock at any time. Our board of directors may decrease the level of dividends for the Class A and Class B common stock below the intended dividend rates or discontinue entirely the payment of dividends.

         As a result of our dividend policy, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

         For the thirty-nine weeks ended October 2, 2004, we had cash flows from operations of $7.9 million. If our cash flows from operations for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our new revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our new revolving credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business.

         Acquisitions. Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. We have historically financed acquisitions with borrowings and cash flows from operations. Our interest expense has increased significantly as a result of additional indebtedness we have incurred as a result of our acquisition of Ortega, and will increase with any additional indebtedness we may incur to finance potential future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

         Environmental Clean-Up Costs. We have not made any material expenditures during the thirty-nine week period ended October 2, 2004 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

         In January 2002, we were named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of our company, at the Combe Fill South Landfill, a Superfund site. In February 2003, we paid $0.1 million in settlement of all asserted claims arising from this matter, and in March 2003 a bar order was entered by the United States District Court for the District of New Jersey protecting us, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed. The $0.1 million and a portion of the legal fees were reimbursed by the purchaser of White Cap Preserves pursuant to an indemnity wherein they acquired that liability.

         Debt. On August 21, 2003, we entered into a newly amended and restated $200.0 million senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50.0 million five-year revolving credit facility and a $150.0 million six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used (i) to fund the Ortega acquisition and to pay related transaction fees and expenses and (ii) to fully pay off our remaining obligations under term loan B of our then-existing term loan agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5.3 million of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1.8 million of deferred financing costs related to our then-existing term loan B. Under the senior secured credit facility, interest was determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin (4.94% at October 2,

2004 and 4.52% at January 3, 2004). The senior secured credit facility was secured by substantially all of our assets. The outstanding balances for the revolving credit facility and the term loan at October 2, 2004 were $0 and $148.5 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $0.6 million, was $49.4 million at October 2, 2004.

         On October 14, 2004, we used a portion of the net proceeds of our initial public offering, offering of senior subordinated notes separate from the EISs and offering of senior notes and cash on hand to repay all outstanding borrowings under, and terminate our senior secured credit facility. Concurrently with those offerings, we entered into a $30.0 million senior secured revolving credit facility. Interest is determined based on several alternative rates as stipulated in the new revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The new revolving credit facility is secured by substantially all of our assets except our real property. The new revolving credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The new revolving credit facility contains covenants that will restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The new revolving credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the new revolving credit facility will be restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The new revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings.

         As of October 2, 2004, we had outstanding $220.0 million of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which we issued $120.0 million principal amount in August 1997 and $100.0 million principal amount in March 2002. The proceeds from the issuance of the senior subordinated notes issued in March 2002 were used to pay off, in its entirety, the then outstanding balance under our then-existing term loan A, and to reduce the amount outstanding under the our then-existing term loan B, and pay related deferred debt issuance costs.

         On October 14, 2004, $194.2 million aggregate principal amount of the 9 5/8% senior subordinated notes were repaid with the proceeds of the initial public offering, the concurrent offerings and cash on hand at a redemption price of 101.604%. Also on such date, $27.0 million in proceeds from the initial public offering, the concurrent offerings and cash on hand were set aside to redeem the remaining $25.8 million aggregate principal amount of the 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604% of the remaining aggregate principal amount plus accrued interest.

         In connection with our initial public offering, we issued on October 14, 2004 $124.3 million aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs). In connection with the exercise of the underwriters' over-allotment option, on October 22, 2004 we issued an additional $18.7 million aggregate principal amount of 12.0% senior subordinated notes in the form of EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes. The indenture governing the senior subordinated notes contains restrictions on our ability to pay dividends on our common stock.

         Interest on the senior subordinated notes is payable quarterly in arrears on January 30, April 30, July 30 and October 30 commencing on January 30, 2005. The senior subordinated notes will mature on October 30, 2016, unless earlier redeemed at our option as described below. We may not redeem the notes prior to October 30, 2009. On and after October 30, 2009, we may redeem for cash all or part of the senior subordinated notes upon not less than 30 or more than 60 days' notice by mail to the owners of senior subordinated notes, at redemption prices specified in the indenture governing the senior subordinated notes. If we redeem any senior subordinated notes, the senior subordinated notes and Class A common stock represented by each EIS will be automatically separated. Upon the occurrence of a change of control, unless we have exercised our right to redeem all senior subordinated notes as described above, each holder of the senior subordinated notes will have the right to require us to repurchase that holder's senior subordinated notes at a price equal to 101% of the principal amount of the senior subordinated notes being repurchased, plus any accrued and unpaid interest to the date of repurchase. In order to exercise this right, a holder must separate the senior subordinated notes and Class A common stock represented by such holder's EISs. The senior subordinated notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior secured and senior unsecured indebtedness, including the indebtedness under our new revolving credit facility and our senior notes. The senior subordinated notes rank pari passu in right of payment with all of our subordinated indebtedness.

         The senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in the indenture governing the senior subordinated notes. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our new revolving credit facility and the senior notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

         The indenture governing the senior subordinated notes contains covenants with respect to us and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.

         Although we believe that the senior subordinated notes should be treated as debt for U.S. federal income tax purposes in accordance with the opinion of our tax counsel, this conclusion cannot be assured. If all or a portion of the senior subordinated notes were treated as equity rather than debt for U.S. federal income tax purposes, then a corresponding portion of the interest on the senior subordinated notes would not be deductible by us for U.S. federal income tax purposes. In addition, we would be subject to liability for U.S. withholding taxes on interest payments to non-U.S. holders if such payments were determined to be dividends. Our inability to deduct interest on the senior subordinated notes could materially increase our taxable income and, thus, our U.S. federal and applicable state income tax liability. Our liability for income taxes (and withholding taxes) if the senior subordinated notes were determined to be equity for income tax purposes would materially reduce our after-tax cash flow and would materially and adversely impact our ability to make interest and/or dividend payments and could impact our ability to continue as a going concern. See "General--Income Tax Expense Estimates and Policies" for further discussion of income tax matters relating to our senior subordinated notes.

         In addition, concurrently with our initial public offering and offering of separate senior subordinated notes, we issued $240.0 million aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on April 1, 2005. Our obligations under the senior notes are fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors' general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors' secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors' existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors' future subordinated debt, including the senior subordinated notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes. On or after October 1, 2008, we may redeem some or all of the senior notes at the redemption prices as described in the indenture governing the senior notes. Prior to October 1, 2007, we may redeem up to 35% of the aggregate principal amount of the senior notes issued in the senior note offering with the net proceeds of one or more equity offerings at the redemption price as described in the indenture governing the senior notes. If we or any of the guarantors sell certain assets or experience specific kinds of changes in control, we must offer to purchase the senior notes at the prices as described in the indenture governing the senior notes plus accrued and unpaid interest to the date of redemption. The indenture governing the senior notes limits our ability and the ability of the guarantors to incur additional indebtedness and issue preferred stock; make restricted payments; allow restrictions on the ability of certain subsidiaries to make distributions; sell all or substantially all of our assets or consolidate or merge with or into other companies; enter into certain transactions with affiliates; or create liens and enter into sale and leaseback transactions. Each of the covenants is subject to a number of important exceptions and qualifications.

         On May 4, 2004, Standard & Poor's Ratings Services and Moody's Investors Service issued press releases announcing changes to our corporate credit ratings. Standard & Poor's lowered our corporate credit and senior secured debt ratings to `B' from `B+' and lowered our senior subordinated debt ratings to `CCC+' from `B-'. Moody's lowered our senior implied rating to `B2' from `B1' and our unsecured issuer rating to `B3' from `B2'. These ratings reflect, among other things, the impact of the EIS and concurrent offerings described above. The assignments of ratings by both Standard & Poor's Ratings Services and Moody's Investors Service are subject to review of final documentation.

Future Capital Needs

         We are highly leveraged. On October 2, 2004 after giving pro forma effect to our initial public offering, the concurrent offerings and related transactions, our total long-term debt (including current installments) and stockholders' equity would have been $405.8 million and $95.9 million, respectively.

         Our ability to generate sufficient cash to fund our operations depends generally on the results of operations and the availability of financing. Our management believes that cash flow from operations in conjunction with the available borrowing capacity under the revolving credit facility, which is net of outstanding letters of credit, is approximately $29.4 million at October 2, 2004, after giving pro forma effect to our initial public offering, the concurrent offerings and related transactions, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions, if any, and pay our anticipated dividends. We expect to make capital expenditures of between $6.5 million and $8.0 million for each of fiscal 2004 and 2005.

Seasonality

         Sales of a number of our products tend to be seasonal. In the aggregate, however, our sales are not heavily weighted to any particular quarter due to the diversity of our product and brand portfolio. Sales during the first quarter of the fiscal year are generally below that of the following three quarters.

         We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers and other related specialty items during the months of July through October, and we purchase all of our maple syrup requirements during the months of April through July. Consequently, our liquidity needs are greatest during these periods.

Recent Accounting Pronouncements

         In 2003, the FASB revised Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The FASB's revision of Statement No. 132 requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. In addition, SEC registrants are now required to disclose its estimates of contributions to the plan during the next fiscal year and the components of the fair value of total plan assets by type (i.e. equity securities, debt securities, real estate and other assets). We adopted the provisions of Statement No. 132 (revised), except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes standards with respect to how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify a financial instrument that is within the scope of such Statement as a liability because such financial instrument embodies an obligation of the issuer. We adopted Statement No. 150 on June 1, 2003, which has not impacted our accounting for the mandatorily redeemable preferred stock.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation has not had an effect on our consolidated financial statements.

Related-Party Transactions

         As of October 2, 2004, we were party to a management agreement with BRS & Co., the manager of BRS, pursuant to which BRS & Co. is paid an annual fee of $500 per year for certain management, business and organizational strategy, and merchant and investment banking services. The management agreement was terminated as of October 14, 2004.

         "Due to related party" at October 2, 2004 and January 3, 2004 includes management fees to BRS & Co.

         We are also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by our company, which fee will not exceed 1.0% of the total transaction value. In connection with our acquisition of Ortega, we paid transaction fees to BRS aggregating $1.0 million during the thirty-nine weeks ended September 27, 2003. We recorded these transaction fees as part of the purchase price for Ortega. No such fees were paid during the thirty-nine weeks ended October 2, 2004.

         In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings.

         We are a party to a lease for our Roseland manufacturing and warehouse facility with 426 Eagle Rock Avenue Associates, a real estate partnership of which Leonard S. Polaner, our Chairman, is the general partner. Beginning April 1, 2004, our monthly rent increased to $68,500. Total rent expense associated with this lease was $578,000 for the thirty-nine weeks ended October 2, 2004 and September 27, 2003. The lease expires in April 2009.

Off-balance Sheet Arrangements

         As of October 2, 2004, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

         Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following tables (the second of which is adjusted to give effect to our initial public offering, the concurrent offerings and related transactions) as of October 2, 2004. There were no material changes outside the ordinary course of business in the specified contractual obligations during the thirteen-week period ended October 2, 2004. Material changes outside the ordinary course of business subsequent to October 2, 2004 relating to our initial public offering, the concurrent offerings and related transactions are reflected in the second table set forth below.


                          Actual Payments Due by Period

                             (Dollars in thousands)


                                                                                                            2008 and
Contractual Obligations:                    Total        2004         2005        2006         2007        Thereafter
------------------------                    -----        ----         ----        ----         ----        ----------

     Long-term debt                        $367,845      $ 1,500      $1,500      $1,500     $220,845       $142,500
     Operating leases                         9,566        3,348       2,366       1,443        1,431            978
                                           --------      -------      ------      ------     --------       --------
          Total contractual cash
              obligations                  $377,411      $ 4,848      $3,866      $2,943     $222,276       $143,478
                                           ========      =======      ======      ======     ========       ========


                        Pro Forma Payments Due by Period

                             (Dollars in thousands)

                                                                                                            2008 and
Contractual Obligations:                    Total        2004         2005        2006         2007        Thereafter
------------------------                    -----        ----         ----        ----         ----        ----------

     Long-term debt                        $405,800      $     0      $    0      $    0     $      0      $405,800
     Operating leases                         9,566        3,348       2,366       1,443        1,431           978
                                           --------      -------      ------      ------     --------      --------
          Total contractual cash
              obligations                  $415,366      $ 3,348      $2,366      $1,443     $  1,431      $406,778
                                           ========      =======      ======      ======     =========     ========

Forward-Looking Statements

         This report includes forward-looking statements, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believes," "anticipates," "plans," "expects," "intends," "estimates," "projects" and similar expressions are intended to identify forward-looking statements. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

     o    our substantial leverage;

     o intense competition, changes in consumer preferences, demand for our products, the effects of changing prices for our raw materials and local economic and market conditions;

     o our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and markets in a consolidating environment at the retail and manufacturing levels, to improve productivity and to maintain access to credit markets;

     o    the risks associated with the expansion of our business;

     o    our possible inability to integrate any businesses we acquire;

     o our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

     o    factors that affect the food industry generally, including:

     o recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and trans fatty acids; and

     o the effects of currency movements in Canada and fluctuations in the level of our customers' inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment;

     o the risk that our senior subordinated notes may be treated as equities for U.S. federal income tax purposes; and

     o other factors discussed elsewhere in this report and in our public filings with the SEC.

         Developments in any of these areas, could cause our results to differ materially from results that have been or may be projected by or on our behalf.

         All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

         We caution that the foregoing list of important factors is not exclusive. We urge you not to unduly rely on forward-looking statements contained in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial asset or liability resulting from an adverse movement in interest rates. As of October 2, 2004, our only variable rate borrowings were under our then existing term loan and the revolving credit facility, which bore interest at several alternative variable rates as stipulated in our then existing senior secured credit facility. A 100 basis point increase in interest rates, applied to our borrowings at October 2, 2004, would have resulted in an annual increase in interest expense and a corresponding reduction in cash flow of approximately $0.9 million.

         As of November 12, 2004, our new revolving credit facility entered into concurrently with our initial public offering and the concurrent offerings was undrawn and we have no outstanding variable rate borrowings. Interest under our new revolving credit facility is determined based on several alternative rates as stipulated in the new revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.

Item 4.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management, including our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that any system of controls, however well designed and operated, is based in part upon certain assumptions and can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

         Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         In January 2002, we were named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of our company, at the Combe Fill South Landfill, a Superfund site. In February 2003, we paid $0.1 million in settlement of all asserted claims arising from this matter, and in March 2003 a bar order was entered by the United States District Court for the District of New Jersey protecting us, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed. The $0.1 million and a portion of the legal fees were reimbursed by the purchaser of White Cap Preserves pursuant to an indemnity wherein they acquired that liability.

         We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On October 14, 2004, we completed an initial public offering of 17,391,305 EISs (each representing one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes due 2016) and concurrent offerings of $22,799,998.65 of our 12.0% senior subordinated notes sold separately from the EISs and $240,000,000 of our 8.0% senior notes due 2011. On October 22, 2004, in connection with the exercise of the underwriters' over-allotment option, we sold an additional 2,608,695 EISs. The offerings were effected through a Registration Statement on Form S-1 (File No. 333-112680) that was declared effective by the SEC on October 7, 2004.

         A total of 20,000,000 of our EISs were registered and sold at an initial public offering price of $15.00 per share, for an aggregate offering price of $300,000,000. In addition, we registered $22,799,998.65 of senior subordinated notes sold separately from the EISs that were issued in a concurrent offering at 100.0% of their principal amount. RBC Capital Markets Corporation, Credit Suisse First Boston LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers for the EIS and separate senior subordinated notes offerings, and together with Lehman Brothers Inc. and Piper Jaffray & Co., acted as representatives of the underwriters of the EIS and separate senior subordinated notes offerings.

         We also registered $240,000,000 of our 8.0% senior subordinated notes that were issued in a concurrent offering at 100.0% of their principal amount. Lehman Brothers Inc. acted as sole-book running manager and representative for the underwriting syndicate in the senior notes offering, which syndicate also included RBC Capital Markets Corporation, Credit Suisse First Boston LLC and BNY Capital Markets, Inc.

         Expenses incurred through November 12, 2004 in connection with the initial public offering and the concurrent offerings totaled approximately $35,313,000.

                                                                   (in millions)
         Gross proceeds........................................        $ 562.8
         Underwriters' commissions.............................           24.7
         Other costs of issuance paid by our company...........            9.7
         Bond tender fees......................................            4.9
         Cash paid by our company as of October 2, 2004........           (4.0)
         Total expenses........................................           35.3
                                                                       -------
         Net proceeds to our company...........................        $ 527.5
                                                                       =======

         The net proceeds of our initial public offering and the concurrent offerings to us through November 12, 2004 after deducting the total expenses above were approximately $527.5 million. These proceeds, together with $1.5 million of cash on hand, were used to fund the following:


                                                                              Intended                  Actual
                            Use of Proceeds                               Expenditures(1)            Expenditures
                                                                        ---------------------       ---------------
                                                                                      (in millions)

 Repayment of existing senior credit facility........................              $ 149.0  (2)           $ 148.7
  Retirement of existing senior subordinated notes ..................                228.8  (2)             224.5 (3)
 Repurchase of Class B common stock, preferred equity, options and
    warrants from existing investors.................................                113.9  (2)(4)          149.9 (5)
 Payment of transaction bonuses to directors and officers............                  4.9                    5.1
 Payment of transaction bonuses to other employees...................                  1.0                    0.8
         ----------------------

         (1) As per our Registration Statement on Form S-1 filed in connection with the initial public offering and concurrent offerings.

         (2) Our Registration Statement on Form S-1 reflected our indebtedness and the liquidation values of our preferred stock as of July 3, 2004.

         (3) Includes $27.0 million we have set aside for the redemption price of $25.8 million aggregate principal amount of existing senior subordinated notes plus accrued interest to be paid on November
               15, 2004.

         (4) Our Registration Statement on Form S-1 presented the repurchase amount that would have been made without giving effect to any exercise of the over-allotment option.

         (5)   Includes $96.7 million paid to Bruckmann, Rosser, Sherrill & Co.,
               L.P. (BRS), formerly our majority investor, and certain entities and individuals associated with BRS (other than Stephen C.
               Sherrill and Thomas Baldwin). Also includes and $10.3 million paid to our directors and officers (including Mr. Sherrill and Mr. Baldwin).


Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

                                   EXHIBIT NO.
                                   DESCRIPTION


Item 6.  Exhibits

  EXHIBIT
    NO.                                  DESCRIPTION
  -------        ---------------------------------------------------------------

    31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

    31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 2004     B&G FOODS, INC.



                              By: /s/ Robert C. Cantwell
                                  ---------------------------------------------
                                   Robert C. Cantwell
                                   Executive Vice President and Chief Financial
                                   Officer (Principal Financial and Accounting
                                   Officer and Authorized Officer)

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                                  DESCRIPTION
  -------        ---------------------------------------------------------------

    31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

    31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.