Form 10-K
period 2005-01-01
B&G Foods, Inc.
filed 2005-03-02
CIK 1278027

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 2, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 1, 2005
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 001-32316

B&G FOODS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3918742 (I.R.S. Employer Identification No.)
Four Gatehall Drive, Suite 110, Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)
Registrant's telephone number, including area code: (973) 401-6500
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Enhanced Income Securities, each representing one share of Class A Common Stock, par value $0.01 per share, and $7.15 principal amount of 12% Senior Subordinated Notes due 2016	Name of exchange on which registered American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the Enhanced Income Securities (EISs) held by non-affiliates of the registrant as of January 1, 2005, the last day of the registrant's most recently completed fiscal year, was approximately $253,615,145. Each EIS represents one share of Class A common stock, par value $0.01 per share, and $7.15 principal amount of senior subordinated notes due 2016. In determining the market value of the registrant's EISs held by non-affiliates, EISs beneficially owned by directors, officers and holders of more than 10% of the registrant's EISs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant did not have publicly traded voting or non-voting common equity as of the last business day of its most recently completed second fiscal quarter.

        As of February 28, 2005, the registrant had 20,000,000 shares of Class A common stock, par value $0.01 per share outstanding, 19,800,000 shares of which were represented by EISs. As of February 28, 2005, the registrant had 7,556,443 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Selected designated portions of the registrant's definitive proxy statement to be filed on or before May 2, 2005 in connection with the registrant's 2005 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

PART I

Item 1.    Business.

Overview

        We manufacture, sell and distribute a diverse portfolio of high quality, shelf-stable foods, many of which have leading retail market shares in our relevant markets. In general, we position our retail products to appeal to the consumer desiring a high quality and reasonably priced branded product. We complement our retail product sales with a growing institutional and food service business.

Financial Information

        The consolidated balance sheets at January 1, 2005 and January 3, 2004 and the consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss) and cash flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 and related notes thereto set forth our revenues from external customers, profit (or loss) and total assets. See Item 8, "Financial Statements and Supplementary Data."

Products and Markets

        The following is a brief description of our brands and product lines:

        The Ortega brand has been in existence since 1897 and its products span the shelf-stable Mexican food segment including taco shells, seasonings, dinner kits, taco sauce, peppers, refried beans, salsa and related food products. Ortegaproducts are distributed nationally.

        The Maple Grove Farms of Vermont brand is a leading brand of pure maple syrup in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, marinades, fruit syrups, confections and pancake mixes. Maple Grove Farms of Vermont products are distributed nationwide.

        The Bloch & Guggenheimer brand originated in 1889, and its pickle, pepper/pimentos and relish products are a leading brand in the New York metropolitan area. This line consists of shelf-stable pickles, relishes, peppers, olives and other related specialty items.

        The Polaner brand was introduced in 1880 and is comprised of a broad array of fruit-based spreads as well as jarred wet spices such as chopped garlic and basil. Polaner All Fruit is a leading national brand of fruit-juice sweetened fruit spread. The spreads are available in more than a dozen flavors. Recently, we introduced Polaner Reduced Sugar and Polaner No Sugar Fruit Spreads in Polaner's key markets.

        The Emeril's brand was introduced in September of 2000 under a licensing agreement with celebrity chef Emeril Lagasse. We offer a line of seasonings, salad dressings, marinades, pepper sauces, barbecue sauces and pasta sauces under the Emeril's brand name. In addition, we recently introduced mustards and salsas under the Emeril's brand name.

        The B&M brand was introduced in 1927 and is the original brand of brick-oven baked beans. The B&M line includes a variety of baked beans and brown bread. The B&M brand currently has a leading market share in the New England region.

        The Underwood brand's "Underwood Devil'' (logo) is among the oldest registered trademarks for a prepackaged food product in the United States. We market meat spreads of several types, including deviled ham, chicken and roast beef as well as liver pate and sardines under the Underwood brand name. We believe that no competitors offer a directly comparable product to our meat spreads.

        The Las Palmas brand originated in 1922 and primarily includes authentic Mexican enchilada sauce and various pepper products.

        The Ac'cent brand was introduced in 1947 as an all-natural flavor enhancer for meat preparation and is generally used on beef, poultry, fish and vegetables. We believe that Ac'cent is positioned as a unique flavor enhancer.

        The Trappey's brand includes two major categories of products under the brand, high quality peppers and hot sauces.

        The Regina brand includes vinegars and cooking wines. Vinegars and cooking wines are most commonly used in the preparation of salad dressings as well as in a variety of recipe applications, including sauces, marinades and soups.

        The Joan of Arc brand includes a full range of canned beans including kidney, chili and other beans under the Joan of Arc brand. Joan of Arc products are sold nationally with significant sales in the Midwest region.

        The Wright's brand was introduced in 1895 and is an all-natural seasoning that reproduces the flavor and aroma of pit smoking in meats, chicken and fish. Wright's is offered in two flavors: Hickory and Mesquite.

        The Sa-s'on brand was introduced in 1947 as a flavor enhancer used primarily for Puerto Rican and Hispanic food preparation. The product is generally used on beef, poultry, fish and vegetables. The brand's flavor enhancer is offered in four flavors: Original, Coriander and Achiote, Garlic and Onion, and Tomato.

        The Brer Rabbit brand currently offers mild and full-flavored molasses products and a blackstrap molasses product. Mild molasses is designed for table use and full-flavored molasses is typically used in baking, barbeque sauces and as a breakfast syrup.

        The Vermont Maid brand has been in existence since 1919 and we offer maple-flavored syrup under the brand name. Vermont Maid syrup is available in regular, lite and butter lite varieties. Vermont Maid is mainly distributed in New England.

        We sell and distribute our products through a multiple-channel sales and distribution system including the following:

  •
  sales and shipments to supermarket warehouses;

  •
  sales and shipments to distributors and food service accounts;

  •
  sales and shipments to mass merchants, warehouse clubs and other non-food outlets;

  •
  sales and shipments to specialty food distributors;

  •
  direct-store-organization sales and shipments on a regional basis to individual grocery stores in the greater New York Metropolitan area; and

  •
  sales and shipments through export, catalogs and the Internet.

        We believe our established infrastructure in these channels allows us to distribute additional product volume cost-effectively. We sell our brands primarily through broker sales networks to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors. The broker sales network handles the sale of our products at the customer level. Our sales managers supervise broker activities as well as support our relationship with buyers from our key accounts. We distribute our products in the greater New York metropolitan area primarily through our direct-store organization sales and distribution system, which we refer to as our DSO system. Our DSO system supports an organization of sales personnel who directly service over 2,000 individual grocery stores.

Processed Food Industry

        The processed food industry is one of the United States' largest industries. Due to its maturity, it is characterized by relatively stable sales growth, based on modest price and population increases. Over the last several years, the industry has experienced consolidation as competitors have shed non-core business lines and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing, production and distribution. A series of large mergers over the last twenty years has led to the formation of a few, very large companies with a presence in a variety of branded product categories.

        Retailers are demanding higher margins, while at the same time reducing inventory levels and increasing their emphasis on private label products in certain categories. The importance of sustaining strong relationships with retailers has become a critical success factor for food companies and is driving many initiatives such as category management and efficient customer response. These two initiatives focus on retailers' need to minimize inventory investment and maximize dollar sales for allocated store shelf space. Food companies with category leadership positions, value-added distribution and strong retail relationships have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies. In addition, the specialty foods, mass merchandiser, food service and private label markets and channels provide additional opportunities of growth for food companies.

Sales, Marketing and Distribution Sales.

        Our sales organization is aligned by distribution channels and consists of 83 employees, of whom 20 are regional sales managers and key account managers. Regional sales managers sell our products nationwide through national and regional food brokers, with separate organizations focusing on specialty, food service, grocery chain accounts and special markets. Our sales managers coordinate our broker sales efforts and make key account calls with buyers or distributors and supervise retail coverage of the products at the store level through brokers.

        Our sales strategy is centered around the individual brands. We set quotas for our sales force and allocate promotional spending for each of the brands. Regional sales managers coordinate promotions with customers. Additionally, our marketing department works in conjunction with the sales department to coordinate special account activities and marketing support, such as couponing and public relations.

        Over the past several years, we have established a national sales force that is capable of supporting our current business as well as potential new acquisitions. We have primarily developed our national sales force internally, and did not integrate sales and marketing personnel from acquired companies in connection with most of our brand acquisitions. In the case of the Maple Grove Farms of Vermont acquisition, management retained the brand's sales force to serve the specialty channel related to that brand and for future specialty-oriented brands that we might develop, license or acquire in the future. This same sales force subsequently launched the Emeril's brand. The current national sales force is very experienced and was able to integrate Ortega within 30 days following the close of the acquisition.

        Our DSO sales force consists of seven managers and 31 sales representatives that work with individual stores in the New York metropolitan area. These sales representatives visit the 2,000 stores within the DSO area on a weekly or bi-weekly basis.

        Marketing.    Our marketing organization is aligned by brand and is responsible for the strategic planning for each of our brands. We focus on deploying promotional dollars where the spending will have the greatest impact. Marketing and trade spending support, on a national basis, typically consists of advertising trade promotions, coupons and cross-promotions with supporting products. Marketing support for the products distributed through the DSO system consists primarily of trade promotions aimed at gaining display activity to produce impulse sales. Consumer promotion and coupons supplement this activity.

        Distribution.    We distribute our products through a multiple-channel system that we have developed as we have grown our business. We believe our distribution system has sufficient capacity to accommodate incremental product volume in a cost-effective manner, as demonstrated most recently in the Ortega acquisition.

Customers

        Our top ten customers accounted for approximately 40.3% of our fiscal 2004 net sales, and no single customer accounted for more than 7.9% of our fiscal 2004 net sales.

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

Competition

        We face competition in each of our product lines. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service, advertising and other activities and the ability to identify and satisfy emerging consumer preferences. We compete with numerous companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and/or be substantially less leveraged than we. Our ability to grow our business could be impacted by the relative effectiveness of, and competitive response to, our product initiatives, product innovation, advertising and promotional activities. In addition, from time to time, we experience margin pressure in certain markets as a result of competitors' pricing practices.

        Our most significant competitors for our pickles and peppers products are Vlasic[nc_cad,176] and Mt. Olive[nc_cad,176] branded products. In addition, The J.M. Smucker Company is the main competitor for our fruit spread products marketed under the Polaner label. The Maple Grove Farms of Vermont pure maple syrup competes directly with the SpringTree[nc_cad,176] brand in the pure maple syrup category. Our Vermont Maid syrup products also have a number of competitors in the general pancake syrup market, including Aunt Jemima[nc_cad,176], Mrs. Buttersworth[nc_cad,176] and Log Cabin[nc_cad,176]. The B&M Baked Bean and Joan of Arc products compete with Bush's[nc_cad,176] brand products. Ortega products compete with the Old El Paso[nc_cad,176]and Taco Bell[nc_cad,176] brands.

        In addition, our products compete not only against other brands in their respective product categories, but also against products in similar or related product categories. For example, our shelf-stable pickles compete not only with other brands of shelf-stable pickles, but also with products found in the refrigerated sections of grocery stores, and all our brands compete against private label store brands to varying degrees.

Inflation

        We do not believe that our operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Raw Materials

        We purchase agricultural products and other raw materials from a variety of suppliers, including growers, commodity processors and other food companies. Our principal raw materials include peppers, cucumbers, other vegetables, fruits, maple syrup, meat and poultry. We purchase our agricultural raw materials in bulk or pursuant to short-term supply contracts. We purchase most of our agricultural products between April 1 and October 31. We also use packaging materials, particularly glass jars and cans.

        The profitability of our business relies in part on the prices of raw materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions and the effect of insects, plant diseases and fungi. Although we enter into advance commodities purchase agreements from time to time, we are still exposed to potential increases in raw material costs. Moreover, due to the competitive environment in which we operate, we may be unable to increase the prices of our products to offset any increase in the cost of raw materials. As a result, any such increase could have a material adverse effect on our profitability, financial condition, results of operations or liquidity.

Trademarks and Licensing Agreements

        We own 107 trademarks which are registered in the United States, 23 trademarks which are registered with certain U.S. states and Puerto Rico, and 230 trademarks that are registered in foreign countries. In addition, we have five trademark applications pending in the United States and foreign countries. Examples of our trademarks and registered trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Bloch & Guggenheimer, Brer Rabbit, Cozy Cottage, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Ortega, Polaner, Regina, Sa-s'on, Trappey's, Underwood, Vermont Maid and Wright's. We consider our trademarks to be of special significance in our business. We are not aware of any circumstances that would negatively impact our trademarks. Our revolving credit facility is secured by substantially all of our assets (other than our real property), including our rights to our intellectual property.

        In June 2000 we entered into a license agreement with Emeril's Food of Love Productions, L.L.C. (EFLP). This license agreement grants us an exclusive license to use the intellectual property owned by EFLP relating to Mr. Lagasse, including the name "Emeril Lagasse" and pictures, photographs and other personality material, in connection with the manufacturing, marketing and distribution of dry seasoning, liquid seasoning, condiments, sauces, dressings and certain other products through retail channels in the United States, the Caribbean and Canada. We also have the right of first negotiation with respect to other shelf-stable grocery products. Under the license agreement, EFLP owns all of the recipes that it provides to us and all of our Emeril's brand products and related marketing materials are subject to the prior approval of EFLP, which approval may not be unreasonably withheld. In addition, we are prohibited from entering into similar arrangements with other chefs or celebrities in connection with any of the products covered by our agreement with EFLP.

        The license agreement has been extended through May 2010 and is subject to extension and renewal at our option for an indefinite period if we meet specified annual net sales results. Among other things, we are obligated to introduce and market new products in each year of the license agreement and to pay EFLP royalties based on annual net sales of our Emeril's brand products. The license agreement may be terminated by EFLP if we are in breach or default of any of our material obligations thereunder. We have also agreed to indemnify EFLP with respect to claims under the license agreement, including claims relating to any alleged unauthorized use of any mark, personality or recipe by us in connection with the products in the Emeril's line of products.

Employees and Labor Relations

        As of January 1, 2005, our workforce consisted of 763 employees. Of that total, 514 employees were engaged in manufacturing, 93 were engaged in marketing and sales, 123 were engaged in distribution and 33 were engaged in administration. Approximately 280 of our 763 employees, as of January 1, 2005, were covered by collective bargaining agreements. In general, we consider our employee and union relations to be good.

Government Regulation

        Our operations are subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture and other federal, state and local authorities regarding the processing, packaging, storage, distribution and labeling of our products. Our processing facilities and products are subject to periodic inspection by federal, state and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, there can be no assurance that we are in full compliance with all such laws and regulations or that we will be able to comply with any future laws and regulations in a cost-effective manner. Failure by us to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, all of which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

        We are also subject to the Food, Drug and Cosmetic Act and the regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. For example, the FDA regulates manufacturing practices for foods through its current "good manufacturing practices" regulations and specifies the recipes for certain foods. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products. We are subject to regulation by certain other governmental agencies, including the U.S. Department of Agriculture. Our management believes that our facilities and practices are sufficient to maintain compliance with applicable governmental regulations, although there can be no assurances in this regard.

        We are also subject to the U.S. Bio-Terrorism Act of 2002 which imposes on us new import and export regulations. Under the Act, among other things, we are required to provide specific information about the food products we ship into the U.S. and to register our manufacturing facilities with the FDA.

Environmental Matters

        Except as described below, we have not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity, except as noted below. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

        In January 2002, we were named as a third-party defendant in an action regarding environmental liability under the Comprehensive Environmental Response, Compensation and Liability Act, or Superfund, for alleged disposal of waste by White Cap Preserves, an alleged predecessor of our company, at the Combe Fill South Landfill in New Jersey, a Superfund site. In February 2003, we paid $0.1 million in settlement of all asserted claims arising from this matter, a portion of the legal fees were reimbursed by the purchaser of White Cap Preserves pursuant to an indemnity wherein they acquired that liability, and in March 2003, a bar order was entered by the United States District Court for the District of New Jersey protecting us, subject to a limited re-opener clause, from any claims for contribution, natural resources damages and certain other claims related to the action until such time that the litigation is dismissed.

        We are subject to environmental regulations in the normal course of business. Our management believes that the cost of compliance with such regulations will not have a material adverse effect on our business, consolidated financial position, results of operations or liquidity.

Subsequent Event

        On February 17, 2005, we announced our intention to close our New Iberia, Louisiana manufacturing facility effective July 1, 2005 as part of our ongoing efforts to optimize our production capacity, improve productivity and operating efficiencies and lower our overall costs. We expect to record a one-time charge associated with the plant closing relating to employee severance and other costs of approximately $0.6 million and a non-cash write-down of land, building, and equipment not to exceed $3.1 million.

Available Information

        Under the Securities Exchange Act of 1934, as amended, we are required to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

        We make available, free of charge, through the investor relations section of our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The address for our web site is http://www.bgfoods.com.

        In September 2004, we adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of our employees, officers and directors, including our chief executive officer and our chief financial officer and principal accounting officer. The full text of the Code of Business Conduct and Ethics is available at the investor relations section of our web site, http://www.bgfoods.com. We intend to disclose any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our chief executive officer or chief financial officer and principal accounting officer in the investor relations section of our web site.

        The information contained on our web site is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

Item 2.    Properties.

        Our corporate headquarters are located at Four Gatehall Drive, Suite 110, Parsippany, NJ 07054. Our manufacturing plants are generally located near major customer markets and raw materials. Of our six manufacturing facilities, five are owned and one is leased as of January 1, 2005. Management believes that our manufacturing plants have sufficient capacity to accommodate our planned growth. As of January 1, 2005, we operated the manufacturing and warehouse facilities described in the table below:

Facility Location	Owned/Leased	Description
Hurlock, MD	Owned	Manufacturing/Warehouse
Portland, ME	Owned	Manufacturing/Warehouse
New Iberia, LA	Owned	Manufacturing/Warehouse
Stoughton, WI	Owned	Manufacturing/Warehouse
St. Johnsbury, VT	Owned	Manufacturing/Warehouse
Hurlock, MD	Owned	Warehouse
St. Evariste, Quebec	Owned	Storage Facility
Sharptown, MD	Owned	Storage Facility
Parsippany, NJ	Leased	Headquarters
Roseland, NJ	Leased	Manufacturing/Warehouse
La Vergne, TN	Leased	Distribution Center
Houston, TX	Leased	Distribution Center
Biddeford, ME	Leased	Distribution Center
Seaford, DE	Leased	Distribution Center
Bentonville, AR	Leased	Sales Office

        Co-Packing Arrangements.    In addition to our own manufacturing plants, we source a significant portion of our products under "co-packing" agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties produce Regina, Underwood, Las Palmas and Joan of Arc brand products and certain Emeril's and Ortega brand products under co-packing agreements or purchase orders. Underwood brand products are produced pursuant to a co-packing agreement that expires December 31, 2006, with automatic one-year extensions thereafter unless either party provides at least one year's prior notice. Las Palmas brand products are produced under a co-packing agreement with automatic one-year extensions each December 31 unless either party provides at least nine months' prior notice. Joan of Arc brand products are produced under a co-packing agreement that is effective until December 13, 2005. Regina brand products and certain Emeril's brand products are produced by co-packers on a purchase order basis. Ortega brand salsa and peppers are co-packed under agreements that expire on December 31, 2006 (after which we have three one-year extension options) and June 30, 2005 (with one remaining automatic one-year extension), respectively. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for our products, although we may experience short-term disturbances in our operations if we are required to change our co-packing arrangements.

Item 3.    Legal Proceedings.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        During the fourth quarter of fiscal 2004, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        We have outstanding two separate classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share.

        Our Enhanced Income Securities (EISs), each representing one share of Class A common stock and $7.15 principal amount of senior subordinated notes due 2016, are traded on the American Stock Exchange under the symbol "BGF" and have been so traded since October 8, 2004. From the date trading of our EISs began through January 1, 2005, the low sales price per EIS on the AMEX was $14.50 and the high sales price per EIS was $15.09. On February 28, 2005, the closing sales price of our EISs on the AMEX was $14.90 per EIS.

        As of February 28, 2005, we had one holder of record of the EISs, Cede & Co. (nominee for The Depository Trust Company (DTC)), which holds the EISs on behalf of approximately 82 participants in the DTC system, which in turn hold on behalf of beneficial owners. Holders of our EISs have the right to separate each EIS into the shares of Class A common stock and senior subordinated notes represented thereby. According to the records of our transfer agent, we had one holder of record of our Class A common stock as of February 28, 2005, Cede & Co., as holder of 19,800,000 EISs and as holder of 200,000 shares of Class A common stock that are no longer part of EISs.

        There is no established public trading market for our Class B common stock. As of February 28, 2005, there were 23 holders of record of our Class B common stock and 7,556,443 shares of our Class B common stock were outstanding.

Dividend Policy

  General

        Prior to the completion of our initial public offering, our board of directors adopted a dividend policy that reflects a basic judgment that our stockholders would be better served if we distributed our cash available to pay dividends to them instead of retaining it in our business. Under this policy, cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets and $6.0 million of dividend restricted cash (that can be used for the payment of dividends on Class A common stock or for any other purpose other than the payment of dividends on the Class B common stock) would in general be distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our Class A common stock and as regular annual cash dividends (up to the permitted dividend rate set forth below) to the holders of our Class B common stock and not be retained by us as cash on our consolidated balance sheet.

        However, holders of our Class A and Class B common stock may not receive any dividends because:

  •
  there is no legal, contractual or other requirement that we pay the dividends, and the dividends are neither mandatory nor guaranteed;

  •
  our dividend policy can be modified or revoked at any time;

  •
  even if our dividend policy were not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distributions is entirely at the discretion of our board of directors;

  •
  the payment of dividends is subject to limitations and restrictions under:

  •
  the indenture governing our senior subordinated notes,

  •
  the indenture governing our senior notes,

  •
  the terms of our revolving credit facility, and

  •
  the terms of any other then outstanding indebtedness of ours;

  •
  the payment of dividends is subject to limitations and restrictions under state law; and

  •
  we may not have enough cash to pay dividends due to changes to our operating income, working capital requirements and anticipated cash needs.

        We made our first dividend payment on our Class A common stock of $0.1864 per share on January 31, 2005, which was a partial quarterly dividend payment for the period commencing on October 14, 2004, the date of completion of our initial public offering, and ending on January 1, 2005.

        We currently intend to make our first dividend payment on our Class B common stock on February 20, 2006, which will be an annual dividend payment for the year ending on December 31, 2005. Under our Class B dividend policy, subject to the assumptions and considerations set forth below under "—Assumptions and Considerations" and the risks set forth above and under "Risk Factors," we intend to pay an annual dividend per Class B share equal to Class B Available Cash (as defined below) for that period, divided by the number of Class B shares outstanding on the record date for such period, subject to the subordination provisions described below.

        The maximum amount of dividends that we are permitted to pay to holders of our Class B common stock is an amount equal to "Class B Available Cash." "Class B Available Cash" means the lesser of:

  •
  "excess cash" (as defined in the indenture governing our senior subordinated notes) for the last four fiscal quarters, including the most recently completed fiscal quarter, minus the sum of the aggregate amount of the prior four Class A dividends, and minus dividend restricted cash of $6.0 million; for purposes of calculating excess cash as defined, for this purpose only, the aggregate amounts set forth in clause (3) of the definition of excess cash shall be the greater of the aggregate amount of such capital expenditures or $6.5 million; or

  •
  the aggregate per share amount of dividends declared or to be declared on our Class A common stock (or 1.1 times such amount for dividends with respect to periods commencing after December 30, 2006) with respect to the annual period for which the dividends on our Class B common stock are to be paid multiplied by the number of shares of our Class B common stock issued and outstanding on the last day of such period.

        We intend to pay dividends on our Class A common stock quarterly on each January 30, April 30, July 30 and October 30 to the holders of record as of each December 31, March 31, June 30 and September 30, respectively. We intend to pay dividends on our Class B common stock annually, subject to the subordination provisions described below, on February 20 of each year to holders of record on the preceding December 31. For years ending subsequent to January 2, 2010, we intend to pay dividends on our Class B common stock quarterly on January 30, April 30, July 30 and October 30 of each year to holders of record on the preceding December 31, March 31, June 30 and September 30. Under our certificate of incorporation, for each annual dividend payment period after the dividend payment period ending on December 30, 2006 and through the dividend payment period ending on January 2, 2010, if we declare and pay dividends on our Class A common stock, the holders of our Class B common stock have the right (subject to the subordination provisions described below) to dividend payments equal to Class B Available Cash (up to 1.1 times the amount of dividends paid per share to the holders of our Class A common stock). For quarterly periods subsequent to January 2,

2010, if we declare and pay dividends on our Class A common stock, the holders of our Class B common stock will be entitled to dividend, payments of 1.1 times the amount paid per share to the holders of our Class A common stock.

        If we have any remaining cash after the payment of dividends as contemplated above, our board of directors will, in its sole discretion, decide to use that cash for those purposes it deems necessary including, but not limited to, funding additional capital expenditures or acquisitions, if any, repaying indebtedness, paying additional dividends or for general corporate purposes. However, notwithstanding this dividend policy, the amount of dividends, if any, for each dividend payment date will be determined by our board of directors on a quarterly basis after taking into account the factors set forth above and the dividend restrictions and other factors set forth below.

        Prior to our initial public offering, we had never paid any dividends.

  Subordination of Class B Dividends

        Under our organizational documents, through the dividend payment dates with respect to the quarterly and annual dividend payment periods ending January 2, 2010, dividends on our Class B common stock are subordinated to the payment of dividends on our Class A common stock. Specifically,

  •
  an annual dividend on our Class B common stock may only be declared if we have declared and paid dividends on our Class A common stock at no less than the quarterly rate of $0.212 per share for each of the four full fiscal quarters corresponding to such annual dividend payment period of the Class B common stock; and

  •
  no dividends on our Class B common stock may be declared with respect to any annual period unless the "Class B Threshold Amount" as of the last day of such period is at least $10.0 million. "Class B Threshold Amount" as of any date means the amount of cash on our consolidated balance sheet as of such date calculated on a pro forma basis giving effect to the payment of any previously declared but unpaid dividends on any class of our capital stock and the payment of any dividends to be declared with respect to any class of our capital stock with respect to the period for which the Class B Threshold Amount is being calculated less any actual or funded borrowings under our revolving credit facility (or any successor or additional revolving credit facility) as of such date.

        The subordination of dividends on our Class B common stock will be suspended upon the occurrence of any default or event of default under the indentures governing the senior notes and the senior subordinated notes and will become applicable again upon the cure of any default or event of default. Dividends on our Class B common stock will not be subordinated to dividends on our Class A common stock for any dividend period subsequent to January 2, 2010. If for any dividend payment date after the February 20, 2010 dividend payment date the amount of cash to be distributed is insufficient to pay dividends at the levels intended by our dividend policy, any shortfall will reduce the dividends on the Class A and Class B common stock pro rata.

        Under U.S. federal income tax law, common stock distributions to holders of our EISs, Class A common stock and Class B common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis of the holders of our EISs, Class A common stock and Class B common stock in such securities, as applicable. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year.

        The table below illustrates for the fiscal year ended January 1, 2005 the amount of cash that we had available for distribution to our stockholders.

Cash Available to Pay Dividends	Fiscal Year Ended January 1, 2005
(Dollars in Thousands)
Net cash provided by operating activities	$23,030
Interest expense, net(A)	48,148
Income taxes	2,126
Amortization of deferred debt issuance costs and bond discount	(2,532)
Costs relating to the early extinguishment of debt(A)	(13,906)
Deferred income taxes	(7,462)
Changes in assets and liabilities, net of effects of business acquired	10,888

EBITDA	60,292
Transaction related compensation expenses(B)	9,859

Adjusted EBITDA	70,151
Reduction for cash income tax expense	—
Pro forma interest expense on 8% senior notes(C)	(19,200)
Pro forma interest expense on 12% senior subordinated notes(C)	(19,896)
Capital expenditures	(6,598)

Cash available to pay dividends	$24,457

(A)
Interest expense includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(B)
Transaction related compensation expenses, which were incurred in connection with our initial public offering, the concurrent offerings and the related transactions, include: $6.0 million for transaction bonuses and $3.9 million for our repurchase of employee stock options.

(C)
Represents our pro forma cash interest expense under our post-initial public offering capital structure assuming the initial public offering, concurrent offerings and related transactions occurred on January 4, 2004. Accordingly, the cash interest expense includes, respectively, 12.0% interest on $165.8 million of senior subordinated notes and 8.0% interest on $240.0 million of senior notes.

        There can be no assurance that we will continue to pay dividends at the levels of our first dividend payment set forth above, or at all. Dividend payments are not mandatory or guaranteed, are within the absolute discretion of our board of directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Over time, our EBITDA (net income before interest expense, net, income taxes, depreciation and amortization), adjusted EBITDA (EBITDA as adjusted for the transaction related compensation expenses incurred in connection with our initial public offering, the concurrent offerings and related transactions) and capital expenditure, working capital and other cash needs will be subject to uncertainties, which could impact the level of any dividends we pay in the future.

        While interest on our senior notes and senior subordinated notes is fixed, those notes will need to be refinanced on or prior to their maturity dates in 2011 and 2016, respectively, and thereafter our interest expense could be higher and the terms of any new financing may restrict us from paying the level of current intended dividends or any dividends at all. In addition, we may not be able to refinance the senior subordinated notes or the senior notes when they become due. If we are unable to refinance the senior subordinated notes or the senior notes, our failure to repay all amounts due on the applicable maturity date would cause a default under the applicable indentures.

        Interest on indebtedness under our revolving credit facility is floating. As a result, our interest expense under our revolving credit facility will increase if we have any outstanding borrowings under our revolving credit facility and may further increase if interest rates in the general economy rise. To the extent we finance capital expenditures, working capital or other cash needs with indebtedness under our revolving credit facility or otherwise, we will begin to incur incremental cash interest expense and debt service obligations that could reduce our cash available to pay dividends.

        Our intended policy to distribute rather than retain cash available to pay dividends (up to the intended dividend rate on the Class A common stock as determined by our board of directors and up to the permitted dividend rate for the Class B common stock) is based upon our current assessment of our business and the environment in which we operate, and that assessment could change based on competitive or other developments (which could, for example, increase our need for capital expenditures or working capital), new acquisition opportunities or other factors. Our board of directors is free to depart from or change our dividend policy at any time and could do so, for example, if it were to determine that we had insufficient cash to take advantage of growth opportunities. Although management currently has no specific plans to increase capital spending to materially expand our business, management will evaluate acquisition opportunities as they arise and may pursue opportunities that it believes may result in net increases to our cash available for distribution.

  Restrictions on Dividend Payments

        Our ability to pay future dividends, if any, with respect to shares of our capital stock will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Under Delaware law, our board of directors may declare dividends only to the extent of our "surplus" (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. We do not anticipate that we will have sufficient earnings to pay dividends and therefore expect that we will pay dividends out of surplus. Our board of directors will periodically and from time to time assess the appropriateness of the then current dividend policy before actually declaring any dividends.

        The indentures governing our senior notes and senior subordinated notes restrict our ability to declare and pay dividends on our common stock as follows:

  •
  we may use up to 100% of our excess cash (as defined below) for the period (taken as one accounting period) from and including the first fiscal quarter beginning after the date of the indentures to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such payment plus certain incremental funds described in the indentures for the payment of dividends so long as the fixed charge coverage ratio for the four most recent fiscal quarters for which internal financial statements are available is not less than 1.6 to 1.0;

  •
  at any time the fixed charge coverage ratio for the four preceding fiscal quarter period is less than 1.6 to 1.0, we may pay dividends on our common stock, in the quarter in which such payment is made, of up to $10.0 million in the aggregate plus certain incremental funds;

  •
  if our net cash balance is less than $10.0 million at the end of any fiscal year beginning with the fiscal year ended January 1, 2005, then we may only use up to 98% of our excess cash pursuant to the first bullet of this paragraph until the earlier of (a) the first fiscal year end thereafter at which our net cash balance (which is the amount of cash and cash equivalents set forth on our consolidated balance sheet as of such period end minus funded indebtedness under any secured revolving credit facility) equals or exceeds $10.0 million or (b) the first fiscal quarter thereafter at which our net cash balance exceeds $12.5 million; and

  •
  we may not pay any dividends on any dividend payment date if a default or event of default under either indenture has occurred or is continuing.

        Notwithstanding the foregoing restrictions set forth in the indentures, under the terms of the indentures we are permitted to pay dividends on our Class A common stock at the quarterly dividend rate of $0.212 per share on the dividend payment dates for the three full quarterly dividend payment periods ending April 2, 2005, July 2, 2005 and October 1, 2005 so long as no event of default has occurred and is continuing or would be caused by such dividend payments.

        Excess cash is defined in the indenture governing the senior subordinated notes, under the terms of our revolving credit facility and in the indenture governing our senior notes. Excess cash is calculated as "consolidated cash flow", as defined in the indentures and under the terms of our revolving credit facility (which, in each case, allows for the add-back of transaction related compensation charges relating to the initial public offering and concurrent offerings and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures and certain repayment of indebtedness. Excess cash is not a substitute for operating income or net income, as determined in accordance with generally accepted accounting principles (GAAP). Excess cash is not a complete net cash flow measure because excess cash is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to fund changes in its working capital, acquisitions, if any, and repay its debt and pay its dividends. Rather, excess cash is one potential indicator of our ability to fund these cash requirements in compliance with our debt agreements. Excess cash is also not a complete measure of our profitability because it does not include costs and expenses for depreciation and amortization. We believe that the most directly comparable GAAP measure to excess cash is net cash provided by operating activities. We present a reconciliation of EBITDA and adjusted EBITDA (equivalent to consolidated cash flow) to net cash provided by operating activities for fiscal 2002, 2003 and 2004 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." We believe excess cash is indicative of our ability to declare and pay dividends on our common stock, including the Class A and Class B common stock, in compliance with the restricted payment covenants under the indenture governing the senior subordinated notes, the terms of our revolving credit facility and the indenture governing the senior notes.

        Excess cash does not represent the amount we intend to distribute as dividends for any quarterly period but rather is a restriction on the maximum level of dividend payments, if any, that we are permitted to declare and pay under the terms of the indentures governing our senior subordinated notes and senior notes and under and our revolving credit facility.

        In addition, the terms of our revolving credit facility also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our revolving credit facility, we are not permitted to declare or pay dividends unless we are permitted to do so under the indentures governing the senior notes and senior subordinated notes. In addition, our revolving credit facility does not permit us to pay dividends unless we maintain:

  •
  a "consolidated interest coverage ratio" (defined as the ratio of our adjusted EBITDA for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.35 to 1.0;

  •
  a "consolidated senior leverage ratio" (defined as the ratio of our consolidated total debt, other than our senior subordinated notes, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA) of not more than 3.75 to 1.0; and

  •
  a "consolidated total leverage ratio" (defined as the ratio of our consolidated total debt of the last day of any period to our adjusted EBITDA for any period of four consecutive fiscal quarters) of not more than 6.0 to 1.0.

        Subject to the limitations described elsewhere in this prospectus, we have the ability to issue additional EISs, Class A common stock, Class B common stock, other equity securities or preferred stock for such consideration and on such terms and conditions as are established by our board of directors in its sole discretion and without the approval of the holders of our EISs or either class of common stock. It is possible that we will fund acquisitions, if any, through the issuance of additional EISs, common stock, other equity securities or preferred stock. Holders of any additional EISs, common stock or other equity securities issued by us may be entitled to share equally with the holders of EISs in dividend distributions. The certificate of designation of any preferred stock issued by us may provide that the holders of preferred stock are senior to the holders of our common stock with respect to the payment of dividends. If we were to issue additional EISs, common stock, other equity securities or preferred stock, it would be necessary for us to generate additional cash available to pay dividends in order for us to distribute dividends at the same rate per share as distributed prior to any such additional issuance.

        Dividend payments are not mandatory or guaranteed, and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our board of directors may, in its sole discretion, amend or repeal our dividend policy with respect to the Class A and Class B common stock at any time. Furthermore, our board of directors may decrease the level of dividends provided for the Class A and Class B common stock below the intended dividend rates, or discontinue entirely the payment of dividends.

Item 6.    Selected Financial Data.

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended January 1, 2005 (fiscal 2004), January 3, 2004 (fiscal 2003), December 28, 2002 (fiscal 2002), December 29, 2001 (fiscal 2001) and December 30, 2000 (fiscal 2000) have been derived from our audited consolidated financial statements.

	Fiscal Year Ended
	January 1, 2005		January 3, 2004		December 28, 2002		December 29, 2001		December 30, 2000
	(Dollars in thousands, except ratios and per share data)
Statement of Operations Data(1):
Net sales(2)	$372,754		$328,356		$293,677		$279,779		$351,416
Cost of goods sold	260,814		226,174		203,707		192,525		200,651

Gross profit	111,940		102,182		89,970		87,254		150,765
Sales, marketing and distribution expenses(2)	43,241		39,477		35,852		34,922		100,711
General and administrative expenses(3)	4,885		6,313	(7)	4,911		14,120		12,957
Management fees—related party	386		500		500		500		500
Transaction related compensation expenses	9,859	(4)	—		—		—		—
Environmental clean-up expenses	—		—		100		950		—
Severance expenses	—		—		—		—		250

Operating income	53,569		55,892		48,607		36,762		36,347
Gain on sale of assets	—		—		—		(3,112	)(5)	—
Derivative gain	—		—		(2,524	)(6)	—		—
Interest expense, net	48,148	(8)	31,205		26,626		29,847		36,073

Income before income tax expense	5,421		24,687		24,505		10,027		274
Income tax expense	2,126		9,519		9,260		4,029		1,559

Net income	3,295		15,168		15,245		5,998		(1,285)
Preferred stock accretion	11,666		13,336		11,739		10,352		9,095
Gain on repurchase of preferred stock	(17,622)		—		—		—		—

Net income (loss) available to common stockholders	$9,251		$1,832		$3,506		$(4,354)		$(10,380)

Earnings per share data:
Weighted average basic and diluted Class A shares outstanding	4,231		—		—		—		—
Weighted average basic Class B shares outstanding	10,739		11,593		11,593		11,506		11,264
Weighted average diluted Class B shares outstanding	13,813		15,492		15,492		11,506		11,264
Net (loss) income available to common stockholders per share:
Distributed basic and diluted earnings:
Class A common stock	$0.88	(14)	$—		$—		$—		$—
Basic earnings per share:
Class A common stock	$1.25		$—		$—		$—		$—
Class B common stock	$0.37		$0.16		$0.30		$(0.38)		$(0.92)
Diluted earnings per share:
Class A common stock	$1.19		$—		$—		$—		$—
Class B common stock	$0.31		$0.12		$0.23		$(0.38)		$(0.92)
Other Financial Data(1):
Net cash provided by operating activities	23,030		27,431		26,417		21,470		24,201
Capital expenditures	(6,598)		(6,442)		(6,283)		(3,904)		(5,891)
Payments for acquisition of business	—		(118,179)		—		—		—
Net proceeds from sale of assets	—		—		—		24,090		211
Net cash provided by (used in) financing activities	3,900		89,470		(19,351)		(39,998)		(12,831)
EBITDA(9)	$60,292		$61,906		$56,431		$54,164		$52,101
Ratio of earnings to fixed charges(10)	1.1	x	1.8	x	1.9	x	1.3	x	1.0	x
Senior debt/EBITDA(12)	4.0	x	2.4	x	l.0	x	3.l	x	4.0	x
Total debt/EBITDA	6.7	x	6.0	x	4.9	x	5.3	x	6.3	x
EBITDA/Cash interest expense(13)	1.9	x	2.3	x	2.4	x	1.9	x	1.5	x
Selected Balance Sheet Data(1):
Cash and cash equivalents	$28,525		$8,092		$15,866		$15,055		$13,433
Net working capital(11)	73,259		59,245		54,100		34,787		55,602
Total assets	595,952		549,939		430,673		426,006		457,016
Total debt	405,800		368,796		273,796		289,275		329,323
Mandatorily redeemable preferred stock	—		43,188		37,714		32,931		28,752
Total stockholders' equity	$92,261		$49,991		$40,351		$29,861		$28,028

(1)
The purchase method of accounting was used to account for our acquisition of Ortega from Nestle Prepared Foods Company on August 21, 2003. We completed the sale of our wholly owned subsidiary, Burns & Ricker, Inc. to Nonni's Food Company, Inc. on January 17, 2001. Burns & Ricker sales for fiscal 2000 were $26.4 million.

(2)
Certain amounts in fiscal 2001 aggregating $52.7 million have been reclassified from sales, marketing and distribution expenses to a reduction of net sales in accordance with EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services," as codified by EITF Issue 01-09. These EITF pronouncements, which we adopted in 2002, require us to classify certain coupon and promotional expenses as a reduction of net sales. The reclassification has no effect on operating income. Due to the specificity of similar information not being available in our information systems for fiscal 2000, we are unable to determine what the reclassification amounts should be for fiscal 2000.

(3)
We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as of December 30, 2001. Effective December 30, 2001, we ceased the amortization of goodwill and trademarks. Amortization expenses related to goodwill and trademarks were $8.5 million and $9.5 million in fiscal 2001 and 2000, respectively.

(4)
Transaction related compensation expenses, which were incurred in connection with our initial public offering and related transactions, include $6.0 million of transaction bonuses and $3.9 million for the repurchase of employee stock options.

(5)
The gain on sale of assets of $3.1 million relates to the sale of our wholly owned subsidiary, Burns & Ricker, to Nonni's Food Company, Inc. on January 17, 2001.

(6)
Derivative gain reflects the change in fair value of our interest rate swap agreement from the date we entered into the agreement to the date the swap agreement was terminated.

(7)
General and administrative expenses include an unusual bad debt expense incurred for 2003 of $0.6 million ($0.4 million, net of taxes) relating to Fleming Companies, Inc., which filed for Chapter 11 Bankruptcy on April 1, 2003.

(8)
Interest expense, net includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(9)
We define EBITDA as net income before interest expense, net, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA as adjusted for the transaction related compensation expenses incurred in connection with our initial public offering, the concurrent offerings and related transactions. We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net cash provided by operating activities. We present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in our revolving credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. EBITDA and adjusted EBITDA are not a substitutes for operating income or net income, as determined in accordance with generally accepted accounting principles. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends and in the case of adjusted EBITDA, cash used to pay transaction related bonuses and repurchase of employee stock options. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity's ability to fund these cash requirements. EBITDA and adjusted EBITDA also are not complete measures of an entity's profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes and in the case of adjusted EBITDA, the cost of transaction related bonuses and repurchase of employee stock options. EBITDA and adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities. Set forth below is a reconciliation of net income to EBITDA and adjusted EBITDA and a reconciliation of EBITDA and adjusted EBITDA to net cash provided by operating activities for fiscal 2004, 2003, 2002, 2001 and 2000.

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000
	(Dollars in thousands)
Net income	3,295	15,168	15,245	$5,998	$(1,285)
Income taxes	2,126	9,519	9,260	4,029	1,559
Interest expense, net(A)	48,148	31,205	26,626	29,847	36,073
Depreciation and amortization	6,723	6,014	5,300	14,290	15,754

EBITDA	60,292	61,906	56,431	54,164	52,101
Transaction related compensation expenses(B)	9,859	—	—	—	—

Adjusted EBITDA	70,151	61,906	56,431	54,164	52,101
Income tax expense	(2,126)	(9,519)	(9,260)	(4,029)	$(1,559)
Interest expense, net(A)	(48,148)	(31,205)	(26,626)	(29,847)	(36,073)
Transaction related compensation expenses(B)	(9,859)	—	—	—	—
Deferred income taxes	7,462	4,382	5,532	3,832	2,150
Amortization of deferred financing and bond discount	2,532	2,839	2,686	1,972	1,843
Write-off of pre-existing deferred debt issuance costs	—	1,831	—	—	—
Costs relating to the early extinguishment of debt(A)	13,906	—	—	—	—
Gain on sale of assets	—	—	—	(3,112)	(93)
Changes in assets and liabilities, net of effects of business combination	(10,888)	(2,803)	(2,346)	(1,510)	5,832

Net cash provided by operating activities	$23,030	$27,431	$26,417	$21,470	$24,201

  (A)
  Interest expense, net includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

  (B)
  Transaction related compensation expenses, which were incurred in connection with our initial public offering, the concurrent offerings and the related transactions, include $6.0 million for transaction bonuses and $3.9 million for our repurchase of employee stock options.

(10)
We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness, and an interest component of lease rental expense.

(11)
Net working capital is current assets excluding cash and cash equivalents minus current liabilities.

(12)
Senior debt, as defined in the indenture governing our senior subordinated notes, is equal to all of our outstanding debt excluding our senior subordinated notes.

	Fiscal Year Ended
	January 1, 2005		January 3, 2004		December 28, 2002		December 29, 2001		December 30, 2000
	(Dollars in thousands)
Senior secured credit facility:
Revolving credit facility	$—		$—		$—		$—		$—
Term loan	—		149,625		54,856		168,962		208,750
Senior notes	240,000		—		—		—		—
Obligations under capital leases	—		—		—		313		573
Senior debt	$240,000		$149,625		$54,856		$169,275		$209,323
EBITDA	$60,292		$61,906		$56,431		$54,164		$52,101
Senior debt/EBITDA	4.0	x	2.4	x	1.0	x	3.1	x	4.0	x
Adjusted EBITDA	$70,151		$61,906		$56,431		$54,164		$52,101
Senior debt/Adjusted EBITDA	3.4	x	2.4	x	1.0	x	3.1	x	4.0	x
(13)
Cash interest expense, calculated below, is equal to interest expense, net, less amortization of deferred financing and bond discount and early extinguishment of debt costs.

	Fiscal Year Ended
	January 1, 2005		January 3, 2004		December 28, 2002		December 29, 2001		December 30, 2000
	(Dollars in thousands, except ratios)
Interest expense, net	$48,148		$31,205		$26,626		$29,847		$36,073
Amortization of deferred financing and bond discount	(2,532)		(2,839)		(2,686)		(1,972)		(1,843)
Early extinguishments of debt costs including: write-off of deferred financing costs, bond tender costs and bond discount	(13,906)		(1,831)		—		—		—

Cash interest expense	$31,709		$26,535		$23,940		$27,875		$34,230

EBITDA	$60,292		$61,906		$56,431		$54,164		$52,101
EBITDA/Cash interest expense	1.9	x	2.3	x	2.4	x	1.9	x	1.5	x
Adjusted EBITDA	$70,151		$61,906		$56,431		$54,164		$52,101
Adjusted EBITDA/Cash interest expense	2.2	x	2.3	x	2.4	x	1.9	x	1.5	x
(14)
On December 27, 2004, our board of directors declared a cash dividend of $0.1864 per share for our 20.0 million shares of Class A common stock for the partial quarterly dividend period beginning on October 14, 2004 and ending on January 1, 2005. This dividend was paid on January 31, 2005.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the headings "Forward-Looking Statements," "Certain Factors That May Affect Future Results" and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

General

        We manufacture, sell and distribute a diversified portfolio of high quality, shelf-stable, branded food products, many of which have leading regional or national retail market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced branded product.

        Our business strategy is to continue to increase sales, profitability and free cash flow by enhancing our existing portfolio of branded shelf-stable products and by capitalizing on our competitive strengths. We intend to implement our strategy through the following initiatives: profitably growing our established brands, leveraging our unique multiple-channel sales and distribution system, introducing new products, capitalizing on the higher growth Mexican segment of the food industry, and expanding our brand portfolio through new licensing arrangements and acquisitions.

        Since 1996, we have successfully acquired and integrated 16 separate brands into our operations. We believe that successful future acquisitions, if any, will enhance our portfolio of existing businesses, further leveraging our existing infrastructure.

        We completed the acquisition of certain assets of The Ortega Brand of Business from Nestle Prepared Foods Company on August 21, 2003, which we refer to in this report as "Ortega" or the "Ortega acquisition." The Ortega acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition. The Ortega acquisition and the application of the purchase method of accounting affect comparability between periods.

        We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading "Forward-Looking Statements" and "Certain Factors That May Affect Future Results" in this report include:

        Fluctuations in Commodity Prices:    We purchase raw materials, including agricultural products, meat and poultry from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. In the past six to twelve months, as of January 1, 2005, we have seen increasing prices in certain of these commodities, particularly in packaging materials, pork and chicken and we expect this trend may continue. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. There can be no assurance, however, that any price increases by us will offset the increased cost of these raw material commodities, or that we will be able to raise prices at all.

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

        To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity and to address consumer concerns about food safety, quality and health.

        Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. In fiscal 2004, our commodity prices for maple syrup, meat, chicken and beans have been higher than those incurred in fiscal 2003. In fiscal 2003, our commodity prices for maple syrup, cucumbers and peppers were higher than those incurred in fiscal 2002.

Critical Accounting Policies; Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, and the recoverability of goodwill, trademarks, property, plant and equipment, deferred tax assets and the accounting for our EISs, including their treatment in computing of our income tax expense. Actual results could differ from those estimates.

        Our significant accounting policies are described in note 2 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

  Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives (trademarks) are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

  Goodwill and Trademarks

        Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite life intangibles might be impaired.

        We perform the annual impairment tests on the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our EBITDA. We test indefinite life intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater.

        We completed our annual impairment tests for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 with no adjustments to the carrying values of goodwill and indefinite life intangibles.

  Accounting Treatment for EISs.

        Our EISs include Class A common stock and senior subordinated notes. Upon completion of our initial public offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the combined fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that may require bifurcation under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (FAS 133). We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs. Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes, and the allocation of the EIS proceeds to the senior subordinated notes did not result in a premium or discount.

        We have concluded that the call option and the change in control put option in the senior subordinated notes do not warrant separate accounting under FAS 133 because they are clearly and closely related to the economic characteristics of the host debt instrument. Therefore, we have allocated the entire proceeds of the offering to the Class A common stock and the senior subordinated notes. Upon subsequent issuances, if any, of senior subordinated notes, we will evaluate whether the call option and the change in control put option in the senior subordinated notes require separate accounting under FAS 133. We expect that if there is a substantial discount or premium upon a subsequent issuance of senior subordinated notes, we may need to separately account for the call option and the change in control put option features as embedded derivatives for such subsequent issuance. If we determine that the embedded derivatives, if any, require separate accounting from the debt host contract under FAS 133, the call option and the change in control put option associated with the senior subordinated notes will be recorded as derivative liabilities at fair value, with changes in fair value recorded as other non-operating income or expense. Any discount on the senior subordinated notes resulting from the allocation of proceeds to an embedded derivative will be amortized to interest expense over the remaining life of the senior subordinated notes.

        The Class A common stock portion of each EIS is included in stockholders' equity, net of the related portion of the EIS transaction costs allocated to Class A common stock. Dividends paid on the Class A common stock are recorded as a reduction to retained earnings when declared by us. The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred financing costs and is being amortized to interest expense using the effective interest method. Interest on the senior subordinated notes is charged to expense as accrued by us.

  Income Tax Expenses

        As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax expenses together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we include such charge in our tax provision, or reduce our tax benefit in our consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

        We have recorded deferred tax assets, a portion of which represents net operating loss carryforwards. A valuation allowance has been recorded for certain state net operating loss carryforwards.

        There are various factors that may cause those tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when new regulations and legislation are enacted.

        We have accounted for our issuance of EISs as an issuance of the separate securities evidenced by such EISs and have allocated the proceeds received for each EIS between the Class A common stock and senior subordinated note represented thereby in the amounts of their respective fair values at the time of issuance. Accordingly, we have accounted for the senior subordinated notes represented by the EISs as long-term debt bearing a stated interest rate and maturing on October 30, 2016. In connection with the issuance and initial public offering of the EISs, we received an opinion from counsel that the senior subordinated notes should be treated as debt for United States federal income tax purposes. In accordance with the opinion we received, we continue to be of the view that the senior subordinated notes should be treated as debt for United States federal income tax purposes (although we have not sought a ruling from the IRS on this issue), and we intend to deduct annually interest expense of approximately $19.9 million on the senior subordinated notes from taxable income for United States federal and state income tax purposes. There can be no assurance that the classification of senior subordinated notes as debt (or the amount of interest expense deducted) will not be challenged by the IRS or other tax jurisdictions or will be sustained by a court of law if challenged.

        If our treatment of the senior subordinated notes as debt is put at risk in the future as a result of a future ruling by the IRS or other tax jurisdiction or by a court of law, including an adverse ruling for EISs (or other similar securities) issued by other companies or as a result of a proposed adjustment by the IRS or other tax jurisdiction in an examination of our company or for any other reason, we will need to consider the effect of such developments on the determination of our future tax provisions and obligations. In the event the senior subordinated notes are required to be treated as equity for income tax purposes, then the cumulative interest expense associated with the senior subordinated notes for prior tax periods that are open to assessment and for future tax periods would not be deductible from taxable income and we would be required to recognize additional tax expense and establish a related income tax liability for prior period treatment. The additional tax due to the federal and state authorities would be based on our taxable income or loss for each of the years that we claimed the interest expense deduction and would materially and adversely affect our financial position, cash flow, and liquidity, and could affect our ongoing ability to make interest payments on the senior subordinated notes and dividend payments on the shares of common stock represented by the EISs and our ability to continue as a going concern. In addition, non-U.S. holders of our EISs could be subject to withholding taxes on the payment of interest treated as dividends on equity, which could subject us to additional liability for the withholding taxes that we do not collect on such payments. However, because in accordance with the opinion of counsel we received on the date of our initial public offering we continue to be of the view that the senior subordinated notes should be treated as debt for United States federal income tax purposes, we do not record a liability for a potential disallowance of this interest expense deduction or for the potential imposition of these withholding taxes.

        A factor in the ongoing determination that no liability should be recorded in our financial statements with respect to the deductibility for income tax purposes of the interest on the senior subordinated notes is the veracity, at the time of the initial public offering, of the representations delivered by the purchasers of senior subordinated notes sold separately (not in the form of EISs). We may conduct procedures in the future to confirm the veracity, at the time of the offering, of the purchaser representations. In addition, other factors indicating the existence, at the time of the initial public offering, of any plan or pre-arrangement may also be relevant to this ongoing determination. It is possible that we will at some point in the future, as a result of the findings of the procedures noted above, or IRS interpretations or other changes in circumstances, conclude that we should establish a reserve for tax liabilities associated with a disallowance of all or part of the interest deductions on the senior subordinated notes, although our present view is that no such reserve is necessary or appropriate. If we decide to maintain such a reserve, our income tax provision, and related income tax payable, would be materially impacted. As a result, our ability to pay dividends on the shares of our common stock could be materially impaired and the market price and/or liquidity for the EISs or our common stock could be adversely affected.

  Earnings Per Share

        Following the consummation of our initial public offering, we have two classes of common stock, designated as Class A common stock and Class B common stock, and we present basic and diluted earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.

        Net income available to our common stockholders is allocated among our two classes of common stock based upon the two-class method. Basic and diluted earnings per share for our Class A and Class B common stock is calculated by dividing net income available to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding, including the dilutive effect of options and warrants for our Class B common stock that were outstanding prior to the initial public offering.

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Common Size Income Statement:
Net sales	100.0%	100.0%	100.0%
Cost of goods	70.0%	68.9%	69.4%

Gross profit	30.0%	31.1%	30.6%
Sales, marketing and distribution expenses	11.6%	12.0%	12.2%
General and administrative expenses	1.3%	1.9%	1.7%
Management fees-related party	0.1%	0.2%	0.2%
Transaction related compensation expenses	2.6%	0.0%	0.0%

Operating income	14.4%	17.0%	16.6%
Derivative gain	0.0%	0.0%	(0.9)%
Interest expense, net	12.9%	9.5%	9.1%

Income before income tax expense	1.5%	7.5%	8.3%
Income tax expense	0.6%	2.9%	3.2%

Net income	0.9%	4.6%	5.2%
Preferred stock accretion	3.1%	4.1%	4.0%
Gain on repurchase of preferred stock	(4.7)%	0.0%	0.0%

Net income available to common stockholders	2.5%	0.6%	1.2%

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

        Sales, Marketing and Distribution Expenses.    Our sales, marketing and distribution expenses include costs for marketing personnel, consumer advertising programs, internal sales forces, brokerage costs and warehouse facilities.

        General and Administrative Expenses.    Our general and administrative expenses include administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services, management fees and other general corporate expenses.

  Non-GAAP Financial Measures

        Certain disclosures in this report include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows. We present EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted EBITDA (EBITDA as adjusted for transaction related compensation expenses incurred in connection with our initial public offering, the concurrent offerings and the related transactions) because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in the indenture governing our senior notes, our revolving credit facility and the indenture governing our senior subordinated notes contain ratios based on these measures.

        A reconciliation of EBITDA and adjusted EBITDA with the most directly comparable GAAP measure is included below for the fifty-two weeks ended January 1, 2005, the fifty-three weeks ended January 3, 2004 and the fifty-two weeks ended December 28, 2002 (dollars in millions) along with the components of EBITDA and adjusted EBITDA.

Reconciliation of EBITDA and Adjusted EBITDA to Net Cash Provided by Operating Activities.

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(Dollars in millions)
Net income	$3.3	$15.2 (1)	$15.2
Depreciation	6.7	6.0	5.3
Income tax expense	2.1	9.5	9.3
Interest expense, net(4)	48.2	31.2	26.6

EBITDA(2)	60.3	61.9	56.4
Transaction related compensation expenses(3)	9.9	0.0	0.0

Adjusted EBITDA	70.2	61.9	56.4
Income tax expense	(2.1)	(9.5)	(9.3)
Interest expense, net(4)	(48.2)	(31.2)	(26.6)
Deferred income taxes	7.5	4.4	5.5
Transaction related compensation expenses(3)	(9.9)	0.0	0.0
Amortization of deferred financing and bond discount	2.5	2.8	2.7
Write-off of pre-existing deferred debt issuance costs	—	1.8	—
Costs relating to the early extinguishment of debt(4)	13.9	—	—
Changes in assets and liabilities, net of effects of business combination	(10.9)	(2.8)	(2.3)

Net cash provided by operating activities	$23.0	$27.4	$26.4

(1)
Net income includes an unusual bad debt expense incurred in the fifty-three week period ended January 3, 2004 of $0.6 million ($0.4 million, net of tax) relating to Fleming Companies, Inc., which filed for Chapter 11 Bankruptcy on April 1, 2003.

(2)
We define EBITDA as net income before interest expense, net, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA as adjusted for the transaction related compensation expenses incurred in connection with our initial public offering, the concurrent offerings and related transactions. We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net cash provided by operating activities. We present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in our revolving credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. EBITDA and adjusted EBITDA are not a substitutes for operating income or net income, as determined in accordance with generally accepted accounting principles. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends and in the case of adjusted EBITDA, cash used to pay transaction related bonuses and repurchase of employee stock options. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity's ability to fund these cash requirements. EBITDA and adjusted EBITDA also are not complete measures of an entity's profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes and in the case of adjusted EBITDA, the cost of transaction related bonuses and repurchase of employee stock options. EBITDA and adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities.

(3)
Transaction related compensation expenses, which were incurred in connection with our initial public offering, the concurrent offerings and the related transactions, includes: $6.0 million for transaction bonuses, $3.9 million for our repurchase of employee stock options.

(4)
Interest expense, net includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

  Year Ended January 1, 2005 Compared to Year Ended January 3, 2004

        Net Sales.    Net sales increased $44.4 million or 13.5% to $372.8 million for the fifty-two week period ended January 1, 2005 (fiscal 2004) from $328.4 million for the fifty-three week period ended January 3, 2004 (fiscal 2003). Fiscal 2004 included one less week than fiscal 2003. The Ortega acquisition, which was completed on August 21, 2003, accounted for $44.2 million of the sales increase during fiscal 2004. Sales of our Trappey's, Maple Grove Farms of Vermont, Las Palmas, Polaner, Underwood and Emeril's brands increased $1.7 million, $1.4 million, $0.7 million, $0.6 million, $0.4 million and $0.3 million or 11.9%, 2.9%, 3.3%, 1.6%, 1.9% and 1.4%, respectively, largely reflecting higher unit volume. Sales of our B&M Baked Bean, Bloch & Guggenheimer and Joan of Arc brands decreased by $2.2 million, $1.7 million and $0.9 million, or 9.0%, 3.8% and 7.8%, respectively, largely reflecting lower unit volume. All other brands decreased, in the aggregate, $0.1 million or 0.2%.

        Gross Profit.    Gross profit increased $9.7 million or 9.6% to $111.9 million in fiscal 2004 from $102.2 million in fiscal 2003. Gross profit expressed as a percentage of net sales decreased to 30.0% in fiscal 2004 from 31.1% in fiscal 2003. The decrease in gross profit percentage was primarily due to higher costs of packaging and certain commodities, including maple syrup, meat, chicken and beans.

        Sales, Marketing and Distribution Expenses.    Sales, marketing and distribution expenses increased $3.7 million or 9.5% to $43.2 million for fiscal 2004 from $39.5 million for fiscal 2003. These expenses expressed as a percentage of net sales decreased to 11.6% in fiscal 2004 from 12.0% in fiscal 2003. The Ortega acquisition accounted for $5.6 million of the increase in sales and marketing expenses for fiscal 2004. For brands other than Ortega, marketing costs decreased $0.9 million relating to reduced spending on consumer marketing programs during fiscal 2004 as compared with prior year. All other expenses, which primarily include incentive compensation, decreased $1.0 million during fiscal 2004.

        General and Administrative Expenses.    General and administrative expenses and management fees decreased $1.5 million or 22.6% to $5.3 million in fiscal 2004 from $6.8 million in fiscal 2003. Included in fiscal 2003 is a bad debt write-off of $0.6 million relating to Fleming Companies, Inc., which filed Chapter 11 bankruptcy on April 1, 2003. Other decreases in expenses in fiscal 2004 compared to fiscal 2003 included incentive compensation of $0.8 million and other expenses of $0.1 million. Our management expects that following our initial public offering, we will incur an additional $1.0 million in general and administrative expenses on an annual basis for public company expenditures.

        Transaction related compensation expenses.    In fiscal 2004, we incurred transaction related compensation expenses in connection with our initial public offering, the concurrent offerings and the related transactions that included $6.0 million for transaction bonuses and $3.9 million for the repurchase of employee stock options.

        Operating Income.    As a result of the foregoing, operating income decreased $2.3 million or 4.2% to $53.6 million in fiscal 2004 from $55.9 million in fiscal 2003. Operating income expressed as a percentage of net sales decreased to 14.4% in fiscal 2004 from 17.0% in fiscal 2003.

        Interest Expense.    Interest expense, net, increased $17.0 million to $48.2 million in fiscal 2004 from $31.2 million in fiscal 2003. Interest expense for fiscal 2004 includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs in connection with the payment in full during fiscal 2004 of the term loan under our then-existing term loan agreement, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount. Interest expense in fiscal 2003 includes the write-off of $1.8 million of deferred financing costs in connection with the repayment of our then-existing term loan B. Excluding these charges, the remaining interest expense increase of $4.9 million related primarily to an increase in average debt outstanding as a result of the August 2003 acquisition of Ortega and an increase in interest rates under our term loan versus fiscal 2003.

        Income Tax Expense.    Income tax expense decreased $7.4 million to $2.1 million in fiscal 2004 from $9.5 million in fiscal 2003. Our effective tax rate for fiscal 2004 was 39.2% as compared with 38.6% for fiscal 2003. The increase in effective tax rate is primarily due to the increase in federal income tax rate on deferred taxes. Cash taxes receivables were $7.0 million for fiscal 2004 as compared to cash taxes due for $5.1 million in fiscal 2003.

        Preferred Stock Accretion.    Preferred stock dividends accumulated and related charges decreased $1.6 million to $11.7 million for fiscal 2004 from $13.3 million in for fiscal 2003.

        Gain on repurchase of preferred stock.    In fiscal 2004, we repurchased all of our outstanding preferred stock for $17.6 million less than the accreted value of such preferred stock of $123.3 million as of the end of the third quarter 2004.

  Year Ended January 3, 2004 Compared to Year Ended December 28, 2002

        Net Sales.    Net sales increased $34.7 million or 11.8% to $328.4 million for the fifty-three week period ended January 3, 2004 (fiscal 2003) from $293.7 million for the fifty-two week period ended December 28, 2002 (fiscal 2002). Fiscal 2003 included one more week than fiscal 2002. The Ortega acquisition accounted for $33.4 million of the sales increase during fiscal 2003. Sales of our Maple Grove Farms of Vermont, Underwood, Emeril's and Bloch & Guggenheimer brands increased $2.2 million, $1.0 million, $0.9 million and $0.8 million or 4.8%, 4.7%, 3.7% and 1.7%, respectively, largely reflecting higher unit volume. Sales of our Joan of Arc, Regina, Ac'cent, Polaner and Sa-s'on brands decreased by $0.8 million, $0.7 million, $0.6 million, $0.5 million and $0.3 million, or 6.4%, 5.8%, 3.5%, 1.3% and

6.6%, respectively, largely reflecting lower unit volume. All other brands decreased, in the aggregate, $0.7 million or 0.9%.

        Gross Profit.    Gross profit increased $12.2 million or 13.6% to $102.2 million in fiscal 2003 from $90.0 million in fiscal 2002. Gross profit expressed as a percentage of net sales increased to 31.1% in fiscal 2003 from 30.6% in fiscal 2002. The increase in gross profit percentage was primarily the result of the favorable business impact of the Ortega acquisition and a reduction in co-pack costs for our Underwood, Joan of Arc and Las Palmas brands, partially offset by higher costs of maple syrup, the increased costs of pickle and pepper production and an increase in trade spending.

        Sales, Marketing and Distribution Expenses.    Sales, marketing and distribution expenses increased $3.6 million or 10.1% to $39.5 million for fiscal 2003 from $35.9 million for fiscal 2002. These expenses expressed as a percentage of net sales decreased to 12.0% in fiscal 2003 from 12.2% in fiscal 2002. The Ortega acquisition accounted for $3.3 million of the increase in sales and marketing expenses for fiscal 2003. For brands other than Ortega, marketing costs increased $0.2 million or 2.2% relating to additional spending on consumer marketing programs and brokerage expenses increased $0.4 million or 6.7% during fiscal 2003 as compared with prior year. All other expenses decreased $0.3 million during fiscal 2003.

        General and Administrative Expenses.    General and administrative expenses and management fees increased $1.4 million or 25.9% to $6.8 million in fiscal 2003 from $5.4 million in fiscal 2002. Included in fiscal 2003 is a bad debt write-off of $0.6 million relating to Fleming Companies, Inc., which filed Chapter 11 bankruptcy on April 1, 2003. Transitional expenses related to the Ortega acquisition accounted for $0.2 million of the increase, incentive compensation increased $0.4 million and computer equipment depreciation increased $0.2 million during fiscal 2003 as compared with prior year.

        Environmental Clean-Up Expenses.    We recorded a charge of $0.1 million, in fiscal 2002, relating to the Combe Fill South Landfill in New Jersey as described under Part I, Item 1, "Business-Environmental Matters."

        Operating Income.    As a result of the foregoing, operating income increased $7.3 million or 15.0% to $55.9 million in fiscal 2003 from $48.6 million in fiscal 2002. Operating income expressed as a percentage of net sales increased to 17.0% in fiscal 2003 from 16.6% in fiscal 2002.

        Derivative Gain.    Income of $2.5 million was recorded in fiscal 2002 reflecting the change in fair value of our interest rate swap agreement since the date we entered into the agreement (March 21, 2002). The interest rate swap was terminated during the latter part of fiscal 2002.

        Interest Expense.    Interest expense, net, increased $4.6 million to $31.2 million in fiscal 2003 from $26.6 million in fiscal 2002. The increase is due primarily to the write-off of $1.8 million of deferred financing costs in connection with the payment in full during fiscal 2003 of the term loan B under our then-existing term loan agreement. In addition, total debt increased due to borrowings under a credit facility in connection with the purchase of the Ortega acquisition.

        Income Tax Expense.    Income tax expense increased $0.2 million to $9.5 million in fiscal 2003 from $9.3 million in fiscal 2002. Our effective tax rate for fiscal 2003 was 38.6% as compared with 37.8% for fiscal 2002. Cash taxes due were $5.1 million in fiscal 2003 and $3.7 million in fiscal 2002.

        Preferred Stock Accretion.    Preferred stock dividends accumulated and related charges increased $1.6 million to $13.3 million for fiscal 2003 from $11.7 million in for fiscal 2002.

Liquidity and Capital Resources

        Our primary liquidity requirements include debt service, capital expenditures and working capital needs. See also, "Commitments and Contractual Obligations" below. We fund our liquidity requirements, as well as financing for acquisitions, if any, and dividend payments, if any, primarily through cash generated from operations and to the extent necessary, through borrowings under our revolving credit facility.

  Cash Flows.

        Cash provided by operating activities decreased $4.4 million to $23.0 million in fiscal 2004 from $27.4 million in fiscal 2003. The decrease was due to a decrease in net income of $11.9 million, increases in trade accounts receivable, income tax receivable and a decrease in accrued expenses offset by an increase in trade accounts payable and dividends payable. Working capital at January 1, 2005 was $101.8 million, an increase of $34.5 million over working capital at January 3, 2004 of $67.3 million. The increase in working capital is primarily due to an increase in cash and cash equivalents of $20.4 million and tax receivables of $7.0 million in fiscal 2004.

        Net cash used in investing activities for fiscal 2004 was $6.6 million as compared to net cash used in investing activities of $124.6 million for fiscal 2003. Capital expenditures during fiscal 2004 of $6.6 million included purchases of manufacturing and computer equipment and were $0.2 million above the $6.4 million in similar capital expenditures during fiscal 2003. Investment expenditures for fiscal 2003 included $118.2 million for the Ortega acquisition.

        Net cash provided by financing activities for fiscal 2004 was $3.9 million as compared to net cash provided by financing activities of $89.5 million for fiscal 2003. The net cash provided by financing activities for fiscal 2004 includes net proceeds of $405.8 million from the issuance of the following debt: $240.0 million of 8.0% senior notes and $165.8 million of 12.0% senior subordinated notes. Additionally, gross proceeds from our issuance of Class A common stock were $157.0 million. The net cash provided by these financing activities were reduced by $23.1 million of new deferred debt issuance costs, $157.5 million used to repurchase common stock, warrants and options from our pre-initial public offering equity holders and $374.5 million used to repay our then existing term loan and to redeem all of our outstanding 9 5/8% senior subordinated notes. In December 2004, our board of directors declared $3.7 million in dividends payable to the holders of our Class A common stock, which dividends were paid on January 31, 2005.

        During fiscal 2003, we entered into a $150.0 million term loan in connection with the Ortega acquisition. The net cash provided by these financing activities for fiscal 2003 was reduced by $54.9 million, $5.3 million and $0.3 million to pay-off the existing debt under our then existing credit facility, to pay new deferred debt issuance costs and to make a required payment toward our then existing term loan, respectively.

        We believe that based on a number of factors, including our trademark and goodwill amortization for tax purposes from our prior acquisitions, and the income tax effects of our initial public offering, the concurrent offerings and related transactions, including our call premium on our outstanding senior subordinated notes, other write-offs of existing deferred financing costs and the compensation expense associated with our repurchase of certain management stock options, we realized a significant reduction in cash taxes in 2004 and we expect to realize significant reductions in 2005 as compared to our tax expense for financial statement purposes, and further, we will realize a benefit to our cash taxes payable from amortization of our trademarks and goodwill for the taxable years 2005 through 2018.

  Dividend Policy.

        Prior to the completion of our initial public offering, our board of directors adopted a dividend policy that reflects a basic judgment that our stockholders would be better served if we distributed our cash available to pay dividends to them instead of retaining it in our business. Under this policy, cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets and $6.0 million of dividend restricted cash (that can be used for the payment of dividends on Class A common stock or for any other purpose other than the payment of dividends on the Class B common stock) would in general be distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our Class A common stock and as regular annual cash dividends (up to the dividend rate permitted under our debt agreements and our organizational documents) to the holders of our Class B common stock and not be retained by us as cash on our consolidated balance sheet. However, dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Furthermore, our board of directors may, in its sole discretion, amend or repeal this dividend policy with respect to the Class A and Class B common stock at any time. Our board of directors may decrease the level of dividends for the Class A and Class B common stock below the intended dividend rates or discontinue entirely the payment of dividends. See Part II, Item 5 of this report for a more detailed discussion of our dividend policy.

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

        For fiscal 2004, we had cash flows from operations of $23.0 million. If our cash flows from operations for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our revolving credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business.

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

  Environmental Clean-Up Costs.

        We have not made any material expenditures during fiscal 2004 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

  Debt.

        Senior Secured Credit Facility.    On August 21, 2003, we entered into a newly amended and restated $200.0 million senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50.0 million five-year revolving credit facility and a $150.0 million six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used (i) to fund the Ortega acquisition and to pay related transaction fees and expenses and (ii) to fully pay off our remaining obligations under term loan B of our then-existing term loan agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5.3 million of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1.8 million of deferred financing costs related to our then-existing term loan B. Under the senior secured credit facility, interest was determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin (4.52% at January 3, 2004). The senior secured credit facility was secured by substantially all of our assets. The outstanding balances for the revolving credit facility and the term loan at October 13, 2004 were $0 and $148.5 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $0.1 million, was $49.9 million at October 13, 2004.

        On October 14, 2004, we used a portion of the net proceeds of our initial public offering, offering of senior subordinated notes separate from the EISs and offering of senior notes and cash on hand to repay all outstanding borrowings under, and terminate our senior secured credit facility. Concurrently with those offerings, we entered into a $30.0 million senior secured revolving credit facility. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility is secured by substantially all of our assets except our real property. The revolving credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The revolving credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn at January 1, 2005. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.1 million, was $29.9 million at January 1, 2005.

        9 5/8% Senior Subordinated Notes due 2007.    As of October 13, 2004, we had outstanding $220.0 million of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which we issued $120.0 million principal amount in August 1997 and $100.0 million principal amount in March 2002. The proceeds from the issuance of the senior subordinated notes issued in March 2002 were used to pay off, in its entirety, the then outstanding balance under our then-existing term loan A, and to reduce the amount outstanding under the our then-existing term loan B, and pay related deferred debt issuance costs.

        On October 14, 2004, $194.2 million aggregate principal amount of the 9 5/8% senior subordinated notes was repaid with the proceeds of the initial public offering, the concurrent offerings and cash on hand at a redemption price of 102.043%. Also on such date, $27.0 million in proceeds from the initial public offering, the concurrent offerings and cash on hand were set aside to redeem the remaining $25.8 million aggregate principal amount of the 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604% of the remaining aggregate principal amount plus accrued interest.

        12% Senior Subordinated Notes due 2016.    In connection with our initial public offering, we issued on October 14, 2004, $124.3 million aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs). In connection with the exercise of the underwriters' over-allotment option, on October 22, 2004 we issued an additional $18.7 million aggregate principal amount of 12.0% senior subordinated notes in the form of EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes. As of January 1, 2005, $165.8 million aggregate principal amount of senior subordinated notes was outstanding.

        Interest on the senior subordinated notes is payable quarterly in arrears on each January 30, April 30, July 30 and October 30 through the maturity date. The senior subordinated notes will mature on October 30, 2016, unless earlier redeemed at our option as described below. We may not redeem the notes prior to October 30, 2009. On and after October 30, 2009, we may redeem for cash all or part of the senior subordinated notes upon not less than 30 or more than 60 days' notice by mail to the owners of senior subordinated notes, at redemption prices specified in the indenture governing the senior subordinated notes. If we redeem any senior subordinated notes, the senior subordinated notes and Class A common stock represented by each EIS will be automatically separated. Upon the occurrence of a change of control, unless we have exercised our right to redeem all senior subordinated notes as described above, each holder of the senior subordinated notes has the right to require us to repurchase that holder's senior subordinated notes at a price equal to 101% of the principal amount of the senior subordinated notes being repurchased, plus any accrued and unpaid interest to the date of repurchase. In order to exercise this right, a holder must separate the senior subordinated notes and Class A common stock represented by such holder's EISs. The senior subordinated notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior secured and senior unsecured indebtedness, including the indebtedness under our revolving credit facility and our senior notes. The senior subordinated notes rank pari passu in right of payment with any of our other subordinated indebtedness.

        The senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in the indenture governing the senior subordinated notes. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our revolving credit facility and the senior notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

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

        Although we believe that the senior subordinated notes should be treated as debt for U.S. federal income tax purposes in accordance with the opinion of our tax counsel issued on the date of our initial public offering, this conclusion cannot be assured. If all or a portion of the senior subordinated notes were treated as equity rather than debt for U.S. federal income tax purposes, then a corresponding portion of the interest on the senior subordinated notes would not be deductible by us for U.S. federal income tax purposes. In addition, we would be subject to liability for U.S. withholding taxes on interest payments to non-U.S. holders if such payments were determined to be dividends. Our inability to deduct interest on the senior subordinated notes could materially increase our taxable income and, thus, our U.S. federal and applicable state income tax liability. Our liability for income taxes (and withholding taxes) if the senior subordinated notes were determined to be equity for income tax purposes would materially reduce our after-tax cash flow and would materially and adversely impact our ability to make interest and/or dividend payments and could impact our ability to continue as a going concern. See "General—Income Tax Expense Estimates and Policies" for further discussion of income tax matters relating to our senior subordinated notes.

        8% Senior Notes due 2011.    In addition, concurrently with our initial public offering and offering of separate senior subordinated notes, we issued $240.0 million aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on April 1, 2005. Our obligations under the senior notes are fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors' general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors' secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors' existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors' future subordinated debt, including the senior subordinated notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

        On or after October 1, 2008, we may redeem some or all of the senior notes at the redemption prices as described in the indenture governing the senior notes. Prior to October 1, 2007, we may redeem up to 35% of the aggregate principal amount of the senior notes issued in the senior note offering with the net proceeds of one or more equity offerings at the redemption price as described in the indenture governing the senior notes. If we or any of the guarantors sell certain assets or experience specific kinds of changes in control, we must offer to purchase the senior notes at the prices as described in the indenture governing the senior notes plus accrued and unpaid interest to the date of redemption. The indenture governing the senior notes limits our ability and the ability of the guarantors to incur additional indebtedness and issue preferred stock; make restricted payments, including dividend payments on our common stock; allow restrictions on the ability of certain subsidiaries to make distributions; sell all or substantially all of our assets or consolidate or merge with or into other companies; enter into certain transactions with affiliates; or create liens and enter into sale and leaseback transactions. Each of the covenants is subject to a number of important exceptions and qualifications.

Future Capital Needs

        We are highly leveraged. On January 1, 2005, our total long-term debt and stockholders' equity was $405.8 million and $92.3 million, respectively.

        Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that the cash on our consolidated balance sheet and our cash flow from operations in conjunction with the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit, of approximately $29.9 million at January 1, 2005, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions, if any, and pay our anticipated dividends. We expect to make capital expenditures of between $6.5 million and $7.0 million for fiscal 2005.

Seasonality

        Sales of a number of our products tend to be seasonal. In the aggregate, however, our sales are not heavily weighted to any particular quarter due to the diversity of our product and brand portfolio. Sales during the first quarter of the fiscal year are generally below those of the following three quarters.

        We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers and other related specialty items during the months of July through October, and we purchase all of our maple syrup requirements during the months of April through July. Consequently, our liquidity needs are greatest during these periods.

Recent Accounting Pronouncements

        In response to the enactment of the American Job Creation Act of 2004 (the "Jobs Act") on October 22, 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers" (FSP 109-1), and FSP No.109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (FSP 109-2).

        FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in tax deduction is up to nine percent of the lesser of taxable income or "qualified production activities income," as defined by the Jobs Act. The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, we will recognize a reduction in our income tax expense for the domestic production activities in the quarterly period(s) in which we are eligible for the deduction.

        The Jobs Act includes a provision that encourages companies to reinvest foreign earnings in the United States by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. We may elect to take this special one-time deduction for dividends received during the fiscal year ending December 31, 2005. FSP 109-2 permits time beyond the financial reporting period of enactment date to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are still in the process of evaluating the effects of the repatriation provision. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. As provided for in FSP 109-2, there have been no amounts recognized under the repatriation provision to date and accordingly, there has been no effect on income tax expense included in these consolidated financial statements as of and for the year ended January 1, 2005.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition but do not expect SFAS No. 151 to have a material impact.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R no later than July 3, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will not have a material impact on our consolidated results of operations and earnings per share, since there are currently no share-based payments.

Related-Party Transactions

        Prior to the consummation of our initial public offering on October 14, 2004, we were party to a management agreement with BRS & Co., the manager of Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), pursuant to which BRS & Co. was paid an annual fee of $500 per year for certain management, business and organizational strategy, and merchant and investment banking services. BRS owned the majority of our capital stock prior to the consummation of the initial public offering. The management agreement was terminated as of October 14, 2004.

        "Due to related party" at January 3, 2004 includes management fees to BRS & Co.

        We are also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by our company, which fee will not exceed 1.0% of the total transaction value. In connection with our acquisition of Ortega in fiscal 2003, we paid transaction fees to BRS aggregating $1.0 million. We recorded these transaction fees as part of the purchase price for Ortega. No such fees were paid during fiscal 2004.

        In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings.

        We are a party to a lease for our Roseland manufacturing and warehouse facility with 426 Eagle Rock Avenue Associates, a real estate partnership of which Leonard S. Polaner, our Chairman, is the general partner. Total rent expense associated with this lease was $769,000 for fiscal 2004 and fiscal 2003. The lease expires in April 2009.

Off-balance Sheet Arrangements

        As of January 1, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments are set forth in the following table as of January 1, 2005.

	Actual Payments Due by Period
Contractual Obligations:	Total	2005	2006	2007	2008	2009 and Thereafter
	(Dollars in thousands)
Long-term debt(1)	$772,436	$39,096	$39,096	$39,096	$39,096	$616,052
Operating leases	9,567	3,804	2,203	1,506	1,432	622
Other long-term obligations(2)	1,860	1,860	—	—	—	—

Total	$783,863	$44,760	$41,299	$40,602	$40,528	$616,674

(1)
Includes interest obligations on our senior notes at an interest rate of 8.0% per annum through maturity on October 1, 2011 and on our senior subordinated notes of 12% per annum through maturity on October 30, 2016.

(2)
Represents expected contributions under our defined benefit pension plans. The expected contributions beyond 2005 are not currently determinable.

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

  •
  our substantial leverage;

  •
  intense competition, changes in consumer preferences, demand for our products, the effects of changing prices for our raw materials and local economic and market conditions;

  •
  our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels, to improve productivity and to maintain access to credit markets;

  •
  the risks associated with the expansion of our business;

  •
  our possible inability to integrate any businesses we acquire;

  •
  our borrowing costs and credit ratings, which may be influenced by the credit ratings of our competitors;

  •
  factors that affect the food industry generally, including:

  •
  recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and trans fatty acids; and

  •
  the effects of currency movements in Canada and fluctuations in the level of our customers' inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

  •
  the risk that our senior subordinated notes may be treated as equity for U.S. federal income tax purposes; and

  •
  other factors discussed elsewhere in this report, under the section captioned "Certain Factors That May Affect Future Results" and in our public filings with the SEC.

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

        We caution that the foregoing list of important factors is not exclusive. We urge investors not to unduly rely on forward-looking statements contained in this report.

Certain Factors That May Affect Future Results

        Any investment in our company will be subject to risks inherent to our business. Before making an investment decision, investors should carefully consider the risks described below together with all of the other information included in this report. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

        Any of the following risks could materially and adversely affect our business, consolidated financial condition, results of operations or liquidity. In that case, holders of our securities may lose all or part of their investment.

Risks Specific to Our Company

The packaged food industry is highly competitive.

        The packaged food industry is highly competitive. Numerous brands and products, including private label products, compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service, effective advertising and promotional activities and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and/or are substantially less leveraged than our company. If we are unable to continue to compete successfully with these companies or if competitive pressures or other factors cause our products to lose market share or result in significant price erosion, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected. See Item 1, "Business—Competition."

We may be unable to maintain our profitability in the face of a consolidating retail environment.

        Our largest customer, Wal-Mart Stores, Inc., accounted for 7.9% of our fiscal 2004 net sales and our ten largest customers together accounted for approximately 40.3% of our fiscal 2004 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on private label products. If we fail to use our marketing expertise and unique products and category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability may be adversely affected.

If we are unable to retain our key management personnel, our growth and future success may be impaired and our financial condition could suffer as a result.

        Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. In addition, we do not maintain key-man life insurance on any of our executive officers. As a result, departure by our executive officers could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Most of our food product categories are mature and certain categories have experienced declining consumption rates from time to time. We may be unable to offset any reduction in net sales in these categories through increased trade spending for these categories or an increase in net sales in other categories.

        If consumption rates and sales in our mature food product categories continue to decline, our revenue and operating income may be adversely affected, and we may not be able offset this decrease in business with increased trade spending or an increase in sales or profitability of other products and product categories.

We may have difficulties integrating any future acquisitions or identifying new licensing arrangements.

        We may pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify additional acquisitions or may be unable to integrate and manage any acquired product lines or businesses successfully or achieve a substantial portion of any anticipated cost savings from these acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. In addition, any acquired product lines or businesses may require a greater amount of trade and promotional spending than we anticipate. Historically, we have grown net sales for some but not all of the brands we have acquired. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management's attention from other business concerns. Any inability by us to integrate and manage any acquired product lines or businesses in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade or promotional spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition and results of operations. In addition, we intend to pursue licensing arrangements with third parties to expand our brand and product offerings. However, we may be unable to identify additional licensing arrangements or achieve benefits anticipated from these arrangements.

We are vulnerable to fluctuations in the supply and price of raw materials and labor, manufacturing and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

        We purchase agricultural products, meat and poultry, other raw materials and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers. While all such materials are available from numerous independent suppliers, raw materials are subject to fluctuations in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi. Although we enter into advance commodities purchase agreements from time to time, these contracts do not protect us from all increases in raw material costs. In addition, the cost of labor, manufacturing and packaging materials and pork and chicken and other costs related to the production and distribution of our food products have risen in recent years, and we believe that they may continue to rise in the foreseeable future. Over the past several years, due primarily to an increase in price competition, we and other manufacturers throughout the packaged food industry have been unable to offset increased costs by raising prices to our customers. If the cost of labor, raw materials or manufacturing or other costs of production and distribution of our food products continue to increase, and we are unable to offset these increases by raising prices or other measures, our profitability and financial condition could be negatively impacted.

We rely on co-packers for a significant portion of our manufacturing needs, and the inability to enter into additional or future co-packing agreements may result in our failure to meet customer demand.

        We rely upon co-packers for a significant portion of our manufacturing needs. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory co-packing agreements could limit our ability to implement our business plan or meet customer demand. See Item 2, "Properties—Co-Packing Arrangements."

The loss of our exclusive license with Emeril's Food of Love Productions, L.L.C. or events or rumors relating to the Emeril's brand could adversely impact our operating results.

        Approximately 6.9% of our fiscal 2004 net sales came from our exclusive license agreement with Emeril's Food of Love Productions, L.L.C. (EFLP). The value of our license agreement depends in part on the reputation and integrity of Emeril Lagasse, under whose name the Emeril's products are marketed. Mr. Lagasse is a widely recognized chef who currently enjoys celebrity status for his ability to prepare gourmet foods. Consumer and customer recognition of Mr. Lagasse and the Emeril's brand and the association of this brand with safe and high quality food products form an integral part of our Emeril's products. Should Mr. Lagasse's popularity decline, or should our exclusive license with EFLP be lost or compromised for any reason, our operating results could be adversely impacted. In addition, EFLP may terminate the license agreement at any point if we fail to meet our obligations under the agreement.

We rely on the performance of major retailers, wholesalers, specialty distributors and mass merchants for the success of our business, and should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.

        We sell our products principally to retail outlets and wholesale distributors including, traditional supermarkets, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors. The replacement by or poor performance of our major wholesalers, retailers or chains or our inability to collect accounts receivable from our customers could materially and adversely affect our results of operations and financial condition. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support.

We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.

        Our success depends in part on our ability to anticipate and offer products that appeal to the changing tastes, dietary habits and product packaging preferences of consumers in the market categories in which we compete. If we are not able to anticipate, identify or develop and market products that respond to these changes in consumer preferences, demand for our products may decline and our operating results maybe adversely affected. In addition, we may incur significant costs related to developing and marketing new products or expanding our existing product lines in reaction to what we perceive to be increased consumer preference or demand. Such development or marketing may not result in the volume of sales or profitability anticipated.

Severe weather conditions and natural disasters can affect crop supplies and reduce our operating results.

        Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of the raw materials that we use for our products. Our maple syrup products, for instance, are particularly susceptible to severe freezing conditions in Quebec, Canada and Vermont during the season in which the syrup is produced. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their supplies. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, which could adversely affect our business and operating results.

We are subject to environmental laws and regulations relating to hazardous materials, substances and waste used in or resulting from our operations. Liabilities or claims with respect to environmental matters could have a significant negative impact on our business.

        As with other companies engaged in similar businesses, the nature of our operations expose us to the risk of liabilities and claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Furthermore, our operations are governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace. Any material costs incurred in connection with such liabilities or claims could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Any environmental or health and safety legislation or regulations enacted in the future, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted may lead to an increase in compliance costs or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Our operations are subject to numerous laws and governmental regulations, exposing us to potential claims and compliance costs that could adversely affect our business.

        Our operations are subject to extensive regulation by the United States Food and Drug Administration (FDA), the United States Department of Agriculture (USDA) and other national, state and local authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging and safety of foods. Under this program the FDA regulates manufacturing practices for foods through its current "good manufacturing practices" regulations and specifies the recipes for certain foods. Furthermore, our processing facilities and products are subject to periodic inspection by federal, state and local authorities. Any changes in these laws and regulations could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, which would adversely affect our financial condition. In addition, failure by us to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. See Item 1, "Business—Government Regulation."

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

        The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, storage, handling or transportation phases of production. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount which we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

        Furthermore, our products could potentially suffer from product tampering, contamination or spoilage or be mislabeled or otherwise damaged. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Consumer concern regarding the safety and quality of food products or health concerns could adversely affect sales of certain of our products.

        If consumers in our principal markets lose confidence in the safety and quality of certain food products, our business could be adversely affected. The food industry is also subject to recent publicity concerning the health implications of obesity and trans fatty acids. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected. For example, negative publicity about genetically modified organisms, whether or not valid, may discourage consumers from buying certain of our products or result in production and delivery disruptions.

Litigation regarding our trademarks and any other proprietary rights may have a significant negative impact on our business.

        We own 107 trademarks which are registered in the United States, 23 trademarks which are registered with certain U.S. states and Puerto Rico, and 230 trademarks which are registered in foreign countries. In addition, we have five trademark applications pending in the United States and foreign countries. We consider our trademarks to be of significant importance in our business. If the actions we take to establish and protect our trademarks and other proprietary rights are not adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights, it may be necessary for us to initiate or enter into litigation in the future to enforce our trademark right or to defend ourselves against claimed infringement of the rights of others. Any legal proceedings could result in an adverse determination that could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees' collective bargaining agreements or shifts in union policy.

        As of January 1, 2005, approximately 280 of our 763 employees were covered by collective bargaining agreements. Approximately 54 of our employees at our Roseland, New Jersey facility were represented by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863). Approximately 137 of our employees at our Portland and Biddeford, Maine facilities were represented by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334). Approximately 89 of our employees at our Stoughton, Wisconsin facility were represented by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen,

Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695). Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. In addition, if upon the expiration of existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected. See Item 1, "Business—Employees and Labor Relations."

Future labor disruptions in the food industry could significantly impact our sales and profitability.

        The grocer's strike in California, which began in October 2003 and ended March 2004, in response to proposed healthcare cuts by several large retail grocers, affected over 70,000 grocery workers in California, and had a negative impact on our net sales. Should a similar strike or other labor disruption occur in California or elsewhere in the future, it may have a significant impact on our sales revenue and operating profits.

Risks Relating to our Securities

Holders of our EISs, Class A common stock and Class B common stock, may not receive the level of dividends provided for in the dividend policy our board of directors adopted in connection with our initial public offering, or any dividends at all.

        Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Furthermore, our board of directors may, in its sole discretion, amend or repeal the dividend policy it adopted in connection with our initial public offering. Our board of directors may decrease the level of dividends provided for in this dividend policy or entirely discontinue the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant. The indenture governing our senior subordinated notes, the terms of our revolving credit facility and the indenture governing the senior notes contain significant restrictions on our ability to make dividend payments. In addition, certain provisions of the Delaware General Corporation Law may limit our ability to pay dividends.

Our dividend policy may negatively impact our ability to finance our working capital requirements, capital expenditures or operations.

        In connection with our initial public offering, our board of directors has adopted a dividend policy under which cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and assets and $6.0 million of dividend restricted cash (that can be used for the payment of dividends on the Class A common stock or for any other purpose other than the payment of dividends on the Class B common stock), would in general be distributed as regular quarterly cash dividends (up to the intended dividend rates as determined by our board of directors) to the holders of our Class A common stock and as regular annual cash dividends (up to the permitted dividend rate set forth under Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy") to the holders of our Class B common stock and not be retained by us as cash on our consolidated balance sheet. As a result, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

If we have insufficient cash flow to cover the intended dividend payments under the dividend policy adopted by our board of directors we would need to reduce or eliminate dividends or, to the extent permitted under our debt agreements, fund a portion of our dividends with additional borrowings.

        For fiscal 2004, we had cash flows from operations of $23.0 million. If our cash flows from operations for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our revolving credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business.

Our certificate of incorporation authorizes us to issue without stockholder approval preferred stock that may be senior to our common stock in right of dividend payment.

        Our certificate of incorporation authorizes the issuance of preferred stock without stockholder approval and upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future. The right of the holders of our common stock to receive dividends as they may be lawfully declared from time to time by our board of directors is subject to any preferential rights that we may grant to the holders of preferred stock that we may issue. The terms of any preferred stock we issue may place restrictions on the payment of dividends to the holders of our common stock. If we issue preferred stock that is senior to our common stock in right of dividend payment, and our cash flows from operations or surplus are insufficient to support dividend payments to the holders of preferred stock and to the holders of EISs and Class A and Class B common stock, we may be forced to reduce or eliminate dividends to the holders of EISs and Class A and Class B common stock.

We have substantial indebtedness, which could:

  •
  restrict our ability to pay interest on our senior subordinated notes and our senior notes;

  •
  restrict our ability to pay dividends with respect to shares of our Class A and Class B common stock; and

  •
  impact our financing options and liquidity position.

        At January 1, 2005, we had $240.0 million of senior indebtedness, and $165.8 million of senior subordinated indebtedness.

        Our ability to pay dividends is subject to applicable law and contractual restrictions contained in the instruments governing any indebtedness of ours and our subsidiaries, including our revolving credit facility, which is secured on a senior basis by substantially all of our and our subsidiaries' assets except our real property, and our senior notes. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

  •
  our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions may be limited;

  •
  we may not be able to refinance our indebtedness on terms acceptable to us or at all;

  •
  a significant portion of our cash flow is likely to be dedicated to the payment of interest on our indebtedness, thereby reducing funds available for future operations, capital expenditures and/or dividends on our Class A and Class B common stock; and

  •
  we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate risks associated with our substantial indebtedness.

        While our revolving credit facility contains total leverage, senior leverage and cash interest coverage maintenance covenants and the indentures governing the senior notes and senior subordinated notes contain incurrence covenants that restrict our ability to incur debt, as long as we meet these financial covenant tests we will be allowed to incur additional indebtedness. In addition, the indenture governing the senior subordinated notes allows us to issue additional senior subordinated notes with terms identical (other than issuance date) to our existing senior subordinated notes under certain circumstances.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We may not be able to repay or refinance the senior subordinated notes, the revolving credit facility or our senior notes upon terms acceptable to us if at all.

        Our ability to make payments on and to refinance our indebtedness, including the senior subordinated notes, and to fund planned capital expenditures depends on our ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        A significant portion of our cash flow from operations is dedicated to servicing our debt requirements. In addition, we currently intend to distribute a significant portion of any remaining cash flow to our stockholders in the form of dividends. Moreover, prior to the maturity of our senior notes, we are not required to make any payments of principal on our senior subordinated notes.

        Our ability to continue to expand our business is, to a certain extent, dependent upon our ability to borrow funds under our revolving credit facility and to obtain other third-party financing, including through the sale of EISs or other securities. The revolving credit facility is subject to periodic renewal or must otherwise be refinanced. Likewise, we expect that we will refinance our senior notes at or prior to maturity, which will be substantially prior to the maturity date of the senior subordinated notes. If we are unable to refinance our indebtedness, including our revolving credit facility or our senior notes, on commercially reasonable terms or at all, we would be forced to seek other alternatives, including:

  •
  sales of assets;

  •
  sales of equity; and

  •
  negotiations with our lenders or noteholders to restructure the applicable debt.

        In addition, if we are unable to refinance the senior subordinated notes or the senior notes, our failure to repay all amounts due on the applicable maturity date would cause a default under the applicable indentures.

        If we are forced to pursue any of the above options, our business and/or the value of an investment in our securities could be adversely affected.

Credit ratings may affect our ability to obtain financing and the cost of such financing.

        Our ability to obtain external financing and, in particular, debt financing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Moody's and S&P have provided ratings to the senior subordinated notes of Caa1 and CCC+ respectively. In determining our credit ratings, the rating agencies generally consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off-balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The ratings provided to us by Moody's and S&P for the senior subordinated notes indicate that these rating agencies have determined that our senior subordinated notes have a currently identifiable vulnerability to default and that we are dependent upon favorable business, financial, and economic conditions to meet timely payment of interest and repayment of principal on the senior subordinated notes.

We are a holding company and we rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

        We are a holding company and all of our assets are held by our direct and indirect subsidiaries and we rely on dividends and other payments or distributions from our subsidiaries to meet our debt service obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us depends on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, the revolving credit facility, the terms of the indenture governing the senior notes and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

We may amend our revolving credit facility, the indenture governing the senior notes or the indenture governing the senior subordinated notes, or we may enter into new agreements that govern senior indebtedness. The amended or new terms may significantly affect our ability to pay interest and dividends to holders of our securities, as applicable.

        Our revolving credit facility and the indenture governing the senior notes contain significant restrictions on our ability to pay interest on the senior subordinated notes and dividends on the shares of Class A and Class B common stock based on meeting specified financial ratios, and compliance with other conditions. As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our revolving credit facility or our senior notes, at or prior to maturity, or enter into additional agreements for senior indebtedness. Regardless of any protection holders of our securities have in the indenture governing the senior subordinated notes, any such amendment, refinancing or additional agreement may contain covenants which could limit in a significant manner our ability to pay interest payments and dividends to holders of the EISs, our Class A and Class B common stock and our senior subordinated notes.

We are subject to restrictive debt covenants and other requirements related to our debt that limit our business flexibility by imposing operating and financial restrictions on our operations.

        The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

  •
  the incurrence of additional indebtedness and the issuance of certain preferred stock or redeemable capital stock;

  •
  the payment of dividends on, and purchase or redemption of, capital stock;

  •
  a number of other restricted payments, including investments;

  •
  specified sales of assets;

  •
  specified transactions with affiliates;

  •
  the creation of a number of liens; and

  •
  consolidations, mergers and transfers of all or substantially all of our assets.

        Our revolving credit facility and the indenture governing the senior notes include other and more restrictive covenants and prohibit us from prepaying our other indebtedness, including the senior subordinated notes, while senior indebtedness is outstanding. The revolving credit facility requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, the following: a maximum leverage ratio, a minimum interest coverage ratio and a maximum senior leverage ratio.

        Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, or failure to meet or maintain ratios or tests could result in a default under the revolving credit facility, the terms of the indenture governing the senior notes and/or the indenture governing the senior subordinated notes. Certain events of default under the revolving credit facility and the terms of the indenture governing the senior notes would prohibit us from making payments on the senior subordinated notes, including payment of interest when due. In addition, upon the occurrence of an event of default under the revolving credit facility or the terms of the indenture governing the senior notes, the lenders could elect to declare all amounts outstanding under the revolving credit facility and the senior notes, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full this indebtedness and our other indebtedness, including the senior subordinated notes.

Interest on the senior subordinated notes may not be deductible by us for U.S. federal income tax purposes, which could significantly reduce our future cash flow and impact our ability to make interest and dividend payments.

        If all or a portion of the senior subordinated notes were treated as equity rather than debt for U.S. federal income tax purposes, then a corresponding portion of the interest on the senior subordinated notes would not be deductible by us for U.S. federal income tax purposes. In addition, we would be subject to liability for U.S. withholding taxes on interest payments to non-U.S. holders if such payments were determined to be dividends. Our inability to deduct interest on the senior subordinated notes could materially increase our taxable income and, thus, our U.S. federal and applicable state income tax liability. Our liability for income taxes (and withholding taxes) if the senior subordinated notes were determined to be equity for income tax purposes would materially reduce our after-tax cash flow and would materially and adversely impact our ability to make interest and/or dividend payments and could impact our ability to continue as a going concern. In the case of foreign holders, treatment of the senior subordinated notes as equity for U.S. federal income tax purposes would subject such holders in respect of the senior subordinated notes to withholding or estate taxes in the same manner as with regard to common stock and could subject us to liability for withholding taxes that were not collected on payments of interest. Therefore, foreign holders would receive any such payments net of the tax withheld.

        Even if the IRS does not challenge the tax treatment of the senior subordinated notes, it is possible that we will at some point in the future, as a result of changes in circumstances or facts that come to light in the future, conclude that we should establish a reserve for contingent tax liabilities associated with a disallowance of all or part of the interest deductions on the senior subordinated notes, although our present view is that no such reserve is necessary or appropriate. If we decide to maintain such a reserve, our ability to pay dividends on the shares of our common stock could be materially impaired and the market price and/or liquidity for the ElSs or our common stock could be adversely affected.

        For discussion of these tax related risks, see "—Critical Accounting Policies; Use of Estimates—Income Tax Expenses" above.

Future changes that increase cash taxes payable by us could significantly decrease our future cash flow available to make interest and dividend payments with respect to our securities.

        We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. This enables us to amortize for tax purposes approximately $16.0 million annually through 2011, approximately $14.4 million for fiscal 2012, approximately $12.9 million for fiscal 2013 and 2014, and approximately $7.1 million for fiscal 2015 through 2018. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments. As of January 1, 2005, we had net operating loss, or NOL, carryforwards for U.S. federal income tax purposes of approximately $2.9 million which are available to offset future U.S. federal taxable income, if any, through 2020 subject to certain limitations under Section 382 of the Internal Revenue Code of 1986. The realizable amount of these NOLs could be reduced in the near term if estimates of future taxable income during future periods are reduced.

If interest rates rise, the trading value of our ElSs and senior subordinated notes may decline.

        Should interest rates rise or should the threat of rising interest rates develop, debt markets may be adversely affected. As a result, the trading value of our EISs and senior subordinated notes may decline.

Future sales or the possibility of future sales of a substantial amount of EISs, shares of our Class A common stock, our senior subordinated notes or other securities may depress the price of our securities.

        Future sales or the availability for sale of substantial amounts of EISs, shares of our Class A common stock, a significant principal amount of our senior subordinated notes or other securities in the public market could adversely affect the prevailing market price of our securities and could impair our ability to raise capital through future sales of our securities.

        We may issue shares of our Class A common stock and senior subordinated notes, which may be in the form of EISs, or other securities from time to time in future financings or as consideration for future acquisitions and investments. In the event any such future financing, acquisition or investment is significant, the number of shares of our Class A common stock and the aggregate principal amount of senior subordinated notes, which may be in the form of EISs, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be significant. In addition, we may also grant registration rights covering those EISs, shares of our Class A common stock, senior subordinated notes or other securities in connection with any such future financing, acquisitions and investments.

        In addition, following the fifth anniversary of the closing of our initial public offering or earlier under certain circumstances, holders of Class B common stock may demand registration of their Class B common stock.

Our certificate of incorporation and bylaws and several other factors could limit another party's ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

        Our certificate of incorporation and bylaws contain certain provisions that may make it difficult for another company to acquire us and for holders of our securities to receive any related takeover premium for their securities. For example, our certificate of incorporation authorizes the issuance of preferred stock without stockholder approval and upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial asset or liability resulting from an adverse movement in interest rates. As of January 1, 2005, our revolving credit facility entered into concurrently with our initial public offering and the concurrent offerings and was undrawn and we have no outstanding variable rate borrowings. Interest under our revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.

        We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year. The fair value of the senior notes at January 1, 2005, based on quoted market prices, was $254.4 million.

        We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due October 30, 2016, with interest payable semiannually on April 30 and October 30 of each year. Of such outstanding principal amount, $141.6 million principal amount is represented by approximately 19.8 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of January 1, 2005, the fair value of the EISs, based on the per EIS closing price on the AMEX on December 31, 2004, was $14.98 per EIS. It is not practicable to estimate the fair value of the $141.6 million principal amount of senior subordinated notes represented by the EISs. Of the $165.8 aggregate principal amount of senior subordinated notes outstanding, $24.2 million principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at January 1, 2005, based on quoted market prices, was $26.3 million.

        We do not believe that our operating results were materially affected by inflation during fiscal 2002 or fiscal 2003. We purchase raw materials, including agricultural products, meat and poultry from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. During 2004, we were faced with increasing prices in certain of these commodities, particularly in packaging materials, pork and chicken and we expect this trend may continue. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. There can be no assurance, however, that any price increases by us will offset the increased cost of these raw material commodities, or that we will be able to raise prices at all.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated balance sheets at January 1, 2005 and January 3, 2004 and the consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 and related notes thereto are set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts for the years ended January 1, 2005, January 3, 2004 and December 28, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey
March 2, 2005

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Data)

	January 1, 2005	January 3, 2004
Assets
Current assets:
Cash and cash equivalents	$28,525	$8,092
Trade accounts receivable, less allowance for doubtful accounts of $522 in 2004 and $526 in 2003, respectively	28,227	22,348
Inventories	79,109	80,789
Prepaid expenses	2,806	2,336
Income tax receivable	7,006	—
Deferred income taxes	1,782	115

Total current assets	147,455	113,680
Property, plant and equipment, net	43,774	43,940
Goodwill	188,629	188,629
Trademarks	193,481	193,481
Other assets	22,613	10,209

Total assets	$595,952	$549,939

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of long-term debt	$—	$1,500
Trade accounts payable	25,861	19,816
Accrued expenses	16,082	24,819
Dividends payable	3,728	—
Due to related party	—	208

Total current liabilities	45,671	46,343
Long-term debt, excluding current maturities	405,800	367,296
Other liabilities	317	347
Deferred income taxes	51,903	42,774

Total liabilities	503,691	456,760

Mandatorily redeemable preferred stock:
Series C senior preferred stock, $0.01 par value per share, liquidation value of $0 in 2004 and $43,122 in 2003. Designated 25,000 shares; issued and outstanding; zero shares in 2004 and 25,000 shares in 2003	—	43,188

Commitments and contingencies
Stockholders' equity:
13% Series A cumulative preferred stock, $0.01 par value per share, liquidation value of $0 in 2004 and $46,453 in 2003. Designated 22,000 shares; issued and outstanding zero shares in 2004 and 20,341 shares in 2003	—	—
13% Series B cumulative preferred stock, $0.01 par value per share, liquidation value of $0 in 2004 and $22,031 in 2003. Designated 35,000 shares; issued and outstanding zero shares in 2004 and 12,311 shares in 2003	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,000,000 shares in 2004 and zero shares in 2003	200	—
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares in 2004 and 27,472,525 shares in 2003; issued and outstanding 7,556,443 shares in 2004 and 11,593,394 shares in 2003.	76	116
Additional paid-in capital	156,800	31,214
Accumulated other comprehensive loss	(25)	(74)
(Accumulated deficit) retained earnings	(64,790)	18,735

Total stockholders' equity	92,261	49,991

Total liabilities and stockholders' equity	$595,952	$549,939

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Net sales	$372,754	$328,356	$293,677
Cost of goods sold	260,814	226,174	203,707

Gross profit	111,940	102,182	89,970
Operating expenses:
Sales, marketing and distribution expenses	43,241	39,477	35,852
General and administrative expenses	4,885	6,313	4,911
Management fees—related party	386	500	500
Transaction related compensation expenses	9,859	—	—
Environmental clean-up expenses	—	—	100

Operating income	53,569	55,892	48,607
Other expenses:
Derivative gain	—	—	(2,524)
Interest expense, net	48,148	31,205	26,626

Income before income tax expense	5,421	24,687	24,505
Income tax expense	2,126	9,519	9,260

Net income	$3,295	$15,168	$15,245
Preferred stock accretion	11,666	13,336	11,739
Gain on repurchase of preferred stock	(17,622)	—	—

Net income available to common stockholders	$9,251	$1,832	$3,506

Earnings per share calculations:
Net income available to common stockholders per common share:
Basic and diluted distributed earnings:
Class A common stock	$0.88	$—	$—
Earnings per shares:
Basic Class A common stock	$1.25	$—	$—
Basic Class B common stock	$0.37	$0.16	$0.30
Diluted Class A common stock	$1.19	$—	$—
Diluted Class B common stock	$0.31	$0.12	$0.23

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)
(Dollars in thousands)

	Preferred Stock Series A		Preferred Stock Series B							Accumulated Other Comprehensive (Loss) Income
					Common Stock Class A		Common Stock Class B				(Accumulated Deficit) Retained Earnings
									Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 29, 2001	20,341	$—	12,311	$—	—	$—	11,593,394	$116	$31,246	$(48)	$(1,453)	$29,861

Foreign currency translation	—	—	—	—	—	—	—	—	—	28	—	$28
Net income	—	—	—	—	—	—	—	—	—	—	15,245	15,245

Comprehensive income												15,273
Accretion of series C senior preferred stock	—	—	—	—	—	—	—	—	—	—	(4,767)	(4,767)
Accretion of series C senior preferred stock warrants	—	—	—	—	—	—	—	—	(16)	—	—	(16)

Balance at December 28, 2002	20,341	$—	12,311	$—	—	$—	11,593,394	$116	$31,230	$(20)	$9,025	$40,351

Foreign currency translation	—	—	—	—	—	—	—	—	—	(54)	—	$(54)
Net income	—	—	—	—	—	—	—	—	—	—	15,168	15,168

Comprehensive income												$15,114
Accretion of series C senior preferred stock	—	—	—	—	—	—	—	—	—	—	(5,458)	$(5,458)
Accretion of series C senior preferred stock warrants	—	—	—	—	—	—	—	—	(16)	—	—	(16)

Balance at January 3, 2004	20,341	$—	12,311	$—	—	$—	11,593,394	$116	$31,214	$(74)	$18,735	$49,991

Foreign currency translation	—	—	—	—	—	—	—	—	—	49	—	$49
Net income	—	—	—	—	—	—	—	—	—	—	3,295	3,295

Comprehensive income												$3,344
Issuance of Class A common stock	—	—	—	—	20,000,000	200	—	—	156,800	—	—	157,000
Issuance of Class B common stock	—	—	—	—	—	—	728,393	7	—	—	(7)	—
Repurchase of stock	(20,341)	—	(12,311)	—	—	—	(4,765,344)	(47)	(31,202)	—	(66,739)	(97,988)
Fees related to the issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	(11,718)	(11,718)
Dividends declared	—	—	—	—	—	—	—	—	—	—	(3,728)	(3,728)
Accretion of series C senior preferred stock	—	—	—	—	—	—	—	—	—	—	(4,628)	(4,628)
Accretion of series C senior preferred stock warrants	—	—	—	—	—	—	—	—	(12)	—	—	(12)

Balance at January 1, 2005	—	$—	—	$—	20,000,000	$200	7,556,443	$76	$156,800	$(25)	$(64,790)	$92,261

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Cash flows from operating activities:
Net income	$3,295	$15,168	$15,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,723	6,014	5,300
Amortization of deferred debt issuance costs and bond discount	2,532	2,839	2,686
Write-off of deferred debt issuance costs	—	1,831	—
Costs relating to the early extinguishment of debt	13,906	—	—
Deferred income taxes	7,462	4,382	5,532
Provision for doubtful accounts	16	711	84
Changes in assets and liabilities, net of effects from business acquired:
Trade accounts receivable	(5,895)	(1,159)	(363)
Inventories	1,680	(6,542)	(1,394)
Prepaid expenses	(477)	(63)	(234)
Tax receivable	(7,006)	—	—
Other assets	—	(1)	33
Trade accounts payable	6,045	990	(2,430)
Accrued expenses	(8,741)	3,205	1,903
Dividends payable	3,728	—	—
Due to related party	(208)	—	—
Other liabilities	(30)	56	55

Net cash provided by operating activities	23,030	27,431	26,417

Cash flows from investing activities:
Capital expenditures	(6,598)	(6,442)	(6,283)
Net proceeds from sale of assets	52	—	—
Payments for acquisition of business	—	(118,179)	—

Net cash used in investing activities	(6,546)	(124,621)	(6,283)

Cash flows from financing activities:
Payments of long-term debt	(374,515)	(55,231)	(114,417)
Proceeds from issuance of long-term debt	405,800	150,000	98,760
Proceeds from issuance of equity	157,000	—	—
Payments for redemption of equity, net	(157,534)	—	—
Dividends declared	(3,728)	—	—
Payments of debt issuance costs	(23,123)	(5,299)	(3,694)

Net cash provided by (used in) financing activities	3,900	89,470	(19,351)

Effect of exchange rate fluctuations on cash and cash equivalents	49	(54)	28

Net increase (decrease) in cash and cash equivalents	20,433	(7,774)	811
Cash and cash equivalents at beginning of period	8,092	15,866	15,055

Cash and cash equivalents at end of period	$28,525	$8,092	$15,866

Supplemental disclosures of cash flow information:
Cash interest	$33,071	$26,483	$22,975

Cash income taxes	$3,712	$3,708	$3,778

Non-cash transactions:
Accretion of Series C senior preferred stock warrants	$12	$16	$16

Accretion of Series C senior preferred stock dividends	$4,628	$5,458	$4,767

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(1)    Nature of Operations

  Organization

        Prior to the consummation of our initial public offering on October 14, 2004, we were known as B&G Foods Holdings Corp. and were majority owned by Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), a private equity investment firm, and minority owned by management, directors and certain other investors. Our only asset and operations consisted of our ownership of B&G Foods, Inc. and its subsidiaries.

        On October 7, 2004, our Registration Statement on Form S-1 in respect of a proposed initial public offering of 17,391,305 Enhanced Income Securities (EISs), an offering of $22,800 of 12.0% senior subordinated notes due 2016 separate from the EISs and an offering of $240,000 of 8.0% senior notes due 2011 was declared effective by the Securities and Exchange Commission. Each EIS represents one share of a new class of common stock, our Class A common stock, and $7.15 principal amount of 12.0% senior subordinated notes due 2016. The proceeds were allocated to the underlying Class A common stock and senior subordinated notes based upon the relative fair values of each. Trading of the EISs began on the American Stock Exchange on October 8, 2004. On October 14, 2004, the initial public offering, separate senior subordinated notes and senior notes transactions closed and we simultaneously entered into a new senior secured revolving credit facility (see Note 4). From the initial public offering and concurrent offerings, we raised net proceeds (after deducting transaction fees and expenses of $35,313) of approximately $490,704 on October 14, 2004 and $36,783 on October 22, 2004 in connection with the exercise of the underwriters' over-allotment option for an additional 2,608,695 EISs. We used the proceeds of the initial public offering, the concurrent offerings and cash on hand to repay all outstanding borrowings under, and terminate, our then existing senior secured credit facility, to repay $194,165 of our $220,000 9 5/8% senior subordinated notes due 2007, to repurchase all of our outstanding preferred stock from the existing stockholders, and to repurchase shares of our existing outstanding Class B common stock, options and warrants from the existing stockholders. Also on such date, $25,835 in proceeds from the initial public offering was set aside to redeem the remaining 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604%. In connection with the initial public offering and the concurrent offerings, for the fifty-two week period ended January 1, 2005 we recorded charges that total approximately $23,766. These costs include: (i) $13,907 of costs relating to the early extinguishment of debt included in interest expense (including: the write-off of existing deferred financing fees of $8,361, the write-off of existing bond discount of $655 and bond tender costs of $4,891), and (ii) transaction related compensation expense for the payment of transaction bonuses of $5,948 and the repurchase of employee stock options of $3,911.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(1)    Nature of Operations (Continued)

  Nature of Operations

        We operate in one industry segment and manufacture, sell and distribute a diverse portfolio of high quality branded, shelf-stable food products. Our products include pickles, peppers, jams and jellies, canned meats and beans, spices, syrups, hot sauces, maple syrup, salad dressings, taco shells, seasonings, dinner kits, taco sauces, refried beans, salsa and other specialty food products which are sold to retailers and food service establishments. We distribute these products to retailers in the greater New York metropolitan area through a direct-store-organization sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors. Sales of a number of our products tend to be seasonal; however, in the aggregate, our sales are not heavily weighted to any particular quarter. Sales during the first quarter of the fiscal year are generally below that of the following three quarters.

  Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers' financial condition. As of January 1, 2005, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 40.3%, 36.9% and 34.6% of consolidated net sales in fiscal 2004, 2003 and 2002, respectively. No single customer accounted for more than 7.9%, 6.1% and 6.6% of consolidated net sales in fiscal 2004, 2003 and 2002, respectively.

  Acquisition and Accounting

        On August 21, 2003, we acquired certain assets of The Ortega Brand of Business for approximately $118,179 in cash, including transaction costs, from Nestlé Prepared Foods Company. In connection with this transaction, we entered into a $200,000 senior secured credit facility comprised of a $50,000 five-year revolving credit facility and a $150,000 six-year term loan facility. The proceeds of this senior secured credit facility were used to fund the acquisition of Ortega and refinance our then-existing credit facility. See Note 6 (Long-term Debt).

        In connection with the Ortega acquisition, we paid transaction fees to Bruckmann, Rosser, Sherrill and Co., Inc. (BRS & Co.), a related party, aggregating $1,000. We recorded these transaction fees as part of the purchase price of Ortega.

        The acquisition of Ortega was accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in our consolidated financial statements from the date of the Ortega acquisition. The excess of the purchase price of Ortega over the fair value of identifiable net assets acquired represents goodwill. Trademarks are deemed to have an indefinite useful life and are not amortized. Goodwill and trademarks are deductible for income tax purposes.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(1)    Nature of Operations (Continued)

        The following table sets forth the allocation of the purchase price of Ortega:

Property, plant and equipment	$5,964
Goodwill	76,310
Indefinite-life intangible assets—trademarks	30,700
Other assets, principally current assets	6,960
Other liabilities, principally current liabilities	(2,039)
Deferred income tax asset	284

Total	$118,179

  Unaudited Pro Forma Summary of Operations

        The following unaudited pro forma summary of operations for the fiscal years ended January 3, 2004 and December 28, 2002 presents our operations as if the Ortega acquisition had occurred as of the beginning of the periods presented. In addition to including the results of operations of the Ortega business, the unaudited pro forma information gives effect to interest on additional borrowings and changes in depreciation and amortization of property, plant and equipment.

	Year ended
	January 3, 2004	December 28, 2002
	(unaudited)	(unaudited)
Net sales	$374,813	$371,130
Net income	18,451	17,807
Basic net income available to common stockholders per common share	$0.44	$0.52
Diluted net income available to common stockholders per common share	$0.33	$0.39

        The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Ortega acquisition, and the related financing transactions, had occurred as of the beginning of the period presented and is not intended to be a projection of future results.

(2)    Summary of Significant Accounting Policies

  (a)    Fiscal Year and Basis of Presentation

        We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. Fiscal years 2004 and 2002 contain 52 weeks each. Fiscal year 2003 contains 53 weeks.

        The financial statements are presented on a consolidated basis. All intercompany balances and transactions have been eliminated.

  (b)    Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies (Continued)

reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, and the recoverability of goodwill, trademarks, property, plant and equipment, deferred tax assets and the accounting for our EISs, including their treatment in computing our income tax expense. Actual results could differ from those estimates.

  (c)    Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, all highly liquid debt instruments with maturities of three months or less when acquired are considered to be cash and cash equivalents.

  (d)    Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The estimate is based on our management's review of inventories on hand compared to estimated future usage and sales.

  (e)    Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of the minimum lease payments. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 12 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for office furniture and vehicles. Plant and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized.

  (f)    Goodwill and Trademarks

        Goodwill and intangible assets with indefinite useful lives (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite life intangibles might be impaired.

        We perform the annual impairment tests on the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our earnings before interest, taxes, depreciation and amortization (EBITDA). We test indefinite life intangible assets

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies (Continued)

for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater.

        We completed our annual impairment tests for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 with no adjustments to the carrying values of goodwill and indefinite life intangibles.

  (g)    Deferred Debt Issuance Costs

        Debt issuance costs are capitalized and amortized over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt issuance costs for fiscal years 2004, 2003 and 2002 was $2,358, $2,608 and $2,508, respectively. During the fourth quarter of fiscal 2004, a write-off of $8,361 of deferred debt costs was incurred in connection with the payment in full of the term loan under our then-existing term loan agreement and the payment in full of the 9 5/8% senior subordinated notes due August 1, 2007. During the third quarter of fiscal 2003, a write-off of $1,831 of deferred debt costs was incurred in connection with the payment in full of the term loan B under our then-existing term loan agreement.

  (h)    Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives (trademarks) are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

  (i)    Derivative Financial Instruments

        We account for our derivative and hedging transactions in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively with SFAS No. 149 referred to as Statement No. 133). Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivative instruments either as an asset or a liability in the balance sheet and to measure such instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of accumulated other comprehensive income (loss) depending on the nature of the transaction. We do not engage in derivative financial for trading purposes (see Note 6).

        In April 2003, the issuance of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. We adopted SFAS No. 149 on July 1, 2003 and have applied it prospectively, as applicable.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies (Continued)

  (j)    Accounting Treatment for EISs

        Our EISs include Class A common stock and senior subordinated notes. Upon completion of our initial public offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the combined fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that require bifurcation under Statement No. 133. We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs. Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes, and the allocation of the EIS proceeds to the senior subordinated notes did not result in a premium or discount.

        We have concluded that the call option and the change in control put option in the senior subordinated notes do not warrant separate accounting under Statement No. 133 because they are clearly and closely related to the economic characteristics of the host debt instrument. Therefore, we have allocated the entire proceeds of the offering to the Class A common stock and the senior subordinated notes. Upon subsequent issuances, if any, of senior subordinated notes, we will evaluate whether the call option and the change in control put option in the senior subordinated notes require separate accounting under Statement No. 133. We expect that if there is a substantial discount or premium upon a subsequent issuance of senior subordinated notes, we may need to separately account for the call option and the change in control put option features as embedded derivatives for such subsequent issuance. If we determine that the embedded derivatives, if any, require separate accounting from the debt host contract under Statement No. 133, the call option and the change in control put option associated with the senior subordinated notes will be recorded as derivative liabilities at fair value, with changes in fair value recorded as other non-operating income or expense. Any discount on the senior subordinated notes resulting from the allocation of proceeds to an embedded derivative will be amortized to interest expense over the remaining life of the senior subordinated notes.

        The Class A common stock portion of each EIS is included in stockholders' equity, net of the related portion of the EIS transaction costs allocated to Class A common stock. Dividends paid on the Class A common stock are recorded as a reduction to retained earnings when declared by us. The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred financing costs and is being amortized to interest expense using the effective interest method. Interest on the senior subordinated notes is charged to expense as accrued by us.

  (k)    Revenue Recognition

        Revenues are recognized when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies (Continued)

and handling costs are included in cost of goods sold. Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of sales when recognized in the vendor's income statement. As a result, certain coupons and promotional expenses are recorded as a reduction of net sales.

  (l)    Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs amounted to approximately $5,837, $3,499 and $2,202, for the fiscal years 2004, 2003, and 2002, respectively.

  (m)    Trade and Consumer Promotion Expenses

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

  (n)    Pension Plans

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries.

  (o)    Stock Option Plan

        Simultaneously with the closing of our initial public offering, we repurchased for cash all outstanding options under our stock option plan and we terminated the stock option plan. We account for the stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies (Continued)

        The following table illustrates the pro forma effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year ended
	2004	2003	2002
Net income as reported	$3,295	$15,168	$15,245
Add stock-based employee compensation expense included in reported net income, net of tax	3,911	—	—
Deduct stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(6)	(1)	(1)

Pro forma net income	$7,200	$15,167	$15,244
Earnings per share:
Basic and diluted Class A common share	$1.70	N/A	N/A
Basic Class B common share	$0.67	$0.16	$0.30
Diluted Class B common share	$0.52	$0.12	$0.23

  (p)    Income Tax Expense Estimates and Policies

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities of our company are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

        As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax expenses together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we include such change in our tax provision, or reduce our tax benefits, in our consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

        We have recorded deferred tax assets, a portion of which represents net operating loss carryforwards. A valuation allowance has been recorded for certain state net operating loss carryforwards.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies (Continued)

        There are various factors that may cause those tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when new regulations and legislation are enacted.

        We do not provide for U.S. federal income taxes or tax benefits on the unremitted earnings or losses of our foreign subsidiary as such earnings are intended to be indefinitely reinvested.

        We have accounted for our issuance of EISs as an issuance of the separate securities evidenced by such EISs and have allocated the proceeds received for each EIS between the Class A common stock and senior subordinated note represented thereby in the amounts of their respective fair values at the time of issuance. Accordingly, we have accounted for the senior subordinated notes represented by the EISs as long-term debt bearing a stated interest rate and maturing on October 30, 2016. In connection with the issuance and initial public offering of the EISs, we received an opinion from counsel that the senior subordinated notes should be treated as debt for United States federal income tax purposes. In accordance with the opinion we received, we continue to be of the view that the senior subordinated notes should be treated as debt for United States federal income tax purposes (although we have not sought a ruling from the IRS on this issue), and we intend to deduct annually interest expense of approximately $19,896 on the senior subordinated notes from taxable income for United States federal and state income tax purposes. There can be no assurance that the classification of senior subordinated notes as debt (or the amount of interest expense deducted) will not be challenged by the IRS or other tax jurisdictions or will be sustained by a court of law if challenged.

        If our treatment of the senior subordinated notes as debt is put at risk in the future as a result of a future ruling by the IRS or other tax jurisdiction or by a court of law, including an adverse ruling for EISs (or other similar securities) issued by other companies or as a result of a proposed adjustment by the IRS or other tax jurisdiction in an examination of our company or for any other reason, we will need to consider the effect of such developments on the determination of our future tax provisions and obligations. In the event the senior subordinated notes are required to be treated as equity for income tax purposes, then the cumulative interest expense associated with the senior subordinated notes for prior tax periods that are open to assessment and for future tax periods would not be deductible from taxable income and we would be required to recognize additional tax expense and establish a related income tax liability for prior period treatment. The additional tax due to the federal and state authorities would be based on our taxable income or loss for each of the years that we claimed the interest expense deduction and would materially and adversely affect our financial position, cash flow, and liquidity, and could affect our ongoing ability to make interest payments on the senior subordinated notes and dividend payments on the shares of common stock represented by the EISs and our ability to continue as a going concern. In addition, non-U.S. holders of our EISs could be subject to withholding taxes on the payment of interest treated as dividends on equity, which could subject us to additional liability for the withholding taxes that we do not collect on such payments. However, because in accordance with the opinion of counsel we received on the date of our initial public offering we continue to be of the view that the senior subordinated notes should be treated as debt for United

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies (Continued)

States federal income tax purposes, we do not record a liability for a potential disallowance of this interest expense deduction or for the potential imposition of these withholding taxes.

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

  (q)    Dividends

        Cash dividends, if any, are accrued as a liability on our consolidated balance sheet when declared.

  (r)    Earnings Per Share

        For the periods prior to our initial public offering, basic earnings per share is calculated by dividing net income (loss) available to common shares (net income less dividends accumulating during the period for 13% Series A and B cumulative preferred stock and Series C senior preferred stock and other charges) by the weighted average common shares outstanding during the period. Diluted earning per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of outstanding options and warrants.

        Following the consummation of our initial public offering, we have two classes of common stock, designated as Class A common stock and Class B common stock, and we present basic and diluted earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.

        Net income available to our common stockholders is allocated between our two classes of common stock based upon the two-class method. Basic and diluted earnings per share for our Class A and Class B common stock is calculated by dividing net income available to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding, including the dilutive effect of options and warrants for our Class B common stock that were outstanding prior to the initial public offering.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies (Continued)

	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Net income	$3,295	$15,168	$15,245
Preferred stock accretion	11,666	13,336	11,739
Gain on repurchase of preferred stock	(17,622)	—	—

Net income available to common stockholders	9,251	1,832	3,506
Less: Class A common stock dividends declared	3,728	—	—

Undistributed earnings available to Class A and Class B common stockholders	$5,523	$1,832	$3,506

Weighted average common shares outstanding:
Basic and Diluted Class A common shares outstanding	4,230,769	—	—
Basic Class B common shares outstanding	10,739,424	11,593,394	11,593,394
Diluted Class B common shares outstanding	13,813,416	15,492,115	15,492,115
Basic allocation of undistributed earning:
Class A common stock	$1,561	$—	$—
Class B common stock	3,962	1,832	3,506

Total	$5,523	$1,832	$3,506

Undistributed earnings:
Class A common stock	$0.37	$—	$—
Class B common stock	$0.37	$0.16	$0.30
Distributed earnings:
Class A common stock	$0.88	$—	$—
Basic earnings per share:
Class A common stock	$1.25	$—	$—
Class B common stock	$0.37	$0.16	$0.30
Diluted allocation of undistributed earning:
Class A common stock	$1,295	$—	$—
Class B common stock	4,228	1,832	3,506

Total	$5,523	$1,832	$3,506

Undistributed earnings:
Class A common stock	$0.31	$—	$—
Class B common stock	$0.31	$0.12	$0.23
Distributed earnings:
Class A common stock	$0.88	$—	$—
Diluted earnings per share:
Class A common stock	$1.19	$—	$—
Class B common stock	$0.31	$0.12	$0.23

        On December 27, 2004, our board of directors declared a cash dividend of $0.1864 per share for our 20.0 million shares of Class A common stock for the partial quarterly dividend period beginning on October 14, 2004 and ending on January 1, 2005. This dividend was paid on January 31, 2005. No dividends were declared on our Class B common stock during 2004; therefore, for purposes of the

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies (Continued)

earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

  (s) Fair Value of Financial Instruments

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses, dividends payable and due to related party are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        We have outstanding $240,000 principal amount of 8.0% senior notes due 2011. The fair value of the senior notes at January 1, 2005, based on quoted market prices, was $254,400.

        We also have outstanding $165,800 principal amount of 12.0% senior subordinated notes due 2016. Of such outstanding principal amount, $141,570 principal amount is represented by approximately 19.8 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of January 1, 2005, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange on December 31, 2004, was $14.98 per EIS. It is not practicable to estimate the fair value of the $141,570 principal amount of senior subordinated notes represented by the EISs. Of the $165,800 aggregate principal amount of senior subordinated notes outstanding, $24,230 principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at January 1, 2005, based on quoted market prices, was $26,263.

        Prior to our initial public offering we had outstanding $220,000 principal amount of 9 5/8% senior subordinated notes due 2007. The fair value of the 9 5/8% senior subordinated notes at January 3, 2004, based on quoted market prices, was $226,600.

        The carrying value of our other borrowings approximates their fair value based on the information currently available to us with respect to similar instruments.

  (t) New Accounting Standards

        In response to the enactment of the American Job Creation Act of 2004 (the "Jobs Act") on October 22, 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers" (FSP 109-1), and FSP No.109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (FSP 109-2).

        FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in tax deduction is up to nine percent of the lesser of taxable income or "qualified production activities income," as defined by the Jobs Act. The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, we will recognize a reduction in our income tax expense for the domestic production activities in the quarterly period(s) in which we are eligible for the deduction.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies (Continued)

        The Jobs Act includes a provision that encourages companies to reinvest foreign earnings in the United States by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. We may elect to take this special one-time deduction for dividends received during the fiscal year ending December 31, 2005. FSP 109-2 permits time beyond the financial reporting period of enactment date to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are still in the process of evaluating the effects of the repatriation provision. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these financial statements. As provided for in FSP 109-2, there have been no amounts recognized under the repatriation provision to date and accordingly, there has been no effect on income tax expense included in these consolidated financial statements as of and for the year ended January 1, 2005.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition but do not expect SFAS No. 151 to have a material impact.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R no later than July 3, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(2)    Summary of Significant Accounting Policies (Continued)

No. 123R will not have a material impact on our consolidated results of operations and earnings per share, since there are currently no share-based payments.

(3)    Inventories

        Inventories consist of the following:

	January 1, 2005	January 3, 2004
Raw materials and packaging	$12,204	$14,916
Work in process	1,870	1,555
Finished goods	65,035	64,318

Total	$79,109	$80,789

(4)    Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following:

	January 1, 2005	January 3, 2004
Land	$3,152	$3,149
Buildings and improvements	18,076	17,146
Machinery and equipment	51,555	46,404
Office furniture and vehicles	9,227	8,759
Construction-in-progress	43	15

	82,053	75,473
Less: accumulated depreciation	(38,279)	(31,533)

Total	$43,774	$43,940

(5)    Leases

        We have several noncancelable operating leases, primarily for our corporate headquarters, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance.

        We lease a manufacturing and warehouse facility from our Chairman of the Board of Directors under an operating lease that expires in April 2009. Total rent expense associated with this lease was $769 for fiscal years 2004, 2003 and 2002.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows:

Years ended December:	Third Parties	Related Party
2005	$2,982	$822
2006	1,381	822
2007	684	822
2008	610	822
2009	416	206
Thereafter	—	—

Total	$6,073	$3,494

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(5)    Leases (Continued)

        Total rental expense was $3,410, $3,161 and $2,957, for the fiscal years 2004, 2003 and 2002, respectively.

(6)    Long-term Debt

        Long-term debt consists of the following:

	January 1, 2005	January 3, 2004
Senior secured credit facility:
Revolving credit facility	$—	$—
Term Loan	—	149,625
9 5/8% Senior Subordinated Notes due August 1, 2007, net of unamortized discount of $829 at January 3, 2004	—	219,171
12% Senior Subordinated Notes due October 30, 2016	165,800	—
8% Senior Notes due October 1, 2011	240,000	—

Total long-term debt	405,800	368,796
Less current installments	—	1,500

Long-term debt, excluding current installments	$405,800	$367,296

        Prior Senior Secured Credit Facilities.    On March 15, 1999, we entered into a $280,000 senior secured credit facility, which was comprised of a $60,000 five-year revolving credit facility, a $70,000 five-year term loan facility (term loan A) and a $150,000 seven-year term loan facility (term loan B). Interest on the senior secured credit facility was determined based on several alternative rates as stipulated in the senior secured credit facility, including the base lending rate per annum plus an applicable margin or LIBOR plus an applicable margin. At December 28, 2002, the interest rate for term loan B was 5.40%. The senior secured facility was secured by substantially all of our assets.

        On August 21, 2003, we entered into a newly amended and restated $200,000 senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50,000 five-year revolving credit facility and a $150,000 six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used (i) to fund the Ortega acquisition and to pay related transaction fees and expenses and (ii) to fully pay off our remaining obligations under term loan B of our then-existing term loan agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5,300 of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1,831 of deferred financing costs related to our then-existing term loan B. Under the senior secured credit facility, interest was determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. At January 3, 2004 the interest rate was 4.52%. The senior secured credit facility was secured by substantially all of our assets.

        On October 14, 2004, we used a portion of the net proceeds of our initial public offering, offering of senior subordinated notes separate from the EISs and offering of senior notes as described in Note 1 and cash on hand to repay all outstanding borrowings under, and terminate our senior secured credit facility. In connection with our termination of the senior secured credit facility, we wrote-off all of our previously incurred deferred financing costs, which is included in interest expense in fiscal 2004.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(6)    Long-term Debt (Continued)

        Senior Secured Credit Facility.    Concurrent with our initial public offering and concurrent offerings, we entered into a $30,000 senior secured revolving credit facility. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility is secured by substantially all of our assets except our real property. The revolving credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The revolving credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn at January 1, 2005. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $72 was $29,928 at January 1, 2005. The maximum letter of credit capacity is $10,000, with a fee of 3% for all outstanding letters of credit.

        9 5/8% Senior Subordinated Notes due 2007.    As of October 13, 2004, we had outstanding $220,000 of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which we issued $120,000 principal amount in August 1997 and $100,000 principal amount in March 2002. The proceeds from the issuance of the senior subordinated notes issued in March 2002 were used to pay off, in its entirety, the then outstanding balance under our then-existing term loan A, and to reduce the amount outstanding under the our then-existing term loan B, and pay related deferred debt issuance costs. On March 21, 2002, we entered into an interest rate swap agreement with a major financial institution pursuant to which we agreed to pay a variable rate of three-month LIBOR plus 5.65% on a notional amount of $100,000 in exchange for a fixed rate of 9.625%. Because the interest rate swap did not qualify for hedge accounting, changes in the fair value are recorded in the consolidated statement of operations. We sold the interest rate swap agreement on August 7, 2002 for $2,524. Included in our fiscal 2002 consolidated statement of operations is a derivative gain representing the change in fair value of the interest rate swap of $2,524.

        On October 14, 2004, $194,165 aggregate principal amount of the 9 5/8% senior subordinated notes were repaid with the proceeds of the initial public offering, the concurrent offerings and cash on hand at the redemption price of 102.043% (which redemption price includes a consent payment of 0.03%). Also on such date, $26,968 in proceeds from the initial public offering, the concurrent offerings and cash on hand were set aside to redeem the remaining $25,835 aggregate principal amount of the 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604% of the remaining aggregate principal amount plus accrued interest. The difference between the carrying value, including remaining bond discount of $655, and the redemption value of approximately $4,891 has been recognized as interest expense in our fiscal 2004 statement of operations. In connection with the extinguishment of these notes, we wrote-off all of our previously incurred deferred financing costs, which is also included in interest expense in fiscal 2004.

        12.0% Senior Subordinated Notes due 2016.    In connection with our initial public offering, we issued on October 14, 2004 $124,348 aggregate principal amount of 12.0% senior subordinated notes

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(6)    Long-term Debt (Continued)

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

        Interest on the senior subordinated notes is payable quarterly in arrears on each January 30, April 30, July 30 and October 30 through the maturity date. The senior subordinated notes will mature on October 30, 2016, unless earlier redeemed at our option as described below. We may not redeem the notes prior to October 30, 2009. On and after October 30, 2009, we may redeem for cash all or part of the senior subordinated notes upon not less than 30 or more than 60 days' notice by mail to the owners of senior subordinated notes, at a redemption price of 106.0% beginning October 30, 2009 and thereafter at prices declining annually to 100% on or after October 30, 2012. If we redeem any senior subordinated notes, the senior subordinated notes and Class A common stock represented by each EIS will be automatically separated. Upon the occurrence of a change of control (as defined in the indenture), unless we have exercised our right to redeem all senior subordinated notes as described above, each holder of the senior subordinated notes will have the right to require us to repurchase that holder's senior subordinated notes at a price equal to 101% of the principal amount of the senior subordinated notes being repurchased, plus any accrued and unpaid interest to the date of repurchase. In order to exercise this right, a holder must separate the senior subordinated notes and Class A common stock represented by such holder's EISs. The senior subordinated notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior secured and senior unsecured indebtedness, including the indebtedness under our revolving credit facility and our senior notes. The senior subordinated notes rank pari passu in right of payment with any of our other subordinated indebtedness.

        The senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in the indenture governing the senior subordinated notes. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our revolving credit facility and the senior notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

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

        8.0% Senior Notes due 2011.    Concurrent with our initial public offering and offering of separate senior subordinated notes, we issued $240,000 aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(6)    Long-term Debt (Continued)

April 1, 2005. Our obligations under the senior notes are fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors' general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors' secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors' existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors' future subordinated debt, including the senior subordinated notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

        On or after October 1, 2008, we may redeem some or all of the senior notes at a redemption price of 104.0% beginning October 1, 2008 and thereafter at prices declining annually to 100% on or after October 1, 2010. Prior to October 1, 2007, we may redeem up to 35% of the aggregate principal amount of the senior notes issued in the senior note offering with the net proceeds of one or more equity offerings at the redemption price as described in the indenture governing the senior notes. If we or any of the guarantors sell certain assets or experience specific kinds of changes in control, we must offer to purchase the senior notes at the prices as described in the indenture governing the senior notes plus accrued and unpaid interest to the date of redemption. The indenture governing the senior notes limits our ability and the ability of the guarantors to incur additional indebtedness and issue preferred stock; make restricted payments, including dividend payments on our common stock; allow restrictions on the ability of certain subsidiaries to make distributions; sell all or substantially all of our assets or consolidate or merge with or into other companies; enter into certain transactions with affiliates; or create liens and enter into sale and leaseback transactions. Each of the covenants is subject to a number of important exceptions and qualifications.

        Subsidiary Guarantees.    We have no assets or operations independent of our direct and indirect subsidiaries. All of our domestic subsidiaries jointly and severally, and fully and unconditionally, guarantee our senior subordinated notes and our senior notes, and management has determined that our only subsidiary that is not a guarantor of our senior subordinated notes and senior notes is a "minor" subsidiary as that term is used in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

        Deferred Financing Costs.    In connection with the issuance of the 12.0% senior subordinated notes due 2016 and the 8.0% senior notes due 2011, we capitalized approximately $23,123 of financing costs, which will be amortized over their respective terms. As of January 1, 2005 we had net deferred financing costs of $22,516. During the fourth quarter of fiscal 2004 we wrote-off and expensed $8,361 relating to our then existing senior secured credit facility and our 9 5/8% senior subordinated notes. During the third quarter of fiscal 2003, we wrote-off and expensed $1,831 of deferred debt costs that were incurred in connection with the payment in full of the term loan B under our then-existing term loan agreement.

        At January 1, 2005 and January 3, 2004 accrued interest of $8,365 and $9,726, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(6)    Long-term Debt (Continued)

        The aggregate maturities of long-term debt are as follows:

Years ended December:
2005	$—
2006	—
2007	—
2008	—
2009	—
Thereafter	405,800

Total	$405,800

(7)    Income Taxes

        Income taxes consist of the following:

	Year ended
	January 1, 2005	January 3, 2004	December 28, 2002
Current:
Federal	$(5,367)	$4,150	$3,252
State	10	987	476

Subtotal	(5,357)	5,137	3,728
Deferred:
Federal	7,145	3,754	4,694
State	338	628	838

Subtotal	7,483	4,382	5,532

Total	$2,126	$9,519	$9,260

        Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% (for fiscal 2004) and 34% (for fiscal 2003 and fiscal 2002) to income before income tax expense) as a result of the following:

	Year ended
	January 1, 2005	January 3, 2004	December 28, 2002
Expected tax expense	$1,897	$8,394	$8,332
Increase (decrease):
State income taxes, net of federal income tax benefit	226	1,066	867
Nondeductible expenses, principally amortization of goodwill in 2001	(15)	59	61
Effect from tax rate change	18	—	—

Total	$2,126	$9,519	$9,260

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(7)    Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	January 1, 2005	January 3, 2004
Deferred tax assets:
Accounts receivable, principally due to allowance	$40	$48
Inventories, principally due to additional costs capitalized for tax purposes	390	948
Accruals and other liabilities not currently deductible	1,753	1,989
Net operating loss carryforwards	2,663	2,560
Deferred financing costs	122	871

Total gross deferred tax assets	4,968	6,416
Less valuation allowance	(912)	(1,282)

Net deferred tax assets	4,056	5,134

Deferred tax liabilities:
Plant and equipment	(6,241)	(5,470)
Goodwill	(6,991)	(4,343)
Trademarks	(40,945)	(37,727)
Derivative gain	—	(253)

Total gross deferred tax liabilities	(54,177)	(47,793)

Net deferred tax liability	$(50,121)	$(42,659)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at January 1, 2005 and January 3, 2004. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

        The valuation allowance at January 1, 2005 and January 3, 2004 was $912 and $1,282, respectively, and represents the allowance against certain state net operating loss carryforwards of $38,470 and $22,955, respectively, which are available to offset future state taxable income, if any, through 2024. We provided a valuation allowance for the deferred tax assets associated with state net operating loss carryforwards at January 1, 2005 because management believes that based upon historical and projected state taxable income, it is more likely than not that the deferred tax asset related to such net operating loss carryforwards will not be realized. Any future utilization of acquired state net operating loss

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(7)    Income Taxes (Continued)

carryforwards will result in an adjustment to goodwill to the extent it reduces the valuation allowance. The reduction in valuation allowance in the year ended January 1, 2005 was attributable to a change in the effective tax rate, and not to the utilization thereof. Consequently, there was no effect to goodwill in the year ended January 1, 2005.

        At January 1, 2005, we have net operating loss carryforwards for federal income tax purposes of $2,935, which are available to offset future federal taxable income, if any, through 2011. As a result of our acquisitions in prior years, the annual utilization of the net operating loss carryforwards acquired is limited under certain provisions of the Internal Revenue Code.

(8)    Redeemable Preferred Stock

        Our Amended and Restated Certificate of Incorporation provides that we may issue 1,000,000 shares of Preferred Stock, $0.01 par value per share. As of October 13, 2004, 22,000 shares of preferred stock were designated as the 13% Series A Cumulative Preferred Stock, 35,000 shares of preferred stock were designated as the 13% Series B Cumulative Preferred Stock and 25,000 shares of preferred stock were designated as the Series C Senior Preferred Stock (See Note 9).

        With respect to dividend rights and rights on liquidation, winding up and dissolution of our company, the Series C Senior Preferred Stock ranked senior to the 13% Series B Cumulative Preferred Stock and each ranked senior to the 13% Series A Cumulative Preferred Stock. The Series C Senior Preferred Stock, the 13% Series B Cumulative Preferred Stock and the 13% Series A Cumulative Preferred Stock each ranked senior to our common stock.

        13% Series A Cumulative Preferred Stock.    Each holder of 13% Series A Cumulative Preferred Stock was entitled to receive, when, as and if declared by the our board of directors, out of funds legally available therefor, cash dividends on each share of 13% Series A Cumulative Preferred Stock at a rate per annum equal to 13%, which dividends were cumulative without interest, whether or not earned or declared, on a daily basis, and were payable annually in arrears. These dividends amounted to $26,113 as of January 3, 2004. The liquidation value aggregated $46,453 as of January 3, 2004.

        13% Series B Cumulative Preferred Stock.    Each holder of 13% Series B Cumulative Preferred Stock was entitled to receive, when, as and if declared by the our board of directors, out of funds legally available therefor, cash dividends on each share of 13% Series B Cumulative Preferred Stock at a rate per annum equal to 13%, which dividends were cumulative without interest, whether or not earned or declared, on a daily basis, and were payable annually in arrears. This dividend amounted to $12,031 as of January 3, 2004. The liquidation value aggregated $22,031 as of January 3, 2004.

        On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings, and cash on hand, to repurchase all of our outstanding Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock for an aggregate purchase price of $32,736 and $24,481, respectively, which was recorded against stockholders' equity.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(8)    Redeemable Preferred Stock (Continued)

        Warrants.    The holders of the Series B Cumulative Preferred Stock received warrants exercisable to purchase an aggregate of 1,289,621 shares of our common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009. These warrants were not outstanding at January 1, 2005. In October 2004, we used a portion of the proceeds from our initial public offering (including from the exercise of the over-allotment option) and the concurrent offerings, and cash on hand to repurchase all of the outstanding warrants granted to the holders of our Series B Cumulative Preferred Stock for an aggregate purchase price of $6,733 recorded against stockholders equity.

(9)    Mandatorily Redeemable Preferred Stock

        Series C Senior Preferred Stock.    When and as declared by our board of directors and to the extent permitted under the General Corporation Law of the State of Delaware, we paid preferential dividends to the holders of our Series C Senior Preferred Stock. Dividends on each share of Series C Senior Preferred Stock accrued at a rate of 14% per annum. Such dividends accrued whether or not they were declared and whether or not we had profits, surplus or other funds legally available for the payment of dividends. To the extent that all accrued dividends were not paid on each June 30 and December 31 of each year beginning June 30, 2000 (which we refer to as the ("dividend reference dates"), all dividends which had accrued on each share of Series C Senior Preferred Stock outstanding during the six-month period (or other period in the case of the initial dividend reference date) ending upon each such dividend reference date was accumulated and added to the liquidation value of such share. These dividends amounted to $18,122 as of January 3, 2004. The liquidation value aggregated to $43,122 as of January 3, 2004. Such dividends are charged to net income available to common stockholders.

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

(10)    Capital Stock and Stock Options

        Voting Rights.    The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. Shares of our Class A common stock and shares of our Class B common stock are entitled to the same voting rights per share and vote together as a single class on all matters with respect to which holders are entitled to vote,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(10)    Capital Stock and Stock Options (Continued)

except that so long as our former sponsor investor, BRS, together with its affiliates, beneficially owns more than 10% of the outstanding shares of Class A and Class B common stock in the aggregate on a fully-diluted basis, the holders of our Class B common stock will have the exclusive right to elect two directors to the board of directors. In accordance with the restated stockholders agreement, so long as the holders of Class B common stock have the right to elect two directors, the holders of our Class B common stock have agreed to vote for two director nominees nominated by our former sponsor investor. The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

        Dividends.    The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by the board of directors of our company, subject to any preferential rights of holders of any outstanding shares of preferred stock. In the event of any liquidation, dissolution or winding up of our company, Class A and Class B common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock. With respect to rights to dividends and on liquidation, dissolution or winding up, there is no difference between our Class A and Class B common stock, except that: (i) for periods ending on or before January 2, 2010, Class B dividends, if any, will be paid on an annual basis and will be equal, in the aggregate, to Class B Available Cash (as defined below) (subject to the subordination provision described below); and (ii) for each annual dividend payment period, after December 30, 2006 and through the dividend payment period ending on January 2, 2010, if we declare and pay dividends on our Class A common stock, the holders of Class B common stock will have the right to dividend payments (subject to the subordination provisions described below) equal to Class B Available Cash (up to 1.1 times the amount of dividends paid to the holders of our Class A common stock). For quarterly periods subsequent to January 2, 2010, if we declare and pay dividends on our Class A common stock, the holders of our Class B common stock will be entitled to dividend payments of 1.1 times the amount paid per share to the holders of our Class A common stock.

        "Class B Available Cash" means the lesser of: (i) "excess cash" (as defined in the indenture governing our senior subordinated notes) for the last four fiscal quarters, including the most recently completed fiscal quarter, minus the sum of the aggregate amount of the prior four Class A dividends, and minus dividend restricted cash of $6.0 million or (ii) the aggregate per share amount of dividends declared or to be declared on our Class A common stock (or 1.1 times such amount for dividends with respect to periods commencing after December 31, 2006) with respect to the annual period for which the dividends on our Class B common stock are to be paid multiplied by the number of shares of our Class B common stock issued and outstanding on the last day of such period.

        Under our organizational documents, through the dividend payment dates with respect to the quarterly and annual dividend payment periods ending January 2, 2010, dividends on our Class B common stock will be subordinated to the payment of dividends on our Class A common stock. Specifically: (i) an annual dividend on our Class B common stock may only be declared if we have declared and paid dividends on our Class A common stock at no less than the quarterly rate of $0.212 per share for each of the four fiscal quarters corresponding to such annual dividend payment period of the Class B common stock and (ii) no dividends on our Class B common stock may be declared with

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(10)    Capital Stock and Stock Options (Continued)

respect to any annual period unless the "Class B Threshold Amount" (as defined below) as of the last day of such period is at least $10.0 million.

        The subordination of dividends on our Class B common stock will be suspended upon the occurrence of any default or event of default under the indentures governing the senior notes and the senior subordinated notes and will become applicable again upon the cure of any default or event of default. Dividends on our Class B common stock will not be subordinated to dividends on our Class A common stock for any period subsequent to January 2, 2010. If for any dividend payment date after the February 20, 2010 dividend payment date the amount of cash to be distributed is insufficient to pay dividends at the levels intended by our dividend policy, any shortfall will reduce the dividends on the Class A and Class B common stock pro rata.

        "Class B Threshold Amount" as of any date means the amount of cash on our consolidated balance sheet as of such date calculated on a pro forma basis giving effect to the payment of any previously declared but unpaid dividends on any class of our capital stock and the payment of any dividends to be declared with respect to any class of our capital stock with respect to the period for which the Class B Threshold Amount is being calculated less any actual or funded borrowings under our new revolving credit facility (or any successor or additional revolving credit facility) as of such date.

        On December 27, 2004, our board of directors declared a cash dividend of $0.1864 per share for our 20 million shares of Class A common stock for the partial quarterly dividend period commencing on October 14, 2004, the date of completion of our initial public offering, and ending on January 1, 2005. We made this dividend payment on January 31, 2005. No dividends were declared for our Class B common stock in fiscal 2004, 2003, and 2002.

        Additional Issuance of Our Authorized Common Stock.    Additional shares of our authorized common stock may be issued, as determined by the board of directors of our company from time to time, without approval of holders of our common stock, except as may be required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. However, according to our bylaws we may not issue any shares of Class A common stock unless: (i) they are issued as part of an EIS the issuance of which has been registered with the SEC, (ii) any EIS that may result from the combination of the shares of Class A common stock and our senior subordinated notes have been issued in a transaction registered with the SEC or (iii) no EISs are currently outstanding.

        1997 Incentive Stock Option Plan.    In 1997, we adopted the 1997 Incentive Stock Option Plan for our and our subsidiaries' key employees. The option plan authorized for grant to key employees and officers options for up to 736,263 shares of our common stock. The option plan authorized us to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986 or (ii) non-qualified stock options. The option plan provided that it may be administered by our board of directors or a committee designated by our board of directors. Options granted under the option plan were exercisable in accordance with the terms established by the board of directors. Under the option plan, our board of directors determined the exercise price of each option granted, which in the case of incentive stock options, could not be less than fair value. All option grants were made at fair value as determined by a third party valuation. Options expired on the date determined by the

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(10)    Capital Stock and Stock Options (Continued)

board of directors, which expiration date was not permitted to be later than the tenth anniversary of the date of grant. The options vested ratably over 5 years. No options were granted during fiscal 2002, 2003 or 2004. As of October 14, 2004, options to purchase 728,020 shares of our common stock, all of which were incentive stock options, had been granted since the inception of the option plan, and 8,243 additional shares were available for grant under the plan. Upon the consummation of our initial public offering and following the option repurchases described below, we terminated the option plan.

        Other Stock Options.    Pursuant to the terms of a license agreement with Emeril's Food of Love Productions, LLC (EFLP) dated June 2000, we granted EFLP and William Morris Agency, Inc. 68,021 and 7,582 stock options, respectively. As of October 14, 2004, all such options were exercisable at a price of $0.09 per share of common stock, were fully vested and had an expiration date of June 9, 2010. We recorded the options at fair value and expensed such options in 2000.

        Option Repurchases.    On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings to repurchase all options outstanding under the option plan for an aggregate purchase price of $3,911, and terminated the option plan. The repurchase of stock options was charged to operations. In addition, we used a portion of the proceeds from our initial public offering and the concurrent offerings and cash on hand to repurchase all options that we had granted to EFLP and William Morris Agency for an aggregate purchase price of $406. The repurchase of non-employee stock options were charged to our stockholders' equity up to the fair value of the stock options on the date of repurchase.

        Stock option activity during the periods indicated is as follows:

	Number of shares	Option exercise price per share	Weighted-avg. exercise price per share
Options outstanding at December 29, 2001	803,623	$0.09	$0.09
Granted	—	—	—
Canceled	—	—	—

Options outstanding at December 28, 2002	803,623	$0.09	$0.09
Granted	—	—	—
Canceled	—	—	—

Options outstanding at January 3, 2004	803,623	$0.09	$0.09
Granted	—	—	—
Canceled	—	—	—
Repurchased	803,623	$0.09	$0.09

Options outstanding at January 1, 2005	—	—	—

        At January 1, 2005, we had no options outstanding.

        At January 3, 2004, the number of options exercisable was 772,853, and the weighted-average exercise price of those options were $0.09 per share.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(10)    Capital Stock and Stock Options (Continued)

        Warrants.    As of January 3, 2004, we had issued and outstanding presently exercisable warrants to purchase an aggregate of 3,095,098 of common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009. In connection with our initial public offering all outstanding warrants were either repurchased or exercised. See notes 8 and 9.

(11)    Pension Benefits

        We have defined benefit pension plans covering substantially all of our employees. The benefits are based on years of service and the employee's compensation, as defined. We make annual contributions to the plans equal to the maximum amount that can be deducted for income tax purposes. The following table sets forth our defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used January 1, 2005 and January 3, 2004 measurement dates for fiscal 2004 and 2003, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(11)    Pension Benefits (Continued)

	January 1, 2005	January 3, 2004
Change in benefit obligation:
Benefit obligation at beginning of period	$16,187	$11,366
Acquired plan	—	360
Amendment to plan	43	10
Actuarial gain	728	2,955
Service cost	1,328	985
Interest cost	982	832
Benefits paid	(334)	(321)

Benefit obligation at end of period	18,934	16,187

The accumulated benefit obligation at January 1, 2005 and January 3, 2004 was $14,656 and $12,333, respectively.
Change in plan assets:
Fair value of plan assets at beginning of period	9,791	6,790
Actual gain on plan assets	872	914
Employer contributions	2,009	2,408
Benefits paid	(334)	(321)

Fair value of plan assets at end of period	12,338	9,791

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.
Net amount recognized:
Funded status	(6,596)	(6,396)
Unrecognized prior service cost	53	14
Unrecognized net actuarial loss	4,626	4,104

Accrued pension cost	$(1,917)	$(2,278)

Amount recognized in the consolidated balance sheets:
Accrued expense	$(1,917)	$(2,278)

	January 1, 2005	January 3, 2004
Weighted-average assumptions as of January 1, 2005 and January 3, 2004
Discount rate	5.90%	6.25%
Rate of compensation increase	4.00%	4.00%
Expected long-term rate of return	8.00%	6.50–8.25%

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(11)    Pension Benefits (Continued)

Net periodic cost includes the following components:

	Year ended
	January 1, 2005	January 3, 2004	December 28, 2002
Service cost—benefits earned during the period	$1,328	$985	$716
Interest cost on projected benefit obligation	982	832	667
Expected return on plan assets	(820)	(632)	(503)
Net amortization and deferral	158	86	10

Net pension cost	$1,648	$1,271	$890

        The asset allocation for our pension plans at the end of fiscal 2004 and fiscal 2003, and the target allocation for fiscal 2005, by asset category, follows. The fair value of plan assets for these plans is $12,338 and $9,791 at the end of fiscal 2004 and fiscal 2003, respectively. The expected long-term rate of return on these plan assets was 8.00% in fiscal 2004 and 8.25% in fiscal 2003.

        Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan Assets at Year End
	Target Allocation December 31, 2005
Asset Category		January 1, 2005	January 3, 2004
Equity securities	60%	69%	88%
Fixed income securities	40%	31%	7%
Cash	0%	0%	5%

Total	100%	100%	100%

        Information about the expected cash flows for the pension plan follows:

Pension Benefits
Expected company contribution
2005	$1,860
Expected Benefit Payments
2005	$383
2006	413
2007	550
2008	609
2009	668
2010–2014	5,150

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(11)    Pension Benefits (Continued)

        We sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $672, $587 and $523 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

        Pension expense relating to a multi-employer pension plan amounted to $690, $559 and $459 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

(12)    Related-Party Transactions

        Prior to the consummation of our initial public offering on October 14, 2004, we were party to a management agreement with BRS & Co., the manager of BRS, pursuant to which BRS & Co. was paid an annual fee of $500 per year for certain management, business and organizational strategy, and merchant and investment banking services. The management agreement was terminated as of October 14, 2004.

        "Due to related party" at January 3, 2004 includes management fees to BRS & Co.

        We are also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by our company, which fee will not exceed 1.0% of the total transaction value. In connection with our acquisition of Ortega in fiscal 2003, we paid transaction fees to BRS aggregating $1,000. We recorded these transaction fees as part of the purchase price for Ortega. No such fees were paid during the fiscal year ended January 1, 2005.

        In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings.

        We lease a manufacturing and warehouse facility from the chairman of our board of directors under an operating lease, which expires in April 2009. Total rent expense associated with this lease was $769 for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002.

(13)    Commitments and Contingencies

        We did not make any material expenditures during the fiscal years ended January 1, 2005 and January 3, 2004 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(13)    Commitments and Contingencies (Continued)

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

        We have employment agreements with our executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances. As of January 1, 2005, if all of our executives were to be terminated by us without cause (as defined) or as a result of the employees' disability, our severance liability would be approximately $2,462.

(14)    Long-term Incentive Plan

        In connection with our initial public offering, we adopted a long-term incentive plan (LTIP). Our executive officers and other senior employees to be identified by the compensation committee of our board of directors will be eligible to participate in the LTIP. The purpose of the LTIP is to strengthen the mutuality of interests between the LTIP participants and holders of our EISs. The LTIP is administered by our compensation committee, which has the power to, among other things, determine those individuals who will participate in the LTIP; the level of participation of each participant in an incentive pool; the conditions that must be satisfied in order for the participants to vest in their allocated incentive pool amounts (including establishing specified performance targets that must be achieved in order for a pool to be created and amounts to be allocated to the participants); and other conditions that the participants must satisfy in order to receive payment of their allocated amounts. Under the LTIP, the maximum amount that any one participant can receive in respect of a one-year performance period is $1,000. The LTIP is an unfunded plan. There was no expense related to the LTIP in fiscal 2004.

(15)    Subsequent Event (unaudited)

        On February 17, 2005, we announced our intention to close our New Iberia, Louisiana manufacturing facility effective July 1, 2005 as part of our ongoing efforts to optimize our production capacity, improve productivity and operating efficiencies and lower our overall costs. We expect to

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
January 1, 2005 and January 3, 2004
(Dollars in thousands, except per share amounts)

(15)    Subsequent Event (unaudited) (Continued)

record a one-time charge associated with the plant closing relating to employee severance and other costs of approximately $600 and a non-cash write-down of land, building, and equipment not to exceed $3,100.

(16)    Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales
2004	$90,677	$93,735	$91,941	$96,401	$372,754
2003	$67,454	$76,369	$83,310	$101,223	$328,356
Gross profit
2004	$28,986	$29,466	$27,017	$26,471	$111,940
2003	$20,066	$23,507	$26,085	$32,524	$102,182
Net income (loss) available to common stockholders
2004	$1,407	$1,968	$828	$5,048	$9,251
2003	$(1,047)	$742	$(154)	$2,291	$1,832
Basic net (loss) income available to common stockholders per common share
2004—Class A common stock	$—	$—	$—	$1.25	$1.25
2004—Class B common stock	$0.12	$0.17	$0.07	$(0.02)	$0.37
2003—Class B common stock	$(0.09)	$0.06	$(0.01)	$0.20	$0.16
Diluted net (loss) income available to common stockholders per common share
2004—Class A common stock	$—	$—	$—	$1.19	$1.19
2004—Class B common stock	$0.09	$0.13	$0.05	$(0.02)	$0.31
2003—Class B common stock	$(0.09)	$0.05	$(0.01)	$0.15	$0.12
Basic and diluted earnings distributed per common share
2004—Class A common stock	$—	$—	$—	$0.88	$0.88

        On December 27, 2004, our board of directors declared a cash dividend of $0.1864 per share for our 20.0 million shares of Class A common stock for the partial quarterly dividend period beginning on October 14, 2004, the date of completion of our initial public offering, and ending on January 1, 2005. This dividend was paid on January 31, 2005. No dividends were declared for our Class B common stock in fiscal 2004 and 2003. No shares of Class A common stock were authorized, issued or outstanding prior to our initial public offering.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts
(Dollars in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year ended December 28, 2002:
Allowance for doubtful accounts	$455	$84	—	$75	(a)	$464
Inventory reserve	$450	$25	—	$—		$475
Environmental reserves	$80	$100	—	$80	(b)	$100
Year ended January 3, 2004:
Allowance for doubtful accounts	$464	$711	—	$649	(a)	$526
Inventory reserve	$475	$75	—	$—		$550
Environmental reserves	$100	$—	—	$100	(b)	$—
Year ended January 1, 2005:
Allowance for doubtful accounts	$526	$16	—	$(20	)(a)	$522
Inventory reserve	$550	$—	—	$(150	)(c)	$400

(a)
Represents bad-debt write-offs (recoveries).

(b)
Represents payments.

(c)
Represents inventory write-offs.

Item 9.    Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

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

        Changes in Internal Control Over Financial Reporting.    As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors And Executive Officers Of The Registrant

        With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading "Available Information," the information required by this Item will appear in the sections entitled "Proposal 1—Election of Directors," "Our Management" and "Compliance with Section 16(a) of the Exchange Act" included in our definitive proxy statement to be filed on or before May 2, 2005, relating to the 2005 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will appear in the section entitled "Executive Compensation" included in our definitive proxy statement to be filed on or before May 2, 2005, relating to the 2005 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management

        The information required by this item will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in our definitive proxy statement to be filed on or before May 2, 2005, relating to the 2005 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships And Related Transactions

        The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" included in our definitive proxy statement to be filed on or before May 2, 2005, relating to the 2005 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees And Services

        The information required by this item will appear in the section entitled "Independent Registered Public Accounting Firm" included in our definitive proxy statement to be filed on or before May 2, 2005, relating to the 2005 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  The following documents are filed as part of this report.

  (1)
  Consolidated Financial Statements:    The following consolidated financial statements are included in Part II, Item 8 of this report.

      Report of Independent Registered Public Accounting Firm.

      Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004.

      Consolidated Statements of Operations for the years ended January 1, 2005, January 3, 2004 and December 28, 2002.

      Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the years ended January 1, 2005, January 3, 2004 and December 28, 2002.

      Consolidated Statements of Cash Flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002.

      Notes to Consolidated Financial Statements.

    (2)
    Financial Statement Schedule.    The following financial statement schedule is included in Part II, Item 8 of this report.

      Schedule II—Schedule of Valuation and Qualifying Accounts.

        (3)    Exhibits.

EXHIBIT NO.	DESCRIPTION
1.1	Underwriting Agreement, dated October 7, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), RBC Capital Markets Corporation, Credit Suisse First Boston LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc. and Piper Jaffray & Co., as the Representatives of the several Underwriters named in Schedule I thereto, relating to the Enhanced Income Securities (EISs). (Filed as Exhibit 1.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
1.2
Underwriting Agreement, dated October 7, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), RBC Capital Markets Corporation, Credit Suisse First Boston LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc. and Piper Jaffray & Co., as the Representatives of the several Underwriters named in Schedule I thereto, relating to the 12.0% Senior Subordinated Notes due 2016 sold separately from the EISs. (Filed as Exhibit 1.2 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
1.3
Underwriting Agreement, dated October 8, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.) and Lehman Brothers Inc., as Representative of the several Underwriters named in Schedule I thereto, relating to the 8.0% Senior Notes due 2011. (Filed as Exhibit 1.3 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
2.1
Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed as Exhibit 2 to B&G Foods' Current Report on Form 8-K filed on August 3, 1998, and incorporated herein by reference)
2.2
Asset Purchase Agreement, dated as of January 12, 1999, by and among Polaner, Inc. (f.k.a. Roseland Distribution Company), International Home Foods, Inc. and M. Polaner, Inc. (Filed as Exhibit 1 to B&G Foods' Current Report on Form 8-K filed on February 19, 1999, and incorporated herein by reference)
2.3
Asset and Stock Purchase Agreement dated as of January 28, 1999 by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to B&G Food's Current Report on Form 8-K filed on April 1, 1999, and incorporated herein by reference)
2.4
Asset Purchase Agreement, dated as of July 29, 2003, by and among Nestle Prepared Foods Company (formerly known as Nestle USA—Prepared Foods Division, Inc.), Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.) and B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to B&G Food's Report on Form 8-K filed August 22, 2003 and incorporated herein by reference)
2.5
Intellectual Property Purchase Agreement, dated as of August 21, 2003, between Societe des Produits Nestle S.A., Nestec Ltd., and O Brand Acquisition Corp. (Filed as Exhibit 2.5 to Registration Statement on Form S-1 (file no. 333-112680) filed on February 11, 2004, and incorporated herein by reference)
2.6
Agreement and Plan of Merger merging B&G Foods, Inc. with and into B&G Foods Holdings Corp., dated as of October 14, 2004. (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

3.1
Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.). (Filed as Exhibit 3.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
3.2
Amended and Restated Bylaws of B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.). (Filed as Exhibit 3.2 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
4.1
Indenture, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 12.0% Senior Subordinated Notes due 2016. (Filed as Exhibit 4.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
4.2	Form of 12.0% Senior Subordinated Note due 2016 (included in Exhibit 4.1).
4.3
Indenture, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 8.0% Senior Notes due 2011. (Filed as Exhibit 4.3 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
4.4	Form of 8.0% Senior Note due 2011 (included in Exhibit 4.3).
4.5
Form of stock certificate for Class A common stock. (Filed as Exhibit 4.12 to Amendment No. 9 to Registration Statement on Form S-1 (file no. 333-112680) filed on October 7, 2004, and incorporated herein by reference)
4.6
Form of Global Enhanced Income Security certificate. (Filed as Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-112680) filed on March 31, 2004, and incorporated herein by reference)
10.1
Revolving Credit Agreement, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Fleet National Bank, a Bank of America company, as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent. (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.2
Guarantee and Collateral Agreement, dated as of October 14, 2004, by B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.) and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.3
Second Amended and Restated Securities Holders Agreement (including Registration Rights Agreement), dated as of October 14, 2004, among B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., Protostar Equity Partners, L.P. and the Management Stockholders party thereto. (Filed as Exhibit 10.3 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.4
Agreement by and between Emeril's Food of Love Productions, L.L.C. and B&G Foods, Inc. dated June 9, 2000. (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.5
Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.6
First Amendment, dated October 13, 2004, to the Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.7
Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.8
First Amendment, dated October 13, 2004, to the Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.5 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.9
Employment Agreement by and between David H. Burke and B&G Foods, Inc. (Filed as Exhibit 10.16 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.10
First Amendment, dated October 13, 2004, to the Employment Agreement by and between David H. Burke and B&G Foods, Inc. (Filed as Exhibit 10.6 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.11
Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.17 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.12
First Amendment, dated October 13, 2004, to the Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.7 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.13
Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.18 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.14
First Amendment, dated October 13, 2004, to the Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.8 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.15
Amended and Restated Transactions Services Agreement, dated as of September 30, 2004, between Bruckmann, Rosser, Sherrill & Co., Inc., B&G Foods Holdings Corp. and B&G Foods, Inc. (Filed as Exhibit 10.9 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of B&G Foods, Inc.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 2, 2005	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL Robert C. Cantwell Executive Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ LEONARD S. POLANER Leonard S. Polaner	Chairman of the Board of Directors	March 2, 2005
/s/ DAVID L. WENNER David L. Wenner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2005
/s/ ROBERT C. CANTWELL Robert C. Cantwell	Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2005
/s/ JAMES R. CHAMBERS James R. Chambers	Director	March 2, 2005
/s/ NICHOLAS B. DUNPHY Nicholas B. Dunphy	Director	March 2, 2005
/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director	March 2, 2005
/s/ ALFRED POE Alfred Poe	Director	March 2, 2005
/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Director	March 2, 2005

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
1.1	Underwriting Agreement, dated October 7, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), RBC Capital Markets Corporation, Credit Suisse First Boston LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc. and Piper Jaffray & Co., as the Representatives of the several Underwriters named in Schedule I thereto, relating to the Enhanced Income Securities (EISs). (Filed as Exhibit 1.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
1.2
Underwriting Agreement, dated October 7, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), RBC Capital Markets Corporation, Credit Suisse First Boston LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc. and Piper Jaffray & Co., as the Representatives of the several Underwriters named in Schedule I thereto, relating to the 12.0% Senior Subordinated Notes due 2016 sold separately from the EISs. (Filed as Exhibit 1.2 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
1.3
Underwriting Agreement, dated October 8, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.) and Lehman Brothers Inc., as Representative of the several Underwriters named in Schedule I thereto, relating to the 8.0% Senior Notes due 2011. (Filed as Exhibit 1.3 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
2.1
Stock Purchase Agreement, dated July 2, 1998, by and among BGH Holdings, Inc., Maple Grove Farms of Vermont, Inc., Up Country Naturals of Vermont, Inc., Les Produits Alimentaires Jacques et Fils Inc., William F. Callahan and Ruth M. Callahan. (Filed as Exhibit 2 to B&G Foods' Current Report on Form 8-K filed on August 3, 1998, and incorporated herein by reference)
2.2
Asset Purchase Agreement, dated as of January 12, 1999, by and among Polaner, Inc. (f.k.a. Roseland Distribution Company), International Home Foods, Inc. and M. Polaner, Inc. (Filed as Exhibit 1 to B&G Foods' Current Report on Form 8-K filed on February 19, 1999, and incorporated herein by reference)
2.3
Asset and Stock Purchase Agreement dated as of January 28, 1999 by and among The Pillsbury Company, Indivined B.V., IC Acquisition Company, Heritage Acquisition Corp. and, as guarantor, B&G Foods, Inc. (Filed as Exhibit 2.1 to B&G Food's Current Report on Form 8-K filed on April 1, 1999, and incorporated herein by reference)
2.4
Asset Purchase Agreement, dated as of July 29, 2003, by and among Nestle Prepared Foods Company (formerly known as Nestle USA—Prepared Foods Division, Inc.), Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.) and B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to B&G Food's Report on Form 8-K filed August 22, 2003 and incorporated herein by reference)
2.5
Intellectual Property Purchase Agreement, dated as of August 21, 2003, between Societe des Produits Nestle S.A., Nestec Ltd., and O Brand Acquisition Corp. (Filed as Exhibit 2.5 to Registration Statement on Form S-1 (file no. 333-112680) filed on February 11, 2004, and incorporated herein by reference)

2.6
Agreement and Plan of Merger merging B&G Foods, Inc. with and into B&G Foods Holdings Corp., dated as of October 14, 2004. (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
3.1
Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.). (Filed as Exhibit 3.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
3.2
Amended and Restated Bylaws of B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.). (Filed as Exhibit 3.2 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
4.1
Indenture, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 12.0% Senior Subordinated Notes due 2016. (Filed as Exhibit 4.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
4.2	Form of 12.0% Senior Subordinated Note due 2016 (included in Exhibit 4.1).
4.3
Indenture, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 8.0% Senior Notes due 2011. (Filed as Exhibit 4.3 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
4.4	Form of 8.0% Senior Note due 2011 (included in Exhibit 4.3).
4.5
Form of stock certificate for Class A common stock. (Filed as Exhibit 4.12 to Amendment No. 9 to Registration Statement on Form S-1 (file no. 333-112680) filed on October 7, 2004, and incorporated herein by reference)
4.6
Form of Global Enhanced Income Security certificate. (Filed as Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-112680) filed on March 31, 2004, and incorporated herein by reference)
10.1
Revolving Credit Agreement, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Fleet National Bank, a Bank of America company, as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent. (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.2
Guarantee and Collateral Agreement, dated as of October 14, 2004, by B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.) and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.3
Second Amended and Restated Securities Holders Agreement (including Registration Rights Agreement), dated as of October 14, 2004, among B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., Protostar Equity Partners, L.P. and the Management Stockholders party thereto. (Filed as Exhibit 10.3 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.4
Agreement by and between Emeril's Food of Love Productions, L.L.C. and B&G Foods, Inc. dated June 9, 2000. (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.5
Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.6
First Amendment, dated October 13, 2004, to the Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.7
Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.8
First Amendment, dated October 13, 2004, to the Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.5 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.9
Employment Agreement by and between David H. Burke and B&G Foods, Inc. (Filed as Exhibit 10.16 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.10
First Amendment, dated October 13, 2004, to the Employment Agreement by and between David H. Burke and B&G Foods, Inc. (Filed as Exhibit 10.6 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.11
Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.17 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.12
First Amendment, dated October 13, 2004, to the Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.7 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.13
Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.18 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.14
First Amendment, dated October 13, 2004, to the Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.8 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.15
Amended and Restated Transactions Services Agreement, dated as of September 30, 2004, between Bruckmann, Rosser, Sherrill & Co., Inc., B&G Foods Holdings Corp. and B&G Foods, Inc. (Filed as Exhibit 10.9 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of B&G Foods, Inc.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

QuickLinks

B&G FOODS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2005
TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
B&G FOODS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Dollars In Thousands, Except Per Share Data)
B&G FOODS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Dollars in thousands, except per share data)
B&G FOODS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollars in thousands)
B&G FOODS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 1, 2005 and January 3, 2004 (Dollars in thousands, except per share amounts)
B&G FOODS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Continued) January 1, 2005 and January 3, 2004 (Dollars in thousands, except per share amounts)
B&G FOODS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Continued) January 1, 2005 and January 3, 2004 (Dollars in thousands, except per share amounts)
B&G FOODS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Continued) January 1, 2005 and January 3, 2004 (Dollars in thousands, except per share amounts)
B&G FOODS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Continued) January 1, 2005 and January 3, 2004 (Dollars in thousands, except per share amounts)
B&G FOODS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Continued) January 1, 2005 and January 3, 2004 (Dollars in thousands, except per share amounts)
B&G FOODS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Continued) January 1, 2005 and January 3, 2004 (Dollars in thousands, except per share amounts)
B&G FOODS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Continued) January 1, 2005 and January 3, 2004 (Dollars in thousands, except per share amounts)
B&G FOODS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Continued) January 1, 2005 and January 3, 2004 (Dollars in thousands, except per share amounts)
  Schedule II
B&G FOODS, INC. AND SUBSIDIARIES Schedule of Valuation and Qualifying Accounts (Dollars in thousands)
  Item 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors And Executive Officers Of The Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership Of Certain Beneficial Owners And Management
  Item 13. Certain Relationships And Related Transactions
  Item 14. Principal Accounting Fees And Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURE
INDEX TO EXHIBITS