Form 10-Q
period 2005-04-02
B&G Foods, Inc.
filed 2005-04-28
CIK 1278027

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on April 28, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2005
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 001-32316

B&G FOODS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3918742 (I.R.S. Employer Identification No.)
4 Gatehall Drive, Suite 110, Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)

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

        As of April 28, 2005, the registrant had 20,000,000 shares of Class A common stock, par value $0.01 per share, and 7,556,443 shares of Class B common stock, par value $0.01 per share, outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)
(Unaudited)

	April 2, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$23,001	$28,525
Trade accounts receivable, net	28,306	28,227
Inventories	76,833	79,109
Prepaid expenses	3,283	2,806
Deferred income taxes	1,782	1,782
Income tax receivable	6,990	7,006

Total current assets	140,195	147,455
Property, plant and equipment, net	43,600	43,774
Goodwill	188,629	188,629
Trademarks	193,481	193,481
Other assets	21,915	22,613

Total assets	$587,820	$595,952

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$22,067	$25,861
Accrued expenses	10,768	16,082
Dividends payable	4,240	3,728

Total current liabilities	37,075	45,671
Long-term debt	405,800	405,800
Other liabilities	299	317
Deferred income taxes	53,702	51,903

Total liabilities	496,876	503,691
Stockholders' equity:
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,000,000 shares	200	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; issued and outstanding 7,556,443 shares	76	76
Additional paid-in capital	156,800	156,800
Accumulated other comprehensive loss	(60)	(25)
Accumulated deficit	(66,072)	(64,790)

Total stockholders' equity	90,944	92,261

Total liabilities and stockholders' equity	$587,820	$595,952

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Net sales	$90,111	$90,677
Cost of goods sold	63,283	61,691

Gross profit	26,828	28,986
Operating expenses:
Sales, marketing and distribution expenses	10,059	10,858
General and administrative expenses	1,485	1,535
Management fees-related party	—	125

Operating income	15,284	16,468
Interest expense, net	10,434	7,812

Income before tax expense	4,850	8,656
Provision for income taxes	1,892	3,342

Net income	2,958	5,314
Less: preferred stock dividends accumulated and related charges	—	3,908

Net income available to common stockholders	$2,958	$1,406

Earnings per share calculations:
Net income available to common stockholders per common share:
Basic and diluted distributed earnings:
Class A common stock	$0.21	$—
Earnings (loss) per share:
Basic and diluted Class A common stock	$0.16	$—
Basic Class B common stock	$(0.05)	$0.12
Diluted Class B common stock	$(0.05)	$0.09

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Net income	$2,958	$5,314
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,667	1,605
Amortization of deferred debt issuance costs and bond discount	698	642
Deferred income taxes	1,799	1,475
Changes in assets and liabilities, net of effects from business acquired:
Trade accounts receivable	(79)	(3,284)
Inventories	2,276	(402)
Prepaid expenses	(477)	(1,080)
Tax receivable	16	—
Trade accounts payable	(3,794)	1,525
Accrued expenses	(5,308)	(8,507)
Due to related party	—	(125)
Other liabilities	(18)	14

Net cash used in operating activities	(262)	(2,823)

Cash flows from investing activities:
Capital expenditures	(1,499)	(1,546)

Net cash used in investing activities	(1,499)	(1,546)

Cash flows from financing activities:
Payments of long-term debt	—	(375)
Dividends paid	(3,728)	—

Net cash used in financing activities	(3,728)	(375)
Effect of exchange rate fluctuations on cash and cash equivalents	(35)	4

Net decrease in cash and cash equivalents	(5,524)	(4,740)
Cash and cash equivalents at beginning of period	28,525	8,092

Cash and cash equivalents at end of period	$23,001	$3,352

Supplemental disclosures of cash flow information:
Cash interest	$14,809	$12,542

Cash income taxes	$40	$1,808

Non-cash transactions:
Accretion of Series C senior preferred stock warrants	$—	$4

Accretion of Series C senior preferred stock dividends	$—	$1,576

Dividends declared and unpaid	$4,240	$—

See Notes to Consolidated Financial Statements

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

        On October 7, 2004, our Registration Statement on Form S-1 in respect of a proposed initial public offering of 17,391,305 Enhanced Income Securities (EISs), an offering of $22,800 of 12.0% senior subordinated notes due 2016 separate from the EISs and an offering of $240,000 of 8.0% senior notes due 2011 was declared effective by the Securities and Exchange Commission. Each EIS represents one share of a then new class of common stock, our Class A common stock, and $7.15 principal amount of 12.0% senior subordinated notes due 2016. The proceeds were allocated to the underlying Class A common stock and senior subordinated notes based upon the relative fair values of each. Trading of the EISs began on the American Stock Exchange on October 8, 2004. On October 14, 2004, the initial public offering, separate senior subordinated notes and senior notes transactions closed and we simultaneously entered into a new senior secured revolving credit facility (see Note 4). From the initial public offering and concurrent offerings, we raised net proceeds (after deducting transaction fees and expenses of $35,313) of approximately $490,704 on October 14, 2004 and $36,783 on October 22, 2004 in connection with the exercise of the underwriters' over-allotment option for an additional 2,608,695 EISs. We used the proceeds of the initial public offering, the concurrent offerings and cash on hand to repay all outstanding borrowings under, and terminate, our then existing senior secured credit facility, to repay $194,165 of our $220,000 9 5/8% senior subordinated notes due 2007, to repurchase all of our outstanding preferred stock from the existing stockholders, and to repurchase shares of our existing outstanding Class B common stock, options and warrants from the existing stockholders. Also on such date, $25,835 in proceeds from the initial public offering was set aside to redeem the remaining 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604%. In connection with the initial public offering and the concurrent offerings, for the fifty-two week period ended January 1, 2005 we recorded charges that total approximately $23,766. These costs include: (i) $13,907 of costs relating to the early extinguishment of debt included in interest expense (including: the write-off of existing deferred financing fees of $8,361, the write-off of existing bond discount of $655 and bond tender costs of $4,891), and (ii) transaction related compensation expense for the payment of transaction bonuses of $5,948 and the repurchase of employee stock options of $3,911.

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

(Dollars in thousands, except per share data)
(Unaudited)

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

  Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers' financial conditions. As of April 2, 2005, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 42.0% and 39.2% of consolidated net sales for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. No single customer accounted for more than 8.6% and 7.7% of consolidated net sales for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively.

(2) Summary of Significant Accounting Policies

  Basis of Presentation

        Our unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly our consolidated financial position as of April 2, 2005 and the results of our operations and cash flows for the thirteen week periods ended April 2, 2005 and April 3, 2004.

        Our results of operations for the thirteen week period ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended January 1, 2005 included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed with the Securities and Exchange Commission (SEC) on March 2, 2005.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

  Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, and the recoverability of goodwill, trademarks, property, plant and equipment, and deferred tax assets and the accounting for our EISs, including their treatment in computing our income tax expense. Actual results could differ from those estimates and assumptions.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

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

        We completed our annual impairment tests for the year ended January 1, 2005 with no adjustments to the carrying values of goodwill and indefinite life intangibles.

  Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

  Accounting Treatment for EISs

        Our EISs include Class A common stock and senior subordinated notes. Upon completion of our initial public offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the combined fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that require bifurcation under Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs. Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes, and the allocation of the EIS proceeds to the senior subordinated notes did not result in a premium or discount.

        We have concluded that the call option and the change in control put option in the senior subordinated notes do not warrant separate accounting under SFAS No. 133 because they are clearly and closely related to the economic characteristics of the host debt instrument. Therefore, we have allocated the entire proceeds of the offering to the Class A common stock and the senior subordinated notes. Upon subsequent issuances, if any, of senior subordinated notes, we will evaluate whether the call option and the change in control put option in the senior subordinated notes require separate

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

accounting under SFAS No. 133. We expect that if there is a substantial discount or premium upon a subsequent issuance of senior subordinated notes, we may need to separately account for the call option and the change in control put option features as embedded derivatives for such subsequent issuance. If we determine that the embedded derivatives, if any, require separate accounting from the debt host contract under SFAS No. 133, the call option and the change in control put option associated with the senior subordinated notes will be recorded as derivative liabilities at fair value, with changes in fair value recorded as other non-operating income or expense. Any discount on the senior subordinated notes resulting from the allocation of proceeds to an embedded derivative will be amortized to interest expense over the remaining life of the senior subordinated notes.

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

  Revenue Recognition

        Revenues are recognized when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of sales when recognized in the vendor's income statement. As a result, certain coupons and promotional expenses are recorded as a reduction of net sales.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

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

        As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax expenses together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we include such charge in our tax provision, or reduce our tax benefits, in our consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

        We have recorded deferred tax assets, a portion of which represents net operating loss carryforwards. A valuation allowance has been recorded for certain state net operating loss carryforwards.

        There are various factors that may cause those tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

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

        A factor in the ongoing determination that our consolidated financial statements should reflect deductions for income tax purposes of the interest on the senior subordinated notes is the veracity, at the time of the initial public offering, of the representations delivered by the purchasers of senior subordinated notes sold separately (not in the form of EISs). We may conduct procedures in the future to confirm the veracity, at the time of the offering, of the purchaser representations. In addition, other factors indicating the existence, at the time of the initial public offering, of any plan or pre-arrangement may also be relevant to this ongoing determination. It is possible that we will at some point in the future, as a result of the findings of the procedures noted above, or IRS interpretations or other changes in circumstances, conclude that we should establish a reserve for tax liabilities associated with a disallowance of all or part of the interest deductions on the senior subordinated notes, although

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

our present view is that no such reserve is necessary or appropriate. If we decide to maintain such a reserve, our income tax provision, and related income tax payable, would be materially impacted. As a result, our ability to pay dividends on the shares of our common stock could be materially impaired and the market price and/or liquidity for the EISs or our common stock could be adversely affected.

  Dividends

        Cash dividends, if any, are accrued as a liability on our consolidated balance sheet when declared.

  Earnings Per Share

        For the periods prior to our initial public offering, basic earnings per share is calculated by dividing net income available to common shares (net income less dividends accumulating during the period for our 13% Series A and Series B cumulative preferred stock and Series C senior preferred stock and other charges) by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of outstanding options and warrants.

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

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Net income	$2,958	$5,314
Preferred stock dividends accumulated and related charges	—	3,908

Net income available to common stockholders	2,958	1,406
Less: Class A common stock dividends declared	4,240	—

Undistributed (loss) earnings available to Class A and Class B common stockholders	$(1,282)	$1,406

Weighted average common shares outstanding:
Basic and Diluted Class A common shares outstanding	20,000,000	—
Basic Class B common shares outstanding	7,556,443	11,593,394
Diluted Class B common shares outstanding	7,556,443	15,492,115

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Basic and diluted allocation of undistributed (loss) earnings:
Class A common stock	$(930)	$—
Class B common stock	(352)	1,406

Total	$(1,282)	$1,406

Basic earnings per share:
Undistributed (losses) earnings:
Class A common stock	$(0.05)	$—
Class B common stock	$(0.05)	$0.12
Distributed earnings:
Class A common stock	$0.21	$—
Basic earnings (losses) per share:
Class A common stock	$0.16	$—
Class B common stock	$(0.05)	$0.12
Diluted (losses) earnings per share:
Undistributed (losses) earnings:
Class A common stock	$(0.05)	$—
Class B common stock	$(0.05)	$0.09
Distributed earnings:
Class A common stock	$0.21	$—
Diluted earnings (losses) per share:
Class A common stock	$0.16	$—
Class B common stock	$(0.05)	$0.09

  Fair Value of Financial Instruments

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses, dividends payable and due to related party are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        We have outstanding $240,000 principal amount of 8.0% senior notes due 2011. The fair value of the senior notes at April 2, 2005, based on quoted market prices, was $254,400.

        We also have outstanding $165,800 principal amount of 12.0% senior subordinated notes due 2016. Of such outstanding principal amount, $143,000 principal amount is represented by 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of April 2, 2005, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange on April 1, 2005, was $14.98 per EIS. It is not practicable to estimate

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

the fair value of the $143,000 principal amount of senior subordinated notes represented by the EISs. Of the $165,800 aggregate principal amount of senior subordinated notes outstanding, $22,800 principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at April 2, 2005, based on quoted market prices, was $25,559.

  Adoption of New Accounting Standards

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

        The Jobs Act includes a provision that encourages companies to reinvest foreign earnings in the United States by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. We may elect to take this special one-time deduction for dividends received during the fiscal year ending December 31, 2005. FSP 109-2 permits time beyond the financial reporting period of enactment date to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are still in the process of evaluating the effects of the repatriation provision. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these consolidated financial statements. As provided for in FSP 109-2, there have been no amounts recognized under the repatriation provision to date and accordingly, there has been no effect on income tax expense included in these consolidated financial statements as of and for the thirteen weeks ended April 2, 2005.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition but do not expect SFAS No. 151 to have a material impact.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Based on a recent announcement by the Securities and Exchange Commission, we are required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will not have a material impact on our consolidated results of operations and earnings per share, since there are currently no share-based payments.

(3) Inventories

        Inventories consist of the following:

	April 2, 2005	January 1, 2005
Raw materials and packaging	$11,989	$12,204
Work in process	1,283	1,870
Finished goods	63,561	65,035

Total	$76,833	$79,109

(4) Long-term Debt

        Prior Senior Secured Credit Facility.    On August 21, 2003, we entered into a newly amended and restated $200,000 senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50,000 five-year revolving credit facility and a $150,000 six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used (i) to fund the Ortega acquisition and to pay related transaction fees and expenses and (ii) to fully pay off our remaining obligations under term loan B of our then-existing term loan

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(4) Long-term Debt (Continued)

agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5,300 of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1,831 of deferred financing costs related to our then-existing term loan B. Under the senior secured credit facility, interest was determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The senior secured credit facility was secured by substantially all of our assets.

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

        Senior Secured Credit Facility.    Concurrently with our initial public offering and concurrent offerings, we entered into a $30,000 senior secured revolving credit facility. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility is secured by substantially all of our assets except our real property. The revolving credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The revolving credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn at April 2, 2005. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $72 was $29,928 at April 2, 2005. The maximum letter of credit capacity under the revolving credit facility is $10,000, with a fee of 3.0% for all outstanding letters of credit.

        9 5/8% Senior Subordinated Notes due 2007.    Immediately prior to our initial public offering, we had outstanding $220,000 of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which we issued $120,000 principal amount in August 1997 and $100,000 principal amount in March 2002. The proceeds from the issuance of the senior subordinated notes issued in March 2002 were used to pay off, in its entirety, the then outstanding balance under our then-existing term loan A, and to reduce the amount outstanding under the our then-existing term loan B, and pay related deferred debt issuance costs.

        On October 14, 2004, $194,165 aggregate principal amount of the 9 5/8% senior subordinated notes was repaid with the proceeds of the initial public offering, the concurrent offerings and cash on hand at the redemption price of 102.043% (which redemption price included a consent payment of 0.03%). Also on such date, $26,968 in proceeds from the initial public offering, the concurrent offerings and

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(4) Long-term Debt (Continued)

cash on hand were set aside to redeem the remaining $25,835 aggregate principal amount of the 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604% of the remaining aggregate principal amount plus accrued interest. The difference between the carrying value, including remaining bond discount of $655, and the redemption value of approximately $4,891 has been recognized as interest expense in our fiscal 2004 consolidated statement of operations. In connection with the extinguishment of these notes, we wrote-off all of our previously incurred deferred financing costs, which is also included in interest expense in fiscal 2004.

        12.0% Senior Subordinated Notes due 2016.    In connection with our initial public offering, we issued on October 14, 2004, $124,348 aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22,800 aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs). In connection with the exercise of the underwriters' over-allotment option, on October 22, 2004 we issued an additional $18,652 aggregate principal amount of 12.0% senior subordinated notes in the form of EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes.

        Interest on the senior subordinated notes is payable quarterly in arrears on each January 30, April 30, July 30 and October 30 through the maturity date. The senior subordinated notes will mature on October 30, 2016, unless earlier redeemed at our option as described below. We may not redeem the notes prior to October 30, 2009. On and after October 30, 2009, we may redeem for cash all or part of the senior subordinated notes upon not less than 30 or more than 60 days' notice by mail to the owners of senior subordinated notes, at a redemption price of 106.0% beginning October 30, 2009 and thereafter at prices declining annually to 100% on or after October 30, 2012. If we redeem any senior subordinated notes, the senior subordinated notes and Class A common stock represented by each EIS will be automatically separated. Upon the occurrence of a change of control (as defined in the indenture), unless we have exercised our right to redeem all senior subordinated notes as described above, each holder of the senior subordinated notes has the right to require us to repurchase that holder's senior subordinated notes at a price equal to 101.0% of the principal amount of the senior subordinated notes being repurchased, plus any accrued and unpaid interest to the date of repurchase. In order to exercise this right, a holder must separate the senior subordinated notes and Class A common stock represented by such holder's EISs. The senior subordinated notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior secured and senior unsecured indebtedness, including the indebtedness under our revolving credit facility and our senior notes. The senior subordinated notes rank pari passu in right of payment with any of our other subordinated indebtedness.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(4) Long-term Debt (Continued)

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(4) Long-term Debt (Continued)

subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

        Deferred Financing Costs.    In connection with the issuance of the 12.0% senior subordinated notes due 2016 and the 8.0% senior notes due 2011, we capitalized approximately $23,123 of financing costs, which will be amortized over their respective terms. As of April 2, 2005 we had net deferred financing costs of $21,818. During the fourth quarter of fiscal 2004 we wrote-off and expensed $8,361 relating to our then existing senior secured credit facility and our 9 5/8% senior subordinated notes.

        At April 2, 2005 and January 1, 2005 accrued interest of $3,317 and $8,365, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(5) Redeemable Preferred Stock

        Our Amended and Restated Certificate of Incorporation provides that we may issue 100,000 shares of Preferred Stock, $0.01 par value per share. Prior to our initial public offering, 22,000 shares of which were designated as the 13% Series A Cumulative Preferred Stock, 35,000 shares of which were designated as the 13% Series B Cumulative Preferred Stock and 25,000 of which were designated as the Series C Senior Preferred Stock (See Note 6).

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

        13% Series A Cumulative Preferred Stock.    Each holder of 13% Series A Cumulative Preferred Stock was entitled to receive, when, as and if declared by the our board of directors, out of funds legally available therefor, cash dividends on each share of 13% Series A Cumulative Preferred Stock at a rate per annum equal to 13%, which dividends were cumulative without interest, whether or not earned or declared, on a daily basis, and were payable annually in arrears. These dividends amounted to $27,547 as of April 3, 2004.

        13% Series B Cumulative Preferred Stock.    Each holder of 13% Series B Cumulative Preferred Stock was entitled to receive, when, as and if declared by the our board of directors, out of funds legally available therefor, cash dividends on each share of 13% Series B Cumulative Preferred Stock at a rate per annum equal to 13%, which dividends were cumulative without interest, whether or not earned or declared, on a daily basis, and were payable annually in arrears. These dividends amounted to $12,928 as of April 3, 2004.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(5) Redeemable Preferred Stock (Continued)

        Warrants.    The holders of the Series B Cumulative Preferred Stock received warrants exercisable to purchase an aggregate of 1,289,621 shares of our common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009. All of these warrants remained outstanding at April 3, 2004. In October 2004, we used a portion of the proceeds from our initial public offering (including from the exercise of the over-allotment option) and the concurrent offerings, and cash on hand to repurchase all of the outstanding warrants granted to the holders of our Series B Cumulative Preferred Stock for an aggregate purchase price of $6,733, which was recorded against stockholders' equity.

(6) Mandatorily Redeemable Preferred Stock

        Series C Senior Preferred Stock.    When and as declared by our board of directors and to the extent permitted under the General Corporation Law of the State of Delaware, we paid preferential dividends to the holders of our Series C Senior Preferred Stock. Dividends on each share of Series C Senior Preferred Stock accrued at a rate of 14% per annum. Such dividends accrued whether or not they were declared and whether or not we had profits, surplus or other funds legally available for the payment of dividends. To the extent that all accrued dividends were not paid on each June 30 and December 31 of each year beginning June 30, 2000 (which we refer to as the "dividend reference dates"), all dividends which had accrued on each share of Series C Senior Preferred Stock outstanding during the six-month period (or other period in the case of the initial dividend reference date) ending upon each such dividend reference date was accumulated and added to the liquidation value of such share. These dividends amounted to $19,698 as of April 3, 2004. Such dividends are charged to net income available to common stockholders.

        On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings, and cash on hand to repurchase all of our outstanding Series C Senior Preferred Stock for an aggregate purchase price of $48,433, which was recorded against stockholders' equity.

        Warrants.    The holders of our Series C Senior Preferred Stock received warrants exercisable to purchase an aggregate of 1,805,477 shares of our common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009. All of these warrants remained outstanding at April 3, 2004. In October 2004, we used a portion of the proceeds from our initial public offering (including from the exercise of the over-allotment option) and the concurrent offerings, and cash on hand to repurchase a portion of the outstanding warrants granted to the holders of our Series C Senior Preferred Stock for an aggregate purchase price of $2,173, which was recorded against stockholders' equity. The remaining 728,393 warrants that had been granted to the holders of our Series C Senior Preferred Stock were exercised for an equivalent number of shares of our Class B common stock as of October 22, 2004.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(7) Capital Stock and Option Plan (Continued)

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(7) Capital Stock and Option Plan (Continued)

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

        On December 27, 2004, our board of directors declared a cash dividend of $0.1864 per share for our 20 million shares of Class A common stock for the partial quarterly dividend period commencing on October 14, 2004, the date of completion of our initial public offering, and ending on January 1, 2005. We made this dividend payment on January 31, 2005 to holders of record as of December 31, 2005. On March 8, 2005, our board of directors declared a cash dividend of $0.2120 per share for our 20 million shares of Class A common stock for the quarterly dividend period ending on April 2, 2005. We are scheduled to make this dividend payment on May 2, 2005 to holders of record as of March 31, 2005. No dividends were declared for our Class B common stock in the first quarter of 2005 or in fiscal 2004.

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

        1997 Incentive Stock Option Plan.    In 1997, we adopted the 1997 Incentive Stock Option Plan for our and our subsidiaries' key employees. The option plan authorized for grant to key employees and officers options for up to 736,263 shares of our common stock. The option plan authorized us to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986 or (ii) non-qualified stock options. The option plan provided that it may be administered by our board of directors or a committee designated by our board of directors. Options granted under the

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(7) Capital Stock and Option Plan (Continued)

option plan were exercisable in accordance with the terms established by the board of directors. Under the option plan, our board of directors determined the exercise price of each option granted, which in the case of incentive stock options, could not be less than fair value. All option grants were made at fair value as determined by a third party valuation. Options expired on the date determined by the board of directors, which expiration date was not permitted to be later than the tenth anniversary of the date of grant. The options vested ratably over 5 years. No options were granted during fiscal 2004, 2003 or 2002. Prior to our initial public offering, options to purchase 728,020 shares of our common stock, all of which were incentive stock options, had been granted since the inception of the option plan, and 8,243 additional shares were available for grant under the plan. Upon the consummation of our initial public offering and following the option repurchases described below, we terminated the option plan.

        Other Stock Options.    Pursuant to the terms of a license agreement with Emeril's Food of Love Productions, LLC (EFLP) dated June 2000, we granted EFLP and William Morris Agency, Inc. 68,021 and 7,582 stock options, respectively. Prior to our initial public offering, all such options were exercisable at a price of $0.09 per share of common stock, were fully vested and had an expiration date of June 9, 2010. We recorded the options at fair value and expensed such options in 2000.

        Option Repurchases.    On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings to repurchase all options outstanding under the option plan for an aggregate purchase price of $3,911, and terminated the option plan. The repurchase of stock options was charged to operations. In addition, we used a portion of the proceeds from our initial public offering and the concurrent offerings and cash on hand to repurchase all options that we had granted to EFLP and William Morris Agency for an aggregate purchase price of $406. The repurchase of non-employee stock options was charged to our stockholders' equity up to the fair value of the stock options on the date of repurchase.

(8) Pension Benefits

        Net periodic costs for the thirteen week periods ended April 2, 2005 and April 3, 2004 include the following components:

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Service cost—benefits earned during the period	$377	$339
Interest cost on projected benefit obligation	277	260
Expected return on plan assets	(262)	(209)
Amortization of unrecognized prior service cost	1	0
Amortization of unrecognized loss	48	47

Net pension benefit cost	$441	$437

        We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 that we expected to contribute $1,860 to our pension plans in 2005. As of April 2, 2005, $370 in

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(8) Pension Benefits (Continued)

contributions have been made. We presently anticipate decreasing our total contribution to $1,000 for the plan year ended December 31, 2005 to fund our pension plan obligations.

(9) Related-Party Transactions

        Prior to the consummation of our initial public offering, we were party to a management agreement with BRS & Co., the manager of BRS, pursuant to which BRS & Co. was paid an annual fee of $500 per year for certain management, business and organizational strategy, and merchant and investment banking services. BRS owned the majority of our capital stock prior to the completion of our initial public offering. The management agreement was terminated as of October 14, 2004.

        We are party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by our company, which fee will not exceed 1.0% of the total transaction value. No such fees were paid during the thirteen weeks ended April 2, 2005 and April 3, 2004.

        In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings.

        We lease a manufacturing and warehouse facility from the chairman of our board of directors under an operating lease, which expires in April 2009. Total rent expense associated with this lease was $192 for the thirteen weeks ended April 2, 2005 and April 3, 2004.

(10) Commitments and Contingencies

        We did not make any material expenditures during the thirteen week periods ended April 2, 2005 and April 3, 2004 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

        We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

        We are subject to environmental regulations in the normal course of business. Management believes that the cost of compliance with such regulations will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(10) Commitments and Contingencies (Continued)

        We have employment agreements with our executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances. As of April 2, 2005, if all of our executives were to be terminated by us without cause (as defined) or as a result of the employees' disability, our severance liability would be approximately $2,213.

(11) Long-term Incentive Plan

        In connection with our initial public offering, we adopted a long-term incentive plan (LTIP). Our executive officers and other senior employees to be identified by the compensation committee of our board of directors will be eligible to participate in the LTIP. The purpose of the LTIP is to strengthen the mutuality of interests between the LTIP participants and holders of our EISs. The LTIP is administered by our compensation committee, which has the power to, among other things, determine those individuals who will participate in the LTIP; the level of participation of each participant in an incentive pool; the conditions that must be satisfied in order for the participants to vest in their allocated incentive pool amounts (including establishing specified performance targets that must be achieved in order for a pool to be created and amounts to be allocated to the participants); and other conditions that the participants must satisfy in order to receive payment of their allocated amounts. Under the LTIP, the maximum amount that any one participant can receive in respect of a one-year performance period is $1,000. The LTIP is an unfunded plan. There was no expense related to the LTIP in the thirteen week period ending April 2, 2005.

(12) Restructuring

        On February 17, 2005, we announced our intention to close our New Iberia, Louisiana manufacturing facility effective July 1, 2005 as part of our ongoing efforts to optimize our production capacity, improve productivity and operating efficiencies and lower our overall costs. We expect to record a one-time charge associated with the plant closing relating to employee other compensation and other costs of approximately $600 and a non-cash write-down of land, building, and equipment not to exceed $3,100. In the thirteen weeks ended April 2, 2005, we expensed $116 of the employee other compensation charge.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Forward-Looking Statements" and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended April 2, 2005 included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2005 (fiscal 2004) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2005.

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

        Fluctuations in Commodity Prices.    We purchase raw materials, including agricultural products, meat and poultry from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. We have seen increasing prices in certain of these commodities, particularly in packaging materials, pork, beans and maple syrup and we expect this trend may continue. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. There can be no assurance, however, that any price increases by us will offset the increased cost of these raw material commodities, or that we will be able to raise prices at all.

        Consolidation in the Retail Trade and Consequent Inventory Reductions.    As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. These customers are also reducing their inventories and increasing their emphasis on private label products.

        Changing Customer Preferences.    Consumers in the market categories in which we compete frequently change their taste preferences, dietary habits and product packaging preferences.

        Consumer Concern Regarding Food Safety, Quality and Health.    The food industry is subject to consumer concerns regarding the safety and quality of certain food products, including the health implications of genetically modified organisms, obesity and trans fatty acids.

        Changing Valuations of the Canadian Dollar in Relation to the U.S. Dollar.    We purchase most of our maple syrup requirements from manufacturers located in Quebec, Canada. Over the past year the U.S. dollar has weakened against the Canadian dollar, which has in turn increased our costs relating to the production of our maple syrup products.

        To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity and to address consumer concerns about food safety, quality and health.

        Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. In the thirteen weeks ended April 2, 2005, our commodity prices for maple syrup, meat, beans and cans have been higher than those incurred during the thirteen weeks ended April 3, 2004.

Critical Accounting Policies; Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, and the recoverability of goodwill, trademarks, property, plant and equipment, and deferred tax assets, and the accounting for our EISs, including their treatment in computing of our income tax expense and the accounting for earnings per share. Actual results could differ from those estimates and assumptions.

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

  Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

        We completed our annual impairment tests for the years ended January 1, 2005 with no adjustments to the carrying values of goodwill and indefinite life intangibles. We did not note any events or circumstances during the quarter ended April 2, 2005 that would indicate that goodwill or indefinite life intangibles might be impaired.

  Accounting Treatment for EISs.

        Our EISs include Class A common stock and senior subordinated notes. Upon completion of our initial public offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the combined fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that require bifurcation under Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs. Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes, and the allocation of the EIS proceeds to the senior subordinated notes did not result in a premium or discount.

        We have concluded that the call option and the change in control put option in the senior subordinated notes do not warrant separate accounting under SFAS No. 133 because they are clearly and closely related to the economic characteristics of the host debt instrument. Therefore, we have allocated the entire proceeds of the offering to the Class A common stock and the senior subordinated notes. Upon subsequent issuances, if any, of senior subordinated notes, we will evaluate whether the call option and the change in control put option in the senior subordinated notes require separate accounting under SFAS No. 133. We expect that if there is a substantial discount or premium upon a subsequent issuance of senior subordinated notes, we may need to separately account for the call option and the change in control put option features as embedded derivatives for such subsequent issuance. If we determine that the embedded derivatives, if any, require separate accounting from the debt host contract under SFAS No. 133, the call option and the change in control put option associated with the senior subordinated notes will be recorded as derivative liabilities at fair value, with changes in fair value recorded as other non-operating income or expense. Any discount on the senior subordinated notes resulting from the allocation of proceeds to an embedded derivative will be amortized to interest expense over the remaining life of the senior subordinated notes.

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

        As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax expenses together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we include such charge in our tax provision, or reduce our tax benefits in our consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

        We have recorded deferred tax assets, a portion of which represents net operating loss carryforwards. A valuation allowance has been recorded for certain state net operating loss carryforwards.

        There are various factors that may cause those tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted.

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

        A factor in the ongoing determination that our consolidated financial statements should reflect deductions for income tax purposes of the interest on the senior subordinated notes is the veracity, at the time of the initial public offering, of the representations delivered by the purchasers of senior subordinated notes sold separately (not in the form of EISs). We may conduct procedures in the future to confirm the veracity, at the time of the offering, of the purchaser representations. In addition, other factors indicating the existence, at the time of the initial public offering, of any plan or pre-arrangement may also be relevant to this ongoing determination. It is possible that we will at some point in the future, as a result of the findings of the procedures noted above, or IRS interpretations or other changes in circumstances, conclude that we should establish a reserve for tax liabilities associated with a disallowance of all or part of the interest deductions on the senior subordinated notes, although our present view is that no such reserve is necessary or appropriate. If we decide to maintain such a reserve, our income tax provision, and related income tax payable, would be materially impacted. As a result, our ability to pay dividends on the shares of our common stock could be materially impaired and the market price and/or liquidity for the EISs or our common stock could be adversely affected.

  Earnings Per Share

        For the periods prior to our initial public offering, basic earnings per share is calculated by dividing net income (loss) available to common shares (net income less dividends accumulating during the period for our 13% Series A and Series B cumulative preferred stock and Series C senior preferred stock and other charges) by the weighted average common shares outstanding during the period. Diluted earning per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of outstanding options and warrants.

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

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items for the thirteen week periods ended April 2, 2005 and April 3, 2004 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Common Size Income Statement:
Net sales	100.0%	100.0%
Cost of goods sold	70.2%	68.0%

Gross profit	29.8%	32.0%
Sales, marketing and distribution expenses	11.2%	12.0%
General and administrative expenses	1.6%	1.7%
Management fees-related party	0.0%	0.1%

Operating income	17.0%	18.2%
Interest expense, net	11.6%	8.6%

Income before income taxes	5.4%	9.5%
Provision for income taxes	2.1%	3.7%

Net income	3.3%	5.9%
Preferred stock dividend accumulated and related charges	0.0%	4.3%

Net income available to common stockholders per common share	3.3%	1.6%

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

Thirteen week period ended April 2, 2005 compared to thirteen week period ended April 3, 2004.

        Net Sales.    Net sales decreased $0.6 million or 0.6% to $90.1 million for the thirteen week period ended April 2, 2005 from $90.7 million for the thirteen week period ended April 3, 2004. Sales decreased $2.4 million relating to unit volume, which was offset by price increases and mix improvements of $1.8 million. Sales of our lines of Maple Grove Farms, Las Palmas, Polaner and B&M Baked Beans products increased $2.8 million, $1.3 million, $0.9 million and $0.6 million or 25.6%, 25.2%, 9.6% and 14.6%, respectively. These increases were offset by a reduction of sales in Ortega, Sason, Emeril, Underwood and B&G pickles and peppers products in the amounts of $2.9 million, $0.9 million, $0.8 million, $0.7 million and $0.4 million or 12.9%, 64.2%, 12.8%, 12.4% and 4.5%, respectively. All other brands decreased, in the aggregate by, $0.5 million or 2.1%.

        Gross Profit.    Gross profit decreased $2.2 million or 7.4% to $26.8 million for the thirteen week period ended April 2, 2005 from $29.0 million for the thirteen week period ended April 3, 2004. Gross profit expressed as a percentage of net sales decreased 2.2% to 29.8% in the thirteen week period ended April 2, 2005 from 32.0% in the thirteen week period ended April 3, 2004. The shift in the mix of products sold accounted for 1.0% of the gross profit margin decline. Higher costs of meat, beans, maple syrup and cans accounted for the additional 1.2% decline in gross profit margin.

        Sales, Marketing and Distribution Expenses.    Sales, marketing and distribution expenses decreased $0.8 million or 7.4% to $10.1 million for the thirteen week period ended April 2, 2005 from $10.9 million for the thirteen week period ended April 3, 2004. These expenses as a percentage of net sales decreased to 11.2% for the thirteen week period ended April 2, 2005 from 12.0% for the thirteen week period ended April 3, 2004. This reduction is primarily due to a reduction in brokerage and salesmen commissions of $0.6 million. All other expenses decreased $0.2 million.

        General and Administrative Expenses.    General and administrative expenses and management fees decreased $0.2 million or 10.5% to $1.5 million for the thirteen week period ended April 2, 2005 from $1.7 million in the thirteen week period ended April 3, 2004. The decrease was primarily due to the elimination of the management fees previously paid to BRS.

        Operating Income.    As a result of the foregoing, operating income decreased $1.2 million or 7.2% to $15.3 million for the thirteen week period ended April 2, 2005 from $16.5 million for the thirteen week period ended April 3, 2004. Operating income expressed as a percentage of net sales decreased to 17.0% in the thirteen week period ended April 2, 2005 from 18.2% in the thirteen week period ended April 3, 2004.

        Interest Expense.    Interest expense, net increased $2.6 million or 33.6% to $10.4 million for the thirteen week period ended April 2, 2005 from $7.8 million in the thirteen week period ended April 3, 2004. The average debt outstanding increased approximately $37.2 million in the thirteen week period ended April 2, 2005 verses the thirteen week period ended April 3, 2004. The effective interest rate for our outstanding debt during the thirteen week period ended April 2, 2005 under our post-initial public offering capital structure was higher than the effective interest rate for our outstanding debt during the thirteen week period ended April 3, 2004. See "—Liquidity and Capital Resources—Debt" below.

        Income Tax Expense.    Income tax expense decreased $1.4 million or 43.4% to $1.9 million for the thirteen week period ended April 2, 2005 from $3.3 million in the thirteen week period ended April 3, 2004. Our effective tax rate was 39.0% for the thirteen week period ended April 2, 2005 and 38.6% for the thirteen week period ended April 3, 2004.

        Preferred Stock Dividends Accumulated and Related Charges.    Preferred stock dividends accumulated and related charges for the thirteen week period ended April 3, 2004 was $3.9 million. All of our then outstanding preferred stock was repurchased on October 14, 2004 with the proceeds from our initial public offering and the concurrent offerings. Accordingly, no preferred stock dividends were accumulated for the thirteen week period ended April 2, 2005.

Liquidity and Capital Resources

        Our primary liquidity requirements include debt service, capital expenditures and working capital needs. See also, "Commitments and Contractual Obligations" below. We fund our liquidity needs primarily through cash generated from operations and to the extent necessary, through borrowings under our revolving credit facility.

        Cash Flows.    Cash used in operating activities increased $2.5 million to $0.3 million for the thirteen week period ended April 2, 2005 from $2.8 million in the thirteen week period ended April 3, 2004. The increase was due to a decrease in inventory, a lesser decrease in accrued expenses, a lesser increase in accounts receivable offset by a decrease in net income and accounts payable. Working capital at April 2, 2005 was $103.1 million, an increase of $1.3 million over working capital at January 1, 2005 of $101.8 million.

        Net cash used in investing activities for the thirteen week period ended April 2, 2005 was $1.5 million as compared to net cash used in investing activities of $1.5 million for the thirteen week period ended April 3, 2004. Capital expenditures during the thirteen week period ended April 2, 2005 of $1.5 million included purchases of manufacturing and computer equipment and were consistent with the $1.5 million in similar capital expenditures for the thirteen week period ended April 3, 2004.

        Net cash used in financing activities for the thirteen week period ended April 2, 2005 was $3.7 million as compared to $0.4 million for the thirteen week period ended April 3, 2004. In December 2004, our board of directors declared $3.7 million, or $0.185 per share, in dividends payable to holders of our Class A common stock, which dividends were paid on January 31, 2005. The net cash used in financing activities for the thirteen week period ended April 3, 2004, included our required $0.4 million year-to-date payment under our then existing term loan.

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

        A reconciliation of EBITDA and adjusted EBITDA with the most directly comparable GAAP measure is included below for the thirteen weeks ended April 2, 2005 and April 3, 2004 along with the components of EBITDA and adjusted EBITDA.

  Reconciliation of EBITDA and Adjusted EBITDA to Net Cash Used in Operating Activities.

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
	(Dollars in thousands)
Net income	$2,958	$5,314
Depreciation	1,667	1,605
Income tax expense	1,892	3,342
Interest expense, net	10,434	7,812

EBITDA(1)	16,951	18,073
Adjustments to EBITDA(1)	—	—

Adjusted EBITDA(1)	16,951	18,073
Income tax expense	(1,892)	(3,342)
Interest expense, net	(10,434)	(7,812)
Deferred income taxes	1,799	1,475
Amortization of deferred financing and bond discount	698	642
Changes in assets and liabilities, net of effects of business combination	(7,384)	(11,859)

Net cash used in operating activities	$(262)	$(2,823)

(1)
We define EBITDA as net income before interest expense, net, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA as adjusted for the transaction related compensation expenses incurred in connection with our initial public offering, the concurrent offerings and related transactions. We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net cash provided by operating activities. We present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in our revolving credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. EBITDA and adjusted EBITDA are not substitutes for operating income or net income, as determined in accordance with generally accepted accounting principles. EBITDA and adjusted

  EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, capital expenditures and acquisitions, if any, and pay its income taxes and dividends, if any, and in the case of adjusted EBITDA, cash used to pay transaction related bonuses and repurchase of employee stock options. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity's ability to fund these cash requirements. EBITDA and adjusted EBITDA also are not complete measures of an entity's profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes and in the case of adjusted EBITDA, the cost of transaction related bonuses and repurchase of employee stock options. EBITDA and adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities.

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

        For the thirteen weeks ended April 2, 2005, we had cash flows used in operations of $0.3 million. If our cash flows from operations for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our revolving credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business.

        The table below illustrates for the fiscal year ended January 1, 2005 and the latest twelve months ended April 2, 2005, respectively, the amount of cash that we had available for distribution to our stockholders.

Cash Available to Pay Dividends	Fiscal Year Ended January 1, 2005	Less: Thirteen Weeks Ended April 3, 2004	Plus: Thirteen Weeks Ended April 2, 2005	Latest Twelve Months Ended April 2, 2005(a)
		(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands)
Net cash provided by (used in) operating activities(b)	$19,302	$(2,823)	$(262)	$21,863
Interest expense, net(c)	48,148	7,812	10,434	50,770
Income taxes	2,126	3,342	1,892	676
Amortization of deferred debt issuance costs and bond discount	(2,532)	(642)	(698)	(2,588)
Costs relating to the early extinguishment of debt(c)	(13,906)	—	—	(13,906)
Deferred income taxes	(7,462)	(1,475)	(1,799)	(7,786)
Changes in assets and liabilities, net of effects of business acquired(b)	14,616	11,859	7,384	10,141

EBITDA	60,292	18,073	16,951	59,170
Transaction related compensation expenses(d)	9,859	—	—	9,859

Adjusted EBITDA	70,151	18,073	16,951	69,029
Reduction for cash income tax expense	—	—	(40)	(40)
Pro forma cash interest expense(e)	(39,096)	(9,774)	(9,736)	(39,058)
Capital expenditures	(6,598)	(1,546)	(1,499)	(6,551)

Cash available to pay dividends	$24,457	$6,753	$5,676	$23,380

(a)
Our unaudited consolidated statements of operations and cash flow data for the latest twelve months ended April 2, 2005 was derived from our audited consolidated statements of operations and cash flow data for the fiscal year ended January 1, 2005 and (i) subtracting from it our unaudited consolidated statements of operations and cash flow data for the thirteen weeks ended April 3, 2004 and (ii) adding to it our unaudited consolidated statements of operations and cash flow data for the thirteen weeks ended April 2, 2005.

(b)
Dividends declared and unpaid during the fiscal year ended January 1, 2005 of $3,728, which had previously been reported as part of "net cash provided by operating activities" in our consolidated statements of cash flows in our Annual Report on Form 10-K filed with the SEC on March 2, 2005 has been reclassified as a non-cash financing activity.

(c)
Interest expense for the fiscal year ended January 1, 2005 includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(d)
Transaction related compensation expenses, which were incurred in connection with our initial public offering, the concurrent offerings and the related transactions, include: $6.0 million for transaction bonuses and $3.9 million for our repurchase of employee stock options.

(e)
The fiscal year ended January 1, 2005 pro forma cash interest expense under our post-initial public offering capital structure assuming the initial public offering, concurrent offerings and related transactions occurred on January 4, 2004. Accordingly, the cash interest expense includes, respectively, 12.0% interest on $165.8 million of senior subordinated notes and 8.0% interest on $240.0 million of senior notes. Pro forma cash interest expense for the thirteen weeks ended April 3, 2004 is an amount equal to one quarter of the pro forma cash interest expense for the fiscal year ended January 1, 2005. Cash interest expense for the thirteen weeks ended April 2, 2005 is our actual interest expense, for such period less the non-cash amortization of deferred debt issuance costs, which is included in interest expense, net for such period.

        There can be no assurance that we will continue to pay dividends at historical levels, or at all. Dividend payments are not mandatory or guaranteed, are within the absolute discretion of our board of directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Over time, our EBITDA (net income before interest expense, net, income taxes, depreciation and amortization), adjusted EBITDA (EBITDA as adjusted for the transaction related compensation expenses incurred in connection with our initial public offering, the concurrent offerings and related transactions) and capital expenditure, working capital and other cash needs will be subject to uncertainties, which could impact the level of any dividends, if any, we pay in the future.

  Acquisitions.

        Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. We have historically financed acquisitions with borrowings and cash flows from operations. Our interest expense will increase with any additional indebtedness we may incur to finance potential future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

  Environmental Clean-Up Costs.

        We have not made any material expenditures during the thirteen week period ended April 2, 2005 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

  Debt.

        Prior Senior Secured Credit Facility.    On August 21, 2003, we entered into a newly amended and restated $200.0 million senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50.0 million five-year revolving credit facility and a $150.0 million six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used (i) to fund the Ortega acquisition and to pay related transaction fees and expenses and (ii) to fully pay off our remaining obligations under term loan B of our then-existing term loan agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5.3 million of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB's Emerging Issues Task Force, wrote off $1.8 million of deferred financing costs related to our then-existing term loan B. Under the senior secured credit facility, interest was determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The senior secured credit facility was secured by substantially all of our assets.

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

        Senior Secured Credit Facility.    Concurrently with our initial public offering and concurrent offerings, we entered into a $30.0 million senior secured revolving credit facility. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility is secured by substantially all of our assets except our real property. The revolving credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The revolving credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn at April 2, 2005. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.1 million, was $29.9 million at April 2, 2005. The maximum letter of credit capacity under the revolving credit facility is $10 million, with a fee of 3% for all outstanding letters of credit.

        9 5/8% Senior Subordinated Notes due 2007.    Immediately prior to our initial public offering, we had outstanding $220.0 million of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which we issued $120.0 million principal amount in August 1997 and $100.0 million principal amount in March 2002. The proceeds from the issuance of the senior subordinated notes issued in March 2002 were used to pay off, in its entirety, the then outstanding balance under our then-existing term loan A, and to reduce the amount outstanding under the our then-existing term loan B, and pay related deferred debt issuance costs.

        On October 14, 2004, $194.2 million aggregate principal amount of the 9 5/8% senior subordinated notes was repaid with the proceeds of the initial public offering, the concurrent offerings and cash on hand at the redemption price of 102.043% (which redemption price included a consent payment of 0.03%. Also on such date, $27.0 million in proceeds from the initial public offering, the concurrent offerings and cash on hand were set aside to redeem the remaining $25.8 million aggregate principal amount of the 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604% of the remaining aggregate principal amount plus accrued interest.

        12.0% Senior Subordinated Notes due 2016.    In connection with our initial public offering, we issued on October 14, 2004, $124.3 million aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs). In connection with the exercise of the underwriters' over-allotment option, on October 22, 2004 we issued an additional $18.7 million aggregate principal amount of 12.0% senior subordinated notes in the form of EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes. As of April 2, 2005, $165.8 million aggregate principal amount of senior subordinated notes was outstanding.

        Interest on the senior subordinated notes is payable quarterly in arrears on each January 30, April 30, July 30 and October 30 through the maturity date. The senior subordinated notes will mature on October 30, 2016, unless earlier redeemed at our option as described below. We may not redeem the notes prior to October 30, 2009. On and after October 30, 2009, we may redeem for cash all or part of the senior subordinated notes upon not less than 30 or more than 60 days' notice by mail to the owners of senior subordinated notes, at a redemption price of 106.0% beginning October 30, 2009 and thereafter at prices declining annually to 100% on or after October 30, 2012. If we redeem any senior subordinated notes, the senior subordinated notes and Class A common stock represented by each EIS will be automatically separated. Upon the occurrence of a change of control (as defined in the indenture), unless we have exercised our right to redeem all senior subordinated notes as described above, each holder of the senior subordinated notes has the right to require us to repurchase that holder's senior subordinated notes at a price equal to 101.0% of the principal amount of the senior subordinated notes being repurchased, plus any accrued and unpaid interest to the date of repurchase. In order to exercise this right, a holder must separate the senior subordinated notes and Class A common stock represented by such holder's EISs. The senior subordinated notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior secured and senior unsecured indebtedness, including the indebtedness under our revolving credit facility and our senior notes. The senior subordinated notes rank pari passu in right of payment with any of our other subordinated indebtedness.

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

        Although we believe that the senior subordinated notes should be treated as debt for U.S. federal income tax purposes in accordance with the opinion of our tax counsel issued on the date of our initial public offering, this conclusion cannot be assured. If all or a portion of the senior subordinated notes were treated as equity rather than debt for U.S. federal income tax purposes, then a corresponding portion of the interest on the senior subordinated notes would not be deductible by us for U.S. federal income tax purposes. In addition, we would be subject to liability for U.S. withholding taxes on interest payments to non-U.S. holders if such payments were determined to be dividends. Our inability to deduct interest on the senior subordinated notes could materially increase our taxable income and, thus, our U.S. federal and applicable state income tax liability. Our liability for income taxes (and withholding taxes) if the senior subordinated notes were determined to be equity for income tax purposes would materially reduce our after-tax cash flow and would materially and adversely impact our ability to make interest and/or dividend payments and could impact our ability to continue as a going concern. See "Critical Accounting Policies; Use of Estimates—Income Tax Expense Estimates and Policies" for further discussion of income tax matters relating to our senior subordinated notes.

        8.0% Senior Notes due 2011.    Concurrently with our initial public offering and offering of separate senior subordinated notes, we issued $240.0 million aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on April 1, 2005. Our obligations under the senior notes are fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors' general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors' secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors' existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors' future subordinated debt, including the senior subordinated notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

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

  Future Capital Needs

        We are highly leveraged. On April 2, 2005, our total long-term debt and stockholders' equity was $405.8 million and $90.9 million, respectively.

        Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that the cash on our consolidated balance sheet and our cash flow from operations in conjunction with the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit, of approximately $29.9 million at April 2, 2005, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends. We expect to make capital expenditures of between $6.5 million and $7.0 million for fiscal 2005.

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

  Recent Accounting Pronouncements

        In response to the enactment of the American Job Creation Act of 2004 (the "Jobs Act") on October 22, 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers" (FSP 109-1), and FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (FSP 109-2).

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

        The Jobs Act includes a provision that encourages companies to reinvest foreign earnings in the United States by temporarily making certain dividends received by a U.S. corporation from controlled foreign corporations eligible for an 85% dividends-received deduction. We may elect to take this special one-time deduction for dividends received during the fiscal year ending December 31, 2005. FSP 109-2 permits time beyond the financial reporting period of enactment date to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are still in the process of evaluating the effects of the repatriation provision. The related range of income tax effects of such repatriation cannot be reasonably estimated at the time of issuance of these consolidated financial statements. As provided for in FSP 109-2, there have been no amounts recognized under the repatriation provision to date and accordingly, there has been no effect on income tax expense included in these consolidated financial statements as of and for the thirteen weeks ended April 2, 2005.

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

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Based on a recent announcement by the Securities and Exchange Commission, we are required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-

based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will not have a material impact on our consolidated results of operations and earnings per share, since there are currently no share-based payments.

  Related-Party Transactions

        Prior to the consummation of our initial public offering on October 14, 2004, we were party to a management agreement with BRS & Co., the manager of Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), pursuant to which BRS & Co. was paid an annual fee of $500,000 per year for certain management, business and organizational strategy, and merchant and investment banking services. BRS owned the majority of our capital stock prior to the consummation of our initial public offering. The management agreement was terminated as of October 14, 2004.

        We are also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by our company, which fee will not exceed 1.0% of the total transaction value. No such fees were paid during the thirteen weeks ended April 2, 2005 and April 3, 2004.

        In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings.

        We are a party to a lease for our Roseland manufacturing and warehouse facility with 426 Eagle Rock Avenue Associates, a real estate partnership of which Leonard S. Polaner, our Chairman, is the general partner. Total rent expense associated with this lease was approximately $192,000 for the thirteen week periods ended April 2, 2005 and April 3, 2004. The lease expires in April 2009.

Off-balance Sheet Arrangements

        As of April 2, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of January 1, 2005.

	Payments Due by Period
Contractual Obligations:	Total	2005	2006	2007	2008	2009 and Thereafter
	(Dollars in thousands)
Long-term debt(1)	$772,436	$39,096	$39,096	$39,096	$39,096	$616,052
Operating leases	9,567	3,804	2,203	1,506	1,432	622
Other long-term obligations(2)	1,860	1,860	—	—	—	—

Total	$783,863	$44,760	$41,299	$40,602	$40,528	$616,674

(1)
Includes interest obligations on our senior notes at an interest rate of 8.0% per annum through maturity on October 1, 2011 and on our senior subordinated notes of 12.0% per annum through maturity on October 30, 2016.

(2)
Represents expected contributions under our defined benefit pension plans. The expected contributions beyond 2005 are not currently determinable.

        During the thirteen week period ended April 2, 2005, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the table above, except that our expected contributions under our defined benefit pension plans decreased from $1.9 million to $1.0 million.

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

        Our largest customer, Wal-Mart Stores, Inc., accounted for 8.6% of our net sales during the thirteen week period ended April 2, 2005 compared to 7.7% of our net sales during the thirteen week period ended April 3, 2004. Our ten largest customers together accounted for approximately 42.0% of our net sales during the thirteen week period ended April 2, 2005 compared to 39.2% of our net sales during the thirteen week period ended April 3, 2004. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on private label products. If we fail to use our marketing expertise and unique products and category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability may be adversely affected.

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

Most of our food product categories are mature and certain categories have experienced declining consumption rates from time to time. We may be unable to offset any reduction in, or increase, net sales through an increase in trade spending for these categories or an increase in net sales in other categories.

        If consumption rates and sales in our mature food product categories continue to decline, our revenue and operating income may be adversely affected, and we may not be able to offset this decrease in business with increased trade spending or an increase in sales or profitability of other products and product categories.

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

        The value of our exclusive license agreement with Emeril's Food of Love Productions, L.L.C. (EFLP) depends in part on the reputation and integrity of Emeril Lagasse, under whose name the Emeril's products are marketed. Mr. Lagasse is a widely recognized chef who currently enjoys celebrity status for his ability to prepare gourmet foods. Consumer and customer recognition of Mr. Lagasse and the Emeril's brand and the association of this brand with safe and high quality food products form an integral part of our Emeril's products. Should Mr. Lagasse's popularity decline, or should our exclusive license with EFLP be lost or compromised for any reason, our operating results could be adversely impacted. In addition, EFLP may terminate the license agreement at any point if we fail to meet our obligations under the agreement.

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

        We own 107 trademarks which are registered in the United States, 23 trademarks which are registered with certain U.S. states and Puerto Rico, and 227 trademarks which are registered in foreign countries. In addition, we have nine trademark applications pending in the United States and foreign countries. We consider our trademarks to be of significant importance in our business. If the actions we take to establish and protect our trademarks and other proprietary rights are not adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights, it may be necessary for us to initiate or enter into litigation in the future to enforce our trademark right or to defend ourselves against claimed infringement of the rights of others. Any legal proceedings could result in an adverse determination that could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees' collective bargaining agreements or shifts in union policy.

        As of April 2, 2005, approximately 279 of our 762 employees were covered by collective bargaining agreements. Approximately 55 of our employees at our Roseland, New Jersey facility were represented by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863). Approximately 136 of our employees at our Portland and Biddeford, Maine facilities were represented by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334). Approximately 88 of our employees at our Stoughton, Wisconsin facility were represented by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695). Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. In addition, if upon the expiration of existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

        For the latest twelve months ended April 2, 2005, we had cash flows from operations of $21.9 million. If our cash flows from operations for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our revolving credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business.

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

        At April 2, 2005, we had $240.0 million of senior indebtedness, and $165.8 million of senior subordinated indebtedness.

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

        For discussion of these tax related risks, see "Critical Accounting Policies; Use of Estimates—Income Tax Expense Estimates and Policies" above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates. As of April 2, 2005, our revolving credit facility entered into concurrently with our initial public offering and the concurrent offerings was undrawn, and we have no outstanding variable rate borrowings. Interest under our revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.

        We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year. The fair value of the senior notes at January 1, 2005, based on quoted market prices, was $254.4 million.

        We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due October 30, 2016, with interest payable semiannually on April 30 and October 30 of each year. Of such outstanding principal amount, $143.0 million principal amount is represented by approximately 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of April 2, 2005, the fair value of the EISs, based on the per EIS closing price on the AMEX on April 1, 2005, was $14.98 per EIS. It is not practicable to estimate the fair value of the $143.0 million principal amount of senior subordinated notes represented by the EISs. Of the $165.8 aggregate principal amount of senior subordinated notes outstanding, $22.8 million principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at April 2, 2005, based on quoted market prices, was $25.6 million.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2005	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

QuickLinks

Index
PART I FINANCIAL INFORMATION
B&G Foods, Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except per share data) (Unaudited)
B&G Foods, Inc. and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share data) (Unaudited)
B&G Foods, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands) (Unaudited)
B&G Foods, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollars in thousands, except per share data) (Unaudited)
PART II OTHER INFORMATION
SIGNATURE
INDEX TO EXHIBITS