Form 10-Q
period 2005-07-02
B&G Foods, Inc.
filed 2005-07-27
CIK 1278027

As filed with the Securities and Exchange Commission on July 27, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission file number 001-32316

B&G FOODS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3918742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4 Gatehall Drive, Suite 110, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (973) 401-6500

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

As of July 27, 2005, the registrant had 20,000,000 shares of Class A common stock, par value $0.01 per share, and 7,556,443 shares of Class B common stock, par value $0.01 per share, outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	July 2, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$22,397	$28,525
Trade accounts receivable, net	25,478	28,227
Inventories	88,519	79,109
Prepaid expenses	3,679	2,806
Deferred income taxes	1,782	1,782
Income tax receivable	7,311	7,006
Total current assets	149,166	147,455
Property, plant and equipment, net	41,180	43,774
Goodwill	188,629	188,629
Trademarks	193,481	193,481
Other assets	21,217	22,613
Total assets	$593,673	$595,952
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$25,341	$25,861
Accrued expenses	16,794	16,082
Dividends payable	4,240	3,728
Total current liabilities	46,375	45,671
Long-term debt	405,800	405,800
Other liabilities	281	317
Deferred income taxes	54,187	51,903
Total liabilities	506,643	503,691
Stockholders’ equity:
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,000,000 shares	200	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; issued and outstanding 7,556,443 shares	76	76
Additional paid-in capital	156,800	156,800
Accumulated other comprehensive loss	(70)	(25)
Accumulated deficit	(69,976)	(64,790)
Total stockholders’ equity	87,030	92,261
Total liabilities and stockholders’ equity	$593,673	$595,952

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$94,116	$93,735	$184,227	$184,412
Cost of goods sold	67,242	64,269	130,525	125,960
Cost of goods sold—restructuring charge	3,128	—	3,244	—
Gross profit	23,746	29,466	50,458	58,452
Operating expenses:
Sales, marketing and distribution expenses	10,801	11,362	20,860	22,220
General and administrative expenses	1,958	820	3,327	2,355
Management fees-related party	—	125	—	250
Operating income	10,987	17,159	26,271	33,627
Interest expense, net	10,428	7,794	20,862	15,606
Income before tax expense	559	9,365	5,409	18,021
Provision for income taxes	223	3,614	2,115	6,956
Net income	336	5,751	3,294	11,065
Less: preferred stock dividends accumulated and related charges	—	3,782	—	7,690
Net income available to common stockholders	$336	$1,969	$3,294	$3,375
Earnings per share calculations:
Net income available to common stockholders per common share:
Basic and diluted distributed earnings:
Class A common stock	$0.21	$—	$0.42	$—
Earnings (loss) per share:
Basic and diluted Class A common stock	$0.07	$—	$0.23	$—
Basic Class B common stock	$(0.14)	$0.17	$(0.19)	$0.29
Diluted Class B common stock	$(0.14)	$0.13	$(0.19)	$0.22

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities:
Net income	$3,294	$11,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,360	3,237
Amortization of deferred debt issuance costs and bond discount	1,396	1,284
Deferred income taxes	2,284	3,138
Restructuring charge, non-cash portion	2,813	—
Changes in assets and liabilities:
Trade accounts receivable	2,749	(3,497)
Inventories	(9,628)	(3,658)
Prepaid expenses	(873)	(2,864)
Tax receivable	(305)	—
Trade accounts payable	(520)	3,989
Accrued expenses	722	(2,763)
Other liabilities	(36)	1
Net cash provided by operating activities	5,256	9,932
Cash flows from investing activities:
Capital expenditures	(3,371)	(3,394)
Net cash used in investing activities	(3,371)	(3,394)
Cash flows from financing activities:
Payments of long-term debt	—	(750)
Dividends paid	(7,968)	—
Net cash used in financing activities	(7,968)	(750)
Effect of exchange rate fluctuations on cash and cash equivalents	(45)	46
Net (decrease) increase in cash and cash equivalents	(6,128)	5,834
Cash and cash equivalents at beginning of period	28,525	8,092
Cash and cash equivalents at end of period	$22,397	$13,926
Supplemental disclosures of cash flow information:
Cash interest	$19,714	$15,262
Cash income taxes	$99	$1,666
Non-cash transactions:
Accretion of Series C senior preferred stock warrants	$—	$8
Accretion of Series C senior preferred stock dividends	$—	$3,102
Dividends declared and unpaid	$4,240	$—

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

On October 7, 2004, our Registration Statement on Form S-1 in respect of a proposed initial public offering of 17,391,305 Enhanced Income Securities (EISs), an offering of $22,800 of 12.0% senior subordinated notes due 2016 separate from the EISs and an offering of $240,000 of 8.0% senior notes due 2011 was declared effective by the Securities and Exchange Commission. Each EIS represents one share of a then new class of common stock, our Class A common stock, and $7.15 principal amount of 12.0% senior subordinated notes due 2016. The proceeds were allocated to the underlying Class A common stock and senior subordinated notes based upon the relative fair values of each. Trading of the EISs began on the American Stock Exchange on October 8, 2004. On October 14, 2004, the initial public offering, separate senior subordinated notes and senior notes transactions closed and we simultaneously entered into a new senior secured revolving credit facility (see Note 4). From the initial public offering and concurrent offerings, we raised net proceeds (after deducting transaction fees and expenses of $35,313) of approximately $490,704 on October 14, 2004 and $36,783 on October 22, 2004 in connection with the exercise of the underwriters’ over-allotment option for an additional 2,608,695 EISs. We used the proceeds of the initial public offering, the concurrent offerings and cash on hand to repay all outstanding borrowings under, and terminate, our then existing senior secured credit facility, to repay $194,165 of our $220,000 9 5/8% senior subordinated notes due 2007, to repurchase all of our outstanding preferred stock from the existing stockholders, and to repurchase shares of our existing outstanding Class B common stock, options and warrants from the existing stockholders. Also on such date, $25,835 in proceeds from the initial public offering was set aside to redeem the remaining 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604%. In connection with the initial public offering and the concurrent offerings, for the fifty-two week period ended January 1, 2005 we recorded charges that total approximately $23,766. These costs include: (i) $13,907 of costs relating to the early extinguishment of debt included in interest expense (including: the write-off of existing deferred financing fees of $8,361, the write-off of existing bond discount of $655 and bond tender costs of $4,891), and (ii) transaction related compensation expense for the payment of transaction bonuses of $5,948 and the repurchase of employee stock options of $3,911.

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

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

Unless the context requires otherwise, references in this report to “B&G Foods,” “the company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries.

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

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial conditions. As of July 2, 2005, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 41.8% and 39.6% of consolidated net sales for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively. No single customer accounted for more than 9.1% and 7.4% of consolidated net sales for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively.

(2)   Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly our consolidated financial position as of July 2, 2005 and the results of our operations and cash flows for the thirteen and twenty-six week periods ended July 2, 2005 and July 3, 2004.

Our results of operations for the thirteen and twenty-six week periods ended July 2, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended January 1, 2005 included in our Annual Report on

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

Form 10-K for the fiscal year ended January 1, 2005 filed with the Securities and Exchange Commission (SEC) on March 2, 2005.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales.

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

We perform the annual impairment tests on the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

fair value of our company with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our earnings before interest, taxes, depreciation and amortization (EBITDA). We test indefinite life intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater.

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

Accounting Treatment for EISs

Our EISs include Class A common stock and senior subordinated notes. Upon completion of our initial public offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the combined fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that require bifurcation under Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs. Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes, and the allocation of the EIS proceeds to the senior subordinated notes did not result in a premium or discount.

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

The Class A common stock portion of each EIS is included in stockholders’ equity, net of the related portion of the EIS transaction costs allocated to Class A common stock. Dividends paid on the Class A common stock are recorded as a reduction to retained earnings when declared by us. The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred financing costs and is being amortized to interest expense using the effective interest method. Interest on the senior subordinated notes is charged to expense as accrued by us.

Other Comprehensive (Loss) Income Recognition

Other comprehensive (loss) income includes the effect of exchange rate fluctuations on cash and cash equivalents. Other comprehensive loss was $10 and $45 for the thirteen and twenty-six weeks ended July 2, 2005, respectively. Other comprehensive income was $42 and $46 for the thirteen and twenty-six weeks ended July 3, 2004, respectively.

Revenue Recognition

Revenues are recognized when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of sales when recognized in the vendor’s income statement. As a result, certain coupons and promotional expenses are recorded as a reduction of net sales.

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

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$336	$5,751	$3,294	$11,065
Preferred stock dividends accumulated and related charges	—	3,782	—	7,690
Net income available to common stockholders	336	1,969	3,294	3,375
Less: Class A common stock dividends declared	4,240	—	8,480	—
Undistributed (loss) earnings available to Class A and Class B common stockholders	$(3,904)	$1,969	$(5,816)	$3,375
Weighted average common shares outstanding:
Basic and Diluted Class A common shares outstanding	20,000,000	—	20,000,000	—
Basic Class B common shares outstanding	7,556,443	11,593,394	7,556,443	11,593,394
Diluted Class B common shares outstanding	7,556,443	15,492,115	7,556,443	15,492,115
Basic and diluted allocation of undistributed (loss) earnings:
Class A common stock	$(2,833)	$—	$(3,764)	$—
Class B common stock	(1,071)	1,969	(1,422)	3,375
Total	$(3,904)	$1,969	$(5,186)	$3,375
Basic earnings per share:
Undistributed (losses) earnings:
Class A common stock	$(0.14)	$—	$(0.19)	$—
Class B common stock	$(0.14)	$0.17	$(0.19)	$0.29
Distributed earnings:
Class A common stock	$0.21	$—	$0.42	$—
Basic earnings (losses) per share:
Class A common stock	$0.07	$—	$0.23	$—
Class B common stock	$(0.14)	$0.17	$(0.19)	$0.29
Diluted (losses) earnings per share:
Undistributed (losses) earnings:
Class A common stock	$(0.14)	$—	$(0.19)	$—
Class B common stock	$(0.14)	$0.13	$(0.19)	$0.22
Distributed earnings:
Class A common stock	$0.21	$—	$0.42	$—
Diluted earnings (losses) per share:
Class A common stock	$0.07	$—	$0.23	$—
Class B common stock	$(0.14)	$0.13	$(0.19)	$0.22

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

We have outstanding $240,000 principal amount of 8.0% senior notes due 2011. The fair value of the senior notes at July 2, 2005, based on quoted market prices, was $250,800

We also have outstanding $165,800 principal amount of 12.0% senior subordinated notes due 2016. Of such outstanding principal amount, $143,000 principal amount is represented by 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of July 2, 2005, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange on July 1, 2005, was $14.68 per EIS. It is not practicable to estimate the fair value of the $143,000 principal amount of senior subordinated notes represented by the EISs. Of the $165,800 aggregate principal amount of senior subordinated notes outstanding, $22,800 principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at July 2, 2005, based on quoted market prices, was $25,287.

Adoption of New Accounting Standards

In response to the enactment of the American Job Creation Act of 2004 (the “Jobs Act”) on October 22, 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers” (FSP 109-1), and FSP No.109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (FSP 109-2).

FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in tax deduction is up to nine percent of the lesser of taxable income or “qualified production activities income,” as defined by the Jobs Act. The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, we will recognize a reduction in our income tax expense for the domestic production activities in the quarterly period(s) in which we are eligible for the deduction.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition but do not expect SFAS No. 151 to have a material impact.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Based on a recent announcement by the Securities and Exchange Commission, we are required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will not have a material impact on our consolidated results of operations and earnings per share, since there are currently no share-based payments.

(3)   Inventories

Inventories consist of the following:

	July 2, 2005	January 1, 2005
Raw materials and packaging	$24,011	$12,204
Work in process	1,301	1,870
Finished goods	63,207	65,035
Total	$88,519	$79,109

(4)   Long-term Debt

Prior Senior Secured Credit Facility.   On August 21, 2003, we entered into a newly amended and restated $200,000 senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50,000 five-year revolving credit facility and a $150,000 six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used (i) to fund our acquisition of certain assets of The Ortega Brand of Business from Nestle Prepared Foods Company on August 21, 2003, and to pay related transaction fees and expenses and (ii) to fully pay off our remaining obligations under term loan B of our then-existing term loan agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5,300 of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB’s Emerging Issues Task Force, wrote off $1,831 of deferred financing costs related to our then-existing term loan B. Under the senior secured credit facility, interest was determined based on several alternative rates,

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The senior secured credit facility was secured by substantially all of our assets.

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

Senior Secured Credit Facility.   Concurrently with our initial public offering and concurrent offerings, we entered into a $30,000 senior secured revolving credit facility. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility is secured by substantially all of our assets except our real property. The revolving credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The revolving credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn at July 2, 2005. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $72, was $29,928 at July 2, 2005. The maximum letter of credit capacity under the revolving credit facility is $10,000, with a fee of 3.0% for all outstanding letters of credit.

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

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

12.0% Senior Subordinated Notes due 2016.   In connection with our initial public offering, we issued on October 14, 2004, $124,348 aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22,800 aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs). In connection with the exercise of the underwriters’ over-allotment option, on October 22, 2004 we issued an additional $18,652 aggregate principal amount of 12.0% senior subordinated notes in the form of EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes. As of July 2, 2005, $165,800 million aggregate principal amount of senior subordinated notes was outstanding.

Interest on the senior subordinated notes is payable quarterly in arrears on each January 30, April 30, July 30 and October 30 through the maturity date. The senior subordinated notes will mature on October 30, 2016, unless earlier redeemed at our option as described below.

Upon the occurrence of a change of control (as defined in the indenture), unless we have retired the senior subordinated notes or exercised our right to redeem all senior subordinated notes as described below, each holder of the senior subordinated notes has the right to require us to repurchase that holder’s senior subordinated notes at a price equal to 101.0% of the principal amount of the senior subordinated notes being repurchased, plus any accrued and unpaid interest to the date of repurchase. In order to exercise this right, a holder must separate the senior subordinated notes and Class A common stock represented by such holder’s EISs.

We may not redeem the notes prior to October 30, 2009. However, we may, from time to time, seek to retire the senior subordinated notes through cash repurchases of EISs or separate senior subordinated notes and/or exchanges of EISs or separate senior subordinated notes for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

In addition, on and after October 30, 2009, we may redeem for cash all or part of the senior subordinated notes upon not less than 30 or more than 60 days’ notice by mail to the owners of senior subordinated notes, at a redemption price of 106.0% beginning October 30, 2009 and thereafter at prices declining annually to 100% on or after October 30, 2012. If we redeem any senior subordinated notes, the senior subordinated notes and Class A common stock represented by each EIS will be automatically separated.

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

8.0% Senior Notes due 2011.   Concurrently with our initial public offering and offering of separate senior subordinated notes, we issued $240,000 aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on April 1, 2005. Our obligations under the senior notes are fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt, including the senior subordinated notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

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

Subsidiary Guarantees.   We have no assets or operations independent of our direct and indirect subsidiaries. All of our domestic subsidiaries jointly and severally, and fully and unconditionally, guarantee our senior subordinated notes and our senior notes, and management has determined that our only subsidiary that is not a guarantor of our senior subordinated notes and senior notes is a “minor” subsidiary as that term is used in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

Deferred Financing Costs.   In connection with the issuance of the 12.0% senior subordinated notes due 2016 and the 8.0% senior notes due 2011, we capitalized approximately $23,123 of financing costs,

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

which will be amortized over their respective terms. As of July 2, 2005 we had net deferred financing costs of $21,120. During the fourth quarter of fiscal 2004 we wrote-off and expensed $8,361 relating to our then existing senior secured credit facility and our 9 5/8% senior subordinated notes.

At July 2, 2005 and January 1, 2005 accrued interest of $8,117 and $8,365, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

13% Series A Cumulative Preferred Stock.   Each holder of 13% Series A Cumulative Preferred Stock was entitled to receive, when, as and if declared by the our board of directors, out of funds legally available therefor, cash dividends on each share of 13% Series A Cumulative Preferred Stock at a rate per annum equal to 13%, which dividends were cumulative without interest, whether or not earned or declared, on a daily basis, and were payable annually in arrears. These dividends amounted to $29,267 as of July 3, 2004.

13% Series B Cumulative Preferred Stock. Each holder of 13% Series B Cumulative Preferred Stock was entitled to receive, when, as and if declared by the our board of directors, out of funds legally available therefor, cash dividends on each share of 13% Series B Cumulative Preferred Stock at a rate per annum equal to 13%, which dividends were cumulative without interest, whether or not earned or declared, on a daily basis, and were payable annually in arrears. These dividends amounted to $11,345 as of July 3, 2004.

On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings, and cash on hand, to repurchase all of our outstanding Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock for an aggregate purchase price of $32,736 and $24,481, respectively, which was recorded against stockholders’ equity.

Warrants.   The holders of the Series B Cumulative Preferred Stock received warrants exercisable to purchase an aggregate of 1,289,621 shares of our common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009. All of these warrants remained outstanding at July 3, 2004. In October 2004, we used a portion of the proceeds from our initial public offering (including from the exercise of the over-allotment option) and the concurrent offerings, and cash on hand to repurchase all of the outstanding warrants granted to the holders of our Series B Cumulative Preferred Stock for an aggregate purchase price of $6,733, which was recorded against stockholders’ equity.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

(6)   Mandatorily Redeemable Preferred Stock

Series C Senior Preferred Stock.   When and as declared by our board of directors and to the extent permitted under the General Corporation Law of the State of Delaware, we paid preferential dividends to the holders of our Series C Senior Preferred Stock. Dividends on each share of Series C Senior Preferred Stock accrued at a rate of 14% per annum. Such dividends accrued whether or not they were declared and whether or not we had profits, surplus or other funds legally available for the payment of dividends. To the extent that all accrued dividends were not paid on each June 30 and December 31 of each year beginning June 30, 2000 (which we refer to as the “dividend reference dates”), all dividends which had accrued on each share of Series C Senior Preferred Stock outstanding during the six-month period (or other period in the case of the initial dividend reference date) ending upon each such dividend reference date was accumulated and added to the liquidation value of such share. These dividends amounted to $21,224 as of July 3, 2004. Such dividends are charged to net income available to common stockholders.

On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings, and cash on hand to repurchase all of our outstanding Series C Senior Preferred Stock for an aggregate purchase price of $48,433, which was recorded against stockholders’ equity.

Warrants.   The holders of our Series C Senior Preferred Stock received warrants exercisable to purchase an aggregate of 1,805,477 shares of our common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009. All of these warrants remained outstanding at July 3, 2004. In October 2004, we used a portion of the proceeds from our initial public offering (including from the exercise of the over-allotment option) and the concurrent offerings, and cash on hand to repurchase a portion of the outstanding warrants granted to the holders of our Series C Senior Preferred Stock for an aggregate purchase price of $2,173, which was recorded against stockholders’ equity. The remaining 728,393 warrants that had been granted to the holders of our Series C Senior Preferred Stock were exercised for an equivalent number of shares of our Class B common stock as of October 22, 2004.

(7)   Capital Stock and Option Plan

Voting Rights.   The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. Shares of our Class A common stock and shares of our Class B common stock are entitled to the same voting rights per share and vote together as a single class on all matters with respect to which holders are entitled to vote, except that so long as our former sponsor investor, BRS, together with its affiliates, beneficially owns more than 10% of the outstanding shares of Class A and Class B common stock in the aggregate on a fully-diluted basis, the holders of our Class B common stock will have the exclusive right to elect two directors to the board of directors. In accordance with the restated stockholders agreement, so long as the holders of Class B common stock have the right to elect two directors, the holders of our Class B common stock have agreed to vote for two director nominees nominated by our former sponsor investor. The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

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

“Class B Available Cash” means the lesser of: (i) “excess cash” (as defined in the indenture governing our senior subordinated notes) for the last four fiscal quarters, including the most recently completed fiscal quarter, minus the sum of the aggregate amount of the prior four Class A dividends, and minus dividend restricted cash of $6.0 million or (ii) the aggregate per share amount of dividends declared or to be declared on our Class A common stock (or 1.1 times such amount for dividends with respect to periods commencing after December 31, 2006) with respect to the annual period for which the dividends on our Class B common stock are to be paid multiplied by the number of shares of our Class B common stock issued and outstanding on the last day of such period.

Under our organizational documents, through the dividend payment dates with respect to the quarterly and annual dividend payment periods ending January 2, 2010, dividends on our Class B common stock will be subordinated to the payment of dividends on our Class A common stock. Specifically: (i) an annual dividend on our Class B common stock may only be declared if we have declared and paid dividends on our Class A common stock at no less than the quarterly rate of $0.212 per share for each of the four fiscal quarters corresponding to such annual dividend payment period of the Class B common stock and (ii) no dividends on our Class B common stock may be declared with respect to any annual period unless the “Class B Threshold Amount” (as defined below) as of the last day of such period is at least $10.0 million.

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

“Class B Threshold Amount” as of any date means the amount of cash on our consolidated balance sheet as of such date calculated on a pro forma basis giving effect to the payment of any previously declared but unpaid dividends on any class of our capital stock and the payment of any dividends to be declared with respect to any class of our capital stock with respect to the period for which the Class B Threshold Amount is being calculated less any actual or funded borrowings under our new revolving credit facility (or any successor or additional revolving credit facility) as of such date.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

On December 27, 2004, our board of directors declared a cash dividend of $0.1864 per share for our 20 million shares of Class A common stock for the partial quarterly dividend period commencing on October 14, 2004, the date of completion of our initial public offering, and ending on January 1, 2005. We made this dividend payment on January 31, 2005 to holders of record as of December 31, 2005. On March 8, 2005, our board of directors declared a cash dividend of $0.2120 per share for our 20 million shares of Class A common stock for the quarterly dividend period ending on April 2, 2005. We made this dividend payment on May 2, 2005 to holders of record as of March 31, 2005. On May 17, 2005, our board of directors declared a cash dividend of $0.2120 per share for our 20 million shares of Class A common stock for the quarterly dividend period ending on July 2, 2005. We are scheduled to make this dividend payment on August 1, 2005 to holders of record as of June 30, 2005. No dividends were declared for our Class B common stock in the first half of fiscal 2005 or in fiscal 2004.

Additional Issuance of Our Authorized Common Stock.   Additional shares of our authorized common stock may be issued, as determined by the board of directors of our company from time to time, without approval of holders of our common stock, except as may be required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. However, according to our bylaws we may not issue any shares of Class A common stock unless: (i) they are issued as part of an EIS, the issuance of which has been registered with the SEC, (ii) any EIS that may result from the combination of the shares of Class A common stock and our senior subordinated notes have been issued in a transaction registered with the SEC or (iii) no EISs are currently outstanding.

1997 Incentive Stock Option Plan.   In 1997, we adopted the 1997 Incentive Stock Option Plan for our and our subsidiaries’ key employees. The option plan authorized for grant to key employees and officers options for up to 736,263 shares of our common stock. The option plan authorized us to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986 or (ii) non-qualified stock options. The option plan provided that it may be administered by our board of directors or a committee designated by our board of directors. Options granted under the option plan were exercisable in accordance with the terms established by the board of directors. Under the option plan, our board of directors determined the exercise price of each option granted, which in the case of incentive stock options, could not be less than fair value. All option grants were made at fair value as determined by a third party valuation. Options expired on the date determined by the board of directors, which expiration date was not permitted to be later than the tenth anniversary of the date of grant. The options vested ratably over 5 years. No options were granted during fiscal 2004, 2003 or 2002. Prior to our initial public offering, options to purchase 728,020 shares of our common stock, all of which were incentive stock options, had been granted since the inception of the option plan, and 8,243 additional shares were available for grant under the plan. Upon the consummation of our initial public offering and following the option repurchases described below, we terminated the option plan.

Other Stock Options.   Pursuant to the terms of a license agreement with Emeril’s Food of Love Productions, LLC (EFLP) dated June 2000, we granted EFLP and William Morris Agency, Inc. 68,021 and 7,582 stock options, respectively. Prior to our initial public offering, all such options were exercisable at a price of $0.09 per share of common stock, were fully vested and had an expiration date of June 9, 2010. We recorded the options at fair value and expensed such options in 2000.

Option Repurchases.   On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings to repurchase all options outstanding under the option plan for an aggregate purchase price of $3,911, and terminated the option plan. The repurchase of stock options was

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

charged to operations. In addition, we used a portion of the proceeds from our initial public offering and the concurrent offerings and cash on hand to repurchase all options that we had granted to EFLP and William Morris Agency for an aggregate purchase price of $406. The repurchase of non-employee stock options was charged to our stockholders’ equity up to the fair value of the stock options on the date of repurchase.

(8)   Pension Benefits

Net periodic costs for the thirteen and twenty-six week periods ended July 2, 2005 and July 3, 2004 include the following components:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost—benefits earned during the period	$377	$337	$754	$676
Interest cost on projected benefit obligation	276	257	553	517
Expected return on plan assets	(262)	(204)	(524)	(413)
Amortization of unrecognized prior service cost	1	0	2	0
Amortization of unrecognized loss	48	46	96	93
Net pension benefit cost	$440	$436	$881	$873

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 that we expected to contribute $1,860 to our pension plans in 2005. As of July 2, 2005, $370 in contributions have been made. As of July 2, 2005, we anticipate our total contribution to be $1,000 for the plan year ended December 31, 2005 to fund our pension plan obligations.

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

We are party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by our company, which fee will not exceed 1.0% of the total transaction value. No such fees were paid during the twenty-six weeks ended July 2, 2005 and July 3, 2004.

In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings.

We lease a manufacturing and warehouse facility from the chairman of our board of directors under an operating lease, which expires in April 2009. Total rent expense associated with this lease was $384 for the twenty-six weeks ended July 2, 2005 and July 3, 2004.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

(10)   Commitments and Contingencies

We did not make any material expenditures during the twenty-six week periods ended July 2, 2005 and July 3, 2004 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

We have employment agreements with our executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances. As of July 2, 2005, if all of our executives were to be terminated by us without cause (as defined) or as a result of the employees’ disability, our severance liability would be approximately $1,965.

(11)   Long-term Incentive Plan

In connection with our initial public offering, we adopted a long-term incentive plan (LTIP). Our executive officers and other senior employees to be identified by the compensation committee of our board of directors will be eligible to participate in the LTIP. The purpose of the LTIP is to strengthen the mutuality of interests between the LTIP participants and holders of our EISs. The LTIP is administered by our compensation committee, which has the power to, among other things, determine those individuals who will participate in the LTIP; the level of participation of each participant in an incentive pool; the conditions that must be satisfied in order for the participants to vest in their allocated incentive pool amounts (including establishing specified performance targets that must be achieved in order for a pool to be created and amounts to be allocated to the participants); and other conditions that the participants must satisfy in order to receive payment of their allocated amounts. Under the LTIP, the maximum amount that any one participant can receive in respect of a one-year performance period is $1,000. The LTIP is an unfunded plan. No amounts have been earned to date by participants under the LTIP and there was no expense related to the LTIP in the twenty-six week period ending July 2, 2005.

(12)   Restructuring Charge

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity and operating efficiencies, and lower our overall costs. In the twenty-six weeks ended July 2, 2005, we recorded a charge in connection with the plant closing of $3,244, of which $3,128 was recorded during the thirteen weeks ended July 2, 2005 and $116 was recorded during the thirteen weeks ended April 2, 2005. The charge included a cash charge for employee compensation and other costs of approximately $431 and a non-cash write-down of inventory, land, building and equipment of approximately $2,813.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the twenty-six weeks ended July 2, 2005 included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2005 (fiscal 2004) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2005.

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

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading “Forward-Looking Statements” and “Certain Factors That May Affect Future Results” in this report include:

Fluctuations in Commodity Prices.   We purchase raw materials, including agricultural products, meat and poultry from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. We have seen increasing prices in certain of these commodities, and we expect this trend may continue. In the twenty-six weeks ended July 2, 2005, our commodity prices for maple syrup, meat, beans and cans were higher than those incurred during the twenty-six weeks ended July 3, 2004. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. There can be no assurance, however, that any price increases by us will offset the increased cost of these raw material commodities, or that we will be able to raise prices at all.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales.

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

We perform the annual impairment tests on the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our earnings before interest, taxes, depreciation and amortization (EBITDA). We test indefinite life intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater.

We completed our annual impairment tests for the year ended January 1, 2005 with no adjustments to the carrying values of goodwill and indefinite life intangibles. We did not note any events or circumstances during the twenty-six week period ended July 2, 2005 that would indicate that goodwill or indefinite life intangibles might be impaired.

Accounting Treatment for EISs.

Our EISs include Class A common stock and senior subordinated notes. Upon completion of our initial public offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the combined fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that require bifurcation under Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs. Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes, and the allocation of the EIS proceeds to the senior subordinated notes did not result in a premium or discount.

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

The Class A common stock portion of each EIS is included in stockholders’ equity, net of the related portion of the EIS transaction costs allocated to Class A common stock. Dividends paid on the Class A common stock are recorded as a reduction to retained earnings when declared by us. The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred financing costs and is being amortized to interest expense using the effective interest method. Interest on the senior subordinated notes is charged to expense as accrued by us.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the thirteen and twenty-six week periods ended July 2, 2005 and July 3, 2004 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Common Size Income Statement:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.4%	68.6%	70.9%	68.3%
Costs of goods sold—restructuring charge	3.3%	0.0%	1.8%	0.0%
Gross profit	25.2%	31.4%	27.4%	31.7%
Sales, marketing and distribution expenses	11.5%	12.1%	11.3%	12.0%
General and administrative expenses	2.1%	0.9%	1.8%	1.3%
Management fees-related party	0.0%	0.1%	0.0%	0.1%
Operating income	11.7%	18.3%	14.3%	18.2%
Interest expense, net	11.1%	8.3%	11.3%	8.5%
Income before income taxes	0.6%	10.0%	2.9%	9.8%
Provision for income taxes	0.2%	3.9%	1.1%	3.8%
Net income	0.4%	6.1%	1.8%	6.0%
Preferred stock dividend accumulated and related charges	0.0%	4.0%	0.0%	4.2%
Net income available to common stockholders per common share	0.4%	2.1%	1.8%	1.8%

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

Net Interest Expense.   Net interest expense includes interest relating to our outstanding indebtedness net of interest income.

Thirteen-week period ended July 2, 2005 compared to thirteen-week period ended July 3, 2004.

Net Sales.   Net sales increased $0.4 million or 0.4% to $94.1 million for the thirteen-week period ended July 2, 2005 from $93.7 million for the thirteen-week period ended July 3, 2004. Sales increased $0.5 million relating to price increases and product mix improvements, which was offset by a decrease in unit volume of $0.1 million. Sales of our lines of Ortega, Polaner, Sason, and Emeril products increased in the amounts of $1.5 million, $0.5 million, $0.5 million and $0.4 million or 8.8%, 6.6%, 67.2% and 5.0%, respectively. These increases were offset by a reduction of sales in B&M Baked Beans, Underwood, Maple Grove Farms and Joan of Arc products $1.1 million, $0.5 million, $0.4 million and $0.3 million or 12.2%, 9.5%, 2.9% and 22.1%, respectively. All other brands decreased, in the aggregate by, $0.2 million or 0.6%.

Gross Profit.   Excluding the restructuring charge described below, pro forma gross profit decreased $2.6 million or 8.8% to $26.9 million for the thirteen-week period ended July 2, 2005 from $29.5 million for the thirteen-week period ended July 3, 2004. Pro forma gross profit expressed as a percentage of net sales decreased 2.8% to 28.6% in the thirteen-week period ended July 2, 2005 from 31.4% in the thirteen-week period ended July 3, 2004. Higher transportation costs, primarily relating to fuel surcharges, decreased pro forma gross profit margin by 1.0%, higher costs of meat decreased pro forma gross profit margin by 0.5%, an increase in slotting costs decreased pro forma gross profit margin by 0.5% and higher costs of beans, maple syrup and cans, partially offset by a shift in the mix of products sold, decreased pro forma gross profit margin by 0.8%.

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. We recorded in cost of goods sold a restructuring charge associated with the plant closing relating to employee compensation and other costs of approximately $0.4 million and a non-cash write-down of inventory, land, building and equipment of approximately $2.8 million. In the thirteen-weeks ended July 2, 2005, we expensed $3.1 million of this charge. We had previously expensed $0.1 million of the $0.4 million employee compensation and other costs during the thirteen weeks ended April 2, 2005. No restructuring charges were recorded or expensed during the thirteen weeks ended July 3, 2004.

Sales, Marketing and Distribution Expenses.   Sales, marketing and distribution expenses decreased $0.6 million or 4.9% to $10.8 million for the thirteen-week period ended July 2, 2005 from $11.4 million for the thirteen-week period ended July 3, 2004. These expenses as a percentage of net sales decreased to 11.5% for the thirteen-week period ended July 2, 2005 from 12.1% for the thirteen-week period ended July 3, 2004. This reduction is primarily due to a reduction in media advertising of $1.1 million offset by an increase in brokerage and salesmen commissions of $0.4 million. All other expenses increased $0.1 million.

General and Administrative Expenses.   General and administrative expenses and management fees increased $1.1 million or 107.2% to $2.0 million for the thirteen-week period ended July 2, 2005 from $0.9 million in the thirteen-week period ended July 3, 2004. The increase was primarily due to incremental costs associated with Sarbanes-Oxley of $0.3 million and additional public company costs of $0.3.

Operating Income.   As a result of the foregoing, operating income decreased $6.2 million or 36.0% to $11.0 million for the thirteen-week period ended July 2, 2005 from $17.2 million for the thirteen-week period ended July 3, 2004. Operating income expressed as a percentage of net sales decreased to 11.7% in the thirteen-week period ended July 2, 2005 from 18.3% in the thirteen-week period ended July 3, 2004.

Interest Expense.   Net interest expense increased $2.6 million or 33.8% to $10.4 million for the thirteen-week period ended July 2, 2005 from $7.8 million in the thirteen-week period ended July 3, 2004. The average debt outstanding increased approximately $37.8 million in the thirteen-week period ended July 2, 2005 as compared to the thirteen-week period ended July 3, 2004. In addition, the effective interest rate for our outstanding debt during the thirteen-week period ended July 2, 2005 under our post-initial public offering capital structure was higher than the effective interest rate for our outstanding debt during the thirteen-week period ended July 3, 2004. See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.   Income tax expense decreased $3.4 million or 93.8% to $0.2 million for the thirteen-week period ended July 2, 2005 from $3.6 million in the thirteen-week period ended July 3, 2004. Our effective tax rate was 39.9% for the thirteen-week period ended July 2, 2005 and 38.6% for the thirteen-week period ended July 3, 2004.

Preferred Stock Dividends Accumulated and Related Charges.   Preferred stock dividends accumulated and related charges for the thirteen-week period ended July 3, 2004 was $3.8 million. All of our then outstanding preferred stock was repurchased on October 14, 2004 with the proceeds from our initial public offering and the concurrent offerings. Accordingly, no preferred stock dividends were accumulated for the thirteen-week period ended July 2, 2005.

Twenty-six week period ended July 2, 2005 compared to twenty-six week period ended July 3, 2004.

Net Sales.   Net sales decreased $0.2 million or 0.1% to $184.2 million for the twenty-six week period ended July 2, 2005 from $184.4 million for the twenty-six week period ended July 3, 2004. Sales decreased $2.5 million relating to unit volume, which was offset by price increases and product mix improvements of $2.3 million. Sales of our lines of Maple Grove Farms, Polaner and Las Palmas products increased $2.4 million, $1.4 million, and $1.0 million or 10.5%, 8.2%, and 10.7%, respectively. These increases were offset by a reduction of sales in Ortega, Underwood, B&M Baked Beans, Emeril, Sason, Vermont Maid, and B&G pickles and peppers products in the amounts of $1.4 million, $1.2 million, $0.5 million, $0.5 million, $0.5 million, $0.4 million and $0.3 million or 3.4%, 11.0%, 3.8%, 3.5%, 21.9%, 31.0% and 1.2%, respectively. All other brands decreased, in the aggregate by, $0.2 million or 1.2%.

Gross Profit.   Excluding the restructuring charge described below, pro forma gross profit decreased $4.8 million or 8.1% to $53.7 million for the twenty-six week period ended July 2, 2005 from $58.5 million for the twenty-six week period ended July 3, 2004. Pro forma gross profit expressed as a percentage of net sales decreased 2.6% to 29.1% in the twenty-six week period ended July 2, 2005 from 31.7% in the twenty-six week period ended July 3, 2004. The shift in the mix of products sold during the twenty-six week period July 2, 2005 accounted for a decline in pro forma gross profit margin of 0.4% for such period, higher transportation costs, primarily relating to fuel surcharges, accounted for a decline in pro forma gross profit margin of 0.3%, higher costs of meat accounted for a 0.5% decline in pro forma gross profit margin and higher costs of beans, maple syrup and cans accounted for an additional 1.4% decline in pro forma gross profit margin.

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. We recorded in cost of goods sold a restructuring charge associated with the plant closing relating to employee compensation and other costs of approximately $0.4 million and a non-cash write-down of inventory, land, building and equipment of approximately $2.8 million. In the twenty-six weeks ended July 2, 2005, we expensed all $3.2 million of this charge. No restructuring charges were recorded or expensed during the twenty-six weeks ended July 3, 2004.

Sales, Marketing and Distribution Expenses.   Sales, marketing and distribution expenses decreased $1.3 million or 6.1% to $20.9 million for the twenty-six week period ended July 2, 2005 from $22.2 million for the twenty-six week period ended July 3, 2004. These expenses as a percentage of net sales decreased to 11.3% for the twenty-six week period ended July 2, 2005 from 12.0% for the twenty-six week period ended July 3, 2004. This reduction is primarily due to a reduction in media advertising of $1.2 million and brokerage and salesmen commissions of $0.2 million. All other expenses increased $0.1 million.

General and Administrative Expenses.   General and administrative expenses and management fees increased $0.7 million or 27.7% to $3.3 million for the twenty-six week period ended July 2, 2005 from $2.6 million in the twenty-six week period ended July 3, 2004. The increase was primarily due to incremental costs associated with Sarbanes-Oxley of $0.3 million and additional public company costs of $0.6 million, which were partially offset by the elimination of the management fees previously paid to BRS.

Operating Income.   As a result of the foregoing, operating income decreased $7.3 million or 21.9% to $26.3 million for the twenty-six week period ended July 2, 2005 from $33.6 million for the twenty-six week period ended July 3, 2004. Operating income expressed as a percentage of net sales decreased to 14.3% in the twenty-six week period ended July 2, 2005 from 18.2% in the twenty-six week period ended July 3, 2004.

Interest Expense.   Net interest expense increased $5.3 million or 33.7% to $20.9 million for the twenty-six week period ended July 2, 2005 from $15.6 million in the twenty-six week period ended July 3, 2004. The average debt outstanding increased approximately $37.3 million in the twenty-six week period ended July 2, 2005 as compared to the twenty-six week period ended July 3, 2004. In addition, the effective interest rate for our outstanding debt during the twenty-six week period ended July 2, 2005 under our post-initial public offering capital structure was higher than the effective interest rate for our outstanding debt during the twenty-six week period ended July 3, 2004. See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.   Income tax expense decreased $4.9 million or 69.6% to $2.1 million for the twenty-six week period ended July 2, 2005 from $7.0 million in the twenty-six week period ended July 3, 2004. Our effective tax rate was 39.1% for the twenty-six week period ended July 2, 2005 and 38.6% for the twenty-six week period ended July 3, 2004.

Preferred Stock Dividends Accumulated and Related Charges.   Preferred stock dividends accumulated and related charges for the twenty-six week period ended July 3, 2004 was $7.7 million. All of our then outstanding preferred stock was repurchased on October 14, 2004 with the proceeds from our initial public offering and the concurrent offerings. Accordingly, no preferred stock dividends were accumulated for the twenty-six week period ended July 2, 2005.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures and working capital needs. See also, “Dividend Policy” and “Commitments and Contractual Obligations” below. We fund our liquidity needs primarily through cash generated from operations and to the extent necessary, through borrowings under our revolving credit facility.

Cash Flows.   Cash provided by operating activities decreased $4.6 million to $5.3 million for the twenty-six week period ended July 2, 2005 from $9.9 million in the twenty-six week period ended July 3, 2004. The decrease was due to an increase in inventory, a decrease in accounts payable, a decrease in net income offset by an increase in accrued expenses and a decrease in accounts receivable. Working capital at

July 2, 2005 was $102.8 million, an increase of $1.0 million over working capital at January 1, 2005 of $101.8 million.

Net cash used in investing activities for the twenty-six week period ended July 2, 2005 was $3.4 million as compared to net cash used in investing activities of $3.4 million for the twenty-six week period ended July 3, 2004. Capital expenditures during the twenty-six week period ended July 2, 2005 of $3.4 million included purchases of manufacturing and computer equipment and were consistent with the $3.4 million in similar capital expenditures for the twenty-six week period ended July 3, 2004.

Net cash used in financing activities for the twenty-six week period ended July 2, 2005 was $8.0 million as compared to $0.8 million for the twenty-six week period ended July 3, 2004. In December 2004, our board of directors declared $3.7 million, or $0.185 per share, in dividends payable to holders of our Class A common stock, and in April 2005 our board of directors declared $4.2 million, or $0.212, in dividends payable to holders of our Class A common stock, which dividends were paid on January 31, 2005 and May 2, 2005, respectively. The net cash used in financing activities for the twenty-six week period ended July 3, 2004, included our required $0.8 million year-to-date payment under our then existing term loan.

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

Non-GAAP Financial Measures

Certain disclosures in this report include “non-GAAP (Generally Accepted Accounting Principles) financial measures.” A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows. We present EBITDA (net income before net interest expense, income taxes, depreciation and amortization) and adjusted EBITDA (EBITDA as adjusted for transaction related compensation expenses incurred in fiscal 2004 in connection with our initial public offering, the concurrent offerings and the related transactions and restructuring charges incurred in fiscal 2005) because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in the indenture governing our senior notes, our revolving credit facility and the indenture governing our senior subordinated notes contain ratios based on these measures.

A reconciliation of EBITDA and adjusted EBITDA with the most directly comparable GAAP measure is included below for the thirteen and twenty-six weeks ended July 2, 2005 and July 3, 2004 along with the components of EBITDA and adjusted EBITDA.

Reconciliation of EBITDA and Adjusted EBITDA to Net Cash Provided by Operating Activities (dollars in thousands).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$336	$5,751	$3,294	$11,065
Depreciation	1,693	1,632	3,360	3,237
Income tax expense	223	3,614	2,115	6,956
Interest expense, net	10,428	7,794	20,862	15,606
EBITDA(1)	12,680	18,791	29,631	36,864
Adjustments to EBITDA(1)(2)	3,128	—	3,244	—
Adjusted EBITDA(1)	15,808	18,791	32,875	36,864
Income tax expense	(223)	(3,614)	(2,115)	(6,956)
Interest expense, net	(10,428)	(7,794)	(20,862)	(15,606)
Deferred income taxes	485	1,663	2,284	3,138
Amortization of deferred financing and bond discount	698	642	1,396	1,284
Changes in assets and liabilities	(507)	3,067	(7,891)	(8,792)
Restructuring charge, cash portion	(315)	—	(431)	—
Net cash provided by operating activities	$5,518	$12,755	$5,256	$9,932

(1)          We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA as adjusted for the transaction related compensation expenses incurred in fiscal 2004 connection with our initial public offering, the concurrent offerings and related transactions and restructuring charges incurred in fiscal 2005 . We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net cash provided by operating activities. We present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in our revolving credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. EBITDA and adjusted EBITDA are not substitutes for operating income or net income, as determined in accordance with generally accepted accounting principles. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions, if any, and pay its income taxes and dividends, if any, and in the case of adjusted EBITDA, cash used to pay transaction related bonuses and repurchase of employee stock options and the cost to restructure our operations. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA also are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes and in the case of adjusted EBITDA, the cost of transaction related bonuses and repurchase of employee stock options and the cost to restructure our operations. EBITDA and adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities.

(2)          On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In the twenty-six weeks ended July 2, 2005, we recorded a charge of $3.2 million, of which $3.1 million was recorded during the thirteen weeks ended July 2, 2005 and $0.1 million was recorded during the thirteen weeks ended April 2, 2005. The charge associated with the plant closing included a cash charge for employee compensation and other costs of approximately

$0.4 million and a non-cash write-down of inventory, land, building and equipment of approximately $2.8 million.

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

For the twenty-six weeks ended July 2, 2005, we had cash flows provided by operations of $5.3 million. If our cash flows from operations for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our revolving credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business.

The table below illustrates for the fiscal year ended January 1, 2005 and the latest twelve months ended July 2, 2005, respectively, the amount of cash that we had available for distribution to our stockholders.

	Fiscal Year Ended	Less: Twenty-six Weeks Ended	Plus: Twenty-six Weeks Ended	Latest Twelve Months Ended
Cash Available to Pay Dividends	January 1, 2005	July 3, 2004	July 2, 2005	July 2, 2005(a)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands)
Net cash provided by operating activities(b)	$19,302	$9,932	$5,256	$14,626
Interest expense, net(c)	48,148	15,606	20,862	53,404
Income taxes	2,126	6,956	2,115	(2,715)
Amortization of deferred debt issuance costs and bond discount	(2,532)	(1,284)	(1,396)	(2,644)
Costs relating to the early extinguishment of debt(c)	(13,906)	—	—	(13,906)
Deferred income taxes	(7,462)	(3,138)	(2,284)	(6,608)
Restructuring charge, non-cash portion(d)	—	—	(2,813)	(2,813)
Changes in assets and liabilities(b)	14,616	8,792	7,891	13,715
EBITDA	60,292	36,864	29,631	53,059
Restructuring charge(d)	—	—	3,244	3,244
Transaction related compensation expenses(e)	9,859	—	—	9,859
Adjusted EBITDA	70,151	36,864	32,875	66,162
Reduction for cash income tax expense	—	—	(99)	(99)
Pro forma cash interest expense(f)	(39,096)	(19,548)	(19,466)	(39,014)
Capital expenditures	(6,598)	(3,394)	(3,371)	(6,575)
Restructuring charge, cash portion(d)	—	—	(431)	(431)
Cash available to pay dividends	$24,457	$13,922	$9,508	$20,043

(a)           Our unaudited consolidated statements of operations and cash flow data for the latest twelve months ended July 2, 2005 was derived from our audited consolidated statements of operations and cash flow data for the fiscal year ended January 1, 2005 and (i) subtracting from it our unaudited consolidated statements of operations and cash flow data for the twenty-six weeks ended July 3, 2004 and (ii) adding to it our unaudited consolidated statements of operations and cash flow data for the twenty-six weeks ended July 2, 2005.

(b)   Dividends declared and unpaid during the fiscal year ended January 1, 2005 of $3.7 million, which had previously been reported as part of “net cash provided by operating activities” in our consolidated statements of cash flows in our Annual Report on Form 10-K filed with the SEC on March 2, 2005 has been reclassified as a non-cash financing activity.

(c)           Net interest expense for the fiscal year ended January 1, 2005 includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(d)          On July 1, 2005, we closed our New Iberia, Louisiana manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In the twenty-six weeks ended July 2, 2005, we recorded a charge of $3.2 million. The charge associated with the plant closing included a cash charge for employee compensation and other costs of approximately $0.4 million and a non-cash write-down of inventory, land, building and equipment of approximately $2.8 million.

(e)           Transaction related compensation expenses, which were incurred in connection with our initial public offering, the concurrent offerings and the related transactions, include: $6.0 million for transaction bonuses and $3.9 million for our repurchase of employee stock options.

(f)             The fiscal year ended January 1, 2005 pro forma cash interest expense under our post-initial public offering capital structure assuming the initial public offering, concurrent offerings and related transactions occurred on January 4, 2004. Accordingly, the cash interest expense includes, respectively, 12.0% interest on $165.8 million of senior subordinated notes and 8.0% interest on $240.0 million of senior notes. Pro forma cash interest expense for the twenty-six weeks ended July 3, 2004 is an amount equal to one quarter of the pro forma cash interest expense for the fiscal year ended January 1, 2005. Pro forma cash interest expense for the twenty-six weeks ended July 2, 2005 is our actual interest expense, for such period less the non-cash amortization of deferred debt issuance costs, which is included in net interest expense for such period.

There can be no assurance that we will continue to pay dividends at historical levels, or at all. Dividend payments are not mandatory or guaranteed, are within the absolute discretion of our board of directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Over time, our EBITDA, adjusted EBITDA and capital expenditure, working capital and other cash needs will be subject to uncertainties, which could impact the level of any dividends, if any, we pay in the future.

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

Environmental Clean-Up Costs.

We have not made any material expenditures during the twenty-six week period ended July 2, 2005 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt.

Prior Senior Secured Credit Facility.   On August 21, 2003, we entered into a newly amended and restated $200.0 million senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50.0 million five-year revolving credit facility and a $150.0 million six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used (i) to fund our acquisition of certain assets of The Ortega Brand of Business from Nestle Prepared Foods Company on August 21, 2003, and to pay related transaction fees and expenses and (ii) to fully pay off our remaining obligations under term loan B of our then-existing term loan agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5.3 million of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB’s Emerging Issues Task Force, wrote off $1.8 million of deferred financing costs related to our then-existing term loan B. Under the senior secured credit facility, interest was determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The senior secured credit facility was secured by substantially all of our assets.

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

Senior Secured Credit Facility.   Concurrently with our initial public offering and concurrent offerings, we entered into a $30.0 million senior secured revolving credit facility. Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. The revolving credit facility is secured by substantially all of our assets except our real property. The revolving credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The revolving credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn at July 2, 2005. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.1 million, was $29.9 million at July 2, 2005. The maximum letter of credit capacity under the revolving credit facility is $10 million, with a fee of 3% for all outstanding letters of credit.

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

On October 14, 2004, $194.2 million aggregate principal amount of the 9 5/8% senior subordinated notes was repaid with the proceeds of the initial public offering, the concurrent offerings and cash on hand at the redemption price of 102.043% (which redemption price included a consent payment of 0.03%. Also on such date, $27.0 million in proceeds from the initial public offering, the concurrent offerings and cash on hand were set aside to redeem the remaining $25.8 million aggregate principal amount of the 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604% of the remaining aggregate principal amount plus accrued interest. The difference between the carrying value, including remaining bond discount of $0.7 million, and the redemption value of approximately $4.9 million has been recognized as interest expense in our fiscal 2004 consolidated statement of operations. In connection with the extinguishment of these notes, we wrote-off all of our previously incurred deferred financing costs, which is also included in interest expense in fiscal 2004.

12.0% Senior Subordinated Notes due 2016.   In connection with our initial public offering, we issued on October 14, 2004, $124.3 million aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs). In connection with the exercise of the underwriters’ over-allotment option, on October 22, 2004 we issued an additional $18.7 million aggregate principal amount of 12.0% senior subordinated notes in the form of EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes. As of July 2, 2005, $165.8 million aggregate principal amount of senior subordinated notes was outstanding.

Interest on the senior subordinated notes is payable quarterly in arrears on each January 30, April 30, July 30 and October 30 through the maturity date. The senior subordinated notes will mature on October 30, 2016, unless earlier retired or redeemed at our option as described below.

Upon the occurrence of a change of control (as defined in the indenture), unless we have retired the senior subordinated notes or exercised our right to redeem all senior subordinated notes as described below, each holder of the senior subordinated notes has the right to require us to repurchase that holder’s senior subordinated notes at a price equal to 101.0% of the principal amount of the senior subordinated notes being repurchased, plus any accrued and unpaid interest to the date of repurchase. In order to exercise this right, a holder must separate the senior subordinated notes and Class A common stock represented by such holder’s EISs.

We may not redeem the notes prior to October 30, 2009. However, we may, from time to time, seek to retire the senior subordinated notes through cash repurchases of EISs or separate senior subordinated notes and/or exchanges of EISs or separate senior subordinated notes for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We expect that any repurchase of EISs or senior subordinated notes would be funded with our existing cash balances and cash from operations. The amounts involved may be material.

In addition, on and after October 30, 2009, we may redeem for cash all or part of the senior subordinated notes upon not less than 30 or more than 60 days’ notice by mail to the owners of senior subordinated notes, at a redemption price of 106.0% beginning October 30, 2009 and thereafter at prices declining annually to 100% on or after October 30, 2012. If we redeem any senior subordinated notes, the senior subordinated notes and Class A common stock represented by each EIS will be automatically separated.

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

Although we believe that the senior subordinated notes should be treated as debt for U.S. federal income tax purposes in accordance with the opinion of our tax counsel issued on the date of our initial public offering, this conclusion cannot be assured. If all or a portion of the senior subordinated notes were treated as equity rather than debt for U.S. federal income tax purposes, then a corresponding portion of the interest on the senior subordinated notes would not be deductible by us for U.S. federal income tax purposes. In addition, we would be subject to liability for U.S. withholding taxes on interest payments to non-U.S. holders if such payments were determined to be dividends. Our inability to deduct interest on the senior subordinated notes could materially increase our taxable income and, thus, our U.S. federal and applicable state income tax liability. Our liability for income taxes (and withholding taxes) if the senior subordinated notes were determined to be equity for income tax purposes would materially reduce our after-tax cash flow and would materially and adversely impact our ability to make interest and/or dividend payments and could impact our ability to continue as a going concern. See “Critical Accounting Policies; Use of Estimates—Income Tax Expense Estimates and Policies” for further discussion of income tax matters relating to our senior subordinated notes.

8.0% Senior Notes due 2011.   Concurrently with our initial public offering and offering of separate senior subordinated notes, we issued $240.0 million aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on April 1, 2005. Our obligations under the senior notes are fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt, including the senior subordinated notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

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

Future Capital Needs

We are highly leveraged. On July 2, 2005, our total long-term debt and stockholders’ equity was $405.8 million and $87.0 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that the cash on our consolidated balance sheet and our cash flow from operations in conjunction with the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit, of approximately $29.9 million at July 2, 2005, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends. We expect to make capital expenditures of between $6.5 million and $7.0 million for fiscal 2005.

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

Recent Accounting Pronouncements

In response to the enactment of the American Job Creation Act of 2004 (the “Jobs Act”) on October 22, 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers” (FSP 109-1), and FSP No.109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (FSP 109-2).

FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in tax deduction is up to nine percent of the lesser of taxable income or “qualified production activities income,” as defined by the Jobs Act. The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, we will recognize a reduction in our income tax expense for the domestic production activities in the quarterly period(s) in which we are eligible for the deduction.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition but do not expect SFAS No. 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Based on a recent announcement by the Securities and Exchange Commission, we are required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will not have a material impact on our consolidated results of operations and earnings per share, since there are currently no share-based payments.

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

We are also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by our company, which fee will not exceed 1.0% of the total transaction value. No such fees were paid during the twenty-six weeks ended July 2, 2005 and July 3, 2004.

In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings.

We are a party to a lease for our Roseland manufacturing and warehouse facility with 426 Eagle Rock Avenue Associates, a real estate partnership of which Leonard S. Polaner, our Chairman, is the general partner. Total rent expense associated with this lease was approximately $384,000 for the twenty-six week periods ended July 2, 2005 and July 3, 2004. The lease expires in April 2009.

Off-balance Sheet Arrangements

As of July 2, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

(2)          Represents expected contributions under our defined benefit pension plans (see below). The expected contributions beyond 2005 are not currently determinable.

During the twenty-six week period ended July 2, 2005, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the table above, except that our expected contributions under our defined benefit pension plans decreased from $1.9 million to $1.0 million.

Forward-Looking Statements

This report includes forward-looking statements, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects” and similar expressions are intended to identify forward-looking statements. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

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

•       factors that affect the food industry generally, including:

•        recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and trans fatty acids; and

•        the effects of currency movements in Canada and fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

•       the risk that our senior subordinated notes may be treated as equity for U.S. federal income tax purposes; and

•       other factors discussed elsewhere in this report, under the section captioned “Certain Factors That May Affect Future Results” and in our public filings with the SEC.

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

Our largest customer, Wal-Mart Stores, Inc., accounted for 9.1% of our net sales during the twenty-six week period ended July 2, 2005 compared to 7.4% of our net sales during the twenty-six week period ended July 3, 2004. Our ten largest customers together accounted for approximately 41.8% of our net sales during the twenty-six week period ended July 2, 2005 compared to 39.6% of our net sales during the twenty-six week period ended July 3, 2004. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on private label products. If we fail to use our marketing expertise and unique products and category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability may be adversely affected.

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

We may pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify additional acquisitions or may be unable to integrate and manage any acquired product lines or businesses successfully or achieve a substantial portion of any anticipated cost savings from these acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. In addition, any acquired product lines or businesses may require a greater amount of trade and promotional spending than we anticipate. Historically, we have grown net sales for some but not all of the brands we have acquired. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. Any inability by us to integrate and manage any acquired product lines or businesses in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade or promotional spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition and results of operations. In addition, we intend to pursue licensing arrangements with third parties to expand our brand and product offerings. However, we may be unable to identify additional licensing arrangements or achieve benefits anticipated from these arrangements.

We are vulnerable to fluctuations in the supply and price of raw materials and labor, manufacturing and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We purchase agricultural products, meat and poultry, other raw materials and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers. While all such materials are available from numerous independent suppliers, raw materials and packaging supplies are subject to fluctuations in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, energy and fuel costs, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi. Although we enter into advance commodities purchase agreements from time to time, these contracts do not protect us from all increases in raw material costs. In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and pork and chicken and other costs related to the production and distribution of our food products have risen in recent years, and we believe that they may continue to rise in the foreseeable future. Over the past several years, due primarily to an increase in price competition, we and other manufacturers throughout the packaged food industry have been unable to offset increased costs by raising prices to our customers. If the cost of labor, raw materials or manufacturing or other costs of production and distribution of our food products continue to increase, and we are unable to offset these increases by raising prices or other measures, our profitability and financial condition could be negatively impacted.

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

The loss of our exclusive license with Emeril’s Food of Love Productions, L.L.C. or events or rumors relating to the Emeril’s brand could adversely impact our operating results.

The value of our exclusive license agreement with Emeril’s Food of Love Productions, L.L.C. (EFLP) depends in part on the reputation and integrity of Emeril Lagasse, under whose name the Emeril’s products are marketed. Mr. Lagasse is a widely recognized chef who currently enjoys celebrity status for his ability to prepare gourmet foods. Consumer and customer recognition of Mr. Lagasse and the Emeril’s brand and the association of this brand with safe and high quality food products form an integral part of our Emeril’s products. Should Mr. Lagasse’s popularity decline, or should our exclusive license with EFLP be lost or compromised for any reason, our operating results could be adversely impacted. In addition, EFLP may terminate the license agreement at any point if we fail to meet our obligations under the agreement.

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

Our operations are subject to extensive regulation by the United States Food and Drug Administration (FDA), the United States Department of Agriculture (USDA) and other national, state and local authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging and safety of foods. Under this program the FDA regulates manufacturing practices for foods through its current “good manufacturing practices”

regulations and specifies the recipes for certain foods. Furthermore, our processing facilities and products are subject to periodic inspection by federal, state and local authorities. Any changes in these laws and regulations could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, which would adversely affect our financial condition. In addition, failure by us to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, storage, handling or transportation phases of production. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

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

We own 105 trademarks which are registered in the United States, 23 trademarks which are registered with certain U.S. states and Puerto Rico, and 224 trademarks which are registered in foreign countries. In addition, we have ten trademark applications pending in the United States and foreign countries. We consider our trademarks to be of significant importance in our business. If the actions we take to establish and protect our trademarks and other proprietary rights are not adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights, it may be necessary for us to initiate or enter into litigation in the future to enforce our trademark right or to defend ourselves against claimed infringement of the rights of others. Any legal proceedings could result in an adverse determination that could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

As of July 2, 2005, approximately 279 of our 716 employees were covered by collective bargaining agreements. Approximately 53 of our employees at our Roseland, New Jersey facility were represented by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863). Approximately 139 of our employees at our Portland and Biddeford, Maine facilities were represented by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334). Approximately 87 of our employees at our Stoughton, Wisconsin facility were represented by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695). Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. In addition, if upon the expiration of existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

Future labor disruptions in the food industry could significantly impact our sales and profitability.

The grocer’s strike in California, which began in October 2003 and ended March 2004, in response to proposed healthcare cuts by several large retail grocers, affected over 70,000 grocery workers in California, and had a negative impact on our net sales. Should a similar strike or other labor disruption occur in California or elsewhere in the future, it may have a significant impact on our sales revenue and operating profits.

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

For the latest twelve months ended July 2, 2005, we had cash provided by operating activities of $14.6 million. If our cash flows from operations for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our revolving credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business.

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

At July 2, 2005, we had $240.0 million of senior indebtedness, and $165.8 million of senior subordinated indebtedness.

Our ability to pay dividends is subject to applicable law and contractual restrictions contained in the instruments governing any indebtedness of ours and our subsidiaries, including our revolving credit facility, which is secured on a senior basis by substantially all of our and our subsidiaries’ assets except our real property, and our senior notes. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

Our ability to obtain external financing and, in particular, debt financing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Moody’s and S&P have provided ratings to the senior subordinated notes of Caa1 and CCC+ respectively. In determining our credit ratings, the rating agencies generally consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off-balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The ratings provided to us by Moody’s and S&P for the senior subordinated notes indicate that these rating agencies have determined that our senior subordinated notes have a currently identifiable vulnerability to default and that we are dependent upon favorable business, financial, and economic conditions to meet timely payment of interest and repayment of principal on the senior subordinated notes.

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

For discussion of these tax related risks, see “Critical Accounting Policies; Use of Estimates—Income Tax Expense Estimates and Policies” above.

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

Our certificate of incorporation and bylaws and several other factors could limit another party’s ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates. As of July 2, 2005, our revolving credit facility entered into concurrently with our initial public offering and the concurrent offerings was undrawn, and we have no outstanding variable rate borrowings. Interest under our revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.

We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year. The fair value of the senior notes at July 2, 2005, based on quoted market prices, was $250.8 million.

We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due October 30, 2016, with interest payable semiannually on April 30 and October 30 of each year. Of such outstanding principal amount, $143.0 million principal amount is represented by approximately 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of July 2, 2005, the fair value of the EISs, based on the per EIS closing price on the AMEX on July 1, 2005, was $14.68 per EIS. It is not practicable to estimate the fair value of the $143.0 million principal amount of senior subordinated notes represented by the EISs. Of the $165.8 aggregate principal amount of senior subordinated notes outstanding, $22.8 million principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at July 2, 2005, based on quoted market prices, was $25.3 million.

We purchase raw materials, including agricultural products, meat and poultry from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. We are faced with increasing prices in certain of these commodities, particularly in packaging materials, pork and chicken and we expect this trend may continue. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. There can be no assurance, however, that any price increases by us will offset the increased cost of these raw material commodities, or that we will be able to raise prices at all.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management, including our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 12, 2005. At the annual meeting, our stockholders considered and voted upon the election of six Class A directors and one Class B director to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. All seven of the nominees for the board of directors were elected by the following vote:

Class A Director Nominee	For	Withheld
David L. Wenner	19,162,479	16,825
Leonard S. Polaner	19,160,979	18,325
Nicholas B. Dunphy	19,160,179	19,125
James R. Chambers	19,159,779	19,525
Cynthia T. Jamison	19,159,379	19,925
Alfred Poe	19,158,179	21,125

Class B Director Nominee	For	Withheld
Steven C. Sherrill	6,097,687	—

Item 5.                        Other Information

Not applicable.

Item 6.                        Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2005	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL
Robert C. Cantwell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.