Form 10-Q
period 2005-10-01
B&G Foods, Inc.
filed 2005-10-31
CIK 1278027

As filed with the Securities and Exchange Commission on October 31, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 31, 2005, the registrant had 20,000,000 shares of Class A common stock, par value $0.01 per share, and 7,556,443 shares of Class B common stock, par value $0.01 per share, outstanding.

B&G Foods, Inc. and Subsidiaries
Index

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(Unaudited)

	October 1, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$22,858	$28,525
Trade accounts receivable, net	28,384	28,227
Inventories	92,123	79,109
Prepaid expenses	2,986	2,806
Deferred income taxes	1,782	1,782
Income tax receivable	7,748	7,006
Total current assets	155,881	147,455

Property, plant and equipment, net	41,069	43,774
Goodwill	188,629	188,629
Trademarks	193,481	193,481
Net deferred financing costs and other assets	20,519	22,613
Total assets	$599,579	$595,952

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$26,563	$25,861
Accrued expenses	20,261	16,082
Dividends payable	4,240	3,728
Total current liabilities	51,064	45,671

Long-term debt	405,800	405,800
Other liabilities	263	317
Deferred income taxes	56,550	51,903
Total liabilities	513,677	503,691

Stockholders’ equity:
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,000,000 shares	200	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; issued and outstanding 7,556,443 shares	76	76
Additional paid-in capital	156,800	156,800
Accumulated other comprehensive loss	(18)	(25)
Accumulated deficit	(71,156)	(64,790)
Total stockholders’ equity	85,902	92,261
Total liabilities and stockholders’ equity	$599,579	$595,952

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net sales	$92,316	$91,941	$276,543	$276,353
Cost of goods sold	64,472	64,924	194,997	190,884
Cost of goods sold — restructuring charge	300	—	3,544	—
Gross profit	27,544	27,017	78,002	85,469

Operating expenses:
Sales, marketing and distribution expenses	10,364	9,646	31,224	31,866
General and administrative expenses	1,697	1,227	5,024	3,582
Management fees-related party	—	125	—	375
Operating income	15,483	16,019	41,754	49,646

Interest expense, net	10,458	8,195	31,320	23,801
Income before tax expense	5,025	7,824	10,434	25,845
Provision for income taxes	1,965	3,020	4,080	9,976
Net income	3,060	4,804	6,354	15,869
Less: preferred stock dividends accumulated and related charges	—	3,976	—	11,666
Net income available to common stockholders	$3,060	$828	$6,354	$4,203

Earnings per share calculations:
Net income available to common stockholders per common share:
Basic and diluted distributed earnings:
Class A common stock	$0.21	$—	$0.64	$—
Earnings (loss) per share:
Basic and diluted Class A common stock	$0.17	$—	$0.41	$—
Basic Class B common stock	$(0.04)	$0.07	$(0.23)	$0.36
Diluted Class B common stock	$(0.04)	$0.05	$(0.23)	$0.27

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 1, 2005	October 2, 2004
Cash flows from operating activities:
Net income	$6,354	$15,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,129	4,971
Amortization of deferred debt issuance costs and bond discount	2,094	1,925
Deferred income taxes	4,647	4,534
Restructuring charge — property, plant, equipment and inventory impairment	2,951	—
Changes in assets and liabilities:
Trade accounts receivable	(157)	(6,570)
Inventories	(13,370)	(8,216)
Prepaid expenses	(180)	(5,379)
Due to related parties	—	(125)
Income tax receivable	(742)	—
Trade accounts payable	702	10,872
Accrued expenses	4,152	(9,931)
Other liabilities	(54)	(12)
Net cash provided by operating activities	11,526	7,938

Cash flows from investing activities:
Net proceeds from sale of asset	—	52
Capital expenditures	(4,992)	(5,285)
Net cash used in investing activities	(4,992)	(5,233)

Cash flows from financing activities:
Payments of long-term debt	—	(1,125)
Dividends paid	(12,208)	—
Net cash used in financing activities	(12,208)	(1,125)

Effect of exchange rate fluctuations on cash and cash equivalents	7	70
Net (decrease) increase in cash and cash equivalents	(5,667)	1,650

Cash and cash equivalents at beginning of period	28,525	8,092
Cash and cash equivalents at end of period	$22,858	$9,742

Supplemental disclosures of cash flow information:
Cash interest	$24,674	$27,750
Cash income taxes	$138	$3,699
Non-cash transactions:
Accretion of Series C senior preferred stock warrants	$—	$12
Accretion of Series C senior preferred stock dividends	$—	$4,628
Dividends declared and unpaid	$4,240	$—

See Notes to Consolidated Financial Statements.

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

On October 7, 2004, our Registration Statement on Form S-1 in respect of a proposed initial public offering of 17,391,305 Enhanced Income Securities (EISs), an offering of $22,800 aggregate principal amount of 12.0% senior subordinated notes due 2016 separate from the EISs and an offering of $240,000 aggregate principal amount of 8.0% senior notes due 2011 was declared effective by the Securities and Exchange Commission.  Each EIS represents one share of a then new class of common stock, our Class A common stock, and $7.15 principal amount of 12.0% senior subordinated notes due 2016.  The proceeds were allocated to the underlying Class A common stock and senior subordinated notes based upon the relative fair values of each.  Trading of the EISs began on the American Stock Exchange on October 8, 2004.  On October 14, 2004, the initial public offering, separate senior subordinated notes and senior notes transactions closed and we simultaneously entered into a new senior secured revolving credit facility (see Note 4).  From the initial public offering and concurrent offerings, we raised net proceeds (after deducting transaction fees and expenses of $35,313) of approximately $490,704 on October 14, 2004 and $36,783 on October 22, 2004 in connection with the exercise of the underwriters’ over-allotment option for an additional 2,608,695 EISs.  We used the proceeds of the initial public offering, the concurrent offerings and cash on hand to repay all outstanding borrowings under, and terminate, our then existing senior secured credit facility, to repay $194,165 aggregate principal amount of our $220,000 9 5/8% senior subordinated notes due 2007, to repurchase all of our outstanding preferred stock from the existing stockholders, and to repurchase shares of our existing outstanding Class B common stock, options and warrants from the existing stockholders.  Also on such date, $26,968 in proceeds from the initial public offering was set aside to redeem the remaining $25,835 aggregate principal amount of the 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604%.  In connection with the initial public offering and the concurrent offerings, for the fifty-two week period ended January 1, 2005 we recorded charges that total approximately $23,766.  These costs include:  (i) $13,907 of costs relating to the early extinguishment of debt included in interest expense (including:  the write-off of existing deferred financing fees of $8,361, the write-off of existing bond discount of $655 and bond tender costs of $4,891), and (ii) transaction related compensation expense for the payment of transaction bonuses of $5,948 and the repurchase of employee stock options of $3,911.

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

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  As of October 1, 2005, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.  Our top ten customers accounted for approximately 41.7% and 39.8% of consolidated net sales for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively.  No single customer accounted for more than 9.1% and 7.6% of consolidated net sales for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively.

(2)           Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly our consolidated financial position as of October 1, 2005 and the results of our operations and cash flows for the thirteen and thirty-nine week periods ended October 1, 2005 and October 2, 2004.

Our results of operations for the thirteen and thirty-nine week periods ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended January 1, 2005 included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed with the Securities and Exchange Commission (SEC) on March 2, 2005.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

Other Comprehensive Income Recognition

Other comprehensive income includes the effect of exchange rate fluctuations on cash and cash equivalents relating to our Canadian subsidiary.  Other comprehensive income was $3,112 and $6,361 respectively, for the thirteen and thirty-nine weeks ended October 1, 2005.  Other comprehensive income was $4,828 and $15,939, respectively, for the thirteen and thirty-nine weeks ended October 2, 2004.

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

Earnings Per Share

For the periods prior to our initial public offering, basic earnings per share is calculated by dividing net income  available to common stockholders (net income less dividends accumulated during the period for our 13% Series A and Series B cumulative preferred stock and Series C senior preferred stock and related charges) by the weighted average common shares outstanding during the period.  Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of outstanding options and warrants.

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

Net income available to our common stockholders is allocated between our two classes of common stock based upon the two-class method.  Basic and diluted earnings per share for our Class A and Class B common stock is calculated by dividing allocated net income available to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income	$3,060	$4,804	$6,354	$15,869
Preferred stock dividends accumulated and related charges	—	3,976	—	11,666
Net income available to common stockholders	3,060	828	6,354	4,203
Less: Class A common stock dividends declared	4,240	—	12,720	—
Undistributed (loss) earnings available to Class A and Class B common stockholders	$(1,180)	$828	$(6,366)	$4,203

Weighted average common shares outstanding:
Basic and Diluted Class A common shares outstanding	20,000,000	—	20,000,000	—
Basic Class B common shares outstanding	7,556,443	11,593,394	7,556,443	11,593,394
Diluted Class B common shares outstanding	7,556,443	15,492,115	7,556,443	15,492,115

Basic and diluted allocation of undistributed (loss) earnings:
Class A common stock	$(856)	$—	$(4,620)	$—
Class B common stock	(324)	828	(1,746)	4,203
Total	$(1,180)	$828	$(6,366)	$4,203

Basic earnings per share:
Undistributed (loss) earnings:
Class A common stock	$(0.04)	$—	$(0.23)	$—
Class B common stock	$(0.04)	$0.07	$(0.23)	$0.36
Distributed earnings:
Class A common stock	$0.21	$—	$0.64	$—
Basic earnings (loss) per share:
Class A common stock	$0.17	$—	$0.41	$—
Class B common stock	$(0.04)	$0.07	$(0.23)	$0.36

Diluted (loss) earnings per share:
Undistributed (loss) earnings:
Class A common stock	$(0.04)	$—	$(0.23)	$—
Class B common stock	$(0.04)	$0.05	$(0.23)	$0.27
Distributed earnings:
Class A common stock	$0.21	$—	$0.64	$—
Diluted earnings (losses) per share:
Class A common stock	$0.17	$—	$0.41	$—
Class B common stock	$(0.04)	$0.05	$(0.23)	$0.27

Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses, dividends payable and due to related party are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

We have outstanding $240,000 principal amount of 8.0% senior notes due 2011.  The fair value of the senior notes at October 1, 2005, based on quoted market prices, was $246,000.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

We also have outstanding $165,800 principal amount of 12.0% senior subordinated notes due 2016.  Of such outstanding principal amount, $143,000 principal amount is represented by 20.0 million EISs.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.  As of October 1, 2005, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange on September 30, 2005, was $12.65 per EIS.  It is not practicable to estimate the fair value of the $143,000 principal amount of senior subordinated notes represented by the EISs.  Of the $165,800 aggregate principal amount of senior subordinated notes outstanding, $22,800 principal amount is not represented by EISs and trades separately.  The fair value of the separate senior subordinated notes at October 1, 2005, based on quoted market prices, was $23,917.

Adoption of New Accounting Standards

In response to the enactment of the American Job Creation Act of 2004 (the “Jobs Act”) on October 22, 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers” (FSP 109-1).

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values.  The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  Based on a recent announcement by the Securities and Exchange Commission, we are required to adopt SFAS No. 123R no later than January 1, 2006.  Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include prospective and retroactive adoption options.  Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

expense for all unvested stock options and restricted stock beginning with the first period restated.  The adoption of SFAS No. 123R will not have an impact on our consolidated results of operations and earnings per share, since we currently do not make any share-based payments and we are not applying the retroactive method to any prior share-based payments.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and was adopted by our company beginning July 3, 2005.  There was no impact on our consolidated results of operations and financial conditions.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without changing the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. We are not currently contemplating any accounting changes, which would be impacted by SFAS No. 154.

In March 2005, the Financial Accounting Standards Board issued interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have an impact on our consolidated results of operations and financial condition.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

(3)           Inventories

Inventories consist of the following:

	October 1, 2005	January 1, 2005
Raw materials and packaging	$18,894	$12,204
Work in process	3,082	1,870
Finished goods	70,147	65,035

Total	$92,123	$79,109

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

On October 14, 2004, we used a portion of the net proceeds of our initial public offering, offering of senior subordinated notes separate from the EISs and offering of senior notes as described in Note 1 and cash on hand to repay all outstanding borrowings under, and terminate our senior secured credit facility.  In connection with our termination of the senior secured credit facility, we wrote-off all of our previously capitalized deferred financing costs, which is included in interest expense in fiscal 2004.

Senior Secured Credit Facility.  Concurrently with our initial public offering and concurrent offerings, we entered into a $30,000 senior secured revolving credit facility.  Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.  The revolving credit facility is secured by substantially all of our assets except our real property.  The revolving credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The revolving credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn at October 1, 2005.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $922, was $29,078 at October 1, 2005.  The maximum letter of credit capacity under the revolving credit facility is $10,000, with a fee of 3.0% for all outstanding letters of credit.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

9 5/8% Senior Subordinated Notes due 2007.  Immediately prior to our initial public offering, we had outstanding $220,000 principal amount of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year, of which we issued $120,000 principal amount in August 1997 and $100,000 principal amount in March 2002.  The proceeds from the issuance of the senior subordinated notes issued in March 2002 were used to pay off, in its entirety, the then outstanding balance under our then-existing term loan A, and to reduce the amount outstanding under the our then-existing term loan B, and pay related deferred debt issuance costs.

On October 14, 2004, $194,165 aggregate principal amount of the 9 5/8% senior subordinated notes was repaid with the proceeds of the initial public offering, the concurrent offerings and cash on hand at the redemption price of 102.043% (which redemption price included a consent payment of 0.03%).  Also on such date, $26,968 in proceeds from the initial public offering, the concurrent offerings and cash on hand was set aside to redeem the remaining $25,835 aggregate principal amount of the 9 5/8% senior subordinated notes on November 15, 2004 at a redemption price equal to 101.604% of the remaining aggregate principal amount plus accrued interest.  The difference between the carrying value, including remaining bond discount of $655, and the redemption value of approximately $4,891 has been recognized as interest expense in our fiscal 2004 consolidated statement of operations.  In connection with the extinguishment of these notes, we wrote-off all of our previously incurred deferred financing costs, which is also included in interest expense in fiscal 2004.

12.0% Senior Subordinated Notes due 2016.  In connection with our initial public offering, we issued on October 14, 2004, $124,348 aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22,800 aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs).  In connection with the exercise of the underwriters’ over-allotment option, on October 22, 2004 we issued an additional $18,652 aggregate principal amount of 12.0% senior subordinated notes in the form of EISs.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes.  As of October 1, 2005, $165,800 aggregate principal amount of senior subordinated notes was outstanding.

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

Deferred Financing Costs.  In connection with the issuance of the 12.0% senior subordinated notes due 2016 and the 8.0% senior notes due 2011, we capitalized approximately $23,123 of financing costs, which will be amortized over their respective terms.  As of October 1, 2005 we had net deferred financing costs of $20,422.  During the fourth quarter of fiscal 2004 we wrote-off and expensed $8,361 relating to our then existing senior secured credit facility and our 9 5/8% senior subordinated notes.

At October 1, 2005 and January 1, 2005 accrued interest of $12,917 and $8,365, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(5)           Redeemable Preferred Stock

Our Amended and Restated Certificate of Incorporation provides that we may issue 100,000,000 shares of Preferred Stock, $0.01 par value per share.  Prior to our initial public offering, 22,000,000 shares of which were designated as the 13% Series A Cumulative Preferred Stock, 35,000,000 shares of which were designated as the 13% Series B Cumulative Preferred Stock and 25,000,000 of which were designated as the Series C Senior Preferred Stock and were issued and outstanding (See Note 6).

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

13% Series A Cumulative Preferred Stock.  Each holder of 13% Series A Cumulative Preferred Stock was entitled to receive, when, as and if declared by our board of directors, out of funds legally available therefor, cash dividends on each share of 13% Series A Cumulative Preferred Stock at a rate per annum equal to 13%, which dividends were cumulative without interest, whether or not earned or declared, on a daily basis, and were payable annually in arrears.  These dividends amounted to $30,795 as of October 2, 2004.

13% Series B Cumulative Preferred Stock.  Each holder of 13% Series B Cumulative Preferred Stock was entitled to receive, when, as and if declared by our board of directors, out of funds legally available therefor, cash dividends on each share of 13% Series B Cumulative Preferred Stock at a rate per annum equal to 13%, which dividends were cumulative without interest, whether or not earned or declared, on a daily basis, and were payable annually in arrears. These dividends amounted to $4,889 as of October 2, 2004.

On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings, and cash on hand, to repurchase all of our outstanding Series A Cumulative Preferred Stock and Series B Cumulative Preferred Stock for an aggregate purchase price of $32,736 and $24,481, respectively, which was recorded against stockholders’ equity.

Warrants.  The holders of the Series B Cumulative Preferred Stock received warrants exercisable to purchase an aggregate of 1,289,621 shares of our common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.  All of these warrants remained outstanding at October 2, 2004.  On or subsequent to October 14, 2004, we used a portion of the proceeds from our initial public offering (including from the exercise of the over-allotment option) and the concurrent offerings, and cash on hand to

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

repurchase all of the outstanding warrants granted to the holders of our Series B Cumulative Preferred Stock for an aggregate purchase price of $6,733, which was recorded against stockholders’ equity.

(6)           Mandatorily Redeemable Preferred Stock

Series C Senior Preferred Stock.  When and as declared by our board of directors and to the extent permitted under the General Corporation Law of the State of Delaware, we paid preferential dividends to the holders of our Series C Senior Preferred Stock.  Dividends on each share of Series C Senior Preferred Stock accrued at a rate of 14% per annum.  Such dividends accrued whether or not they were declared and whether or not we had profits, surplus or other funds legally available for the payment of dividends.  To the extent that all accrued dividends were not paid on each June 30 and December 31 of each year beginning June 30, 2000 (which we refer to as the “dividend reference dates”), all dividends which had accrued on each share of Series C Senior Preferred Stock outstanding during the six-month period (or other period in the case of the initial dividend reference date) ending upon each such dividend reference date was accumulated and added to the liquidation value of such share.  These dividends amounted to $22,750 as of October 2, 2004.  Such dividends are charged to net income available to common stockholders.

On October 14, 2004, we used a portion of the proceeds from our initial public offering and the concurrent offerings, and cash on hand to repurchase all of our outstanding Series C Senior Preferred Stock for an aggregate purchase price of $48,433, which was recorded against stockholders’ equity.

Warrants.  The holders of our Series C Senior Preferred Stock received warrants exercisable to purchase an aggregate of 1,805,477 shares of our common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009.  All of these warrants remained outstanding at October 2, 2004.  On or subsequent to October 14, 2004, we used a portion of the proceeds from our initial public offering (including from the exercise of the over-allotment option) and the concurrent offerings, and cash on hand to repurchase a portion of the outstanding warrants granted to the holders of our Series C Senior Preferred Stock for an aggregate purchase price of $2,173, which was recorded against stockholders’ equity.  The remaining 728,393 warrants that had been granted to the holders of our Series C Senior Preferred Stock were exercised for an equivalent number of shares of our Class B common stock as of October 22, 2004.

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

Dividends.  The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock.  In the event of any liquidation, dissolution or winding up of our company, Class A and Class B common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock.  With respect to rights to dividends and on liquidation, dissolution or winding up, there is no difference between our

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

Class A and Class B common stock, except that:  (i) for periods ending on or before January 2, 2010, Class B dividends, if any, will be paid on an annual basis and will be equal, in the aggregate, to Class B Available Cash (as defined below) (subject to the subordination provision described below); and (ii) for each annual dividend payment period, after December 30, 2006 and through the dividend payment period ending on January 2, 2010, if we declare and pay dividends on our Class A common stock, the holders of Class B common stock will have the right to dividend payments (subject to the subordination provisions described below) equal to Class B Available Cash (up to 1.1 times the amount of dividends paid to the holders of our Class A common stock).  For quarterly periods subsequent to January 2, 2010, if we declare and pay dividends on our Class A common stock, the holders of our Class B common stock will be entitled to dividend payments of 1.1 times the amount paid per share to the holders of our Class A common stock.

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

“Class B Threshold Amount” as of any date means the amount of cash and cash equivalents on our consolidated balance sheet as of such date calculated on a pro forma basis giving effect to the payment of any previously declared but unpaid dividends on any class of our capital stock and the payment of any dividends to be declared with respect to any class of our capital stock with respect to the period for which the Class B Threshold Amount is being calculated less any actual or funded borrowings under our new revolving credit facility (or any successor or additional revolving credit facility) as of such date.

On December 27, 2004, our board of directors declared a cash dividend of $0.1864 per share for our 20 million shares of Class A common stock for the partial quarterly dividend period commencing on October 14, 2004, the date of completion of our initial public offering, and ending on January 1, 2005.  We made this dividend payment on January 31, 2005 to holders of record as of December 31, 2005.  On March 8, 2005, our board of directors declared a cash dividend of $0.2120 per share for our 20 million shares of Class A common stock for the quarterly dividend period ending on April 2, 2005.  We made this dividend payment on May 2, 2005 to holders of record as of March 31, 2005.  On May 17, 2005, our board of directors declared a cash

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

dividend of $0.2120 per share for our 20 million shares of Class A common stock for the quarterly dividend period ending on July 2, 2005.  We made this dividend payment on August 1, 2005 to holders of record as of June 30, 2005.  On August 16, 2005, our board of directors declared a cash dividend of $0.2120 per share for our 20 million shares of Class A common stock for the quarterly dividend period ending on October 1, 2005.  We are scheduled to make this dividend payment on October 31, 2005 to holders of record as of September 30, 2005. No dividends were declared for our Class B common stock in the first three quarters of fiscal 2005 or in fiscal 2004.

Additional Issuance of Our Authorized Common Stock. Additional shares of our authorized common stock may be issued, as determined by our board of directors from time to time, without approval of holders of our common stock, except as may be required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded.  However, according to our bylaws we may not issue any shares of Class A common stock unless:  (i) they are issued as part of an EIS, the issuance of which has been registered with the SEC, (ii) any EIS that may result from the combination of the shares of Class A common stock and our senior subordinated notes have been issued in a transaction registered with the SEC or (iii) no EISs are currently outstanding.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

(8)           Pension Benefits

Net periodic costs for the thirteen and thirty-nine week periods ended October 1, 2005 and October 2, 2004 include the following components:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost — benefits earned during the period	$390	$326	$1,144	$1,002
Interest cost on projected benefit obligation	287	232	840	749
Expected return on plan assets	(244)	(203)	(768)	(616)
Amortization of unrecognized prior service cost	1	1	3	1
Amortization of unrecognized loss	61	31	157	124
Net pension benefit cost	$495	$387	$1,376	$1,260

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 that we expected to contribute $1,860 to our pension plans in 2005.  As of October 1, 2005, $541 in contributions have been made.  As of October 1, 2005, we anticipate our total contribution to be $1,000 for the plan year ended December 31, 2005 to fund our pension plan obligations.

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

We are party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by our company, which fee will not exceed 1.0% of the total transaction value.  No such fees were paid during the thirty-nine weeks ended October 1, 2005 and October 2, 2004.  In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise.  BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings.

We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009.  Total rent expense associated with this lease was $576 for the thirty-nine weeks ended October 1, 2005 and October 2, 2004.

(10)         Commitments and Contingencies

We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the thirty-nine week periods ended October 1, 2005 and October 2, 2004 in order to comply with environmental laws or regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of our management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We have employment agreements with our executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances.  As of October 1, 2005, if all of our executives were to be terminated by us without cause (as defined) or as a result of the employees’ disability, our severance liability would be approximately $1,942.

(11)         Long-term Incentive Plan

In connection with our initial public offering, we adopted a long-term incentive plan (LTIP).  Our executive officers and other senior employees to be identified by the compensation committee of our board of directors will be eligible to participate in the LTIP.  The purpose of the LTIP is to strengthen the mutuality of interests between the LTIP participants and holders of our EISs.  The LTIP is administered by our compensation committee, which has the power to, among other things, determine those individuals who will participate in the LTIP; the level of participation of each participant in an incentive pool; the conditions that must be satisfied in order for the participants to vest in their allocated incentive pool amounts (including establishing specified performance targets that must be achieved in order for a pool to be created and amounts to be allocated to the participants); and other conditions that the participants must satisfy in order to receive payment of their allocated amounts.  Under the LTIP, the maximum amount that any one participant can receive in respect of a one-year performance period is $1,000.  The LTIP is an unfunded plan.  No amounts have been earned to date by participants under the LTIP and there was no expense related to the LTIP in the thirty-nine week period ending October 1, 2005.

(12)         Restructuring Charge

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity and operating efficiencies, and lower our overall costs.  In the thirteen weeks ended October 1, 2005, we recorded a charge in connection with the plant closing of $300.  This charge included a cash charge for employee compensation and other costs of $161 and a non-cash charge for the impairment of property, plant, equipment and inventory of $139.  In the thirty-nine weeks ended October 1, 2005, we recorded a charge in connection with the plant closing of $3,544.  This charge included a cash charge for employee compensation and other costs of $593 and a non-cash charge for the impairment of property, plant, equipment and inventory of $2,951.  Management expects to have additional cash charges of approximately $200 during the fourth quarter of fiscal 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirty-nine weeks ended October 1, 2005 included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2005 (fiscal 2004) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2005.

General

We manufacture, sell and distribute a diversified portfolio of high quality, shelf-stable, branded food products, many of which have leading regional or national retail market shares.  In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced branded product.

Our business strategy is to continue to increase sales, profitability and free cash flow by enhancing our existing portfolio of branded shelf-stable products and by capitalizing on our competitive strengths.  We intend to implement our strategy through the following initiatives: profitably growing our established brands, leveraging our unique multiple-channel sales and distribution system, introducing new products, capitalizing on the higher growth Mexican segment of the food industry, and expanding our brand portfolio with new licensing arrangements and through acquisitions.

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

Fluctuations in Commodity Prices.  We purchase raw materials, including agricultural products, meat and poultry from growers, commodity processors, other food companies and packaging manufacturers.  Raw materials are subject to fluctuations in price attributable to a number of factors.  We have seen increasing prices in certain of these commodities, and we expect this trend may continue.  In the thirty-nine weeks ended October 1, 2005, our commodity prices for maple syrup, meat, beans and cans were higher than those incurred during the thirty-nine weeks ended October 2, 2004.  Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  There can be no assurance, however, that any price increases by us will offset the increased cost of these raw material commodities, or that we will be able to raise prices at all.

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

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, and the recoverability of goodwill, trademarks, property, plant and equipment, and deferred tax assets, and the accounting for our EISs, including their treatment in computing our income tax expense and the accounting for earnings per share.  Actual results could differ from these estimates and assumptions.

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

We completed our annual impairment tests for the year ended January 1, 2005 with no adjustments to the carrying values of goodwill and indefinite life intangibles.  We did not note any events or circumstances during the thirty-nine week period ended October 1, 2005 that would indicate that goodwill or indefinite life intangibles might be impaired.

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

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets.  We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations.  We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted.

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

Earnings Per Share

For the periods prior to our initial public offering, basic earnings per share is calculated by dividing net income available to common stockholders (net income less dividends accumulated during the period for our 13% Series A and Series B cumulative preferred stock and Series C senior preferred stock and related charges) by the weighted average common shares outstanding during the period.  Diluted earning per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of outstanding options and warrants.

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

Net income available to our common stockholders is allocated between our two classes of common stock based upon the two-class method.  Basic and diluted earnings per share for our Class A and Class B common stock is calculated by dividing allocated net income available to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the thirteen and thirty-nine week periods ended October 1, 2005 and October 2, 2004 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Common Size Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.8%	70.6%	70.5%	69.1%
Cost of goods sold — restructuring charge	0.3%	0.0%	1.3%	0.0%
Gross profit	29.8%	29.4%	28.2%	30.9%

Sales, marketing and distribution expenses	11.2%	10.5%	11.3%	11.5%
General and administrative expenses	1.8%	1.3%	1.8%	1.3%
Management fees-related party	0.0%	0.1%	0.0%	0.1%
Operating income	16.8%	17.4%	15.1%	18.0%

Interest expense, net	11.3%	8.9%	11.3%	8.6%
Income before tax expense	5.4%	8.5%	3.8%	9.4%

Provision for income taxes	2.1%	3.3%	1.5%	3.6%
Net income	3.3%	5.2%	2.3%	5.7%

Preferred stock dividend accumulated and related charges	0.0%	4.3%	0.0%	4.2%
Net income available to common stockholders	3.3%	0.9%	2.3%	1.5%

As used in this section the terms listed below have the following meanings:

Net Sales.  Our net sales represents gross sales of products shipped to customers plus amounts charged customers for shipping and handling, less cash discounts, coupon redemptions, slotting fees and trade promotional spending.

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

Net Interest Expense.  Net interest expense includes interest relating to our outstanding indebtedness and amortization of deferred debt issuance costs, net of interest income.

Thirteen-week period ended October 1, 2005 compared to thirteen-week period ended October 2, 2004.

Net Sales.  Net sales increased $0.4 million or 0.4% to $92.3 million for the thirteen-week period ended October 1, 2005 from $91.9 million for the thirteen-week period ended October 2, 2004.  Sales increased $2.9 million relating to price increases, which was offset by a decrease in unit volume of $2.5 million.  Sales of our lines of Ortega, Maple Grove Farms, and Las Palmas products increased in the amounts of $1.6 million, $0.7 million, and $0.6 million or 8.6%, 5.3%, and 12.7%, respectively.  These increases were offset by a reduction of sales in Emeril, B&G pickles and peppers and Accent products of $1.2 million, $0.4 million and $0.4 million or 18.6%, 4.0% and 10.3%, respectively.  All other brands decreased, in the aggregate, by $0.5 million or 1.3%.

Gross Profit.  Gross profit increased $0.5 million or 2.0% to $27.5 million for the thirteen-week period ended October 1, 2005 from $27.0 million for the thirteen-week period ended October 2, 2004.  Pro forma gross profit, which excludes the restructuring charge described below, increased $0.8 million or 3.1% to $27.8 million for the thirteen-week period ended October 1, 2005 from $27.0 million for the thirteen-week period ended October 2, 2004.  Pro forma gross profit expressed as a percentage of net sales increased 0.8% to 30.2% in the thirteen-week period ended October 1, 2005 from 29.4% in the thirteen-week period ended October 2, 2004.  Price increases accounted for 2.4% of the pro forma gross profit increase partially offset by higher costs for beans and packaging materials, maple syrup, and transportation costs, which decreased pro forma gross profit by 1.1%, 0.5% and 0.3%, respectively.

 On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  We recorded as cost of goods sold a restructuring charge associated with the plant closing, which included a cash charge for employee compensation and other costs of $0.6 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $2.9 million.  In the thirteen-weeks ended October 1, 2005, we expensed $0.3 million of this $3.5 million charge.  The balance of the $3.5 million charge was expensed during the twenty-six week period ended July 2, 2005.  No restructuring charges were recorded or expensed during the thirteen weeks ended October 2, 2004.  Management expects to have additional cash charges of approximately $0.2 million during the fourth quarter of fiscal 2005.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses increased $0.7 million or 7.4% to $10.4 million for the thirteen-week period ended October 1, 2005 from $9.6 million for the thirteen-week period ended October 2, 2004.  These expenses as a percentage of net sales increased to 11.2% for the thirteen-week period ended October 1, 2005 from 10.5% for the thirteen-week period ended October 2, 2004.  This increase is primarily due to an increase in consumer marketing spending of $0.4 million and an increase in brokerage and salesmen commissions of $0.3 million.

General and Administrative Expenses.  General and administrative expenses increased $0.3 million or 25.5% to $1.7 million for the thirteen-week period ended October 1, 2005 from $1.4 million in the thirteen-week period ended October 2, 2004.  The increase was primarily due to incremental costs associated with

Sarbanes-Oxley Act compliance of $0.3 million and additional public company costs of $0.2 million.  All other costs decreased, in the aggregate, by $0.2 million.

Operating Income.  As a result of the foregoing, operating income decreased $0.5 million or 3.4% to $15.5 million for the thirteen-week period ended October 1, 2005 from $16.0 million for the thirteen-week period ended October 2, 2004.  Operating income expressed as a percentage of net sales decreased to 16.8% in the thirteen-week period ended October 1, 2005 from 17.4% in the thirteen-week period ended October 2, 2004.

Interest Expense.  Net interest expense increased $2.3 million or 27.6% to $10.5 million for the thirteen-week period ended October 1, 2005 from $8.2 million in the thirteen-week period ended October 2, 2004.  The average debt outstanding increased approximately $37.5 million in the thirteen-week period ended October 1, 2005 as compared to the thirteen-week period ended October 2, 2004.  In addition, the effective interest rate for our outstanding debt during the thirteen-week period ended October 1, 2005 under our post-initial public offering capital structure was higher than the effective interest rate for our outstanding debt during the thirteen-week period ended October 2, 2004.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense decreased $1.0 million or 34.9% to $2.0 million for the thirteen-week period ended October 1, 2005 from $3.0 million in the thirteen-week period ended October 2, 2004.  Our effective tax rate was 39.1% for the thirteen-week period ended October 1, 2005 and 38.6% for the thirteen-week period ended October 2, 2004.

Preferred Stock Dividends Accumulated and Related Charges.  Preferred stock dividends accumulated and related charges for the thirteen-week period ended October 2, 2004 was $4.0 million.  All of our then outstanding preferred stock was repurchased on October 14, 2004 with the proceeds from our initial public offering and the concurrent offerings.  Accordingly, no preferred stock dividends were accumulated for the thirteen-week period ended October 1, 2005.

Thirty-nine week period ended October 1, 2005 compared to thirty-nine week period ended October 2, 2004.

Net Sales.  Net sales increased $0.2 million or 0.1% to $276.5 million for the thirty-nine week period ended October 1, 2005 from $276.3 million for the thirty-nine week period ended October 2, 2004.  Sales increased $5.2 million relating to price increases, which was offset by a decrease in unit volume of $5.0 million.  Sales of our lines of Maple Grove Farms, Polaner and Las Palmas products increased $3.1 million, $1.7 million, and $1.7 million or 8.6%, 6.3%, and 11.4%, respectively.  These increases were offset by a reduction of sales in Emeril, Underwood, B&G pickles and peppers, Vermont Maid, Accent, Trappey and Sason products in the amounts of $1.7 million, $1.3 million, $0.7 million, $0.6 million, $0.5 million, $0.4 million and $0.4 million or 8.5%, 7.6%, 2.1%, 29.6%, 3.7%, 3.7% and 12.3%, respectively.  All other brands decreased, in the aggregate, by $0.7 million or 0.7%.

Gross Profit.  Gross profit decreased $7.5 million or 8.7% to $78.0 million for the thirty-nine week period ended October 1, 2005 from $85.5 million for the thirty-nine week period ended October 2, 2004.  Pro forma gross profit, which excludes the restructuring charge described below, decreased $3.9 million or 4.6% to $81.6 million for the thirty-nine week period ended October 1, 2005 from $85.5 million for the thirty-nine week period ended October 2, 2004.  Pro forma gross profit expressed as a percentage of net sales decreased 1.4% to 29.5% in the thirty-nine week period ended October 1, 2005 from 30.9% in the thirty-nine week period ended October 2, 2004.  Higher costs for beans and packaging materials, maple syrup, pickle and peppers, trade spending and transportation decreased pro forma gross profit by 0.6%, 0.6%, 0.5%, 0.2% and 0.2%, respectively.  Net sales price increases improved pro forma gross profit by 1.3%.

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  We recorded as cost of goods sold a restructuring charge, which included a cash charge for employee compensation and other costs of $0.6 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $2.9 million.  In the thirty-nine weeks ended October 1, 2005, we expensed all $3.5 million of this charge.  No restructuring charges were recorded or expensed during the thirty-nine weeks ended October 2, 2004.  Management expects to have additional cash charges of approximately $0.2 million during the fourth quarter of fiscal 2005.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses decreased $0.6 million or 2.0% to $31.2 million for the thirty-nine week period ended October 1, 2005 from $31.9 million for the thirty-nine week period ended October 2, 2004.  These expenses as a percentage of net sales decreased to 11.3% for the thirty-nine week period ended October 1, 2005 from 11.5% for the thirty-nine week period ended October 2, 2004.  This reduction is primarily due to a reduction in consumer marketing spending of $0.8 million and brokerage and salesmen commissions of $0.5 million, partially offset by an increase in trade spending of $1.0 million.  All other expenses decreased $0.3 million.

General and Administrative Expenses.  General and administrative expenses increased $1.1 million or 27.0% to $5.0 million for the thirty-nine week period ended October 1, 2005 from $4.0 million in the thirty-nine week period ended October 2, 2004.  The increase was primarily due to incremental costs associated with Sarbanes-Oxley Act compliance of $0.6 million and additional public company costs of $0.8 million, which were partially offset by the elimination of the management fees previously paid to BRS.

Operating Income.  As a result of the foregoing, operating income decreased $7.9 million or 15.9% to $41.7 million for the thirty-nine week period ended October 1, 2005 from $49.6 million for the thirty-nine week period ended October 2, 2004.  Operating income expressed as a percentage of net sales decreased to 15.1% in the thirty-nine week period ended October 1, 2005 from 18.0% in the thirty-nine week period ended October 2, 2004.

Interest Expense.  Net interest expense increased $7.5 million or 31.6% to $31.3 million for the thirty-nine week period ended October 1, 2005 from $23.8 million in the thirty-nine week period ended October 2, 2004.  The average debt outstanding increased approximately $37.5 million in the thirty-nine week period ended October 1, 2005 as compared to the thirty-nine week period ended October 2, 2004.  In addition, the effective interest rate for our outstanding debt during the thirty-nine week period ended October 1, 2005 under our post-initial public offering capital structure was higher than the effective interest rate for our outstanding debt during the thirty-nine week period ended October 2, 2004.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense decreased $5.9 million or 59.1% to $4.1 million for the thirty-nine week period ended October 1, 2005 from $10.0 million in the thirty-nine week period ended October 2, 2004.  Our effective tax rate was 39.1% for the thirty-nine week period ended October 1, 2005 and 38.6% for the thirty-nine week period ended October 2, 2004.

Preferred Stock Dividends Accumulated and Related Charges.  Preferred stock dividends accumulated and related charges for the thirty-nine week period ended October 2, 2004 was $11.7 million.  All of our then outstanding preferred stock was repurchased on October 14, 2004 with the proceeds from our initial public offering and the concurrent offerings.  Accordingly, no preferred stock dividends were accumulated for the thirty-nine week period ended October 1, 2005.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures and working capital needs.  See also, “Dividend Policy” and “Commitments and Contractual Obligations” below.  We fund our liquidity needs primarily through cash generated from operations and to the extent necessary, through borrowings under our revolving credit facility.

Cash Flows.  Cash provided by operating activities increased $3.6 million to $11.5 million for the thirty-nine week period ended October 1, 2005 from $7.9 million in the thirty-nine week period ended October 2, 2004.  The increase was due to a decrease in the change in accounts receivable and an increase in the change in accrued expenses, offset by an increase in the change in inventory, a decrease in net income and a decrease in the change in accounts payable.  Working capital at October 1, 2005 was $104.8 million, an increase of $3.0 million over working capital at January 1, 2005 of $101.8 million.

Net cash used in investing activities for the thirty-nine week period ended October 1, 2005 was $5.0 million as compared to net cash used in investing activities of $5.2 million for the thirty-nine week period ended October 2, 2004.  Capital expenditures during the thirty-nine week period ended October 1, 2005 were $5.0 million and included purchases of manufacturing and computer equipment.  This compares to $5.3 million in similar capital expenditures for the thirty-nine week period ended October 2, 2004.

Net cash used in financing activities for the thirty-nine week period ended October 1, 2005 was $12.2 million as compared to $1.1 million for the thirty-nine week period ended October 2, 2004.  Net cash used in financing activities for the thirty-nine week period ended October 1, 2005 consists of $12.2 million in dividends paid on our Class A common stock.  The net cash used in financing activities for the thirty-nine week period ended October 2, 2004 consists of our required $1.1 million year-to-date payment under our then existing term loan.

Based on a number of factors, including our trademark and goodwill amortization for tax purposes from our prior acquisitions, and the income tax effects of our initial public offering, the concurrent offerings and related transactions, including our call premium on our outstanding senior subordinated notes, other write-offs of existing deferred financing costs and the compensation expense associated with our repurchase of certain management stock options, we realized a significant reduction in cash taxes in 2004 and we expect to realize significant reductions in 2005 as compared to our tax expense for financial statement purposes, and further, we believe we will realize a benefit to our cash taxes payable from amortization of our trademarks and goodwill for the taxable years 2005 through 2018.

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

A reconciliation of EBITDA and adjusted EBITDA with the most directly comparable GAAP measure is included below for the thirteen and thirty-nine weeks ended October 1, 2005 and October 2, 2004 along with the components of EBITDA and adjusted EBITDA.

Reconciliation of EBITDA and Adjusted EBITDA to Net Cash Provided by (Used in) Operating Activities (dollars in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income	$3,060	$4,804	$6,354	$15,869
Depreciation	1,769	1,734	5,129	4,971
Income tax expense	1,965	3,020	4,080	9,976
Interest expense, net	10,458	8,195	31,320	23,801
EBITDA (1)	17,252	17,753	46,883	54,617
Adjustments to EBITDA (1)(2)	300	—	3,544	—
Adjusted EBITDA (1)	17,552	17,753	50,427	54,617
Income tax expense	(1,965)	(3,020)	(4,080)	(9,976)
Interest expense, net	(10,458)	(8,195)	(31,320)	(23,801)
Deferred income taxes	2,175	1,396	4,459	4,534
Amortization of deferred financing and bond discount	698	641	2,094	1,925
Changes in assets and liabilities	(1,570)	(10,569)	(9,461)	(19,361)
Restructuring charge, cash portion	(162)	—	(593)	—
Net cash provided by (used in) operating activities	$6,270	$(1,994)	$11,526	$7,938

_________________

(1)          We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization.  We define adjusted EBITDA as EBITDA as adjusted for the transaction related compensation expenses incurred in fiscal 2004 in connection with our initial public offering, the concurrent offerings and related transactions and restructuring charges incurred in fiscal 2005.  We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net cash provided by (used in) operating activities.  We present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt.  We also present this discussion of EBITDA and adjusted EBITDA because covenants in our revolving credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. EBITDA and adjusted EBITDA are not substitutes for operating income or net income, as determined in accordance with generally accepted accounting principles.  EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions, if any, and pay its income taxes and dividends, if any, and in the case of adjusted EBITDA, cash used to pay transaction related bonuses and repurchase of employee stock options and the cost to restructure our operations.  Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements.  EBITDA and adjusted EBITDA also are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes and in the case of adjusted EBITDA, the cost of transaction related bonuses and repurchase of employee stock options and the cost to restructure our operations.  EBITDA and adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities.

(2)          On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  In the thirty-nine weeks ended October 1, 2005, we recorded a charge of $3.5 million, of which $0.3 million was recorded during the thirteen weeks ended October 1, 2005.  The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.6 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $2.9 million.

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

For the thirty-nine weeks ended October 1, 2005, we had cash flows provided by operations of $11.5 million.  If our cash flows from operations for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our revolving credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business.

The table below illustrates for the fiscal year ended January 1, 2005 and the latest twelve months ended October 1, 2005, respectively, the amount of cash that we had available for distribution to our stockholders.

	Fiscal Year Ended	Less: Thirty-nine Weeks Ended	Plus: Thirty-nine Weeks Ended	Latest Twelve Months Ended
Cash Available to Pay Dividends	January 1, 2005	October 2, 2004	October 1, 2005	October 1, 2005 (a)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands)
Net cash provided by operating activities (b)	$19,302	$7,938	$11,526	$22,890
Interest expense, net (c)	48,148	23,801	31,320	55,667
Income taxes	2,126	9,976	4,080	(3,770)
Amortization of deferred debt issuance costs and bond discount	(2,532)	(1,925)	(2,094)	(2,701)
Costs relating to the early extinguishment of debt (c)	(13,906)	—	—	(13,906)
Deferred income taxes	(7,462)	(4,534)	(4,459)	(7,387)
Restructuring charge — property, plant, equipment and inventory impairment(d)	—	—	(2,951)	(2,951)
Changes in assets and liabilities (b)	14,616	19,361	9,461	4,716
EBITDA	60,292	54,617	46,883	52,558
Restructuring charge (d)	—	—	3,544	3,544
Transaction related compensation expenses (e)	9,859	—	—	9,859
Adjusted EBITDA	70,151	54,617	50,427	65,961
Reduction for cash income tax expense	—	—	(138)	(138)
Pro forma cash interest expense (f)	(39,096)	(29,322)	(29,226)	(39,000)
Capital expenditures	(6,598)	(5,285)	(4,992)	(6,305)
Restructuring charge, cash portion (d)	—	—	(593)	(593)
Cash available to pay dividends	$24,457	$20,010	$15,478	$19,925

(a)              Our unaudited consolidated statements of operations and cash flow data for the latest twelve months ended October 1, 2005 was derived from our audited consolidated statements of operations and cash flow data for the fiscal year ended January 1, 2005 and (i) subtracting from it our unaudited consolidated statements of operations and cash flow data for the thirty-nine weeks ended October 2, 2004 and (ii) adding to it our unaudited consolidated statements of operations and cash flow data for the thirty-nine weeks ended October 1, 2005.

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

(d)             On July 1, 2005, we closed our New Iberia, Louisiana manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  In the thirty-nine weeks ended October 1, 2005, we recorded a charge of $3.5 million.  The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.6 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $2.9 million.

(e)              Transaction related compensation expenses, which were incurred in connection with our initial public offering, the concurrent offerings and the related transactions, include:  $6.0 million for transaction bonuses and $3.9 million for our repurchase of employee stock options.

(f)                The fiscal year ended January 1, 2005 pro forma cash interest expense under our post-initial public offering capital structure assuming the initial public offering, concurrent offerings and related transactions occurred on January 4, 2004.  Accordingly, the cash interest expense includes, respectively, 12.0% interest on $165.8 million of senior subordinated notes and 8.0% interest on $240.0 million of senior notes.  Pro forma cash interest expense for the thirty-nine weeks ended October 2, 2004 is an amount equal to three quarters of the pro forma cash interest expense for the fiscal year ended January 1, 2005.  Pro forma cash interest expense for the thirty-nine weeks ended October 1, 2005 is our actual interest expense, for such period less the non-cash amortization of deferred debt issuance costs, which is included in net interest expense for such period.

There can be no assurance that we will continue to pay dividends at historical levels, or at all.  Dividend payments are not mandatory or guaranteed, are within the absolute discretion of our board of directors and will be dependent upon many factors and future developments that could differ materially from our current expectations.  Over time, our EBITDA, adjusted EBITDA and capital expenditure, working capital and other cash needs will be subject to uncertainties, which could impact the level of dividends, if any, we pay in the future.

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

Environmental Clean-Up Costs.

We have not made any material expenditures during the thirty-nine week period ended October 1, 2005 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt.

Senior Secured Credit Facility.  Concurrently with our initial public offering and concurrent offerings, we entered into a $30.0 million senior secured revolving credit facility.  Interest is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.  The revolving credit facility is secured by substantially all of our assets except our real property.  The revolving credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The revolving credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The revolving credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn at October 1, 2005.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.9 million, was $29.1 million at October 1, 2005.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fee of 3% for all outstanding letters of credit.

12.0% Senior Subordinated Notes due 2016.  In connection with our initial public offering, we issued on October 14, 2004, $124.3 million aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs).  In connection with the exercise of the underwriters’ over-allotment option, on October 22, 2004 we issued an additional $18.7 million aggregate principal amount of 12.0% senior subordinated notes in the form of EISs.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes.  As of October 1, 2005, $165.8 million aggregate principal amount of senior subordinated notes was outstanding.

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

Future Capital Needs

We are highly leveraged.  On October 1, 2005, our total long-term debt and stockholders’ equity was $405.8 million and $85.9 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that the cash on our consolidated balance sheet and our cash flow from operations in conjunction with the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit, of approximately $29.1 million at October 1, 2005, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends.  We expect to make capital expenditures of between $6.5 million and $7.0 million for fiscal 2005.

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

Recent Accounting Pronouncements

In response to the enactment of the American Job Creation Act of 2004 (the “Jobs Act”) on October 22, 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers” (FSP 109-1).

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values.  The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  Based on a recent announcement by the Securities and Exchange Commission, we are required to adopt SFAS No. 123R no later than January 1, 2006.  Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include prospective and retroactive adoption options.  Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The adoption of SFAS No. 123R will not have an impact on our consolidated results of operations and earnings per share, since we currently do not make any share-based payments and we are not applying the retroactive method to any prior share-based payments.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and was adopted by our company beginning July 3, 2005.  There was no impact on our consolidated results of operations and financial conditions.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without changing the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. We are not currently contemplating any accounting changes, which would be impacted by SFAS No. 154.

In March 2005, the Financial Accounting Standards Board issued interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have an impact on our consolidated results of operations and financial condition.

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

We are also party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by our company, which fee will not exceed 1.0% of the total transaction value.  No such fees were paid during the thirty-nine weeks ended October 1, 2005 and October 2, 2004.  In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise.  BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings.

We are a party to a lease for our Roseland manufacturing and warehouse facility with 426 Eagle Rock Avenue Associates, a real estate partnership of which Leonard S. Polaner, our former chairman of the board of directors, is the general partner.  Total rent expense associated with this lease was approximately $577,000 for the thirty-nine week periods ended October 1, 2005 and October 2, 2004.  The lease expires in April 2009.

Off-balance Sheet Arrangements

As of October 1, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of January 1, 2005.

	Payments Due by Period
	(Dollars in thousands)
Contractual Obligations:	Total	2005	2006	2007	2008	2009 and Thereafter

Long-term debt (1)	$772,436	$39,096	$39,096	$39,096	$39,096	$616,052
Operating leases	9,567	3,804	2,203	1,506	1,432	622
Other long-term obligations (2)	1,860	1,860	—	—	—	—
Total	$783,863	$44,760	$41,299	$40,602	$40,528	$616,674

________

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

During the thirty-nine week period ended October 1, 2005, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the table above, except that our expected contributions under our defined benefit pension plans decreased from $1.9 million to $1.0 million.

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

Our largest customer, Wal-Mart Stores, Inc., accounted for 9.1% of our net sales during the thirty-nine week period ended October 1, 2005 compared to 7.6% of our net sales during the thirty-nine week period ended October 2, 2004.  Our ten largest customers together accounted for approximately 41.7% of our net sales during the thirty-nine week period ended October 1, 2005 compared to 39.8% of our net sales during the thirty-nine week period ended October 2, 2004.  As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs.  Further, these customers are reducing their inventories and increasing their emphasis on private label products.  If we fail to use our marketing expertise and unique products and category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability may be adversely affected.

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

We own 104 trademarks which are registered in the United States, 23 trademarks which are registered with certain U.S. states and Puerto Rico, and 224 trademarks which are registered in foreign countries.  In addition, we have ten trademark applications pending in the United States and foreign countries.  We consider our trademarks to be of significant importance in our business.  If the actions we take to establish and protect our trademarks and other proprietary rights are not adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights, it may be necessary for us to initiate or enter into litigation in the future to enforce our trademark right or to defend ourselves against claimed infringement of the rights of others.  Any legal proceedings could result in an adverse determination that could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

As of October 1, 2005, approximately 274 of our 708 employees were covered by collective bargaining agreements.  Approximately 53 of our employees at our Roseland, New Jersey facility were represented by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863).  Approximately 135 of our employees at our Portland and Biddeford, Maine facilities were represented by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334).  Approximately 86 of our employees at our Stoughton, Wisconsin facility were represented by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695).  Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.  In addition, if upon the expiration of existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

For the latest twelve months ended October 1, 2005, we had cash provided by operating activities of $22.9 million.  If our cash flows from operations for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our revolving credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business.

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

At October 1, 2005, we had $240.0 million of senior indebtedness, and $165.8 million of senior subordinated indebtedness.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates.  As of October 1, 2005, our revolving credit facility entered into concurrently with our initial public offering and the concurrent offerings was undrawn, and we have no outstanding variable rate borrowings.  Interest under our revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.

We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year.  The fair value of the senior notes at October 1, 2005, based on quoted market prices, was $246.0 million.

We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due October 30, 2016, with interest payable quarterly on January 30, April 30, July 30 and October 30 of each year.  Of such outstanding principal amount, $143.0 million principal amount is represented by approximately 20.0 million EISs.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.  As of October 1, 2005, the fair value of the EISs, based on the per EIS closing price on the AMEX on July 1, 2005, was $12.65 per EIS.  It is not practicable to estimate the fair value of the $143.0 million principal amount of senior subordinated notes represented by the EISs.  Of the $165.8 aggregate principal amount of senior subordinated notes outstanding, $22.8 million principal amount is not represented by EISs and trades separately.  The fair value of the separate senior subordinated notes at October 1, 2005, based on quoted market prices, was $23.9 million.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Dated: October 31, 2005		B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.