Form 10-K
period 2005-12-31
B&G Foods, Inc.
filed 2006-03-07
CIK 1278027

As filed with the Securities and Exchange Commission on March 7, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to                          .

Commission file number 001-32316

B&G FOODS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3918742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Four Gatehall Drive, Suite 110, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (973) 401-6500
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Enhanced Income Securities, each representing one share of Class A Common Stock, par value $0.01 per share, and $7.15 principal amount of 12% Senior Subordinated Notes due 2016	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Enhanced Income Securities (EISs) held by non-affiliates of the registrant as of July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $290,884,347. Each EIS represents one share of Class A common stock, par value $0.01 per share, and $7.15 principal amount of senior subordinated notes due 2016. In determining the market value of the registrant’s EISs held by non-affiliates, EISs beneficially owned by directors, officers and holders of more than 10% of the registrant’s EISs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2006, the registrant had 20,000,000 shares of Class A common stock, par value $0.01 per share, outstanding, all of which were represented by EISs. As of February 28, 2006, the registrant had 7,556,443 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before April 30, 2006 in connection with the registrant’s 2006 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.                        Business.

Overview

We manufacture, sell and distribute a diverse portfolio of high quality, shelf-stable foods, many of which have leading retail market shares in our relevant markets. In general, we position our retail products to appeal to the consumer desiring a high quality and reasonably priced branded product. We complement our retail product sales with growing institutional and food service sales.

History

B&G Foods, including our subsidiaries and predecessors, has been in business for over 115 years. We were incorporated in Delaware on November 25, 1996 under the name B Companies Holdings Corp. On August 11, 1997, we changed our name to B&G Foods Holdings Corp. On October 14, 2004, simultaneously with the completion of our initial public offering and the concurrent offerings, B&G Foods, Inc., our wholly owned subsidiary, was merged with and into us and we were renamed B&G Foods, Inc.

The table below includes some of the significant events in our recent history:

Date	Significant Event
June 1997	Acquisition of the Regina, Wright’s, Brer Rabbit and Vermont Maid brands from Nabisco, Inc.
August 1997	Acquisition of the Trappey’s brand from E. Mcllhenny’s Son Corporation.
July 1998	Acquisition of the Maple Grove Farms of Vermont and Up Country Naturals brands from certain individuals.
February 1999	Acquisition of the Polaner and related brands from International Home Foods, Inc. and M. Polaner, Inc.
March 1999	Acquisition of the Underwood, B&M, Ac’cent, Sa-son Ac’cent, Las Palmas and Joan of Arc brands from The Pillsbury Company and related entities.
June 2000

Entry into an agreement with Emeril’s Food of Love Productions, LLC (EFLP) pursuant to which we and EFLP agreed to create a signature line of consumer packaged foods products which are marketed under the label Emeril’s.

January 2001	Sale of the Burns & Ricker® brand to Nonni’s Food Company, Inc.
August 2003	Acquisition of the Ortega brand from Nestlé Prepared Foods Company.
October 2004	Completion of our initial public offering and the concurrent offerings.
December 2005	Acquisition of the Ortega food service dispensable pouch and dipping cup cheese sauce businesses from Nestlé USA, Inc.
January 2006	Acquisition of the Grandma’s molasses brand from Mott’s LLP, a Cadbury Schweppes Americas Beverages company

Products and Markets

The following is a brief description of our brands and product lines:

The Ortega brand has been in existence since 1897 and its products span the shelf-stable Mexican food segment including taco shells, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products. Ortega products are distributed nationally. We recently introduced a number of snack products such as microwavable cheese sauce bowls and salsa and cheese sauce bowls under the Ortega brand.

The Maple Grove Farms of Vermont brand is a leading brand of pure maple syrup in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, marinades, fruit syrups, confections, pancake mixes and organic products. Maple Grove Farms of Vermont products are distributed nationwide.

The Bloch & Guggenheimer brand originated in 1889, and its pickle, pepper/pimentos and relish products are a leading brand in the New York metropolitan area. This line consists of shelf-stable pickles, relishes, peppers, olives and other related specialty items.

The Polaner brand was introduced in 1880 and is comprised of a broad array of fruit-based spreads as well as jarred wet spices such as chopped garlic and basil. Polaner All Fruit is a leading national brand of fruit-juice sweetened fruit spread. The spreads are available in more than a dozen flavors. Polaner Sugar Free preserves are the second leading brand of sugar-free preserves nationally.

The Emeril’s brand was introduced in September of 2000 under a licensing agreement with celebrity chef Emeril Lagasse. We offer a line of seasonings, salad dressings, marinades, pepper sauces, barbecue sauces, mustards, salsas and pasta sauces under the Emeril’s brand name. In addition, we recently introduced chicken, beef and vegetable stocks under the Emeril’s brand.

The Las Palmas brand originated in 1922 and primarily includes authentic Mexican enchilada sauce and various pepper products.

The Underwood brand’s “Underwood Devil” (logo) is among the oldest registered trademarks for a prepackaged food product in the United States. We market meat spreads of several types, including deviled ham, chicken and roast beef as well as liver pate and sardines under the Underwood brand name. We believe that no competitors offer a directly comparable product to our meat spreads.

The B&M brand was introduced in 1927 and is the original brand of brick-oven baked beans. The B&M line includes a variety of baked beans and brown bread. The B&M brand currently has a leading market share in the New England region.

The Ac’cent brand was introduced in 1947 as an all-natural flavor enhancer for meat preparation and is generally used on beef, poultry, fish and vegetables. We believe that Ac’cent is positioned as a unique flavor enhancer.

The Trappey’s brand includes two major categories of products under the brand, high quality peppers and hot sauces.

The Regina brand includes vinegars and cooking wines. Vinegars and cooking wines are most commonly used in the preparation of salad dressings as well as in a variety of recipe applications, including sauces, marinades and soups.

The Joan of Arc brand includes a full range of canned beans including kidney, chili and other beans. Joan of Arc products are sold nationally with significant sales in the Midwest region.

The Grandma’s brand of molasses is the leading brand of premium-quality molasses sold in the United States. Grandma’s molasses products are offered in two distinct styles: Grandma’s Original Molasses and Grandma’s Robust Molasses. Grandma’s molasses products are distributed nationally.

The Wright’s brand was introduced in 1895 and is an all-natural seasoning that reproduces the flavor and aroma of pit smoking in meats, chicken and fish. Wright’s is offered in two flavors: Hickory and Mesquite.

The Sa-s´on brand was introduced in 1947 as a flavor enhancer used primarily for Puerto Rican and Hispanic food preparation. The product is generally used on beef, poultry, fish and vegetables. The brand’s flavor enhancer is offered in four flavors: Original, Coriander and Achiote, Garlic and Onion, and Tomato.

The Brer Rabbit brand currently offers mild and full-flavored molasses products and a blackstrap molasses product. Mild molasses is designed for table use and full-flavored molasses is typically used in baking, barbeque sauces and as a breakfast syrup.

The Vermont Maid brand has been in existence since 1919 and we offer maple-flavored syrup under the brand name. Vermont Maid syrup is available in regular, sugar-free and sugar-free butter varieties. Vermont Maid is mainly distributed in New England.

Processed Food Industry

The processed food industry is one of the United States’ largest industries. Due to its maturity, it is characterized by relatively stable sales growth, based on modest price and population increases. Over the last several years, the industry has experienced consolidation as competitors have shed non-core business lines and made strategic acquisitions to complement category positions, maximize economies of scale in raw material sourcing, production and distribution. A series of large mergers over the last twenty years has led to the formation of a few, very large companies with a presence in a variety of branded product categories.

Retailers are demanding higher margins, while at the same time reducing inventory levels and increasing their emphasis on private label products in certain categories. The importance of sustaining strong relationships with retailers has become a critical success factor for food companies and is driving many initiatives such as category management and efficient customer response. These two initiatives focus on retailers’ need to minimize inventory investment and maximize dollar sales for allocated store shelf space. Food companies with category leadership positions, value-added distribution and strong retail relationships have increasingly benefited from these initiatives as a way to maintain shelf space and maximize distribution efficiencies. In addition, the specialty foods, mass merchandiser, food service and private label markets and channels provide additional opportunities of growth for food companies.

Sales, Marketing and Distribution.

Overview.   We sell, market and distribute our products through a multiple-channel sales, marketing and distribution system including the following:

•       sales and shipments to supermarket warehouses;

•       sales and shipments to distributors and food service accounts;

•       sales and shipments to mass merchants, warehouse clubs and other non-food outlets;

•       sales and shipments to specialty food distributors;

•        direct-store-delivery sales and shipments on a regional basis to individual grocery stores in the greater New York Metropolitan area; and

•        sales and shipments through export and the Internet.

We believe our established infrastructure in these channels allows us to distribute additional product volume cost-effectively. We sell our brands primarily through broker sales networks to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors. The broker sales network handles the sale of our products at the customer level. We distribute our products in the greater New York metropolitan area primarily through direct-store-delivery (DSD). Through DSD, we service over 2,000 individual grocery stores.

Sales.   Our sales organization is aligned by distribution channels and consists of regional sales managers, key account managers and sales persons. Regional sales managers sell our products nationwide through national and regional food brokers, with separate organizations focusing on specialty, food service, grocery chain accounts and special markets. Our sales managers coordinate our broker sales efforts and make key account calls with buyers or distributors and supervise retail coverage of the products at the store level through brokers.

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

Over the past several years, we have established a national sales force that is capable of supporting our current business as well as potential new acquisitions. We have primarily developed our national sales force internally, and did not integrate sales and marketing personnel from acquired companies in connection with most of our brand acquisitions. In the case of our Maple Grove Farms of Vermont acquisition, management retained the brand’s sales force to serve the specialty channel related to that brand and for specialty-oriented brands that we might develop, license or acquire in the future. This same sales force subsequently launched the Emeril’s brand. The current national sales force is very experienced and was able to integrate Ortega within 30 days following the close of the acquisition.

Sales representatives and brokers work with individual stores in the New York metropolitan area. These sales representatives and brokers visit the over 2,000 stores within the DSD area on a weekly or bi-weekly basis.

Marketing.   Our marketing organization is aligned by brand and is responsible for the strategic planning for each of our brands. We focus on deploying promotional dollars where the spending will have the greatest impact. Marketing and trade spending support, on a national basis, typically consists of advertising trade promotions, coupons and cross-promotions with supporting products. Marketing support for the products distributed through DSD consists primarily of trade promotions aimed at gaining display activity to produce impulse sales. Consumer promotion and coupons supplement this activity.

Distribution.   We distribute our products through a multiple-channel system that we have developed as we have grown our business. We believe our distribution system has sufficient capacity to accommodate incremental product volume in a cost-effective manner, as demonstrated most recently in the initial Ortega acquisition in 2003 and the Ortega food service dispensing pouch and dipping cup acquisition in 2005. See Item 2, “Properties” for a listing of our distribution and centers and warehouses.

Customers

Our top ten customers accounted for approximately 42.2% of our fiscal 2005 net sales, and no single customer accounted for more than 9.0% of our fiscal 2005 net sales.

Seasonality

Sales of a number of our products tend to be seasonal. In the aggregate, however, our sales are not heavily weighted to any particular quarter due to the diversity of our product and brand portfolio.

We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers and other related specialty items during the months of July through October, and we purchase substantially all of our maple syrup requirements during the months of April through July. Consequently, our liquidity needs are greatest during these periods.

Competition

We face competition in each of our product lines. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service, advertising and other activities and the ability to identify and satisfy emerging consumer preferences. We compete with numerous companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and/or be substantially less leveraged than we. Our ability to grow our business could be impacted by the relative effectiveness of, and competitive response to, our product initiatives, product innovation, advertising and promotional activities. In addition, from time to time, we experience margin pressure in certain markets as a result of competitors’ pricing practices.

Our most significant competitors for our pickles and peppers products are Vlasic® and Mt. Olive® branded products. In addition, The J.M. Smucker Company is the main competitor for our fruit spread products marketed under the Polaner label. The Maple Grove Farms of Vermont pure maple syrup competes directly with the SpringTree® brand in the pure maple syrup category. Our Vermont Maid syrup products also have a number of competitors in the general pancake syrup market, including Aunt Jemima®, Mrs. Buttersworth® and Log Cabin®. Our B&M and Joan of Arc products compete with Bush’s® brand products. Ortega products compete with the Old El Paso® and Taco Bell® brands.

In addition, our products compete not only against other brands in their respective product categories, but also against products in similar or related product categories. For example, our shelf-stable pickles compete not only with other brands of shelf-stable pickles, but also with products found in the refrigerated sections of grocery stores, and all our brands compete against private label brands to varying degrees.

Raw Materials

We purchase raw materials, including agricultural products, meat, poultry, other raw materials and packaging materials from growers, commodity processors, other food companies and packaging manufacturers located in the U.S. and foreign locations. Our principal raw materials include peppers, cucumbers, other vegetables, fruits, maple syrup, meat and poultry. We purchase our agricultural raw materials in bulk or pursuant to short-term supply contracts. We purchase most of our agricultural products between April 1 and October 31. We also use packaging materials, particularly glass jars and cans.

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

Production

Manufacturing.   We operate five manufacturing facilities for our products. See Item 2, “Properties” for a listing of our manufacturing facilities.

Co-Packing Arrangements.   In addition to our own manufacturing facilities, we source a significant portion of our products under “co-packing” agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in the U.S. and foreign locations produce Regina, Underwood, Las Palmas and Joan of Arc brand products and certain Emeril’s and Ortega brand products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for our products, although we may experience short-term disturbances in our operations if we are required to change our co-packing arrangements.

Trademarks and Licensing Agreements

We own 106 trademarks that are registered in the United States, 23 trademarks that are registered with certain U.S. states and Puerto Rico, and 228 trademarks that are registered in foreign countries. In addition, we have 11 trademark applications pending in the United States and foreign countries. Examples of our trademarks and registered trademarks include Ac’cent, B&G, B&G Sandwich Toppers, B&M, Bloch & Guggenheimer, Brer Rabbit, Cozy Cottage, Grandma’s, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Ortega, Polaner, Regina, Sa-s´on, Trappey’s, Underwood, Vermont Maid and Wright’s. We consider our trademarks to be of special significance in our business. We are not aware of any circumstances that would negatively impact our trademarks. Our credit facility is secured by substantially all of our assets (other than our real property), including our rights to our intellectual property.

In June 2000 we entered into a license agreement with Emeril’s Food of Love Productions, L.L.C. (EFLP). This license agreement grants us an exclusive license to use the intellectual property owned by EFLP relating to Mr. Lagasse, including the name “Emeril Lagasse” and pictures, photographs and other personality material, in connection with the manufacturing, marketing and distribution of dry seasoning, liquid seasoning, condiments, sauces, dressings and certain other products through retail channels in the United States, the Caribbean and Canada. We also have the right of first negotiation with respect to other shelf-stable grocery products. Under the license agreement, EFLP owns all of the recipes that it provides to us and all of our Emeril’s brand products and related marketing materials are subject to the prior approval of EFLP, which approval may not be unreasonably withheld. In addition, we are prohibited from entering into similar arrangements with other chefs or celebrities in connection with any of the products covered by our agreement with EFLP.

The license agreement has been extended through May 2010 and is subject to extension and renewal at our option for an indefinite period if we meet specified annual net sales results. Among other things, we are obligated to introduce and market new products in each year of the license agreement and to pay EFLP royalties based on annual net sales of our Emeril’s brand products. The license agreement may be terminated by EFLP if we are in breach or default of any of our material obligations thereunder. We have also agreed to indemnify EFLP with respect to claims under the license agreement, including claims relating to any alleged unauthorized use of any mark, personality or recipe by us in connection with the products in the Emeril’s line of products.

Employees and Labor Relations

As of December 31, 2005, our workforce consisted of 744 employees. Of that total, 507 employees were engaged in manufacturing, 92 were engaged in marketing and sales, 113 were engaged in distribution and 32 were engaged in administration. Approximately 279 of our 744 employees, as of December 31, 2005, were covered by collective bargaining agreements. Approximately 55 of our employees at our Roseland, New Jersey facility were covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863), scheduled to expire on March 31, 2009. Approximately 135 of our employees at our Portland and Biddeford, Maine facilities were covered by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334), scheduled to expire on

April 28, 2007. Approximately 89 of our employees at our Stoughton, Wisconsin facility were covered by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695), scheduled to expire on March 31, 2006. In general, we consider our employee and union relations to be good.

Government Regulation

Our operations are subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture, the United States Department of Labor and other federal, state and local authorities regarding the processing, packaging, storage, distribution and labeling of our products and the health and safety of our employees. Our processing facilities and products are subject to periodic inspection by federal, state and local authorities.

We are subject to the Food, Drug and Cosmetic Act and the regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. For example, the FDA regulates manufacturing practices for foods through its current ‘‘good manufacturing practices’’ regulations and specifies the recipes for certain foods. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products.

We are also subject to the U.S. Bio-Terrorism Act of 2002 which imposes on us new import and export regulations. Under the Bio-Terrorism Act, among other things, we are required to provide specific information about the food products we ship into the U.S. and to register our manufacturing facilities with the FDA.

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

Environmental Matters

We are subject to environmental laws and regulations in the normal course of business. We have not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental laws or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental laws or regulations or to respond to such environmental claims.

Subsequent Events

Grandma’s Molasses Acquisition.   On January 10, 2006, through one of our subsidiaries, we closed on the acquisition of the Grandma’s molasses brand from Mott’s LLP, a Cadbury Schweppes Americas Beverages company, for a purchase price of $30 million in cash and certain assumed liabilities, pursuant to an asset purchase agreement. The purchased assets include certain intellectual property, business and customer information, contracts and equipment. We used the proceeds of a new $25 million term loan (described more fully below in Item 7, “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” under the heading “Debt—Senior Secured Credit Facility”) together with cash on hand to fund the acquisition and to pay related transaction fees and expenses.

Director Resignation; Notice Regarding Non-Compliance with Amex Continued Listing Standards; Election of New Director.   Effective January 6, 2006, Nicholas B. Dunphy, announced his resignation from our board of directors. Mr. Dunphy, who served as an independent director, also served as a member of the board’s audit committee and nominating and governance committee. Mr. Dunphy’s resignation was not the result of any disagreement on any matter relating to our company’s operations, policies or practices. Following the resignation of Mr. Dunphy, only three of the remaining six directors have previously been designated as independent by the board. In addition, the nominating and governance committee and audit committee each have only two members. On January 6, 2006, pursuant to Section 921 of the Amex Company Guide, we notified the American Stock Exchange that that as a result of Mr. Dunphy’s resignation, we were no longer in compliance with (1) Section 802(a) of the Amex Company Guide, which requires that at least a majority of the directors on the board of directors of each listed company must be independent directors as defined under Section 121A of the Amex Company Guide or (2) Section 121B(2)(a), which requires that the audit committee of each listed company have at least three members. We informed the American Stock Exchange that to remedy the foregoing, the board’s nominating and governance committee has commenced a search for Mr. Dunphy’s replacement and plans to complete its search in time for the board of directors to appoint a replacement to serve on the board (as well as on the nominating and governance committee and the audit committee) on or prior to March 8, 2006. On January 24, 2006, we received a letter from Amex notifying us that if we fail to regain compliance with Amex’s continued listing standards by March 8, 2006, Amex may commence delisting proceedings.

On March 2, 2006, upon the recommendation of our nominating and governance committee, our board of directors elected Dennis M. Mullen to the board of directors, effective March 7, 2006. Mr. Mullen will also serve on the audit committee and nominating and governance committee. Mr. Mullen, who will serve as an independent director, will fill the vacancies on the board and committees created upon the resignation of Mr. Dunphy. When Mr. Mullen’s election becomes effective on March 7, 2006, we will regain compliance with the Amex continued listing standards.

Available Information

Under the Securities Exchange Act of 1934, as amended, we are required to file with or furnish to the SEC annual, quarterly and current reports, proxy and information statements and other information. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

We make available, free of charge, through the investor relations section of our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, filed with or furnished to the SEC as soon as reasonably practicable after they are filed with the SEC. The address for our web site is http://www.bgfoods.com

The full text of the charters for each of the audit, compensation and nominating and governance committees of our board of directors as well as our Code of Business Conduct and Ethics is available at the investor relations section of our web site, http://www.bgfoods.com. Our Code of Business Conduct and Ethics applies to all of our employees, officers and directors, including our chief executive officer and our chief financial officer and principal accounting officer. We intend to disclose any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our chief executive officer or chief financial officer and principal accounting officer in the investor relations section of our web site.

The information contained on our web site is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

Item 1A.                Risk Factors.

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

The packaged food industry is highly competitive. Numerous brands and products, including private label products, compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, brand recognition and loyalty, customer service, effective consumer advertising and promotional activities and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and/or are substantially less leveraged than our company. If we are unable to continue to compete successfully with these companies or if competitive pressures or other factors cause our products to lose market share or result in significant price erosion, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected. See Item 1, “Business—Competition.”

We may be unable to maintain our profitability in the face of a consolidating retail environment.

Our largest customer, Wal-Mart Stores, Inc., accounted for 9.0% of our fiscal 2005 net sales and our ten largest customers together accounted for approximately 42.2% of our fiscal 2005 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on private label products. If we fail to use our marketing expertise and unique products and category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability may be adversely affected.

If we are unable to retain our key management personnel, our growth and future success may be impaired and our financial condition could suffer as a result.

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. As a result, departure by members of our senior management could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. In addition, we do not maintain key-man life insurance on any of our executive officers.

Most of our food product categories are mature and certain categories have experienced declining consumption rates from time to time. We may be unable to offset any reduction in, or increase, net sales in these categories through an increase in trade spending for these categories or an increase in net sales in other categories

If consumption rates and sales in our mature food product categories continue to decline, our revenue and operating income may be adversely affected, and we may not be able to offset this decrease in business with increased trade spending or an increase in sales or profitability of other products and product categories.

We may have difficulties integrating recent or future acquisitions or identifying new acquisition.

We acquired the Ortega food service dispensing pouch and dipping cup business in December 2005 and the Grandma’s molasses brand in January 2006 and we may pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or that we may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from recent or future acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. In addition, any acquired product lines or businesses may require a greater amount of trade and promotional spending than we anticipate. Historically, we have grown net sales for some but not all of the brands we have acquired. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. Any inability by us to integrate and manage any acquired product lines or businesses in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade or promotional spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We are vulnerable to fluctuations in the supply and price of raw materials and labor, manufacturing and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We purchase agricultural products, meat and poultry, other raw materials and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers. While all such materials are available from numerous independent suppliers, raw materials and packaging supplies are subject to fluctuations in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, energy and fuel costs, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi. Although we enter into advance commodities purchase agreements from time to time, these contracts do not protect us from all increases in raw material costs. In addition, the cost of labor, manufacturing, energy, fuel, packaging materials, pork and chicken and other costs related to the production and distribution of our food products have risen in recent years, and we believe that they may continue to rise in the foreseeable future. If the cost of labor, raw materials or manufacturing or other costs of production and distribution of our food products continue to increase, and we are unable to fully offset these increases by raising prices or other measures, our profitability and financial condition could be negatively impacted.

We rely on co-packers for a significant portion of our manufacturing needs, and the inability to enter into additional or future co-packing agreements may result in our failure to meet customer demand.

We rely upon co-packers for a significant portion of our manufacturing needs. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory co-packing agreements could limit our ability to implement our business plan or meet customer demand. See Item 1, “Production—Co-Packing Arrangements.”

The loss of our exclusive license with Emeril’s Food of Love Productions, L.L.C. or events or rumors relating to the Emeril’s brand could adversely impact our operating results.

Approximately 6.2% of our fiscal 2005 net sales came from our exclusive license agreement with Emeril’s Food of Love Productions, L.L.C. (EFLP). The value of our license agreement depends in part on the reputation and integrity of Emeril Lagasse, under whose name the Emeril’s products are marketed. Mr. Lagasse is a widely recognized chef who currently enjoys celebrity status for his ability to prepare gourmet foods. Consumer and customer recognition of Mr. Lagasse and the Emeril’s brand and the association of this brand with safe and high quality food products form an integral part of our Emeril’s products. Should Mr. Lagasse’s popularity decline, or should our exclusive license with EFLP be lost or compromised for any reason, our operating results could be adversely impacted. In addition, EFLP may terminate the license agreement at any point if we fail to meet our obligations under the agreement.

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

Our success depends in part on our ability to anticipate and offer products that appeal to the changing tastes, dietary habits and product packaging preferences of consumers in the market categories in which we compete. If we are not able to anticipate, identify or develop and market products that respond to these changes in consumer preferences, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs related to developing and marketing new products or expanding our existing product lines in reaction to what we perceive to be increased consumer preference or demand. Such development or marketing may not result in the volume of sales or profitability anticipated.

Severe weather conditions and natural disasters can affect crop supplies and reduce our operating results.

Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of the raw materials that we use for our products. Our maple syrup products, for instance, are particularly susceptible to severe freezing conditions in Quebec, Canada and Vermont during the season in which the syrup is produced. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their supplies. If our supplies of raw materials are reduced, we may not be able to find supplemental supply sources on favorable terms or at all, which could adversely affect our business and operating results.

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

Our operations are subject to extensive regulation by the United States Food and Drug Administration (FDA), the United States Department of Agriculture (USDA) and other national, state and local authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging and safety of foods. Under this program the FDA regulates manufacturing practices for foods through its current “good manufacturing practices” regulations and specifies the recipes for certain foods. Furthermore, our processing facilities and products are subject to periodic inspection by federal, state and local authorities. Any changes in these laws and regulations could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, which would adversely affect our financial condition and results of operations. In addition, failure by us to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. See Item 1, “Business—Government Regulation.”

Failure by third-party co-packers to comply with environmental or other regulations may disrupt our supply of certain products and adversely affect our business.

We rely on co-packers to produce certain of our products. Such co-packers, whether in the U.S. or overseas, are subject to a number of regulations, including environmental regulations. Failure by any of our co-packers to comply with regulations, or allegations of compliance failure, may disrupt their operations. Disruption of the operations of a co-packer could disrupt our supply of product, which could have an adverse effect on our business, consolidated financial condition, results of operations or liquidity. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production interruption, may adversely affect our results of operations.

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, manufacturing, storage, handling or transportation phases of production. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

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

Risk associated with foreign suppliers and co-packers, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.

Our relationships with foreign suppliers and co-packers subject us to the risks of doing business abroad. The countries from which we source our products may be subject to political and economic instability, and may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject. Our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject. In addition, changes in respective wage rates among the countries from which we and our competitors source product could substantially impact our competitive position. Changes in exchange rates, import/export duties or relative international wage rates applicable to us or our competitors could adversely impact our business, financial condition and results of operations. These changes may impact us in a different manner than our competitors.

Litigation regarding our trademarks and any other proprietary rights and intellectual property infringement claims may have a significant negative impact on our business.

We own 106 trademarks that are registered in the United States, 23 trademarks that are registered with certain U.S. states and Puerto Rico, and 228 trademarks that are registered in foreign countries. In addition, we have 11 trademark applications pending in the United States and foreign countries. We consider our trademarks to be of significant importance in our business. If the actions we take to establish and protect our trademarks and other proprietary rights are not adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights, it may be necessary for us to initiate or enter into litigation in the future to enforce our trademark right or to defend ourselves against claimed infringement of the rights of others. Any legal proceedings could result in an adverse determination that could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

As of December 31, 2005, approximately 279 of our 744 employees were covered by collective bargaining agreements. Approximately 55 of our employees at our Roseland, New Jersey facility were covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863), scheduled to expire on March 31, 2009.Approximately 135 of our employees at our Portland and Biddeford, Maine facilities were covered by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334), scheduled to expire on April 28, 2007. Approximately 89 of our employees at our Stoughton, Wisconsin facility were covered by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695), scheduled to expire on March 31, 2006. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. We are in negotiations for a new collective bargaining agreement to replace the existing Stoughton, Wisconsin collective bargaining agreement that is scheduled to expire on March 31, 2006. However, we cannot assure you that we will reach a new agreement with the union prior to the expiration date. If prior to the expiration of the Stoughton, Wisconsin collective bargaining agreement or prior to the expiration of any of our other existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Furthermore, our board of directors may, in its sole discretion, amend or repeal the dividend policy it adopted in connection with our initial public offering. Our board of directors may decrease the level of dividends provided for in this dividend policy or entirely discontinue the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant. The indenture governing our senior subordinated notes, the terms of our credit facility and the indenture governing the senior notes contain significant restrictions on our ability to make dividend payments. In addition, certain provisions of the Delaware General Corporation Law may limit our ability to pay dividends.

Our dividend policy may negatively impact our ability to finance our working capital requirements, capital expenditures or operations.

In connection with our initial public offering, our board of directors adopted a dividend policy under which cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and assets and $6.0 million of dividend restricted cash (that can be used for the payment of dividends on the Class A common stock or for any other purpose other than the payment of dividends on the Class B common stock), would in general be distributed as regular quarterly cash dividends (up to the intended dividend rates as determined by our board of directors) to the holders of our Class A common stock and as regular annual cash dividends (up to the permitted dividend rate described under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”) to the holders of our Class B common stock and not be retained by us as cash on our consolidated balance sheet. As a result, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

If we have insufficient cash flow to cover the intended dividend payments under the dividend policy adopted by our board of directors we would need to reduce or eliminate dividends or, to the extent permitted under our debt agreements, fund a portion of our dividends with additional borrowings.

For fiscal 2005, we had cash flows from operating activities of $22.5 million. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, results of operations, liquidity and ability to maintain or expand our business.

Our certificate of incorporation authorizes us to issue without stockholder approval preferred stock that may be senior to our common stock in right of dividend payment.

Our certificate of incorporation authorizes the issuance of preferred stock without stockholder approval and upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future. The right of the holders of our common stock to receive dividends as they may be lawfully declared from time to time by our board of directors is subject to any preferential rights that we may grant to the holders of preferred stock that we may issue. The terms of any preferred stock we issue may place restrictions on the payment of dividends to the holders of our common stock. If we issue preferred stock that is senior to our common stock in right of dividend payment, and our cash flows from operating activities or surplus are insufficient to support dividend payments to the holders of preferred stock and to the holders Class A and Class B common stock, we may be forced to reduce or eliminate dividends to the holders of Class A and Class B common stock.

We have substantial indebtedness, which could:

•       restrict our ability to pay interest on our senior subordinated notes and our senior notes;

•       restrict our ability to pay dividends with respect to shares of our Class A and Class B common stock; and

•       impact our financing options and liquidity position.

At December 31, 2005, we had $240.0 million aggregate principal amount of senior indebtedness, and $165.8 million aggregate principal amount of senior subordinated indebtedness. As a result of our term loan borrowings used to finance in part our acquisition of the Grandma’s molasses brand in January 2006, we currently have $265.0 million aggregate principal amount of senior indebtedness.

Our ability to pay dividends is subject to applicable law and contractual restrictions contained in the instruments governing any indebtedness of ours and our subsidiaries, including our credit facility, which is secured on a senior basis by substantially all of our and our subsidiaries’ assets except our real property, and our senior notes. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

While our credit facility contains total leverage, senior leverage and cash interest coverage maintenance covenants and the indentures governing the senior notes and senior subordinated notes contain incurrence covenants that restrict our ability to incur debt, as long as we meet these financial covenant tests we will be allowed to incur additional indebtedness. In addition, the indenture governing the senior subordinated notes allows us to issue additional senior subordinated notes with terms identical (other than issuance date) to our existing senior subordinated notes under certain circumstances.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We may not be able to repay or refinance the senior subordinated notes, the credit facility or our senior notes upon terms acceptable to us if at all.

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

Our ability to continue to expand our business is, to a certain extent, dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing, including through the sale of EISs or other securities. The credit facility is subject to periodic renewal or must otherwise be refinanced. Likewise, we expect that we will refinance our senior notes at or prior to maturity, which will be substantially prior to the maturity date of the senior subordinated notes. If we are unable to refinance our indebtedness, including our credit facility or our senior notes, on commercially reasonable terms or at all, we would be forced to seek other alternatives, including:

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

Our ability to obtain external financing and, in particular, debt financing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Moody’s and S&P have provided ratings to the senior subordinated notes of Caa1 and CCC+, respectively. In determining our credit ratings, the rating agencies generally consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, off-balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. The ratings provided to us by Moody’s and S&P for the senior subordinated notes indicate that these rating agencies have determined that our senior subordinated notes have a currently identifiable vulnerability to default and that we are dependent upon favorable business, financial, and economic conditions to meet timely payment of interest and repayment of principal on the senior subordinated notes.

We are a holding company and we rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our debt service and other obligations.

We are a holding company and all of our assets are held by our direct and indirect subsidiaries and we rely on dividends and other payments or distributions from our subsidiaries to meet our debt service obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us depends on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, the credit facility, the terms of the indenture governing the senior notes and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

We may amend our credit facility, the indenture governing the senior notes or the indenture governing the senior subordinated notes, or we may enter into new agreements that govern senior indebtedness. The amended or new terms may significantly affect our ability to pay interest and dividends to holders of our securities, as applicable.

Our credit facility and the indenture governing the senior notes contain significant restrictions on our ability to pay interest on the senior subordinated notes and dividends on the shares of Class A and Class B common stock based on meeting specified financial ratios, and compliance with other conditions. As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our credit facility or our senior notes, at or prior to maturity, or enter into additional agreements for senior indebtedness. Regardless of any protection holders of our securities have in the indenture governing the senior subordinated notes, any such amendment, refinancing or additional agreement may contain covenants which could limit in a significant manner our ability to pay interest payments and dividends to holders of the EISs, our Class A and Class B common stock and our senior subordinated notes.

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

Our credit facility and the indenture governing the senior notes include other and more restrictive covenants and prohibit us from prepaying our other indebtedness, including the senior subordinated notes, while senior indebtedness is outstanding. The credit facility requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, the following: a maximum leverage ratio, a minimum interest coverage ratio and a maximum senior leverage ratio.

Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, or failure to meet or maintain ratios or tests could result in a default under the credit facility, the terms of the indenture governing the senior notes and/or the indenture governing the senior subordinated notes. Certain events of default under the credit facility and the terms of the indenture governing the senior notes would prohibit us from making payments on the senior subordinated notes, including payment of interest when due, and from paying dividends on our common stock. In addition, upon the occurrence of an event of default under the credit facility or the terms of the indenture governing the senior notes, the lenders could elect to declare all amounts outstanding under the credit facility and the senior notes, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full this indebtedness and our other indebtedness, including the senior subordinated notes.

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

For discussion of these tax related risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies; Use of Estimates—Income Tax Expenses.”

Future changes that increase cash taxes payable by us could significantly decrease our future cash flow available to make interest and dividend payments with respect to our securities.

We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. This enables us to amortize for tax purposes approximately $16.1 million annually through 2011, approximately $14.5 million for fiscal 2012, approximately $13.0 million for fiscal 2013 and 2014, approximately $7.1 million for fiscal 2015 through 2018 and approximately $0.1 million for fiscal 2019 and 2020. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

Our corporate headquarters are located at Four Gatehall Drive, Suite 110, Parsippany, NJ 07054. Our manufacturing plants are generally located near major customer markets and raw materials. Of our six manufacturing facilities, five are owned and one is leased as of December 31, 2005. Management believes that our manufacturing plants have sufficient capacity to accommodate our planned growth. As of December 31, 2005, we owned or leased the offices, manufacturing and warehouse facilities and distribution centers described in the table below:

Facility Location	Owned/ Leased	Description
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
St. Evariste, Quebec	Owned	Storage Facility
Sharptown, Maryland	Owned	Storage Facility
New Iberia, Louisiana	Owned	Manufacturing/Warehouse (see below)
Parsippany, New Jersey	Leased	Corporate Headquarters
Roseland, New Jersey	Leased	Manufacturing/Warehouse
La Vergne, Tennessee	Leased	Distribution Center
Houston, Texas	Leased	Distribution Center
Biddeford, Maine	Leased	Distribution Center
Seaford, Delaware	Leased	Distribution Center
Bentonville, Arkansas	Leased	Sales Office

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing and warehouse facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. On February 9, 2006, we entered into an agreement to sell the New Iberia facility. The sale, which is subject to the buyer obtaining a mortgage commitment, the buyer’s due diligence and other customary closing conditions, is scheduled to close in or about June 2006.

Item 3.                        Legal Proceedings.

We are involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, worker’s compensation and other employee claims, and tort and other general liability claims, for which we carry insurance, as well as trademark, copyright, patent infringement and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2005, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have outstanding two separate classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share.

Our Enhanced Income Securities (EISs), each representing one share of Class A common stock and $7.15 principal amount of senior subordinated notes due 2016, are traded on the American Stock Exchange under the symbol “BGF” and have been so traded since October 8, 2004. Holders of our EISs have the right to separate EISs into the shares of Class A common stock and senior subordinated notes represented thereby. Currently, all of our shares of Class A common stock are represented by EISs. The following table sets forth the high and low sales prices of our EISs as reported on the American Stock Exchange for each of the quarterly periods since our initial public offering in October 2004.

	High	Low
Fiscal 2004
Fourth Quarter	$15.09	$14.50
Fiscal 2005
First Quarter	$15.80	$14.58
Second Quarter	$15.09	$14.25
Third Quarter	$14.90	$11.60
Fourth Quarter	$15.18	$12.21

On February 28, 2006, the closing sales price of our EISs on the AMEX was $14.99 per EIS.

As of February 14, 2006, we had one holder of record of the EISs, Cede & Co. (nominee for The Depository Trust Company (DTC)), which holds the EISs on behalf of approximately 126 participants in the DTC system, which in turn hold the EISs on behalf of beneficial owners. Holders of our EISs have the right to separate each EIS into the shares of Class A common stock and senior subordinated notes represented thereby. According to the records of our transfer agent, we had one holder of record of our Class A common stock as of February 14, 2006, Cede & Co., as holder of 20,000,000 EISs.

There is no established trading market for our Class B common stock. As of February 28, 2006, there were 23 holders of record of our Class B common stock and 7,556,443 shares of our Class B common stock were outstanding.

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

Notwithstanding our dividend policy, holders of our common stock may not receive any dividends because:

•       there is no legal, contractual or other requirement that we pay the dividends, and the dividends are neither mandatory nor guaranteed;

•       our board of directors may, in its sole discretion, modify or revoke the dividend policy at any time;

•       even if our dividend policy were not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distributions is entirely at the discretion of our board of directors;

•       the payment of dividends is subject to limitations and restrictions under:

—       the indenture governing our senior subordinated notes,

—       the indenture governing our senior notes,

—       the terms of our credit facility, and

—       the terms of any other then outstanding indebtedness of ours;

•       the payment of dividends is subject to limitations and restrictions under state law; and

•       we may not have enough cash to pay dividends due to changes to our results of operations, financial condition, working capital requirements and anticipated cash needs.

We made our first dividend payment on our Class A common stock of $0.1864 per share on January 31, 2005, to holders of record as of December 31, 2004, which was a partial quarterly dividend payment for the period commencing on October 14, 2004, the date of completion of our initial public offering, and ending on January 1, 2005.

We have subsequently paid quarterly dividends of $0.212 per share of Class A common stock on:

•       May 2, 2005, to holders of record as of March 31, 2005 for the quarterly dividend period ending on April 2, 2005;

•       August 1, 2005, to holders of record as of June 30, 2005 for the quarterly dividend period ending on July 2, 2005;

•       October 31, 2005, to holders of record as of September 30, 2005 for the quarterly dividend period ending on October 1, 2005; and

•       January 30, 2006, to holders of record as of December 31, 2005 for the quarterly dividend period ending December 31, 2005.

No dividends were declared for our Class B common stock for fiscal 2005 or fiscal 2004. Under our Class B dividend policy, subject to the assumptions and considerations set forth below under “—Assumptions and Considerations” and the risks set forth above and under Item 1B, “Risk Factors,” we intend to pay annual dividends to holders of our Class B common stock equal to Class B Available Cash (as defined below) for that period, divided by the number of Class B shares outstanding on the record date for such period, subject to the subordination provisions described below.

The maximum amount of dividends that we are permitted to pay to holders of our Class B common stock is an amount equal to “Class B Available Cash.” “Class B Available Cash” means the lesser of:

•       “excess cash” (as defined in the indenture governing our senior subordinated notes) for the last four fiscal quarters, including the most recently completed fiscal quarter, minus the sum of the aggregate amount of the prior four Class A dividends, and minus dividend restricted cash of $6.0 million; for purposes of calculating excess cash as defined, for this purpose only, the aggregate amounts set forth in clause (3) of the definition of excess cash shall be the greater of the aggregate amount of such capital expenditures or $6.5 million; or

•       the aggregate per share amount of dividends declared or to be declared on our Class A common stock (or 1.1 times such amount for dividends with respect to periods commencing after December 30, 2006) with respect to the annual period for which the dividends on our Class B common stock are to be paid multiplied by the number of shares of our Class B common stock issued and outstanding on the last day of such period.

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

Subordination of Class B Dividends

Under our organizational documents, through the dividend payment dates with respect to the quarterly and annual dividend payment periods ending January 2, 2010, dividends on our Class B common stock are subordinated to the payment of dividends on our Class A common stock. Specifically,

•       an annual dividend on our Class B common stock may only be declared if we have declared and paid dividends on our Class A common stock at no less than the quarterly rate of $0.212 per share for each of the four full fiscal quarters corresponding to such annual dividend payment period of the Class B common stock; and

•       no dividends on our Class B common stock may be declared with respect to any annual period unless the “Class B Threshold Amount” as of the last day of such period is at least $10.0 million. “Class B Threshold Amount” as of any date means the amount of cash and cash equivalents on our consolidated balance sheet as of such date calculated on a pro forma basis giving effect to the payment of any previously declared but unpaid dividends on any class of our capital stock and the payment of any dividends to be declared with respect to any class of our capital stock with respect to the period for which the Class B Threshold Amount is being calculated less any actual or funded borrowings under our revolving credit facility (or any successor or additional revolving credit facility) as of such date.

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

The table below illustrates for the fiscal year ended December 31, 2005 the amount of cash that we had available for distribution to our stockholders.

Cash Available to Pay Dividends	Fiscal Year Ended December 31, 2005
(Dollars in thousands)
Net cash provided by operating activities	$22,523
Interest expense, net	41,767
Income taxes	5,235
Amortization of deferred debt issuance costs	(2,791)
Deferred income taxes	(4,795)
Restructuring charge—property, plant, equipment and inventory impairment(a)	(3,070)
Changes in assets and liabilities	3,050
EBITDA	61,919
Restructuring charge(a)	3,839
Adjusted EBITDA	65,758
Reduction for cash income tax expense	—
Cash interest expense	(38,976)
Capital expenditures	(6,659)
Restructuring charge—cash portion(a)	(769)
Cash available to pay dividends on Class A common stock	19,354
Less:
Dividends paid on Class A common stock	16,448
Dividend restricted cash(b)	6,000
Cash available to pay dividends on Class B common stock	$(3,094)

(a)           On July 1, 2005, we closed our New Iberia, Louisiana manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In the fiscal year ended December 31, 2005, we recorded a restructuring charge of $3.8 million. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million. On February 9, 2006, we entered into an agreement to sell the New Iberia facility. The sale, which is subject to the buyer obtaining a mortgage commitment, the buyer’s due diligence and other customary closing conditions, is scheduled to close in or about June 2006.

(b)          Under our organizational documents, our cash otherwise available for the payment of dividends on our Class B common stock for any year is reduced by $6.0 million.

There can be no assurance that we will continue to pay dividends at the historic levels set forth above, or at all. Dividend payments are not mandatory or guaranteed, are within the absolute discretion of our board of directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Over time, our EBITDA (net income before net interest expense, income taxes, depreciation and amortization), adjusted EBITDA (EBITDA as adjusted for transaction related compensation expenses incurred in fiscal 2004 in connection with our initial public offering, the concurrent offerings and the related transactions and restructuring charges incurred in fiscal 2005), capital expenditures, working capital and other cash needs will be subject to uncertainties, which could impact the level of any dividends we pay in the future.

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

We used the proceeds of a new $25 million term loan under our previously undrawn credit facility together with cash on hand to fund the acquisition of the Grandma’s molasses brand in January 2006 and to pay related transaction fees and expenses. As a result, we will incur additional cash interest expense that could reduce our cash available to pay dividends. Interest on indebtedness under our credit facility is based upon a floating interest rate. As a result, our interest expense under our credit facility will increase if interest rates in the general economy rise. In addition, to the extent we finance capital expenditures, working capital or other cash needs with indebtedness under our credit facility or otherwise, we will incur additional cash interest expense and debt service obligations that could reduce our cash available to pay dividends.

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

Restrictions on Dividend Payments

Our ability to pay future dividends, if any, with respect to shares of our capital stock will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years. We do not anticipate that we will have sufficient earnings to pay dividends and therefore expect that we will pay dividends out of surplus. Our board of directors will periodically and from time to time assess the appropriateness of the then current dividend policy before actually declaring any dividends.

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

•       if our net cash balance is less than $10.0 million at the end of any fiscal year beginning with the fiscal year ended January 1, 2005, then we may only use up to 98% of our excess cash pursuant to the first bullet of this paragraph until the earlier of (a) the first fiscal year end thereafter at which our net cash balance (which is the amount of cash and cash equivalents set forth on our consolidated balance sheet as of such period end minus funded indebtedness under any secured credit facility) equals or exceeds $10.0 million or (b) the first fiscal quarter thereafter at which our net cash balance exceeds $12.5 million; and

•       we may not pay any dividends on any dividend payment date if a default or event of default under either indenture has occurred or is continuing.

Excess cash is defined in the indenture governing the senior subordinated notes, under the terms of our credit facility and in the indenture governing our senior notes. Excess cash is calculated as “consolidated cash flow,” as defined in the indentures and under the terms of our credit facility (which, in each case, allows for the add-back of transaction related compensation charges relating to our initial public offering and concurrent offerings, and restructuring charges and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, certain repayment of indebtedness and the cash portion of the restructuring charges. Excess cash is not a substitute for operating income or net income, as determined in accordance with generally accepted accounting principles (GAAP). Excess cash is not a complete net cash flow measure because excess cash is a measure of liquidity that does not include reductions for cash payments for an entity’s obligation to fund changes in its working capital, acquisitions, if any, and repay its debt and pay its dividends. Rather, excess cash is one potential indicator of our ability to fund these cash requirements in compliance with our debt agreements. Excess cash is also not a complete measure of our profitability because it does not include costs and expenses for depreciation and amortization. We believe that the most directly comparable GAAP measure to excess cash is net cash provided by operating activities. We present a reconciliation of EBITDA and adjusted EBITDA (equivalent to consolidated cash flow) to net cash provided by operating activities for fiscal 2003, 2004 and 2005 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe excess cash is indicative of our ability to declare and pay dividends on our common stock, including the Class A and Class B common stock, in compliance with the restricted payment covenants under the indenture governing the senior subordinated notes, the terms of our credit facility and the indenture governing the senior notes.

Excess cash does not represent the amount we intend to distribute as dividends for any quarterly period but rather is a restriction on the maximum level of dividend payments, if any, that we are permitted to declare and pay under the terms of the indentures governing our senior subordinated notes and senior notes and under and our credit facility.

In addition, the terms of our credit facility also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit facility, we are not permitted to declare or pay dividends unless we are permitted to do so under the indentures governing the senior notes and senior subordinated notes. In addition, our credit facility does not permit us to pay dividends unless we maintain:

•       a “consolidated interest coverage ratio” (defined as the ratio of our adjusted EBITDA for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.35 to 1.0;

•       a “consolidated senior leverage ratio” (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA) of not more than 4.00 to 1.0; and

•       a “consolidated total leverage ratio” (defined as the ratio of our consolidated total debt of the last day of any period to our adjusted EBITDA for any period of four consecutive fiscal quarters) of not more than 6.50 to 1.0.

Subject to the limitations described elsewhere in this report, we have the ability to issue additional EISs, Class A common stock, Class B common stock, other equity securities or preferred stock for such consideration and on such terms and conditions as are established by our board of directors in its sole discretion and without the approval of the holders of our EISs or either class of common stock. It is possible that we will fund acquisitions, if any, through the issuance of additional EISs, common stock, other equity securities or preferred stock. Holders of any additional EISs, common stock or other equity securities issued by us may be entitled to share equally with the holders of EISs in dividend distributions. The certificate of designation of any preferred stock issued by us may provide that the holders of preferred stock are senior to the holders of our common stock with respect to the payment of dividends. If we were to issue additional EISs, common stock, other equity securities or preferred stock, it would be necessary for us to generate additional cash available to pay dividends in order for us to distribute dividends at the same rate per share as distributed prior to any such additional issuance.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities in fiscal 2005.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during fiscal 2005.

Item 6.                        Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended December 31, 2005 (fiscal 2005), January 1, 2005 (fiscal 2004), January 3, 2004 (fiscal 2003), December 28, 2002 (fiscal 2002) and December 29, 2001 (fiscal 2001) have been derived from our audited consolidated financial statements.

	Fiscal Year Ended
	December 31, 2005	January 1, 2005		January 3, 2004	December 28, 2002	December 29, 2001
	(Dollars in thousands, except ratios and per share data)
Consolidated Statement of Operations Data(1):
Net sales(2)	$379,262	$372,754		$328,356	$293,677	$279,779
Cost of goods sold	271,929	260,814		226,174	203,707	192,525
Cost of goods sold—restructuring charge	3,839	—		—	—	—
Gross profit	103,494	111,940		102,182	89,970	87,254
Sales, marketing and distribution expenses(2)	41,522	43,241		39,477	35,852	34,922
General and administrative expenses	6,965	4,885		6,313 (4)	4,911	14,120 (3)
Management fees-related party	—	386		500	500	500
Transaction related compensation expenses(5)	—	9,859		—	—	—
Gain on sale of assets(6)	—	—		—	—	(3,112)
Environmental clean-up expenses	—	—		—	100	950
Operating income	55,007	53,569		55,892	48,607	39,874
Derivative gain(7)	—	—		—	(2,524)	—
Interest expense, net	41,767	48,148	(8)	31,205	26,626	29,847
Income before income tax expense	13,240	5,421		24,687	24,505	10,027
Income tax expense	5,235	2,126		9,519	9,260	4,029
Net income	8,005	3,295		15,168	15,245	5,998
Preferred stock accretion	—	11,666		13,336	11,739	10,352
Gain on repurchase of preferred stock	—	(17,622)		—	—	—
Net income (loss) available to common stockholders	$8,005	$9,251		$1,832	$3,506	$(4,354)
Earnings per share data:
Weighted average basic and diluted Class A shares outstanding	20,000	4,231		—	—	—
Weighted average basic Class B shares outstanding	7,556	10,739		11,593	11,593	11,506
Weighted average diluted Class B shares outstanding	7,556	13,813		15,492	15,492	11,506
Net income (loss) available to common stockholders per share:
Distributed basic and diluted earnings:
Class A common stock	$0.85 (9)	$0.88	(10)	$—	$—	$—
Basic earnings per share:
Class A common stock	$0.53	$1.25		$—	$—	$—
Class B common stock	$(0.33)	$0.37		$0.16	$0.30	$(0.38)
Diluted earnings per share:
Class A common stock	$0.53	$1.19		$—	$—	$—
Class B common stock	$(0.33)	$0.31		$0.12	$0.23	$(0.38)
Other Financial Data(1):
Net cash provided by operating activities	$22,523	$19,302		$27,431	$26,417	$21,470
Capital expenditures	(6,659)	(6,598)		(6,442)	(6,283)	(3,904)
Payments for acquisition of business	(2,513)	—		(118,179)	—	—
Net proceeds from sale of assets	—	—		—	—	24,090
Net cash provided by (used in) financing activities	(16,448)	7,628		89,470	(19,351)	(39,998)
EBITDA(11)	$61,919	$60,292		$61,906	$56,431	$54,164
Ratio of earnings to fixed charges(12)	1.3x	1.1x		1.8x	1.9x	1.3x
Senior debt / EBITDA(13)	3.9x	4.0x		2.4x	l.0x	3.lx
Total debt / EBITDA	6.6x	6.7x		6.0x	4.9x	5.3x
EBITDA / cash interest expense(14)	1.6x	1.9x		2.3x	2.4x	1.9x

Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$25,429	$28,525	$8,092	$15,866	$15,055
Net working capital(15)	78,407	73,259	59,245	54,100	34,787
Total assets	594,175	595,952	549,939	430,673	426,006
Total debt	405,800	405,800	368,796	273,796	289,275
Mandatorily redeemable preferred stock	—	—	43,188	37,714	32,931
Total stockholders’ equity	$83,274	$92,261	$49,991	$40,351	$29,861

(1)             The purchase method of accounting was used to account for our acquisition of Ortega from Nestlé Prepared Foods Company on August 21, 2003 and our acquisition of the Ortega food service dispensing pouch and dipping cup business on December 1, 2005. We completed the sale of our wholly owned subsidiary, Burns & Ricker, Inc. to Nonni’s Food Company, Inc. on January 17, 2001.

(2)             Certain amounts in fiscal 2001 aggregating $52.7 million have been reclassified from sales, marketing and distribution expenses to a reduction of net sales in accordance with EITF Issue No. 00—14, “Accounting for Certain Sales Incentives,” and EITF Issue No. 00—25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services,” as codified by EITF Issue 01—09. These EITF pronouncements, which we adopted in 2002, require us to classify certain coupon and promotional expenses as a reduction of net sales. The reclassification has no effect on operating income.

(3)             We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of December 30, 2001. Effective December 30, 2001, we ceased the amortization of goodwill and trademarks. Amortization expenses related to goodwill and trademarks were $8.5 million in fiscal 2001.

(4)             General and administrative expenses include an unusual bad debt expense incurred for fiscal 2003 of $0.6 million ($0.4 million, net of taxes) relating to Fleming Companies, Inc., which filed for Chapter 11 Bankruptcy on April 1, 2003.

(5)             Transaction related compensation expenses in fiscal 2004, which were incurred in connection with our initial public offering and related transactions, include $6.0 million of transaction bonuses and $3.9 million for the repurchase of employee stock options.

(6)             The gain on sale of assets of $3.1 million relates to the sale of our wholly owned subsidiary, Burns & Ricker, to Nonni’s Food Company, Inc. on January 17, 2001.

(7)             Derivative gain reflects the change in fair value of our interest rate swap agreement from the date we entered into the agreement to the date the swap agreement was terminated.

(8)             Fiscal 2004 net interest expense includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(9)             In fiscal 2005, our board of directors approved the following cash dividends per share for our 20.0 million shares of Class A common stock outstanding:

Approval Date	Quarterly Dividend Payment Period	Record Date	Payment Date	Per Share Dividend
March 8, 2005	January 2, 2005 to April 2, 2005	March 31, 2005	May 2, 2005	$0.212
May 17, 2005	April 3, 2005 to July 2, 2005	June 30, 2005	August 1, 2005	$0.212
August 16, 2005	July 3, 2005 to October 1, 2005	September 30, 2005	October 31, 2005	$0.212
November 14, 2005	October 2, 2005 to December 31, 2005	December 31, 2005	January 30, 2006	$0.212

(10)       On December 27, 2004, our board of directors declared a cash dividend of $0.1864 per share for our 20.0 million shares of Class A common stock for the partial quarterly dividend period beginning on October 14, 2004 and ending on January 1, 2005. This dividend was paid on January 31, 2005.

(11)       We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA as adjusted for transaction related compensation expenses incurred in fiscal 2004 in connection with our initial public offering, the concurrent offerings and the related transactions and restructuring charges incurred in fiscal 2005. We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net cash provided by operating activities. We present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in our credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. EBITDA and adjusted EBITDA are not substitutes for operating income or net income, as determined in accordance with generally accepted accounting principles. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends, and in the case of adjusted EBITDA, cash used to pay transaction related bonuses and repurchase of employee stock options and restructuring charges. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA also are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and in the case of adjusted EBITDA, the cost of transaction related bonuses and repurchase of employee stock options and the cost to restructure our operations. EBITDA and adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities. Set forth below is a reconciliation of net income to EBITDA and adjusted EBITDA and a reconciliation of EBITDA and adjusted EBITDA to net cash provided by operating activities for fiscal 2005, 2004, 2003, 2002 and 2001.

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001
	(Dollars in thousands)
Net income	$8,005	$3,295	$15,168	$15,245	$5,998
Income tax expense	5,235	2,126	9,519	9,260	4,029
Interest expense, net(A)	41,767	48,148	31,205	26,626	29,847
Depreciation and amortization	6,912	6,723	6,014	5,300	14,290
EBITDA	61,919	60,292	61,906	56,431	54,164
Transaction related compensation expenses(B)	—	9,859	—	—	—
Cost of goods sold—restructuring charge(C)	3,839	—	—	—	—
Adjusted EBITDA	65,758	70,151	61,906	56,431	54,164
Income tax expense	(5,235)	(2,126)	(9,519)	(9,260)	(4,029)
Interest expense, net(A)	(41,767)	(48,148)	(31,205)	(26,626)	(29,847)
Transaction related compensation expenses(B)	—	(9,859)	—	—	—
Deferred income taxes	4,795	7,462	4,382	5,532	3,832
Amortization of deferred financing and bond discount	2,791	2,532	2,839	2,686	1,972
Write-off of pre-existing deferred debt issuance costs	—	—	1,831	—	—
Costs relating to the early extinguishment of debt(A)	—	13,906	—	—	—
Gain on sale of assets	—	—	—	—	(3,112)
Restructuring charge—cash portion(C)	(769)	—	—	—	—
Changes in assets and liabilities, net of effects of business combination	(3,050)	(14,616)	(2,803)	(2,346)	(1,510)
Net cash provided by operating activities	$22,523	$19,302	$27,431	$26,417	$21,470

(A)          Net interest expense in fiscal year end January 1, 2005 includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(B)          Transaction related compensation expenses, which were incurred in connection with our initial public offering, the concurrent offerings and the related transactions, include $6.0 million for transaction bonuses and $3.9 million for our repurchase of employee stock options.

(C)          On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In the fiscal year ended December 31, 2005, we recorded a charge of $3.8 million. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million. On February 9, 2006, we entered into an agreement to sell the New Iberia facility. The sale, which is subject to the buyer obtaining a mortgage commitment, the buyer’s due diligence and other customary closing conditions is scheduled to close in or about June 2006.

(12)       We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness, and an interest component of lease rental expense.

(13)       Senior debt, as defined in the indenture governing our senior subordinated notes, is equal to all of our outstanding debt excluding our senior subordinated notes.

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001
	(Dollars in thousands)
Senior secured credit facility:
Revolving credit facility	$—	$—	$—	$—	$—
Term loan	—	—	149,625	54,856	168,962
Senior notes	240,000	240,000	—	—	—
Obligations under capital leases	—	—	—	—	313
Senior debt	$240,000	$240,000	$149,625	$54,856	$169,275
EBITDA	$61,919	$60,292	$61,906	$56,431	$54,164
Senior debt / EBITDA	3.9x	4.0x	2.4x	1.0x	3.1x
Adjusted EBITDA	$65,758	$70,151	$61,906	$56,431	$54,164
Senior debt / adjusted EBITDA	3.6x	3.4x	2.4x	1.0x	3.1x

(14)       Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount and early extinguishment of debt costs.

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004	December 28 2002	December 29, 2001
	(Dollars in thousands, except ratios)
Interest expense, net	$41,767	$48,148	$31,205	$26,626	$29,847
Amortization of deferred financing and bond discount	(2,791)	(2,532)	(2,839)	(2,686)	(1,972)
Early extinguishments of debt costs including: write-off of deferred financing costs, bond tender costs and bond discount	—	(13,906)	(1,831)	—	—
Cash interest expense	$38,976	$31,710	$26,535	$23,940	$27,875
EBITDA	$61,919	$60,292	$61,906	$56,431	$54,164
EBITDA / cash interest expense	1.6x	1.9x	2.3x	2.4x	1.9x
Adjusted EBITDA	$65,758	$70,151	$61,906	$56,431	$54,164
Adjusted EBITDA / cash interest expense	1.7x	2.2x	2.3x	2.4x	1.9x

(15)       Net working capital is current assets excluding cash and cash equivalents minus current liabilities.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1B, “Risk Factors” and under the heading “Forward-Looking Statements” below and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

General

We manufacture, sell and distribute a diversified portfolio of high quality, shelf-stable, branded food products, many of which have leading regional or national retail market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced branded product.

Our business strategy is to continue to increase sales, profitability and cash available to pay dividends by enhancing our existing portfolio of branded shelf-stable products and by capitalizing on our competitive strengths. We intend to implement our strategy through the following initiatives: profitably growing our established brands, leveraging our unique multiple-channel sales and distribution system, introducing new products, capitalizing on the higher growth Mexican segment of the food industry, and expanding our brand portfolio through acquisitions.

Since 1996, we have successfully acquired and integrated 16 separate brands into our operations. In January 2006, we acquired the Grandma’s molasses brand, which we expect to integrate into our business during the first half of fiscal 2006. We believe that successful future acquisitions, if any, will enhance our portfolio of existing businesses, further leveraging our existing infrastructure.

We completed the acquisition of The Ortega Brand of Business from Nestlé Prepared Foods Company on August 21, 2003, which we refer to in this report as “Ortega” or the “initial Ortega acquisition.” We subsequently completed the acquisition of the Ortega food service dispensable pouch and dipping cup cheese sauce businesses from Nestlé USA, Inc on December 1, 2005, which we refer to in this report as the “Ortega food service dispensing pouch and dipping cup acquisition.” Both Ortega acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. The Ortega acquisitions and the application of the purchase method of accounting affect comparability between periods presented in this report.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below, under Item 1B, “Risk Factors” and under the heading “Forward-Looking Statements” include:

Fluctuations in Commodity Prices:   We purchase raw materials, including agricultural products, meat, poultry, other raw materials and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. In fiscal 2005, our commodity prices for maple syrup and beans have been higher than those incurred in fiscal 2004. In fiscal 2004, our commodity prices for maple syrup, meat, chicken and beans were higher than those incurred in fiscal 2003. In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen in recent years, and we believe that they may continue to rise in the foreseeable future. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. We cannot assure you that any price increases by us will offset the increased cost of raw material commodities.

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

Changing Valuations of the Canadian Dollar in Relation to the U.S. Dollar:   We purchase the majority of our maple syrup requirements from manufacturers located in Quebec, Canada. Over the past year the U.S. dollar has weakened against the Canadian dollar, which has in turn increased our costs relating to the production of our maple syrup products.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity and to address consumer concerns about food safety, quality and health.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, the recoverability of goodwill, trademarks, property, plant and equipment, and deferred tax assets, the accounting for our EISs, including their treatment in computing our income tax expense and the accounting for earnings per share. Actual results could differ from these estimates and assumptions.

Our significant accounting policies are described in note 2 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Trade and Consumer Promotion Expenses

We offer various sales incentive programs to customers and consumers, such as price discounts, in-store display incentives, slotting fees and coupons. The recognition of expense for these programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from our estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out and average cost methods. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales.

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

We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our EBITDA. We test indefinite life intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater.

We completed our annual impairment tests for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 with no adjustments to the carrying values of goodwill and indefinite life intangibles. We did not note any events or circumstances during fiscal 2005, 2004 or 2003 that would indicate that goodwill or indefinite life intangibles might be impaired.

Accounting Treatment for EISs.

Our EISs include Class A common stock and senior subordinated notes. Upon completion of our initial public offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the combined fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that require bifurcation under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs. Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes, and the allocation of the EIS proceeds to the senior subordinated notes did not result in a premium or discount.

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

The Class A common stock portion of each EIS is included in stockholders’ equity, net of the related portion of the EIS transaction costs allocated to Class A common stock. Dividends paid on the Class A common stock are recorded as a decrease to additional paid in capital when declared by us. The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred financing costs and is being amortized to interest expense using the effective interest method. Interest on the senior subordinated notes is charged to expense as accrued by us.

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

A factor in the ongoing determination that no liability should be recorded in our financial statements with respect to the deductibility for income tax purposes of the interest on the senior subordinated notes is the veracity, at the time of the initial public offering, of the representations delivered by the purchasers of senior subordinated notes sold separately (not in the form of EISs). In addition, other factors indicating the existence, at the time of the initial public offering, of any plan or pre-arrangement may also be relevant to this ongoing determination. It is possible that we will at some point in the future, as a result of IRS interpretations or other changes in circumstances, conclude that we should establish a reserve for tax liabilities associated with a disallowance of all or part of the interest deductions on the senior subordinated notes, although our present view is that no such reserve is necessary or appropriate. If we decide to maintain such a reserve, our income tax provision, and related income tax payable, would be materially impacted. As a result, our ability to pay dividends on the shares of our common stock could be materially impaired and the market price and/or liquidity for the EISs or our common stock could be adversely affected.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.7%	70.0%	68.9%
Cost of goods sold—restructuring charge	1.0%	0.0%	0.0%
Gross profit	27.3%	30.0%	31.1%
Sales, marketing and distribution expenses	10.9%	11.6%	12.0%
General and administrative expenses	1.8%	1.3%	1.9%
Management fees-related party	0.0%	0.1%	0.2%
Transaction related compensation expenses	0.0%	2.6%	0.0%
Operating income	14.5%	14.4%	17.0%
Interest expense, net	11.0%	12.9%	9.5%
Income before income tax expense	3.5%	1.5%	7.5%
Income tax expense	1.4%	0.6%	2.9%
Net income	2.1%	0.9%	4.6%
Preferred stock accretion	0.0%	3.1%	4.1%
Gain on repurchase of preferred stock	0.0%	(4.7)%	0.0%
Net income available to common stockholders	2.1%	2.5%	0.6%

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

Net Interest Expense.   Net interest expense includes interest relating to our outstanding indebtedness and amortization of deferred debt issuance costs, net of interest income. For fiscal 2004, net interest expense also includes costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these fiscal 2004 costs are the write-off of deferred financing costs, bond tender costs and the payment of bond discount.

Non-GAAP Financial Measures

Certain disclosures in this report include “non-GAAP (Generally Accepted Accounting Principles) financial measures.” A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, changes in stockholders’ equity and comprehensive income , and cash flows. We present EBITDA (net income before net interest expense, income taxes, depreciation and amortization) and adjusted EBITDA (EBITDA as adjusted for transaction related compensation expenses incurred in fiscal 2004 in connection with our initial public offering, the concurrent offerings and the related transactions and restructuring charges incurred in fiscal 2005) because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in the indenture governing our senior notes, our credit facility and the indenture governing our senior subordinated notes contain ratios based on these measures.

A reconciliation of EBITDA and adjusted EBITDA with the most directly comparable GAAP measure is included below for the fifty-two weeks ended December 31, 2005 and January 1, 2005 and the fifty-three weeks ended January 3, 2004 along with the components of EBITDA and adjusted EBITDA.

Reconciliation of EBITDA and Adjusted EBITDA to Net Cash Provided by Operating Activities.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(Dollars in millions)
Net income(1)	$8.0	$3.3	$15.2
Income tax expense	5.2	2.1	9.5
Interest expense, net(2)	41.8	48.2	31.2
Depreciation	7.0	6.7	6.0
EBITDA(3)	62.0	60.3	61.9
Transaction related compensation expenses(4)	—	9.9	—
Cost of goods sold—restructuring charge(5)	3.8	—	—
Adjusted EBITDA	65.8	70.2	61.9
Income tax expense	(5.2)	(2.1)	(9.5)
Interest expense, net(2)	(41.8)	(48.2)	(31.2)
Transaction related compensation expenses(5)	—	(9.9)	—
Deferred income taxes	4.8	7.5	4.4
Amortization of deferred financing and bond discount	2.8	2.5	2.8
Write-off of pre-existing deferred debt issuance costs	—	—	1.8
Costs relating to the early extinguishment of debt(2)	—	13.9	—
Restructuring charge—cash portion(5)	(0.8)	—	—
Changes in assets and liabilities, net of effects of business combination	(3.1)	(14.6)	(2.8)
Net cash provided by operating activities	$22.5	$19.3	$27.4

(1)          Net income includes an unusual bad debt expense incurred in the fifty-three week period ended January 3, 2004 of $0.6 million ($0.4 million, net of tax) relating to Fleming Companies, Inc., which filed for Chapter 11 Bankruptcy on April 1, 2003.

(2)          Net interest expense for the fifty-two week period ended January 1, 2005 includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(3)          We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA as adjusted for transaction related compensation expenses incurred in fiscal 2004 in connection with our initial public offering, the concurrent offerings and the related transactions and restructuring charges incurred in fiscal 2005. We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net cash provided by operating activities. We present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in our credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. EBITDA and adjusted EBITDA are not substitutes for operating income or net income, as determined in accordance with generally accepted accounting principles. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions, if any, and pay its income taxes and dividends, if any, and in the case of adjusted EBITDA, cash used to pay transaction related bonuses and repurchase of employee stock options and the restructuring charges. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA also are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes and in the case of adjusted EBITDA, the cost of transaction related bonuses and repurchase of employee stock options and the cost to restructure our operations. EBITDA and adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities.

(4)          Transaction related compensation expenses for the fifty-two week period ended January 1, 2005, which were incurred in connection with our initial public offering, the concurrent offerings and the related transactions, include: $6.0 million for transaction bonuses and $3.9 million for our repurchase of employee stock options.

(5)          On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In the fifty-two weeks ended December 31, 2005, we recorded a charge of $3.8 million. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million. On February 9, 2006, we entered into an agreement to sell the New Iberia facility. The sale, which is subject to the buyer obtaining a mortgage commitment, the buyer’s due diligence and other customary closing conditions, is scheduled to close in or about June 2006.

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended January 1, 2005

Net Sales.   Net sales increased $6.5 million or 1.8% to $379.3 million for the fifty-two week period ended December 31, 2005 (fiscal 2005) from $372.8 million for the fifty-two week period ended January 1, 2005 (fiscal 2004). Sales increased $7.9 million relating to price increases, which was offset by a decrease in unit volume of $1.4 million. Sales of our Maple Grove Farms of Vermont, Ortega, Las Palmas and Polaner brands increased $5.0 million, $2.0 million, $1.9 million and $1.9 million or 10.0%, 2.6%, 9.1% and 5.2%, respectively. Sales of our Emeril’s, Sason, B&M, Ac’cent and Vermont Maid brands decreased by $2.1 million, $0.9 million, $0.7 million, $0.7 million and $0.6 million, or 8.1%, 18.7%, 3.1%, 3.8% and 19.5%, respectively. All other brands increased in the aggregate $0.7 million or 0.5%.

Gross Profit.   Gross profit decreased $8.4 million or 7.6% to $103.5 million in fiscal 2005 from $111.9 million in fiscal 2004. On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In the fiscal year ended December 31, 2005, we recorded a charge of $3.8 million. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million. On February 9, 2006, we entered into an agreement to sell the New Iberia facility. The sale, which is subject to the buyer obtaining a mortgage commitment, the buyer’s due diligence and other customary closing conditions, is scheduled to close in or about June 2006.

Pro forma gross profit, which excludes the restructuring charge described above, decreased $4.6 million or 4.1%, to $107.3 in fiscal 2005 from $111.9 million in fiscal 2004. Pro forma gross profit expressed as a percentage of net sales decreased 1.7% to 28.3% in fiscal 2005 from 30.0% in fiscal 2004. The decrease in pro forma gross profit was primarily due to higher costs for transportation, maple syrup, packaging materials, pickle and peppers, beans and a shift in the product mix sold. These higher costs were partially offset by price increases.

Sales, Marketing and Distribution Expenses.   Sales, marketing and distribution expenses decreased $1.7 million or 4.0% to $41.5 million for fiscal 2005 from $43.2 million for fiscal 2004. These expenses expressed as a percentage of net sales decreased to 10.9% in fiscal 2005 from 11.6% in fiscal 2004. This reduction is primarily due to a reduction in consumer marketing and trade spending of $1.3 million relating to planned spending reductions on consumer programs. Brokerage and salesmen commissions decreased $0.6 million due to reductions in commission rates. All other sales, marketing and distribution expenses increased $0.2 million.

General and Administrative Expenses.   General and administrative expenses and management fees increased $1.7 million or 32.1% to $7.0 million in fiscal 2005 from $5.3 million in fiscal 2004. The increase was primarily due to incremental costs associated with Sarbanes-Oxley Act compliance of $0.8 million and additional public company costs of $1.0 million, which were partially offset by the elimination of the management fees previously paid to BRS & Co.

Transaction Related Compensation Expenses.   In fiscal 2004, we incurred transaction related compensation expenses in connection with our initial public offering, the concurrent offerings and the related transactions that included $6.0 million for transaction bonuses and $3.9 million for the repurchase of employee stock options.

Operating Income.   As a result of the foregoing, operating income increased $1.4 million or 2.7% to $55.0 million in fiscal 2005 from $53.6 million in fiscal 2004. Operating income expressed as a percentage of net sales increased to 14.5% in fiscal 2005 from 14.4% in fiscal 2004.

Interest Expense.   Net interest expense decreased $6.4 million to $41.8 million in fiscal 2005 from $48.2 million in fiscal 2004. Interest expense for fiscal 2004 includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs in connection with the payment in full during fiscal 2004 of the term loan under our then-existing term loan agreement, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount. Excluding these fiscal 2004 charges, the remaining interest expense increase of $7.5 million from fiscal 2004 to fiscal 2005 resulted primarily from an increase in average debt outstanding of approximately $18.5 million in fiscal 2005 as compared to fiscal 2004. In addition, the effective interest rate for our outstanding debt during fiscal 2005 under our post-initial public offering capital structure was higher than the effective interest rate for our outstanding debt during fiscal 2004. See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.   Income tax expense increased $3.1 million to $5.2 million in fiscal 2005 from $2.1 million in fiscal 2004. Our effective tax rate for fiscal 2005 was 39.5% as compared with 39.2% for fiscal 2004. Cash taxes receivables were $0.6 million for fiscal 2005 as compared to $7.0 million in fiscal 2004.

Preferred Stock Accretion.   We did not have any preferred stock outstanding in fiscal 2005. Preferred stock dividends accumulated and related charges were $11.7 million in fiscal 2004.

Gain on Repurchase of Preferred Stock.   In fiscal 2004, we repurchased all of our outstanding preferred stock for $17.6 million less than the accreted value of such preferred stock of $123.3 million as of the end of the third quarter 2004.

Fiscal Year Ended January 1, 2005 Compared to Fiscal Year Ended January 3, 2004

Net Sales.   Net sales increased $44.4 million or 13.5% to $372.8 million for the fifty-two week period ended January 1, 2005 (fiscal 2004) from $328.4 million for the fifty-three week period ended January 3, 2004 (fiscal 2003). Fiscal 2004 included one less week than fiscal 2003. The initial Ortega acquisition, which was completed on August 21, 2003, accounted for $44.2 million of the sales increase during fiscal 2004. Sales of our Trappey’s, Maple Grove Farms of Vermont, Las Palmas, Polaner, Underwood and Emeril’s brands increased $1.7 million, $1.4 million, $0.7 million, $0.6 million, $0.4 million and $0.3 million or 11.9%, 2.9%, 3.3%, 1.6%, 1.9% and 1.4%, respectively, largely reflecting higher unit volume. Sales of our B&M, Bloch & Guggenheimer and Joan of Arc brands decreased by $2.2 million, $1.7 million and $0.9 million, or 9.0%, 3.8% and 7.8%, respectively, largely reflecting lower unit volume. All other brands decreased, in the aggregate, $0.1 million or 0.2%.

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

Sales, Marketing and Distribution Expenses.   Sales, marketing and distribution expenses increased $3.7 million or 9.5% to $43.2 million for fiscal 2004 from $39.5 million for fiscal 2003. These expenses expressed as a percentage of net sales decreased to 11.6% in fiscal 2004 from 12.0% in fiscal 2003. The initial Ortega acquisition accounted for $5.6 million of the increase in sales and marketing expenses for fiscal 2004. For brands other than Ortega, marketing costs decreased $0.9 million relating to reduced spending on consumer marketing programs during fiscal 2004 as compared with prior year. All other sales, marketing and distribution expenses, which primarily include incentive compensation, decreased $1.0 million during fiscal 2004.

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

Transaction related compensation expenses   In fiscal 2004, we incurred transaction related compensation expenses in connection with our initial public offering, the concurrent offerings and the related transactions that included $6.0 million for transaction bonuses and $3.9 million for the repurchase of employee stock options.

Operating Income.   As a result of the foregoing, operating income decreased $2.3 million or 4.2% to $53.6 million in fiscal 2004 from $55.9 million in fiscal 2003. Operating income expressed as a percentage of net sales decreased to 14.4% in fiscal 2004 from 17.0% in fiscal 2003.

Interest Expense.   Net interest expense increased $17.0 million to $48.2 million in fiscal 2004 from $31.2 million in fiscal 2003. Interest expense for fiscal 2004 includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are:  $8.4 million for the write-off of deferred financing costs in connection with the payment in full during fiscal 2004 of the term loan under our then-existing term loan agreement, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount. Interest expense in fiscal 2003 includes the write-off of $1.8 million of deferred financing costs in connection with the repayment of our then-existing term loan B. Excluding these charges, the remaining interest expense increase of $4.9 million related primarily to an increase in average debt outstanding as a result of the August 2003 acquisition of Ortega and an increase in interest rates under our term loan versus fiscal 2003.

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

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures and working capital needs. See also, “Commitments and Contractual Obligations” below. We fund our liquidity requirements, as well as financing for acquisitions and dividend payments, if any, primarily through cash generated from operations and to the extent necessary, through borrowings under our credit facility.

Cash Flows.

Cash provided by operating activities increased $3.2 million to $22.5 million in fiscal 2005 from $19.3 million in fiscal 2004. The increase was due to the following changes: an increase in net income, a decrease in accounts receivable primarily resulting from an increase in net sales and a decrease in income tax receivable, primarily resulting from the receipt of prior year refunds, offset by an increase in inventory resulting from higher costs and increased units, and a decrease in account payable and accrued expenses. Working capital at December 31, 2005 was $103.8 million, an increase of $2.0 million over working capital at January 1, 2005 of $101.8 million.

Net cash used in investing activities for fiscal 2005 was $9.2 million as compared to net cash used in investing activities of $6.6 million for fiscal 2004. Capital expenditures during fiscal 2005 of $6.7 million included purchases of manufacturing and computer equipment and were $0.1 million above the $6.6 million in similar capital expenditures during fiscal 2004. Investment expenditures for fiscal 2005 included $2.5 million for the Ortega food service dispensing pouch and dipping cup acquisition.

Net cash used in financing activities for fiscal 2005 was $16.5 million as compared to net cash provided by financing activities of $7.6 million for fiscal 2004. In fiscal 2005, net cash used in financing activities included dividends paid to holders of our Class A common stock of $16.5 million. The net cash provided by financing activities for fiscal 2004 includes net proceeds of $405.8 million from the issuance of the following debt: $240.0 million of 8.0% senior notes and $165.8 million of 12.0% senior subordinated notes. Additionally, gross proceeds from our issuance of Class A common stock were $157.0 million. The net cash provided by these financing activities were reduced by $23.1 million for new deferred debt issuance costs, $157.5 million used to repurchase common stock, warrants and options from our pre-initial public offering equity holders and $374.5 million used to repay our then existing term loan and to redeem all of our outstanding 9 5/8% senior subordinated notes.

We believe that based on a number of factors, including our trademark and goodwill amortization for tax purposes from our prior acquisitions, and the income tax effects of our initial public offering, the concurrent offerings and related transactions, including our call premium on our outstanding senior subordinated notes, other write-offs of existing deferred financing costs and the compensation expense associated with our repurchase of certain management stock options, we realized a significant reduction in cash taxes in 2005 and 2004 as compared to our tax expense for financial statement purposes, and further, we will realize a benefit to our cash taxes payable from amortization of our trademarks and goodwill for the taxable years 2006 through 2020.

Dividend Policy.

Prior to the completion of our initial public offering, our board of directors adopted a dividend policy that reflects a basic judgment that our stockholders would be better served if we distributed our cash available to pay dividends to them instead of retaining it in our business. Under this policy, cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets and $6.0 million of dividend restricted cash (that can be used for the payment of dividends on Class A common stock or for any other purpose other than the payment of dividends on the Class B common stock) would in general be distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our Class A common stock and as regular annual cash dividends (up to the dividend rate permitted under our debt agreements and our organizational documents) to the holders of our Class B common stock and not be retained by us.

Dividend payments, however, are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Furthermore, our board of directors may, in its sole discretion, amend or repeal this dividend policy with respect to the Class A and Class B common stock at any time. Our board of directors may decrease the level of dividends for the Class A and Class B common stock below the intended dividend rates or discontinue entirely the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant. The indenture governing our senior subordinated notes, the terms of our revolving credit facility and the indenture governing the senior notes contain significant restrictions on our ability to make dividend payments. In addition, certain provisions of the Delaware General Corporation Law may limit our ability to pay dividends. See Part II, Item 5 of this report for a more detailed discussion of our dividend policy.

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

For fiscal 2005, we had cash flows from operating activities of $22.5 million. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business.

Acquisitions.

Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. We have historically financed acquisitions with borrowings and cash flows from operating activities. Our interest expense has increased significantly as a result of additional indebtedness we have incurred as a result of our acquisition of Ortega in August 2003 and the Grandma’s molasses brand in January 2006, and will increase with any additional indebtedness we may incur to finance potential future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Environmental, Health and Safety Costs.

We have not made any material expenditures during fiscal 2005, 2004 or 2003 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt.

Senior Secured Credit Facility.   Concurrent with our initial public offering, we entered into a $30.0 million senior secured revolving credit facility on October 14, 2004. In order to finance our acquisition of the Grandma’s molasses brand, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million. As amended, all outstanding indebtedness under the credit facility matures on January 10, 2011. Interest under the revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. Interest under the term loan is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%. The credit facility is secured by substantially all of our assets except our real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn at December 31, 2005. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.7, was $29.3 at December 31, 2005.

12.0% Senior Subordinated Notes due 2016.   In connection with our initial public offering, we issued on October 14, 2004, $124.3 million aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs). In connection with the exercise of the underwriters’ over-allotment option, on October 22, 2004 we issued an additional $18.7 million aggregate principal amount of 12.0% senior subordinated notes in the form of EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes. As of December 31, 2005, $165.8 million aggregate principal amount of senior subordinated notes was outstanding.

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

The senior subordinated notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior secured and senior unsecured indebtedness, including the indebtedness under our credit facility and our senior notes. The senior subordinated notes rank pari passu in right of payment with any of our other subordinated indebtedness.

The senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in the indenture governing the senior subordinated notes. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our credit facility and the senior notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

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

Although we believe that the senior subordinated notes should be treated as debt for U.S. federal income tax purposes in accordance with the opinion of our tax counsel issued on the date of our initial public offering, this conclusion cannot be assured. If all or a portion of the senior subordinated notes were treated as equity rather than debt for U.S. federal income tax purposes, then a corresponding portion of the interest on the senior subordinated notes would not be deductible by us for U.S. federal income tax purposes. In addition, we would be subject to liability for U.S. withholding taxes on interest payments to non-U.S. holders if such payments were determined to be dividends. Our inability to deduct interest on the senior subordinated notes could materially increase our taxable income and, thus, our U.S. federal and applicable state income tax liability. Our liability for income taxes (and withholding taxes) if the senior subordinated notes were determined to be equity for income tax purposes would materially reduce our after-tax cash flow and would materially and adversely impact our ability to make interest and/or dividend payments and could impact our ability to continue as a going concern. See “General—Critical Accounting Policies—Income Tax Expense Estimates and Policies” for further discussion of income tax matters relating to our senior subordinated notes.

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

Future Capital Needs

We are highly leveraged. On December 31, 2005, our total long-term debt and stockholders’ equity was $405.8 million and $83.3 million, respectively. In addition, in connection with our acquisition of the Grandma’s molasses brand, in January 2006, we incurred an additional $25.0 million of long-term indebtedness in the form of a new term loan under our credit facility.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that our cash on hand, cash flow from operations and available borrowing capacity under our credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our Class A common stock. We expect to make capital expenditures of approximately $7.0 million for fiscal 2006.

Seasonality

Sales of a number of our products tend to be seasonal. In the aggregate, however, our sales are not heavily weighted to any particular quarter due to the diversity of our product and brand portfolio. Sales during the first quarter of the fiscal year are generally below those of the following three quarters.

We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers and other related specialty items during the months of July through October, and we purchase substantially all of our maple syrup requirements during the months of April through July. Consequently, our liquidity needs are greatest during these periods.

Inflation

We do not believe that our operating results were materially affected by inflation during fiscal 2003. During fiscal 2004 and 2005, we were faced with increasing prices in certain commodities, particularly in packaging materials, pork and chicken and we expect this trend may continue. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. Our cost increases in fiscal 2005 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs. During 2005, our transportation costs also increased as a result of a shortage in truck carrier availability following Hurricanes Katrina and Rita. We believe that through price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases. There can be no assurance, however, that any future price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

Recent Accounting Pronouncements

In response to the enactment of the American Job Creation Act of 2004 (the “Jobs Act”) on October 22, 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers” (FSP 109-1).

FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in tax deduction is up to nine percent of the lesser of taxable income or “qualified production activities income,” as defined by the Jobs Act. The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, beginning in fiscal 2005, we recognized a reduction in our income tax expense for the domestic production activities in the period earned.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. The adoption of SFAS No. 151 will not have an impact on our consolidated results of operations and financial conditions.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Based on a recent announcement by the Securities and Exchange Commission, we are required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation cost for all unvested stock options and restricted stock beginning with the first period restated. The adoption of SFAS No. 123R will not have an impact on our consolidated results of operations and earnings per share, since we currently do not make any share-based payments and we are not applying the retroactive method to any prior share-based payments.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and was adopted by our company beginning July 3, 2005. There was no impact on our consolidated results of operations and financial conditions.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without changing the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. We are not currently contemplating any accounting changes that would be impacted by SFAS No. 154.

In March 2005, the Financial Accounting Standards Board issued interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN No. 47 did not have an impact on our consolidated results of operations and financial condition.

Off-balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of December 31, 2005.

	Payments Due by Period
Contractual Obligations:	Total	2006	2007	2008	2009	2010 and Thereafter
	(Dollars in thousands)
Long-term debt(1)	$731,733	$39,096	$39,096	$39,096	$39,096	$575,349
Operating leases	11,921	4,044	3,192	3,119	1,470	96
Other long-term obligations(2)	1,514	1,514	—	—	—	—
Total	$745,168	$44,654	$42,288	$42,215	$40,566	$575,445

(1)          Includes interest obligations on our senior notes at an interest rate of 8.0% per annum through maturity on October 1, 2011 and on our senior subordinated notes of 12% per annum through maturity on October 30, 2016. In January 2006, we incurred additional long-term debt of $25.0 million in the form of a new term loan, which is not reflected in the table. See “Debt—Senior Secured Credit Facility” above.

(2)          Represents expected contributions under our defined benefit pension plans in 2006. The expected contributions beyond 2006 are not currently determinable.

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

•       factors that affect the food industry generally, including:

—       recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and trans fatty acids;

—       the effects of currency movements in Canada; and

—       fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

•       the risk that our senior subordinated notes may be treated as equity for U.S. federal income tax purposes; and

•       other factors discussed elsewhere in this report, including under Item 1B, “Risk Factors” and in our public filings with the SEC.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial asset or liability resulting from an adverse movement in interest rates. As of December 31, 2005, our credit facility entered into concurrently with our initial public offering and the concurrent offerings was undrawn and we had no outstanding variable rate borrowings. Interest under our revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.

We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year. The fair value of the senior notes at December 31, 2005, based on quoted market prices, was $246.0 million.

We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due October 30, 2016, with interest payable quarterly on January 30, April 30, July 30 and October 30 of each year. Of such outstanding principal amount, $143.0 million principal amount is represented by 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of December 31, 2005, the fair value of the EISs, based on the per EIS closing price on the AMEX on December 30, 2005 (the last trading day of fiscal 2005), was $14.52 per EIS. It is not practicable to estimate the fair value of the $143.0 million principal amount of senior subordinated notes represented by the EISs. Of the $165.8 aggregate principal amount of senior subordinated notes outstanding, $22.8 million principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at December 31, 2005, based on quoted market prices, was $25.5 million.

The information set forth under the heading “Inflation” in Item 1, “Business” is incorporated herein by reference.

Item 8.                                          Financial Statements and Supplementary Data.

The consolidated balance sheets at December 31, 2005 and January 1, 2005 and the consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 and related notes are set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts.These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that B&G Foods, Inc. and subsidiaires maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that B&G Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion B&G Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
March 6, 2006

B&G FOODS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$25,429	$28,525
Trade accounts receivable, less allowance for doubtful accounts of $556 in 2005 and $522 in 2004, respectively	31,869	28,227
Inventories	85,530	79,109
Prepaid expenses	3,249	2,806
Assets held for sale	750	—
Income tax receivable	618	7,006
Deferred income taxes	3,381	1,782
Total current assets	150,826	147,455
Property, plant and equipment, net	40,190	43,774
Goodwill	189,028	188,629
Trademarks	194,264	193,481
Net deferred financing costs and other assets	19,867	22,613
Total assets	$594,175	$595,952
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	26,337	25,861
Accrued expenses	16,413	16,082
Dividends payable	4,240	3,728
Total current liabilities	46,990	45,671
Long-term debt	405,800	405,800
Other liabilities	245	317
Deferred income taxes	57,866	51,903
Total liabilities	510,901	503,691
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,000,000 shares at December 31, 2005 and January 1, 2005	200	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; issued and outstanding 7,556,443 shares at December 31, 2005 and January 1, 2005	76	76
Additional paid-in capital	136,112	153,072
Accumulated other comprehensive loss	(57)	(25)
Accumulated deficit	(53,057)	(61,062)
Total stockholders’ equity	83,274	92,261
Total liabilities and stockholders’ equity	$594,175	$595,952

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net sales	$379,262	$372,754	$328,356
Cost of goods sold	271,929	260,814	226,174
Cost of goods sold—restructuring charge	3,839	—	—
Gross profit	103,494	111,940	102,182
Operating expenses:
Sales, marketing and distribution expenses	41,522	43,241	39,477
General and administrative expenses	6,965	4,885	6,313
Management fees—related party	—	386	500
Transaction related compensation expenses	—	9,859	—
Operating income	55,007	53,569	55,892
Other expenses:
Interest expense, net	41,767	48,148	31,205
Income before income tax expense	13,240	5,421	24,687
Income tax expense	5,235	2,126	9,519
Net income	$8,005	$3,295	$15,168
Preferred stock accretion	—	11,666	13,336
Gain on repurchase of preferred stock	—	(17,622)	—
Net income available to common stockholders	$8,005	$9,251	$1,832
Earnings per share calculations:
Net income available to common stockholders per common share:
Basic and diluted distributed earnings:
Class A common stock	$0.85	$0.88	$—
Earnings (loss) per share:
Basic Class A common stock	$0.53	$1.25	$—
Basic Class B common stock	$(0.33)	$0.37	$0.16
Diluted Class A common stock	$0.53	$1.19	$—
Diluted Class B common stock	$(0.33)	$0.31	$0.12

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock Class A		Common Stock Class B		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Equity
Balance at December 28, 2002	20,341	$ —	12,311	$ —	—	$ —	11,593,394	$ 116	$ 31,230	$ (20)	$ 9,025	$ 40,351
Foreign currency translation	—	—	—	—	—	—	—	—	—	(54)	—	$ (54)
Net income	—	—	—	—	—	—	—	—	—	—	15,168	15,168
Comprehensive income												$ 15,114
Accretion of series C senior preferred stock	—	—	—	—	—	—	—	—	—	—	(5,458)	$ (5,458)
Accretion of series C senior preferred stock warrants	—	—	—	—	—	—	—	—	(16)	—	—	(16)
Balance at January 3, 2004	20,341	$ —	12,311	$ —	—	$ —	11,593,394	$ 116	$ 31,214	$ (74)	$ 18,735	$ 49,991
Foreign currency translation	—	—	—	—	—	—	—	—	—	49	—	$ 49
Net income	—	—	—	—	—	—	—	—	—	—	3,295	3,295
Comprehensive income												$ 3,344
Issuance of Class A common stock	—	—	—	—	20,000,000	200	—	—	156,800	—	—	157,000
Issuance of Class B common stock	—	—	—	—	—	—	728,393	7	—	—	(7)	—
Repurchase of stock	(20,341)	—	(12,311)	—	—	—	(4,765,344)	(47)	(31,202)	—	(66,739)	(97,988)
Fees related to the issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	(11,718)	(11,718)
Dividends declared on Class A common stock	—	—	—	—	—	—	—	—	(3,728)	—	—	(3,728)
Accretion of series C senior preferred stock	—	—	—	—	—	—	—	—	—	—	(4,628)	(4,628)
Accretion of series C senior preferred stock warrants	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Balance at January 1, 2005	—	$ —	—	$ —	20,000,000	$ 200	7,556,443	$ 76	$ 153,072	$ (25)	$ (61,062)	$ 92,261
Foreign currency translation	—	—	—	—	—	—	—	—	—	1	—	$ 1
Minimum pension liability	—	—	—	—	—	—	—	—	—	(33)	—	(33)
Net income	—	—	—	—	—	—	—	—	—	—	8,005	8,005
Comprehensive income												$ 7,973
Dividends declared on Class A common stock	—	—	—	—	—	—	—	—	(16,960)	—	—	(16,960)
Balance at December 31, 2005	—	$ —	—	$ —	20,000,000	$ 200	7,556,443	$ 76	$ 136,112	$ (57)	$ (53,057)	$ 83,274

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
	(Revised)
Cash flows from operating activities:
Net income	$8,005	$3,295	$15,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,912	6,723	6,014
Amortization of deferred debt issuance costs and bond discount	2,791	2,532	2,839
Write-off of deferred debt issuance costs	—	—	1,831
Costs relating to the early extinguishment of debt	—	13,906	—
Deferred income taxes	4,795	7,462	4,382
Restructuring charge—property, plant, equipment and inventory impairment	3,070	—	—
Provision for doubtful accounts	85	16	711
Changes in assets and liabilities, net of effects from business acquired:
Trade accounts receivable	(3,727)	(5,895)	(1,159)
Inventories	(5,996)	1,680	(6,542)
Prepaid expenses	(443)	(477)	(63)
Income tax receivable	6,388	(7,006)	—
Other assets	—	—	(1)
Trade accounts payable	476	6,045	990
Accrued expenses	239	(8,741)	3,205
Due to related party	—	(208)	—
Other liabilities	(72)	(30)	56
Net cash provided by operating activities	22,523	19,302	27,431
Cash flows from investing activities:
Capital expenditures	(6,659)	(6,598)	(6,442)
Net proceeds from sale of assets	—	52	—
Payments for acquisition of business	(2,513)	—	(118,179)
Net cash used in investing activities	(9,172)	(6,546)	(124,621)
Cash flows from financing activities:
Payments of long-term debt	—	(374,515)	(55,231)
Proceeds from issuance of long-term debt	—	405,800	150,000
Proceeds from issuance of equity	—	157,000	—
Payments for redemption of equity, net	—	(157,534)	—
Dividends paid	(16,448)	—	—
Payments of debt issuance costs	—	(23,123)	(5,299)
Net cash (used in) provided by financing activities	(16,448)	7,628	89,470
Effect of exchange rate fluctuations on cash and cash equivalents	1	49	(54)
Net (decrease) increase in cash and cash equivalents	(3,096)	20,433	(7,774)
Cash and cash equivalents at beginning of period	28,525	8,092	15,866
Cash and cash equivalents at end of period	$25,429	$28,525	$8,092
Supplemental disclosures of cash flow information:
Cash interest payments	$39,449	$33,071	$26,483
Cash income tax (refund) payments	$(5,948)	$3,712	$3,708
Non-cash transactions:
Dividends declared and not paid	$4,240	$3,728	$—
Accretion of Series C senior preferred stock warrants	$—	$12	$16
Accretion of Series C senior preferred stock dividends	$—	$4,628	$5,458

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, January 1, 2005 and January 3, 2004

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

On October 7, 2004, our Registration Statement on Form S-1 in respect of a proposed initial public offering of 17,391,305 Enhanced Income Securities (EISs), an offering of $22,800 aggregate principal amount of 12.0% senior subordinated notes due 2016 separate from the EISs and an offering of $240,000 aggregate principal amount of 8.0% senior notes due 2011 was declared effective by the Securities and Exchange Commission. Each EIS represents one share of a then new class of common stock, our Class A common stock, and $7.15 principal amount of 12.0% senior subordinated notes due 2016. The proceeds were allocated to the underlying Class A common stock and senior subordinated notes based upon the relative fair values of each. Trading of the EISs began on the American Stock Exchange on October 8, 2004. On October 14, 2004, the initial public offering, separate senior subordinated notes and senior notes transactions closed and we simultaneously entered into a new senior secured revolving credit facility (see Note 7). From the initial public offering and concurrent offerings, we raised net proceeds (after deducting transaction fees and expenses of $35,313) of approximately $490,704 on October 14, 2004 and $36,783 on October 22, 2004 in connection with the exercise of the underwriters’ over-allotment option for an additional 2,608,695 EISs. We used the proceeds of the initial public offering, the concurrent offerings and cash on hand to repay all outstanding borrowings under, and terminate, our then existing senior secured credit facility, to repay $194,165 aggregate principal amount of our $220,000 9 5/8% senior subordinated notes due 2007, to repurchase all of our outstanding preferred stock from the existing stockholders, and to repurchase shares of our existing outstanding Class B common stock, options and warrants from the existing stockholders. On November 15, 2004 we redeemed the remaining $25,835 aggregate principal amount of the 9 5/8% senior subordinated at a redemption price equal to 101.604%. In connection with the initial public offering and the concurrent offerings, for the fifty-two week period ended January 1, 2005 we recorded charges that total approximately $23,766. These costs include: (i) $13,907 of costs relating to the early extinguishment of debt included in interest expense (including: the write-off of existing deferred financing fees of $8,361, the write-off of existing bond discount of $655 and bond tender costs of $4,891), and (ii) transaction related compensation expense for the payment of transaction bonuses of $5,948 and the repurchase of employee stock options of $3,911.

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

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(1)   Nature of Operations (Continued) (Continued)

Nature of Operations

We operate in one industry segment and manufacture, sell and distribute a diversified portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico. Our products include pickles, peppers, jams, jellies and fruit spreads, canned meats and beans, spices, seasonings, marinades, hot sauces, wine vinegar, maple syrup, salad dressings, Mexican-style sauces, taco shells and kits, salsas and other specialty food products. We compete in the retail grocery, food service, specialty store, private label, club and mass merchandiser channels of distribution. We distribute these products to retailers in the greater New York metropolitan area through a direct-store-organization sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

Sales of a number of our products tend to be seasonal; however, in the aggregate, our sales are not heavily weighted to any particular quarter. Sales during the first quarter of the fiscal year are generally below that of the following three quarters. We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers and other related specialty items during the months of July through October, and we purchase substantially all of our maple syrup requirements during the months of April through July. Consequently, our liquidity needs are greatest during these periods.

Fiscal Year

Our financial statements are presented on a consolidated basis.  We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31.  The fiscal year ended December 31, 2005 (fiscal 2005) and the fiscal year ended January 1, 2005 (fiscal 2004) contained 52 weeks each.  The fiscal year ended January 3, 2004 (fiscal 2003) contained 53 weeks.

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial conditions. As of December 31, 2005, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 42.2%, 40.3% and 36.9% of consolidated net sales in fiscal 2005, 2004 and 2003, respectively. No single customer accounted for more than 9.0%, 7.9% and 6.1% of consolidated net sales in fiscal 2005, 2004 and 2003, respectively.

Acquisition and Accounting

On August 21, 2003, we acquired The Ortega Brand of Business for approximately $118,179 in cash, including transaction costs, from Nestlé Prepared Foods Company. In connection with this transaction, which we refer to as the “initial Ortega acquisition,” we entered into a $200,000 senior secured credit facility comprised of a $50,000 five-year revolving credit facility and a $150,000 six-year term loan facility. The proceeds of this senior secured credit facility were used to fund the initial Ortega acquisition and refinance our then-existing credit facility. See Note 7 (Long-term Debt). In connection with the initial Ortega acquisition, we paid transaction fees aggregating $1,000 to Bruckmann, Rosser, Sherrill and

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(1)   Nature of Operations (Continued) (Continued)

Co., Inc. (BRS & Co.), then a related party. We recorded these transaction fees as part of the purchase price of Ortega.

On December 1, 2005, we acquired the Ortega food service dispensing pouch and dipping cup business for approximately $2,513 in cash, including transaction costs, from Nestlé USA, Inc.

The acquisitions described above were accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in our consolidated financial statements from the respective dates of the acquisitions. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Trademarks are deemed to have an indefinite useful life and are not amortized. Goodwill and trademarks are deductible for income tax purposes.

The following table sets forth the allocation of the purchase price for the initial Ortega acquisition:

Property, plant and equipment	$5,964
Goodwill	76,310
Indefinite-life intangible assets—trademarks	30,700
Other assets, principally current assets	6,960
Other liabilities, principally current liabilities	(2,039)
Deferred income tax asset	284
Total	$118,179

The following table sets forth the preliminary allocation of the purchase price for the Ortega food service dispensing pouch and dipping cup business acquisition. As of December 31, 2005, we are in the process of obtaining valuations of the intangible assets acquired, assessing certain assumed contracts and completing other purchase price allocation procedures; thus, the preliminary allocation of the purchase price may change, and such change could be significant.  We anticipate completing the purchase price allocation in the first half of fiscal 2006.

Inventory	$900
Goodwill	830
Indefinite-life intangible assets—trademarks	783
Total	$2,513

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

Unaudited Pro Forma Summary of Operations

The following unaudited pro forma summary of operations for the fiscal year ended January 3, 2004 presents our operations as if the initial Ortega acquisition had occurred as of the beginning of the period presented. In addition to including the results of operations of the Ortega business, the unaudited pro forma information gives effect to interest on additional borrowings and changes in depreciation and amortization of property, plant and equipment.

Year ended January 3, 2004
(unaudited)
Net sales	$374,813
Net income	18,451
Basic net income available to common stockholders per Class B common share	$0.44
Diluted net income available to common stockholders per Class B common share	$0.33

The unaudited pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the initial Ortega acquisition, and the related financing transactions, had occurred as of the beginning of the period presented and is not intended to be a projection of future results.

The Ortega food service dispensing pouch and dipping cup business acquisition did not meet any of the significance tests pursuant to Rule 11-01(b)(1) of Regulation S-X. As such, no pro forma information has been presented.

(2)   Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of B&G Foods, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. Dividends declared and unpaid for the fiscal year ended January 1, 2005 of $3,728, which had previously been reported as part of “net cash provided by operating activities” and “net cash provided by financing activities” in our consolidated statement of cash flows in our previously filed consolidated financial statements, has been revised and presented as a non-cash financing activity. Dividends declared are presented as a reduction of additional paid-in capital. Dividends declared and unpaid for the fiscal year ended January 1, 2005 of $3,728 have been reclassified to conform with the current year’s presentation.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

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

We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our net income before net interest expense, income taxes, depreciation and amortization (EBITDA). We test indefinite life intangible

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater.

We completed our annual impairment tests for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 with no adjustments to the carrying values of goodwill and indefinite life intangibles. We did not note any events or circumstances during fiscal 2005, 2004 or 2003 that would indicate that goodwill or indefinite life intangibles might be impaired.

(g) Deferred Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt issuance costs for fiscal years 2005, 2004 and 2003 was $2,791, $2,358 and $2,608, respectively. During the fourth quarter of fiscal 2004, a write-off of $8,361 of deferred debt costs was incurred in connection with the payment in full of the term loan under our then-existing term loan agreement and the payment in full of the 9 5/8% senior subordinated notes due August 1, 2007. During the third quarter of fiscal 2003, a write-off of $1,831 of deferred debt costs was incurred in connection with the payment in full of the term loan B under our then-existing term loan agreement.

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

Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying value amount or fair value, less costs to sell, and are no longer depreciated.

(i) Derivative Instruments

We account for our derivative and hedging transactions in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively with SFAS No. 149 referred to as Statement No. 133). Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivative instruments either as an asset or a liability in the balance sheet and to measure such instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of accumulated other comprehensive income depending on the nature of the transaction. We do not engage in derivative instruments for trading purposes (see Note 7).

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

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

The Class A common stock portion of each EIS is included in stockholders’ equity, net of the related portion of the EIS transaction costs allocated to Class A common stock. Dividends paid on the Class A common stock are recorded as a decrease to additional paid-in capital when declared by us. The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred financing costs and is being amortized to interest expense using the effective interest method. Interest on the senior subordinated notes is charged to expense as accrued by us.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

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

(l) Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to approximately $2,935, $5,837, and $3,499, for the fiscal years 2005, 2004 and 2003, respectively.

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

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

(n) Pension Plans

We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries.

(o) Stock Option Plan

Simultaneously with the closing of our initial public offering, we repurchased for cash all outstanding options under our stock option plan and we terminated the stock option plan. We account for the stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

The following table illustrates the pro forma effect on net income and earnings per share as if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year ended
	2005	2004	2003
Net income as reported	$8,005	$3,295	$15,168
Add stock-based employee compensation expense included in reported net income, net of tax	—	3,911	—
Deduct stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	—	(6)	(1)
Pro forma net income	$8,005	$7,200	$15,167
Earnings per share, pro forma:
Basic and diluted Class A common share	$0.53	$1.70	N/A
Basic Class B common share	$(0.33)	$0.67	$0.16
Diluted Class B common share	$(0.33)	$0.52	$0.12

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

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

If our treatment of the senior subordinated notes as debt is put at risk in the future as a result of a future ruling by the IRS or other tax jurisdiction or by a court of law, including an adverse ruling for EISs (or other similar securities) issued by other companies or as a result of a proposed adjustment by the IRS

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

or other tax jurisdiction in an examination of our company or for any other reason, we will need to consider the effect of such developments on the determination of our future tax provisions and obligations. In the event the senior subordinated notes are required to be treated as equity for income tax purposes, then the cumulative interest expense associated with the senior subordinated notes for prior tax periods that are open to assessment and for future tax periods would not be deductible from taxable income and we would be required to recognize additional tax expense and establish a related income tax liability for the prior period treatment. The additional tax due to the federal and state authorities would be based on our taxable income or loss for each of the years that we claimed the interest expense deduction and would materially and adversely affect our financial position, results of operations, cash flow, and liquidity, and could affect our ongoing ability to make interest payments on the senior subordinated notes and dividend payments on the shares of common stock represented by the EISs and our ability to continue as a going concern. In addition, non-U.S. holders of our EISs could be subject to withholding taxes on the payment of interest treated as dividends on equity, which could subject us to additional liability for the withholding taxes that we do not collect on such payments. However, in accordance with the opinion of counsel we received on the date of our initial public offering we continue to be of the view that the senior subordinated notes should be treated as debt for United States federal income tax purposes. As a result, we do not record a liability for a potential disallowance of this interest expense deduction or for the potential imposition of these withholding taxes.

A factor in the ongoing determination that no liability should be recorded in our financial statements with respect to the deductibility for income tax purposes of the interest on the senior subordinated notes is the veracity, at the time of the initial public offering, of the representations delivered by the purchasers of senior subordinated notes sold separately (not in the form of EISs). In addition, other factors indicating the existence, at the time of the initial public offering, of any plan or pre-arrangement may also be relevant to this ongoing determination. It is possible that we will at some point in the future, as a result of IRS interpretations or other changes in circumstances, conclude that we should establish a reserve for tax liabilities associated with a disallowance of all or part of the interest deductions on the senior subordinated notes, although our present view is that no such reserve is necessary or appropriate. If we decide to maintain such a reserve, our income tax provision, and related income tax payable, would be materially impacted. As a result, our ability to pay dividends on the shares of our common stock could be materially impaired and the market price and/or liquidity for the EISs or our common stock could be adversely affected.

(q) Dividends

Cash dividends, if any, are accrued as a liability on our consolidated balance sheet when declared.

(r) Earnings Per Share

For the periods prior to our initial public offering, basic earnings per share is calculated by dividing net income (loss) available to common stockholders (net income less dividends accumulated during the period for our 13% Series A and Series B cumulative preferred stock and Series C senior preferred stock and related charges) by the weighted average common shares outstanding during the period. Diluted

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of outstanding options and warrants.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net income	$8,005	$3,295	$15,168
Preferred stock accretion	—	11,666	13,336
Gain on repurchase of preferred stock	—	(17,622)	—
Net income available to common stockholders	8,005	9,251	1,832
Less: Class A common stock dividends declared	16,960	3,728	—
Undistributed (loss) earnings available to Class A and Class B common stockholders	$(8,955)	$5,523	$1,832
Weighted average common shares outstanding:
Basic and Diluted Class A common shares outstanding	20,000,000	4,230,769	—
Basic Class B common shares outstanding	7,556,443	10,739,424	11,593,394
Diluted Class B common shares outstanding	7,556,443	13,813,416	15,492,115
Basic allocation of undistributed (loss) earnings:
Class A common stock	$(6,499)	$1,561	$—
Class B common stock	(2,456)	3,962	1,832
Total	$(8,955)	$5,523	$1,832
Undistributed (loss) earnings:
Class A common stock	$(0.32)	$0.37	$—
Class B common stock	$(0.33)	$0.37	$0.16
Distributed earnings:
Class A common stock	$0.85	$0.88	$—
Basic earnings (loss) per share:
Class A common stock	$0.53	$1.25	$—
Class B common stock	$(0.33)	$0.37	$0.16
Diluted allocation of undistributed (loss) earnings:
Class A common stock	$(6,499)	$1,295	$—
Class B common stock	(2,456)	4,228	1,832
Total	$(8,955)	$5,523	$1,832
Undistributed (loss) earnings:
Class A common stock	$(0.32)	$0.31	$—
Class B common stock	$(0.33)	$0.31	$0.12
Distributed earnings:
Class A common stock	$0.85	$0.88	$—
Diluted earnings(loss) per share:
Class A common stock	$0.53	$1.19	$—
Class B common stock	$(0.33)	$0.31	$0.12

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

In fiscal 2005, our board of directors approved the following cash dividends per share for our 20.0 million shares of Class A common stock outstanding:

Approval Date	Quarterly Dividend Payment Period	Record Date	Payment Date	Per Share Dividend
March 8, 2005	January 2, 2005 to April 2, 2005	March 31, 2005	May 2, 2005	$0.212
May 17, 2005	April 3, 2005 to July 2, 2005	June 30, 2005	August 1, 2005	$0.212
August 16, 2005	July 3, 2005 to October 1, 2005	September 30, 2005	October 31, 2005	$0.212
November 14, 2005	October 2, 2005 to December 31, 2005	December 31, 2005	January 30, 2006	$0.212

On December 27, 2004, our board of directors declared a cash dividend of $0.1864 per share for our 20.0 million shares of Class A common stock for the partial quarterly dividend period beginning on October 14, 2004 and ending on January 1, 2005. This dividend was paid on January 31, 2005.

No dividends were declared on our Class B common stock during fiscal 2005 or 2004; therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share. We did not declare any dividends in fiscal 2003.

(s) Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

We have outstanding $240,000 principal amount of 8.0% senior notes due 2011. The fair value of the senior notes at December 31, 2005 and January 1, 2005, based on quoted market prices, was $246,000 and $254,400, respectively.

We also have outstanding $165,800 principal amount of 12.0% senior subordinated notes due 2016. Of such outstanding principal amount, $143,000 principal amount is represented by 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of December 31, 2005 and January 1, 2005, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange on December 30, 2005 and December 31, 2004 (the last trading day of fiscal 2005 and fiscal 2004), was $14.52 and $14.98, respectively, per EIS. It is not practicable to estimate the fair value of the $143,000 principal amount of senior subordinated notes represented by the EISs. Of the $165,800 aggregate principal amount of senior subordinated notes outstanding, $22,800 principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at December 31, 2005, based on quoted market prices, was $25,511 and 26,263, respectively.

The carrying value of our other borrowings approximates their fair value based on the information currently available to us with respect to similar instruments.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

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

FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in tax deduction is up to nine percent of the lesser of taxable income or “qualified production activities income,” as defined by the Jobs Act. The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, beginning in fiscal 2005, we recognized a reduction in our income tax expense for the domestic production activities in the period earned.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. The adoption of SFAS No. 151 will not have an impact on our consolidated results of operations and financial conditions.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Based on a recent announcement by the Securities and Exchange Commission, we are required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation cost for all unvested stock options and restricted stock beginning with

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

the first period restated. The adoption of SFAS No. 123R will not have an impact on our consolidated results of operations and earnings per share, since we currently do not make any share-based payments and we are not applying the retroactive method to any prior share-based payments.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and was adopted by our company beginning July 3, 2005. There was no impact on our consolidated results of operations and financial conditions.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without changing the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. We are not currently contemplating any accounting changes, which would be impacted by SFAS No. 154.

In March 2005, the Financial Accounting Standards Board issued interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN No. 47 did not have an impact on our consolidated results of operations and financial condition.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(3)   Inventories

Inventories consist of the following:

	December 31, 2005	January 1, 2005
Raw materials and packaging	$14,544	$12,204
Work in process	2,342	1,870
Finished goods	68,644	65,035
Total	$85,530	$79,109

(4)   Asset Held for Sale

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. During the thirteen weeks ended July 2, 2005 we recorded a non-cash impairment charge of $1,961 to write down the land and building to its estimated fair value. During the thirteen weeks ended December 31, 2005, we began negotiations for the sale of the land and building and classified the land and building with a carrying value of $750 as assets held for sale and ceased depreciation. See Note 17.

(5)   Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	December 31, 2005	January 1, 2005
Land	$1,771	$3,152
Buildings and improvements	16,090	18,076
Machinery and equipment	55,745	51,555
Office furniture and vehicles	6,002	9,227
Construction-in-progress	1,039	43
	80,647	82,053
Less: accumulated depreciation	(40,457)	(38,279)
Total	$40,190	$43,774

(6)   Leases

We have several noncancelable operating leases, primarily for our corporate headquarters, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(6)   Leases (Continued)

We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease that expires in April 2009. Total rent expense associated with this lease was $769 for fiscal years 2005, 2004 and 2003.

As of December 31, 2005, future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows:

Fiscal year ending:	Third Parties	Related Party
2006	$3,222	$822
2007	2,370	822
2008	2,297	822
2009	1,264	206
2010	96	—
Thereafter	—	—
Total	$9,249	$2,672

Total rental expense was $3,591, $3,410 and $3,161, for the fiscal years 2005, 2004 and 2003, respectively.

(7)   Long-term Debt

Long-term debt consists of the following:

	December 31, 2005	January 1, 2005
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	—	—
12% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8% Senior Notes due October 1, 2011	240,000	240,000
Total long-term debt	$405,800	$405,800

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

On August 21, 2003, we entered into a newly amended and restated $200,000 senior secured credit facility, which was further amended and restated as of September 9, 2003, comprised of a $50,000 five-year revolving credit facility and a $150,000 six-year term loan facility. The proceeds of the term loan and of certain drawings under the revolving credit facility were used (i) to fund the initial Ortega acquisition and

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(7)   Long-term Debt (Continued)

to pay related transaction fees and expenses and (ii) to fully pay off our remaining obligations under term loan B of our then-existing term loan agreement dated as of March 15, 1999. In connection therewith, we capitalized approximately $5,300 of new deferred debt issuance costs related to the senior secured credit facility and, in accordance with the applicable guidance of the FASB’s Emerging Issues Task Force, wrote off $1,831 of deferred financing costs related to our then-existing term loan B. Under the senior secured credit facility, interest was determined based on several alternative rates, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. At January 3, 2004, the interest rate was 4.52%. The senior secured credit facility was secured by substantially all of our assets.

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

Senior Secured Credit Facility.   Concurrent with our initial public offering, we entered into a $30,000 senior secured revolving credit facility on October 14, 2004. Interest under the revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. The credit facility is secured by substantially all of our assets except our real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn through December 31, 2005. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $672 was $29,328 at December 31, 2005. The maximum letter of credit capacity under the revolving credit facility is $10,000, with a fee of 3% for all outstanding letters of credit.

9 5/8% Senior Subordinated Notes due 2007.   Immediately prior to our initial public offering, we had outstanding $220,000 aggregate principal amount of 9 5/8% senior subordinated notes due August 1, 2007 with interest payable semiannually on February 1 and August 1 of each year.

On October 14, 2004, $194,165 aggregate principal amount of the 9 5/8% senior subordinated notes was repaid with the proceeds of the initial public offering, the concurrent offerings and cash on hand at the

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(7)   Long-term Debt (Continued)

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

In addition, on and after October 30, 2009, we may redeem for cash all or part of the senior subordinated notes at a redemption price of 106.0% beginning October 30, 2009 and thereafter at prices declining annually to 100% on or after October 30, 2012. If we redeem any senior subordinated notes, the senior subordinated notes and Class A common stock represented by each EIS will be automatically separated.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(7)   Long-term Debt (Continued)

The senior subordinated notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior secured and senior unsecured indebtedness, including the indebtedness under our credit facility and our senior notes. The senior subordinated notes rank pari passu in right of payment with any of our other subordinated indebtedness.

The senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in the indenture governing the senior subordinated notes. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our credit facility and the senior notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(7)   Long-term Debt (Continued)

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

Deferred Financing Costs.   In connection with the issuance of the 12.0% senior subordinated notes due 2016 and the 8.0% senior notes due 2011, we capitalized approximately $23,123 of financing costs, which will be amortized over their respective terms. As of December 31, 2005 and January 1, 2005 we had net deferred financing costs of $19,724 and $22,516, respectively. During the fourth quarter of fiscal 2004 we wrote-off and expensed $8,361 relating to our then existing senior secured credit facility and our 9 5/8% senior subordinated notes. During the third quarter of fiscal 2003, we wrote-off and expensed $1,831 of deferred debt costs that were incurred in connection with the payment in full of the term loan B under our then-existing term loan agreement.

At December 31, 2005 and January 1, 2005 accrued interest of $8,117 and $8,365, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

As of December 31, 2005, the aggregate maturities of long-term debt are as follows:

Years ended December:
2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	405,800
Total	$405,800

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(8)   Income Taxes

Income taxes consist of the following:

	Year ended
	December 31, 2005	January 1, 2005	January 3, 2004
Current:
Federal	$302	$(5,346)	$4,150
State	138	10	987
Subtotal	440	(5,336)	5,137
Deferred:
Federal	4,513	7,124	3,754
State	282	338	628
Subtotal	4,795	7,462	4,382
Total	$5,235	$2,126	$9,519

Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% (for fiscal 2005 and 2004) and 34% (for fiscal 2003) to income before income tax expense) as a result of the following:

	Year ended
	December 31, 2005	January 1, 2005	January 3, 2004
Expected tax expense	35.0%	35.0%	34.0%
Increase (decrease):
State income taxes, net of federal income tax benefit	3.2%	4.2%	4.3%
Nondeductible expenses, net of deductible revenue	0.1%	(0.3)%	0.3%
Other differences	1.2%	—	—
Effect from tax rate change	—	0.3%	—
Total	39.5%	39.2%	38.6%

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(8)   Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2005	January 1, 2005
Deferred tax assets:
Accounts receivable, principally due to allowance	$39	$40
Inventories, principally due to additional costs capitalized for tax purposes	794	390
Accruals and other liabilities	2,061	1,753
Restructuring charge	765	—
Net operating loss and tax credit carryforwards	2,316	2,663
Deferred financing costs	74	122
Total gross deferred tax assets	6,049	4,968
Less valuation allowance	(481)	(912)
Net deferred tax assets	5,568	4,056
Deferred tax liabilities:
Plant and equipment	(5,584)	(6,241)
Goodwill	(10,813)	(6,991)
Trademarks	(43,656)	(40,945)
Total gross deferred tax liabilities	(60,053)	(54,177)
Net deferred tax liability	$(54,485)	$(50,121)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of any valuation allowances at December 31, 2005 and January 1, 2005. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

The valuation allowance at December 31, 2005 and January 1, 2005 was $481 and $912, respectively. The valuation allowance represents the allowance established under purchase accounting against certain federal and state net operating loss carryforwards, which are available to offset future federal and state taxable income, if any. The reduction in the valuation allowance in the year ended December 31, 2005, of $431 was attributable to management’s belief that it is more likely than not that the deferred tax asset related to such state net operating loss carryforwards will be realized. Consequently, there was a reduction in goodwill of $431. The reduction in the valuation allowance of $370 in the year ended January 1, 2005,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(8)   Income Taxes (Continued)

was attributable to a change in the effective tax rate, and not to the utilization thereof. Consequently, there was no effect to goodwill in the year ended January 1, 2005.

At December 31, 2005, we have net operating loss carryforwards for federal income tax purposes of $1,624 and state net operating loss carryforwards of $43,072, which are available to offset future taxable income, if any, through 2011 and 2024, respectively. At December 31, 2005, we have Alternative Minimum Tax credit carryforwards for federal income tax purposes of $25, which are available to offset future federal income tax, if any. As a result of our acquisitions in prior years, the annual utilization of the net operating loss carryforwards acquired is limited under certain provisions of the Internal Revenue Code.

(9)   Redeemable Preferred Stock

Our Amended and Restated Certificate of Incorporation provides that we may issue 1,000,000 shares of Preferred Stock, $0.01 par value per share. Immediately prior to our initial public offering, 22,000 shares of preferred stock were designated as the 13% Series A Cumulative Preferred Stock, 35,000 shares of preferred stock were designated as the 13% Series B Cumulative Preferred Stock and 25,000 shares of preferred stock were designated as the Series C Senior Preferred Stock and were issued and outstanding (See Note 10).

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

13% Series B Cumulative Preferred Stock.   Each holder of 13% Series B Cumulative Preferred Stock was entitled to receive, when, as and if declared by our board of directors, out of funds legally available therefor, cash dividends on each share of 13% Series B Cumulative Preferred Stock at a rate per annum equal to 13%, which dividends were cumulative without interest, whether or not earned or declared, on a daily basis, and were payable annually in arrears. These dividends amounted to $12,031 as of January 3, 2004. The liquidation value aggregated $22,031 as of January 3, 2004.

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

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(9)   Redeemable Preferred Stock (Continued)

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

(10)   Mandatorily Redeemable Preferred Stock

Series C Senior Preferred Stock.   When and as declared by our board of directors and to the extent permitted under the General Corporation Law of the State of Delaware, we paid preferential dividends to the holders of our Series C Senior Preferred Stock. Dividends on each share of Series C Senior Preferred Stock accrued at a rate of 14% per annum. Such dividends accrued whether or not they were declared and whether or not we had profits, surplus or other funds legally available for the payment of dividends. To the extent that all accrued dividends were not paid on each June 30 and December 31 of each year beginning June 30, 2000 (which we refer to as the (“dividend reference dates”), all dividends which had accrued on each share of Series C Senior Preferred Stock outstanding during the six-month period (or other period in the case of the initial dividend reference date) ending upon each such dividend reference date was accumulated and added to the liquidation value of such share. These dividends amounted to $18,122 as of January 3, 2004. The liquidation value aggregated to $43,122 as of January 3, 2004. Such dividends are charged to net income available to common stockholders.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(11)   Capital Stock and Stock Options

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

Dividends.   The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock. In the event of any liquidation, dissolution or winding up of our company, Class A and Class B common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock. With respect to rights to dividends and on liquidation, dissolution or winding up, there is no difference between our Class A and Class B common stock, except that: (i) for periods ending on or before January 2, 2010, Class B dividends, if any, will be paid on an annual basis and will be equal, in the aggregate, to Class B Available Cash (as defined below) (subject to the subordination provision described below); and (ii) for each annual dividend payment period after December 30, 2006 and through the dividend payment period ending on January 2, 2010, if we declare and pay dividends on our Class A common stock, the holders of Class B common stock will have the right to dividend payments (subject to the subordination provisions described below) equal to Class B Available Cash (up to 1.1 times the amount of dividends paid to the holders of our Class A common stock). For quarterly periods subsequent to January 2, 2010, if we declare and pay dividends on our Class A common stock, the holders of our Class B common stock will be entitled to dividend payments of 1.1 times the amount paid per share to the holders of our Class A common stock.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(11)   Capital Stock and Stock Options (Continued)

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

See Note 2(r), for a summary of dividends declared and paid on our Class A common stock in fiscal 2005 and 2004. No dividends on our Class A common stock were declared or paid in fiscal 2003 and no dividends on our Class B common stock were declared or paid in fiscal 2005, 2004, and 2003.

Additional Issuance of Our Authorized Common Stock and Preferred Stock.   Additional shares of our authorized common stock and preferred stock may be issued, as determined by our board of directors from time to time, without approval of holders of our common stock, except as may be required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. However, according to our bylaws we may not issue any shares of Class A common stock unless: (i) they are issued as part of an EIS, the issuance of which has been registered with the SEC, (ii) any EIS that may result from the combination of the shares of Class A common stock and our senior subordinated notes have been issued in a transaction registered with the SEC or (iii) no EISs are currently outstanding.

In addition, following the fifth anniversary of the closing of the initial public offering or earlier under certain circumstances, holders of our Class B common stock may demand registration of their shares of Class B common stock.

1997 Incentive Stock Option Plan.   In 1997, we adopted the 1997 Incentive Stock Option Plan for our and our subsidiaries’ key employees. The option plan authorized for grant to key employees and officers options for up to 736,263 shares of our common stock. The option plan authorized us to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986 or (ii) non-qualified stock options. The option plan provided that it may be administered by our board of directors or a committee designated by our board of directors. Options granted under the option plan were

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(11)   Capital Stock and Stock Options (Continued)

exercisable in accordance with the terms established by the board of directors. Under the option plan, our board of directors determined the exercise price of each option granted, which in the case of incentive stock options, could not be less than fair value. All option grants were made at fair value as determined by a third party valuation. Options expired on the date determined by the board of directors, which expiration date was not permitted to be later than the tenth anniversary of the date of grant. The options vested ratably over 5 years. No options were granted during fiscal 2004 or 2003. Prior to our initial public offering, options to purchase 728,020 shares of our common stock, all of which were incentive stock options, had been granted since the inception of the option plan, and 8,243 additional shares were available for grant under the plan. Upon the consummation of our initial public offering and following the option repurchases described below, we terminated the option plan.

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

We did not grant any options in fiscal 2005, 2004 or 2003. At December 31, 2005 and January 1, 2005, we had no options outstanding.

At January 3, 2004, the number of options exercisable was 772,853, and the weighted-average exercise price of those options were $0.09 per share.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(11)   Capital Stock and Stock Options (Continued)

Warrants.   As of January 3, 2004, we had issued and outstanding presently exercisable warrants to purchase an aggregate of 3,095,098 of common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009. In connection with our initial public offering all outstanding warrants were either repurchased or exercised. See Notes 9 and 10.

(12)   Pension Benefits

We have defined benefit pension plans covering substantially all of our employees. The benefits are based on years of service and the employee’s compensation, as defined. We make annual contributions to the plans equal to the maximum amount that can be deducted for income tax purposes. The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 31, 2005 and January 1, 2005 measurement dates for fiscal 2005 and 2004, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	December 31, 2005	January 1, 2005
Change in benefit obligation:
Benefit obligation at beginning of period	$18,934	$16,187
Amendment to plan	—	43
Actuarial gain	1,207	728
Service cost	1,534	1,328
Interest cost	1,127	982
Benefits paid	(460)	(334)
Benefit obligation at end of period	22,342	18,934
The accumulated benefit obligation at December 31, 2005 and January 1, 2005 was $17,188 and $14,656, respectively.
Change in plan assets:
Fair value of plan assets at beginning of period	12,338	9,791
Actual gain on plan assets	891	872
Employer contributions	1,637	2,009
Benefits paid	(460)	(334)
Fair value of plan assets at end of period	14,406	12,338
Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets.
Net amount recognized:
Funded status	(7,936)	(6,596)
Unrecognized prior service cost	49	53
Unrecognized net actuarial loss	5,736	4,626
Accrued pension cost	$(2,151)	$(1,917)
Amount recognized in the consolidated balance sheets:
Accrued expense	$(2,229)	$(1,917)
Intangible asset	45	—
Other comprehensive loss	_33	—
Net amount recognized	$(2,151)	$(1,917)

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(12)   Pension Benefits (Continued)

	December 31, 2005	January 1, 2005
Weighted-average assumptions:
Discount rate	5.65%	5.90%
Rate of compensation increase	4.00%	4.00%
Expected long-term rate of return	8.00%	8.00%

Net periodic cost includes the following components:

	Year ended
	December 31, 2005	January 1, 2005	January 3, 2004
Service cost—benefits earned during the period	$1,534	$1,328	$985
Interest cost on projected benefit obligation	1,127	982	832
Expected return on plan assets	(1,013)	(820)	(632)
Net amortization and deferral	223	158	86
Net pension cost	$1,871	$1,648	$1,271

In fiscal 2005 an additional minimum pension liability adjustment was required for our pension plan, due to a decline in the discount rate used to estimate our pension liability. As a result, our accumulated benefit obligation exceeded the fair value of plan assets. The effect of this adjustment was to increase pension liabilities by $78, increase intangible assets by $45 and increase other comprehensive loss by $33.

The asset allocation for our pension plans at the end of fiscal 2005 and fiscal 2004, and the target allocation for fiscal 2006, by asset category, follows. The fair value of plan assets for these plans is $14,406 and $12,338 at the end of fiscal 2005 and fiscal 2004, respectively. The expected long-term rate of return on these plan assets was 8.00% in fiscal 2005 and 8.00% in fiscal 2004.

Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation	December 31, 2005	January 1, 2005
Equity securities	60%	63%	69%
Fixed income securities	35%	30%	31%
Cash	5%	7%	0%
Total	100%	100%	100%

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(12)   Pension Benefits (Continued)

Information about the expected cash flows for the pension plan follows:

Pension Benefits
Expected company contribution:
2006	$1,514
Expected benefit payments:
2006	$420
2007	554
2008	614
2009	677
20010	805
2011-2015	6,160

We sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $652, $672 and $587 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Pension expense relating to a multi-employer pension plan amounted to $694, $690 and $559 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

(13)   Related-Party Transactions

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

“Due to related party” in our consolidated statements of cash flows for the year ended January 1, 2005 includes management fees paid to BRS & Co.

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

In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings, the Ortega food service dispensing pouch and dipping cup acquisition or the Grandma’s molasses acquisition.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(13)   Related-Party Transactions (Continued)

We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009. Total rent expense associated with this lease was $769 for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004.

(14)   Commitments and Contingencies

We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 in order to comply with environmental laws or regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

We are involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, worker’s compensation and other employee claims, and tort and other general liability claims, for which we carry insurance, as well as trademark, copyright, patent infringement and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We have employment agreements with our executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances. As of December 31, 2005, if all of our executives were to be terminated by us without cause (as defined) or as a result of the employees’ disability, our severance liability would be approximately $1,986.

(15)   Long-term Incentive Plan

In connection with our initial public offering, we adopted a long-term incentive plan (LTIP). Our executive officers and other senior employees to be identified by the compensation committee of our board of directors will be eligible to participate in the LTIP. The purpose of the LTIP is to strengthen the mutuality of interests between the LTIP participants and holders of our EISs. The LTIP is administered by our compensation committee, which has the power to, among other things, determine those individuals who will participate in the LTIP; the level of participation of each participant in an incentive pool; the conditions that must be satisfied in order for the participants to vest in their allocated incentive pool amounts (including establishing specified performance targets that must be achieved in order for a pool to be created and amounts to be allocated to the participants); and other conditions that the participants must satisfy in order to receive payment of their allocated amounts. Under the LTIP, the maximum amount that any one participant can receive in respect of a one-year performance period is $1,000. The LTIP is an unfunded plan. No amounts have been earned to date by participants under the LTIP and there was no expense related to the LTIP in fiscal 2005 or fiscal 2004.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(16)   Net Sales by Brand

Net sales by brand are as follows:

	Year ended
	December 31, 2005	January 1, 2005	January 3, 2004
Ac’cent	$17,257	$17,942	$17,709
B&M	21,557	22,254	24,465
Bloch & Guggenheimer	44,936	44,515	46,259
Brer Rabbit	3,062	2,947	3,074
Emeril	23,658	25,743	25,395
Joan of Arc	10,928	10,503	11,390
Las Palmas	23,206	21,276	20,588
Maple Grove Farms of Vermont	55,116	50,090	48,680
Ortega	79,608	77,589	33,374
Polaner	38,416	36,515	35,959
Regina	11,981	11,797	11,667
Sa-s’on	3,900	4,795	4,787
Trappey	15,284	15,677	14,012
Underwood	22,911	22,856	22,431
Vermont Maid	2,362	2,934	3,106
Wright’s	5,080	5,321	5,460
Net Sales	$379,262	$372,754	$328,356

(17)   Restructuring Charges

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In the fiscal year ended December 31, 2005, we recorded a charge of $3,839. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $769 and a non-cash charge for the impairment of property, plant, equipment and inventory of $3,070.

(18)   Subsequent Events

Grandma’s Molasses Acquisition.   On January 10, 2006, through one of our subsidiaries, we closed on the acquisition of the Grandma’s molasses brand from Mott’s LLP, a Cadbury Schweppes Americas Beverages company, for a purchase price of $30 million in cash and certain assumed liabilities, pursuant to an asset purchase agreement. The purchased assets include certain intellectual property, business and customer information, contracts and equipment. In order to finance the acquisition, we amended our senior secured credit facility in January 2006 to provide for, among other things, a new $25,000 term loan and a reduction in the revolving credit facility commitments from $30,000 to $25,000. As amended, all outstanding indebtedness under the credit facility matures on January 10, 2011. Interest under the term loan is determined based on alternative variable rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005, January 1, 2005 and January 3, 2004

(Dollars in thousands, except per share amounts)

(18)   Subsequent Events (Continued)

Agreement to Sell the New Iberia Facility.   On February 9, 2006, we entered into an agreement to sell the New Iberia facility. The sale, which is subject to the buyer obtaining a mortgage commitment, the buyer’s due diligence and other customary closing conditions, is scheduled to close in or about June 2006.

(19)   Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales
2005	$90,111	$94,116	$92,316	$102,719	$379,262
2004	$90,677	$93,735	$91,941	$96,401	$372,754
Gross profit
2005	$26,712	$23,746	$27,544	$25,492	$103,494
2004	$28,986	$29,466	$27,017	$26,471	$111,940
Net income available to common stockholders
2005	$2,958	$336	$3,060	$1,651	$8,005
2004	$1,407	$1,968	$828	$5,048	$9,251
Basic net (loss) income available to common stockholders per common share
2005—Class A common stock	$0.16	$0.07	$0.17	$0.12	$0.53
2005—Class B common stock	$(0.05)	$(0.14)	$(0.04)	$(0.09)	$(0.33)
2004—Class A common stock	$—	$—	$—	$1.25	$1.25
2004—Class B common stock	$0.12	$0.17	$0.07	$(0.02)	$0.37
Diluted net (loss) income available to common stockholders per common share
2005—Class A common stock	$0.16	$0.07	$0.17	$0.12	$0.53
2005—Class B common stock	$(0.05)	$(0.14)	$(0.04)	$(0.09)	$(0.33)
2004—Class A common stock	$—	$—	$—	$1.19	$1.19
2004—Class B common stock	$0.09	$0.13	$0.05	$(0.02)	$0.31
Basic and diluted earnings distributed per common share
2005—Class A common stock	$0.21	$0.21	$0.21	$0.21	$0.85
2004—Class A common stock	$—	$—	$—	$0.88	$0.88

See Note 2(r), for a summary of dividends declared and paid on our Class A common stock in fiscal 2005 and 2004. No dividends on our Class B common stock were declared or paid in fiscal 2005 and 2004.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES
Schedule of Valuation and Qualifying Accounts
(Dollars in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts- describe	Deductions- describe		Balance at end of period
Year ended January 3, 2004:
Allowance for doubtful accounts	$464	$711	—	$649	(a)	$526
Inventory reserve	$475	$75	—	$—		$550
Environmental reserves	$100	$—	—	$100	(b)	$—
Year ended January 1, 2005:
Allowance for doubtful accounts	$526	$16	—	$20	(a)	$522
Inventory reserve	$550	$—	—	$150	(c)	$400
Year ended December 31, 2005:
Allowance for doubtful accounts	$522	$85	—	$51	(a)	$556
Inventory reserve	$400	$97	—	$—		$497

(a)           Represents bad-debt write-offs.

(b)          Represents payments.

(c)           Represents inventory write-offs.

Item 9.                        Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management, including our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework of Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2005. Our management’s assessment of and the effectiveness of our internal control over financial reporting as of December 31, 2005 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Our company’s management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors And Executive Officers Of The Registrant.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Proposal 1—Election of Directors,” “Our Management” and “Compliance with Section 16(a) of the Exchange Act” included in our definitive proxy statement to be filed on or before April 30, 2006, relating to the 2006 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.                 Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation” included in our definitive proxy statement to be filed on or before April 30, 2006, relating to the 2006 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.                 Security Ownership Of Certain Beneficial Owners And Management.

The information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before April 30, 2006, relating to the 2006 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.                 Certain Relationships And Related Transactions.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” included in our definitive proxy statement to be filed on or before April 30, 2006, relating to the 2006 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.                 Principal Accounting Fees And Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm” included in our definitive proxy statement to be filed on or before April 30, 2006, relating to the 2006 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this report.

(1)          Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

(2)          Financial Statement Schedule. The following financial statement schedule is included in Part II, Item 8 of this report.

Schedule II—Schedule of Valuation and Qualifying Accounts	96

(3)          Exhibits.

EXHIBIT NO.	DESCRIPTION
2.1

Asset Purchase Agreement, dated as of July 29, 2003, by and among Nestlé Prepared Foods Company (formerly known as Nestle USA—Prepared Foods Division, Inc.), Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.) and B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to B&G Food’s Report on Form 8-K filed August 22, 2003 and incorporated by reference herein)

2.2

Intellectual Property Purchase Agreement, dated as of August 21, 2003, between Societe des Produits Nestle S.A., Nestec Ltd., and O Brand Acquisition Corp. (Filed as Exhibit 2.5 to Registration Statement on Form S-1 (file no. 333-112680) filed on February 11, 2004, and incorporated by reference herein)

2.3

Agreement and Plan of Merger merging B&G Foods, Inc. with and into B&G Foods Holdings Corp., dated as of October 14, 2004. (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

2.4

Asset Purchase Agreement, dated as of December 22, 2005, between Mott’s LLP and Bloch & Guggenheimer, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on December 29, 2005, and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.). (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

3.2

Amended and Restated Bylaws of B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.). (Filed as Exhibit 3.2 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

4.1

Indenture, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey’s Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 12.0% Senior Subordinated Notes due 2016. (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

4.2	Form of 12.0% Senior Subordinated Note due 2016 (included in Exhibit 4.1).
4.3

Indenture, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey’s Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 8.0% Senior Notes due 2011. (Filed as Exhibit 4.3 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

4.4	Form of 8.0% Senior Note due 2011 (included in Exhibit 4.3).
4.5

Form of stock certificate for Class A common stock. (Filed as Exhibit 4.12 to Amendment No. 9 to Registration Statement on Form S-1 (file no. 333-112680) filed on October 7, 2004, and incorporated herein by reference)

4.6

Form of Global Enhanced Income Security certificate. (Filed as Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-112680) filed on March 31, 2004, and incorporated herein by reference)

10.1

Revolving Credit Agreement, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Fleet National Bank, a Bank of America company, as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.2

First Amendment, dated as of March 30, 2005, to Revolving Credit Agreement, among B&G Foods, Inc., as Borrower, Lehman Commercial Paper, Inc., as Administrative Agent, and the Lenders parties thereto. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on April 4, 2005, and incorporated herein by reference)

10.3

Second Amendment, dated as of September 9, 2005, to Revolving Credit Agreement, among B&G Foods, Inc., as Borrower, Lehman Commercial Paper, Inc., as Administrative Agent, and the Lenders parties thereto. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on September 12, 2005, and incorporated herein by reference)

10.4

Third Amendment, dated as of December 22, 2005, to Revolving Credit Agreement, among B&G Foods, Inc., as Borrower, Lehman Commercial Paper, Inc., as Administrative Agent, and the Lenders parties thereto. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on December 29, 2005, and incorporated herein by reference)

10.5

Guarantee and Collateral Agreement, dated as of October 14, 2004, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.6

First Amendment, dated as of January 10, 2006, to Guarantee and Collateral Agreement, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent.

10.7

Second Amended and Restated Securities Holders Agreement (including Registration Rights Agreement), dated as of October 14, 2004, among B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., Protostar Equity Partners, L.P. and the Management Stockholders party thereto. (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.8

Agreement by and between Emeril’s Food of Love Productions, L.L.C. and B&G Foods, Inc. dated June 9, 2000. (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.9

Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.10

First Amendment, dated October 13, 2004, to the Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.11

Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.12

First Amendment, dated October 13, 2004, to the Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.13

Employment Agreement by and between David H. Burke and B&G Foods, Inc. (Filed as Exhibit 10.16 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.14

First Amendment, dated October 13, 2004, to the Employment Agreement by and between David H. Burke and B&G Foods, Inc. (Filed as Exhibit 10.6 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.15

Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.17 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.16

First Amendment, dated October 13, 2004, to the Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.7 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.17

Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.18 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.18

First Amendment, dated October 13, 2004, to the Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.8 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.19

Employment Agreement, dated as of July 18, 2005, between B&G Foods, Inc. and Scott E. Lerner. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on July 19, 2005, and incorporated by reference herein)

10.20

Amended and Restated Transactions Services Agreement, dated as of September 30, 2004, between Bruckmann, Rosser, Sherrill & Co., Inc., B&G Foods Holdings Corp. and B&G Foods, Inc. (Filed as Exhibit 10.9 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 6, 2006	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL
Robert C. Cantwell
Executive Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ STEPHEN C. SHERRILL	Chairman of the Board of Directors	March 6, 2006
Stephen C. Sherrill
/s/ DAVID L. WENNER	President, Chief Executive Officer and	March 6, 2006
David L. Wenner	Director (Principal Executive Officer)
/s/ ROBERT C. CANTWELL	Executive Vice President of Finance,	March 6, 2006
Robert C. Cantwell	Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ JAMES R. CHAMBERS	Director	March 6, 2006
James R. Chambers
/s/ CYNTHIA T. JAMISON	Director	March 6, 2006
Cynthia T. Jamison
/s/ ALFRED POE	Director	March 6, 2006
Alfred Poe

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1

Asset Purchase Agreement, dated as of July 29, 2003, by and among Nestlé Prepared Foods Company (formerly known as Nestle USA—Prepared Foods Division, Inc.), Ortega Holdings Inc. (formerly known as O Brand Acquisition Corp.) and B&G Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 2.1 to B&G Food’s Report on Form 8-K filed August 22, 2003 and incorporated by reference herein)

2.2

Intellectual Property Purchase Agreement, dated as of August 21, 2003, between Societe des Produits Nestle S.A., Nestec Ltd., and O Brand Acquisition Corp. (Filed as Exhibit 2.5 to Registration Statement on Form S-1 (file no. 333-112680) filed on February 11, 2004, and incorporated by reference herein)

2.3

Agreement and Plan of Merger merging B&G Foods, Inc. with and into B&G Foods Holdings Corp., dated as of October 14, 2004. (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

2.4

Asset Purchase Agreement, dated as of December 22, 2005, between Mott’s LLP and Bloch & Guggenheimer, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on December 29, 2005, and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.). (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

3.2

Amended and Restated Bylaws of B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.). (Filed as Exhibit 3.2 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

4.1

Indenture, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey’s Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 12.0% Senior Subordinated Notes due 2016. (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

4.2	Form of 12.0% Senior Subordinated Note due 2016 (included in Exhibit 4.1).
4.3

Indenture, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey’s Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 8.0% Senior Notes due 2011. (Filed as Exhibit 4.3 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

4.4	Form of 8.0% Senior Note due 2011 (included in Exhibit 4.3).
4.5

Form of stock certificate for Class A common stock. (Filed as Exhibit 4.12 to Amendment No. 9 to Registration Statement on Form S-1 (file no. 333-112680) filed on October 7, 2004, and incorporated herein by reference)

4.6

Form of Global Enhanced Income Security certificate. (Filed as Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-112680) filed on March 31, 2004, and incorporated herein by reference)

10.1

Revolving Credit Agreement, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, The Bank of New York, as Documentation Agent, Fleet National Bank, a Bank of America company, as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.2

First Amendment, dated as of March 30, 2005, to Revolving Credit Agreement, among B&G Foods, Inc., as Borrower, Lehman Commercial Paper, Inc., as Administrative Agent, and the Lenders parties thereto. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on April 4, 2005, and incorporated herein by reference)

10.3

Second Amendment, dated as of September 9, 2005, to Revolving Credit Agreement, among B&G Foods, Inc., as Borrower, Lehman Commercial Paper, Inc., as Administrative Agent, and the Lenders parties thereto. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on September 12, 2005, and incorporated herein by reference)

10.4

Third Amendment, dated as of December 22, 2005, to Revolving Credit Agreement, among B&G Foods, Inc., as Borrower, Lehman Commercial Paper, Inc., as Administrative Agent, and the Lenders parties thereto. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on December 29, 2005, and incorporated herein by reference)

10.5

Guarantee and Collateral Agreement, dated as of October 14, 2004, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.6

First Amendment, dated as of January 10, 2006, to Guarantee and Collateral Agreement, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent.

10.7

Second Amended and Restated Securities Holders Agreement (including Registration Rights Agreement), dated as of October 14, 2004, among B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., Protostar Equity Partners, L.P. and the Management Stockholders party thereto. (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.8

Agreement by and between Emeril’s Food of Love Productions, L.L.C. and B&G Foods, Inc. dated June 9, 2000. (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.9

Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.10

First Amendment, dated October 13, 2004, to the Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.11

Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.12

First Amendment, dated October 13, 2004, to the Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.13

Employment Agreement by and between David H. Burke and B&G Foods, Inc. (Filed as Exhibit 10.16 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.14

First Amendment, dated October 13, 2004, to the Employment Agreement by and between David H. Burke and B&G Foods, Inc. (Filed as Exhibit 10.6 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.15

Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.17 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.16

First Amendment, dated October 13, 2004, to the Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.7 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.17

Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.18 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.18

First Amendment, dated October 13, 2004, to the Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.8 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.19

Employment Agreement, dated as of July 18, 2005, between B&G Foods, Inc. and Scott E. Lerner. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on July 19, 2005, and incorporated by reference herein)

10.20

Amended and Restated Transactions Services Agreement, dated as of September 30, 2004, between Bruckmann, Rosser, Sherrill & Co., Inc., B&G Foods Holdings Corp. and B&G Foods, Inc. (Filed as Exhibit 10.9 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

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