Form 10-Q
period 2006-04-01
B&G Foods, Inc.
filed 2006-04-27
CIK 1278027

As filed with the Securities and Exchange Commission on April 27, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2006

or

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

As of April 27, 2006, the registrant had 20,000,000 shares of Class A common stock, par value $0.01 per share, and 7,556,443 shares of Class B common stock, par value $0.01 per share, outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(Unaudited)

	April 1, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$22,713	$25,429
Trade accounts receivable, net	26,934	31,869
Inventories	92,431	85,530
Prepaid expenses	2,830	3,249
Assets held for sale	750	750
Deferred income taxes	3,381	3,381
Income tax receivable	725	618
Total current assets	149,764	150,826

Property, plant and equipment, net	40,051	40,190
Goodwill	214,814	189,028
Trademarks	198,564	194,264
Net deferred financing costs and other assets	19,563	19,867
Total assets	$622,756	$594,175

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$24,264	$26,337
Accrued expenses	21,800	16,413
Dividends payable	4,240	4,240
Total current liabilities	50,304	46,990

Long-term debt	430,800	405,800
Other liabilities	227	245
Deferred income taxes	59,482	57,866
Total liabilities	540,813	510,901

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,000,000 shares	200	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; issued and outstanding 7,556,443 shares	76	76
Additional paid-in capital	131,872	136,112
Accumulated other comprehensive loss	(100)	(57)
Accumulated deficit	(50,105)	(53,057)
Total stockholders’ equity	81,943	83,274
Total liabilities and stockholders’ equity	$622,756	$594,175

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005

Net sales	$92,980	$90,111
Cost of goods sold	65,114	63,283
Cost of goods sold—restructuring charge	—	116
Gross profit	27,866	26,712

Operating expenses:
Sales, marketing and distribution expenses	10,481	10,059
General and administrative expenses	1,688	1,369
Operating income	15,697	15,284

Other expenses:
Interest expense, net	10,858	10,434
Income before income tax expense	4,839	4,850
Income tax expense	1,887	1,892
Net income	$2,952	$2,958

Earnings per share calculations:
Net income available to common stockholders per share of common stock:
Basic and diluted distributed earnings:
Class A common stock	$0.21	$0.21
Earnings (loss) per share:
Basic and diluted Class A common stock	$0.16	$0.16
Basic and diluted Class B common stock	$(0.05)	$(0.05)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005

Cash flows from operating activities:
Net income	$2,952	$2,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,771	1,667
Amortization of deferred debt issuance costs	708	698
Deferred income taxes	1,616	1,799
Changes in assets and liabilities:
Trade accounts receivable	4,935	(79)
Inventories	(6,927)	2,276
Prepaid expenses	419	(477)
Income tax receivable	(107)	16
Trade accounts payable	(2,073)	(3,794)
Accrued expenses	5,372	(5,308)
Other liabilities	(18)	(18)
Net cash provided by (used in) operating activities	8,648	(262)

Cash flows from investing activities:
Capital expenditures	(1,592)	(1,499)
Payments for acquisition of businesses	(30,085)	—
Net cash used in investing activities	(31,677)	(1,499)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25,000	—
Dividends paid	(4,240)	(3,728)
Payment of debt issuance costs	(404)	—
Net cash provided by (used in) financing activities	20,356	(3,728)

Effect of exchange rate fluctuations on cash and cash equivalents	(43)	(35)
Net decrease in cash and cash equivalents	(2,716)	(5,524)

Cash and cash equivalents at beginning of period	25,429	28,525
Cash and cash equivalents at end of period	$22,713	$23,001

Supplemental disclosures of cash flow information:
Cash interest payments	$4,965	$14,809
Cash income tax payments	$379	$40
Non-cash transactions:
Dividends declared and unpaid	$4,240	$4,240

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(Unaudited)

(1)           Nature of Operations and Recent Acquisitions

B&G Foods, Inc. is a holding company, the principal assets of which are the capital stock of its subsidiaries. Unless the context requires otherwise, references in this report to “B&G Foods,” “the company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries. We operate in one industry segment and manufacture, sell and distribute a diversified portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico. Our products include pickles, peppers, jams, jellies and fruit spreads, canned meats and beans, spices, seasonings, marinades, hot sauces, wine vinegar, molasses, maple syrup, salad dressings, Mexican-style sauces, taco shells and kits, salsas and other specialty food products. We compete in the retail grocery, food service, specialty store, private label, club and mass merchandiser channels of distribution. We distribute these products to retailers in the greater New York metropolitan area through a direct-store-delivery sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

On December 1, 2005, we acquired the Ortega food service dispensing pouch and dipping cup business for approximately $2,509 in cash, including transaction costs, from Nestlé USA, Inc. On January 10, 2006, we acquired the Grandma’s molasses business for approximately $30,089 in cash, including transaction costs, from Mott’s LLP, a Cadbury Schweppes Americas Beverages company. In connection with this transaction, we entered into an amendment to our senior secured credit facility to provide for, among other things, a new $25,000 term loan and a reduction in the revolving credit facility commitments from $30,000 to $25,000. The proceeds of the term loan together with cash on hand were used to fund the Grandma’s molasses acquisition and pay related transaction costs.

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

The following tables sets forth the preliminary allocation of the purchase price for the Ortega food service dispensing pouch and dipping cup business acquisition and the Grandma’s molasses acquisition. As of April 1, 2006, we are in the process of obtaining valuations of the intangible assets acquired (including trademarks and customer-related intangibles), assessing certain assumed contracts and completing other purchase price allocation procedures; thus, the preliminary allocation of the purchase price for each acquisition may change, and such change could be significant. We anticipate completing the purchase price allocation for each acquisition in the second quarter of fiscal 2006.

Acquisition of the Ortega food service dispensing pouch and dipping cup business
Inventory	$873
Goodwill	853
Indefinite-life intangible assets—trademarks	783
Total	$2,509

Acquisition of the Grandma’s molasses business
Equipment	$25
Goodwill	25,764
Indefinite-life intangible assets—trademarks	4,300
Total	$30,089

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

(1)           Nature of Operations and Recent Acquisitions (Continued)

Unaudited Pro Forma Summary of Operations

The acquisitions of the Ortega food service dispensing pouch and dipping cup business and the Grandma’s molasses business did not meet any of the significance tests pursuant to Rule 11-01(b)(1) of Regulation S-X. As such, no pro forma information has been presented.

(2)           Summary of Significant Accounting Policies

Fiscal Year

Our financial statements are presented on a consolidated basis. We utilize a 52 to 53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ending December 30, 2006 (fiscal 2006) and the fiscal year ended December 31, 2005 (fiscal 2005) each contain 52 weeks.

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen week periods ended April 1, 2006 and April 2, 2005 have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of April 1, 2006 and the results of our operations and cash flows for the thirteen week periods ended April 1, 2006 and April 2, 2005. Our results of operations for the thirteen week period ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 7, 2006.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, and the recoverability of goodwill, trademarks, property, plant and equipment, and deferred tax assets and the accounting for our enhanced income securities (EISs), including their treatment in computing our income tax expense. Actual results could differ from those estimates and assumptions.

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

We completed our annual impairment tests for the year ended December 31, 2005 with no adjustments to the carrying values of goodwill and indefinite life intangibles.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

(2)           Summary of Significant Accounting Policies (Continued)

Deferred Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the related debt agreements and are classified as other non-current assets.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in our consolidated balance sheets and reported at the lower of the carrying value amount or fair value, less costs to sell, and are no longer depreciated.

Accounting Treatment for EISs

Each of our EISs represents one share of our Class A common stock and $7.15 principal amount of our 12% senior subordinated notes due 2016. Upon completion of our initial public offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the combined fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that require bifurcation under Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs. Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes, and the allocation of the EIS proceeds to the senior subordinated notes did not result in a premium or discount.

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

The Class A common stock portion of each EIS is included in stockholders’ equity, net of the related portion of the EIS transaction costs allocated to Class A common stock. Dividends paid on the Class A common stock are recorded as a reduction to additional paid-in capital when declared by us. The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred financing costs and is being amortized to interest expense using the effective interest method. Interest on the senior subordinated notes is charged to expense as accrued by us.

Comprehensive Income Recognition

Comprehensive income includes the effect of exchange rate fluctuations on cash and cash equivalents relating to our Canadian subsidiary. Comprehensive income was $2,909 for the thirteen weeks ended April 1, 2006. Comprehensive income was $2,923 for the thirteen weeks ended April 2, 2005.

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

A factor in the ongoing determination that no liability should be recorded in our consolidated financial statements with respect to the deductibility for income tax purposes of the interest on the senior subordinated notes is the veracity, at the time of the initial public offering, of the representations delivered by the purchasers of senior subordinated notes sold separately (not in the form of EISs). In addition, other factors indicating the existence, at the time of the initial public offering, of any plan or pre-arrangement may also be relevant to this ongoing determination. It is possible that we will at some point in the future, as a result of IRS interpretations or other changes in circumstances, conclude that we should establish a reserve for tax liabilities associated with a disallowance of all or part of the interest deductions on the senior subordinated notes, although our present view is that no such reserve is necessary or appropriate. If we decide to maintain such a reserve, our income tax provision, and related income tax payable, would be materially impacted. As a result, our ability to pay dividends on the shares of our common stock could be materially impaired and the market price and/or liquidity for the EISs or our common stock could be adversely affected.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

(2)           Summary of Significant Accounting Policies (Continued)

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005

Net income	$2,952	$2,958
Less: Class A common stock dividends declared	4,240	4,240
Undistributed (loss) earnings available to Class A and Class B common stockholders	$(1,288)	$(1,282)

Weighted average common shares outstanding:
Basic and diluted Class A common shares outstanding	20,000,000	20,000,000
Basic and diluted Class B common shares outstanding	7,556,443	7,556,443

Basic and diluted allocation of undistributed (loss) earnings:
Class A common stock	$(935)	$(930)
Class B common stock	(353)	(352)
Total	$(1,288)	$(1,282)

Basic and diluted earnings per share:
Undistributed (loss) earnings:
Class A common stock	$(0.05)	$(0.05)
Class B common stock	$(0.05)	$(0.05)
Distributed earnings:
Class A common stock	$0.21	$0.21
Earnings (loss) per share:
Class A common stock	$0.16	$0.16
Class B common stock	$(0.05)	$(0.05)

No dividends were declared on our Class B common stock during the thirteen weeks ended April 1, 2006 or April 2, 2005; therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

We have outstanding $240,000 principal amount of 8.0% senior notes due 2011. The fair value of the senior notes at April 1, 2006, based on quoted market prices, was $247,800.

We also have outstanding $165,800 principal amount of 12.0% senior subordinated notes due 2016. Of such outstanding principal amount, $143,000 principal amount is represented by 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of April 1, 2006, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange on March 31, 2006, was $14.42 per EIS. It is not practicable to estimate the fair value of the $143,000 principal amount of senior subordinated notes represented by the EISs. Of the $165,800 aggregate principal amount of senior subordinated notes outstanding, $22,800 principal amount is not represented by

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

(2)           Summary of Significant Accounting Policies (Continued)

EISs and trades separately. The fair value of the separate senior subordinated notes at April 1, 2006, based on quoted market prices, was $25,510.

The carrying value of our other borrowings approximates their fair value based on the information currently available to us with respect to similar instruments.

Adoption of New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was adopted by us beginning on January 1, 2006. The adoption of SFAS No. 151 has not had an impact on our consolidated results of operations and financial position.

(3)           Inventories

Inventories consist of the following, as of the dates indicated:

	April 1, 2006	December 31, 2005
Raw materials and packaging	$16,568	$14,544
Work in process	1,743	2,342
Finished goods	74,120	68,644

Total	$92,431	$85,530

(4)           Asset Held for Sale

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. During the thirteen weeks ended July 2, 2005 we recorded a non-cash impairment charge of $1,961 to write down the land and building to its estimated fair value. During the thirteen weeks ended December 31, 2005, we began negotiations for the sale of the land and building and classified the land and building, with a carrying value of $750, as assets held for sale and ceased depreciation. On February 9, 2006, we entered into an agreement to sell the New Iberia facility. The sale, which is subject to the buyer obtaining a mortgage commitment, the buyer’s due diligence and other customary closing conditions, is scheduled to close in or about June 2006.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

(5)           Long-term Debt

Long-term debt consists of the following, as of the date indicated:

	April 1, 2006	December 31, 2005
Revolving credit facility	$—	$—
Term loan	25,000	—
Total senior secured credit facility	25,000	—

12.0% Senior Subordinated Notes due 2016	165,800	165,800
8.0% Senior Notes due 2011	240,000	240,000
Total long-term debt	$430,800	$405,800

As of April 1, 2006, the aggregate maturities of long-term debt are as follows:

Years ending December:
2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	430,800
Total	$430,800

Senior Secured Credit Facility. Concurrent with our initial public offering and concurrent offerings, we entered into a $30,000 senior secured revolving credit facility on October 14, 2004. In order to finance our acquisition of the Grandma’s molasses brand, we amended the credit facility in January 2006 to provide for, among other things, a new $25,000 term loan and a reduction in the revolving credit facility commitments from $30,000 to $25,000. As amended, all outstanding indebtedness under the credit facility matures on January 10, 2011. Interest under the revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. Interest under the term loan is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%. As of April 1, 2006, the interest rate for the term loan was 7.49% (based upon a six-month LIBOR contract expiring on July 17, 2006). The credit facility is secured by substantially all of our assets except our real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn through April 1, 2006. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $672, was $24,328 at April 1, 2006. The maximum letter of credit capacity under the revolving credit facility is $10,000, with a fee of 3.0% for all outstanding letters of credit.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

(5)           Long-term Debt (Continued)

12.0% Senior Subordinated Notes due 2016. In connection with our initial public offering, we issued on October 14, 2004, $124,348 aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22,800 aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs). In connection with the exercise of the underwriters’ over-allotment option, on October 22, 2004 we issued an additional $18,652 aggregate principal amount of 12.0% senior subordinated notes in the form of EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes. As of April 1, 2006, $165,800 aggregate principal amount of senior subordinated notes was outstanding.

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

The indenture governing the senior subordinated notes contains covenants with respect to us and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

(5)           Long-term Debt (Continued)

or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.

8.0% Senior Notes due 2011. Concurrent with our initial public offering and offering of separate senior subordinated notes, we issued $240,000 aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year. Our obligations under the senior notes are fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt, including the senior subordinated notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

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

Deferred Financing Costs. In connection with the issuance of the 12.0% senior subordinated notes due 2016 and the 8.0% senior notes due 2011, we capitalized approximately $23,123 of financing costs, which will be amortized over their respective terms. In connection with the issuance of our term loan in January 2006, we capitalized approximately $404 of additional financing costs, which will be amortized over the term of the loan. As of April 1, 2006, we had net deferred financing costs of $19,421.

At April 1, 2006 and December 31, 2005 accrued interest of $13,302 and $8,117, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

(6)           Pension Benefits

Net periodic costs for the thirteen-week periods ended April 1, 2006 and April 2, 2005 include the following components:

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Service cost—benefits earned during the period	$426	$377
Interest cost on projected benefit obligation	313	277
Expected return on plan assets	(297)	(262)
Amortization of unrecognized prior service cost	1	1
Net amortization and deferral	64	48
Net pension cost	$507	$441

We previously disclosed in our consolidated financial statements for the fiscal year ended December 31, 2005 that we expected to contribute $1,514 to our pension plans in fiscal 2006. As of April 1, 2006, we have not made any contributions to our pension plan during fiscal 2006.

In fiscal 2005 an additional minimum pension liability adjustment was required for our pension plan, due to a decline in the discount rate used to estimate our pension liability. As a result, our accumulated benefit obligation exceeded the fair value of the plan assets. The effect of this adjustment was to increase pension liabilities by $78, increase intangible assets by $45 and increase our other comprehensive loss by $33.

(7)           Related-Party Transactions

We are party to a transaction services agreement pursuant to which BRS & Co., the manager of Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions by our company, which fee will not exceed 1.0% of the total transaction value. BRS was our majority owner prior to our initial public offering in October 2004. In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings, the Ortega food service dispensing pouch and dipping cup acquisition or the Grandma’s molasses acquisition.

We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009. Total rent expense associated with this lease was $192 for the thirteen weeks ended April 1, 2006 and April 2, 2005.

On January 10, 2006, through a wholly-owned subsidiary, we acquired the Grandma’s Molasses business from Mott’s LLP, a Cadbury Schweppes Americas Beverages company, for $30,000 in cash and assumption of certain liabilities. James R. Chambers, a member of our board of directors has been the President, Cadbury Schweppes Americas Confectionary since July 2005. Mr. Chambers did not participate in the negotiation of the transaction nor did he participate in the board’s deliberations or decisions regarding the transaction. Mr. Chambers did not personally have any direct or indirect pecuniary or other interest in the transaction as a result of his position at Cadbury.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

(Unaudited)

(8)           Commitments and Contingencies

We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the thirteen-week periods ended April 1, 2006 and April 2, 2005 in order to comply with environmental laws or regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

We have employment agreements with our executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances. As of April 1, 2006, if all of our executives were to be terminated by us without cause (as defined) or as a result of the employees’ disability, our severance liability would be approximately $2,036.

(9)           Restructuring Charge

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In the fiscal year ended December 31, 2005, we recorded a charge of $3,839. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $769 and a non-cash charge for the impairment of property, plant, equipment and inventory of $3,070. In the thirteen weeks ended April 2, 2005, we recorded a charge for employee other compensations in connection with the plant closing of $116.

(10)         Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial conditions. As of April 1, 2006, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 42.7% and 42.0% of consolidated net sales for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. Other than Wal-Mart, which accounted for 10.0% of our consolidated net sales for the thirteen weeks ended April 1, 2006, no single customer accounted for 10.0% or more of our consolidated net sales for the thirteen weeks ended April 1, 2006 or April 2, 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended April 1, 2006 included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2005 (fiscal 2005) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 7, 2006.

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

Since 1996, we have successfully acquired and integrated 16 separate brands into our operations. In January 2006, we acquired a seventeenth brand, the Grandma’s molasses brand, which we expect to integrate into our business during the first half of fiscal 2006. We believe that successful future acquisitions, if any, will enhance our portfolio of existing businesses, further leveraging our existing infrastructure.

We completed the acquisition of The Ortega Brand of Business from Nestlé Prepared Foods Company on August 21, 2003, which we refer to in this report as “Ortega” or the “initial Ortega acquisition.”  We subsequently completed the acquisition of the Ortega food service dispensable pouch and dipping cup cheese sauce businesses from Nestlé USA, Inc. on December 1, 2005, which we refer to in this report as the “Ortega food service dispensing pouch and dipping cup acquisition.”  We completed the acquisition of the Grandma’s molasses business from Motts LLP, a Cadbury Schweppes Americas Beverages Company, on January 10, 2006. Both Ortega acquisitions and the Grandma’s molasses acquisition have been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. The Ortega acquisitions and the Grandma’s molasses acquisition and the application of the purchase method of accounting affect comparability between periods presented in this report.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices. We purchase raw materials, including agricultural products, meat, poultry, other raw materials and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. In the thirteen weeks ended April 1, 2006, our commodity prices for maple syrup and meat were higher than those incurred during the thirteen weeks ended April 2, 2005. In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen in recent years, and we believe that they may continue to rise in the foreseeable future. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. We cannot assure you that any price increases by us will offset the increased cost of raw material commodities.

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

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated cost to sell. Calculating fair value of assets requires significant estimates and assumptions by management.

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

We completed our annual impairment tests for the year ended December 31, 2005 with no adjustments to the carrying values of goodwill and indefinite life intangibles. We did not note any events or circumstances during the thirteen week period ended April 1, 2006 that would indicate that goodwill or indefinite life intangibles might be impaired.

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

A factor in the ongoing determination that no liability should be recorded in our consolidated financial statements with respect to the deductibility for income tax purposes of the interest on the senior subordinated notes is the veracity, at the time of the initial public offering, of the representations delivered by the purchasers of senior subordinated notes sold separately (not in the form of EISs). In addition, other factors indicating the existence, at the time of the initial public offering, of any plan or pre-arrangement may also be relevant to this ongoing determination. It is possible that we will at some point in the future, as a result of IRS interpretations or other changes in circumstances, conclude that we should establish a reserve for tax liabilities associated with a disallowance of all or part of the interest deductions on the senior subordinated notes, although our present view is that no such reserve is necessary or appropriate. If we decide to maintain such a reserve, our income tax provision, and related income tax payable, would be materially impacted. As a result, our ability to pay dividends on the shares of our common stock could be materially impaired and the market price and/or liquidity for the EISs or our common stock could be adversely affected.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the thirteen week periods ended April 1, 2006 and April 2, 2005 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Statement of Operations:
Net sales	100.0%	100.0%
Cost of goods sold	70.0%	70.2%
Cost of goods sold—restructuring charge	0.0%	0.1%
Gross profit	30.0%	29.6%

Sales, marketing and distribution expenses	11.3%	11.2%
General and administrative expenses	1.8%	1.5%
Operating income	16.9%	17.0%

Interest expense, net	11.7%	11.6%
Income before income tax expense	5.2%	5.4%

Income tax expense	2.0%	2.1%
Net income	3.2%	3.3%

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

Thirteen-week period ended April 1, 2006 compared to thirteen-week period ended April 2, 2005.

Net Sales. Net sales increased $2.9 million or 3.2% to $93.0 million for the thirteen-week period ended April 1, 2006 from $90.1 million for the thirteen-week period ended April 2, 2005. The Ortega food service dispensing pouch and dipping cup acquisition accounted for $2.9 million and the Grandma’s molasses acquisition accounted for $0.9 million of the sales increase. The remaining $0.9 million reduction in net sales was related to a decrease in unit volume offset by price increases. Net sales of our lines of Ortega (exclusive of food service dispensing pouch and dipping cup net sales), B&G pickles and peppers, Sason and Regina products increased in the amounts of $1.8 million, $0.8 million, $0.3 million and $0.3 million or 9.4%, 8.9%, 59.9% and 9.8%, respectively. These increases were offset by a reduction of net sales in Maple Grove Farms, Las Palmas, Joan of Arc and B&M products of $1.6 million, $1.2 million, $0.7 million and $0.7 million or 11.9%, 18.5%, 27.0% and 14.6%, respectively. All other brands increased, in the aggregate, by $0.1 million or 0.3%.

Gross Profit. Gross profit increased $1.2 million or 4.3% to $27.9 million for the thirteen-week period ended April 1, 2006 from $26.7 million for the thirteen-week period ended April 2, 2005. On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. We recorded as cost of goods sold a restructuring charge associated with the plant closing, which included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million. In the thirteen-weeks ended April 2, 2005, we expensed $0.1 million of this $3.8 million charge. The balance of the $3.8 million charge was expensed during the remainder of fiscal 2005. No restructuring charges were recorded or expensed during the thirteen weeks ended April 1, 2006.

Pro forma gross profit, which excludes the restructuring charge described above, increased $1.1 million or 3.9% to $27.9 million for the thirteen-week period ended April 1, 2006 from $26.8 million for the thirteen-week period ended April 2, 2005. Pro forma gross profit expressed as a percentage of net sales increased 0.2% to 30.0% in the thirteen-week period ended April 1, 2006 from 29.8% in the thirteen-week period ended April 2, 2005. The increase in pro forma gross profit was primarily due to price increases, which were partially offset by higher costs for packaging materials, transportation costs and maple syrup.

Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $0.4 million or 4.2% to $10.5 million for the thirteen-week period ended April 1, 2006 from $10.1 million for the thirteen-week period ended April 2, 2005. These expenses as a percentage of net sales increased to 11.3% for the thirteen-week period ended April 1, 2006 from 11.2% for the thirteen-week period ended April 2, 2005. This increase is primarily due to an increase in brokerage and salesmen commissions of $0.4 million.

General and Administrative Expenses. General and administrative expenses increased $0.3 million or 23.3% to $1.7 million for the thirteen-week period ended April 1, 2006 from $1.4 million in the thirteen-week period ended April 2, 2005. The increase was primarily due to an increase in employee compensation.

Operating Income. As a result of the foregoing, operating income increased $0.4 million or 2.7% to $15.7 million for the thirteen-week period ended April 1, 2006 from $15.3 million for the thirteen-week period ended April 2, 2005. Operating income expressed as a percentage of net sales decreased to 16.9% in the thirteen-week period ended April 1, 2006 from 17.0% in the thirteen-week period ended April 2, 2005.

Interest Expense. Net interest expense increased $0.4 million or 5.0% to $10.8 million for the thirteen-week period ended April 1, 2006 from $10.4 million in the thirteen-week period ended April 2, 2005. The average debt outstanding increased approximately $25.0 million in the thirteen-week period ended April 1,

2006 as compared to the thirteen-week period ended April 2, 2005. See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense. Income tax expense remained constant at $1.9 million for the thirteen-week periods ended April 1, 2006 and April 2, 2005. Our effective tax rate was 39.0% for the thirteen-week periods ended April 1, 2006 and April 2, 2005.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures and working capital needs. See also, “Dividend Policy” and “Commitments and Contractual Obligations” below. We fund our liquidity needs primarily through cash generated from operations and to the extent necessary, through borrowings under our revolving credit facility.

Cash Flows. Cash provided by operating activities increased $8.9 million to $8.6 million for the thirteen-week period ended April 1, 2006 from cash used in operating activities of $0.3 million in the thirteen-week period ended April 2, 2005. The increase was due to changes relating to a reduction in accounts receivable and an increase in accrued expenses and accounts payable, offset by increases in inventory. Working capital at April 1, 2006 was $99.5 million, a decrease of $4.3 million over working capital at December 31, 2005 of $103.8 million.

Net cash used in investing activities for the thirteen-week period ended April 1, 2006 was $31.7 million as compared to $1.5 million for the thirteen week period ended April 2, 2005. Capital expenditures during the thirteen-week period ended April 1, 2006 were $1.6 million and included purchases of manufacturing and computer equipment. This compares to $1.5 million in similar capital expenditures for the thirteen-week period ended April 2, 2005. Investment expenditures for the thirteen week period ended April 1, 2006 included $30.1 million for the Grandma’s molasses acquisition.

Net cash provided by financing activities for the thirteen-week period ended April 1, 2006 was $20.4 million as compared to net cash used in financing activities of $3.7 million for the thirteen-week period ended April 2, 2005. Net cash provided by financing activities for the thirteen-week period ended April 1, 2006 consists of $25.0 million in a new term loan, offset by $4.2 million in dividends paid on our Class A common stock, and $0.4 million in debt issuance costs. The net cash used in financing activities for the thirteen-week period ended April 2, 2005 consists of $3.7 million in dividends paid on our Class A common stock.

Based on a number of factors, including our trademark and goodwill amortization for tax purposes from our prior acquisitions, and the income tax effects of our initial public offering, the concurrent offerings and related transactions, including our call premium on our outstanding senior subordinated notes, other write-offs of existing deferred financing costs and the compensation expense associated with our repurchase of certain management stock options, we realized a significant reduction in cash taxes in 2005 as compared to our tax expense for financial statement purposes, and further, we will realize a benefit to our cash taxes payable from amortization of our trademarks and goodwill for the taxable years 2006 through 2020.

Non-GAAP Financial Measures

Certain disclosures in this report include “non-GAAP (Generally Accepted Accounting Principles) financial measures.”  A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows. We present EBITDA (net income before net interest expense, income taxes, depreciation and amortization) and adjusted EBITDA (EBITDA as adjusted for restructuring charges incurred in fiscal 2005) because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in the indenture governing our senior notes, our credit facility and the indenture governing our senior subordinated notes contain ratios based on these measures.

A reconciliation of EBITDA and adjusted EBITDA with the most directly comparable GAAP measure is included below for the thirteen weeks ended April 1, 2006 and April 2, 2005 along with the components of EBITDA and adjusted EBITDA.

Reconciliation of EBITDA and Adjusted EBITDA to Net Cash Provided by (Used in) Operating Activities (dollars in thousands).

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Net income	$2,952	$2,958
Income tax expense	1,887	1,892
Interest expense, net	10,858	10,434
Depreciation	1,771	1,667
EBITDA (1)	17,468	16,951
Adjustments to EBITDA – restructuring (1)(2)	—	116
Adjusted EBITDA (1)	17,468	17,067
Income tax expense	(1,887)	(1,892)
Interest expense, net	(10,858)	(10,434)
Deferred income taxes	1,616	1,799
Restructuring charge—cash portion	—	(116)
Amortization of deferred financing costs	708	698
Changes in assets and liabilities, net of effects of business combination	1,601	(7,384)
Net cash provided by (used in) operating activities	$8,648	$(262)

(1)   We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA as adjusted for restructuring charges incurred in fiscal 2005. We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net cash provided by (used in) operating activities. We present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in our credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. EBITDA and adjusted EBITDA are not substitutes for operating income or net income, as determined in accordance with generally accepted accounting principles. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions, if any, and pay its income taxes and dividends, if any, and in the case of adjusted EBITDA, the cost to restructure our operations. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA also are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes and in the case of adjusted EBITDA, the cost of restructuring charges. EBITDA and adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities.

(2)   On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In fiscal 2005, we recorded a charge of $3.8 million, of which $0.1 million was recorded during the thirteen weeks ended April 2, 2005. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million.

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

For the thirteen weeks ended April 1, 2006, we had cash flows provided by operating activities of $8.6 million. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

The table below illustrates for the fiscal year ended December 31, 2005 and the latest twelve months ended April 1, 2006, respectively, the amount of cash that we had available for distribution to our stockholders.

	Fiscal Year Ended	Less: Thirteen Weeks Ended	Plus: Thirteen Weeks Ended	Latest Twelve Months Ended
Cash Available to Pay Dividends	December 31, 2005	April 2, 2005	April 1, 2006	April 1, 2006 (a)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$22,523	$(262)	$8,648	$31,433
Interest expense, net	41,767	10,434	10,858	42,191
Income taxes	5,235	1,892	1,887	5,230
Amortization of deferred debt issuance costs	(2,791)	(698)	(708)	(2,801)
Deferred income taxes	(4,795)	(1,799)	(1,616)	(4,612)
Restructuring charge—property, plant, equipment and inventory impairment(b)	(3,070)	—	—	(3,070)
Changes in assets and liabilities	3,050	7,384	(1,601)	(5,935)
EBITDA	61,919	16,951	17,468	62,436
Restructuring charge (b)	3,839	116	—	3,723
Adjusted EBITDA	65,758	17,067	17,468	66,159
Reduction for cash income tax expense (c)	—	—	—	—
Cash interest expense (d)	(38,976)	(9,736)	(10,150)	(39,390)
Capital expenditures	(6,659)	(1,499)	(1,592)	(6,752)
Restructuring charge—cash portion (b)	(769)	(116)	—	(653)
Cash available to pay dividends on Class A common stock	19,354	5,716	5,726	19,364

Less:
Dividends paid on Class A common stock	16,448	3,728	4,240	16,960
Dividend restricted cash (e)	6,000			6,000
Cash available to pay dividends on Class B common stock	$(3,094)			$(3,596)

(a)   Our unaudited consolidated statements of operations and cash flow data for the latest twelve months ended April 1, 2006 was derived from our audited consolidated statements of operations and cash flow data for the fiscal year ended December 31, 2005 and (i) subtracting from it our unaudited consolidated statements of operations and cash flow data for the thirteen weeks ended April 2, 2005 and (ii) adding to it our unaudited consolidated statements of operations and cash flow data for the thirteen weeks ended April 1, 2006.

(b)   On July 1, 2005, we closed our New Iberia, Louisiana manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In fiscal 2005, we recorded a charge of $3.8 million, of which $0.1 million was recorded during the thirteen weeks ended April 2, 2005. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million.

(c)   In fiscal 2005 we had a net cash tax refund of $5.9 million. For the latest twelve months ended April 1, 2006 we had a net cash tax refund of $5.6 million.

(d)   Cash interest expense is interest expense less deferred debt issuance costs.

(e)   Under our organizational documents, our EBITDA otherwise available for the payment of annual dividends, if any, on our Class B common stock for any year is reduced by $6.0 million.

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

Acquisitions.

Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. We have historically financed acquisitions with borrowings and cash flows from operating activities. Our interest expense has increased significantly as a result of additional indebtedness we have incurred as a result of our acquisition of Ortega in August 2003 and the Grandma’s molasses business in January 2006, and will increase with any additional indebtedness we may incur to finance potential future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Environmental and Health and Safety Costs.

We have not made any material expenditures during the thirteen-week period ended April 1, 2006 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt.

Senior Secured Credit Facility. Concurrent with our initial public offering and concurrent offerings, we entered into a $30.0 million senior secured revolving credit facility on October 14, 2004. In order to finance our acquisition of the Grandma’s molasses brand, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million. As amended, all outstanding indebtedness under the credit facility matures on January 10, 2011. Interest under the revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. Interest under the term loan is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%. As of April 1, 2006, the interest rate for the term loan was 7.49% (based upon a six-month LIBOR contract expiring on July 17, 2006). The credit facility is secured by substantially all of our assets except our real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn through April 1, 2006. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.7 million, was $24.3 million at April 1, 2006. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fee of 3% for all outstanding letters of credit.

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

8.0% Senior Notes due 2011. Concurrently with our initial public offering and offering of separate senior subordinated notes, we issued $240.0 million aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year. Our obligations under the senior notes are fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt, including the senior subordinated notes. Our present foreign subsidiary, Les Produits Alimentaires Jacques et Fils Inc., is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

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

Future Capital Needs

We are highly leveraged. On April 1, 2006, our total long-term debt and stockholders’ equity was $430.8 million and $81.9 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our Class A common stock. We expect to make capital expenditures of approximately $7.0 million for fiscal 2006.

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

Inflation

During fiscal 2005 and the thirteen weeks ended April 1, 2006, we were faced with increasing prices in certain commodities, particularly in packaging materials, pork and chicken and we expect this trend may continue. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. Our cost increases in fiscal 2005 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs. During 2005, our transportation costs also increased as a result of a shortage in truck carrier availability following Hurricanes Katrina and Rita. We believe that through price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases. There can be no assurance, however, that any future price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was adopted by us beginning on January 1, 2006. The adoption of SFAS No. 151 has not had an impact on our consolidated results of operations and financial position.

Off-balance Sheet Arrangements

As of April 1, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of December 31, 2005.

	Payments Due by Period
Contractual Obligations:	Total	2006	2007	2008	2009	2010 and Thereafter
	(Dollars in thousands)
Long-term debt (1)	$731,733	$39,096	$39,096	$39,096	$39,096	$575,349
Operating leases	11,921	4,044	3,192	3,119	1,470	96
Other long-term obligations (2)	1,514	1,514	—	—	—	—
Total	$745,168	$44,654	$42,288	$42,215	$40,566	$575,445

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

During the thirteen-week period ended April 1, 2006, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the table above, except that in January 2006, we issued additional long-term debt of $25.0 million in the form of a new term loan under our amended senior secured credit facility, which is not reflected in the table. See “Debt—Senior Secured Credit Facility” above.

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

•      other factors discussed elsewhere in this report and in our public filings with the SEC, including under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for fiscal 2005.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates. As of April 1, 2006, our revolving credit facility was undrawn. As a result, our only variable rate borrowing as of April 1, 2006, are under our term loan. Interest under the term loan is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%. Interest under our revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin. As of April 1, 2006, the interest rate for the term loan was 7.49% (based upon a six-month LIBOR contract expiring on July 17, 2006). A 100 basis point increase in interest rates, applied to our variable rate borrowings at April 1, 2006, would result in an annual increase in interest expense and a corresponding reduction in cash flow of $0.3 million.

We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year. The fair value of the senior notes at April 1, 2006, based on quoted market prices, was $247.8 million.

We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due October 30, 2016, with interest payable quarterly on January 30, April 30, July 30 and October 30 of each year. Of such outstanding principal amount, $143.0 million principal amount is represented by 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of April 1, 2006, the fair value of the EISs, based on the per EIS closing price on the AMEX on March 31, 2006, was $14.42 per EIS. It is not practicable to estimate the fair value of the $143.0 million principal amount of senior subordinated notes represented by the EISs. Of the $165.8 aggregate principal amount of senior subordinated notes outstanding, $22.8 million principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at April 1, 2006, based on quoted market prices, was $25.5 million.

The information under the heading “Inflation” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our company’s management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006.

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

Dated: April 27, 2006	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.