Form 10-Q
period 2006-07-01
B&G Foods, Inc.
filed 2006-08-03
CIK 1278027

As filed with the Securities and Exchange Commission on August 3, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2006

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
Yes ☐  No ☒

As of August 3, 2006, the registrant had 20,000,000 shares of Class A common stock, par value $0.01 per share, and 7,556,443 shares of Class B common stock, par value $0.01 per share, outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	July1, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$21,541	$25,429
Trade accounts receivable, net	29,075	31,869
Inventories	90,693	85,530
Prepaid expenses	3,158	3,249
Assets held for sale	750	750
Deferred income taxes	3,381	3,381
Income tax receivable	—	618
Total current assets	148,598	150,826

Property, plant and equipment, net of accumulated depreciation of $44,041 and $40,457	40,719	40,190
Goodwill	198,072	189,028
Trademarks	200,220	194,264
Customer relationship intangibles, net	14,746	—
Net deferred financing costs and other assets	18,863	19,867
Total assets	$621,218	$594,175

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$27,747	$26,337
Accrued expenses	17,444	16,413
Dividends payable	4,240	4,240
Total current liabilities	49,431	46,990

Long-term debt	430,800	405,800
Other liabilities	209	245
Deferred income taxes	60,660	57,866
Total liabilities	541,100	510,901

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,000,000 shares	200	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; issued and outstanding 7,556,443 shares	76	76
Additional paid-in capital	127,632	136,112
Accumulated other comprehensive income (loss)	6	(57)
Accumulated deficit	(47,796)	(53,057)
Total stockholders’ equity	80,118	83,274
Total liabilities and stockholders’ equity	$621,218	$594,175

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net sales	$105,265	$94,116	$198,245	$184,227
Cost of goods sold	76,862	67,242	141,976	130,525
Cost of goods sold—restructuring charge	—	3,128	—	3,244
Gross profit	28,403	23,746	56,269	50,458

Operating expenses:
Sales, marketing and distribution expenses	11,588	10,801	22,069	20,860
General and administrative expenses	1,775	1,958	3,463	3,327
Amortization expense—customer relationships	354	—	354	—
Operating income	14,686	10,987	30,383	26,271

Other expenses:
Interest expense, net	10,929	10,428	21,787	20,862
Income before income tax expense	3,757	559	8,596	5,409
Income tax expense	1,448	223	3,335	2,115
Net income	$2,309	$336	5,261	$3,294

Earnings per share calculations:
Net income available to common stockholders per share of common stock:
Basic and diluted distributed earnings:
Class A common stock	$0.21	$0.21	$0.42	$0.42
Earnings (loss) per share:
Basic and diluted Class A common stock	$0.14	$0.07	$0.30	$0.23
Basic and diluted Class B common stock	$(0.07)	$(0.14)	$(0.12)	$(0.19)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	July 1, 2006	July 2, 2005

Cash flows from operating activities:
Net income	$5,261	$3,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,904	3,360
Amortization of deferred debt issuance costs	1,412	1,396
Deferred income taxes	2,794	2,284
Restructuring charge—property, plant, equipment and inventory impairment	—	2,813
Changes in assets and liabilities, excluding effects of business combinations:
Trade accounts receivable	2,794	2,749
Inventories	(5,190)	(9,628)
Prepaid expenses	91	(873)
Income tax receivable	618	(305)
Other assets	(4)	—
Trade accounts payable	1,410	(520)
Accrued expenses	990	722
Other liabilities	(36)	(36)
Net cash provided by operating activities	14,044	5,256

Cash flows from investing activities:
Capital expenditures	(4,013)	(3,371)
Payments for acquisition of businesses	(30,098)	—
Net cash used in investing activities	(34,111)	(3,371)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25,000	—
Dividends paid	(8,480)	(7,968)
Payment of debt issuance costs	(404)	—
Net cash provided by (used in) financing activities	16,116	(7,968)

Effect of exchange rate fluctuations on cash and cash equivalents	63	(45)
Net decrease in cash and cash equivalents	(3,888)	(6,128)

Cash and cash equivalents at beginning of period	25,429	28,525
Cash and cash equivalents at end of period	$21,541	$22,397

Supplemental disclosures of cash flow information:
Cash interest payments	$19,985	$19,714
Cash income tax payments	$438	$99
Cash income tax refunds	$(800)	$—
Non-cash transactions:
Dividends declared and unpaid	$4,240	$4,240

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

On December 1, 2005, we acquired the Ortega food service dispensing pouch and dipping cup business for approximately $2,513 in cash, including transaction costs, from Nestlé USA, Inc.  On January 10, 2006, we acquired the Grandma’s molasses business for approximately $30,098 in cash, including transaction costs, from Mott’s LLP, a Cadbury Schweppes Americas Beverages company.  In connection with this transaction, we entered into an amendment to our senior secured credit facility to provide for, among other things, a new $25,000 term loan and a reduction in the revolving credit facility commitments from $30,000 to $25,000.  The proceeds of the term loan together with cash on hand were used to fund the Grandma’s molasses acquisition and pay related transaction costs.

The acquisitions described above were accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations are included in our consolidated financial statements from the respective dates of the acquisitions.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill.  Trademarks are deemed to have an indefinite useful life and are not amortized.  Customer relationship intangibles are amortized over 20 years.  Goodwill, customer relationship intangibles and trademarks are deductible for income tax purposes.

During the second quarter of fiscal 2006, we obtained third-party valuations of certain acquired assets, including intangible assets, and finalized our internal assessments of the purchase price allocations for both the Ortega food service dispensing pouch and dipping cup business acquisition and the Grandma’s molasses acquisition.  The following tables set forth the respective purchase price allocations:

Acquisition of the Ortega food service dispensing pouch and dipping cup business
Inventory	$873
Indefinite-life intangible assets—trademarks (after allocation of approximately $1,100 of negative goodwill)	1,640
Total	$2,513

Acquisition of the Grandma’s molasses business
Equipment	$25
Goodwill	9,873
Indefinite-life intangible assets—trademarks	5,100
Amortizable intangible assets—customer relationships	15,100
Total	$30,098

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

(2)           Summary of Significant Accounting Policies

Fiscal Year

Our financial statements are presented on a consolidated basis.  Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31st in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  The fiscal years ending December 30, 2006 (fiscal 2006) and December 31, 2005 (fiscal 2005) each contain 52 weeks.  Each quarter of fiscal 2006 and fiscal 2005 contains 13 weeks.

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen and twenty-six week periods ended July 1, 2006 and July 2, 2005 have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of July 1, 2006, the results of our operations for the thirteen and twenty-six week periods ended July 1, 2006 and July 2, 2005 and cash flows for the twenty-six week periods ended July 1, 2006 and July 2, 2005.  Our results of operations for the thirteen and twenty-six week periods ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 7, 2006.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment and deferred tax assets; and the

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

accounting for our enhanced income securities (EISs), including their treatment in computing our income tax expense.  Actual results could differ from those estimates and assumptions.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  We currently recognize the impact of a tax position if it is probable of being sustained.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  At this time, we have not completed our review and assessment of the impact of the adoption of FIN 48.

(3)           Inventories

Inventories consist of the following, as of the dates indicated:

	July 1, 2006	December 31, 2005
Raw materials and packaging	$26,601	$14,544
Work in process	1,275	2,342
Finished goods	62,817	68,644

Total	$90,693	$85,530

(4)           Asset Held for Sale

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  During the thirteen weeks ended December 31, 2005, we began negotiations for the sale of the land and building and classified the land and building, with a carrying value of $750, as assets held for sale at such time and ceased depreciation.  On February 9, 2006, we entered into an agreement to sell the New Iberia facility.  See note 15.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

(5)           Goodwill and Customer Relationship Intangibles

The following table reconciles the changes in the carrying amount of goodwill for the period from December 31, 2005 to July 1, 2006:

Balance at December 31, 2005	$189,028
Grandma’s acquisition	9,873
Purchase price allocation adjustment—Ortega food service dispensing pouch and dipping cup business	(829)
Balance at July 1, 2006	$198,072

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

	July 1, 2006	December 31, 2005
Customer relationship intangibles, gross	$15,100	$—
Less: accumulated amortization	(354)	—
Total	$14,746	$—

Amortization expense associated with customer relationship intangibles totaled $354 for the thirteen and twenty-six weeks ended July 1, 2006 and is recorded in operating expenses.

(6)           Long-term Debt

Long-term debt consists of the following, as of the date indicated:

	July 1, 2006	December 31, 2005
Revolving credit facility	$—	$—
Term loan	25,000	—
Total senior secured credit facility	25,000	—

12.0% Senior Subordinated Notes due 2016	165,800	165,800
8.0% Senior Notes due 2011	240,000	240,000
Total long-term debt	$430,800	$405,800

As of July 1, 2006, the aggregate maturities of long-term debt are as follows:

Years ending December:
2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	430,800
Total	$430,800

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

(6)                                 Long-term Debt (Continued)

Senior Secured Credit Facility.  Concurrent with our initial public offering and concurrent offerings, we entered into a $30,000 senior secured revolving credit facility on October 14, 2004.  In order to finance our acquisition of the Grandma’s molasses brand, we amended the credit facility in January 2006 to provide for, among other things, a new $25,000 term loan and a reduction in the revolving credit facility commitments from $30,000 to $25,000.  As amended, all outstanding indebtedness under the credit facility matures on January 10, 2011.  Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.  We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  Interest under the term loan is variable and is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%.  As of July 1, 2006, the interest rate for the term loan was 7.49% (based upon a six-month LIBOR contract which expired on July 17, 2006).  The credit facility is secured by substantially all of our assets except our real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn through July 1, 2006.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2,921, was $22,079 at July 1, 2006.  The maximum letter of credit capacity under the revolving credit facility is $10,000, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

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

Deferred Financing Costs.  In connection with the issuance of the 12.0% senior subordinated notes due 2016 and the 8.0% senior notes due 2011, we capitalized approximately $23,123 of financing costs, which will be amortized over their respective terms.  In connection with the issuance of our term loan in January 2006, we capitalized approximately $404 of additional financing costs, which will be amortized over the term of the loan.  As of July 1, 2006, we had net deferred financing costs of $18,716.

At July 1, 2006 and December 31, 2005 accrued interest of $8,507 and $8,117, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

(7)           Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

We have outstanding $240,000 principal amount of 8.0% senior notes due 2011.  The fair value of the senior notes at July 1, 2006 and December 31, 2005, based on quoted market prices, was $242,400 and $246,000, respectively.

We also have outstanding $165,800 principal amount of 12.0% senior subordinated notes due 2016.  Of such outstanding principal amount, $143,000 principal amount is represented by 20.0 million EISs.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.  As of July 1, 2006 and December 31, 2005, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange on June 30, 2006 and December 31, 2005, was $324,200 and $290,400, respectively.  It is not practicable to estimate the fair value of the $143,000 principal amount of senior subordinated notes represented by the EISs.  Of the $165,800 aggregate principal amount of senior subordinated notes outstanding, $22,800 principal amount is not represented by EISs and trades separately.  The fair value of the separate senior subordinated notes at July 1, 2006 and December 31, 2005, based on quoted market prices, was $23,916 and $25,511, respectively.

The carrying value of our other borrowings approximates their fair value based on the information currently available to us with respect to similar instruments.

(8)           Comprehensive Income Recognition

Comprehensive income includes the effect of exchange rate fluctuations on cash and cash equivalents relating to our Canadian subsidiary.  Comprehensive income was $2,415 and $5,324 for the thirteen and twenty-six weeks ended July 1, 2006.  Comprehensive income was $326 and $3,249 for the thirteen and twenty-six weeks ended July 2, 2005.

(9)           Pension Benefits

Net periodic costs for the thirteen and twenty-six week periods ended July 1, 2006 and July 2, 2005 include the following components:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost—benefits earned during the period	$359	$377	$785	$754
Interest cost on projected benefit obligation	293	276	606	553
Expected return on plan assets	(286)	(262)	(583)	(524)
Amortization of unrecognized prior service cost	1	1	2	2
Net amortization and deferral	41	48	105	96
Net pension cost	$408	$440	$915	$881

We previously disclosed in our consolidated financial statements for the fiscal year ended December 31, 2005 that we expected to contribute $1,514 to our pension plans in fiscal 2006.  As of July 1, 2006, we have contributed $456 to our pension plan during fiscal 2006.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

(10)         Related-Party Transactions

We are party to a transaction services agreement pursuant to which Bruckmann, Rosser, Sherrill & Co., Inc. (BRS & Co.), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions, divestitures, financings and other transactions by our company, which fee will not exceed 1.0% of the total transaction value.  BRS was our majority owner prior to our initial public offering in October 2004 and remains an owner of our Class B common stock.  Stephen C. Sherrill, the chairman of our board of directors, is a managing director of BRS & Co.  In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise.  BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings, the Ortega food service dispensing pouch and dipping cup acquisition or the Grandma’s molasses acquisition.

We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009.  Total rent expense associated with this lease was $384 for the twenty-six weeks ended July 1, 2006 and July 2, 2005.

On January 10, 2006, through a wholly-owned subsidiary, we acquired the Grandma’s Molasses business from Mott’s LLP, a Cadbury Schweppes Americas Beverages company, for $30,000 in cash.  James R. Chambers, a member of our board of directors has been the President, Cadbury Schweppes Americas Confectionary since July 2005.  Mr. Chambers did not participate in the negotiation of the transaction nor did he participate in the board’s deliberations or decisions regarding the transaction.  Mr. Chambers did not personally have any direct or indirect pecuniary or other interest in the transaction as a result of his position at Cadbury.

(11)         Commitments and Contingencies

We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the twenty-six week periods ended July 1, 2006 and July 2, 2005 in order to comply with environmental laws or regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

We have employment agreements with our executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances.  As of July 1, 2006, if all of our executives were to be terminated by us without cause (as defined) or as a result of the employees’ disability, our severance liability would be approximately $2,036.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

(12)         Restructuring Charge

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  In the fiscal year ended December 31, 2005, we recorded a charge of $3,839 (of which $3,128 and $3,244 was recorded in the thirteen and twenty-six week periods ended July 2, 2005, respectively).  The charge for the fiscal year ended December 31, 2005 included a cash charge for employee compensation and other costs of $769 (of which $315 and $431 was recorded in the thirteen and twenty-six week periods ended July 2, 2005, respectively) and a non-cash charge for the impairment of property, plant, equipment and inventory of $3,070 (of which $2,813 was recorded in the thirteen and twenty-six week periods ended July 2, 2005).

(13)         Earnings per Share

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income	$2,309	$336	$5,261	$3,294
Less: Class A common stock dividends declared	4,240	4,240	8,480	8,480
Undistributed (loss) earnings available to Class A and Class B common stockholders	$(1,931)	$(3,904)	$(3,219)	$(5,186)

Weighted average common shares outstanding:
Basic and diluted Class A common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000
Basic and diluted Class B common shares outstanding	7,556,443	7,556,443	7,556,443	7,556,443

Basic and diluted allocation of undistributed (loss) earnings:
Class A common stock	$(1,401)	$(2,833)	$(2,336)	$(3,764)
Class B common stock	(530)	(1,071)	(883)	(1,422)
Total	$(1,931)	$(3,904)	$(3,219)	$(5,186)

Basic and diluted earnings per share:
Undistributed (loss) earnings:
Class A common stock	$(0.07)	$(0.14)	$(0.12)	$(0.19)
Class B common stock	$(0.07)	$(0.14)	$(0.12)	$(0.19)
Distributed earnings:
Class A common stock	$0.21	$0.21	$0.42	$0.42
Earnings (loss) per share:
Class A common stock	$0.14	$0.07	$0.30	$0.23
Class B common stock	$(0.07)	$(0.14)	$(0.12)	$(0.19)

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

(13)                          Earnings per Share (Continued)

No dividends were declared on our Class B common stock during the thirteen and twenty-six weeks ended July 1, 2006 or July 2, 2005; therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

(14)         Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  As of July 1, 2006, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.  Our top ten customers accounted for approximately 43.6% and 41.8% of consolidated net sales for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively.  Other than Wal-Mart, which accounted for 10.4% of our consolidated net sales for the twenty-six weeks ended July 1, 2006, no single customer accounted for 10.0% or more of our consolidated net sales for the twenty-six weeks ended July 1, 2006 or July 2, 2005.

(15)         Subsequent Event

The sale of our New Iberia facility closed on July 9, 2006.  During the third quarter of fiscal 2006, we will record a gain on the sale of approximately $500.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended July 1, 2006 included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2005 (fiscal 2005) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 7, 2006 (2005 Annual Report of Form 10-K).

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

Since 1996, we have successfully acquired and integrated 16 separate brands into our operations.  In January 2006, we acquired a seventeenth brand, the Grandma’s molasses brand, which we integrated into our business during the first half of fiscal 2006.  We believe that successful future acquisitions, if any, will enhance our portfolio of existing businesses, further leveraging our existing infrastructure.

We completed the acquisition of The Ortega Brand of Business from Nestlé Prepared Foods Company on August 21, 2003, which we refer to in this report as “Ortega” or the “initial Ortega acquisition.”  We subsequently completed the acquisition of the Ortega food service dispensing pouch and dipping cup cheese sauce businesses from Nestlé USA, Inc. on December 1, 2005, which we refer to in this report as the “Ortega food service dispensing pouch and dipping cup acquisition.”  We completed the acquisition of the Grandma’s molasses business from Motts LLP, a Cadbury Schweppes Americas Beverages Company, on January 10, 2006.  Both Ortega acquisitions and the Grandma’s molasses acquisition have been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition.  The Ortega food service dispensing pouch and dipping cup cheese sauce and the Grandma’s molasses acquisitions and the application of the purchase method of accounting for these acquisitions affect comparability between periods presented in this report.

We are subject to a number of challenges that may adversely affect our businesses.  These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices.  We purchase raw materials, including agricultural products, meat, poultry, other raw materials and packaging materials from growers, commodity processors, other food companies and packaging manufacturers.  Raw materials are subject to fluctuations in price attributable to a number of factors.  Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.  In the thirteen weeks ended July 1, 2006, our commodity prices for maple syrup and corn sweetners were higher than those incurred during the thirteen weeks ended July 2, 2005.  In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen in recent years, and we believe that they may continue to rise in the foreseeable future.  We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  We cannot assure you that any sales price increases by us will offset the increased cost of raw material commodities.

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

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment, and deferred tax assets, and the accounting for our EISs, including their treatment in computing our income tax expense and the accounting for earnings per share.  Actual results could differ from these estimates and assumptions.

Summaries of our significant accounting policies are described more fully in note 2 to our consolidated financial statements included in our 2005 Annual Report of Form 10-K.  We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We completed our annual impairment tests for the year ended December 31, 2005 with no adjustments to the carrying values of goodwill and indefinite life intangibles.  We did not note any events or circumstances during the thirteen week period ended July 1, 2006 that would indicate that goodwill or indefinite life intangibles might be impaired.

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

The Class A common stock portion of each EIS is included in stockholders’ equity, net of the related portion of the EIS transaction costs allocated to Class A common stock.  Dividends paid on the Class A common stock are recorded as a decrease to additional paid-in capital when declared by us.  The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred financing costs and is being amortized to interest expense using the effective interest method.  Interest on the senior subordinated notes is charged to expense as accrued by us and deducted for income tax purposes.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the thirteen and twenty-six week periods ended July 1, 2006 and July 2, 2005 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.0%	71.4%	71.6%	70.9%
Cost of goods sold—restructuring charge	0.0%	3.3%	0.0%	1.8%
Gross profit	27.0%	25.2%	28.4%	27.4%

Sales, marketing and distribution expenses	11.0%	11.5%	11.1%	11.3%
General and administrative expenses	1.7%	2.1%	1.7%	1.8%
Amortization expense — customer relationships	0.3%	0.0%	0.2%	0.0%
Operating income	14.0%	11.7%	15.3%	14.3%

Interest expense, net	10.4%	11.1%	11.0%	11.3%
Income before income tax expense	3.6%	0.6%	4.3%	2.9%

Income tax expense	1.4%	0.2%	1.7%	1.1%
Net income	2.2%	0.4%	2.7%	1.8%

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

Amortization Expenses—Customer Relationships.  Amortization expense—customer relationships includes the amortization expense associated with customer relationship intangibles and are amortized over their useful lives of 20 years.

Net Interest Expense.  Net interest expense includes interest relating to our outstanding indebtedness and amortization of deferred debt issuance costs, net of interest income.

Thirteen-week period ended July 1, 2006 compared to thirteen-week period ended July 2, 2005.

Net Sales.  Net sales increased $11.2 million or 11.9% to $105.3 million for the thirteen-week period ended July 1, 2006 from $94.1 million for the thirteen-week period ended July 2, 2005.  The Ortega food service dispensing pouch and dipping cup acquisition accounted for $3.4 million of the net sales increase, the Grandma’s molasses acquisition accounted for $1.4 million of the net sales increase and a temporary co-packing arrangement that is expected to remain in place for another three to six months accounted for $1.2 million of the net sales increase.  The remaining $5.2 million increase in net sales was related to increases in sales price and unit volume.  Net sales of our lines of Ortega (exclusive of food service dispensing pouch and dipping cup net sales), Maple Grove Farms, Las Palmas, B&M, Joan of Arc and Underwood products increased in the amounts of $2.1 million, $2.0 million, $1.7 million, $1.1 million, $0.6 million and $0.4 million or 11.3%, 17.0%, 37.2%, 13.9%, 54.4% and 8.4%, respectively.  These increases were offset by a reduction of net sales in Emeril’s and B&G pickle and pepper products of $2.1 million and $0.8 million or 28.6% and 5.8%, respectively.  All other brands increased, in the aggregate, by $0.2 million or 0.5%.

Gross Profit.  Gross profit increased $4.7 million or 19.6% to $28.4 million for the thirteen-week period ended July 1, 2006 from $23.7 million for the thirteen-week period ended July 2, 2005.  On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  We recorded as cost of goods sold a restructuring charge associated with the plant closing, which included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million.  In the thirteen-weeks ended July 2, 2005, we expensed $3.1 million of this $3.8 million charge.  No restructuring charges were recorded or expensed during the thirteen weeks ended July 1, 2006.

Pro forma gross profit, which excludes the restructuring charge described above, increased $1.5 million or 5.7% to $28.4 million for the thirteen-week period ended July 1, 2006 from $26.9 million for the thirteen-week period ended July 2, 2005.  Pro forma gross profit expressed as a percentage of net sales decreased 1.6% to 27.0% in the thirteen-week period ended July 1, 2006 from 28.6% in the thirteen-week period ended July 2, 2005.  The decrease in pro forma gross profit margin was primarily due to higher costs for packaging materials, transportation costs, maple syrup and corn sweeteners, and a shift in the mix of products sold during the thirteen-week period ended July 1, 2006, which were partially offset by sales price increases.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses increased $0.8 million or 7.3% to $11.6 million for the thirteen-week period ended July 1, 2006 from $10.8 million for the thirteen-week period ended July 2, 2005.  These expenses as a percentage of net sales decreased to 11.0% for the thirteen-week period ended July 1, 2006 from 11.5% for the thirteen-week period ended July 2, 2005.  The increase is primarily due to an increase in brokerage and salesmen commissions of $0.7 million relating to the increased sales volume.

General and Administrative Expenses.  General and administrative expenses decreased $0.2 million or 9.4% to $1.8 million for the thirteen-week period ended July 1, 2006 from $2.0 million in the thirteen-week period ended July 2, 2005.  The decrease was primarily due to a reduction in professional fees.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma’s molasses acquisition, was $0.4 million for the thirteen-week period ended July 1, 2006.  We had no amortization expense of customer relationship intangibles in the thirteen-week period ended July 2, 2005.

Operating Income.  As a result of the foregoing, operating income increased $3.7 million or 33.7% to $14.7 million for the thirteen-week period ended July 1, 2006 from $11.0 million for the thirteen-week period ended July 2, 2005.  Operating income expressed as a percentage of net sales increased to 14.0% in the thirteen-week period ended July 1, 2006 from 11.7% in the thirteen-week period ended July 2, 2005.  Operating income for the thirteen-week period ended July 1, 2005 was negatively impacted by $3.1 million as a result of the restructuring charge described above.

Interest Expense.  Net interest expense increased $0.5 million or 4.8% to $10.9 million for the thirteen-week period ended July 1, 2006 from $10.4 million in the thirteen-week period ended July 2, 2005.  The average debt outstanding increased approximately $25.0 million in the thirteen-week period ended July 1, 2006 as compared to the thirteen-week period ended July 2, 2005 as a result of the new term loan used to finance the Grandma’s molasses acquisition.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $1.2 million to $1.4 million for the thirteen-week period ended July 1, 2006 from $0.2 million for the thirteen-week periods ended July 2, 2005.  Our effective tax rate was 38.5% for the thirteen-week period ended July 1, 2006 and 39.9% for the thirteen-week period ended July 2, 2005.

Twenty-six Week period ended July 1, 2006 compared to Twenty-six Week period ended July 2, 2005.

Net Sales.  Net sales increased $14.0 million or 7.6% to $198.2 million for the twenty-six week period ended July 1, 2006 from $184.2 million for the twenty-six week period ended July 2, 2005.  The Ortega food service dispensing pouch and dipping cup acquisition accounted for $6.2 million of the net sales increase, the Grandma’s molasses acquisition accounted for $2.4 million of the net sales increase and a temporary co-packing arrangement that is expected to remain in place for another three to six months accounted for $2.1 million of the net sales increase.  The remaining $3.3 million increase in net sales was related to increases in sales price and unit volume.  Net sales of our lines of Ortega (exclusive of food service dispensing pouch and dipping cup net sales), Underwood, Las Palmas, B&M and Maple Grove Farms products increased in the amounts of $3.9 million, $0.5 million, $0.5 million, $0.4 million and $0.4 million or 10.3%, 5.0%, 4.5%, 3.2% and 1.6%, respectively.  These increases were offset by a reduction of net sales in Emeril’s and B&G pickle and pepper products of $2.1 million and $0.8 million or 15.6% and 3.7%, respectively.  All other brands increased, in the aggregate, by $0.5 million or 1.0%.

Gross Profit.  Gross profit increased $5.8 million or 11.5% to $56.3 million for the twenty-six week period ended July 1, 2006 from $50.5 million for the twenty-six week period ended July 2, 2005.  On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  We recorded as cost of goods sold a restructuring charge associated with the plant closing, which included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million.  In the twenty-six weeks ended July 2, 2005, we expensed $3.2 million of this $3.8 million charge.  No restructuring charges were recorded or expensed during the twenty-six weeks ended July 1, 2006.

Pro forma gross profit, which excludes the restructuring charge described above, increased $2.6 million or 4.8% to $56.3 million for the twenty-six week period ended July 1, 2006 from $53.7 million for the twenty-six week period ended July 2, 2005.  Pro forma gross profit expressed as a percentage of net sales decreased 0.7% to 28.4% in the twenty-six week period ended July 1, 2006 from 29.1% in the twenty-six week period ended July 2, 2005.  The increase in pro forma gross profit was primarily due to sales price increases, which were partially offset by higher costs for packaging materials, transportation costs and maple syrup.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses increased $1.2 million or 5.8% to $22.1 million for the twenty-six week period ended July 1, 2006 from $20.9 million for the twenty-six week period ended July 2, 2005.  These expenses as a percentage of net sales decreased to 11.1% for the twenty-six week period ended July 1, 2006 from 11.3% for the twenty-six week period ended July 2, 2005.  The increase is primarily due to an increase in brokerage and salesmen commissions of $1.0 million relating to the increased sales volume.

General and Administrative Expenses.  General and administrative expenses increased $0.2 million or 4.1% to $3.5 million for the twenty-six week period ended July 1, 2006 from $3.3 million in the twenty-six week period ended July 2, 2005.  The increase was primarily due to an increase in employee compensation.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma’s molasses acquisition, was $0.4 million for the twenty-six week period ended July 1, 2006.  We had no amortization expense of customer relationship intangibles in the twenty-six week period ended July 2, 2005.

Operating Income.  As a result of the foregoing, operating income increased $4.1 million or 15.7% to $30.4 million for the twenty-six week period ended July 1, 2006 from $26.3 million for the twenty-six week period ended July 2, 2005.  Operating income expressed as a percentage of net sales increased to 15.3% in the twenty-six week period ended July 1, 2006 from 14.3% in the twenty-six week period ended July 2, 2005.  Operating income for the twenty-six week period ended July 1, 2005 was negatively impacted by $3.2 million as a result of the restructuring charge described above.

Interest Expense.  Net interest expense increased $0.9 million or 4.4% to $21.8 million for the twenty-six week period ended July 1, 2006 from $20.9 million in the twenty-six week period ended July 2, 2005.  The average debt outstanding increased approximately $25.0 million in the twenty-six week period ended July 1, 2006 as compared to the twenty-six week period ended July 2, 2005 as a result of the new term loan used to finance the Grandma’s molasses acquisition.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $1.2 million or 57.7% to $3.3 million for the twenty-six week period ended July 1, 2006 from $2.1 million for the twenty-six week period ended July 2, 2005.  Our effective tax rate was 38.8% for the twenty-six week period ended July 1, 2006 and 39.1% for the twenty-six week period ended July 2, 2005.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions.  See also, “Dividend Policy” and “Commitments and Contractual Obligations” below.  We fund our liquidity needs primarily through cash generated from operations and to the extent necessary, through borrowings under our revolving credit facility.

Cash Flows.  Cash provided by operating activities increased $8.7 million to $14.0 million for the twenty-six week period ended July 1, 2006 from $5.3 million in the twenty-six week period ended July 2, 2005.  The increase was due to changes relating to a reduction in the change in inventory and an increase in accrued expenses and accounts payable.  Working capital at July 1, 2006 was $99.2 million, a decrease of $4.6 million over working capital at December 31, 2005 of $103.8 million.

Net cash used in investing activities for the twenty-six week period ended July 1, 2006 was $34.1 million as compared to $3.4 million for the twenty-six week period ended July 2, 2005.  Capital expenditures during the twenty-six week period ended July 1, 2006 were $4.0 million and included purchases of manufacturing and computer equipment.  This compares to $3.4 million in similar capital expenditures for the twenty-six week period ended July 2, 2005.  Investment expenditures for the twenty-six week period ended July 1, 2006 included $30.1 million for the Grandma’s molasses acquisition.

Net cash provided by financing activities for the twenty-six week period ended July 1, 2006 was $16.1 million as compared to net cash used in financing activities of $8.0 million for the twenty-six week period ended July 2, 2005.  Net cash provided by financing activities for the twenty-six week period ended July 1, 2006 consists of $25.0 million in a new term loan, offset by $8.5 million in dividends paid on our Class A common stock, and $0.4 million in debt issuance costs.  The net cash used in financing activities for the twenty-six week period ended July 2, 2005 consists of $8.0 million in dividends paid on our Class A common stock.

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

A reconciliation of EBITDA and adjusted EBITDA with the most directly comparable GAAP measure is included below for the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005 along with the components of EBITDA and adjusted EBITDA.

Reconciliation of EBITDA and Adjusted EBITDA to Net Cash Provided by Operating Activities (dollars in thousands).

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$2,309	$336	$5,261	$3,294
Income tax expense	1,448	223	3,335	2,115
Interest expense, net	10,929	10,428	21,787	20,862
Depreciation and amortization	2,133	1,693	3,904	3,360
EBITDA(1)	16,819	12,680	34,287	29,631
Adjustments to EBITDA — restructuring(1)(2)	—	3,128	—	3,244
Adjusted EBITDA(1)	16,819	15,808	34,287	32,875
Income tax expense	(1,448)	(223)	(3,335)	(2,115)
Interest expense, net	(10,929)	(10,428)	(21,787)	(20,862)
Deferred income taxes	1,178	485	2,794	2,284
Restructuring charge—cash portion	—	(315)	—	(431)
Amortization of deferred financing costs	704	698	1,412	1,396
Changes in assets and liabilities, net of effects of business combination	(928)	(507)	673	(7,891)
Net cash provided by operating activities	$5,396	$5,518	$14,044	$5,256

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

(2)             On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  In fiscal 2005, we recorded a charge of $3.8 million, of which $3.1 million and $3.2 million was recorded during the thirteen and twenty-six weeks ended July 2, 2005, respectively.  The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million.

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

For the twenty-six weeks ended July 1, 2006, we had cash flows provided by operating activities of $14.0 million.  If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

The table below illustrates for the fiscal year ended December 31, 2005 and the latest twelve months ended July 1, 2006, respectively, the amount of cash that we had available for distribution to our stockholders.

	Fiscal Year Ended	Less: Twenty-six Weeks Ended	Plus: Twenty-six Weeks Ended	Latest Twelve Months Ended
Cash Available to Pay Dividends	December 31, 2005	July 2, 2005	July 1, 2006	July 1, 2006(a)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$22,523	$5,256	$14,044	$31,311
Interest expense, net	41,767	20,862	21,787	42,692
Income taxes	5,235	2,115	3,335	6,455
Amortization of deferred debt issuance costs	(2,791)	(1,396)	(1,412)	(2,807)
Deferred income taxes	(4,795)	(2,284)	(2,794)	(5,305)
Restructuring charge—property, plant, equipment and inventory impairment(b)	(3,070)	(2,813)	—	(257)
Changes in assets and liabilities	3,050	7,891	(673)	(5,514)
EBITDA	61,919	29,631	34,287	66,575
Restructuring charge(b)	3,839	3,244	—	595
Adjusted EBITDA	65,758	32,875	34,287	67,170
Reduction for cash income tax expense(c)	—	—	—	—
Cash interest expense(d)	(38,976)	(19,466)	(20,375)	(39,885)
Capital expenditures	(6,659)	(3,371)	(4,013)	(7,301)
Restructuring charge—cash portion(b)	(769)	(431)	—	(338)
Cash available to pay dividends on Class A common stock	19,354	9,607	9,899	19,646

Less:
Dividends paid on Class A common stock	16,448	7,968	8,480	16,960
Dividend restricted cash(e)	6,000			6,000
Cash available (deficit) to pay dividends on Class B common stock	$(3,094)			$(3,314)

(a)             Our unaudited consolidated statements of operations and cash flow data for the latest twelve months ended July 1, 2006 was derived from our audited consolidated statements of operations and cash flow data for the fiscal year ended December 31, 2005 and (i) subtracting from it our unaudited consolidated statements of operations and cash flow data for the twenty-six weeks ended July 2, 2005 and (ii) adding to it our unaudited consolidated statements of operations and cash flow data for the twenty-six weeks ended July 1, 2006.

(b)            On July 1, 2005, we closed our New Iberia, Louisiana manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  In fiscal 2005, we recorded a charge of $3.8 million, of which $3.2 million was recorded during the twenty-six weeks ended July 2, 2005.  The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million.

(c)             In fiscal 2005 we had a net cash tax refund of $5.9 million.  For the latest twelve months ended July 1, 2006 we had a net cash tax refund of $6.4 million.

(d)            Cash interest expense is net interest expense less amortization of deferred debt issuance costs.

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

Environmental and Health and Safety Costs.

We have not made any material expenditures during the twenty-six week period ended July 1, 2006 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt.

Senior Secured Credit Facility.  Concurrent with our initial public offering and concurrent offerings, we entered into a $30.0 million senior secured revolving credit facility on October 14, 2004.  In order to finance our acquisition of the Grandma’s molasses brand, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million.  As amended, all outstanding indebtedness under the credit facility matures on January 10, 2011.  Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.  We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  Interest under the term loan is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%.  As of July 1, 2006, the interest rate for the term loan was 7.49% (based upon a six-month LIBOR contract which expired on July 17, 2006).  As of August 3, 2006, the interest rate for the term loan is 8.36% (based upon a six-month LIBOR contract expiring January 17, 2007).  The credit facility is secured by substantially all of our assets except our real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn through July 1, 2006.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.9 million, was $22.1 million at July 1, 2006.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3% per annum for all outstanding letters of credit.

12.0% Senior Subordinated Notes due 2016.  In connection with our initial public offering, we issued on October 14, 2004, $124.3 million aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs).  In connection with the exercise of the underwriters’ over-allotment option, on October 22, 2004 we issued an additional $18.7 million aggregate principal amount of 12.0% senior subordinated notes in the form of EISs.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes.  As of July 1, 2006, $165.8 million aggregate principal amount of senior subordinated notes were outstanding.

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

Future Capital Needs

We are highly leveraged.  On July 1, 2006, our total long-term debt and stockholders’ equity was $430.8 million and $80.1 million, respectively.

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

Inflation

During fiscal 2005 and the twenty-six weeks ended July 1, 2006, we were faced with increasing prices in certain commodities, particularly in packaging materials, pork and chicken and we expect this trend may continue.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  Our cost increases in fiscal 2005 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs.  During 2005, our transportation costs also increased as a result of a shortage in truck carrier availability following Hurricanes Katrina and Rita.  We believe that through sales price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases.  There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  We currently recognize the impact of a tax position if it is probable of being sustained.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  At this time, we have not completed our review and assessment of the impact of the adoption of FIN 48.

Off-balance Sheet Arrangements

As of July 1, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

During the twenty-six week period ended July 1, 2006, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the table above, except that in January 2006, we issued additional long-term debt of $25.0 million in the form of a new term loan under our amended senior secured credit facility due January 10, 2011, which is not reflected in the table.  See “Debt—Senior Secured Credit Facility” above.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates.  As of July 1, 2006, our revolving credit facility was undrawn.  As a result, our only variable rate borrowing as of July 1, 2006, are under our term loan.  Interest under the term loan is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%.  Interest under our revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.  As of July 1, 2006, the interest rate for the term loan was 7.49% (based upon a six-month LIBOR contract expiring on July 17, 2006).  A 100 basis point increase in interest rates, applied to our variable rate borrowings at July 1, 2006, would result in an annual increase in interest expense and a corresponding reduction in cash flow of $0.3 million.

We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year.  The fair value of the senior notes at July 1, 2006 and December 31, 2005, based on quoted market prices, was $242.4 million and $246.0, respectively.

We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due October 30, 2016, with interest payable quarterly on January 30, April 30, July 30 and October 30 of each year.  Of such outstanding principal amount, $143.0 million principal amount is represented by 20.0 million EISs.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.  As of July 1, 2006 and December 31, 2005, the fair value of the EISs, based on the per EIS closing price on the AMEX on June 30, 2006 and December 31, 2005 was $324.2 million and $290.4 million, respectively.  It is not practicable to estimate the fair value of the $143.0 principal amount of senior subordinated notes represented by the EISs.  Of the $165.8 million aggregate principal amount of senior subordinated notes outstanding, $22.8 million principal amount is not represented by EISs and trades separately.  The fair value of the separate senior subordinated notes at July 1, 2006 and December 31, 2005, based on quoted market prices, was $23.9 million and $25.5 million, respectively.

The information under the heading “Inflation” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

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

Item 4.                          Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 9, 2006.  At the annual meeting, our stockholders considered and voted upon the election of six Class A directors and one Class B director to serve until the next annual meeting of stockholders and until their successors have been elected and qualified.  All seven of the nominees for the board of directors were elected by the following vote:

Class A Director Nominee	For	Withheld
David L. Wenner	24,890,311	90,813

Robert C. Cantwell	24,889,988	91,136

James R. Chambers	24,877,057	104,067

Cynthia T. Jamison	24,872,139	108,985

Dennis Mullen	24,882,619	98,505

Alfred Poe	24,871,802	109,322

Class B Director Nominee	For	Withheld

Steven C. Sherrill	5,537,212	—

Item 5.                          Other Information

Not applicable.

Item 6.                          Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Fourth Amendment, dated as of May 19, 2006, to Revolving Credit Agreement, among B&G Foods, Inc., as Borrower, Lehman Commercial Paper, Inc., as Administrative Agent, and the Lenders parties thereto.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2006	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Fourth Amendment, dated as of May 19, 2006, to Revolving Credit Agreement, among B&G Foods, Inc., as Borrower, Lehman Commercial Paper, Inc., as Administrative Agent, and the Lenders parties thereto.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.