Form 10-Q
period 2006-09-30
B&G Foods, Inc.
filed 2006-11-01
CIK 1278027

As filed with the Securities and Exchange Commission on November 1, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

As of November 1, 2006, the registrant had 20,000,000 shares of Class A common stock, par value $0.01 per share, and 7,556,443 shares of Class B common stock, par value $0.01 per share, outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$20,901	$25,429
Trade accounts receivable, net	29,627	31,869
Inventories	93,903	85,530
Prepaid expenses	3,298	3,249
Assets held for sale	—	750
Deferred income taxes	3,381	3,381
Income tax receivable	—	618
Total current assets	151,110	150,826

Property, plant and equipment, net of accumulated depreciation of $45,822 and $40,457	40,709	40,190
Goodwill	198,076	189,028
Trademarks	200,220	194,264
Customer relationship intangibles, net	14,558	—
Net deferred financing costs and other assets	18,168	19,867
Total assets	$622,841	$594,175

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$23,748	$26,337
Accrued expenses	21,779	16,413
Dividends payable	4,240	4,240
Total current liabilities	49,767	46,990

Long-term debt	430,800	405,800
Other liabilities	190	245
Deferred income taxes	62,776	57,866
Total liabilities	543,533	510,901

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,000,000 shares	200	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; issued and outstanding 7,556,443 shares	76	76
Additional paid-in capital	123,392	136,112
Accumulated other comprehensive loss	(7)	(57)
Accumulated deficit	(44,353)	(53,057)
Total stockholders’ equity	79,308	83,274
Total liabilities and stockholders’ equity	$622,841	$594,175

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net sales	$101,854	$92,316	$300,099	$276,543
Cost of goods sold	72,501	64,472	214,477	194,997
Cost of goods sold—restructuring charge	—	300	—	3,544
Gross profit	29,353	27,544	85,622	78,002

Operating expenses:
Sales, marketing and distribution expenses	11,462	10,364	33,531	31,224
General and administrative expenses	1,593	1,697	5,056	5,024
Gain on sale of property, plant and equipment	(525)	—	(525)	—
Amortization expense—customer relationships	188	—	542	—
Operating income	16,635	15,483	47,018	41,754

Other expenses:
Interest expense, net	11,009	10,458	32,796	31,320
Income before income tax expense	5,626	5,025	14,222	10,434
Income tax expense	2,183	1,965	5,518	4,080
Net income	$3,443	$3,060	$8,704	$6,354

Earnings per share calculations:
Net income available to common stockholders per share of common stock:
Basic and diluted distributed earnings:
Class A common stock	$0.21	$0.21	$0.64	$0.64
Earnings (loss) per share:
Basic and diluted Class A common stock	$0.18	$0.17	$0.49	$0.41
Basic and diluted Class B common stock	$(0.03)	$(0.04)	$(0.15)	$(0.23)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	September 30, 2006	October 1, 2005

Cash flows from operating activities:
Net income	$8,704	$6,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,863	5,129
Amortization of deferred debt issuance costs	2,122	2,094
Deferred income taxes	4,910	4,647
Gain on sale of property, plant and equipment	(525)	—
Restructuring charge—property, plant, equipment and inventory impairment	—	2,951
Changes in assets and liabilities, excluding effects of business combinations:
Trade accounts receivable	2,242	(157)
Inventories	(8,400)	(13,370)
Prepaid expenses	(49)	(180)
Income tax receivable	618	(742)
Other assets	(4)	—
Trade accounts payable	(2,589)	702
Accrued expenses	5,339	4,152
Other liabilities	(55)	(54)
Net cash provided by operating activities	18,176	11,526

Cash flows from investing activities:
Capital expenditures	(5,788)	(4,992)
Payments for acquisition of businesses	(30,102)	—
Net proceeds from sale of property	1,275	—
Net cash used in investing activities	(34,615)	(4,992)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25,000	—
Dividends paid	(12,720)	(12,208)
Payment of debt issuance costs	(419)	—
Net cash provided by (used in) financing activities	11,861	(12,208)

Effect of exchange rate fluctuations on cash and cash equivalents	50	7
Net decrease in cash and cash equivalents	(4,528)	(5,667)

Cash and cash equivalents at beginning of period	25,429	28,525
Cash and cash equivalents at end of period	$20,901	$22,858

Supplemental disclosures of cash flow information:
Cash interest payments	$25,439	$24,674
Cash income tax payments	$500	$138
Cash income tax refunds	$(800)	$—
Non-cash transactions:
Dividends declared and unpaid	$4,240	$4,240

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

(1)           Nature of Operations and Recent Acquisitions

B&G Foods, Inc. is a holding company, the principal assets of which are the capital stock of its subsidiaries.  Unless the context requires otherwise, references in this report to “B&G Foods,” “the company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries.  We operate in one industry segment and manufacture, sell and distribute a diversified portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include jams, jellies and fruit spreads, canned meats and beans, spices, seasonings, marinades, hot sauces, wine vinegar, molasses, maple syrup, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers and other specialty food products.  We compete in the retail grocery, food service, specialty store, private label, club and mass merchandiser channels of distribution.  We distribute these products to retailers in the greater New York metropolitan area through a direct-store-delivery sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

On December 1, 2005, we acquired the Ortega food service dispensing pouch and dipping cup business for approximately $2,513 in cash, including transaction costs, from Nestlé USA, Inc.  On January 10, 2006, we acquired the Grandma’s molasses business for approximately $30,102 in cash, including transaction costs, from Mott’s LLP, a Cadbury Schweppes Americas Beverages company.  In connection with this transaction, we entered into an amendment to our senior secured credit facility to provide for, among other things, a new $25,000 term loan and a reduction in the revolving credit facility commitments from $30,000 to $25,000.  The proceeds of the term loan together with cash on hand were used to fund the Grandma’s molasses acquisition and pay related transaction costs.

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

Acquisition of the Ortega food service dispensing pouch and dipping cup business

Inventory	$873
Indefinite-life intangible assets—trademarks (after allocation of approximately $1,100 of negative goodwill)	1,640
Total	$2,513

Acquisition of the Grandma’s molasses business

Equipment	$25
Goodwill	9,877
Indefinite-life intangible assets—trademarks	5,100
Amortizable intangible assets—customer relationships	15,100
Total	$30,102

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continuted)
(Dollars in thousands, except per share data)
(Unaudited)

(1)           Nature of Operations and Recent Acquisitions (Continued)

Unaudited Pro Forma Summary of Operations

The acquisitions of the Ortega food service dispensing pouch and dipping cup business and the Grandma’s molasses business did not meet any of the significance tests pursuant to Rule 11-01(b)(1) of Regulation S-X.  As such, no pro forma financial information has been presented.

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

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 30, 2006 and October 1, 2005 have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 30, 2006, the results of our operations for the thirteen and thirty-nine week periods ended September 30, 2006 and October 1, 2005 and cash flows for the thirty-nine week periods ended September 30, 2006 and October 1, 2005.  Our results of operations for the thirteen and thirty-nine week periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2005 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 7, 2006.

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

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continuted)
(Dollars in thousands, except per share data)
(Unaudited)

(2)           Summary of Significant Accounting Policies (Continued)

accounting for our enhanced income securities (EISs), including their treatment in computing our income tax expense.  Actual results could differ from those estimates and assumptions.

Adoption of New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43.  Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was adopted by us beginning on January 1, 2006. The adoption of SFAS No. 151 has not had an impact on our consolidated results of operations and financial position.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year.  We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS No. 158).  SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a defined benefit plan’s over-funded status or a liability for a plan’s under-funded status and recognize changes in the funded status of a defined benefit plan in the year in which the changes occur.  These changes will be reported in our comprehensive income and as a separate component of stockholders’ equity.  SFAS No. 158 is effective for us as of December 30, 2006.  We estimate the impact of adopting SFAS No. 158 to be approximately $5,000, reflected as an increase in accrued expenses and a decrease to stockholders’ equity on our consolidated balance sheet, with no impact to our statements of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108.  While we are currently evaluating the impact of adopting SAB No. 108, we do not believe that the application of SAB No. 108 will have a material effect on our results of operations or financial position.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continuted)
(Dollars in thousands, except per share data)
(Unaudited)

(3)           Inventories

Inventories consist of the following, as of the dates indicated:

	September 30, 2006	December 31, 2005
Raw materials and packaging	$20,122	$14,544
Work in process	3,211	2,342
Finished goods	70,570	68,644

Total	$93,903	$85,530

(4)           Asset Held for Sale

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity and operating efficiencies, and lower our overall costs.  During the thirteen weeks ended December 31, 2005, we began negotiations for the sale of the land and building and classified the land and building, with a carrying value of $750, as assets held for sale at such time and ceased depreciation.  The sale of our New Iberia facility closed on July 9, 2006.  We received net proceeds of $1,275 and recorded a gain on the sale of $525.

(5)           Goodwill, Trademarks and Customer Relationship Intangibles

The following table reconciles the changes in the carrying amount of goodwill for the period from December 31, 2005 to September 30, 2006:

Balance at December 31, 2005	$189,028
Grandma’s acquisition	9,877
Purchase price allocation adjustment—Ortega food service dispensing pouch and dipping cup business	(829)
Balance at September 30, 2006	$198,076

The following table reconciles the changes in the carrying amount of trademarks for the period from December 31, 2005 to September 30, 2006:

Balance at December 31, 2005	$194,264
Grandma’s acquisition	5,100
Purchase price allocation adjustment—Ortega food service dispensing pouch and dipping cup business	856
Balance at September 30, 2006	$200,220

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continuted)
(Dollars in thousands, except per share data)
(Unaudited)

(5)           Goodwill, Trademarks and Customer Relationship Intangibles (Continued)

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

	September 30, 2006	December 31, 2005
Customer relationship intangibles, gross	$15,100	$—
Less: accumulated amortization	(542)	—
Total	$14,558	$—

Amortization expense associated with customer relationship intangibles totaled $188 and $542 for the thirteen and thirty-nine weeks ended September 30, 2006 and is recorded in operating expenses.

(6)           Long-term Debt

Long-term debt consists of the following, as of the date indicated:

	September 30, 2006	December 31, 2005
Revolving credit facility	$—	$—
Term loan	25,000	—
Total senior secured credit facility	25,000	—

12.0% Senior Subordinated Notes due 2016	165,800	165,800
8.0% Senior Notes due 2011	240,000	240,000
Total long-term debt	$430,800	$405,800

As of September 30, 2006, the aggregate maturities of long-term debt are as follows:

Years ending December:
2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	430,800
Total	$430,800

Senior Secured Credit Facility.  Concurrent with our initial public offering and concurrent offerings, we entered into a $30,000 senior secured revolving credit facility on October 14, 2004.  In order to finance our acquisition of the Grandma’s molasses brand, we amended the credit facility in January 2006 to provide for, among other things, a new $25,000 term loan and a reduction in the revolving credit facility commitments from $30,000 to $25,000.  As amended, all outstanding indebtedness under the credit facility matures on January 10, 2011.  Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.  We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  Interest under the term loan is variable and is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%.  As of September 30, 2006, the interest rate for the term loan was 8.36% (based upon a six-month

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continuted)
(Dollars in thousands, except per share data)
(Unaudited)

(6)           Long-term Debt (Continued)

LIBOR contract that expires on January 17, 2007).  Our obligations under the credit facility are fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries.  The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn through September 30, 2006.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2,916, was $22,084 at September 30, 2006.  The maximum letter of credit capacity under the revolving credit facility is $10,000, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

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

Deferred Financing Costs.  In connection with the issuance of our 12.0% senior subordinated notes due 2016 and our 8.0% senior notes due 2011, we capitalized approximately $23,542 of financing costs, which will be amortized over their respective terms.  In connection with the issuance of our term loan in January 2006, we capitalized approximately $419 of additional financing costs, which will be amortized over the term of the loan.  As of September 30, 2006, we had net deferred financing costs of $18,022.

At September 30, 2006 and December 31, 2005 accrued interest of $13,352 and $8,117, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(7)           Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

We have outstanding $240,000 principal amount of 8.0% senior notes due 2011.  The fair value of the senior notes at September 30, 2006 and December 31, 2005, based on quoted market prices, was $246,600 and $246,000, respectively.

We also have outstanding $165,800 principal amount of 12.0% senior subordinated notes due 2016.  Of such outstanding principal amount, $143,000 principal amount is represented by 20.0 million EISs.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.  As of September 30, 2006 and December 31, 2005, the fair value of the EISs, based on the per EIS

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continuted)
(Dollars in thousands, except per share data)
(Unaudited)

(7)           Fair Value of Financial Instruments (Continued)

closing price on the American Stock Exchange on September 29, 2006 and December 31, 2005, was $379,000 and $290,400, respectively.  It is not practicable to estimate the fair value of the $143,000 principal amount of senior subordinated notes represented by the EISs.  Of the $165,800 aggregate principal amount of senior subordinated notes outstanding, $22,800 principal amount is not represented by EISs and trades separately.  The fair value of the separate senior subordinated notes at September 30, 2006 and December 31, 2005, based on quoted market prices, was $25,511.

The carrying value of our other borrowings approximates their fair value based on the information currently available to us with respect to similar instruments.

(8)           Comprehensive Income Recognition

Comprehensive income includes the effect of exchange rate fluctuations on cash and cash equivalents relating to our Canadian subsidiary.  Comprehensive income was $3,430 and $8,754 for the thirteen and thirty-nine weeks ended September 30, 2006.  Comprehensive income was $3,112 and $6,361 for the thirteen and thirty-nine weeks ended October 1, 2005.

(9)           Pension Benefits

Net periodic costs for the thirteen and thirty-nine week periods ended September 30, 2006 and October 1, 2005 include the following components:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost—benefits earned during the period	$367	$390	$1,152	$1,144
Interest cost on projected benefit obligation	303	287	909	840
Expected return on plan assets	(286)	(244)	(869)	(768)
Amortization of unrecognized prior service cost	16	1	18	3
Net amortization and deferral	41	61	146	157
Net pension cost	$441	$495	$1,356	$1,376

As of September 30, 2006, we have contributed $1,058 to our defined benefit pension plans during fiscal 2006.  We previously disclosed in our consolidated financial statements for the fiscal year ended December 31, 2005 that we expected to contribute $1,514 to our defined benefit pension plans in fiscal 2006.  As of September 30, 2006, we anticipate electing to make additional payments of approximately $1,100 for a total contribution of $2,614 for the plan year ended December 30, 2006 to fund our defined benefit pension plan obligations.

(10)         Related-Party Transactions

We are party to a transaction services agreement pursuant to which Bruckmann, Rosser, Sherrill & Co., Inc. (BRS & Co.), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions, divestitures, financings and other transactions by our company, which fee will not exceed 1.0% of the total transaction value.  BRS was our majority owner prior to our initial public offering in October 2004 and remains a majority owner of our Class B common stock.  Stephen C. Sherrill, the chairman of our board of directors, is a managing director of BRS & Co.  In connection with our initial public

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continuted)
(Dollars in thousands, except per share data)
(Unaudited)

(10)         Related-Party Transactions (Continued)

offering, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise.  BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings, the Ortega food service dispensing pouch and dipping cup acquisition or the Grandma’s molasses acquisition.

We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009.  Total rent expense associated with this lease was $577 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005.

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

(11)         Commitments and Contingencies

We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the thirty-nine week periods ended September 30, 2006 and October 1, 2005 in order to comply with environmental laws or regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

We have employment agreements with our executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances.  As of September 30, 2006, if all of our executives were to be terminated by us without cause (as defined) or as a result of the employees’ disability, our severance liability would be approximately $2,036.

(12)         Restructuring Charge

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity and operating efficiencies and lower our overall costs.  In the fiscal year ended December 31, 2005, we recorded a charge of $3,839 (of which $300 and $3,544 was recorded in the thirteen and thirty-nine week periods ended October 1, 2005, respectively).  The

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continuted)
(Dollars in thousands, except per share data)
(Unaudited)

(12)         Restructuring Charge (Continued)

charge for the fiscal year ended December 31, 2005 included a cash charge for employee compensation and other costs of $769 (of which $162 and $593 was recorded in the thirteen and thirty-nine week periods ended October 1, 2005, respectively) and a non-cash charge for the impairment of property, plant, equipment and inventory of $3,070 (of which $138 and $2,951 was recorded in the thirteen and thirty-nine week periods ended October 1, 2005).  As of December 31, 2005, the entire cash portion of the restructuring charge had been paid.

(13)         Earnings per Share

We have two classes of common stock, designated as Class A common stock and Class B common stock, and we present basic and diluted earnings per share using the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings or losses.

Net income available to our common stockholders is allocated between our two classes of common stock based upon the two-class method.  Basic and diluted earnings per share for our Class A and Class B common stock is calculated by dividing allocated net income available to common stockholders by the weighted average number of shares of Class A and Class B common stock outstanding.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net income	$3,443	$3,060	$8,704	$6,354
Less: Class A common stock dividends declared	4,240	4,240	12,720	12,720
Undistributed (loss) earnings available to Class A and Class B common stockholders	$(797)	$(1,180)	$(4,016)	$(6,366)

Weighted average common shares outstanding:
Basic and diluted Class A common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000
Basic and diluted Class B common shares outstanding	7,556,443	7,556,443	7,556,443	7,556,443

Basic and diluted allocation of undistributed (loss) earnings:
Class A common stock	$(578)	$(856)	$(2,915)	$(4,620)
Class B common stock	(219)	(324)	(1,101)	(1,746)
Total	$(797)	$(1,180)	$(4,016)	$(6,366)

Basic and diluted earnings per share:
Undistributed (loss) earnings:
Class A common stock	$(0.03)	$(0.04)	$(0.15)	$(0.23)
Class B common stock	$(0.03)	$(0.04)	$(0.15)	$(0.23)
Distributed earnings:
Class A common stock	$0.21	$0.21	$0.64	$0.64
Earnings (loss) per share:
Class A common stock	$0.18	$0.17	$0.49	$0.41
Class B common stock	$(0.03)	$(0.04)	$(0.15)	$(0.23)

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continuted)
(Dollars in thousands, except per share data)
(Unaudited)

(13)         Earnings per Share (Continued)

No dividends were declared on our Class B common stock during the thirteen and thirty-nine weeks ended September 30, 2006 or October 1, 2005; therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

(14)         Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  As of September 30, 2006, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.  Our top ten customers accounted for approximately 43.5% and 41.7% of consolidated net sales for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.  Other than Wal-Mart, which accounted for 10.5% of our consolidated net sales for the thirty-nine weeks ended September 30, 2006, no single customer accounted for 10.0% or more of our consolidated net sales for the thirty-nine weeks ended September 30, 2006 or October 1, 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 30, 2006 included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2005 (fiscal 2005) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 7, 2006 (2005 Annual Report on Form 10-K).

General

We manufacture, sell and distribute a diversified portfolio of high quality, shelf-stable, branded food products, many of which have leading regional or national retail market shares.  In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced branded product.

Our business strategy is to continue to increase sales, profitability and cash available to pay dividends by enhancing our existing portfolio of branded shelf-stable products and by capitalizing on our competitive strengths.  We intend to implement our strategy through the following initiatives: profitably growing our established brands, leveraging our unique multiple-channel sales and distribution system, introducing new products, capitalizing on the higher growth Mexican segment of the food industry, designing new products and modifying existing products to address consumer health and wellness concerns such as diabetes and natural/organic foods, and expanding our brand portfolio through acquisitions.

Since 1996, we have successfully acquired and integrated 17 separate brands into our operations.  We believe that successful future acquisitions, if any, will enhance our portfolio of existing businesses, further leveraging our existing infrastructure.

We completed the acquisition of The Ortega Brand of Business from Nestlé Prepared Foods Company on August 21, 2003, which we refer to in this report as “Ortega” or the “initial Ortega acquisition.”  We subsequently completed the acquisition of the Ortega food service dispensing pouch and dipping cup cheese sauce businesses from Nestlé USA, Inc. on December 1, 2005, which we refer to in this report as the “Ortega food service dispensing pouch and dipping cup acquisition.”  We completed the acquisition of the Grandma’s molasses business from Motts LLP, a Cadbury Schweppes Americas Beverages Company, on January 10, 2006.  Both Ortega acquisitions and the Grandma’s molasses acquisition have been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition.  The Ortega food service dispensing pouch and dipping cup and the Grandma’s molasses acquisitions and the application of the purchase method of accounting for these acquisitions affect comparability between periods presented in this report.

We are subject to a number of challenges that may adversely affect our businesses.  These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs.  We purchase raw materials, including agricultural products, meat, poultry, other raw materials and packaging materials from growers, commodity processors, other food companies and packaging manufacturers.  Raw materials are subject to fluctuations in price attributable to a number of factors.  Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.  In the thirteen weeks ended September 30, 2006, our commodity prices for maple syrup and corn sweetners were higher than those incurred during the thirteen weeks ended October 1, 2005.  In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen in recent years, and we believe that certain of these costs may continue to rise in the foreseeable future.  We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  We cannot assure you that any sales price increases by us will offset the increased cost of raw material commodities.

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

Summaries of our significant accounting policies are described more fully in note 2 to our consolidated financial statements included in our 2005 Annual Report on Form 10-K.  We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We completed our annual impairment tests for the year ended December 31, 2005 with no adjustments to the carrying values of goodwill and indefinite life intangibles.  We did not note any events or circumstances during the thirteen week period ended September 30, 2006 that would indicate that goodwill or indefinite life intangibles might be impaired.

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

If our treatment of the senior subordinated notes as debt is put at risk in the future as a result of a future ruling by the IRS or other tax jurisdiction or by a court of law, including an adverse ruling for EISs (or other similar securities) issued by other companies or as a result of a proposed adjustment by the IRS or other tax jurisdiction in an examination of our company or for any other reason, we will need to consider the effect of such developments on the determination of our future tax provisions and obligations.  In the event the senior subordinated notes are required to be treated as equity for income tax purposes, then the cumulative interest expense associated with the senior subordinated notes for prior tax periods that are open to assessment and for future tax periods would not be deductible from taxable income and we would be required to recognize additional tax expense and establish a related income tax liability for prior period treatment.  The additional tax due to the federal and state authorities would be based on our taxable income or loss for each of the years that we claimed the interest expense deduction and would materially and adversely affect our financial position, cash flow, and liquidity, and could affect our ongoing ability to make interest payments on the senior subordinated notes and dividend payments on the shares of common stock represented by the EISs and our ability to continue as a going concern.  In addition, non-U.S. holders of our EISs could be subject to withholding taxes on the payment of interest treated as dividends on equity, which could subject us to additional liability for the withholding taxes that we do not collect on such payments.  However, consistent with the opinion of counsel we received on the date of our initial public offering and our continued belief that the senior subordinated notes should be treated as debt for United States federal income tax purposes, we do not record a liability for a potential disallowance of this interest expense deduction or for the potential imposition of these withholding taxes.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the thirteen and thirty-nine week periods ended September 30, 2006 and October 1, 2005 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.2%	69.8%	71.5%	70.5%
Cost of goods sold—restructuring charge	0.0%	0.3%	0.0%	1.3%
Gross profit	28.8%	29.8%	28.5%	28.2%

Sales, marketing and distribution expenses	11.3%	11.2%	11.2%	11.3%
General and administrative expenses	1.6%	1.8%	1.7%	1.8%
Gain on sale of property, plant and equipment	(0.5)%	0.0%	0.0%	0.0%
Amortization expense — customer relationships	0.2%	0.0%	0.2%	0.0%
Operating income	16.3%	16.8%	15.7%	15.1%

Interest expense, net	10.8%	11.3%	10.9%	11.3%
Income before income tax expense	5.5%	5.4%	4.7%	3.8%

Income tax expense	2.1%	2.1%	1.8%	1.5%
Net income	3.4%	3.3%	2.9%	2.3%

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

General and Administrative Expenses.  Our general and administrative expenses include administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services, and other general corporate expenses.

Gain on Sale of Property, Plant and Equipment.  Gain on sale of property, plant and equipment includes any gain or loss on the sale of property, plant and equipment.

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

Thirteen-week period ended September 30, 2006 compared to thirteen-week period ended October 1, 2005.

Net Sales.  Net sales increased $9.5 million or 10.3% to $101.8 million for the thirteen-week period ended September 30, 2006 from $92.3 million for the thirteen-week period ended October 1, 2005.  The Ortega food service dispensing pouch and dipping cup acquisition accounted for $3.2 million of the net sales increase, the Grandma’s molasses acquisition accounted for $2.5 million of the net sales increase and a temporary co-packing arrangement that is expected to remain in place for approximately three additional months accounted for $1.1 million of the net sales increase.  The remaining $2.7 million increase in net sales was related to increases in sales price and unit volume.  Net sales of our lines of Maple Grove Farms, B&M, Ortega (exclusive of food service dispensing pouch and dipping cup net sales), Las Palmas, and Ac’cent products increased in the amounts of $1.7 million, $0.8 million, $0.6 million, $0.5 million and $0.4 million or 12.3%, 19.0%, 3.1%, 9.4% and 12.4%, respectively.  These increases were offset by a reduction of net sales in Emeril’s and Polaner products of $1.0 million and $0.7 million or 18.0% and 7.4%, respectively.  All other brands increased, in the aggregate, by $0.4 million or 1.2%.

Gross Profit.  Gross profit increased $1.8 million or 6.6% to $29.3 million for the thirteen-week period ended September 30, 2006 from $27.5 million for the thirteen-week period ended October 1, 2005.  On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity and operating efficiencies, and lower our overall costs.  We recorded as cost of goods sold a restructuring charge associated with the plant closing, which included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million.  In the thirteen-weeks ended October 1, 2005, we expensed $0.3 million of this $3.8 million charge.  No restructuring charges were recorded or expensed during the thirteen weeks ended September 30, 2006.

Pro forma gross profit, which excludes the restructuring charge described above, increased $1.5 million or 5.4% to $29.3 million for the thirteen-week period ended September 30, 2006 from $27.8 million for the thirteen-week period ended October 1, 2005.  Pro forma gross profit expressed as a percentage of net sales decreased 1.4% to 28.8% in the thirteen-week period ended September 30, 2006 from 30.2% in the thirteen-week period ended October 1, 2005.  The decrease in pro forma gross profit expressed as a percentage of net sales was primarily due to higher costs for packaging materials, transportation, maple syrup and corn sweeteners during the thirteen-week period ended September 30, 2006, which were partially offset by sales price increases and a shift in the sales mix to higher margin products.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses increased $1.1 million or 10.6% to $11.5 million for the thirteen-week period ended September 30, 2006 from $10.4 million for the thirteen-week period ended October 1, 2005.  These expenses as a percentage of net sales increased to 11.3% for the thirteen-week period ended September 30, 2006 from 11.2% for the thirteen-week period ended October 1, 2005.  The increase is primarily due to an increase of $0.8 million in consumer marketing and $0.3 million in brokerage and salesmen commissions relating to the increased sales volume.

General and Administrative Expenses.  General and administrative expenses decreased $0.1 million or 6.1% to $1.6 million for the thirteen-week period ended September 30, 2006 from $1.7 million in the thirteen-week period ended October 1, 2005.  The decrease was primarily due to a reduction in professional fees, partially offset by an increase in accrued incentive compensation.

Gain on Sale of Property, Plant and Equipment.  Gain on sale of property, plant and equipment for the thirteen-week period ended September 30, 2006 relates to the gain on the sale of our New Iberia facility of $0.5 million.  There were no gains or losses on the sale of property, plant and equipment for the thirteen-week period ended October 1, 2005.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma’s molasses acquisition, was $0.2 million for the thirteen-week period ended September 30, 2006.  We had no amortization expense of customer relationship intangibles in the thirteen-week period ended October 1, 2005.

Operating Income.  As a result of the foregoing, operating income increased $1.1 million or 7.4% to $16.6 million for the thirteen-week period ended September 30, 2006 from $15.5 million for the thirteen-week period ended October 1, 2005.  Operating income expressed as a percentage of net sales decreased to 16.3% in the thirteen-week period ended September 30, 2006 from 16.8% in the thirteen-week period ended October 1, 2005.  Operating income for the thirteen-week period ended October 1, 2005 was negatively impacted by $0.3 million as a result of the restructuring charge described above.  Operating income for the thirteen-week period ended September 30, 2006 was positively impacted by $0.5 million as a result of the gain on sale of our New Iberia facility.

Interest Expense.  Net interest expense increased $0.5 million or 5.3% to $11.0 million for the thirteen-week period ended September 30, 2006 from $10.5 million in the thirteen-week period ended October 1, 2005.  The average debt outstanding increased approximately $25.0 million in the thirteen-week period ended September 30, 2006 as compared to the thirteen-week period ended October 1, 2005 as a result of the term loan used to finance the Grandma’s molasses acquisition.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $0.2 million to $2.2 million for the thirteen-week period ended September 30, 2006 from $2.0 million for the thirteen-week periods ended October 1, 2005.  Our effective tax rate was 38.8% for the thirteen-week period ended September 30, 2006 and 39.1% for the thirteen-week period ended October 1, 2005.

Thirty-nine Week period ended September 30, 2006 compared to Thirty-nine Week period ended October 1, 2005.

Net Sales.  Net sales increased $23.6 million or 8.5% to $300.1 million for the thirty-nine week period ended September 30, 2006 from $276.5 million for the thirty-nine week period ended October 1, 2005.  The Ortega food service dispensing pouch and dipping cup acquisition accounted for $9.4 million of the net sales increase, the Grandma’s molasses acquisition accounted for $4.8 million of the net sales increase and a temporary co-packing arrangement that is expected to remain in place for approximately three additional months accounted for $3.2 million of the net sales increase.  The remaining $6.2 million increase in net sales was related to increases in sales price and unit volume.  Net sales of our lines of Ortega (exclusive of food service dispensing pouch and dipping cup net sales), Maple Grove Farms, B&M, Las Palmas, Underwood and Vermont Maid products increased in the amounts of $4.6 million, $2.1 million, $1.3 million, $1.0 million, $0.7 million and $0.3 million, or 7.9%, 5.3%, 7.2%, 6.2%, 4.1% and 17.4%, respectively.  These increases were offset by a reduction of net sales in Emeril’s, Polaner and B&G pickle and pepper products of $3.0 million, $0.7 and $0.7 million or 16.3%, 2.4%, and 2.0%, respectively.  All other brands increased, in the aggregate, by $0.6 million or 1.3%.

Gross Profit.  Gross profit increased $7.6 million or 9.8% to $85.6 million for the thirty-nine week period ended September 30, 2006 from $78.0 million for the thirty-nine week period ended October 1, 2005.  On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity and operating efficiencies, and lower our overall costs.  We recorded as cost of goods sold a restructuring charge associated with the plant closing, which included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million.  In the thirty-nine weeks ended October 1, 2005, we expensed $3.5 million of this $3.8 million charge.  No restructuring charges were recorded or expensed during the thirty-nine weeks ended September 30, 2006.

Pro forma gross profit, which excludes the restructuring charge described above, increased $4.1 million or 5.0% to $85.6 million for the thirty-nine week period ended September 30, 2006 from $81.5 million for the thirty-nine week period ended October 1, 2005.  Pro forma gross profit expressed as a percentage of net sales decreased 1.0% to 28.5% in the thirty-nine week period ended September 30, 2006 from 29.5% in the thirty-nine week period ended October 1, 2005.  The decrease in pro forma gross profit expressed as a percentage of net sales was primarily due to higher costs for packaging materials, transportation, maple syrup and corn sweeteners during the thirty-nine week period ended September 30, 2006, which were partially offset by sales price increases.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses increased $2.3 million or 7.4% to $33.5 million for the thirty-nine week period ended September 30, 2006 from $31.2 million for the thirty-nine week period ended October 1, 2005.  These expenses as a percentage of net sales decreased to 11.2% for the thirty-nine week period ended September 30, 2006 from 11.3% for the thirty-nine week period ended October 1, 2005.  The increase is primarily due to an increase in consumer marketing of $1.3 million and brokerage and salesmen commissions of $1.1 million relating to the increased sales volume.  All other expenses decreased $0.1 million.

General and Administrative Expenses.  General and administrative expenses increased $0.1 million or 0.6% to $5.1 million for the thirty-nine week period ended September 30, 2006 from $5.0 million in the thirty-nine week period ended October 1, 2005.  The increase was primarily due to an increase in accrued incentive compensation, partially offset by a reduction in professional fees.

Gain on Sale of Property, Plant and Equipment.  Gain on sale of property, plant and equipment for the thirty-nine week period ended September 30, 2006 related to the gain on the sale of our New Iberia facility of $0.5 million.  There were no gains or losses on the sale of property, plant and equipment for the thirty-nine week period ended October 1, 2005.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma’s molasses acquisition, was $0.5 million for the thirty-nine week period ended September 30, 2006.  We had no amortization expense of customer relationship intangibles in the thirty-nine week period ended October 1, 2005.

Operating Income.  As a result of the foregoing, operating income increased $5.3 million or 12.6% to $47.0 million for the thirty-nine week period ended September 30, 2006 from $41.7 million for the thirty-nine week period ended October 1, 2005.  Operating income expressed as a percentage of net sales increased to

15.7% in the thirty-nine week period ended September 30, 2006 from 15.1% in the thirty-nine week period ended October 1, 2005.  Operating income for the thirty-nine week period ended October 1, 2005 was negatively impacted by $3.5 million as a result of the restructuring charge described above.  Operating income for the thirty-nine week period ended September 30, 2006 was positively impacted by $0.5 million as a result of the gain on sale of our New Iberia facility.

Interest Expense.  Net interest expense increased $1.5 million or 4.7% to $32.8 million for the thirty-nine week period ended September 30, 2006 from $31.3 million in the thirty-nine week period ended October 1, 2005.  The average debt outstanding increased approximately $25.0 million in the thirty-nine week period ended September 30, 2006 as compared to the thirty-nine week period ended October 1, 2005 as a result of the term loan used to finance the Grandma’s molasses acquisition.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $1.4 million or 35.3% to $5.5 million for the thirty-nine week period ended September 30, 2006 from $4.1 million for the thirty-nine week period ended October 1, 2005.  Our effective tax rate was 38.8% for the thirty-nine week period ended September 30, 2006 and 39.1% for the thirty-nine week period ended October 1, 2005.

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

Cash Flows.  Cash provided by operating activities increased $6.7 million to $18.2 million for the thirty-nine week period ended September 30, 2006 from $11.5 million in the thirty-nine week period ended October 1, 2005.  The increase was due to an increase in net income of $2.4 million, and changes relating to a reduction in the change in inventory and an increase in accrued expenses, offset by a reduction in accounts payable.  Working capital at September 30, 2006 was $101.3 million, a decrease of $2.5 million from working capital at December 31, 2005 of $103.8 million.

Net cash used in investing activities for the thirty-nine week period ended September 30, 2006 was $34.6 million as compared to $5.0 million for the thirty-nine week period ended October 1, 2005.  Capital expenditures during the thirty-nine week period ended September 30, 2006 were $5.8 million and included purchases of manufacturing and computer equipment.  This compares to $5.0 million in similar capital expenditures for the thirty-nine week period ended October 1, 2005.  Investment activities for the thirty-nine week period ended September 30, 2006 included $30.1 million for the Grandma’s molasses acquisition.  Net proceeds from the sale of property was $1.3 million for the thirty-nine week period ended September 30, 2006.

Net cash provided by financing activities for the thirty-nine week period ended September 30, 2006 was $11.9 million as compared to net cash used in financing activities of $12.2 million for the thirty-nine week period ended October 1, 2005.  Net cash provided by financing activities for the thirty-nine week period ended September 30, 2006 consists of $25.0 million in a new term loan, offset by $12.7 million in dividends paid on our Class A common stock, and $0.4 million in debt issuance costs.  The net cash used in financing activities for the thirty-nine week period ended October 1, 2005 consists of $12.2 million in dividends paid on our Class A common stock.

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

A reconciliation of EBITDA and adjusted EBITDA with the most directly comparable GAAP measure is included below for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005 along with the components of EBITDA and adjusted EBITDA.

Reconciliation of EBITDA and Adjusted EBITDA to Net Cash Provided by Operating Activities (dollars in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income	$3,443	$3,060	$8,704	$6,354
Income tax expense	2,183	1,965	5,518	4,080
Interest expense, net	11,009	10,458	32,796	31,320
Depreciation and amortization	1,959	1,769	5,863	5,129
EBITDA (1)	18,594	17,252	52,881	46,883
Adjustments to EBITDA – restructuring (1)(2)	—	300	—	3,544
Adjusted EBITDA (1)	18,594	17,552	52,881	50,427
Income tax expense	(2,183)	(1,965)	(5,518)	(4,080)
Interest expense, net	(11,009)	(10,458)	(32,796)	(31,320)
Deferred income taxes	2,116	2,363	4,910	4,647
Restructuring charge—cash portion	—	(162)	—	(593)
Amortization of deferred financing costs	710	698	2,122	2,094
Gain on sale of property, plant and equipment	(525)	—	(525)	—
Changes in assets and liabilities, net of effects of business combination	(3,571)	(1,758)	(2,898)	(9,649)
Net cash provided by operating activities	$4,132	$6,270	$18,176	$11,526

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

(2)            On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  In fiscal 2005, we recorded a charge of $3.8 million, of which $0.3 million and $3.5 million was recorded during the thirteen and thirty-nine weeks ended October 1, 2005.  The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million.

Dividend Policy

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

For the thirty-nine weeks ended September 30, 2006, we had cash flows provided by operating activities of $18.2 million.  If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

The table below illustrates for the fiscal year ended December 31, 2005 and the latest twelve months ended September 30, 2006, respectively, the amount of cash that we had available for distribution to our stockholders.

Cash Available to Pay Dividends	Fiscal Year Ended December 31, 2005	Less: Thirty-nine Weeks Ended October 1, 2005	Plus: Thirty-nine Weeks Ended September 30, 2006	Latest Twelve Months Ended September 30, 2006 (a)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$22,523	$11,526	$18,176	$29,173
Interest expense, net	41,767	31,320	32,796	43,243
Income taxes	5,235	4,080	5,518	6,673
Amortization of deferred debt issuance costs	(2,791)	(2,094)	(2,122)	(2,819)
Gain on sale of property, plant and equipment	—	—	525	525
Deferred income taxes	(4,795)	(4,647)	(4,910)	(5,058)
Restructuring charge—property, plant, equipment and inventory impairment(b)	(3,070)	(2,951)	—	(119)
Changes in assets and liabilities	3,050	9,649	2,898	(3,701)
EBITDA	61,919	46,883	52,881	67,917
Restructuring charge (b)	3,839	3,544	—	295
Adjusted EBITDA	65,758	50,427	52,881	68,212
Reduction for cash income tax expense (c)	—	—	—	—
Cash interest expense (d)	(38,976)	(29,226)	(30,674)	(40,424)
Capital expenditures	(6,659)	(4,992)	(5,788)	(7,455)
Restructuring charge—cash portion (b)	(769)	(593)	—	(176)
Cash available to pay dividends on Class A common stock	19,354	15,616	16,419	20,157

Less:
Dividends paid on Class A common stock	16,448	12,208	12,720	16,960
Dividend restricted cash (e)	6,000			6,000
Cash available (deficit) to pay dividends on Class B common stock	$(3,094)			$(2,803)

(a)            Our unaudited consolidated statements of operations and cash flow data for the latest twelve months ended September 30, 2006 was derived from our audited consolidated statements of operations and cash flow data for the fiscal year ended December 31, 2005 and (i) subtracting from it our unaudited consolidated statements of operations and cash flow data for the thirty-nine weeks ended October 1, 2005 and (ii) adding to it our unaudited consolidated statements of operations and cash flow data for the thirty-nine weeks ended September 30, 2006.

(b)           On July 1, 2005, we closed our New Iberia, Louisiana manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs.  In fiscal 2005, we recorded a charge of $3.8 million, of which $3.5 million was recorded during the thirty-nine weeks ended October 1, 2005.  The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million.

(c)            In fiscal 2005 we had a net cash tax refund of $5.9 million.  For the latest twelve months ended September 30, 2006 we had a net cash tax refund of $6.4 million.

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

Acquisitions

Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions.  We have historically financed acquisitions with borrowings and cash flows from operating activities.  Our interest expense has increased as a result of additional indebtedness we have incurred as a result of our acquisition of Ortega in August 2003 and the Grandma’s molasses business in January 2006, and will increase with any additional indebtedness we may incur to finance potential future acquisitions, if any.  To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Environmental and Health and Safety Costs

We have not made any material expenditures during the thirty-nine week period ended September 30, 2006 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt

Senior Secured Credit Facility.  Concurrent with our initial public offering and concurrent offerings, we entered into a $30.0 million senior secured revolving credit facility on October 14, 2004.  In order to finance our acquisition of the Grandma’s molasses brand, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million.  As amended, all outstanding indebtedness under the credit facility matures on January 10, 2011.  Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.  We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  Interest under the term loan is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%.  As of September 30, 2006, the interest rate for the term loan was 8.36% (based upon a six-month LIBOR contract that expires on January 17, 2007).  Our obligations under the credit facility are fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries.  The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn through September 30, 2006.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.9 million, was $22.1 million at September 30, 2006.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3% per annum for all outstanding letters of credit.

12.0% Senior Subordinated Notes due 2016.  In connection with our initial public offering, we issued on October 14, 2004, $124.3 million aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs).  In connection with the exercise of the underwriters’ over-allotment option, on October 22, 2004 we issued an additional $18.7 million aggregate principal amount of 12.0% senior subordinated notes in the form of EISs.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes.  As of September 30, 2006, $165.8 million aggregate principal amount of senior subordinated notes were outstanding.

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

Future Capital Needs

We are highly leveraged.  On September 30, 2006, our total long-term debt and stockholders’ equity was $430.8 million and $79.3 million, respectively.

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

Inflation

During fiscal 2005 and the thirty-nine weeks ended September 30, 2006, we were faced with increasing prices in certain commodities, and in packaging materials, and we expect this trend may continue.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  Our cost increases in fiscal 2005 and the first thirty-nine weeks of fiscal 2006 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs.  During 2005, our transportation costs also increased as a result of a shortage in truck carrier availability following Hurricanes Katrina and Rita.  We believe that through sales price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases.  There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year.  We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS No. 158).  SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a defined benefit plan’s over-funded status or a liability for a plan’s under-funded status and recognize changes in the funded status of a defined benefit plan in the year in which the changes occur.  These changes will be reported in our comprehensive income and as a separate component of stockholders’ equity.  SFAS No. 158 is effective for us as of December 30, 2006.  We estimate the impact of adopting SFAS No. 158 to be approximately $5.0 million, reflected as an increase in accrued expenses and a decrease to stockholders’ equity on our consolidated balance sheet, with no impact to our statements of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108.  While we are currently evaluating the impact of adopting SAB No. 108, we do not believe that the application of SAB No. 108 will have a material effect on our results of operations or financial position.

Off-balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

(2)             Represents expected contributions under our defined benefit pension plans in 2006 (see below).  The expected contributions beyond 2006 are not currently determinable.

During the thirty-nine week period ended September 30, 2006, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the table above, except that in January 2006, we issued additional long-term debt of $25.0 million in the form of a new term loan under our amended senior secured credit facility due January 10, 2011, which is not reflected in the table.  See “Debt—Senior Secured Credit Facility” above.  In addition, we anticipate electing to make additional payments of approximately $1.1 million for a total contribution of $2.6 million for the plan year ended December 30, 2006 to fund our defined benefit pension plan obligations.

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

—           the effects of foreign currency movements between the Canadian dollar and U.S. dollar; and

—           fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

•                  the risk that our senior subordinated notes may be treated as equity for U.S. federal income tax purposes; and

•                  other factors discussed elsewhere in this report and in our public filings with the SEC, including under Item 1A, “Risk Factors” in our 2005 Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates.  As of September 30, 2006, our revolving credit facility was undrawn.  As a result, our only variable rate borrowings as of September 30, 2006, are under our term loan.  Interest under the term loan is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%.  Interest under our revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, or LIBOR plus an applicable margin.  As of September 30, 2006, the interest rate for the term loan was 8.36% (based upon a six-month LIBOR contract expiring on January 17, 2007).  A 100 basis point increase in interest rates, applied to our variable rate borrowings at September 30, 2006, would result in an annual increase in interest expense and a corresponding reduction in cash flow of $0.3 million.

We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year.  The fair value of the senior notes at September 30, 2006 and December 31, 2005, based on quoted market prices, was $246.6 million and $246.0 million, respectively.

We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due October 30, 2016, with interest payable quarterly on January 30, April 30, July 30 and October 30 of each year.  Of such outstanding principal amount, $143.0 million principal amount is represented by 20.0 million EISs.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.  As of September 30, 2006 and December 31, 2005, the fair value of the EISs, based on the per EIS closing price on the AMEX on June 30, 2006 and December 31, 2005 was $379.0 million and $290.4 million, respectively.  It is not practicable to estimate the fair value of the $143.0 principal amount of senior subordinated notes represented by the EISs.  Of the $165.8 million aggregate principal amount of senior subordinated notes outstanding, $22.8 million principal amount is not represented by EISs and trades separately.  The fair value of the separate senior subordinated notes at September 30, 2006 and December 31, 2005, based on quoted market prices, was $25.5 million.

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

Dated: November 1, 2006	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.