Form 10-K
period 2006-12-30
B&G Foods, Inc.
filed 2007-03-08
CIK 1278027

As filed with the Securities and Exchange Commission on March 8, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Enhanced Income Securities (EISs) held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $320,675,557. Each EIS represents one share of Class A common stock, par value $0.01 per share, and $7.15 principal amount of senior subordinated notes due 2016. In determining the market value of the registrant’s EISs held by non-affiliates, EISs beneficially owned by directors, officers and holders of more than 10% of the registrant’s EISs have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2007, the registrant had 20,000,000 shares of Class A common stock, par value $0.01 per share, outstanding, all of which were represented by EISs. As of February 28, 2007, the registrant had 7,556,443 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before April 30, 2007 in connection with the registrant’s 2007 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

PART I

Item 1.                        Business.

Overview

We manufacture, sell and distribute a diverse portfolio of high quality, shelf-stable food products. Many of our branded food products have leading regional or national market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced branded product. We complement our branded product retail sales with growing institutional and food service sales.

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

The table below includes some of the significant events in our recent history:

Date	Significant Event
December 1996	Acquisition of the Bloch & Guggenehimer and Burns and Ricker® brands from Specialty Foods Corp.
June 1997	Acquisition of the Regina, Wright’s, Brer Rabbit and Vermont Maid brands from Nabisco, Inc.
August 1997	Acquisition of the Trappey’s brand from E. Mcllhenny’s Son Corporation.
July 1998	Acquisition of the Maple Grove Farms of Vermont brand from certain individuals.
February 1999	Acquisition of the Polaner and related brands from International Home Foods, Inc. and M. Polaner, Inc.
March 1999	Acquisition of the Underwood, B&M, Ac’cent, Sa-son Ac’cent, Las Palmas and Joan of Arc brands from The Pillsbury Company and related entities.
June 2000

Entry into an agreement with Emeril’s Food of Love Productions, LLC (EFLP) pursuant to which we and EFLP agreed to create a signature line of consumer packaged foods products which are marketed under the label Emeril’s.

January 2001	Sale of the Burns & Ricker® brand to Nonni’s Food Company, Inc.
August 2003	Acquisition of the Ortega brand from Nestlé Prepared Foods Company.
October 2004	Completion of our initial public offering and the concurrent offerings.
December 2005	Acquisition of the Ortega food service dispensing pouch and dipping cup cheese sauce businesses from Nestlé USA, Inc.
January 2006	Acquisition of the Grandma’s molasses brand from Mott’s LLP, a Cadbury Schweppes Americas Beverages company
February 2007	Acquisition of the Cream of Wheat and Cream of Rice brands from Kraft Foods Global, Inc.

Products and Markets

The following is a brief description of our brands and product lines:

The Ortega brand has been in existence since 1897 and its products span the shelf-stable Mexican food segment including taco shells, tortillas, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products. Ortega products are distributed nationally. We recently introduced a number of snack products such as Salsa Con Queso, Salsa Verde and Guacamole under the Ortega brand.

The Cream of Wheat brand was introduced in 1893 and is among the leading brands and one of the most trusted and widely recognized brands of hot cereals sold in the United States. Cream of Wheat  is available in original 10-minute, 2½ minute and one-minute versions, and also in instant packets of original and other flavors, including Apples ‘n Cinnamon, Maple Brown Sugar and Strawberries ‘n Cream. We also offer Cream of Rice, a rice-based hot cereal.

The Maple Grove Farms of Vermont brand, which originated in 1915, is a leading brand of pure maple syrup in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, marinades, fruit syrups, confections, pancake mixes and organic products. Maple Grove Farms of Vermont products are distributed nationwide.

The Bloch & Guggenheimer brand originated in 1889, and its pickle, pepper/pimentos and relish products are a leading brand in the New York metropolitan area. This line consists of shelf-stable pickles, relishes, peppers, olives and other related specialty items.

The Polaner brand was introduced in 1880 and is comprised of a broad array of fruit-based spreads as well as jarred wet spices such as chopped garlic and basil. Polaner All Fruit is a leading national brand of fruit-juice sweetened fruit spread. The spreads are available in more than a dozen flavors. Polaner Sugar Free preserves are the second leading brand of sugar free preserves nationally.

The Emeril’s brand was introduced in 2000 under a licensing agreement with celebrity chef Emeril Lagasse. We offer a line of seasonings, salad dressings, marinades, pepper sauces, barbecue sauces, mustards, salsas and pasta sauces under the Emeril’s brand name. In addition, we recently introduced chicken, beef and vegetable cooking stocks under the Emeril’s brand.

The Las Palmas brand originated in 1922 and primarily includes authentic Mexican enchilada sauce and various pepper products.

The Underwood brand’s “Underwood Devil” logo, which was registered in 1870, is believed to be the oldest registered trademark still in use for a prepackaged food product in the United States. Underwood meat spreads, which were introduced in the late 1860s, include deviled ham, chicken and roast beef as well as liver pate and sardines.

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

The Trappey’s brand, which was introduced in 1898, has a Louisiana heritage. Trappey’s products fall into two major categories—high quality peppers and hot sauces, including Trappey’s Red Devil.

The Regina brand, which has been in existence since 1949, includes vinegars and cooking wines. Regina products are most commonly used in the preparation of salad dressings as well as in a variety of recipe applications, including sauces, marinades and soups.

The Joan of Arc brand, which originated in 1895, includes a full range of canned beans including kidney, chili and other beans. Joan of Arc products are sold nationally with significant sales in the Midwest and Southeast.

The Grandma’s brand of molasses, which was introduced in 1890, is the leading brand of premium-quality molasses sold in the United States. Grandma’s molasses products are offered in two distinct styles:  Grandma’s Original Molasses and Grandma’s Robust Molasses. Grandma’s molasses products are distributed nationally.

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

The Brer Rabbit brand has been in existence since 1907 and currently offers mild and full-flavored molasses products and a blackstrap molasses product. Mild molasses is designed for table use and full-flavored molasses is typically used in baking, barbeque sauces and as a breakfast syrup.

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

We believe our established infrastructure in these channels allows us to distribute additional product volume cost-effectively. We sell our brands primarily through broker sales networks to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors. The broker sales network handles the sale of our products at the customer level. We distribute our products in the greater New York metropolitan area primarily through direct-store-delivery (DSD). Our DSD broker sales force services over 1,600 individual grocery stores.

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

Over the past several years, we have established a national sales force that is capable of supporting our current business as well as potential new acquisitions. We have primarily developed our national sales force internally, and did not integrate sales and marketing personnel from acquired companies in connection with most of our brand acquisitions. In the case of our Maple Grove Farms of Vermont acquisition, management retained the brand’s sales force to serve the specialty channel related to that brand and for specialty-oriented brands that we might develop, license or acquire in the future. This same sales force subsequently launched the Emeril’s brand. The current national sales force is very experienced and was able to integrate the Ortega and Grandma’s molasses brands within 30 days following the close of the respective acquisitions.

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

Distribution.   We distribute our products through a multiple-channel system that we have developed as we have grown our business. We believe our distribution system has sufficient capacity to accommodate incremental product volume in a cost-effective manner, as demonstrated most recently in the initial Ortega acquisition in 2003, the Ortega food service dispensing pouch and dipping cup acquisition in 2005 and the Grandma’s molasses acquisition in 2006. See Item 2, “Properties” for a listing of our distribution and centers and warehouses.

Customers

Our top ten customers accounted for approximately 43.6% of our net sales for the fiscal year ended December 30, 2006 (fiscal 2006). Other than Wal-Mart, which accounted for 10.4% of our fiscal 2006 net sales, no single customer accounted for 10.0% or more of our fiscal 2006 net sales.

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

Our most significant competitors for our pickles and peppers products are Vlasic® and Mt. Olive® branded products. In addition, The J.M. Smucker Company is the main competitor for our fruit spread products marketed under the Polaner label. The Maple Grove Farms of Vermont pure maple syrup competes directly with the SpringTree® brand in the pure maple syrup category. Our Vermont Maid syrup products also have a number of competitors in the general pancake syrup market, including Aunt Jemima®, Mrs. Buttersworth® and Log Cabin®. Our B&M and Joan of Arc products compete primarily with Bush’s® brand products. Ortega products compete primarily with the Old El Paso® and Taco Bell® brands. Cream of Wheat products compete primarily with the Quaker® hot cereal brand.

In addition, our products compete not only against other brands in their respective product categories, but also against products in similar or related product categories. For example, our shelf-stable pickles compete not only with other brands of shelf-stable pickles, but also with products found in the refrigerated sections of grocery stores, and all our brands compete against private label products to varying degrees.

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

The profitability of our business relies in part on the prices we and our co-packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions, the effect of insects, plant diseases and fungi, and glass and metal prices. Although we enter into advance commodities purchase agreements from time to time, we and our co-packers are still exposed to potential increases in raw material costs. Moreover, due to the competitive environment in which we operate, we may be unable to increase the prices of our products to offset any increase in the cost of raw materials. As a result, any such increase could have a material adverse effect on our profitability, financial condition, results of operations or liquidity.

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

Nearly half of the recently acquired Cream of Wheat products are co-packed by a third-party manufacturer. Kraft Foods has assigned to us its rights and obligations under that co-packing agreement. The remaining Cream of Wheat products are manufactured in a Kraft Foods facility located in Cobourg, Canada. We have entered into a transition co-packing agreement with Kraft Foods to continue production of Cream of Wheat at Kraft Foods’ Cobourg manufacturing facility during a one-year transition period ending February 25, 2008. During this transition period, we will evaluate shifting this production to a third-party co-packer or to one of our own manufacturing facilities.

Trademarks and Licensing Agreements

We own 113 trademarks that are registered in the United States, 29 trademarks that are registered with certain U.S. states and Puerto Rico, and 405 trademarks that are registered in foreign countries. In addition, we have 13 trademark applications pending in the United States and foreign countries. Examples of our trademarks and registered trademarks include Ac’cent, B&G, B&G Sandwich Toppers, B&M, Brer Rabbit, Cozy Cottage, Cream of Wheat, Grandma’s, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Ortega, Polaner, Regina, Sa-s´on, Trappey’s, Underwood, Vermont Maid and Wright’s. We consider our trademarks to be of special significance in our business. We are not aware of any circumstances that would negatively impact our trademarks. Our credit facility is secured by substantially all of our assets (other than our real property), including our rights to our intellectual property.

In June 2000 we entered into a license agreement with Emeril’s Food of Love Productions, L.L.C. (EFLP). This license agreement grants us an exclusive license to use the intellectual property owned by EFLP relating to Mr. Lagasse, including the name ‘‘Emeril Lagasse’’ and pictures, photographs and other personality material, in connection with the manufacturing, marketing and distribution of dry seasoning, liquid seasoning, condiments, sauces, dressings and certain other products through retail channels in the United States, the Caribbean and Canada. We also have the right of first negotiation with respect to other shelf-stable grocery products. Under the license agreement, EFLP owns all of the recipes that it provides to us and all of our Emeril’s brand products and related marketing materials are subject to the prior approval of EFLP, which approval may not be unreasonably withheld. In addition, we are prohibited from entering into similar arrangements with other chefs or celebrities in connection with any of the products covered by our agreement with EFLP.

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

Employees and Labor Relations

As of December 30, 2006, our workforce consisted of 721 employees. Of that total, 514 employees were engaged in manufacturing, 55 were engaged in marketing and sales, 118 were engaged in distribution and 34 were engaged in administration. Approximately 284 of our 721employees, as of December 30, 2006, were covered by collective bargaining agreements. Approximately 56 of our employees at our Roseland, New Jersey facility were covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863), scheduled to expire on March 31, 2009. Approximately 137 of our employees at our Portland and Biddeford, Maine facilities were covered by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334), scheduled to expire on April 28, 2007. Approximately 91 of our employees at our Stoughton, Wisconsin facility were covered by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695), scheduled to expire on March 31, 2011. In general, we consider our employee and union relations to be good.

Government Regulation

Our operations are subject to extensive regulation by the United States Food and Drug Administration (FDA), the United States Department of Agriculture, the United States Department of Labor and other federal, state and local authorities regarding the processing, packaging, storage, distribution and labeling of our products and the health and safety of our employees. Our processing facilities and products are subject to periodic inspection by federal, state and local authorities.

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

We are also subject to the U.S. Bio-Terrorism Act of 2002 which imposes on us import and export regulations. Under the Bio-Terrorism Act, among other things, we are required to provide specific information about the food products we ship into the U.S. and to register our manufacturing facilities with the FDA.

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

Subsequent Events

Cream of Wheat Acquisition; Amended and Restated Credit Facility.   Effective February 25, 2007, through one of our subsidiaries, we closed on the acquisition of the Cream of Wheat and Cream of Rice brands from Kraft Foods Global, Inc. pursuant to an asset purchase agreement, for a purchase price of $200 million in cash, subject to a post-closing adjustment for inventory of the business at closing. The purchased assets include certain intellectual property, business and customer information, a third-party co-packing agreement, equipment and inventory. We also entered into a transition co-packing agreement with Kraft Foods to continue production of certain Cream of Wheat products at Kraft Foods’ Cobourg, Canada manufacturing facility during a one year transition period ending February 25, 2008. In connection with the acquisition, we amended and restated our senior secured credit facility to provide for an additional $205 million of term loan borrowings. We used the proceeds of the additional borrowings to fund the acquisition and to pay related transaction fees and expenses. The amended and restated credit facility is described more fully below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Debt—Senior Secured Credit Facility.”  Unless the context otherwise requires, all references in this report to our credit facility refer to our credit facility as so amended and restated.

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

Our largest customer, Wal-Mart Stores, Inc., accounted for 10.4% of our fiscal 2006 net sales and our ten largest customers together accounted for approximately 43.6% of our fiscal 2006 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on private label products. If we fail to use our marketing expertise and unique products and category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability may be adversely affected.

If we are unable to retain our key management personnel, our growth and future success may be impaired and our results of operations could suffer as a result.

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. As a result, departure by members of our senior management could have a material adverse effect on our business and results of operations. In addition, we do not maintain key-man life insurance on any of our executive officers.

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

We acquired the Cream of Wheat and Cream of Rice brands in February 2007 and we may pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or that we may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from recent or future acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. In addition, any acquired product lines or businesses may require a greater amount of trade, promotional and capital spending than we anticipate. Historically, we have grown net sales for some but not all of the brands we have acquired. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. Any inability by us to integrate and manage any acquired product lines or businesses in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We are vulnerable to fluctuations in the supply and price of raw materials and labor, manufacturing and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We purchase agricultural products, meat and poultry, other raw materials and packaging supplies from growers, commodity processors, other food companies and packaging manufacturers. While all such materials are available from numerous independent suppliers, raw materials and packaging supplies are subject to fluctuations in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, energy and fuel costs, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass and metal prices. Although we enter into advance commodities purchase agreements from time to time, these contracts do not protect us from all increases in raw material costs. In addition, the cost of labor, manufacturing, energy, fuel, packaging materials, pork and chicken and other costs related to the production and distribution of our food products have risen in recent years, and we believe that they may continue to rise in the foreseeable future. If the cost of labor, raw materials or manufacturing or other costs of production and distribution of our food products continue to increase, and we are unable to fully offset these increases by raising prices or other measures, our profitability and financial condition could be negatively impacted.

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

The value of our license agreement with Emeril’s Food of Love Productions, L.L.C. (EFLP) depends in large part on the reputation and integrity of Emeril Lagasse, under whose name the Emeril’s products are marketed. Mr. Lagasse is a widely recognized chef who currently enjoys celebrity status for his ability to prepare gourmet foods. Consumer and customer recognition of Mr. Lagasse and the Emeril’s brand and the association of this brand with safe and high quality food products form an integral part of our Emeril’s products. Should Mr. Lagasse’s popularity decline, or should our license with EFLP be lost or compromised for any reason, our operating results could be adversely impacted. In addition, EFLP may terminate the license agreement at any point if we fail to meet our obligations under the agreement.

We rely on the performance of major retailers, wholesalers, specialty distributors and mass merchants for the success of our business, and should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.

We sell our products principally to retail outlets and wholesale distributors including, traditional supermarkets, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors. The replacement by or poor performance of our major wholesalers, retailers or chains or our inability to collect accounts receivable from our customers could materially and adversely affect our results of operations and financial condition. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support.

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

Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of the raw materials that we use for our products. Our maple syrup products, for instance, are particularly susceptible to severe freezing conditions in Quebec, Canada and Vermont during the season in which maple syrup is produced. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their supplies. If our supplies of raw materials are reduced, we may not be able to find supplemental supply sources on favorable terms or at all, which could adversely affect our business and operating results.

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

We rely on co-packers to produce certain of our products. Such co-packers, whether in the United States or outside the United States, are subject to a number of regulations, including environmental regulations. Failure by any of our co-packers to comply with regulations, or allegations of compliance failure, may disrupt their operations. Disruption of the operations of a co-packer could disrupt our supply of product, which could have an adverse effect on our business, consolidated financial condition, results of operations or liquidity. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production interruption, may adversely affect our results of operations.

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

If consumers in our principal markets lose confidence in the safety and quality of certain food products, our business could be adversely affected. In addition, consumers have been increasingly focused on health and wellness with respect to the food products they buy. The food industry is also subject to scrutiny relating to genetically modified organisms and the health implications of obesity. We have been and will continue to be impacted by publicity concerning the health implications of our products, which could negatively influence consumer perception and acceptance of our products and marketing programs. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected.

Risk associated with foreign suppliers and co-packers, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.

Our relationships with foreign suppliers and co-packers subject us to the risks of doing business outside the United States. The countries from which we source our products may be subject to political and economic instability, and may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject. Our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject. In addition, changes in respective wage rates among the countries from which we and our competitors source product could substantially impact our competitive position. Changes in exchange rates, import/export duties or relative international wage rates applicable to us or our competitors could adversely impact our business, financial condition and results of operations. These changes may impact us in a different manner than our competitors.

Litigation regarding our trademarks and any other proprietary rights and intellectual property infringement claims may have a significant negative impact on our business.

We own 113 trademarks that are registered in the United States, 29 trademarks that are registered with certain U.S. states and Puerto Rico, and 405 trademarks that are registered in foreign countries. In addition, we have 13 trademark applications pending in the United States and foreign countries. We consider our trademarks to be of significant importance in our business. If the actions we take to establish and protect our trademarks and other proprietary rights are not adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights, it may be necessary for us to initiate or enter into litigation in the future to enforce our trademark rights or to defend ourselves against claimed infringement of the rights of others. Any legal proceedings could result in an adverse determination that could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements or shifts in union policy.

As of December 30, 2006, approximately 284 of our 721 employees were covered by collective bargaining agreements. Approximately 56 of our employees at our Roseland, New Jersey facility were covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863), scheduled to expire on March 31, 2009. Approximately 137 of our employees at our Portland and Biddeford, Maine facilities were covered by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334), scheduled to expire on April 28, 2007. Approximately 91 of our employees at our Stoughton, Wisconsin facility were covered by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695), scheduled to expire on March 31, 2011. Although we consider our employee relations to be generally good, a prolonged work stoppage or strike at any facility with union employees could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. We are in negotiations for a new collective bargaining agreement to replace the existing Portland and Biddeford, Maine collective bargaining agreement that is scheduled to expire on April 28, 2007. However, we cannot assure you that we will reach a new agreement with the union prior to the expiration date. If prior to the expiration of the Portland and Biddeford, Maine collective bargaining agreement or prior to the expiration of any of our other existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

For fiscal 2006, we had cash flows from operating activities of $32.8 million. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, results of operations, liquidity and ability to maintain or expand our business.

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

At December 30, 2006, we had $265.0 million aggregate principal amount of senior indebtedness, and $165.8 million aggregate principal amount of senior subordinated indebtedness. As a result of additional term loan borrowings used to finance our acquisition of the Cream of Wheat and Cream of Rice brands in February 2007, we currently have $470.0 million aggregate principal amount of senior indebtedness.

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

Our ability to make payments on and to refinance our indebtedness, including the senior subordinated notes, and to fund planned capital expenditures depends on our ability to generate cash flows from operating activities in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

A significant portion of our cash flows from operating activities is dedicated to servicing our debt requirements. In addition, we currently intend to distribute a significant portion of any remaining cash flow to our stockholders in the form of dividends. Moreover, prior to the maturity of our senior notes, we are not required to make any payments of principal on our senior subordinated notes.

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

Our credit facility and the indenture governing the senior notes contain significant restrictions on our ability to pay interest on the senior subordinated notes and dividends on the shares of Class A and Class B common stock based on meeting specified financial ratios, and compliance with other conditions. As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our credit facility or our senior notes, at or prior to maturity, or enter into additional agreements for senior indebtedness. Regardless of any protection holders of our securities have in the indenture governing the senior subordinated notes, any such amendment, refinancing or additional agreement may contain covenants which could limit in a significant manner our ability to pay interest and dividends to holders of the EISs, our Class A and Class B common stock and our senior subordinated notes.

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

We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. Before giving effect to the Cream of Wheat acquisition (which will increase our amortization of intangibles for tax purposes), we expect to be able to amortize for tax purposes approximately $18.2 million annually through 2011, approximately $16.5 million for fiscal 2012, approximately $15.0 million for fiscal 2013, approximately $10.3 million for fiscal 2014, approximately $9.1 million for fiscal 2015 through 2017, approximately $6.5 million for fiscal 2018, approximately $2.1 million for fiscal 2019 and 2020, and approximately $0.1 million for fiscal 2021. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

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

We currently have an effective registration statement on Form S-3 registering the sale of up to $200.0 million of securities, which we may use in the future to issue EISs, Class A common stock, senior subordinated notes or other debt or equity securities. In addition, following the fifth anniversary of the closing of our initial public offering or earlier under certain circumstances, holders of Class B common stock may demand registration of their Class B common stock.

Future sales or the availability for sale of substantial amounts of EISs, shares of our Class A common stock, a significant principal amount of our senior subordinated notes or other securities could adversely affect the prevailing market price of our securities and could impair our ability to raise capital through future sales of our securities.

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

Our corporate headquarters are located at Four Gatehall Drive, Suite 110, Parsippany, NJ 07054. Our manufacturing plants are generally located near major customer markets and raw materials. Of our five manufacturing facilities, four are owned and one is leased as of December 30, 2006. Management believes that our manufacturing plants have sufficient capacity to accommodate our planned growth. As of December 30, 2006, we owned or leased the offices, manufacturing and warehouse facilities and distribution centers described in the table below:

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

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity and operating efficiencies, and lower our overall costs. During the thirteen weeks ended December 31, 2005, we began negotiations for the sale of the land and building and classified the land and building, with a carrying value of $0.8 million, as assets held for sale at such time and ceased depreciation. The sale of our New Iberia facility closed on July 9, 2006. We received net proceeds of $1.3 million and recorded a gain on the sale of $0.5 million.

Item 3.                        Legal Proceedings.

We are involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, worker’s compensation and other employee claims, and tort and other general liability claims, as well as trademark, copyright, patent infringement and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2006, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Enhanced Income Securities (EISs), Class A Common Stock and Class B Common Stock

We have outstanding two separate classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share.

Our Enhanced Income Securities (EISs), each representing one share of Class A common stock and $7.15 principal amount of senior subordinated notes due 2016, are traded on the American Stock Exchange under the symbol “BGF” and have been so traded since October 8, 2004. Holders of our EISs have the right to separate EISs into the shares of Class A common stock and senior subordinated notes represented thereby. Currently, all of our shares of Class A common stock are represented by EISs. The following table sets forth the high and low sales prices of our EISs as reported on the American Stock Exchange for each of the quarterly periods indicated

	High	Low
Fiscal 2005
First Quarter	$15.80	$14.58
Second Quarter	$15.09	$14.25
Third Quarter	$14.90	$11.60
Fourth Quarter	$15.18	$12.21
Fiscal 2006
First Quarter	$15.35	$14.40
Second Quarter	$16.35	$14.11
Third Quarter	$19.27	$15.33
Fourth Quarter	$20.80	$15.91

On February 28, 2007, the closing sales price of our EISs on the AMEX was $22.47 per EIS.

As of February 28, 2007, we had one holder of record of the EISs, Cede & Co. (nominee for The Depository Trust Company (DTC)), which holds the EISs on behalf of approximately 135 participants in the DTC system, which in turn hold the EISs on behalf of beneficial owners. Holders of our EISs have the right to separate each EIS into the shares of Class A common stock and senior subordinated notes represented thereby. According to the records of our transfer agent, we had one holder of record of our Class A common stock as of February 28, 2007, Cede & Co., as holder of 20,000,000 EISs.

There is no established trading market for our Class B common stock. As of February 28, 2007, there were 23 holders of record of our Class B common stock and 7,556,443 shares of our Class B common stock were outstanding.

EIS Performance Graph

Set forth below is a line graph comparing the change in the cumulative total EIS holder return on our company’s EISs with the cumulative total return of the AMEX Composite Index and the S&P Packaged Foods & Meats Index for the period from October 8, 2004 (the first day of trading of our EISs on the American Stock Exchange) to December 30, 2006, assuming the investment of $100 on October 8, 2004 and the reinvestment of dividends and interest. The EIS price performance shown on the graph only reflects the change in our company’s EIS price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
B&G Foods, Inc. Enhanced Income Securities
AMEX Composite Index
The S&P Packaged Foods & Meats Index

	10/8/2004	1/1/2005	12/31/2005	12/30/2006
B&G Foods, Inc.(EIS)	$100.00	$102.82	$112.24	170.78
Amex Composite Index	100.00	114.26	141.08	167.85
S&P Packaged Foods & Meats	100.00	110.97	102.10	118.95

Dividend Policy

General

Prior to the completion of our initial public offering in October 2004, our board of directors adopted a dividend policy that reflects a basic judgment that our stockholders would be better served if we distributed our cash available to pay dividends to them instead of retaining it in our business. Under this policy, cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets and $6.0 million of dividend restricted cash (that can be used for the payment of dividends on Class A common stock or for any other purpose other than the payment of dividends on the Class B common stock) would in general be distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our Class A common stock and as regular annual cash dividends (up to the permitted dividend rate set forth below) to the holders of our Class B common stock and not be retained by us as cash on our consolidated balance sheet.

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

Since the completion of our initial public offering, we have declared and paid quarterly dividends on our Class A common stock at a rate per annum equal to $0.848 per share. We made our first dividend payment on our Class A common stock of $0.1864 per share on January 31, 2005, to holders of record as of December 31, 2004, which was a partial quarterly dividend payment for the period commencing on October 14, 2004, the date of completion of our initial public offering, and ending on January 1, 2005. Our board of directors declared quarterly dividends of $0.212 per share of Class A common stock during each quarter of fiscal 2006 and the fiscal year ended December 31, 2005 (fiscal 2005). B&G Foods has determined that for U.S. federal income tax purposes, all dividends paid in fiscal 2006 would be treated as a return of capital, and 96% of dividends paid in fiscal 2005 would be treated as a return of capital and the remainder would be treated as a dividend paid out of earnings and profits.

No dividends were declared for our Class B common stock for fiscal 2006, fiscal 2005 or fiscal 2004. Under our Class B dividend policy, subject to the risks set forth above and under Item 1A, “Risk Factors,” we intend to pay annual dividends to holders of our Class B common stock equal to Class B Available Cash (as defined below) for that period, divided by the number of Class B shares outstanding on the record date for such period, subject to the subordination provisions described below.

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

The table below illustrates for the fiscal year ended December 30, 2006 the amount of cash that we had available for distribution to our stockholders.

Fiscal Year Ended
Cash Available to Pay Dividends	December 30, 2006
(Dollars in thousands)
Net cash provided by operating activities	$32,771
Interest expense, net	43,481
Income taxes	5,962
Amortization of deferred debt issuance costs	(2,830)
Deferred income taxes	(6,165)
Gain on sale of property, plant and equipment	525
Changes in assets and liabilities	(4,744)
EBITDA	69,000
Reduction for cash income tax expense(a)	—
Cash interest expense(b)	(40,651)
Capital expenditures	(7,306)
Cash available to pay dividends on Class A common stock	21,043
Less:
Dividends paid on Class A common stock	16,960
Dividend restricted cash(c)	6,000
Cash available to pay dividends on Class B common stock	$(1,917)

(a)           For the fiscal year ending December 30, 2006, we had a net cash tax refund of $0.3 million.

(b)          For purposes calculating cash available to pay dividends, cash interest expense equals total interest expense less the amortization of deferred financing costs.

(c)           Under our organizational documents, our cash otherwise available for the payment of dividends on our Class B common stock for any year is reduced by $6.0 million.

There can be no assurance that we will continue to pay dividends at the historic levels set forth above, or at all. Dividend payments are not mandatory or guaranteed, are within the absolute discretion of our board of directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Over time, our EBITDA (net income before net interest expense, income taxes, depreciation and amortization), capital expenditures, working capital and other cash needs will be subject to uncertainties, which could impact the level of any dividends we pay in the future.

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

We used the proceeds of an additional $205 million of term loan borrowings under our credit facility to fund the acquisition of the Cream of Wheat and Cream of Rice brands in February 2007 and to pay related transaction fees and expenses. As a result, we will incur additional cash interest expense that could reduce our cash available to pay dividends. Interest on indebtedness under our credit facility is based upon a floating interest rate. As a result, our interest expense under our credit facility will increase if interest rates in the general economy rise. In addition, to the extent we finance capital expenditures, working capital or other cash needs with indebtedness under our credit facility or otherwise, we will incur additional cash interest expense and debt service obligations that could reduce our cash available to pay dividends.

Our intended policy to distribute rather than retain cash available to pay dividends (up to the intended dividend rate of $0.848 per share per annum on the Class A common stock as determined by our board of directors and up to the permitted dividend rate for the Class B common stock) is based upon our current assessment of our business and the environment in which we operate, and that assessment could change based on competitive or other developments (which could, for example, increase our need for capital expenditures or working capital), new acquisition opportunities or other factors. Our board of directors is free to depart from or change our dividend policy at any time and could do so, for example, if it were to determine that we had insufficient cash to take advantage of growth opportunities. Although management currently has no specific plans to increase capital spending to materially expand our business, management will evaluate acquisition opportunities as they arise and may pursue opportunities that it believes may result in net increases to our cash available for distribution.

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

Excess cash is defined in the indenture governing the senior subordinated notes, under the terms of our credit facility and in the indenture governing our senior notes. Excess cash is calculated as

“consolidated cash flow,” as defined in the indentures and under the terms of our credit facility (which, in each case, allows for the add-back of transaction related compensation charges relating to our initial public offering and concurrent offerings, and restructuring charges and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, certain repayment of indebtedness and the cash portion of the restructuring charges. Excess cash is not a substitute for operating income or net income, as determined in accordance with generally accepted accounting principles (GAAP). Excess cash is not a complete net cash flow measure because excess cash is a measure of liquidity that does not include reductions for cash payments for an entity’s obligation to fund changes in its working capital, acquisitions, if any, and repay its debt and pay its dividends. Rather, excess cash is one potential indicator of our ability to fund these cash requirements in compliance with our debt agreements. Excess cash is also not a complete measure of our profitability because it does not include costs and expenses for depreciation and amortization, transaction related compensation and non-cash restructuring charges. We believe that the most directly comparable GAAP measure to excess cash is net cash provided by operating activities. We present a reconciliation of EBITDA and adjusted EBITDA (equivalent to consolidated cash flow) to net cash provided by operating activities for fiscal 2004, 2005 and 2006 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We believe excess cash is indicative of our ability to declare and pay dividends on our common stock, including the Class A and Class B common stock, in compliance with the restricted payment covenants under the indenture governing the senior subordinated notes, the terms of our credit facility and the indenture governing the senior notes.

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

•       a “consolidated senior leverage ratio” (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA) of not more than 5.00 to 1.0; and

•       a “consolidated total leverage ratio” (defined as the ratio of our consolidated total debt of the last day of any period to our adjusted EBITDA for any period of four consecutive fiscal quarters) of not more than 7.00 to 1.0.

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

Equity Compensation Plans

As of December 30, 2006, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities in fiscal 2006.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during fiscal 2006.

Item 6.                        Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended December 30, 2006 (fiscal 2006), December 31, 2005 (fiscal 2005), January 1, 2005 (fiscal 2004), January 3, 2004 (fiscal 2003) and December 28, 2002 (fiscal 2002) have been derived from our audited consolidated financial statements.

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002
	(Dollars in thousands, except ratios and per share data)
Consolidated Statement of Operations Data(1):
Net sales	$411,306	$379,262	$372,754	$328,356	$293,677
Cost of goods sold	297,053	271,929	260,814	226,174	203,707
Cost of goods sold—restructuring charge	—	3,839	—	—	—
Gross profit	114,253	103,494	111,940	102,182	89,970
Sales, marketing and distribution expenses	45,343	41,522	43,241	39,477	35,852
General and administrative expenses(2)	7,688	6,965	4,885	6,313	4,911
Management fees—related party	—	—	386	500	500
Transaction related compensation expenses(3)	—	—	9,859	—	—
Gain on sale of property, plant and equipment(4)	(525)	—	—	—	—
Amortization expense—customer relationships(5)	731	—	—	—	—
Environmental clean-up expenses	—	—	—	—	100
Operating income	61,016	55,007	53,569	55,892	48,607
Derivative gain(6)	—	—	—	—	(2,524)
Interest expense, net(7)	43,481	41,767	48,148	31,205	26,626
Income before income tax expense	17,535	13,240	5,421	24,687	24,505
Income tax expense	5,962	5,235	2,126	9,519	9,260
Net income	11,573	8,005	3,295	15,168	15,245
Preferred stock accretion	—	—	11,666	13,336	11,739
Gain on repurchase of preferred stock	—	—	(17,622)	—	—
Net income available to common stockholders	$11,573	$8,005	$9,251	$1,832	$3,506
Earnings per share data:
Weighted average basic and diluted Class A shares outstanding	20,000	20,000	4,231	—	—
Weighted average basic Class B shares outstanding	7,556	7,556	10,739	11,593	11,593
Weighted average diluted Class B shares outstanding	7,556	7,556	13,813	15,492	15,492
Net income (loss) available to common stockholders per share:
Distributed basic and diluted earnings:
Class A common stock	$0.85	$0.85	$0.88	$—	$—
Basic earnings per share:
Class A common stock	$0.65	$0.53	$1.25	$—	$—
Class B common stock	$(0.20)	$(0.33)	$0.37	$0.16	$0.30
Diluted earnings per share:
Class A common stock	$0.65	$0.53	$1.19	$—	$—
Class B common stock	$(0.20)	$(0.33)	$0.31	$0.12	$0.23
Other Financial Data(1):
Net cash provided by operating activities	$32,771	$22,523	$19,302	$27,431	$26,417
Capital expenditures	(7,306)	(6,659)	(6,598)	(6,442)	(6,283)
Payments for acquisition of businesses	(30,102)	(2,513)	—	(118,179)	—
Net proceeds from sale of property, plant and equipment	1,275	—	52	—	—
Net cash provided by (used in) financing activities	7,621	(16,448)	7,628	89,470	(19,351)
EBITDA(8)	$69,000	$61,919	$60,292	$61,906	$56,431
Ratio of earnings to fixed charges(9)	1.4x	1.3x	1.1x	1.8x	1.9x
Senior debt / EBITDA(10)	3.8x	3.9x	4.0x	2.4x	l.0x
Total debt / EBITDA	6.2x	6.6x	6.7x	6.0x	4.9x
EBITDA / cash interest expense(11)	1.7x	1.6x	1.9x	2.3x	2.4x
Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$29,626	$25,429	$28,525	$8,092	$15,866
Net working capital(12)	73,415	78,407	73,259	59,245	54,100
Total assets	616,205	594,175	595,952	549,939	430,673
Total debt	430,800	405,800	405,800	368,796	273,796
Mandatorily redeemable preferred stock	—	—	—	43,188	37,714
Total stockholders’ equity(13)(14)	$75,487	$83,274	$92,261	$49,991	$40,351

(1)             The purchase method of accounting was used to account for our initial acquisition of the Ortega business on August 21, 2003, our acquisition of the Ortega food service dispensing pouch and dipping cup business on December 1, 2005 and our acquisition of the Grandma’s molasses business on January 10, 2006.

(2)             General and administrative expenses include a bad debt expense incurred for fiscal 2003 of $0.6 million ($0.4 million, net of taxes) relating to Fleming Companies, Inc., which filed for Chapter 11 Bankruptcy on April 1, 2003.

(3)             Transaction related compensation expenses in fiscal 2004, which were incurred in connection with our initial public offering and related transactions, include $6.0 million of transaction bonuses and $3.9 million for the repurchase of employee stock options.

(4)             The gain on sale of property, plant and equipment of $0.5 million relates to the sale of our New Iberia, Louisiana, manufacturing facility on July 9, 2006.

(5)             Amortization expense of customer relationships are amortized over their useful lives of 20 years and includes the amortization expense relating to the amortization of customer relationship intangibles acquired in the Grandma’s molasses acquisition, which was $0.7 million for fiscal 2006. We had no customer relationship intangibles in fiscal 2005, 2004, 2003 or 2002.

(6)             Derivative gain reflects the change in fair value of our interest rate swap agreement from the date we entered into the agreement to the date the swap agreement was terminated.

(7)             Fiscal 2004 net interest expense includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(8)             We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA as adjusted for transaction related compensation expenses incurred in fiscal 2004 in connection with our initial public offering, the concurrent offerings and the related transactions and restructuring charges incurred in fiscal 2005. We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net cash provided by operating activities. We present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in our credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. EBITDA and adjusted EBITDA are not substitutes for operating income or net income, as determined in accordance with generally accepted accounting principles. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends, and in the case of adjusted EBITDA, cash used to pay transaction related bonuses and repurchase of employee stock options and restructuring charges. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA also are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes, and in the case of adjusted EBITDA, the cost of transaction related bonuses and repurchase of employee stock options and the cost to restructure operations. EBITDA and adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities. Set forth below is a reconciliation of net income to EBITDA and adjusted EBITDA and a reconciliation of EBITDA and adjusted EBITDA to net cash provided by operating activities for fiscal 2006, 2005, 2004, 2003 and 2002.

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002
	(Dollars in thousands)
Net income	$11,573	$8,005	$3,295	$15,168	$15,245
Income tax expense	5,962	5,235	2,126	9,519	9,260
Interest expense, net(A)	43,481	41,767	48,148	31,205	26,626
Depreciation and amortization	7,984	6,912	6,723	6,014	5,300
EBITDA	69,000	61,919	60,292	61,906	56,431
Transaction related compensation expenses(B)	—	—	9,859	—	—
Cost of goods sold—restructuring charge(C)	—	3,839	—	—	—
Adjusted EBITDA	69,000	65,758	70,151	61,906	56,431
Income tax expense	(5,962)	(5,235)	(2,126)	(9,519)	(9,260)
Interest expense, net(A)	(43,481)	(41,767)	(48,148)	(31,205)	(26,626)
Transaction related compensation expenses(B)	—	—	(9,859)	—	—
Deferred income taxes	6,165	4,795	7,462	4,382	5,532
Amortization of deferred financing and bond discount	2,830	2,791	2,532	2,839	2,686
Write-off of pre-existing deferred debt issuance costs	—	—	—	1,831	—
Costs relating to the early extinguishment of debt(A)	—	—	13,906	—	—
Gain on sale of property, plant and equipment(C)	(525)	—	—	—	—
Restructuring charge—cash portion(C)	—	(769)	—	—	—
Changes in assets and liabilities, net of effects of business combination	4,744	(3,050)	(14,616)	(2,803)	(2,346)
Net cash provided by operating activities	$32,771	$22,523	$19,302	$27,431	$26,417

(A)        Net interest expense in fiscal 2004 includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(B)        Transaction related compensation expenses, which were incurred in connection with our initial public offering, the concurrent offerings and the related transactions, include $6.0 million for transaction bonuses and $3.9 million for our repurchase of employee stock options.

(C)        On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In fiscal 2005, we recorded a charge of $3.8 million. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million. The sale of our New Iberia facility closed on July 9, 2006. We received net proceeds of $1.3 million and recorded a gain on the sale of $0.5 million.

(9)             We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness, and an interest component of lease rental expense.

(10)    Senior debt, as defined in the indenture governing our senior subordinated notes, is equal to all of our outstanding debt excluding our senior subordinated notes.

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004	December 28, 2002
	(Dollars in thousands, except ratios)
Senior secured credit facility:
Revolving credit facility	$—	$—	$—	$—	$—
Term loan	25,000	—	—	149,625	54,856
Senior notes	240,000	240,000	240,000	—	—
Obligations under capital leases	—	—	—	—	—
Senior debt	$265,000	$240,000	$240,000	$149,625	$54,856
EBITDA	$69,000	$61,919	$60,292	$61,906	$56,431
Senior debt / EBITDA	3.8x	3.9x	4.0x	2.4x	1.0x
Adjusted EBITDA	$69,000	$65,758	$70,151	$61,906	$56,431
Senior debt / adjusted EBITDA	3.8x	3.6x	3.4x	2.4x	1.0x

    (11) Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount and early extinguishment of debt costs.

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005	January 3 2004	December 28, 2002
	(Dollars in thousands, except ratios)
Interest expense, net	$43,481	$41,767	$48,148	$31,205	$26,626
Amortization of deferred financing and bond discount	(2,830)	(2,791)	(2,532)	(2,839)	(2,686)
Early extinguishments of debt costs including: write-off of deferred financing costs, bond tender costs and bond discount	—	—	(13,906)	(1,831)	—
Cash interest expense	$40,651	$38,976	$31,710	$26,535	$23,940
EBITDA	$69,000	$61,919	$60,292	$61,906	$56,431
EBITDA / cash interest expense	1.7x	1.6x	1.9x	2.3x	2.4x
Adjusted EBITDA	$69,000	$65,758	$70,151	$61,906	$56,431
Adjusted EBITDA / cash interest expense	1.7x	1.7x	2.2x	2.3x	2.4x

    (12) Net working capital is current assets excluding cash and cash equivalents minus current liabilities.

    (13) We adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158) effective December 30, 2006. For fiscal 2006, the adoption of SFAS No. 158 resulted in the recognition of an incremental $2.6 million of additional pension obligations, an increase in deferred tax assets of $1.0 million and a decrease to stockholders’ equity of $1.6 million, with no impact to our statements of operations or cash flows. See “Recent Accounting Pronouncements” in Item 7 below.

    (14) We adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108) effective January 1, 2006. The adoption of SAB No. 108 allowed a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. In accordance with SAB No. 108, we have adjusted our opening accumulated deficit for fiscal 2006 in the amount of $0.6 million to re-establish certain deferred tax liabilities that were reversed prior to fiscal 2001. See “Recent Accounting Pronouncements” in Item 7 below.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A, “Risk Factors” and under the heading “Forward-Looking Statements” below and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

General

We manufacture, sell and distribute a diversified portfolio of high quality, shelf-stable, branded food products, many of which have leading regional or national retail market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced branded product.

Our business strategy is to continue to increase sales, profitability and cash available to pay dividends by enhancing our existing portfolio of branded shelf-stable products and by capitalizing on our competitive strengths. We intend to implement our strategy through the following initiatives: profitably growing our established brands, leveraging our unique multiple-channel sales and distribution system, introducing new products, capitalizing on the higher growth Mexican segment of the food industry, designing new products and modifying existing products to address consumer health and wellness concerns such as diabetes, obesity and natural/organic foods, and expanding our brand portfolio through acquisitions.

Since 1996, we have successfully acquired and integrated 17 separate brands into our operations. In February 2007, we acquired the Cream of Wheat and Cream of Rice brands from Kraft Foods. We believe this acquisition will enhance our overall gross margins and be accretive to our cash flows from operations beginning in fiscal 2007. We believe that successful future acquisitions, if any, will enhance our portfolio of existing businesses, further leveraging our existing infrastructure.

We completed the acquisition of The Ortega Brand of Business from Nestlé Prepared Foods Company on August 21, 2003, which we refer to in this report as “Ortega” or the “initial Ortega acquisition.”  We subsequently completed the acquisition of the Ortega food service dispensing pouch and dipping cup cheese sauce businesses from Nestlé USA, Inc. on December 1, 2005, which we refer to in this report as the “Ortega food service dispensing pouch and dipping cup acquisition.”  We completed the acquisition of the Grandma’s molasses business from Motts LLP, a Cadbury Schweppes Americas Beverages Company, on January 10, 2006, which we refer to in this report as the Grandma’s molasses acquisition. We completed the acquisition of the Cream of Wheat and Cream of Rice brands from Kraft Foods Global, Inc., effective February 25, 2007, which we refer to in this report as the “Cream of Wheat acquisition.”  The Ortega acquisitions and the Grandma’s molasses acquisition have been, and the Cream of Wheat acquisition will be, accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the purchase method of accounting for these acquisitions affect comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above under Item 1A, “Risk Factors” and below under the heading “Forward-Looking Statements” include:

Fluctuations in Commodity Prices and Production and Distribution Costs:   We purchase raw materials, including agricultural products, meat, poultry, other raw materials and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. In fiscal 2006, our commodity prices for maple syrup and corn sweeteners have been higher than those incurred in fiscal 2005. In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen in recent years, and we believe that certain of these costs may continue to rise in the foreseeable future. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. We cannot assure you that any sales price increases by us will offset the increased cost of raw material commodities.

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

Consumer Concern Regarding Food Safety, Quality and Health:   The food industry is subject to consumer concerns regarding the safety and quality of certain food products, including the health implications of genetically modified organisms and obesity.

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

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, pension benefits, purchase accounting allocations, the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment, deferred tax assets, and the accounting for our EISs, including their treatment in computing our income tax expense, the accounting for earnings per share and acquisition accounting. Actual results could differ from these estimates and assumptions.

Our significant accounting policies are described more fully in note 2 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated cost to sell. Estimating future cash flows and calculating fair value of assets requires significant estimates and assumptions by management.

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

We completed our annual impairment tests for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 with no adjustments to the carrying values of goodwill and indefinite life intangibles. We did not note any events or circumstances during fiscal 2006, 2005 or 2004 that would indicate that goodwill or indefinite life intangibles might be impaired.

Accounting Treatment for EISs.

Our EISs include Class A common stock and senior subordinated notes. Upon completion of our initial public offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the combined fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that require bifurcation under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs. Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes, and the allocation of the EIS proceeds to the senior subordinated notes did not result in a premium or discount.

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

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if such tax position is probable of being sustained.

We have accounted for our issuance of EISs as an issuance of the separate securities evidenced by such EISs and have allocated the proceeds received for each EIS between the Class A common stock and senior subordinated note represented thereby in the amounts of their respective fair values at the time of issuance. Accordingly, we have accounted for the senior subordinated notes represented by the EISs as long-term debt bearing a stated interest rate and maturing on October 30, 2016. In connection with the issuance and initial public offering of the EISs, we received an opinion from counsel that the senior subordinated notes should be treated as debt for United States federal income tax purposes. Consistent with the opinion we received from counsel and the results of a recently completed IRS audit of our 2004 tax return, we continue to be of the view that the senior subordinated notes should be treated as debt for United States federal income tax purposes (although we have not sought a ruling from the IRS on this issue), and we intend to deduct annually interest expense of approximately $19.9 million on the senior subordinated notes from taxable income for United States federal and state income tax purposes. There can be no assurance that the classification of senior subordinated notes as debt (or the amount of interest expense deducted) will not be challenged in the future by the IRS or other tax jurisdictions or will be sustained by a court of law if challenged.

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

Pension Expense

We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2006, we made total pension contributions to our pension plans of $1.6 million compared with $2.2 million in fiscal 2005. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in fiscal 2007 and beyond.

Our discount rate assumption increased from 5.65% at December 31, 2005 to 5.90% at December 30, 2006 for our pension plans. We presently anticipate that assumption changes, coupled with the amortization of deferred gains and losses will result in a decrease in fiscal 2007 pre-tax pension expense of approximately $0.3 million. While we do not presently anticipate a change in our fiscal 2007 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.1 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.1 million.

In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute will take effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. We are currently evaluating the effect, if any, that the Pension Protection Act of 2006 will have on future pension funding requirements.

The adoption of SFAS No. 158 required us to record an incremental after-tax charge of $1.6 million in accumulated other comprehensive loss related to the unrecognized net actuarial losses and unrecognized prior service costs.

Acquisition Accounting

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically obtain assistance from third party valuation specialists.

Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

All of these judgments and estimates can materially impact our results of operations.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.2%	71.7%	70.0%
Cost of goods sold—restructuring charge	0.0%	1.0%	0.0%
Gross profit	27.8%	27.3%	30.0%
Sales, marketing and distribution expenses	11.0%	10.9%	11.6%
General and administrative expenses	1.9%	1.8%	1.3%
Management fees-related party	0.0%	0.0%	0.1%
Transaction related compensation expenses	0.0%	0.0%	2.6%
Gain on sale of property, plant and equipment	(0.1)%	0.0%	0.0%
Amortization expense—customer relationships	0.2%	0.0%	0.0%
Operating income	14.8%	14.5%	14.4%
Interest expense, net	10.6%	11.0%	12.9%
Income before income tax expense	4.2%	3.5%	1.5%
Income tax expense	1.4%	1.4%	0.6%
Net income	2.8%	2.1%	0.9%
Preferred stock accretion	0.0%	0.0%	3.1%
Gain on repurchase of preferred stock	0.0%	0.0%	(4.7)%
Net income available to common stockholders	2.8%	2.1%	2.5%

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

Amortization Expense—Customer Relationships.   Amortization expense—customer relationships includes the amortization expense associated with customer relationship intangibles, which are amortized over their useful lives of 20 years.

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

Non-GAAP Financial Measures

Certain disclosures in this report include “non-GAAP (Generally Accepted Accounting Principles) financial measures.”  A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows. We present EBITDA (net income before net interest expense, income taxes, depreciation and amortization) and adjusted EBITDA (EBITDA as adjusted for transaction related compensation expenses incurred in fiscal 2004 in connection with our initial public offering, the concurrent offerings and the related transactions and restructuring charges incurred in fiscal 2005) because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in our credit facility and the indentures governing our senior notes and our senior subordinated notes contain ratios based on these measures.

A reconciliation of EBITDA and adjusted EBITDA with the most directly comparable GAAP measure is included below for the fifty-two weeks ended December 30, 2006, December 31, 2005 and January 1, 2005 along with the components of EBITDA and adjusted EBITDA.

Reconciliation of EBITDA and Adjusted EBITDA to Net Cash Provided by Operating Activities.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in thousands)
Net income	$11,573	$8,005	$3,295
Income tax expense	5,962	5,235	2,126
Interest expense, net(1)	43,481	41,767	48,148
Depreciation and amortization	7,984	6,912	6,723
EBITDA(2)	69,000	61,919	60,292
Transaction related compensation expenses(3)	—	—	9,859
Cost of goods sold—restructuring charge(4)	—	3,839	—
Adjusted EBITDA(2)	69,000	65,758	70,151
Income tax expense	(5,962)	(5,235)	(2,126)
Interest expense, net(1)	(43,481)	(41,767)	(48,148)
Transaction related compensation expenses(3)	—	—	(9,859)
Deferred income taxes	6,165	4,795	7,462
Amortization of deferred financing costs and bond discount	2,830	2,791	2,532
Costs relating to the early extinguishment of debt(1)	—	—	13,906
Gain on sale of property, plant and equipment(4)	(525)	—	—
Restructuring charge—cash portion(3)	—	(769)	—
Changes in assets and liabilities, net of effects of business combinations	4,744	(3,050)	(14,616)
Net cash provided by operating activities	$32,771	$22,523	$19,302

(1)          Net interest expense for the fifty-two week period ended January 1, 2005 includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our initial public offering, the concurrent offerings and the related transactions. Included in these costs are:  $8.4 million for the write-off of deferred financing costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(2)          We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA as adjusted for transaction related compensation expenses incurred in fiscal 2004 in connection with our initial public offering, the concurrent offerings and the related transactions and restructuring charges incurred in fiscal 2005. We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net cash provided by operating activities. We present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt. We also present this discussion of EBITDA and adjusted EBITDA because covenants in our credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. EBITDA and adjusted EBITDA are not substitutes for operating income or net income, as determined in accordance with generally accepted accounting principles. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions, if any, and pay its income taxes and dividends, if any, and in the case of adjusted EBITDA, cash used to pay transaction related bonuses, repurchase employee stock options and restructure operations. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA also are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes and in the case of adjusted EBITDA, the cost of transaction related bonuses and repurchase of employee stock options and the cost to restructure operations. EBITDA and adjusted EBITDA, as we define them, may differ from similarly named measures used by other entities.

(3)          Transaction related compensation expenses for the fifty-two week period ended January 1, 2005, which were incurred in connection with our initial public offering, the concurrent offerings and the related transactions, include: $6.0 million for transaction bonuses and $3.9 million for our repurchase of employee stock options.

(4)          On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In the fifty-two weeks ended December 31, 2005, we recorded a charge of $3.8 million. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million. We sold the New Iberia, Louisiana, manufacturing facility on July 9, 2006 and recognized a gain of $0.5 million on the sale.

Fiscal Year Ended December 30, 2006 Compared to Fiscal Year Ended December 31, 2005

Net Sales.   Net sales increased $32.0 million or 8.4% to $411.3 million for the fifty-two week period ended December 30, 2006 (fiscal 2006) from $379.3 million for the fifty-two week period ended December 31, 2005 (fiscal 2005). The Ortega food service dispensing pouch and dipping cup acquisition accounted for $10.4 million of the net sales increase, the Grandma’s molasses acquisition accounted for $9.8 million of the net sales increase and a temporary co-packing arrangement accounted for $3.0 million of the net sales increase. The remaining $8.8 million increase in net sales was related to increases in sales price and unit volume. Net sales of our lines of Ortega (exclusive of food service dispensing pouch and dipping cup net sales), Maple Grove Farms, B&M, Las Palmas and Ac’cent products increased in the amounts of $6.0 million, $3.9 million, $1.3 million, $0.7 million and $0.4 million, or 7.8%, 7.1%, 5.9%, 3.1% and 2.6%, respectively. These increases were offset by a reduction in net sales of Emeril’s and B&G pickle and pepper products of $2.4 million, and $1.2 million or 10.1% and 2.8%, respectively. All other brands increased in the aggregate by $0.1 million or 0.1%.

Gross Profit.   Gross profit increased $10.8 million or 10.4% to $114.3 million in fiscal 2006 from $103.5 million in fiscal 2005. On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In fiscal 2005, we recorded a charge of $3.8 million. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million. No restructuring charges were recorded or expensed during fiscal 2006.

Adjusted gross profit, which excludes the fiscal 2005 restructuring charge described above, increased $7.0 million or 6.5%, to $114.3 in fiscal 2006 from $107.3 million in fiscal 2005. Adjusted gross profit expressed as a percentage of net sales decreased 0.5% to 27.8% in fiscal 2006 from 28.3% in fiscal 2005. The decrease in adjusted gross profit as a percentage of net sales was primarily due to higher costs for transportation, maple syrup, packaging materials and corn sweeteners, which were partially offset by sales price increases and a shift in the sales mix to higher margin products.

Sales, Marketing and Distribution Expenses.   Sales, marketing and distribution expenses increased $3.8 million or 9.2% to $45.3 million for fiscal 2006 from $41.5 million for fiscal 2005. These expenses expressed as a percentage of net sales increased to 11.0% in fiscal 2006 from 10.9% in fiscal 2005. The increase is primarily due to increased consumer marketing and trade spending of $1.7 million. Brokerage and salary expenses increased $1.5 million due to increased sales volume. Incentive compensation increased $0.6 million.

General and Administrative Expenses.   General and administrative expenses increased $0.7 million or 10.0% to $7.7 million in fiscal 2006 from $7.0 million in fiscal 2005. The increase was primarily due to increased incentive compensation of $0.7 million.

Gain on Sale of Property, Plant and Equipment.   Gain on sale of property, plant and equipment in fiscal 2006 related to the gain on the sale of our New Iberia facility of $0.5 million. There were no gains or losses on the sale of property, plant and equipment in fiscal 2005.

Amortization Expense—Customer Relationships.   Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma’s molasses acquisition, was $0.7 million in fiscal 2006. We had no customer relationship intangibles in fiscal 2005.

Operating Income.   As a result of the foregoing, operating income increased $6.0 million or 10.9% to $61.0 million in fiscal 2006 from $55.0 million in fiscal 2005. Operating income expressed as a percentage of net sales increased to 14.8% in fiscal 2006 from 14.5% in fiscal 2005. Operating income for fiscal 2005 was negatively impacted by $3.8 million as a result of the restructuring charge described above. Operating income for fiscal 2006 was positively impacted by $0.5 million as a result of the gain of sale of our New Iberia facility.

Interest Expense.   Net interest expense increased $1.7 million to $43.5 million in fiscal 2006 from $41.8 million in fiscal 2005. We capitalized $0.3 million of interest as part of our capital spending in fiscal 2006. We did not capitalize any interest in fiscal 2005. Our average long-term debt outstanding increased $25.0 million in fiscal 2006 as compared to fiscal 2005 as a result of term loan borrowings used to finance the Grandma’s molasses acquisition. See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.   Income tax expense increased $0.8 million to $6.0 million in fiscal 2006 from $5.2 million in fiscal 2005. Our effective tax rate for fiscal 2006 was 34.0% as compared with 39.5% for fiscal 2005. The decrease in our effective tax rate is primarily attributable to a reduction in the state effective tax rate used to measure our deferred tax liabilities which had a favorable impact on our fiscal 2006 income tax expense of $1.0 million. The decrease in the state effective tax rate, net of federal benefit of 1.1% is the result of changes in state income apportionment factors.

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended January 1, 2005

Net Sales.   Net sales increased $6.5 million or 1.8% to $379.3 million for the fifty-two week period ended December 31, 2005 (fiscal 2005) from $372.8 million for the fifty-two week period ended January 1, 2005 (fiscal 2004). Sales increased $6.5 million relating to sales price increases, offset by decreases in unit volume. Sales of our Maple Grove Farms of Vermont, Ortega, Las Palmas and Polaner brands increased $5.0 million, $2.0 million, $1.9 million and $1.9 million or 10.0%, 2.6%, 9.1% and 5.2%, respectively. Sales of our Emeril’s, Sason, B&M, Ac’cent and Vermont Maid brands decreased by $2.1 million, $0.9 million, $0.7 million, $0.7 million and $0.6 million, or 8.1%, 18.7%, 3.1%, 3.8% and 19.5%, respectively. All other brands increased in the aggregate $0.7 million or 0.5%.

Gross Profit.   Gross profit decreased $8.4 million or 7.6% to $103.5 million in fiscal 2005 from $111.9 million in fiscal 2004. Adjusted gross profit, which excludes the $3.8 million restructuring charge described above relating to the closing of our New Iberia facility, decreased $4.6 million or 4.1%, to $107.3 in fiscal 2005 from $111.9 million in fiscal 2004. Adjusted gross profit expressed as a percentage of net sales decreased 1.7% to 28.3% in fiscal 2005 from 30.0% in fiscal 2004. The decrease in adjusted gross profit was primarily due to higher costs for transportation, maple syrup, packaging materials, pickle and peppers, beans and a shift in the product mix sold. These higher costs were partially offset by sales price increases.

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

Cash Flows.

Cash provided by operating activities increased $10.3 million to $32.8 million in fiscal 2006 from $22.5 million in fiscal 2005. The increase was due to an increase in net income of $3.6 million, planned inventory reductions, the timing of accounts receivable collections, increases in other long-term liabilities and accrued expenses, offset by a decrease in accounts payable due to the reduction in inventory and an increase in other assets. Working capital at December 30, 2006 was $103.0 million, a decrease of $0.8 million over working capital at December 31, 2005 of $103.8 million.

Net cash used in investing activities for fiscal 2006 was $36.1 million as compared to net cash used in investing activities of $9.2 million for fiscal 2005. Capital expenditures during fiscal 2006 of $7.3 million included building improvements, purchases of manufacturing and computer equipment and capitalized interest, and were $0.6 million greater than our $6.7 million in capital expenditures during fiscal 2005. Investment activities for fiscal 2006 included $30.1 million for the Grandma’s molasses acquisition and net proceeds from the sale of our New Iberia facility of $1.3 million. Investment expenditures for fiscal 2005 included $2.5 million for the Ortega food service dispensing pouch and dipping cup acquisition.

Net cash provided by financing activities for fiscal 2006 was $7.6 million as compared to net cash used in financing activities of $16.5 million for fiscal 2005. In fiscal 2006, net cash provided by financing activities consists of $25.0 million from term loan borrowings related to the Grandma’s molasses acquisition, offset by $17.0 million in dividends paid to holders of our Class A common stock and $0.4 million in debt issuance costs. In fiscal 2005, net cash used in financing activities included dividends paid to holders of our Class A common stock of $16.5 million.

We believe that based on a number of factors, including our trademark and goodwill amortization for tax purposes from our prior acquisitions, and the income tax effects of our initial public offering, the concurrent offerings and related transactions, including our call premium on our outstanding senior subordinated notes, other write-offs of existing deferred financing costs and the compensation expense associated with our repurchase of certain management stock options, we realized a significant reduction in cash taxes in 2006 and 2005 as compared to our tax expense for financial statement purposes. While we expect cash taxes to increase beginning in 2007 as compared to the prior two years, we will realize a benefit to our cash taxes payable from amortization of our trademarks and goodwill for the taxable years 2007 through 2021 that will not be reflected in our tax expense for financial statement purposes.

Dividend Policy.

Prior to the completion of our initial public offering, our board of directors adopted a dividend policy that reflects a basic judgment that our stockholders would be better served if we distributed our cash available to pay dividends to them instead of retaining it in our business. Under this policy, cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets and $6.0 million of dividend restricted cash (that can be used for the payment of dividends on Class A common stock or for any other purpose other than the payment of dividends on the Class B common stock) would in general be distributed as regular quarterly cash dividends (up to the intended dividend rate of $0.848 per share per annum as determined by our board of directors) to the holders of our Class A common stock and as regular annual cash dividends (up to the dividend rate permitted under our debt agreements and our organizational documents) to the holders of our Class B common stock and not be retained by us.

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

For fiscal 2006, we had cash flows from operating activities of $32.8 million. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business.

Acquisitions.

Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. We have historically financed acquisitions with borrowings and cash flows from operating activities. Our interest expense has increased significantly as a result of additional indebtedness we have incurred as a result of our acquisition of Grandma’s molasses in January 2006 and Cream of Wheat in February 2007, and will increase with any additional indebtedness we may incur to finance potential future acquisitions, if any. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Environmental, Health and Safety Costs.

We have not made any material expenditures during fiscal 2006, 2005 or 2004 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt.

Senior Secured Credit Facility.   Concurrent with our initial public offering and concurrent offerings, we entered into a $30.0 million senior secured revolving credit facility on October 14, 2004. In order to finance the Grandma’s molasses acquisition, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million. In order to finance the Cream of Wheat acquisition, our credit facility was amended and restated to provide for, among other things, an additional $205.0 million of term loans. As amended, our $25.0 million revolving credit facility matures on January 10, 2011 and our $230.0 million term loan facility matures on February 26, 2013.

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin. We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. Interest under the term loan facility is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. As of December 30, 2006, the interest rate for the term loan was 8.36% based upon a six-month LIBOR contract that expired on January 17, 2007. Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.09% the interest rate payable for $130 million of our $230 million of term loan borrowings. As of February 26, 2007, the interest rate for the remaining $100.0 million of our term loan borrowings is 7.36% (based upon a three-month LIBOR contract expiring May 25, 2007). The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133. The swap is in place through the life of the term loan, ending on February 26, 2013. Changes in fair value of the swap are recorded in accumulated other comprehensive loss on our consolidated balance sheet.

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries. The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn at December 30, 2006. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.7 million, was $24.3 million at December 30, 2006. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3% per annum for all outstanding letters of credit.

12.0% Senior Subordinated Notes due 2016.   In connection with our initial public offering, we issued on October 14, 2004, $124.3 million aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs). In connection with the exercise of the underwriters’ over-allotment option, on October 22, 2004 we issued an additional $18.7 million aggregate principal amount of 12.0% senior subordinated notes in the form of EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes. As of December 30, 2006, $165.8 million aggregate principal amount of senior subordinated notes was outstanding.

Interest on the senior subordinated notes is payable quarterly in arrears on each January 30, April 30, July 30 and October 30 through the maturity date. The senior subordinated notes will mature on October 30, 2016, unless earlier retired or redeemed as described below.

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

We may not redeem the senior subordinated notes prior to October 30, 2009. However, we may, from time to time, seek to retire the senior subordinated notes through cash repurchases of EISs or separate senior subordinated notes and/or exchanges of EISs or separate senior subordinated notes for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We expect that any repurchase of EISs or senior subordinated notes would be funded with our existing cash balances and cash from operations. The amounts involved may be material.

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

The senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in the indenture governing the senior subordinated notes. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our credit facility and the senior notes. Our present foreign subsidiaries are not  guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

The indenture governing the senior subordinated notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications.

8.0% Senior Notes due 2011.   Concurrently with our initial public offering and offering of separate senior subordinated notes, we issued $240.0 million aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year. The senior notes will mature on October 1, 2011, unless earlier retired or redeemed as described below.

Our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt, including the senior subordinated notes. Our present foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

We may not redeem the senior notes prior to October 1, 2008. However, we may, from time to time, seek to retire the senior notes through cash repurchases of senior notes and/or exchanges of senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We expect that any repurchase of senior notes would be funded with our existing cash balances and cash from operations. The amounts involved may be material.

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

The indenture governing the senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications.

Future Capital Needs

We are highly leveraged. On December 30, 2006, our total long-term debt and stockholders’ equity was $430.8 million and $75.5 million, respectively. In addition, in connection with the Cream of Wheat acquisition, in February 2007 we incurred an additional $205 million of long-term indebtedness in the form of additional term loan borrowings under our credit facility.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that our cash on hand, cash flows from operating activities and available borrowing capacity under our credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our Class A common stock. We expect to make capital expenditures of approximately $7.5 million in fiscal 2007 in respect of our existing manufacturing operations. In addition, in connection with the Cream of Wheat acquisition, we anticipate making an additional one time $4.5 million capital expenditure over the course of the 12-month period following the acquisition.

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

Inflation

During fiscal 2004, 2005 and 2006, we were faced with increasing prices in certain commodities and packaging materials and we expect this trend may continue. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. Our cost increases in fiscal 2005 and 2006 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs. During 2005, our transportation costs also increased as a result of a shortage in truck carrier availability following Hurricanes Katrina and Rita. We believe that through sales price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases. There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS No. 151 beginning on January 1, 2006. The adoption of SFAS No. 151 has not had an impact on our consolidated results of operations and financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We currently recognize the impact of a tax position if it is probable of being sustained. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. At this time, we have not completed our review of the impact of the adoption of FIN 48. The impact of adopting FIN 48 is not expected to have a material impact to our consolidated financial statements. However, we do expect to reclassify a portion of our reserves for uncertain tax positions from current to non-current liabilities because payment of cash is not anticipated within one year of the consolidated balance sheet date and to provide the expended disclosures required by FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a defined benefit plan’s over-funded status or a liability for a plan’s under-funded status and recognize changes in the funded status of a defined benefit plan in the year in which the changes occur. These changes will be reported in our accumulated other comprehensive loss and as a separate component of stockholders’ equity. We adopted SFAS No. 158 effective December 30, 2006. The adoption of SFAS No. 158 resulted in the recognition of an incremental $2.6 million of additional pension obligations, an increase in deferred tax assets of $1.0 million and a decrease to stockholders’ equity of $1.6 million, with no impact to our statements of operations or cash flows. See Note 2(u) to our consolidated financial statements for additional information regarding this adjustment.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108),

which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. In accordance with SAB No. 108, we have adjusted our opening accumulated deficit for fiscal 2006 in the amount of $0.6 million to re-establish certain deferred tax liabilities that were reversed prior to fiscal 2001. See Note 2(u) to our consolidated financial statements for additional information regarding this adjustment.

Off-balance Sheet Arrangements

As of December 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of December 30, 2006.

	Payments Due by Period
		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal 2011 and
Contractual Obligations:	Total	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Long-term debt(1)	$726,055	$41,186	$41,186	$41,186	$41,186	$561,311
Operating leases	9,269	4,281	3,231	1,379	175	203
Pension obligations(2)	1,335	1,335	—	—	—	—
Total	$736,659	$46,802	$44,417	$42,565	$41,361	$561,514

(1)          Includes interest obligations on our senior notes at an interest rate of 8.0% per annum through maturity on October 1, 2011 and on our senior subordinated notes of 12% per annum through maturity on October 30, 2016. Also includes interest obligations under our credit facility. As of December 30, 2006, we had $25.0 million of term loan borrowings under our credit facility, all of which was subject to variable rates of interest. Interest expense on these variable rate term loan borrowings for future years was calculated using a weighted average interest rate of approximately 8.36% based upon a six-month LIBOR contract in effect at December 30, 2006. In February 2007, we incurred additional long-term debt of $205.0 million in the form of additional term loan borrowings, which is not reflected in the table. See “Debt—Senior Secured Credit Facility” above.

(2)          Represents expected contributions under our defined benefit pension plans in fiscal 2007. The expected contributions beyond fiscal 2007 are not currently determinable.

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

—              the effects of foreign currency movements between the Canadian and U.S. dollar; and

—              fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment;

•       the risk that our senior subordinated notes may be treated as equity for U.S. federal income tax purposes; and

•       other factors discussed elsewhere in this report, including under Item 1A, “Risk Factors,” and in our public filings with the SEC.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of financial asset or liability resulting from an adverse movement in interest rates. As of December 30, 2006, our revolving credit facility was undrawn. As a result, our only variable rate borrowings as of December 30, 2006, were $25.0 million of term loan borrowings. In February 2007, we amended and restated our credit facility to provide for an additional $205.0 million of term loan borrowings to finance the Cream of Wheat acquisition and pay related transaction fees and expenses. Following the amendment and restatement, interest under our $230.0 million of term loan borrowings is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. Interest under our revolving credit facility is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin. As of December 30, 2006, the interest rate for our $25.0 million of term loan borrowings then outstanding was 8.36% (based upon a six-month LIBOR contract that expired on January 17, 2007). A 100 basis point increase in interest rates, applied to our variable rate borrowings at December 30, 2006, would have resulted in an annual increase in interest expense and a corresponding reduction in cash flow of $0.3 million. Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.09% the interest rate payable for $130 million of our $230 million of term loan borrowings. As of February 26, 2007, the interest rate for the remaining $100.0 million of our term loan borrowings is 7.36% (based upon a three-month LIBOR contract expiring May 25, 2007). The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133. The swap is in place through the life of the term loan, ending on February 26, 2013. Changes in fair value of the swap are recorded in accumulated other comprehensive loss on our consolidated balance sheet.

We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year. The fair value of the senior notes at December 30, 2006, based on quoted market prices, was $244.8 million.

We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due October 30, 2016, with interest payable quarterly on January 30, April 30, July 30 and October 30 of each year. Of such outstanding principal amount, $143.0 million principal amount is represented by 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of December 30, 2006, the fair value of the EISs, based on the per EIS closing price on the AMEX on December 29, 2006 (the last trading days of fiscal 2006) was $20.02, per EIS. It is not practicable to estimate the fair value of the $143.0 million principal amount of senior subordinated notes represented by the EISs. Of the $165.8 million aggregate principal amount of senior subordinated notes outstanding, $22.8 million principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at December 30, 2006, based on quoted market prices, was $25.5 million.

The information set forth under the heading “Inflation” in Item 1, “Business” is incorporated herein by reference.

Item 8.                        Financial Statements and Supplementary Data.

The consolidated balance sheets at December 30, 2006 and December 31, 2005 and the consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 and related notes are set forth below.

Page
Reports of Independent Registered Public Accounting Firm	57
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	59
Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	60
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	61
Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	62
Notes to Consolidated Financial Statements	63
Schedule II—Schedule of Valuation and Qualifying Accounts	100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

B&G Foods, Inc.:

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2(u) to the consolidated financial statements, the Company adopted the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” effective January 1, 2006 and Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R,” effective December 30, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

B&G Foods, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that B&G Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that B&G Foods, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion B&G Foods, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
March 8, 2007

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$29,626	$25,429
Trade accounts receivable, less allowance for doubtful accounts and discounts of $568 in 2006 and $556 in 2005, respectively	31,090	31,869
Inventories	78,269	85,530
Prepaid expenses	3,246	3,249
Assets held for sale	—	750
Income tax receivable	516	618
Deferred income taxes	2,574	3,381
Total current assets	145,321	150,826
Property, plant and equipment, net	40,269	40,190
Goodwill	198,076	189,028
Trademarks	200,220	194,264
Customer relationship intangibles, net	14,369	—
Net deferred financing costs and other assets	17,950	19,867
Total assets	$616,205	$594,175
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	21,520	26,337
Accrued expenses	16,520	16,413
Dividends payable	4,240	4,240
Total current liabilities	42,280	46,990
Long-term debt	430,800	405,800
Other liabilities	4,972	245
Deferred income taxes	62,666	57,866
Total liabilities	540,718	510,901
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued and outstanding at December 30, 2006 and December 31, 2005	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,000,000 shares at December 30, 2006 and December 31, 2005	200	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; issued and outstanding 7,556,443 shares at December 30, 2006 and December 31, 2005	76	76
Additional paid-in capital	119,152	136,112
Accumulated other comprehensive loss	(1,904)	(57)
Accumulated deficit	(42,037)	(53,057)
Total stockholders’ equity	75,487	83,274
Total liabilities and stockholders’ equity	$616,205	$594,175

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net sales	$411,306	$379,262	$372,754
Cost of goods sold	297,053	271,929	260,814
Cost of goods sold—restructuring charge	—	3,839	—
Gross profit	114,253	103,494	111,940
Operating expenses:
Sales, marketing and distribution expenses	45,343	41,522	43,241
General and administrative expenses	7,688	6,965	4,885
Gain on sale of property, plant and equipment	(525)	—	—
Amortization expense—customer relationships	731	—	—
Management fees—related party	—	—	386
Transaction related compensation expenses	—	—	9,859
Operating income	61,016	55,007	53,569
Other expenses:
Interest expense, net	43,481	41,767	48,148
Income before income tax expense	17,535	13,240	5,421
Income tax expense	5,962	5,235	2,126
Net income	$11,573	$8,005	$3,295
Preferred stock accretion	—	—	11,666
Gain on repurchase of preferred stock	—	—	(17,622)
Net income available to common stockholders	$11,573	$8,005	$9,251
Earnings per share calculations:
Net income available to common stockholders per common share:
Basic and diluted distributed earnings:
Class A common stock	$0.85	$0.85	$0.88
Earnings (loss) per share:
Basic Class A common stock	$0.65	$0.53	$1.25
Basic Class B common stock	$(0.20)	$(0.33)	$0.37
Diluted Class A common stock	$0.65	$0.53	$1.19
Diluted Class B common stock	$(0.20)	$(0.33)	$0.31

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock Class A		Common Stock Class B		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Equity
Balance at January 3, 2004	20,341	$ —	12,311	$ —	—	$ —	11,593,394	$ 116	$ 31,214	$ (74)	$ 18,735	$ 49,991
Foreign currency translation	—	—	—	—	—	—	—	—	—	49	—	$ 49
Net income	—	—	—	—	—	—	—	—	—	—	3,295	3,295
Comprehensive income												$ 3,344
Issuance of Class A common stock	—	—	—	—	20,000,000	200	—	—	156,800	—	—	157,000
Issuance of Class B common stock	—	—	—	—	—	—	728,393	7	—	—	(7)	—
Repurchase of stock	(20,341)	—	(12,311)	—	—	—	(4,765,344)	(47)	(31,202)	—	(66,739)	(97,988)
Fees related to the issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—	(11,718)	(11,718)
Dividends declared on Class A common stock	—	—	—	—	—	—	—	—	(3,728)	—	—	(3,728)
Accretion of series C senior preferred stock	—	—	—	—	—	—	—	—	—	—	(4,628)	(4,628)
Accretion of series C senior preferred stock warrants	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Balance at January 1, 2005	—	$ —	—	$ —	20,000,000	$ 200	7,556,443	$ 76	$ 153,072	$ (25)	$ (61,062)	$ 92,261
Foreign currency translation	—	—	—	—	—	—	—	—	—	1	—	$ 1
Minimum pension liability	—	—	—	—	—	—	—	—	—	(33)	—	(33)
Net income	—	—	—	—	—	—	—	—	—	—	8,005	8,005
Comprehensive income												$ 7,973
Dividends declared on Class A common stock	—	—	—	—	—	—	—	—	(16,960)	—	—	(16,960)
Balance at December 31, 2005	—	$ —	—	$ —	20,000,000	$ 200	7,556,443	$ 76	$ 136,112	$ (57)	$ (53,057)	$ 83,274
Adjustment for the cumulative effect of the adoption of SAB No. 108	—	—	—	—	—	—	—	—	—	—	(553)	$ (553)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(62)	—	$ (62)
Minimum pension liability (net of $131 of taxes)	—	—	—	—	—	—	—	—	—	(182)	—	(182)
Net income	—	—	—	—	—	—	—	—	—	—	11,573	11,573
Comprehensive income												$ 11,329
Adjustment for the cumulative effect of the adoption of SFAS No.158 (net of $980 taxes)	—	—	—	—	—	—	—	—	—	(1,603)	—	(1,603)
Dividends declared on Class A common stock	—	—	—	—	—	—	—	—	(16,960)	—	—	(16,960)
Balance at December 30, 2006	—	$ —	—	$ —	20,000,000	$ 200	7,556,443	$ 76	$ 119,152	$ (1,904)	$ (42,037)	$ 75,487

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Cash flows from operating activities:
Net income	$11,573	$8,005	$3,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,984	6,912	6,723
Amortization of deferred debt issuance costs and bond discount	2,830	2,791	2,532
Gain on sale of property, plant and equipment	(525)	—	—
Costs relating to the early extinguishment of debt	—	—	13,906
Deferred income taxes	6,165	4,795	7,462
Restructuring charge—property, plant, equipment and inventory impairment	—	3,070	—
Provision for (recovery of) doubtful accounts	(18)	85	16
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	797	(3,727)	(5,895)
Inventories	7,234	(5,996)	1,680
Prepaid expenses	3	(443)	(477)
Income tax receivable	102	6,388	(7,006)
Other assets	(705)	—	—
Trade accounts payable	(4,817)	476	6,045
Accrued expenses	140	239	(8,741)
Due to related party	—	—	(208)
Other liabilities	2,008	(72)	(30)
Net cash provided by operating activities	32,771	22,523	19,302
Cash flows from investing activities:
Capital expenditures	(7,306)	(6,659)	(6,598)
Net proceeds from sale of property, plant and equipment	1,275	—	52
Payments for acquisition of businesses	(30,102)	(2,513)	—
Net cash used in investing activities	(36,133)	(9,172)	(6,546)
Cash flows from financing activities:
Payments of long-term debt	—	—	(374,515)
Proceeds from issuance of long-term debt	25,000	—	405,800
Proceeds from issuance of equity	—	—	157,000
Payments for redemption of equity, net	—	—	(157,534)
Dividends paid	(16,960)	(16,448)	—
Payments of debt issuance costs	(419)	—	(23,123)
Net cash provided by (used in) financing activities	7,621	(16,448)	7,628
Effect of exchange rate fluctuations on cash and cash equivalents	(62)	1	49
Net increase (decrease) in cash and cash equivalents	4,197	(3,096)	20,433
Cash and cash equivalents at beginning of year	25,429	28,525	8,092
Cash and cash equivalents at end of year	$29,626	$25,429	$28,525
Supplemental disclosures of cash flow information:
Cash interest payments	$40,222	$39,449	$33,071
Cash income tax payments	$508	$298	$3,712
Cash income tax refunds	$(813)	$(6,246)	$—
Non-cash transactions:
Dividends declared and not yet paid	$4,240	$4,240	$3,728
Accretion of Series C senior preferred stock warrants	$—	$—	$12
Accretion of Series C senior preferred stock dividends	$—	$—	$4,628

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
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

On October 7, 2004, our Registration Statement on Form S-1 in respect of a proposed initial public offering of 17,391,305 Enhanced Income Securities (EISs), an offering of $22,800 aggregate principal amount of 12.0% senior subordinated notes due 2016 separate from the EISs and an offering of $240,000 aggregate principal amount of 8.0% senior notes due 2011 was declared effective by the Securities and Exchange Commission. Each EIS represents one share of a then new class of common stock, our Class A common stock, and $7.15 principal amount of 12.0% senior subordinated notes due 2016. The proceeds of the EIS offering were allocated to the underlying Class A common stock and senior subordinated notes based upon the relative fair values of each. Trading of the EISs began on the American Stock Exchange on October 8, 2004. On October 14, 2004, the initial public offering, separate senior subordinated notes and senior notes transactions closed and we simultaneously entered into a new senior secured revolving credit facility (see Note 8). From the initial public offering and concurrent offerings, we raised net proceeds (after deducting transaction fees and expenses of $35,313) of approximately $490,704 on October 14, 2004 and $36,783 on October 22, 2004 in connection with the exercise of the underwriters’ over-allotment option for an additional 2,608,695 EISs. We used the proceeds of the initial public offering, the concurrent offerings and cash on hand to repay all outstanding borrowings under, and terminate, our then existing senior secured credit facility, to repay $194,165 aggregate principal amount of our $220,000 9 5/8% senior subordinated notes due 2007, to repurchase all of our outstanding preferred stock from the existing stockholders, and to repurchase shares of our existing outstanding Class B common stock, options and warrants from the existing stockholders. On November 15, 2004 we redeemed the remaining $25,835 aggregate principal amount of the 9 5/8% senior subordinated notes at a redemption price equal to 101.604%. In connection with the initial public offering and the concurrent offerings, for the fifty-two week period ended January 1, 2005 we recorded charges that total approximately $23,766. These charges include:  (i) $13,907 of costs relating to the early extinguishment of debt included in interest expense (including:  the write-off of existing deferred financing fees of $8,361, the write-off of existing bond discount of $655 and bond tender costs of $4,891), and (ii) transaction related compensation expense for the payment of transaction bonuses of $5,948 and the repurchase of employee stock options of $3,911.

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
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(1)   Nature of Operations (Continued)

Nature of Operations

We operate in one industry segment and manufacture, sell and distribute a diversified portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico. Our products include hot cereals, jams, jellies and fruit spreads, canned meats and beans, spices, seasonings, marinades, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers and other specialty food products.  We compete in the retail grocery, food service, specialty store, private label, club and mass merchandiser channels of distribution. We distribute these products to retailers in the greater New York metropolitan area through a direct-store-delivery sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

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

Fiscal Year

Our financial statements are presented on a consolidated basis. We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 30, 2006 (fiscal 2006), December 31, 2005 (fiscal 2005) and January 1, 2005 (fiscal 2004) contained 52 weeks each.

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial conditions. As of December 30, 2006, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 43.6%, 42.2% and 40.3% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively. Other than Wal-Mart, which accounted for 10.4% of our consolidated net sales in fiscal 2006, no single customer accounted for more than 10.0%, of consolidated net sales in fiscal 2006, 2005 and 2004.

Acquisition Accounting

On December 1, 2005, we acquired the Ortega food service dispensing pouch and dipping cup business for $2,513 in cash, including transaction costs, from Nestlé USA, Inc. On January 10, 2006, we acquired the Grandma’s molasses business for $30,102 in cash, including transaction costs, from Mott’s LLP, a Cadbury Schweppes Americas Beverages company. In connection with the Grandma’s molasses acquisition, we entered into an amendment to our senior secured credit facility to provide for, among other things, a new $25,000 term loan and a reduction in the revolving credit facility commitments from $30,000 to $25,000.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(1)   Nature of Operations (Continued)

The proceeds of the term loan together with cash on hand were used to fund the Grandma’s molasses acquisition and pay related transaction costs.

The acquisitions described above were accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations are included in our consolidated financial statements from the respective dates of the acquisitions. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles acquired in the Grandma’s molasses acquisition are amortized over 20 years. Goodwill, customer relationship intangibles and trademarks amortization are deductible for income tax purposes.

During the second quarter of fiscal 2006, we obtained third-party valuations of certain acquired assets, including intangible assets, and finalized our internal assessments of the purchase price allocations for both the Ortega food service dispensing pouch and dipping cup acquisition and the Grandma’s molasses acquisition. The following tables set forth the respective purchase price allocations:

Acquisition of the Ortega food service dispensing pouch and dipping cup business:

Inventory	$874
Indefinite-life intangible assets—trademarks (after allocation of approximately $1,100 of negative goodwill)	1,639
Total	$2,513

Acquisition of the Grandma’s molasses business:

Equipment	$25
Goodwill	9,877
Indefinite-life intangible assets—trademarks	5,100
Amortizable intangible assets—customer relationships	15,100
Total	$30,102

See Note 18, “Subsequent Events” for a discussion of our recent acquisition of the Cream of Wheat and Cream of Rice business.

Unaudited Pro Forma Summary of Operations

The acquisitions of the Ortega food service dispensing pouch and dipping cup business and the Grandma’s molasses business did not meet any of the significance tests pursuant to Rule 11-01(b)(1) of Regulation S-X. As such, no pro forma financial information has been presented.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies

(a)    Basis of Presentation

The consolidated financial statements include the accounts of B&G Foods, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

(b)     Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles and property, plant and equipment; deferred tax assets; and the accounting for our EISs, including their treatment in computing our income tax expense, the accounting of earnings per share and acquisition accounting. Actual results could differ from those estimates and assumptions.

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

(e)      Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 12 to 20 years for buildings and improvements, 5 to 10 years for machinery and equipment, and 3 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate.

(f)       Goodwill and Trademarks

Goodwill and intangible assets with indefinite useful lives (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite life intangibles might be impaired.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
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

We completed our annual impairment tests for fiscal 2006, 2005 and 2004 with no adjustments to the carrying values of goodwill and indefinite life intangibles. We did not note any events or circumstances during fiscal 2006, 2005 or 2004 that would indicate that goodwill or indefinite life intangibles might be impaired.

(g)     Deferred Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt issuance costs for fiscal years 2006, 2005 and 2004 was $2,830, $2,791 and $2,358, respectively. During the fourth quarter of fiscal 2004, we expensed $8,361 of deferred debt costs incurred in connection with the payment in full of the term loan under our then-existing term loan agreement and the payment in full of the 9 5/8% senior subordinated notes due August 1, 2007.

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

During fiscal 2006, we amortized $731 of the customer relationship intangibles acquired in the Grandma’s molasses acquisition. We had no customer relationship intangibles in fiscal 2005 and 2004.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(i)       Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries, changes in our minimum pension liability, net of tax and cash flow hedges, net of tax. The components of accumulated other comprehensive income are as follows:

	Foreign	Minimum
	Currency	Pension Liability,	SFAS No.158,
	Translation	Net of Tax	Net of Tax	Total
January 1, 2005	$25	$—	$—	$25
December 31, 2005	24	33	—	57
December 30, 2006	86	215	1,603	1,904

(j)        Derivative Instruments

We account for our derivative and hedging transactions in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, with SFAS No. 149 referred to as Statement No. 133). Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivative instruments either as an asset or a liability in the balance sheet and to measure such instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of accumulated other comprehensive income depending on the nature of the transaction. We do not engage in derivative instruments for trading purposes (see Note 8).

(k)     Accounting Treatment for EISs

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

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
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

(l)        Revenue Recognition

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

(m) Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to approximately $3,339, $2,935 and $5,837, for the fiscal years 2006, 2005 and 2004, respectively.

(n)    Trade and Consumer Promotion Expenses

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
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(o)     Pension Plans

We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. See Note 13 for additional information.

(p)     Stock Option Plan

Simultaneously with the closing of our initial public offering in October 2004, we repurchased for cash all outstanding options under our stock option plan and we terminated the stock option plan. We accounted for the stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” permitted entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allowed entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share as if the fair-value-based method had been applied to all outstanding and unvested awards in fiscal 2004.

Fiscal
2004
Net income as reported	$3,295
Add stock-based employee compensation expense included in reported net income, net of tax	3,911
Deduct stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(6)
Pro forma net income	$7,200
Earnings per share, pro forma:
Basic and diluted Class A common share	$1.70
Basic Class B common share	$0.67
Diluted Class B common share	$0.52

(q)     Income Tax Expense Estimates and Policies

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

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
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

As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. We recognize the benefit of an uncertain tax position that we have taken or expect to take on income tax returns we file if such tax position is probable of being sustained. This process also involves estimating our current tax expenses together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we include such charge in our tax provision, or reduce our tax benefits, in our consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

There are various factors that may cause our tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted.

We have accounted for our issuance of EISs as an issuance of the separate securities evidenced by such EISs and have allocated the proceeds received for each EIS between the Class A common stock and senior subordinated note represented thereby in the amounts of their respective fair values at the time of issuance. Accordingly, we have accounted for the senior subordinated notes represented by the EISs as long-term debt bearing a stated interest rate and maturing on October 30, 2016. In connection with the issuance and initial public offering of the EISs, we received an opinion from counsel that the senior subordinated notes should be treated as debt for United States federal income tax purposes. Consistent with the opinion we received from counsel and the results of a recently completed IRS audit of our 2004 tax return, we continue to be of the view that the senior subordinated notes should be treated as debt for United States federal income tax purposes (although we have not sought a ruling from the IRS on this issue), and we intend to deduct annually interest expense of approximately $19,896 on the senior subordinated notes from taxable income for United States federal and state income tax purposes. There can be no assurance that the classification of senior subordinated notes as debt (or the amount of interest expense deducted) will not be challenged in the future by the IRS or other tax jurisdictions or will be sustained by a court of law if challenged.

If our treatment of the senior subordinated notes as debt is put at risk in the future as a result of a future ruling by the IRS or other tax jurisdiction or by a court of law, including an adverse ruling for EISs

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(or other similar securities) issued by other companies or as a result of a proposed adjustment by the IRS or other tax jurisdiction in an examination of our income tax filings or for any other reason, we will need to consider the effect of such developments on the determination of our future tax provisions and obligations. In the event the senior subordinated notes are required to be treated as equity for income tax purposes, then the cumulative interest expense associated with the senior subordinated notes for prior tax periods that are open to assessment and for future tax periods would not be deductible from taxable income and we would be required to recognize additional tax expense and establish a related income tax liability for the prior period treatment. The additional tax due to the federal and state authorities would be based on our taxable income or loss for each of the years that we claimed the interest expense deduction and would materially and adversely affect our financial position, results of operations, cash flow, and liquidity, and could affect our ongoing ability to make interest payments on the senior subordinated notes and dividend payments on the shares of common stock represented by the EISs and our ability to continue as a going concern. In addition, non-U.S. holders of our EISs could be subject to withholding taxes on the payment of interest treated as dividends on equity, which could subject us to additional liability for the withholding taxes that we do not collect on such payments. However, consistent with the opinion of counsel we received on the date of our initial public offering, the results of a recently completed IRS audit of our 2004 tax return, and our continued belief that the senior subordinated notes should be treated as debt for United States federal income tax purposes, we do not record a liability for a potential disallowance of this interest expense deduction or for the potential imposition of these withholding taxes.

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

(r)      Dividends

Cash dividends, if any, are accrued as a liability on our consolidated balance sheet when declared.

(s)      Earnings Per Share

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

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements  (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net income	$11,573	$8,005	$3,295
Preferred stock accretion	—	—	11,666
Gain on repurchase of preferred stock	—	—	(17,622)
Net income available to common stockholders	11,573	8,005	9,251
Less: Class A common stock dividends declared	16,960	16,960	3,728
Undistributed (loss) earnings available to Class A and Class B common stockholders	$(5,387)	$(8,955)	$5,523
Weighted average common shares outstanding:
Basic and Diluted Class A common shares outstanding	20,000,000	20,000,000	4,230,769
Basic Class B common shares outstanding	7,556,443	7,556,443	10,739,424
Diluted Class B common shares outstanding	7,556,443	7,556,443	13,813,416
Basic allocation of undistributed (loss) earnings:
Class A common stock	$(3,910)	$(6,499)	$1,561
Class B common stock	(1,477)	(2,456)	3,962
Total	$(5,387)	$(8,955)	$5,523
Undistributed (loss) earnings:
Class A common stock	$(0.20)	$(0.32)	$0.37
Class B common stock	$(0.20)	$(0.33)	$0.37
Distributed earnings:
Class A common stock	$0.85	$0.85	$0.88
Basic earnings (loss) per share:
Class A common stock	$0.65	$0.53	$1.25
Class B common stock	$(0.20)	$(0.33)	$0.37
Diluted allocation of undistributed (loss) earnings:
Class A common stock	$(3,910)	$(6,499)	$1,295
Class B common stock	(1,477)	(2,456)	4,228
Total	$(5,387)	$(8,955)	$5,523
Undistributed (loss) earnings:
Class A common stock	$(0.20)	$(0.32)	$0.31
Class B common stock	$(0.20)	$(0.33)	$0.31
Distributed earnings:
Class A common stock	$0.85	$0.85	$0.88
Diluted earnings(loss) per share:
Class A common stock	$0.65	$0.53	$1.19
Class B common stock	$(0.20)	$(0.33)	$0.31

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

In fiscal 2006, our board of directors declared the following cash dividends per share for our 20.0 million shares of Class A common stock outstanding:

Declaration Date	Quarterly Dividend Payment Period	Record Date	Payment Date	Per Share Dividend
March 7, 2006	January 1, 2006 to April 1, 2006	March 31, 2006	May 1, 2006	$0.212
May 9, 2006	April 2, 2006 to July 1, 2006	June 30, 2006	July 31, 2006	$0.212
August 8, 2006	July 2, 2006 to September 30, 2006	September 30, 2006	October 30, 2006	$0.212
November 9, 2006	October 1, 2006 to December 30, 2006	December 31, 2006	January 30, 2007	$0.212

In fiscal 2005, our board of directors declared the following cash dividends per share for our 20.0 million shares of Class A common stock outstanding:

Declaration Date	Quarterly Dividend Payment Period	Record Date	Payment Date	Per Share Dividend
March 8, 2005	January 2, 2005 to April 2, 2005	March 31, 2005	May 2, 2005	$0.212
May 17, 2005	April 3, 2005 to July 2, 2005	June 30, 2005	August 1, 2005	$0.212
August 16, 2005	July 3, 2005 to October 1, 2005	September 30, 2005	October 31, 2005	$0.212
November 14, 2005	October 2, 2005 to December 31, 2005	December 31, 2005	January 30, 2006	$0.212

On December 27, 2004, our board of directors declared a cash dividend of $0.1864 per share for our 20.0 million shares of Class A common stock for the partial quarterly dividend period beginning on October 14, 2004 and ending on January 1, 2005. This dividend was paid on January 31, 2005.

No dividends were declared on our Class B common stock during fiscal 2006, 2005 or 2004; therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

(t)            Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

We have outstanding $240,000 principal amount of 8.0% senior notes due 2011. The fair value of the senior notes at December 30, 2006 and December 31, 2005, based on quoted market prices, was $244,800 and $246,000, respectively.

We also have outstanding $165,800 principal amount of 12.0% senior subordinated notes due 2016. Of such outstanding principal amount, $143,000 principal amount is represented by 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of December 30, 2006 and December 31, 2005, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange on December 29, 2006 and December 30, 2005 (the last trading day of fiscal 2006 and fiscal 2005), was $20.02 and $14.52, respectively, per EIS. It is not

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

practicable to estimate the fair value of the $143,000 principal amount of senior subordinated notes represented by the EISs. Of the $165,800 aggregate principal amount of senior subordinated notes outstanding, $22,800 principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at December 30, 2006 and December 31, 2005, based on quoted market prices, was $25,510.

The carrying value of our other borrowings approximates their fair value based on the information currently available to us with respect to similar instruments.

(u) New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS No. 151 beginning on January 1, 2006. The adoption of SFAS No. 151 has not had an impact on our consolidated results of operations and financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We currently recognize the impact of a tax position if it is probable of being sustained. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. At this time, we have not completed our review of the impact of the adoption of FIN 48. The impact of adopting FIN 48 is not expected to have a material impact to our consolidated financial statements. However, we do expect to reclassify a portion of our reserves for uncertain tax positions from current to non-current liabilities because payment of cash is not anticipated within one year of the consolidated balance sheet date and to provide the expended disclosures required by FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS No. 157 on our consolidated financial statements.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a defined benefit plan’s over-funded status or a liability for a plan’s under-funded status and recognize changes in the funded status of a defined benefit plan in the year in which the changes occur. These changes are reported in our accumulated other comprehensive loss and as a separate component of stockholders’ equity. We adopted SFAS No. 158 effective December 30, 2006. The adoption of SFAS No. 158 resulted in the recognition of an incremental $2,583 of additional pension obligations, an increase in deferred tax assets of $980 and a decrease to stockholders’ equity of $1,603, with no impact to our statements of operations or cash flows. See Note 13 for additional information regarding this adjustment.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. In accordance with SAB No. 108, we have adjusted our opening accumulated deficit for fiscal 2006 with a net charge of $553 to adjust certain deferred tax balances. These errors, which were not previously deemed material but are material under the guidance in SAB No. 108, consist of the following:

Deferred tax liabilities—non-current	$720
Deferred tax assets—current	(167)
$553

The increase in deferred tax liabilities relates to a difference between fixed asset depreciation for financial statement and income tax reporting purposes that arose in a period prior to fiscal 2001 and has remained unchanged since fiscal 2001. The increase in deferred tax assets relates to the previously uncrecognized accumulation each year since before 2001 of immaterial deductible temporary differences related to charitable contribution carry-overs. We have been unable to isolate the original date of the errors.

(3)   Inventories

Inventories consist of the following as of the dated indicated:

	December 30, 2006	December 31, 2005
Raw materials and packaging	$11,461	$14,544
Work in process	2,587	2,342
Finished goods	64,221	68,644
Total	$78,269	$85,530

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

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

(5)   Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following as of the dates indicated:

	December 30, 2006	December 31, 2005
Land	$1,771	$1,771
Buildings and improvements	16,786	16,090
Machinery and equipment	58,756	55,745
Office furniture and vehicles	6,675	6,002
Construction-in-progress	4,001	1,039
	87,989	80,647
Less: accumulated depreciation	(47,720)	(40,457)
Total	$40,269	$40,190

(6)   Goodwill, Trademarks and Customer Relationship Intangibles

The following table reconciles the changes in the carrying amount of goodwill in fiscal 2006 and 2005:

	Fiscal 2006	Fiscal 2005
Beginning balance at January 1, 2006 and January 2, 2005	$189,028	$188,629
Adjustment relating to write-down of NOL tax valuation allowance	—	(430)
Grandma’s molasses acquisition	9,877	—
Purchase price allocation adjustment—Ortega food service dispensing pouch and dipping cup business, reclassified to trademark	(829)	829
Ending balance at December 30, 2006 and December 31, 2005	$198,076	$189,028

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(6)   Goodwill, Trademarks and Customer Relationship Intangibles (Continued)

The following table reconciles the changes in the carrying amount of trademarks in fiscal 2006 and 2005:

	Fiscal 2006	Fiscal 2005
Beginning balance at January 1, 2006 and January 2, 2005	$194,264	$193,481
Grandma’s molasses acquisition	5,100	—
Purchase price allocation adjustment—Ortega food service dispensing pouch and dipping cup business	856	783
Ending balance at December 30, 2006 and December 31, 2005	$200,220	$194,264

Customer relationship intangibles acquired in connection with the Grandma’s molasses acquisition are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

	December 30, 3006	December 31, 3005
Customer relationship intangibles, gross	$15,100	$—
Less: accumulated amortization	(731)	—
Total	$14,369	$—

Amortization expense associated with customer relationship intangibles was $731 for fiscal 2006 and is recorded in operating expenses. No amortization expense of customer relationship intangibles was recorded for fiscal 2005 or 2004.

(7)   Leases

We have several noncancelable operating leases, primarily for our corporate headquarters, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance.

We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease that expires in April 2009. Total rent expense associated with this lease was $769 per annum for fiscal 2006, 2005 and 2004.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(7)   Leases (Continued)

As of December 30, 2006, future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows:

Fiscal year ending:	Third Parties	Related Party
2007	$3,459	$822
2008	2,409	822
2009	1,173	206
2010	175	—
2011	149	—
Thereafter	54	—
Total	$7,419	$1,850

Total rental expense was $4,078, $3,591 and $3,410, for the fiscal years 2006, 2005 and 2004, respectively.

(8)   Long-term Debt

Long-term debt consists of the following:

	December 30, 2006	December 31, 2005
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	25,000	—
12% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8% Senior Notes due October 1, 2011	240,000	240,000
Total long-term debt	$430,800	$405,800

Prior Senior Secured Credit Facility.   On October 14, 2004, we used a portion of the net proceeds of our initial public offering, offering of senior subordinated notes separate from the EISs and offering of senior notes as described in Note 1 and cash on hand to repay all outstanding borrowings under, and terminate our then-existing senior secured credit facility. In connection with our termination of the senior secured credit facility, we wrote-off all of our previously capitalized deferred financing costs, which is included in interest expense in fiscal 2004.

Senior Secured Credit Facility.   Concurrent with our initial public offering and concurrent offerings, we entered into a $30,000 senior secured revolving credit facility on October 14, 2004. In order to finance our acquisition of the Grandma’s molasses brand, we amended the credit facility in January 2006 to provide for, among other things, a new $25,000 term loan and a reduction in the revolving credit facility commitments from $30,000 to $25,000. As amended, all outstanding indebtedness under the credit facility matures on January 10, 2011. Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on several alternative rates as stipulated in the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(8)   Long-term Debt (Continued)

margin. We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. As of December 30, 2006, interest under the term loan facility is determined based on alternative rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.75%, and LIBOR plus an applicable margin of 2.75%. As of December 30, 2006, the interest rate for the term loan was 8.36% based upon a six-month LIBOR contract that expired on January 17, 2007. Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our initial public offering and concurrent offerings and remained undrawn through December 30, 2006. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $672 was $29,328 at December 30, 2006. The maximum letter of credit capacity under the revolving credit facility is $10,000, with a fronting fee of 3% per annum for all outstanding letters of credit. See Note 18, “Subsequent Events” for a discussion of the amendment and restatement of our credit facility in February 2007.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(8)   Long-Term Debt (Continued)

Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes.

Interest on the senior subordinated notes is payable quarterly in arrears on each January 30, April 30, July 30 and October 30 through the maturity date. The senior subordinated notes will mature on October 30, 2016, unless earlier retired or redeemed as described below.

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

The senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in the indenture governing the senior subordinated notes. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our credit facility and the senior notes. Our present foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

The indenture governing the senior subordinated notes contains covenants with respect to us and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(8)   Long-Term Debt (Continued)

including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications.

8.0% Senior Notes due 2011.   Concurrent with our initial public offering and offering of separate senior subordinated notes, we issued $240,000 aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on April 1, 2005. The senior notes will mature on October 1, 2011, unless earlier retired or redeemed as described below.

We may not redeem the notes prior to October 1, 2008. However, we may, from time to time, seek to retire the senior notes through cash repurchases of senior subordinated notes and/or exchanges of senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt, including the senior subordinated notes. Our present foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

The indenture governing the senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(8)   Long-Term Debt (Continued)

Subsidiary Guarantees.   We have no assets or operations independent of our direct and indirect subsidiaries. All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our senior subordinated notes and our senior notes, and management has determined that our subsidiaries that are not guarantors of our senior subordinated notes and senior notes are, individually and in the aggregate, “minor subsidiaries” as that term is used in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

Deferred Financing Costs.   In connection with the issuance of our 12.0% senior subordinated notes due 2016 and our 8.0% senior notes due 2011, we capitalized approximately $23,123 of financing costs, which will be amortized over their respective terms. In connection with the issuance of our term loan in January 2006, we capitalized approximately $419 of additional financing costs, which will be amortized over the term of the loan. As of December 30, 2006 and December 31, 2005 we had net deferred financing costs of $17,314 and $19,724, respectively. During the fourth quarter of fiscal 2004 we wrote-off and expensed $8,361 relating to our then existing senior secured credit facility and our 9 5/8% senior subordinated notes.

At December 30, 2006 and December 31, 2005 accrued interest of $8,546 and $8,117, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

As of December 30, 2006, the aggregate maturities of long-term debt are as follows:

Years ended December:
2007	$—
2008	—
2009	—
2010	—
2011	265,000
Thereafter	165,800
Total	$430,800

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(9)   Income Taxes

Income taxes consist of the following:

	Year ended
	December 30, 2006	December 31, 2005	January 1, 2005
Current:
Federal	$—	$302	$(5,346)
State	(203)	138	10
Subtotal	(203)	440	(5,336)
Deferred:
Federal	6,317	4,513	7,124
State	(152)	282	338
Subtotal	6,165	4,795	7,462
Total	$5,962	$5,235	$2,126

Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2006, 2005 and 2004 to income before income tax expense) as a result of the following:

	Year ended
	December 30, 2006	December 31, 2005	January 1, 2005
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit/expense	(1.6)%	3.2%	4.2%
Nondeductible expenses, net of deductible revenue	0.6%	0.1%	(0.3)%
Other differences	0.0%	1.2%	0.3%
Total	34.0%	39.5%	39.2%

State income taxes, net of federal income tax benefit in fiscal 2006 includes a reduction in the state effective tax rate used to measure our net deferred liabilities. The state effective tax rate, net of federal benefit for fiscal 2006 was 2.9% as compared to 4.0% for fiscal 2005, which had a favorable impact on fiscal 2006 income tax expense of $1,041. The decrease in the state effective tax rate is the result of the change in state income apportionment factors.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(9)   Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 30, 2006	December 31, 2005
Deferred tax assets:
Accounts receivable, principally due to allowance	$38	$39
Inventories, principally due to additional costs capitalized for tax purposes	633	794
Accruals and other liabilities	2,727	2,061
Restructuring charge	—	765
Net operating loss and tax credit carryforwards	1,531	2,316
Deferred financing costs	22	74
Total gross deferred tax assets	4,951	6,049
Less valuation allowance	—	(481)
Net deferred tax assets	4,951	5,568
Deferred tax liabilities:
Plant and equipment	(4,854)	(5,584)
Goodwill	(13,155)	(10,813)
Trademarks	(46,397)	(43,656)
Prepaid intangibles	(637)	—
Total gross deferred tax liabilities	(65,043)	(60,053)
Net deferred tax liability	$(60,092)	$(54,485)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of any valuation allowances at December 30, 2006. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

The valuation allowance at December 30, 2006 and December 31, 2005 was $0 and $481, respectively. At December 31, 2005, the valuation allowance represents the allowance established against certain federal and state net operating loss carryforwards, which are available to offset future federal and state taxable income, if any. The reduction in the valuation allowance in fiscal 2005 of $431 was attributable to management’s belief that it was more likely than not that the deferred tax asset related to such state net operating loss carryforwards will be realized. The reduction in the valuation allowance in fiscal 2006 of

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(9)   Income Taxes (Continued)

$481 was attributable to management’s belief that the acquired deferred tax assets recognized for certain state and federal net operating loss carryforwards no longer exist due to tax limitations; therefore the deferred tax asset and the related valuation allowance have been reversed with no impact on income tax expense in fiscal year 2006.

At December 30, 2006, we have net operating loss carryforwards for federal income tax purposes of $1,273 and state net operating loss carryforwards of $44,759, which are available to offset future taxable income, if any, through 2026 and 2021, respectively. At December 30, 2006, we have alternative minimum tax credit carryforwards for federal income tax purposes of $25, which are available to offset future federal income tax, if any. As a result of our acquisitions in prior years, the annual utilization of the net operating loss carryforwards acquired is limited under certain provisions of the Internal Revenue Code.

(10)   Redeemable Preferred Stock

Our Amended and Restated Certificate of Incorporation provides that we may issue 1,000,000 shares of Preferred Stock, $0.01 par value per share. Immediately prior to our initial public offering, 22,000 shares of preferred stock were designated as the 13% Series A Cumulative Preferred Stock, 35,000 shares of preferred stock were designated as the 13% Series B Cumulative Preferred Stock and 25,000 shares of preferred stock were designated as the Series C Senior Preferred Stock (see Note 11) and were issued and outstanding.

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

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(10)   Redeemable Preferred Stock (Continued)

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

(11)   Mandatorily Redeemable Preferred Stock

Series C Senior Preferred Stock.   When and as declared by our board of directors and to the extent permitted under the General Corporation Law of the State of Delaware, we paid preferential dividends to the holders of our Series C Senior Preferred Stock. Dividends on each share of Series C Senior Preferred Stock accrued at a rate of 14% per annum. Such dividends accrued whether or not they were declared and whether or not we had profits, surplus or other funds legally available for the payment of dividends. To the extent that all accrued dividends were not paid on each June 30 and December 31 of each year beginning June 30, 2000 (which we refer to as the (“dividend reference dates”), all dividends which had accrued on each share of Series C Senior Preferred Stock outstanding during the six-month period (or other period in the case of the initial dividend reference date) ending upon each such dividend reference date was accumulated and added to the liquidation value of such share. These dividends amounted to $18,122 as of January 3, 2004. The liquidation value aggregated to $43,122 as of January 3, 2004. Such dividends were charged to net income available to common stockholders.

Under the terms of the Series C Preferred Stock, upon the earliest of December 22, 2009, the date of consummation of a change in control as defined in the Certificate of Designation for the Series C Senior Preferred Stock and six months after the date of consummation of an initial public offering, we were required to redeem all issued and outstanding shares of Series C Senior Preferred Stock, at a price per share equal to the liquidation value of $25,000 (plus all accumulated, accrued and unpaid dividends thereon).

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

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(11)   Mandatorily Redeemable Preferred Stock (Continued)

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

(12)   Capital Stock and Stock Options

Voting Rights.   The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. Shares of our Class A common stock and shares of our Class B common stock are entitled to the same voting rights per share and vote together as a single class on all matters with respect to which holders are entitled to vote, except that so long as our former sponsor investor, BRS, together with its affiliates, beneficially owns more than 10% of the outstanding shares of Class A and Class B common stock in the aggregate on a fully-diluted basis, the holders of our Class B common stock will have the exclusive right to elect two directors to the board of directors. In accordance with the restated stockholders agreement to which all holders of Class B common stock are a party, so long as the holders of Class B common stock have the right to elect two directors, the holders of our Class B common stock have agreed to vote for two director nominees nominated by our former sponsor investor. The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

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

“Class B Available Cash” means the lesser of:  (i) “excess cash” (as defined in the indenture governing our senior subordinated notes) for the last four fiscal quarters, including the most recently completed fiscal quarter, minus the sum of the aggregate amount of the prior four Class A dividends, and minus dividend

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(12)   Capital Stock and Stock Options (Continued)

restricted cash of $6,000 or (ii) the aggregate per share amount of dividends declared or to be declared on our Class A common stock (or 1.1 times such amount for dividends with respect to periods commencing after December 30, 2006) with respect to the annual period for which the dividends on our Class B common stock are to be paid multiplied by the number of shares of our Class B common stock issued and outstanding on the last day of such period.

Under our organizational documents, through the dividend payment dates with respect to the quarterly and annual dividend payment periods ending January 2, 2010, dividends on our Class B common stock will be subordinated to the payment of dividends on our Class A common stock. Specifically:  (i) an annual dividend on our Class B common stock may only be declared if we have declared and paid dividends on our Class A common stock at no less than the quarterly rate of $0.212 per share for each of the four fiscal quarters corresponding to such annual dividend payment period of the Class B common stock and (ii) no dividends on our Class B common stock may be declared with respect to any annual period unless the “Class B Threshold Amount” (as defined below) as of the last day of such period is at least $10,000.

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

See Note 2(s), for a summary of dividends declared on our Class A common stock in fiscal 2006 and 2005. No dividends on our Class B common stock were declared in fiscal 2006, 2005 or 2004.

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

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(12)   Capital Stock and Stock Options (Continued)

In addition, following the fifth anniversary of the closing of the initial public offering or earlier under certain circumstances, holders of our Class B common stock may demand registration of their shares of Class B common stock.

1997 Incentive Stock Option Plan.   In 1997, we adopted the 1997 Incentive Stock Option Plan for our and our subsidiaries’ key employees. The option plan authorized for grant to key employees and officers options for up to 736,263 shares of our common stock. The option plan authorized us to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986 or (ii) non-qualified stock options. The option plan provided that it may be administered by our board of directors or a committee designated by our board of directors. Options granted under the option plan were exercisable in accordance with the terms established by the board of directors. Under the option plan, our board of directors determined the exercise price of each option granted, which in the case of incentive stock options, could not be less than fair value. All option grants were made at fair value as determined by a third party valuation. Options expired on the date determined by the board of directors, which expiration date was not permitted to be later than the tenth anniversary of the date of grant. The options vested ratably over 5 years. No options were granted during fiscal 2004. Prior to our initial public offering, options to purchase 728,020 shares of our common stock, all of which were incentive stock options, had been granted since the inception of the option plan, and 8,243 additional shares were available for grant under the plan. Upon the consummation of our initial public offering and following the option repurchases described below, we terminated the option plan.

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

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(12)   Capital Stock and Stock Options (Continued)

Stock option activity during the periods indicated is as follows:

	Number of shares	Option exercise price per share	Weighted-avg. exercise price per share
Options outstanding at January 3, 2004	803,623	$0.09	$0.09
Granted	—	—	—
Canceled	—	—	—
Repurchased	803,623	$0.09	$0.09
Options outstanding at January 1, 2005	—	—	—

At January 3, 2004, the number of options exercisable was 772,853, and the weighted-average exercise price of those options were $0.09 per share. We did not grant any options in fiscal 2006, 2005 or 2004. At December 30, 2006 and December 31, 2005, we had no options outstanding.

Warrants.   As of January 3, 2004, we had issued and outstanding presently exercisable warrants to purchase an aggregate of 3,095,098 of common stock, with an exercise price of $0.01 per share and an expiration date of December 22, 2009. In connection with our initial public offering all outstanding warrants were either repurchased or exercised. See Notes 10 and 11.

(13)   Pension Benefits

We have defined benefit pension plans covering substantially all of our employees. The benefits are based on years of service and the employee’s compensation, as defined. We make annual contributions to the plans equal to the maximum amount that can be deducted for income tax purposes.

The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 30, 2006 and December 31, 2005 measurement dates for fiscal 2006 and 2005, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(13)   Pension Benefits (Continued)

	After Adoption of SFAS No.158	Before Adoption of SFAS No.158
	December 30, 2006	December 31, 2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$22,342	$18,934
Amendment to plan	471	—
Actuarial (loss) gain	(2,023)	1,207
Service cost	1,518	1,534
Interest cost	1,210	1,127
Benefits paid	(436)	(460)
Projected benefit obligation at end of year	23,082	22,342
Change in plan assets:
Fair value of plan assets at beginning of year	14,406	12,338
Actual gain on plan assets	2,234	891
Employer contributions	2,614	1,637
Benefits paid	(436)	(460)
Fair value of plan assets at end of year	18,818	14,406
Net amount recognized:
Funded status at the end of the year	$(4,264)	$(7,936)
Unrecognized prior service cost		49
Unrecognized net actuarial loss		5,736
Net amount recognized		$(2,151)
Amount recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(485)
Actuarial loss	(2,444)
Deferred taxes	1,111
Accumulated other comprehensive loss	$(1,818)

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(13)   Pension Benefits (Continued)

The following table summarizes the effect of required changes in the additional minimum pension liability (AML) as of December 30, 2006 prior to the adoption of SFAS No. 158 as well as the impact of the initial adoption of SFAS No. 158 for our defined benefit pension plans as of December 30, 2006. The December 31, 2005 amounts are presented for comparative purposes.

	Before AML and SFAS No. 158 Adjustments December 30, 2006	AML Adjustments	SFAS No.158 Adjustments	Reclass Between Short and Long- Term Assets and Liabilities	After AML and SFAS No. 158 Adjustments December 30, 2006	December 31, 2005
Deferred tax assets (liabilities)	—	131	980	—	1,111	—
Other assets	—	—	—	536	536	—
Accrued expenses	(1,368)	(313)	(2,583)	4,264	—	(2,229)
Other long-term liabilities	—	—	—	(4,800)	(4,800)	—
Intangible assets	—	—	—	—	—	45
Accumulated other comprehensive income (loss)	(119)	(182)	(1,603)	—	(1,904)	(33)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost fiscal 2007 are as follows:

Prior service cost	$45
Actuarial gain	24
$69

	December 30, 2006	December 31, 2005
Weighted-average assumptions:
Discount rate	5.90%	5.65%
Rate of compensation increase	4.00%	4.00%
Expected long-term rate of return	7.75%	8.00%

The discount rate used to determine year-end fiscal 2006 pension benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(13)   Pension Benefits (Continued)

Net periodic cost includes the following components:

	Year ended
	December 30, 2006	December 31, 2005	January 1, 2005
Service cost—benefits earned during the period	$1,518	$1,534	$1,328
Interest cost on projected benefit obligation	1,210	1,127	982
Expected return on plan assets	(1,154)	(1,013)	(820)
Amortization of unrecognized prior service cost	35	4	4
Amortization of (gain)/loss	188	219	154
Net pension cost	$1,797	$1,871	$1,648

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

The asset allocation for our pension plans at the end of fiscal 2006 and fiscal 2005, and the target allocation for fiscal 2007, by asset category, follows. The fair value of plan assets for these plans is $18,818 and $14,406 at the end of fiscal 2006 and fiscal 2005, respectively. The expected long-term rate of return on these plan assets was 7.75% in fiscal 2006 and 8.00% in fiscal 2005.

Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation	December 30, 2006	December 31, 2005
Equity securities	60%	63%	63%
Fixed income securities	35%	28%	30%
Cash	5%	9%	7%
Total	100%	100%	100%

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(13)   Pension Benefits (Continued)

Information about the expected cash flows for the pension plan follows:

Pension Benefits
Expected company contribution:
2007	$1,335
Expected benefit payments:
2007	$584
2008	626
2009	684
2010	786
2011	869
2012 to 2016	6,726

We sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $610, $652 and $672 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Pension expense relating to a multi-employer pension plan amounted to $785, $694 and $690 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

(14)   Related-Party Transactions

Prior to the consummation of our initial public offering on October 14, 2004, we were party to a management agreement with Bruckmann, Rosser, Sherrill & Co. (BRS & Co.), the manager of BRS, pursuant to which BRS & Co. was paid an annual fee of $500 per year for certain management, business and organizational strategy, and merchant and investment banking services. BRS owned the majority of our capital stock prior to the completion of our initial public offering. The management agreement was terminated as of October 14, 2004. “Due to related party” in our consolidated statements of cash flows for fiscal 2004 includes management fees paid to BRS & Co.

We are party to a transaction services agreement pursuant to which BRS & Co. will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions, divestitures, financings and other transactions by our company, which fee will not exceed 1.0% of the total transaction value. BRS was our majority owner prior to our initial public offering in October 2004 and remains a majority owner of our Class B common stock. Stephen C. Sherrill, the chairman of our board of directors, is a managing director of BRS & Co. In connection with our initial public offering and the concurrent offerings, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the initial public offering and the concurrent offerings, the Ortega food service dispensing pouch and dipping cup acquisition, the Grandma’s molasses acquisition or the Cream of Wheat acquisition (see Note 18, Subsequent Events). No transaction fees were paid during fiscal 2006, 2005 or 2004.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(14)   Related-Party Transactions (Continued)

We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009. Total rent expense associated with this lease was $769 per annum for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005.

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

(15)   Commitments and Contingencies

We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2006, 2005 or 2004 in order to comply with environmental laws or regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

We have employment agreements with our executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances. As of December 30, 2006, if all of our executives were to be terminated by us without cause (as defined) or as a result of the employees’ disability, our severance liability, including salary continuation, continuation of health care and insurance benefits, present value of additional pension credits, and accelerated vesting under compensation plans, would have been approximately $2,727. As of December 30, 2006, if all of our executives were to be terminated or deemed terminated by us upon a change of control (as defined), our severance liability, including salary continuation, continuation of health care and insurance benefits, present value of additional pension credits, accelerated vesting under compensation plans, and potential excise tax liability and gross up payments, would have been approximately $4,221.

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(16)   Long-term Incentive Plan (Continued)

In connection with our initial public offering, we adopted a long-term incentive plan (LTIP). Our executive officers and other senior employees to be identified by the compensation committee of our board of directors will be eligible to participate in the LTIP. The purpose of the LTIP is to strengthen the mutuality of interests between the LTIP participants and holders of our EISs. The LTIP is administered by our compensation committee, which has the power to, among other things, determine those individuals who will participate in the LTIP; the level of participation of each participant in an incentive pool; the conditions that must be satisfied in order for the participants to vest in their allocated incentive pool amounts (including establishing specified performance targets that must be achieved in order for a pool to be created and amounts to be allocated to the participants); and other conditions that the participants must satisfy in order to receive payment of their allocated amounts. Under the LTIP, the maximum amount that any one participant can receive in respect of a one-year performance period is $1,000. The LTIP is an unfunded plan. No amounts have been earned to date by participants under the LTIP and there was no expense related to the LTIP in fiscal 2006, 2005 or 2004.

(17)   Restructuring Charges

On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In the fiscal year ended December 31, 2005, we recorded a charge of $3,839 to cost of goods sold. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $769 and a non-cash charge for the impairment of property, plant, equipment and inventory of $3,070.

(18)   Subsequent Events

Cream of Wheat Acquisition.   Effective February 25, 2007, through one of our subsidiaries, we closed on the acquisition of the Cream of Wheat and Cream of Rice brands from Kraft Foods Global, Inc. pursuant to an acquisition purchase agreement for a purchase price of $200,000 in cash, subject to a post-closing adjustment for inventory of the business at closing. The purchased assets include certain intellectual property, business and customer information, a third-party co-packing agreement, equipment and inventory. We also entered into a transition co-packing agreement with Kraft Foods to continue production of certain Cream of Wheat products at Kraft Foods’ Cobourg, Canada manufacturing facility during a one year transition period ending February 25, 2008. During this transition period, we will evaluate shifting this production to a third-party co-packer or to one of our own manufacturing facilities. In order to finance our acquisition of the Cream of Wheat and Cream of Rice brands and to pay related transaction fees and expenses, our credit facility was amended and restated to provide for, among other things, an additional $205,000 of term loan borrowings. As amended, our $25,000 revolving credit facility matures on January 10, 2011 and our $230,000 term loan facility matures on February 26, 2013. Interest under the term loan facility, as amended, is determined based on alternative variable rates as stipulated in the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.09% the interest rate payable for $130,000 of

B&G FOODS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands, except per share amounts)

(18)   Subsequent Events (Continued)

our $230,000 of term loan borrowings. As of February 26, 2007, the interest rate for the remaining $100,000 of our term loan borrowings is 7.36% (based upon a three-month LIBOR contract expiring May 25, 2007). The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133. The swap is in place through the life of the term loan, ending on February 26, 2013. Changes in fair value of the swap are recorded in accumulated other comprehensive loss on our consolidated balance sheet.

(19)   Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales
2006	$92,980	$105,265	$101,854	$111,207	$411,306
2005	$90,111	$94,116	$92,316	$102,719	$379,262
Gross profit
2006	$27,866	$28,403	$29,353	$28,631	$114,253
2005	$26,712	$23,746	$27,544	$25,492	$103,494
Net income available to common stockholders
2006	$2,952	$2,309	$3,443	$2,869	$11,573
2005	$2,958	$336	$3,060	$1,651	$8,005
Basic and diluted net income (loss) available per common share
2006—Class A common stock	$0.16	$0.14	$0.18	$0.16	$0.65
2006—Class B common stock	$(0.05)	$(0.07)	$(0.03)	$(0.05)	$(0.20)
2005—Class A common stock	$0.16	$0.07	$0.17	$0.12	$0.53
2005—Class B common stock	$(0.05)	$(0.14)	$(0.04)	$(0.09)	$(0.33)
Basic and diluted earnings distributed per common share
2006—Class A common stock	$0.21	$0.21	$0.21	$0.21	$0.85
2005—Class A common stock	$0.21	$0.21	$0.21	$0.21	$0.85

The sum of the quarterly basic and diluted earnings per share and quarterly dividends may not equal the full year amounts since each period is calculated separately. See Note 2(s), for a summary of dividends declared on our Class A common stock in fiscal 2006 and 2005. No dividends on our Class B common stock were declared in fiscal 2006 or 2005.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(Dollars in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year ended January 1, 2005:
Allowance for doubtful accounts and discounts	$526	$16	—	$20	(a)	$522
Inventory reserve	$550	$—	—	$150	(b)	$400
Year ended December 31, 2005:
Allowance for doubtful accounts and discounts	$522	$85	—	$51	(a)	$556
Inventory reserve	$400	$97	—	$—		$497
Year ended December 30, 2006:
Allowance for doubtful accounts and discounts	$556	$(18)	—	$(30	)(a)	$568
Inventory reserve	$497	$—	—	$(132	)(b)	$365

(a)           Represents bad-debt write-offs (recoveries).

(b)          Represents inventory write-offs.

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

Based on our evaluation under the framework of Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 30, 2006. Our management’s assessment of and the effectiveness of our internal control over financial reporting as of December 30, 2006 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of fiscal 2006, we learned of an alleged theft of approximately $862,000 over several years at our Roseland, New Jersey manufacturing facility resulting from overpayments allegedly authorized by a former supervisor to direct-store-delivery independent contractor truck drivers. While the cumulative amount of the alleged theft may have been substantial, the related losses were reported in cost of sales for each respective period and discovery of this alleged theft has not resulted in changes to any previously reported results, therefore, we do not consider this event to be a material weakness in our internal control over financial reporting. Our insurance carrier has been notified and we have filed a claim under our crime policy for the entire amount of the loss. We are cooperating with local and state law enforcement authorities in their investigation into this matter. We have taken steps to strengthen our internal controls over our direct-store-delivery independent contractor payments.

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

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Corporate Governance,” “Proposal 1—Election of Directors,” “Our Management,” “Compliance with Section 16(a) of the Exchange Act” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” included in our definitive proxy statement to be filed on or before April 30, 2007, relating to the 2007 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.                 Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation” and “Compensation Discussion and Analysis” included in our definitive proxy statement to be filed on or before April 30, 2007, relating to the 2007 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

As of December 30, 2006, we did not have any equity compensation plans. The remaining information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before April 30, 2007, relating to the 2007 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement to be filed on or before April 30, 2007, relating to the 2007 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm” included in our definitive proxy statement to be filed on or before April 30, 2007, relating to the 2007 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)          The following documents are filed as part of this report.

(1)          Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Page
Reports of Independent Registered Public Accounting Firm.	57
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005.	59
Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.	60
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.	61
Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.	62
Notes to Consolidated Financial Statements.	63

(2)          Financial Statement Schedule. The following financial statement schedule is included in Part II, Item 8 of this report.

Schedule II—Schedule of Valuation and Qualifying Accounts.	100

(3)          Exhibits.

EXHIBIT NO.	DESCRIPTION
2.1

Agreement and Plan of Merger merging B&G Foods, Inc. with and into B&G Foods Holdings Corp., dated as of October 14, 2004. (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

2.2

Asset Purchase Agreement, dated as of December 22, 2005, between Mott’s LLP and Bloch & Guggenheimer, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on December 29, 2005, and incorporated herein by reference)

2.3

Asset Purchase Agreement, dated as of January 22, 2007, among Heritage Acquisition Corp. (successor in interest to COWC Acquisition Corp.), B&G Foods, Inc. and Kraft Foods Global, Inc. (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8-K filed on January 25, 2007, and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.). (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

3.2

Amended and Restated Bylaws of B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.). (Filed as Exhibit 3.2 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

4.1

Indenture, dated as of October 14, 2004, between B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey’s Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 12.0% Senior Subordinated Notes due 2016. (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

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
4.5

Form of stock certificate for Class A common stock. (Filed as Exhibit 4.12 to Amendment No. 9 to Registration Statement on Form S-1 (file no. 333-112680) filed on October 7, 2004, and incorporated herein by reference)

4.6

Form of Global Enhanced Income Security certificate. (Filed as Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-112680) filed on March 31, 2004, and incorporated herein by reference)

10.1

Amended and Restated Credit Agreement, dated as of February 23, 2007, between B&G Foods, Inc., as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on February 28, 2007, and incorporated by reference herein)

10.5

Guarantee and Collateral Agreement, dated as of October 14, 2004, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.6

First Amendment, dated as of January 10, 2006, to Guarantee and Collateral Agreement, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.6 to B&G Foods’ Annual Report on Form 10-K filed March 7, 2006, and incorporated by reference herein)

10.7

Second Amended and Restated Securities Holders Agreement (including Registration Rights Agreement), dated as of October 14, 2004, among B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., Protostar Equity Partners, L.P. and the Management Stockholders party thereto. (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.8

Agreement by and between Emeril’s Food of Love Productions, L.L.C. and B&G Foods, Inc. dated June 9, 2000. (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.9

Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.10

First Amendment, dated October 13, 2004, to the Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.11

Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.12

First Amendment, dated October 13, 2004, to the Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.13

Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.17 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.14

First Amendment, dated October 13, 2004, to the Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.7 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.15

Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.18 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.16

First Amendment, dated October 13, 2004, to the Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.8 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.17

Employment Agreement, dated as of July 18, 2005, between B&G Foods, Inc. and Scott E. Lerner. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on July 19, 2005, and incorporated by reference herein)

10.18	Employment Agreement, dated as of March 6, 2007, between B&G Foods, Inc. and Vanessa E. Maskal.
10.19

Amended and Restated Transactions Services Agreement, dated as of September 30, 2004, between Bruckmann, Rosser, Sherrill & Co., Inc., B&G Foods Holdings Corp. and B&G Foods, Inc. (Filed as Exhibit 10.9 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of B&G Foods, Inc.
23.1	Consent of KPMG LLP.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 8, 2007	B&G FOODS, INC.

	By:	/s/ ROBERT C. CANTWELL
Robert C. Cantwell Executive Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ STEPHEN C. SHERRILL	Chairman of the Board of Directors	March 8, 2007
Stephen C. Sherrill
/s/ DAVID L. WENNER	President, Chief Executive Officer and Director	March 8, 2007
David L. Wenner	(Principal Executive Officer)
/s/ ROBERT C. CANTWELL	Executive Vice President of Finance, Chief	March 8, 2007
Robert C. Cantwell	Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ JAMES R. CHAMBERS	Director	March 8, 2007
James R. Chambers
/s/ CYNTHIA T. JAMISON	Director	March 8, 2007
Cynthia T. Jamison
/s/ DENNIS M. MULLEN	Director	March 8, 2007
Dennis M. Mullen
/s/ ALFRED POE	Director	March 8, 2007
Alfred Poe