Form 10-K/A
period 2006-12-30
B&G Foods, Inc.
filed 2007-03-09
CIK 1278027

As filed with the Securities and Exchange Commission on March 9, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This amendment to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 has been filed solely to correct two typographical errors appearing on page 39 under the heading “Pension Obligations” with respect to the amounts of contributions we made to our defined benefit pension plans in fiscal 2006 and fiscal 2005. Specifically, the original filing incorrectly disclosed fiscal 2006 and fiscal 2005 contributions to our pension plans as $1.6 million and $2.2 million, respectively. This amendment corrects these amounts to $2.6 million for fiscal 2006 and $1.6 million for fiscal 2005. The amounts of these contributions were correctly disclosed in Note 13 to our consolidated financial statements under Item 8. As a result, our consolidated financial statements and related notes included under Item 8 have not been affected by this amendment.

Except as noted above, all information contained in the original filing remains unchanged. For the convenience of the reader, we have included in this amendment our entire Annual Report on Form 10-K, as amended hereby.

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

Pension Expense

We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2006, we made total pension contributions to our pension plans of $2.6 million compared with $1.6 million in fiscal 2005. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in fiscal 2007 and beyond.

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
4.5

Form of stock certificate for Class A common stock. (Filed as Exhibit 4.12 to Amendment No. 9 to Registration Statement on Form S-1 (file no. 333-112680) filed on October 7, 2004, and incorporated herein by reference)

4.6

Form of Global Enhanced Income Security certificate. (Filed as Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-112680) filed on March 31, 2004, and incorporated herein by reference)

10.1

Amended and Restated Credit Agreement, dated as of February 23, 2007, between B&G Foods, Inc., as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on February 28, 2007, and incorporated by reference herein)

10.5

Guarantee and Collateral Agreement, dated as of October 14, 2004, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.6

First Amendment, dated as of January 10, 2006, to Guarantee and Collateral Agreement, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.6 to B&G Foods’ Annual Report on Form 10-K filed March 7, 2006, and incorporated by reference herein)

10.7

Second Amended and Restated Securities Holders Agreement (including Registration Rights Agreement), dated as of October 14, 2004, among B&G Foods, Inc. (f/k/a B&G Foods Holdings Corp.), Bruckmann, Rosser, Sherrill & Co., L.P., Canterbury Mezzanine Capital II, L.P., Protostar Equity Partners, L.P. and the Management Stockholders party thereto. (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.8

Agreement by and between Emeril’s Food of Love Productions, L.L.C. and B&G Foods, Inc. dated June 9, 2000. (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.9

Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.10

First Amendment, dated October 13, 2004, to the Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.11

Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.12

First Amendment, dated October 13, 2004, to the Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.13

Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.17 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.14

First Amendment, dated October 13, 2004, to the Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.7 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.15

Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.18 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)

10.16

First Amendment, dated October 13, 2004, to the Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.8 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.17

Employment Agreement, dated as of July 18, 2005, between B&G Foods, Inc. and Scott E. Lerner. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on July 19, 2005, and incorporated by reference herein)

10.18

Employment Agreement, dated as of March 6, 2007, between B&G Foods, Inc. and Vanessa E. Maskal. (Filed as Exhibit 10.18 to B&G Foods’ Annual Report on Form 10-K filed on March 8, 2007, and incorporated by reference herein)

10.19

Amended and Restated Transactions Services Agreement, dated as of September 30, 2004, between Bruckmann, Rosser, Sherrill & Co., Inc., B&G Foods Holdings Corp. and B&G Foods, Inc. (Filed as Exhibit 10.9 to B&G Foods’ Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed as Exhibit 12.1 to B&G Foods’ Annual Report on Form 10-K filed on March 8, 2007, and incorporated by reference herein)
21.1	Subsidiaries of B&G Foods, Inc. (Filed as Exhibit 21.1 to B&G Foods’ Annual Report on Form 10-K filed on March 8, 2007, and incorporated by reference herein)
23.1	Consent of KPMG LLP. (Filed as Exhibit 23.1 to B&G Foods’ Annual Report on Form 10-K filed on March 8, 2007, and incorporated by reference herein)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 2007	B&G FOODS, INC.

	By:	/s/ ROBERT C. CANTWELL
Robert C. Cantwell Executive Vice President of Finance and Chief Financial Officer