Form 10-Q
period 2007-03-31
B&G Foods, Inc.
filed 2007-05-07
CIK 1278027

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on May 7, 2007.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of May 7, 2007, the registrant had 20,000,000 shares of Class A common stock, par value $0.01 per share, and 7,556,443 shares of Class B common stock, par value $0.01 per share, outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	March 31, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$28,046	$29,626
Trade accounts receivable, net	35,425	31,090
Inventories	87,606	78,269
Prepaid expenses	2,653	3,246
Deferred income taxes	2,574	2,574
Income tax receivable	591	516

Total current assets	156,895	145,321
Property, plant and equipment, net of accumulated depreciation of $49,520 and $47,720	43,619	40,269
Goodwill	253,714	198,076
Trademarks	227,220	200,220
Customer relationship intangibles, net	127,606	14,369
Net deferred financing costs and other assets	21,171	17,950

Total assets	$830,225	$616,205

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$21,938	$21,520
Accrued expenses	22,326	16,520
Dividends payable	4,240	4,240

Total current liabilities	48,504	42,280
Long-term debt	635,800	430,800
Other liabilities	6,959	4,972
Deferred income taxes	64,323	62,666

Total liabilities	755,586	540,718
Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; issued and outstanding 20,000,000 shares	200	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; issued and outstanding 7,556,443 shares	76	76
Additional paid-in capital	114,912	119,152
Accumulated other comprehensive loss	(2,586)	(1,904)
Accumulated deficit	(37,963)	(42,037)

Total stockholders' equity	74,639	75,487

Total liabilities and stockholders' equity	$830,225	$616,205

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Net sales	$103,745	$92,980
Cost of goods sold	71,062	65,114

Gross profit	32,683	27,866
Operating expenses:
Sales, marketing and distribution expenses	11,504	10,481
General and administrative expenses	1,830	1,688
Amortization expense—customer relationships	663	—

Operating income	18,686	15,697
Other expenses:
Interest expense, net	12,125	10,858

Income before income tax expense	6,561	4,839
Income tax expense	2,487	1,887

Net income	$4,074	$2,952

Earnings per share calculations:
Basic and diluted distributed earnings per share:
Class A common stock	$0.21	$0.21
Basic and diluted earnings (loss) per share:
Class A common stock	$0.20	$0.16
Class B common stock	$(0.01)	$(0.05)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$4,074	$2,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,458	1,771
Amortization of deferred debt issuance costs	773	708
Deferred income taxes	2,076	1,616
Changes in assets and liabilities, net of effects of business acquired:
Trade accounts receivable	(4,335)	4,935
Inventories	(7,848)	(6,927)
Prepaid expenses	593	419
Income tax receivable	(75)	(107)
Other assets	(3)	—
Trade accounts payable	418	(2,073)
Accrued expenses	5,804	5,372
Other liabilities	882	(18)

Net cash provided by operating activities	4,817	8,648
Cash flows from investing activities:
Capital expenditures	(2,283)	(1,592)
Payments for acquisition of businesses	(200,887)	(30,085)

Net cash used in investing activities	(203,170)	(31,677)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	205,000	25,000
Dividends paid	(4,240)	(4,240)
Payment of debt issuance costs	(3,991)	(404)

Net cash provided by financing activities	196,769	20,356
Effect of exchange rate fluctuations on cash and cash equivalents	4	(43)

Net decrease in cash and cash equivalents	(1,580)	(2,716)
Cash and cash equivalents at beginning of period	29,626	25,429

Cash and cash equivalents at end of period	$28,046	$22,713

Supplemental disclosures of cash flow information:
Cash interest payments	$5,414	$4,965

Cash income tax payments	$47	$379

Cash income tax refunds	$(92)	$—

Non-cash transactions:
Dividends declared and unpaid	$4,240	$4,240

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)
(Unaudited)

(1)    Nature of Operations and Recent Acquisitions

        B&G Foods, Inc. is a holding company, the principal assets of which are the capital stock of its subsidiaries. Unless the context requires otherwise, references in this report to "B&G Foods," "our company," "we," "us" and "our" refer to B&G Foods, Inc. and its subsidiaries. We operate in one industry segment and manufacture, sell and distribute a diversified portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico. Our products include jams, jellies and fruit spreads, canned meats and beans, spices, seasonings, marinades, hot sauces, wine vinegar, hot cereals, molasses, maple syrup, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers and other specialty food products. We compete in the retail grocery, food service, specialty store, private label, club and mass merchandiser channels of distribution. We distribute these products to retailers in the greater New York metropolitan area through a direct-store-delivery sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

        On January 10, 2006, we acquired the Grandma's molasses business for approximately $30,102 in cash, including transaction costs, from Mott's LLP, a Cadbury Schweppes Americas Beverages company. Effective February 25, 2007, we completed the acquisition of the Cream of Wheat and Cream of Rice business for approximately $200,887, including transaction costs, from Kraft Foods Global, Inc. We refer to the Cream of Wheat and Cream of Rice acquisition as the Cream of Wheat acquisition and the Cream of Wheat and Cream of Rice businesses collectively as the "Cream of Wheat business." In connection with the Cream of Wheat acquisition, we amended and restated our credit facility to provide for, among other things, an additional $205,000 of term loan borrowings. The proceeds of the term loan together with cash on hand were used to fund the Cream of Wheat acquisition and pay related transaction costs.

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

        The following table sets forth the preliminary allocation of the Cream of Wheat purchase price to the estimated fair value of the net assets acquired at the date of acquisition based upon currently available information. Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit. Equipment has been recorded at estimated fair value as determined by a third-party valuation. We have also obtained a third-party valuation of the intangible assets acquired (including trademarks and customer relationship intangibles). The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures. Management does not expect such adjustments to be material. We anticipate completing the purchase price allocation in the second quarter of fiscal 2007.

          Acquisition of the Cream of Wheat business:

Inventory	$1,489
Equipment	2,860
Goodwill	55,638
Trademarks—indefinite life intangible assets	27,000
Customer relationship intangibles—amortizable intangible assets	113,900

Total	$200,887

        During the second quarter of fiscal 2006, we obtained a third-party valuation of certain acquired assets, including intangible assets, and finalized our internal assessments of the purchase price

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(1)    Nature of Operations and Recent Acquisitions (Continued)

allocation for the Grandma's molasses acquisition. The following table sets forth the purchase price allocation:

          Acquisition of the Grandma's molasses business:

Equipment	$25
Goodwill	9,877
Trademarks—indefinite life intangible assets	5,100
Customer relationship intangibles—amortizable intangible assets	15,100

Total	$30,102

  Pro Forma Summary of Operations

        The following pro forma summary of operations for the first quarter of fiscal 2007 and the first quarter of fiscal 2006 presents our operations as if the Cream of Wheat acquisition had occurred as of the beginning of each period presented. In addition to including the results of operations of the Cream of Wheat business, the pro forma information gives effect to interest on additional borrowings and changes in depreciation of property, plant and equipment and amortization of customer relationship intangibles.

	Thirteen weeks ended
	March 31, 2007	April 1, 2006
Net sales	$115,178	$110,089
Net income	6,082	6,284
Basic and diluted earnings per share Class A common stock	$0.28	$0.28
Basic and diluted earnings per share Class B common stock	$0.07	$0.07

        The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Cream of Wheat business had occurred as of the beginning of each period presented and is not intended to be a projection of future results.

        The acquisition of the Grandma's molasses business did not meet any of the significance tests pursuant to Rule 11-01(b)(1) of Regulation S-X. As such, no pro forma financial information has been presented.

(2)    Summary of Significant Accounting Policies

  Fiscal Year

        Our financial statements are presented on a consolidated basis. Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks. The fiscal years ending December 29, 2007 (fiscal 2007) and December 30, 2006 (fiscal 2006) each contain 52 weeks. Each quarter of fiscal 2007 and fiscal 2006 contains 13 weeks.

  Basis of Presentation

        The accompanying consolidated interim financial statements for the thirteen week periods ended March 31, 2007 (first quarter of fiscal 2007) and April 1, 2006 (first quarter of fiscal 2006) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(2)    Summary of Significant Accounting Policies (Continued)

herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of March 31, 2007, the results of our operations and cash flows for the first quarter of fiscal 2007 and the first quarter of fiscal 2006. Our results of operations for the first quarter of fiscal 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2006 included in our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2006 filed with the SEC on March 9, 2007.

  Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment and deferred tax assets; and the accounting for our enhanced income securities (EISs), including their treatment in computing our income tax expense and the accounting for earnings per share. Actual results could differ from those estimates and assumptions.

  Adoption of New Accounting Standards

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We adopted the provisions of FIN 48 on December 31, 2006. On May 2, 2007, the FASB issued FASB Staff Position No. 48-1, "Definition of Settlement in FASB Interpretation 48" (FIN 48-1). FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 is to be applied upon the initial adoption of FIN 48. Accordingly, we have applied the provisions of FIN 48-1 effective December 31, 2006. As a result of the adoption of FIN 48, as amended by FIN 48-1, we reclassified $169 to other non-current liabilities.

        We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. At the beginning of the first quarter of fiscal 2007, the total amount of liability for unrecognized tax benefits related to state income taxes was approximately $157 (of which the entire amount would impact our effective tax rate if recognized) plus approximately $61 of accrued interest and penalties.

        We are currently under examination in one Canadian tax jurisdiction and remain subject to examination in other jurisdictions until the applicable statute of limitations expires. As of the beginning

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(2)    Summary of Significant Accounting Policies (Continued)

of the first quarter of fiscal 2007, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2003 and forward
United States—States	2002 and forward
Canada	1999 and forward

        Based upon the expiration of statutes of limitations and the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $49 within twelve months of the reporting date.

        Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

  Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS No. 157 on our consolidated financial statements.

(3)    Inventories

        Inventories consist of the following, as of the dates indicated:

	March 31, 2007	December 30, 2006
Raw materials and packaging	$14,439	$11,461
Work in process	1,821	2,587
Finished goods	71,346	64,221

Total	$87,606	$78,269

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(4)    Goodwill, Trademarks and Customer Relationship Intangibles

        The following table reconciles the changes in the carrying amount of goodwill for the period from December 30, 2006 to March 31, 2007:

Balance at December 30, 2006	$198,076
Cream of Wheat business	55,638

Balance at March 31, 2007	$253,714

        The following table reconciles the changes in the carrying amount of trademarks for the period from December 30, 2006 to March 31, 2007:

Balance at December 30, 2006	$200,220
Cream of Wheat business	27,000

Balance at March 31, 2007	$227,220

        Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
Balance at December 30, 2006	$15,100	$(731)	$14,369
Cream of Wheat business	113,900	—	113,900
Amortization expense	—	(663)	(663)

Balance at March 31, 2007	$129,000	$(1,394)	$127,606

        No amortization expense of customer relationship intangibles was recorded for the first quarter of fiscal 2006.

(5)    Long-term Debt

        Long-term debt consists of the following, as of the dates indicated:

	March 31, 2007	December 30, 2006
Revolving credit facility	$—	$—
Term loan	230,000	25,000

Total senior secured credit facility	230,000	25,000
12.0% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8.0% Senior Notes due October 1, 2011	240,000	240,000

Total long-term debt	$635,800	$430,800

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(5)    Long-term Debt (Continued)

        As of March 31, 2007, the aggregate maturities of long-term debt are as follows:

Years ending December:
2007	$—
2008	—
2009	—
2010	—
2011	240,000
Thereafter	395,800

Total	$635,800

        Senior Secured Credit Facility.    In October 2004, we entered into a $30,000 senior secured revolving credit facility. In order to finance our acquisition of the Grandma's molasses brand, we amended the credit facility in January 2006 to provide for, among other things, a new $25,000 term loan and a reduction in the revolving credit facility commitments from $30,000 to $25,000. In order to finance the Cream of Wheat acquisition, our credit facility was amended and restated in February 2007 to provide for, among other things, an additional $205,000 of term loans. As amended, our $25,000 revolving credit facility matures on January 10, 2011 and our $230,000 term loan facility matures on February 26, 2013.

        Interest under the $25,000 revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin. We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. Interest under the term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.

        Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130,000 of our $230,000 of term loan borrowings. As of March 31, 2007, the interest rate for the remaining $100,000 of our term loan borrowings is 7.36% (based upon a three-month LIBOR rate contract expiring May 25, 2007). The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133. The swap is in place through the life of the term loan, ending on February 26, 2013. Changes in fair value of the swap are recorded in accumulated other comprehensive income (loss), net of tax on our consolidated balance sheet.

        Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our subsidiaries' assets except our and our subsidiaries' real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(5)    Long-term Debt (Continued)

total leverage ratio, each ratio as defined. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility remained undrawn through March 31, 2007. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2,358 was $22,642 at March 31, 2007. The maximum letter of credit capacity under the revolving credit facility is $10,000, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

        Subsidiary Guarantees.    We have no assets or operations independent of our direct and indirect subsidiaries. All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our senior subordinated notes and our senior notes, and management has determined that our subsidiaries that are not guarantors of our senior subordinated notes and senior notes are, individually and in the aggregate, "minor subsidiaries" as that term is used in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

        Deferred Financing Costs.    In connection with the issuance of our 12.0% senior subordinated notes due 2016 and our 8.0% senior notes due 2011, we capitalized approximately $23,123 of financing costs, which will be amortized over their respective terms. In connection with the issuance of our term loan in January 2006, we capitalized approximately $419 of additional financing costs, which will be amortized over the term of the loan. In connection with the issuance of additional term loan borrowings of $205,000 in February 2007 we capitalized approximately $3,991 of additional financing costs. As of March 31, 2007 we had net deferred financing costs of $20,532.

        At March 31, 2007 and December 30, 2006 accrued interest of $14,484 and $8,546, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(6)    Fair Value of Financial Instruments

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        We have outstanding $240,000 principal amount of 8.0% senior notes due 2011. The fair value of the senior notes at March 31, 2007 and December 30, 2006, based on quoted market prices, was $243,000 and $244,800, respectively.

        We also have outstanding $165,800 principal amount of 12.0% senior subordinated notes due 2016. Of such outstanding principal amount, $143,000 principal amount is represented by 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of March 31, 2007 and December 30, 2006, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange on March 30, 2007 and December 29, 2006, was $467,400 and $400,400, respectively. It is not practicable to estimate the fair value of the $143,000 principal amount of senior subordinated notes represented by the EISs. Of the $165,800 aggregate principal amount of senior subordinated notes outstanding, $22,800 principal amount is not represented

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(6)    Fair Value of Financial Instruments (Continued)

by EISs and trades separately. The fair value of the separate senior subordinated notes at March 31, 2007 and December 30, 2006, based on quoted market prices, was $25,153 and $25,510.

        The carrying value of our other borrowings approximates their fair value based on the information currently available to us with respect to similar instruments.

        We use an interest rate swap to manage variable interest rate exposure on $130,000 of our term loan borrowings. Our objective for holding this derivative is to decrease the volatility of future cash flows associated with interest payments on our variable rate debt. Derivative instruments are recognized in other liabilities on our consolidated balance sheet at fair value. We record gains and losses on derivatives qualifying as a cash flow hedge in comprehensive income (loss), to the extent that the hedge is effective and until we recognize the underlying transactions in net income, at which time these gains and losses are reflected in the consolidated statement of operations. Other comprehensive income (loss) for the first quarter of fiscal 2007 includes a net unrealized after tax losses of $697 ($1,122 pre-tax). The unrealized amounts in comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period. Our interest rate swap agreement, which is described in note 5, was an effective hedge for the first quarter of fiscal 2007, meaning that it qualified for hedge accounting treatment. We did not have any derivatives during the first quarter of fiscal 2006.

(7)    Comprehensive Income Recognition

        Comprehensive income includes net income, foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries, amortization of unrecognized prior service cost and pension deferrals and cash flow hedges, net of tax. The components of comprehensive income (loss) are as follows:

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Net income	$4,074	$2,952
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(43)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	11	—
Mark to market adjustment of cash flow hedge transaction, net of tax	(697)	—

Comprehensive income	$3,392	$2,909

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(8)    Pension Benefits

        Net periodic costs for the first quarter of fiscal 2007 and the first quarter of fiscal 2006 include the following components:

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Service cost—benefits earned during the period	$385	$426
Interest cost on projected benefit obligation	336	313
Expected return on plan assets	(372)	(297)
Amortization of unrecognized prior service cost	6	1
Net amortization and deferral	11	64

Net pension cost	$366	$507

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(8)    Pension Benefits (Continued)

        We expect to contribute $1,335 to our defined benefit pension plans in fiscal 2007. As of March 31, 2007, we have not made any contributions to our defined benefit pension plans during fiscal 2007.

(9)    Related-Party Transactions

        We are party to a transaction services agreement pursuant to which Bruckmann, Rosser, Sherrill & Co., Inc. (BRS & Co.), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), will be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions, divestitures, financings and other transactions by our company, which fee will not exceed 1.0% of the total transaction value. BRS was our majority owner prior to our EIS offering in October 2004 and remains a majority owner of our Class B common stock. Stephen C. Sherrill, the chairman of our board of directors, is a managing director of BRS & Co. In connection with our 2004 EIS offering, the transaction services agreement was amended to provide that transaction fees will be payable as described above unless a majority of our disinterested directors determines otherwise. BRS & Co. did not receive any transaction fees in connection with the Grandma's molasses acquisition or Cream of Wheat acquisition.

        We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009. Total rent expense associated with this lease was $192 for the first quarter of fiscal 2007 and the first quarter of fiscal 2006.

        On January 10, 2006, through a wholly-owned subsidiary, we acquired the Grandma's molasses business from Mott's LLP, a Cadbury Schweppes Americas Beverages company, for $30,000 in cash. James R. Chambers, a member of our board of directors has been the President, Cadbury Schweppes Americas Confectionary since July 2005. Mr. Chambers did not participate in the negotiation of the transaction nor did he participate in the board's deliberations or decisions regarding the transaction. Mr. Chambers did not personally have any direct or indirect pecuniary or other interest in the transaction as a result of his position at Cadbury.

(10)    Commitments and Contingencies

        We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first quarter of fiscal 2007 and the first quarter of fiscal 2006 in order to comply with environmental laws or regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

        We are involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, worker's compensation and other employee claims, and tort and other general liability claims, for which we carry insurance, as well as trademark,

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(10)    Commitments and Contingencies (Continued)

copyright, patent infringement and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

        We have employment agreements with our executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances. As of March 31, 2007, if all of our executive officers were to be terminated by us without cause (as defined) or as a result of the employees' disability, our severance liability, including salary continuation, continuation of health care and insurance benefits, present value of additional pension credits, and accelerated vesting under compensation plans, would have been approximately $3,059. As of March 31, 2007, if all of our executives were to be terminated or deemed terminated by us upon a change of control (as defined), our severance liability, including salary continuation, continuation of health care and insurance benefits, present value of additional pension credits, accelerated vesting under compensation plans, and potential excise tax liability and gross up payments, would have been approximately $4,886.

(11)    Earnings per Share

        We have two classes of common stock, designated as Class A common stock and Class B common stock, and we present earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings or losses.

        Net income available to our common stockholders is allocated between our two classes of common stock based upon the two-class method. Earnings per share for our Class A common stock and Class B

B&G Foods, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)
(Unaudited)

(11)    Earnings per Share (Continued)

common stock is calculated by dividing allocated net income by the weighted average number of shares of Class A common stock and Class B common stock outstanding.

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Net income	$4,074	$2,952
Less: Class A common stock dividends declared	4,240	4,240

Undistributed (loss) earnings available to Class A and Class B common stockholders	$(166)	$(1,288)

Basic and Diluted weighted average common shares outstanding:
Class A common stock	20,000,000	20,000,000
Class B common stock	7,556,443	7,556,443
Basic and diluted allocation of undistributed (loss) earnings:
Class A common stock	$(120)	$(935)
Class B common stock	(46)	(353)

Total	$(166)	$(1,288)

Basic and diluted earnings per share:
Undistributed (loss) earnings per share:
Class A common stock	$(0.01)	$(0.05)
Class B common stock	$(0.01)	$(0.05)
Distributed earnings:
Class A common stock	$0.21	$0.21
Earnings (loss) per share:
Class A common stock	$0.20	$0.16
Class B common stock	$(0.01)	$(0.05)

        No dividends were declared on our Class B common stock during the first quarter of fiscal 2007 or the first quarter of fiscal 2006; therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

(12)    Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers' financial conditions. As of March 31, 2007, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 45.2% and 42.7% of consolidated net sales for the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively. Other than Wal-Mart, which accounted for 12.2% of our consolidated net sales for the first quarter of fiscal 2007, no single customer accounted for 10.0% or more of our consolidated net sales for the first quarter of fiscal 2007 or the first quarter of fiscal 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Forward-Looking Statements" below and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended March 31, 2007 (first quarter of fiscal 2007) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2006 (fiscal 2006) included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on March 9, 2007.

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

        Since 1996, we have successfully acquired and integrated 18 separate brands into our operations. We believe that successful future acquisitions, if any, will enhance our portfolio of existing businesses, further leveraging our existing infrastructure.

        We completed the acquisition of the Grandma's molasses business from Motts LLP, a Cadbury Schweppes Americas Beverages Company, on January 10, 2006. We completed the acquisition of the Cream of Wheat and Cream of Ricebusiness from Kraft Foods Global, Inc. effective February 25, 2007. We refer to the Cream of Wheat and Cream of Rice acquisition as the Cream of Wheat acquisition and the Cream of Wheat and Cream of Ricebusinesses collectively as the "Cream of Wheat business." Both the Grandma's molasses acquisition and Cream of Wheat acquisition have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the purchase method of accounting for these acquisitions affect comparability between periods.

        We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading "Forward-Looking Statements," include:

        Fluctuations in Commodity Prices and Production and Distribution Costs.    We purchase raw materials, including agricultural products, meat, poultry, other raw materials and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. In the first quarter of fiscal 2007, our commodity prices for maple syrup and corn sweeteners were higher than those incurred during the thirteen weeks ended April 1,

2006 (first quarter of fiscal 2006). In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen in recent years, and we believe that certain of these costs may continue to rise in the foreseeable future. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. We cannot assure you that any sales price increases by us will offset the increased cost of raw material commodities.

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

Critical Accounting Policies; Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment, and deferred tax assets, and the accounting for our EISs, including their treatment in computing our income tax expense and the accounting for earnings per share. Actual results could differ from these estimates and assumptions.

        Summaries of our significant accounting policies are described more fully in note 2 to our consolidated financial statements included in our 2006 Annual Report on Form 10-K/A. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and average cost methods. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management's review of inventories on hand compared to estimated future usage and sales.

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

        We completed our annual impairment tests for fiscal 2006 with no adjustments to the carrying values of goodwill and indefinite life intangibles. We did not note any events or circumstances during the first quarter of fiscal 2007 that would indicate that goodwill or indefinite life intangibles might be impaired.

  Cash Flow Hedge

        We use an interest rate swap to manage variable interest rate exposure on $130.0 million of our term loan borrowings. Our objective for holding this derivative is to decrease the volatility of future cash flows associated with interest payments on our variable rate debt. This derivative is recognized in other liabilities on our consolidated balance sheet at fair value. We record gains and losses on derivatives qualifying as a cash flow hedge in comprehensive income (loss), to the extent that the hedge is effective and until we recognize the underlying transactions in net income, at which time we recognize these gains and losses in our consolidated statement of operations.

        The unrealized amounts in comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period. Our interest rate swap, which is described below under "Liquidity and Capital Resources—Debt" and in note 5 to our consolidated financial statements was an effective hedge for the first quarter of fiscal 2007, meaning that it qualified for hedge accounting treatment.

  Accounting Treatment for EISs.

        Our EISs include Class A common stock and senior subordinated notes. Upon completion of our 2004 EIS offering (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the 2004 EIS offering was equivalent to the combined fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not in the form of EISs) was equivalent to their initial stated principal amount. Therefore, we have allocated the entire proceeds of the 2004 EIS offering to the Class A common stock and the senior subordinated notes, and the allocation of the EIS proceeds to the senior subordinated notes did not result in a premium or discount.

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

        There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is "more likely than not" that such tax position will be sustained based on its technical merits.

  Earnings Per Share

        We have two classes of common stock, designated as Class A common stock and Class B common stock, and we present earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.

        Net income available to our common stockholders is allocated between our two classes of common stock based upon the two-class method. Basic and diluted earnings per share for our Class A common stock and Class B common stock is calculated by dividing allocated net income by the weighted average number of shares of Class A common stock and Class B common stock outstanding.

  Pension Expense

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During the first quarter of fiscal 2007 and the first quarter of fiscal 2006, we made no contributions to our pension plans. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in fiscal 2007 and beyond.

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

        The adoption of SFAS No. 158 as of December 30, 2006 required us to record an incremental after-tax charge of $1.6 million in accumulated other comprehensive loss related to the unrecognized net actuarial losses and unrecognized prior service costs.

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

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items for the first quarter of fiscal 2007 and the first quarter of fiscal 2006 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Statement of Operations:
Net sales	100.0%	100.0%
Cost of goods sold	68.5%	70.0%

Gross profit	31.5%	30.0%
Sales, marketing and distribution expenses	11.1%	11.3%
General and administrative expenses	1.8%	1.8%
Amortization expense—customer relationships	0.6%	0.0%

Operating income	18.0%	16.9%
Interest expense, net	11.7%	11.7%

Income before income tax expense	6.3%	5.2%
Income tax expense	2.4%	2.0%

Net income	3.9%	3.2%

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

  Non-GAAP Financial Measures

        Certain disclosures in this report include "non-GAAP (Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows.

        We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization. We believe that the most directly comparable GAAP financial measure to EBITDA is net cash provided by operating activities. We believe that EBITDA is useful to management and investors as a measure of comparative operating performance because we view our results, after eliminating depreciation, amortization and other non-cash charges from net income, as a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service debt and because covenants in our credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. EBITDA is not a substitute for operating income or net income, as determined in accordance with generally accepted accounting principles. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, capital expenditures and acquisitions, if any, and pay its income taxes and dividends, if any. Rather, EBITDA is a potential indicator of an entity's ability to fund these cash requirements. EBITDA also is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. EBITDA, as we define it, may differ from similarly named measures used by other entities.

        A reconciliation of EBITDA with the most directly comparable GAAP measure is included below for the first quarter of fiscal 2007 and the first quarter of fiscal 2006 along with the components of EBITDA.

        Reconciliation of EBITDA to Net Income and to Net Cash Provided by Operating Activities (dollars in thousands).

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Net income	$4,074	$2,952
Income tax expense	2,487	1,887
Interest expense, net	12,125	10,858
Depreciation and amortization	2,458	1,771

EBITDA	21,144	17,468
Income tax expense	(2,487)	(1,887)
Interest expense, net	(12,125)	(10,858)
Deferred income taxes	2,076	1,616
Amortization of deferred financing costs	773	708
Changes in assets and liabilities, net of effects of business combination	(4,564)	1,601

Net cash provided by operating activities	$4,817	$8,648

First quarter of fiscal 2007 compared to the first quarter of fiscal 2006

        Net Sales.    Net sales increased $10.7 million or 11.6% to $103.7 million for the first quarter of fiscal 2007 from $93.0 million for the first quarter of fiscal 2006. The Cream of Wheat acquisition accounted for $6.5 million of the net sales increase. The remaining $4.2 million increase in net sales related to increases in sales price and unit volume. Net sales of our lines of Maple Grove Farms, Las Palmas, Grandma's molasses, Joan of Arc and Ortega products increased in the amounts of $3.6 million, $0.8 million, $0.5 million, $0.5 million and $0.5 million or 30.2%, 14.6%, 58.2%, 26.9% and 2.2%, respectively. These increases were offset by a reduction in net sales of Emeril's and Polaner products of $1.3 million and $0.4 million or 23.0% and 4.1%, respectively. In the aggregate, net sales for all other brands remained constant.

        Gross Profit.    Gross profit increased $4.8 million or 17.3% to $32.7 million for the first quarter of fiscal 2007 from $27.9 million for the first quarter of fiscal 2006. Gross profit expressed as a percentage of net sales increased 1.5% to 31.5% in the first quarter of fiscal 2007 from 30.0% in the first quarter of fiscal 2006. The increase in gross profit expressed as a percentage of net sales was primarily due to Cream of Wheat's gross profit for the month of March, which improved our overall gross profit expressed as a percentage of net sales for March by 1.8%. This increase was partially offset by higher costs for packaging, transportation costs and corn sweeteners.

        Sales, Marketing and Distribution Expenses.    Sales, marketing and distribution expenses increased $1.0 million or 9.8% to $11.5 million for the first quarter of fiscal 2007 from $10.5 million for the first quarter of fiscal 2006. These expenses as a percentage of net sales decreased to 11.1% for the first quarter of fiscal 2007 from 11.3% for the first quarter of fiscal 2006. This increase is primarily due to an increase in consumer marketing of $0.9 million and an increase in brokerage commissions of $0.1 million.

        General and Administrative Expenses.    General and administrative expenses increased $0.1 million or 8.4% to $1.8 million for the first quarter of fiscal 2007 from $1.7 million in the first quarter of fiscal 2006. The increase was primarily due to an increase in incentive compensation.

        Amortization Expense—Customer Relationships. Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma's molasses and Cream of Wheat acquisitions, was $0.7 for the first quarter of fiscal 2007. We had no customer relationship intangibles for the first quarter of fiscal 2006.

        Operating Income.    As a result of the foregoing, operating income increased $3.0 million or 19.0% to $18.7 million for the first quarter of fiscal 2007 from $15.7 million for the first quarter of fiscal 2006. Operating income expressed as a percentage of net sales increased to 18.0% in the first quarter of fiscal 2007 from 16.9% in the first quarter of fiscal 2006.

        Interest Expense.    Net interest expense increased $1.3 million or 11.7% to $12.1 million for the first quarter of fiscal 2007 from $10.8 million in the first quarter of fiscal 2006. Our outstanding long-term debt increased $205.0 million on February 26, 2007 as a result of additional term loan borrowings used to finance our acquisition of the Cream of Wheat business. See "—Liquidity and Capital Resources—Debt" below.

        Income Tax Expense.    Income tax expense increased $0.6 million to $2.5 for the first quarter of fiscal 2007 from $1.9 million for the first quarter of fiscal 2006. Our effective tax rate was 37.9% for the first quarter of fiscal 2007 and 39.0% for the first quarter of fiscal 2006.

Liquidity and Capital Resources

        Our primary liquidity requirements include debt service, capital expenditures and working capital needs. See also, "Dividend Policy" and "Commitments and Contractual Obligations" below. We fund our liquidity requirements, as well as financing for acquisitions and dividend payments, if any, primarily through cash generated from operations and to the extent necessary, through borrowings under our credit facility.

        Cash Flows.    Cash provided by operating activities decreased $3.8 million to $4.8 million for the first quarter of fiscal 2007 from $8.6 million in the first quarter of fiscal 2006. The decrease was due to changes relating to an increase in accounts receivable relating to the Cream of Wheat acquisition of $6.3 million partially offset by an increase in net income of $1.1 million and increases in trade accounts payable. Working capital at March 31, 2007 was $108.4 million, an increase of $5.4 million over working capital at December 30, 2006 of $103.0 million.

        Net cash used in investing activities for the first quarter of fiscal 2007 was $203.2 million as compared to $31.7 million for the first quarter of fiscal 2006. Capital expenditures during the first quarter of fiscal 2007 were $2.3 million and included purchases of manufacturing and computer equipment, and were $0.7 million greater than our $1.6 million in capital expenditures for the first quarter of fiscal 2006. Investment expenditures for the first quarter of fiscal 2007 included $200.9 million for the Cream of Wheat acquisition. Investment expenditures for the first quarter of fiscal 2006 included $30.1 million for the Grandma's molasses acquisition.

        Net cash provided by financing activities for the first quarter of fiscal 2007 was $196.8 million as compared to $20.4 million for the first quarter of fiscal 2006. Net cash provided by financing activities for the first quarter of fiscal 2007 consists of $205.0 million in additional term loan borrowings, offset by $4.2 million in dividends paid on our Class A common stock, and $4.0 million in debt issuance costs. Net cash used in financing activities for the first quarter of fiscal 2006 consists of $25.0 million in term loan borrowings, offset by dividends paid to holders of our Class A common stock of $4.2 million, and $0.4 million in debt issuance costs.

        We believe that based on a number of factors, including our trademark and goodwill amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in 2006 and 2005 as compared to our tax expense for financial reporting purposes. While we expect cash taxes to increase beginning in 2007 as compared to the prior two years, we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and customer relationship intangibles for the taxable years 2007 through 2022 that will not be reflected in our income tax expense for financial statement purposes.

  Dividend Policy

        Our board of directors adopted a dividend policy that reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business. Under this policy, cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets and $6.0 million of dividend restricted cash (that can be used for the payment of dividends on Class A common stock or for any other purpose other than the payment of dividends on the Class B common stock) is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our Class A common stock and as regular annual cash dividends (up to the dividend rate permitted under our debt agreements and our organizational documents) to the holders of our Class B common stock and not retained by us. The current intended dividend rate for our Class A common stock is $0.848 per share per annum.

        Dividend payments, however, are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Furthermore, our board of directors may, in its sole discretion, amend or repeal this dividend policy with respect to the Class A common stock and Class B common stock at any time. Our board of directors may decrease the level of dividends for the Class A common stock and Class B common stock below the intended dividend rates or discontinue entirely the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant. The indenture governing our senior subordinated notes, the terms of our revolving credit facility and the indenture governing the senior notes contain significant restrictions on our ability to make dividend payments. In addition, certain provisions of the Delaware General Corporation Law may limit our ability to pay dividends.

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

        For the first quarter of fiscal 2007, we had cash flows provided by operating activities of $4.8 million. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

        The table below illustrates for fiscal 2006 and the latest twelve months ended March 31, 2007, respectively, the amount of cash that we had available for distribution to our stockholders.

Cash Available to Pay Dividends	Fiscal Year Ended December 30, 2006	Less: Thirteen Weeks Ended April 1, 2006	Plus: Thirteen Weeks Ended March 31, 2007	Latest Twelve Months Ended March 31, 2007(a)
		(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$32,771	$8,648	$4,817	$28,940
Interest expense, net	43,481	10,858	12,125	44,748
Income taxes	5,962	1,887	2,487	6,562
Amortization of deferred debt issuance costs	(2,830)	(708)	(773)	(2,895)
Deferred income taxes	(6,165)	(1,616)	(2,076)	(6,625)
Gain on sale of property, plant and equipment	525	—	—	525
Changes in assets and liabilities	(4,744)	(1,601)	4,564	1,421

EBITDA	69,000	17,468	21,144	72,676
Reduction for cash income tax expense (b)	—	—	—	—
Cash interest expense (c)	(40,651)	(10,150)	(11,352)	(41,853)
Capital expenditures	(7,306)	(1,592)	(2,283)	(7,997)

Cash available to pay dividends on Class A common stock	21,043	5,726	7,509	22,826
Less:
Dividends paid on Class A common stock	16,960	4,240	4,240	16,960
Dividend restricted cash (d)	6,000			6,000

Cash available to pay dividends on Class B common stock	$(1,917)			$(134)

(a)
Our unaudited consolidated statements of operations and cash flow data for the latest twelve months ended March 31, 2007 was derived from our audited consolidated statements of operations and cash flow data for fiscal 2006 and (i) subtracting from it our unaudited consolidated statements of operations and cash flow data for the first quarter of fiscal 2006 and (ii) adding to it our unaudited consolidated statements of operations and cash flow data for the first quarter of fiscal 2007.

(b)
In fiscal 2006 we had a net cash tax refund of $0.3 million. For the latest twelve months ended March 31, 2007 we had a net cash tax refund of $0.7 million.

(c)
Cash interest expense is net interest expense less amortization of deferred debt issuance costs.

(d)
Under our organizational documents, our cash otherwise available for the payment of annual dividends, if any, on our Class B common stock for any year is reduced by $6.0 million.

        There can be no assurance that we will continue to pay dividends at historical levels, or at all. Dividend payments are not mandatory or guaranteed, are within the absolute discretion of our board of directors and will be dependent upon many factors and future developments that could differ materially from our current expectations. Over time, our EBITDA, capital expenditure, working capital and other cash needs will be subject to uncertainties, which could impact the level of dividends, if any, we pay in the future.

  Acquisitions

        Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. We have historically financed acquisitions with borrowings and cash flows from operating activities. Our interest expense has increased significantly as a result of additional indebtedness we have incurred as a result of the Grandma's molasses acquisition in January 2006 and the Cream of Wheat acquisition in February 2007, and will increase with any additional indebtedness we may incur to finance potential future acquisitions, if any.

To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

  Environmental and Health and Safety Costs

        We have not made any material expenditures during the first quarter of fiscal 2007 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

  Debt

        Senior Secured Credit Facility.    Concurrent with our 2004 EIS offering and concurrent offerings, we entered into a $30.0 million senior secured revolving credit facility on October 14, 2004. In order to finance the Grandma'smolasses acquisition, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million. In order to finance the Cream of Wheat acquisition, our credit facility was amended and restated to provide for, among other things, an additional $205.0 million of term loan borrowings. As amended, our $25.0 million revolving credit facility matures on January 10, 2011 and our $230.0 million term loan facility matures on February 26, 2013.

        Interest under the $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin. We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. Interest under the term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.

        Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of our $230.0 million of term loan borrowings. As of March 31, 2007, the interest rate for the remaining $100.0 million of our term loan borrowings is 7.36% (based upon a three-month LIBOR rate contract expiring May 25, 2007). The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133. The swap is in place through the life of the term loan, ending on February 26, 2013. Changes in fair value of the swap are recorded in accumulated other comprehensive loss on our consolidated balance sheet.

        Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and future domestic subsidiaries. The credit facility is secured by substantially all of our and our subsidiaries' assets except our and our subsidiaries' real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our 2004 EIS offering and concurrent offerings and remained undrawn through March 31, 2007. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.4 million, was $22.6 million at March 31, 2007. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

        12.0% Senior Subordinated Notes due 2016.    In connection with our 2004 EIS offering, we issued on October 14, 2004, $124.3 million aggregate principal amount of 12.0% senior subordinated notes due 2016 in the form of EISs and an additional $22.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016 (not in the form of EISs). In connection with the exercise of the underwriters' over-allotment option, on October 22, 2004 we issued an additional $18.7 million aggregate principal amount of 12.0% senior subordinated notes in the form of EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our 12.0% senior subordinated notes. As of March 31, 2007, $165.8 million aggregate principal amount of senior subordinated notes were outstanding.

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

        8.0% Senior Notes due 2011.    Concurrent with our 2004 EIS offering and offering of separate senior subordinated notes, we issued $240.0 million aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on April 1, 2005. The senior notes will mature on October 1, 2011, unless earlier retired or redeemed at our option as described below.

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

  Future Capital Needs

        We are highly leveraged. On March 31, 2007, our total long-term debt and stockholders' equity was $635.8 million and $74.6 million, respectively.

        Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our Class A common stock. We expect to make capital expenditures of approximately $7.0 million in fiscal 2007 in respect of our existing manufacturing operations. In addition, in connection with the Cream of Wheat acquisition, we anticipate making additional capital expenditures of approximately $8.0 million in the aggregate over the course of fiscal 2007 and fiscal 2008.

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

  Inflation

        During fiscal 2006 and the first quarter of fiscal 2007, we were faced with increasing prices in certain commodities and packaging materials and we expect this trend may continue. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. Our cost increases in fiscal 2006 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs. We believe that through sales price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases. There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We adopted the provisions of FIN 48 on December 31, 2006. On May 2, 2007, the FASB issued FASB Staff Position No. 48-1, "Definition of Settlement in FASB Interpretation 48" (FIN 48-1). FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 is to be applied upon the initial adoption of FIN 48. Accordingly, we have applied the provisions of FIN

48-1 effective December 31, 2006. As a result of the adoption of FIN 48, as amended by FIN 48-1, we reclassified $0.2 million to other non-current liabilities.

        We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. At the beginning of the first quarter of fiscal 2007, the total amount of liability for unrecognized tax benefits related to state income taxes was approximately $0.2 million (of which the entire amount would impact our effective tax rate if recognized) plus approximately $0.1 million of accrued interest and penalties.

        We are currently under examination in one Canadian tax jurisdiction and remain subject to examination in other jurisdictions until the applicable statute of limitations expires. As of the beginning of the first quarter of fiscal 2007, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2003 and forward
United States—States	2002 and forward
Canada	1999 and forward

        Based upon the expiration of statutes of limitations and the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $0.1 million within twelve months of the reporting date.

        Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS No. 157 on our consolidated financial statements.

Off-balance Sheet Arrangements

        As of March 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of December 30, 2006.

	Payments Due by Period
Contractual Obligations:	Total	2007	2008	2009	2010	2011 and Thereafter
	(Dollars in thousands)
Long-term debt(1)	$726,055	$41,186	$41,186	$41,186	$41,186	$561,311
Operating leases	9,269	4,281	3,231	1,379	175	203
Other long-term obligations(2)	1,335	1,335	—	—	—	—

Total	$736,659	$46,802	$44,417	$42,565	$41,361	$561,514

(1)
Includes interest obligations on our senior notes at an interest rate of 8.0% per annum through maturity on October 1, 2011 and on our senior subordinated notes of 12% per annum through maturity on October 30, 2016. Also includes interest obligations under our credit facility. As of December 31, 2006, we had $25.0 million of term loan borrowings under our credit facility, all of which was subject to variable rates of interest. Interest expense on these variable rate term loan borrowings for future years was calculated using a weighted average interest rate of approximately 8.36% based upon a six-month LIBOR contract in effect at December 30, 2006. In February 2007, we incurred additional long-term debt of $205.0 million in the form of additional term loan borrowings, which is not reflected in the table. See "Debt—Senior Secured Credit Facility" above. As amended, our $25.0 million revolving credit facility matures on January 10, 2011 and our $230.0 term loan facility matures on February 26, 2013.

(2)
Represents expected contributions under our defined benefit pension plans in fiscal 2007. The expected contributions beyond 2007 are not currently determinable.

        During the first quarter of fiscal 2007, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the table above, except that in February 2007, we incurred additional long-term debt of $205.0 million in the form of additional term loan borrowings under our amended senior secured credit facility, which is not reflected in the table. As amended, our $25.0 million revolving credit facility matures on January 10, 2011 and our $230.0 term loan facility matures on February 26, 2013. See "Debt—Senior Secured Credit Facility" above.

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

  •
  the effects of currency movements in Canada; and

  •
  fluctuations in the level of our customers' inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

  •
  the risk that our senior subordinated notes may be treated as equity for U.S. federal income tax purposes; and

  •
  other factors discussed elsewhere in this report and in our public filings with the SEC, including under Item 1A, "Risk Factors" in our Annual Report on Form 10-K/A for fiscal 2006.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of operations, we are exposed to market risks arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates. As of March 31, 2007, our revolving credit facility was amended and restated to provide for an additional $205.0 million of term loan borrowings to finance the Cream of Wheat acquisition and pay related transaction fees and expenses.

        Interest under the $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin. Interest under the term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of our $230.0 million of term loan borrowings. As of March 31, 2007, the interest rate for the remaining $100.0 million of our term loan borrowings is 7.36% (based upon a three-month LIBOR rate contract expiring May 25, 2007). A 1.0% increase in interest rates, applied to our variable rate borrowings at March 31, 2007, would result in an annual increase in interest expense and a corresponding reduction in cash flow of $1.0 million.

        We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year. The fair value of the senior notes at March 31, 2007 and December 30, 2006, based on quoted market prices, was $243.0 million and $244.8 million, respectively.

        We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due October 30, 2016, with interest payable quarterly on January 30, April 30, July 30 and October 30 of each year. Of such outstanding principal amount, $143.0 million principal amount is represented by 20.0 million EISs. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of March 31, 2007 and December 30, 2006, the fair value of the EISs, based on the per EIS closing price on the AMEX on March 30, 2007 and December 29, 2006, was $467.4 million and $400.4 million. It is not practicable to estimate the fair value of the $143.0 million principal amount of senior subordinated notes represented by the EISs. Of the $165.8 million aggregate principal amount of senior subordinated notes outstanding, $22.8 million principal amount is not represented by EISs and trades separately. The fair value of the separate senior subordinated notes at March 31, 2007 and December 30, 2006, based on quoted market prices, was $25.2 million and $25.5 million, respectively.

        The information under the heading "Inflation" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

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

        Inherent Limitations on Effectiveness of Controls.    Our company's management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        We are involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, worker's compensation and other employee claims, and tort and other general liability claims, for which we carry insurance, as well as trademark, copyright, patent infringement and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A.    Risk Factors

        We do not believe there have been any material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 30, 2006 filed with the Securities and Exchange Commission on March 9, 2007.

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

Dated: May 7, 2007	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

QuickLinks

B&G Foods, Inc. and Subsidiaries
Index
PART I FINANCIAL INFORMATION
B&G Foods, Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except per share data) (Unaudited)
B&G Foods, Inc. and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share data) (Unaudited)
B&G Foods, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands) (Unaudited)
PART II OTHER INFORMATION
SIGNATURE