Form 10-Q
period 2007-06-30
B&G Foods, Inc.
filed 2007-07-30
CIK 1278027

As filed with the Securities and Exchange Commission on July 30, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

As of July 25, 2007, the registrant had 36,778,988 shares of Class A common stock, par value $0.01 per share issued and outstanding, 17,290,567 of which were held in the form of Enhanced Income Securities (EISs) and 19,488,421 of which were held separate from EISs. Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016. As of July 25, 2007, the registrant had no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

B&G Foods, Inc. and Subsidiaries
Index

-i-

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

Assets	June 30, 2007	December 30, 2006

Current assets:
Cash and cash equivalents	$37,426	$29,626
Trade accounts receivable, net	32,318	31,090
Inventories	90,255	78,269
Prepaid expenses	2,762	3,246
Income tax receivable	577	516
Deferred income taxes	2,574	2,574
Total current assets	165,912	145,321

Property, plant and equipment, net of accumulated depreciation of $51,394 and $47,720	46,086	40,269
Goodwill	253,763	198,076
Trademarks	227,220	200,220
Customer relationship intangibles, net	125,993	14,369
Net deferred financing costs and other assets	20,599	17,950
Total assets	$839,573	$616,205

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$23,828	$21,520
Accrued expenses	16,685	16,520
Dividends payable	7,797	4,240
Total current liabilities	48,310	42,280

Long-term debt	535,800	430,800
Other liabilities	4,771	4,972
Deferred income taxes	67,281	62,666
Total liabilities	656,162	540,718

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 36,778,988 and 20,000,000 shares issued and outstanding as of June 30, 2007 and December 30, 2006, respectively	368	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding as of June 30, 2007 and 7,556,443 shares issued and outstanding as of December 30, 2006	—	76
Additional paid-in capital	217,832	119,152
Accumulated other comprehensive loss	(563)	(1,904)
Accumulated deficit	(34,226)	(42,037)
Total stockholders’ equity	183,411	75,487
Total liabilities and stockholders’ equity	$839,573	$616,205

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$118,204	$105,265	$221,949	$198,245
Cost of goods sold	80,881	76,862	151,943	141,976
Gross profit	37,323	28,403	70,006	56,269

Operating expenses:
Sales, marketing and distribution expenses	12,566	11,588	24,070	22,069
General and administrative expenses	1,598	1,775	3,428	3,463
Amortization expense—customer relationships	1,613	354	2,276	354
Operating income	21,546	14,686	40,232	30,383

Other expenses:
Interest expense, net	15,529	10,929	27,654	21,787
Income before income tax expense	6,017	3,757	12,578	8,596
Income tax expense	2,280	1,448	4,767	3,335
Net income	$3,737	$2,309	7,811	5,261

Earnings per share calculations:
Basic and diluted distributed earnings per share:
Class A common stock	$0.30	$0.21	$0.52	$0.42
Basic and diluted earnings (loss) per share:
Class A common stock	$0.17	$0.14	$0.38	$0.30
Class B common stock	$(0.13)	$(0.07)	$(0.14)	$(0.12)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006

Cash flows from operating activities:
Net income	$7,811	$5,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,863	3,904
Amortization of deferred debt issuance costs	1,605	1,412
Deferred income taxes	3,842	2,794
Write off of deferred debt issuance costs	1,769	—
Changes in assets and liabilities, net of effects of business acquired:
Trade accounts receivable	(1,228)	2,794
Inventories	(10,497)	(5,190)
Prepaid expenses	484	91
Income tax receivable	(61)	618
Other assets	(8)	(4)
Trade accounts payable	2,308	1,410
Accrued expenses	117	990
Other liabilities	(175)	(36)
Net cash provided by operating activities	11,830	14,044

Cash flows from investing activities:
Capital expenditures	(6,496)	(4,013)
Payments for acquisition of businesses	(200,936)	(30,098)
Net cash used in investing activities	(207,432)	(34,111)

Cash flows from financing activities:
Payments of long-term debt	(100,000)	—
Proceeds from issuance of long-term debt	205,000	25,000
Payments for repurchase of Class B common stock	(82,417)	—
Proceeds from issuance of Class A common stock, net	193,226	—
Dividends paid	(8,480)	(8,480)
Payment of debt issuance costs	(4,001)	(404)
Net cash provided by financing activities	203,328	16,116

Effect of exchange rate fluctuations on cash and cash equivalents	74	63
Net increase (decrease) in cash and cash equivalents	7,800	(3,888)

Cash and cash equivalents at beginning of period	29,626	25,429
Cash and cash equivalents at end of period	$37,426	$21,541

Supplemental disclosures of cash flow information:
Cash interest payments	$23,859	$19,985
Cash income tax payments	$547	$438
Cash income tax refunds	$(91)	$(800)
Non-cash transactions:
Dividends declared and not yet paid	$7,797	$4,240

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1)           Nature of Operations

B&G Foods, Inc. is a holding company, the principal assets of which are the capital stock of its subsidiaries.  Unless the context requires otherwise, references in this report to “B&G Foods,” “our company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries.  We operate in one industry segment and manufacture, sell and distribute a diversified portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include jams, jellies and fruit spreads, canned meats and beans, spices, seasonings, marinades, hot sauces, wine vinegar, hot cereals, molasses, maple syrup, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers and other specialty food products.  We compete in the retail grocery, food service, specialty store, private label, club and mass merchandiser channels of distribution.  We distribute these products to retailers in the greater New York metropolitan area through a direct-store-delivery sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

Recent Acquisitions

On January 10, 2006, we acquired the Grandma’s molasses business for approximately $30.1 million in cash, including transaction costs, from Mott’s LLP, a Cadbury Schweppes Americas Beverages company.  Effective February 25, 2007, we completed the acquisition of the Cream of Wheat and Cream of Rice business for approximately $200.9 million in cash, including transaction costs, from Kraft Foods Global, Inc.  We refer to the Cream of Wheat and Cream of Rice acquisition as the “Cream of Wheat acquisition” and the Cream of Wheat and Cream of Rice businesses collectively as the “Cream of Wheat business.”

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

The following table sets forth the preliminary allocation of the Cream of Wheat purchase price to the estimated fair value of the net assets acquired at the date of acquisition based upon currently available information.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit.  Equipment has been recorded at estimated fair value as determined by a third-party valuation.  We have also obtained a third-party valuation of the intangible assets acquired (including trademarks and customer relationship intangibles).  Management does not expect any adjustments to the preliminary allocation to be material.

Acquisition of the Cream of Wheat business (dollars in thousands):
Inventory	$1,489
Equipment	2,860
Goodwill	55,687
Trademarks—indefinite life intangible assets	27,000
Customer relationship intangibles—amortizable intangible assets	113,900
Total	$200,936

During the second quarter of fiscal 2006, we obtained a third-party valuation of certain acquired assets, including intangible assets, and finalized our internal assessments of the purchase price allocation for the Grandma’s molasses acquisition.  The following table sets forth the purchase price allocation:

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)           Nature of Operations (continued)

Acquisition of the Grandma’s molasses business (dollars in thousands):
Equipment	$25
Goodwill	9,877
Trademarks—indefinite life intangible assets	5,100
Customer relationship intangibles—amortizable intangible assets	15,100
Total	$30,102

Pro Forma Summary of Operations

The following pro forma summary of operations for the first two quarters of 2007 and the second quarter and first two quarters of 2006 presents our operations as if the Cream of Wheat acquisition had occurred as of the beginning of each period presented.  In addition to including the results of operations of the Cream of Wheat business, the pro forma information gives effect to interest on additional borrowings and changes in depreciation of property, plant and equipment and amortization of customer relationship intangibles.  No pro forma financial information has been presented for the Grandma’s molasses acquisition because such pro forma financial information is not material to our consolidated statements of operations for the periods presented.

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(Actual)	(Pro forma)	(Pro forma)	(Pro forma)
	(dollars in thousands)
Net sales	$118,204	$117,950	$233,382	$228,039
Net income	3,737	3,023	9,819	9,307
Basic and diluted earnings per share Class A common stock	$0.17	$0.17	$0.34	$0.45
Basic and diluted earnings (loss) per share Class B common stock	$(0.13)	$(0.04)	$(0.08)	$0.03

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Cream of Wheat acquisition had occurred as of the beginning of each period presented and is not intended to be a projection of future results.

Class A Common Stock Offering

On May 29, 2007, we completed a public offering of 15,985,000 shares of our Class A common stock as a separately traded security, which includes 2,085,000 shares issued pursuant to the fully exercised underwriters’ option to purchase additional shares, at $13.00 per share.  The shares of our separately traded Class A common stock trade on the New York Stock Exchange under the trading symbol “BGS” and trade separately from our Enhanced Income Securities (EISs), which trade on the New York Stock Exchange under the trading symbol “BGF.”  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.

The proceeds of the Class A common stock offering were $193.2 million, after deducting underwriting discounts and commissions and other expenses.  In connection with the offering, we repurchased 6,762,455 outstanding shares of our Class B common stock for $82.4 million, and the remaining 793,988

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)           Nature of Operations (continued)

shares of our outstanding Class B common stock were exchanged for an equal number of shares of Class A common stock.  See note 9, “Related-Party Transactions.”  We also prepaid $100.0 million of our term loan borrowings under our senior secured credit facility.  The remaining funds are being used for general corporate purposes.

The holders of our EISs may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes at any time.  Upon the occurrence of certain events EISs will automatically separate.  Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs.  Separation and combination of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not in the form of EISs.  As of June 30, 2007, we had 36,778,988 shares of Class A common stock issued and outstanding, 18,895,867 of which were held in the form of EISs and 17,883,121 of which were held separate from EISs.  As of December 30, 2006, we had 20,000,000 shares of Class A common stock issued and outstanding, all of which were held in the form of EISs.

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

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen and twenty-six week periods ended June 30, 2007 (second quarter of 2007 and first two quarters of 2007) and July 1, 2006 (second quarter of 2006 and first two quarters of 2006) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of June 30, 2007, the results of our operations for the second quarter and first two quarters of 2007 and 2006, and cash flows for the first two quarters of 2007 and 2006.  Our results of operations for the second quarter and first two quarters of 2007 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2006 included in our Annual Report on Form 10-K/A for fiscal 2006 filed with the SEC on March 9, 2007.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)           Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment and deferred tax assets; the accounting for our enhanced income securities (EISs), including their treatment in computing our income tax expense; and the accounting for earnings per share.  Actual results could differ from those estimates and assumptions.

Adoption of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.  A tax benefit from an uncertain position was previously recognized if it was probable of being sustained.  Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.  FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006.  We adopted the provisions of FIN 48 at the beginning of fiscal 2007.  On May 2, 2007, the FASB issued FASB Staff Position No. 48-1, “Definition of Settlement in FASB Interpretation 48” (FIN 48-1).  FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The guidance in FIN 48-1 is to be applied upon the initial adoption of FIN 48.  Accordingly, we have applied the provisions of FIN 48-1 at the beginning of fiscal 2007.  As a result of the adoption of FIN 48, as amended by FIN 48-1, we reclassified $0.2 million to other non-current liabilities.

We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters.  At the beginning of fiscal 2007, our liability for unrecognized tax benefits was all related to state income taxes and Canadian income taxes and was approximately $0.2 million (of which the entire amount would impact our effective tax rate if recognized) plus approximately $0.1 million of accrued interest and penalties.  There was no material change in the net amount of unrecognized tax benefits in the first two quarters of 2007.

We are currently under examination in one Canadian tax jurisdiction and remain subject to examination in other jurisdictions until the applicable statute of limitations expires.  As of the beginning of fiscal 2007, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2003 and forward
United States—States	2002 and forward
Canada	1999 and forward

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)           Summary of Significant Accounting Policies (continued)

Based upon the expiration of statutes of limitations and the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $0.1 million within twelve months of the reporting date.

Our policy is to classify interest and penalties related to income tax uncertainties as income tax expense.

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

(3)           Inventories

Inventories consist of the following, as of the dates indicated (dollars in thousands):

	June 30, 2007	December 30, 2006
Raw materials and packaging	$19,737	$11,461
Work in process	1,603	2,587
Finished goods	68,915	64,221

Total	$90,255	$78,269

(4)           Goodwill, Trademarks and Customer Relationship Intangibles

The following table reconciles the changes in the carrying amount of goodwill for the period from December 30, 2006 to June 30, 2007 (dollars in thousands):

Balance at December 30, 2006	$198,076
Cream of Wheat acqusition	55,687
Balance at June 30, 2007	$253,763

The following table reconciles the changes in the carrying amount of trademarks for the period from December 30, 2006 to June 30, 2007 (dollars in thousands):

Balance at December 30, 2006	$200,220
Cream of Wheat acquisition	27,000
Balance at June 30, 2007	$227,220

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)           Goodwill, Trademarks and Customer Relationship Intangibles (continued)

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
	(dollars in thousands)
Balance at December 30, 2006	$15,100	$(731)	$14,369
Cream of Wheat acquisition	113,900	—	113,900
Amortization expense	—	(2,276)	(2,276)
Balance at June 30, 2007	$129,000	$(3,007)	$125,993

Amortization expense associated with customer relationship intangibles for the second quarter and first two quarters of 2007 was $1.6 million and $2.3 million, respectively, and $0.4 million for the second quarter and first two quarters of 2006, respectively, and is recorded in operating expenses.  We expect to recognize an additional $3.2 million of amortization expense associated with customer relationship intangibles during the remainder of fiscal 2007.  As of June 30, 2007, amortization of intangible assets is expected to be $6.5 million for each of the next five succeeding fiscal years.

(5)           Long-term Debt

Long-term debt consists of the following, as of the dates indicated (dollars in thousands):

	June 30, 2007	December 30, 2006
Revolving credit facility	$—	$—
Term loan	130,000	25,000
Total senior secured credit facility	130,000	25,000

12.0% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8.0% Senior Notes due October 1, 2011	240,000	240,000
Total long-term debt	$535,800	$430,800

As of June 30, 2007, the aggregate maturities of long-term debt are as follows (dollars in thousands):

Years ending December:

2007	$—
2008	—
2009	—
2010	—
2011	240,000
Thereafter	295,800
Total	$535,800

Senior Secured Credit Facility.  In October 2004, we entered into a $30.0 million senior secured revolving credit facility.  In order to finance the Grandma’s molasses acquisition, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million.  In order to finance the Cream

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-term Debt (continued)

of Wheat acquisition, our credit facility was amended and restated in February 2007 to provide for, among other things, an additional $205.0 million of term loan borrowings.  On May 29, 2007, we prepaid $100.0 million of term loan borrowings.  Our $25.0 million revolving credit facility matures on January 10, 2011 and the remaining $130.0 million of term loan borrowings matures on February 26, 2013.

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

Effective as of February 26, 2007, we entered into a six-year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings.  The interest rate for the remaining $100.0 million of term loan borrowings, which we subsequently prepaid, was 7.36% as of the prepayment date (based upon a three-month LIBOR rate contract that expired on May 25, 2007).  The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133.  The swap is in place through the life of the term loan, ending on February 26, 2013.  Changes in fair value of the swap are recorded in accumulated other comprehensive income (loss), net of tax on our consolidated balance sheet.

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility remained undrawn through June 30, 2007.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.5 million, was $22.5 million at June 30, 2007.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

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

Deferred Financing Costs.  In connection with the issuance of our 12.0% senior subordinated notes due 2016 and our 8.0% senior notes due 2011, we capitalized approximately $23.1 million of financing costs, which will be amortized over their respective terms.  In connection with the issuance of our term loan in

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-term Debt (continued)

January 2006, we capitalized approximately $0.4 million of additional financing costs, which will be amortized over the term of the loan.  In connection with the issuance of additional term loan borrowings of $205.0 million in February 2007 we capitalized approximately $4.0 million of additional financing costs.  During the second quarter of 2007 we wrote-off and expensed $1.8 million relating to our May 2007 prepayment of $100.0 million of term loan borrowings.  As of June 30, 2007 and December 30, 2006 we had net deferred financing costs of $17.9 million and $17.3 million, respectively.

At June 30, 2007 and December 30, 2006 accrued interest of $9.0 million and $8.5 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(6)           Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

We have outstanding $240.0 million principal amount of 8.0% senior notes due 2011.  The fair value of the senior notes at June 30, 2007 and December 30, 2006, based on quoted market prices, was $242.4 million and $244.8 million, respectively.

We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due 2016.  Of such outstanding principal amount, $127.9 million principal amount was represented by 17,883,121 EISs as of June 30, 2007, and $143.0 million principal amount was represented by 20,000,000 EISs as of December 30, 2006.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.  As of June 30, 2007, the fair value of the EISs, based on the per EIS closing price on the New York Stock Exchange, was $362.0 million.  As of December 30, 2006, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange, was $400.4 million.  It is not practicable to estimate the fair value of the principal amount of senior subordinated notes represented by EISs.

Of the $165.8 million aggregate principal amount of senior subordinated notes outstanding, $37.9 million and $22.8 million principal amount as of June 30, 2007 and December 30, 2006, respectively, was not represented by EISs and traded separately.  The fair value of the separate senior subordinated notes at June 30, 2007 and December 30, 2006, based on quoted market prices, was $41.8 million and $25.5 million.

The carrying value of our other borrowings approximates their fair value based on the information currently available to us with respect to similar instruments.

We use an interest rate swap to manage variable interest rate exposure on our $130.0 million of term loan borrowings.  Our objective for holding this derivative is to decrease the volatility of future cash flows associated with interest payments on our variable rate debt.  Derivative instruments are recognized in other assets or liabilities on our consolidated balance sheet at fair value.  We record gains and losses on derivatives qualifying as a cash flow hedge in comprehensive income (loss), to the extent that the hedge is effective and until we recognize the underlying transactions in net income, at which time these gains and losses are reflected in the consolidated statement of operations.  Other comprehensive income (loss) for the second quarter and for the first two quarters of 2007 includes a net unrealized after tax gain of $1.9 million ($3.1 million pre-tax) and $1.3 million ($2.0 million pre-tax), respectively.  The unrealized amounts in comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.  We did not have any derivatives during the first two quarters of 2006.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)           Comprehensive Income Recognition

Comprehensive income includes net income, foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries, amortization of unrecognized prior service cost and pension deferrals and cash flow hedges, net of tax.  The components of comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income	$3,737	$2,309	$7,811	$5,261
Other comprehensive income:
Foreign currency translation adjustments	70	106	74	63
Amortization of unrecognized prior service cost and pension deferrals, net of tax	5	—	16	—
Mark to market adjustment of cash flow hedge transaction, net of tax	1,948	—	1,251	—
Comprehensive income	$5,760	$2,415	$9,152	$5,324

(8)           Pension Benefits

Net periodic costs for the second quarter and first two quarters of 2007 and 2006 include the following components (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost—benefits earned during the period	$343	$359	$728	$785
Interest cost on projected benefit obligation	324	293	660	606
Expected return on plan assets	(370)	(286)	(742)	(583)
Amortization of unrecognized prior service cost	(2)	1	4	2
Net amortization and deferral	11	41	22	105
Net pension cost	$306	$408	$672	$915

As of June 30, 2007, we have contributed $1.3 million to our defined benefit pension plans during fiscal 2007.  As of June 30, 2007, we anticipate electing to make additional payments of approximately $1.5 million for a total contribution of $2.8 million for fiscal 2007 to fund our defined benefit pension plan obligations.

(9)           Related-Party Transactions

Transaction Services Agreement.  We were party to a transaction services agreement pursuant to which Bruckmann, Rosser, Sherrill & Co., Inc. (BRS & Co.), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), would be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions, divestitures, financings and other transactions by our company, which fee would not exceed 1.0% of the total transaction value.  BRS was our majority owner prior to our EIS offering in October 2004 and remained a majority owner of our Class B common stock prior to our Class A common stock offering in May 2007.  Stephen C. Sherrill, the chairman of our board of directors, is a managing director of BRS & Co.  The transaction services agreement provided that transaction fees would be payable as described above unless a majority of disinterested directors determined otherwise.  Upon the consummation of the Class A common stock offering, the transaction services agreement

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)           Related-Party Transactions (continued)

was terminated.  No transaction fees were paid under the transaction services agreement during fiscal 2007 prior to its termination or during fiscal 2006.

Roseland Lease.  We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009.  Total rent expense associated with this lease was $0.4 million for the first two quarters of 2007 and 2006.

Acquisition of Grandma’s Molasses.  On January 10, 2006, through a wholly-owned subsidiary, we acquired the Grandma’s molasses business from Mott’s LLP, a Cadbury Schweppes Americas Beverages company, for $30.0 million in cash.  James R. Chambers, a member of our board of directors has been the President, Cadbury Schweppes Americas Confectionary since July 2005.  Mr. Chambers did not participate in the negotiation of the transaction nor did he participate in the board’s deliberations or decisions regarding the transaction.  Mr. Chambers did not personally have any direct or indirect pecuniary or other interest in the transaction as a result of his position at Cadbury.

Repurchase and Exchange of Class B Common Stock.  We used a portion of the proceeds of the Class A common stock offering to repurchase 6,762,455 shares of our Class B common stock, which were held by, among others, BRS, Mr. Sherrill and certain of our current and former executive officers, at a per share repurchase price equal to the offering price of our Class A common stock, or $13.00 per share, less discounts and commissions.  We also exchanged the remaining 793,988 shares of our Class B common stock, which were held by certain of our current and former executive officers, for an equal numbers of shares of our Class A common stock in order to eliminate all of our outstanding Class B common stock.  Our board of directors established a special committee comprised solely of our independent directors to recommend to our board of directors the repurchase price and exchange ratio for our Class B common stock, to negotiate with the holders of the Class B common stock, and to recommend to our board of directors if the transaction was in our best interests and fair to the holders of our Class A common stock.  The special committee retained a financial advisor to provide information, advice and analysis to assist the special committee in its review of the proposed transaction.  The special committee also engaged its own legal counsel to advise the special committee on its duties and responsibilities.  The financial advisor delivered to the special committee an opinion that the proposed consideration to be paid by us to the holders of the Class B common stock was fair to us and the holders of the Class A common stock from a financial point of view.  After considering all of the information it had gathered, the special committee recommended to our board of directors that from a valuation standpoint, the purchase price for the Class B common stock to be repurchased should be the offering price of the Class A common stock in the offering, net of underwriting discounts and commissions, and that each share of our Class B common stock to be exchanged should be exchanged for one share of our Class A common stock.  The special committee also recommended to our board of directors that based on the repurchase price and Class A and Class B exchange ratio and other material terms of the transaction, the transaction was advisable and in our best interests and fair to the holders of our Class A common stock.

(10)         Commitments and Contingencies

We are subject to environmental laws and regulations in the normal course of business.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)         Commitments and Contingencies (continued)

future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

We have employment agreements with our executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances.  As of June 30, 2007, if all of our executive officers were to be terminated by us without cause (as defined) or as a result of the employees’ disability, our severance liability, including salary continuation, continuation of health care and insurance benefits, present value of additional pension credits, and accelerated vesting under compensation plans, would have been approximately $3.2 million.  As of June 30, 2007, if all of our executives were to be terminated or deemed terminated by us upon a change of control (as defined), our severance liability, including salary continuation, continuation of health care and insurance benefits, present value of additional pension credits, accelerated vesting under compensation plans, and potential excise tax liability and gross up payments, would have been approximately $5.0 million.

(11)         Earnings per Share

We currently have one class of common stock issued and outstanding, designated as Class A common stock.  Prior to May 29, 2007, we had two classes of common stock issued and outstanding, designated as Class A common stock and Class B common stock.   For periods in which we had shares of both Class A and Class B common stock issued and outstanding, we present earnings per share using the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings or losses.  Net income is allocated between the two classes of common stock based upon the two-class method.  Basic and diluted earnings per share for the Class A common stock and Class B common stock is calculated by dividing allocated net income by the weighted average number of shares of Class A common stock and Class B common stock outstanding.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)         Earnings per Share (continued)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(dollars in thousands)
Net income	$3,737	$2,309	$7,811	$5,261
Less: Class A common stock dividends declared	7,797	4,240	12,037	8,480
Undistributed (loss) earnings available to common stockholders	$(4,060)	$(1,931)	$(4,226)	$(3,219)

Basic and Diluted weighted average common shares outstanding:
Class A common stock	26,084,688	20,000,000	23,042,344	20,000,000
Class B common stock	4,816,194	7,556,443	6,186,319	7,556,443

Basic and diluted allocation of undistributed (loss) earnings:
Class A common stock	$(3,427)	$(1,401)	$(3,332)	$(2,336)
Class B common stock	(633)	(530)	(894)	(883)
Total	$(4,060)	$(1,931)	$(4,226)	$(3,219)

Basic and diluted earnings per share:
Undistributed (loss) earnings per share:
Class A common stock	$(0.13)	$(0.07)	$(0.14)	$(0.12)
Class B common stock	$(0.13)	$(0.07)	$(0.14)	$(0.12)
Distributed earnings(1):
Class A common stock	$0.30	$0.21	$0.52	$0.42
Earnings (loss) per share:
Class A common stock	$0.17	$0.14	$0.38	$0.30
Class B common stock	$(0.13)	$(0.07)	$(0.14)	$(0.12)

(1)             “Distributed earnings” differs from actual per share amounts paid as dividends as the earnings per share computation under GAAP requires the use of the weighted average, rather than the actual number of shares outstanding.

No dividends were declared on our Class B common stock during the second quarter or first two quarters of 2007 or the second quarter or first two quarters of 2007; therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

(12)         Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  As of June 30, 2007, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.  Our top ten customers accounted for approximately 44.6% and 43.6% of consolidated net sales for the first two quarters of 2007 and the first two quarters of 2006, respectively.  Other than Wal-Mart, which accounted for 11.8% and 10.4% of our consolidated net sales for the first two quarters of 2007 and the first two quarters of 2006, respectively, no single customer accounted for 10.0% or more of our consolidated net sales for the first two quarters of 2007 or the first two quarters of 2006.

During the second quarter of 2007 and 2006 and the first two quarters of 2007 and 2006, respectively, our sales to foreign countries represented less than 1.0% of net sales.  Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)         Insurance Recovery

During the fourth quarter of fiscal 2006, we learned of an alleged theft of approximately $0.8 million over several years at our Roseland, New Jersey manufacturing facility resulting from overpayments allegedly authorized by a former supervisor to direct-store-delivery independent contractor truck drivers.  While the cumulative amount of the alleged theft may have been substantial, the related losses were reported in each respective period and discovery of this alleged theft has not resulted in changes to any previously reported results.  During the second quarter of 2007, we received insurance proceeds for the entire amount of the loss, which is recorded as an offset to general and administrative expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended June 30, 2007 (second quarter of 2007 and first two quarters of 2007) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2006 (fiscal 2006) included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on March 9, 2007.

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

We completed the acquisition of the Grandma’s molasses business from Motts LLP, a Cadbury Schweppes Americas Beverages Company, on January 10, 2006.  We completed the acquisition of the Cream of Wheat and Cream of Rice business from Kraft Foods Global, Inc. effective February 25, 2007.  We refer to the Cream of Wheat and Cream of Rice acquisition as the “Cream of Wheat acquisition” and the Cream of Wheat and Cream of Rice businesses collectively as the “Cream of Wheat business.”  Both the Grandma’s molasses acquisition and Cream of Wheat acquisition have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition.  These acquisitions and the application of the purchase method of accounting for these acquisitions affect comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses.  These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs.  We purchase raw materials, including agricultural products, meat, poultry, other raw materials and packaging materials from growers, commodity processors, other food companies and packaging manufacturers.  Raw materials are subject to fluctuations in price attributable to a number of factors.  Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.  In the second quarter and first two quarters of 2007, our commodity prices for maple syrup and corn sweeteners were higher than those incurred during the thirteen and twenty-six weeks ended July 1, 2006 (second quarter of 2007 and first two quarters of 2007).  In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen in recent years, and we believe that certain of these costs may continue to rise in the foreseeable future.  We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  We cannot assure you that any sales price increases by us will offset the increased cost of raw material commodities.

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

Changing Valuations of the Canadian Dollar in Relation to the U.S. Dollar.  We purchase the majority of our maple syrup requirements from manufacturers located in Quebec, Canada.  Over the past several years the U.S. dollar has weakened against the Canadian dollar, which has in turn increased our costs relating to the production of our maple syrup products.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity and to address consumer concerns about food safety, quality and health.

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses, allowances for excess, obsolete and unsaleable inventories, pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment, and deferred tax assets; the accounting for our EISs, including their treatment in computing our income tax expense; and the accounting for earnings per share.  Actual results could differ from these estimates and assumptions.

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

We completed our annual impairment tests for fiscal 2006 with no adjustments to the carrying values of goodwill and indefinite life intangibles.  We did not note any events or circumstances during the first two quarters of 2007 that would indicate that goodwill or indefinite life intangibles might be impaired.

Cash Flow Hedge

We use an interest rate swap to manage variable interest rate exposure on $130.0 million of term loan borrowings.  Our objective for holding this derivative is to decrease the volatility of future cash flows associated with interest payments on our variable rate debt.  This derivative is recognized in other assets or liabilities on our consolidated balance sheet at fair value.   We record gains and losses on derivatives qualifying as a cash flow hedge in comprehensive income (loss), to the extent that the hedge is effective and until we recognize the underlying transactions in net income, at which time we recognize these gains and losses in our consolidated statement of operations.

The unrealized amounts in comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.  Our interest rate swap, which is described below under “Liquidity and Capital Resources—Debt” and in note 5 to our consolidated financial statements was an effective hedge for the second quarter and first two quarters of 2007, meaning that it qualified for hedge accounting treatment.

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

The Class A common stock portion of each EIS is included in stockholders’ equity, net of the related portion of the EIS transaction costs allocated to Class A common stock.  Dividends paid on the Class A common stock portion of each EIS are recorded as a decrease to additional paid-in capital when declared by us.  The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred financing costs and is being amortized to interest expense using the effective interest method.  Interest on the senior subordinated notes is charged to interest expense as accrued by us and deducted for income tax purposes.

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

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets.  We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations.  We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted.  We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is “more likely than not” that such tax position will be sustained based on its technical merits.

Earnings Per Share

We currently have one class of common stock issued and outstanding, designated as Class A common stock.  Prior to May 29, 2007, we had two classes of common stock issued and outstanding, designated as Class A common stock and Class B common stock.   For periods in which we had shares of both Class A and

Class B common stock issued and outstanding, we present earnings per share using the two-class method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings or losses.

Net income is allocated between the two classes of common stock based upon the two-class method.  Basic and diluted earnings per share for the Class A common stock and Class B common stock is calculated by dividing allocated net income by the weighted average number of shares of Class A common stock and Class B common stock outstanding.

Pension Expense

We have defined benefit pension plans covering substantially all of our employees.  Our funding policy is to contribute annually the amount recommended by our actuaries.  The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute.  During the second quarter of 2007 and the second quarter of 2006, we made contributions of $1.3 million and $0.5 million, respectively, to our pension plans.  During the first quarter of fiscal 2007 and the first quarter of fiscal 2006, we made no contributions to our pension plans.  Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in fiscal 2007 and beyond.

Our discount rate assumption increased from 5.65% at December 31, 2005 to 5.90% at December 30, 2006 for our pension plans.  We presently anticipate that assumption changes, coupled with the amortization of deferred gains and losses will result in a decrease in fiscal 2007 pre-tax pension expense of approximately $0.3 million.  In addition, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.1 million.  Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.1 million.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter of 2007 and 2006 and the first two quarters of 2007 and 2006 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.4%	73.0%	68.5%	71.6%
Gross profit	31.6%	27.0%	31.5%	28.4%

Sales, marketing and distribution expenses	10.6%	11.0%	10.8%	11.1%
General and administrative expenses	1.4%	1.7%	1.5%	1.7%
Amortization expense—customer relationships	1.4%	0.3%	1.0%	0.2%
Operating income	18.2%	14.0%	18.1%	15.3%

Interest expense, net	13.1%	10.4%	12.5%	11.0%
Income before income tax expense	5.1%	3.6%	5.7%	4.3%

Income tax expense	1.9%	1.4%	2.1%	1.7%
Net income	3.2%	2.2%	3.5%	2.7%

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

General and Administrative Expenses.  Our general and administrative expenses include administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services, and other general corporate expenses.  For the second quarter and first two quarters of 2007, general and administrative expenses is net of $0.8 million of insurance proceeds relating to a previously reported employee theft.

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

EBITDA is a measure used by management to measure operating performance. EBITDA is defined as net income before net interest expense, income taxes, depreciation, and amortization. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service debt and because covenants in our credit facility and the indentures governing the senior notes and the senior subordinated notes contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA metric. However, management uses this metric in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on this measure as its only measure of operating performance and liquidity.

EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions, if any, and pay its income taxes and dividends, if any. Rather, EBITDA is a potential indicator of an entity’s ability to fund these cash requirements. EBITDA also is not a complete measure of an entity’s profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA can still be useful in evaluating our performance against our peer companies because management believes this measure provides users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA to net income and to net cash provided by (used in) operating activities for the second quarter and first two quarters of 2007 and 2006 along with the components of EBITDA follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(Dollars in thousands)
Net income	$3,737	$2,309	$7,811	$5,261
Income tax expense	2,280	1,448	4,767	3,335
Interest expense, net	15,529	10,929	27,654	21,787
Depreciation and amortization	3,405	2,133	5,863	3,904
EBITDA	24,951	16,819	46,095	34,287
Income tax expense	(2,280)	(1,448)	(4,767)	(3,335)
Interest expense, net	(15,529)	(10,929)	(27,654)	(21,787)
Deferred income taxes	1,766	1,178	3,842	2,794
Amortization of deferred financing costs	832	704	1,605	1,412
Write off of deferred debt issuance costs	1,769	—	1,769	—
Changes in assets and liabilities, net of effects of business combination	(13,624)	(928)	(9,060)	673
Net cash (used in) provided by operating activities	$(2,115)	$5,396	$11,830	$14,044

Second quarter of 2007 compared to second quarter of 2006.

Net Sales.  Net sales increased $12.9 million or 12.3% to $118.2 million for the second quarter of 2007 from $105.3 million for the second quarter of 2006.  Excluding the impact of the Cream of Wheat acquisition and the termination of a temporary co-packing arrangement, net sales increased $1.6 million or 1.5% relating to increases in sales price and unit volume.  The Cream of Wheat acquisition accounted for $12.4 million of the net sales increase offset by a decrease in net sales of $1.1 million relating to the termination of a temporary co-packing arrangement.  Net sales of our lines of Maple Grove Farms, Polaner, Grandma’s and Sa’son products increased in the amounts of $1.4 million, $1.0 million, $0.7 million and $0.5 million or 9.9%, 11.1%, 46.3% and 46.0%, respectively.  These increases were offset by a reduction in net sales of B&G, Emeril’s, Joan of Arc and B&M products of $0.6 million, $0.5 million, $0.4 million and $0.4 million or 4.8%, 9.0%, 23.6% and 4.3%, respectively.  In the aggregate, net sales for all other brands decreased $0.1 million or 0.2%.

Gross Profit.  Gross profit increased $8.9 million or 31.4% to $37.3 million for the second quarter of 2007 from $28.4 million for the second quarter of 2006.  Gross profit expressed as a percentage of net sales increased 4.6% to 31.6% in the second quarter of 2007 from 27.0 % in the second quarter of 2006.  The increase in gross profit expressed as a percentage of net sales was primarily due to the positive effect of the Cream of Wheat acquisition, which improved our overall gross profit expressed as a percentage of net sales by 4.1%.  The remaining increase in gross profit expressed as a percentage of net sales of 0.5% was due to price increases partially offset by higher costs for packaging, transportation costs, corn sweeteners and maple syrup.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses increased $1.0 million or 8.4% to $12.6 million for the second quarter of 2007 from $11.6 million for the second quarter of 2006.  This increase is primarily due to an increase in brokerage and salesmen commissions of $0.9 million relating to increased sales volume from the Cream of Wheat acquisition and internal sales growth.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 10.6% for the second quarter of 2007 from 11.0% for the second quarter of 2006.

General and Administrative Expenses.  General and administrative expenses decreased $0.2 million or 10.0% to $1.6 million for the second quarter of 2007 from $1.8 million for the second quarter of 2006.  The decrease primarily resulted from an increase in incentive compensation of $0.5 million and other miscellaneous expenses of $0.1 million, offset by an insurance reimbursement of $0.8 million relating to a previously reported employee theft.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma’s molasses and Cream of Wheat acquisitions, increased $1.2 million to $1.6 for the second quarter of 2007 from $0.4 million for the second quarter of 2006.

Operating Income.  As a result of the foregoing, operating income increased $6.8 million or 46.7% to $21.5 million for the second quarter of 2007 from $14.7 million for the second quarter of 2006.  Operating income expressed as a percentage of net sales increased to 18.2% in the second quarter of 2007 from 14.0% in the second quarter of 2006.

Net Interest Expense.  Net interest expense increased $4.6 million or 42.1% to $15.5 million for the second quarter of 2007 from $10.9 million in the second quarter of 2006.  Interest expense for the second quarter of 2007 included a write-off of deferred financing costs of $1.8 million relating to our prepayment of $100.0 million of term loan borrowings with a portion of the proceeds of our public offering of Class A common stock in May 2007.  Our average debt outstanding was approximately $172.0 million higher for the second quarter of 2007 as compared to the second quarter of 2006.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $0.9 million to $2.3 for the second quarter of 2007 from $1.4 million for the second quarter of 2006.  Our effective tax rate was 37.9% for the second quarter of 2007 and 38.5% for the second quarter of 2006.

First two quarters of 2007 compared to first two quarters of 2006.

Net Sales.  Net sales increased $23.7 million or 12.0% to $221.9 million for the first two quarters of 2007 from $198.2 million for the first two quarters of 2006.  Excluding the impact of the Cream of Wheat acquisition and the termination of a temporary co-packing arrangement, net sales increased $6.2 million or 3.2% relating to increases in sales price and unit volume.  The Cream of Wheat acquisition accounted for $18.8 million of the net sales increase offset by a decrease in net sales of $1.3 million relating to the termination of a temporary co-packing arrangement.   Net sales of our lines of Maple Grove Farms, Grandma’s, Polaner, Las Palmas, Underwood,  Sa-són Ac’cent and Ortega products increased in the amounts of $5.0 million, $1.2 million, $0.6 million, $0.5 million $0.5 million, $0.4 million and $0.4 million or 19.2%, 50.1%, 3.2%, 4.6%, 4.7%, 23.2% and 0.9%, respectively.  These increases were offset by a reduction in net sales of Emeril’s and Regina products of $1.8 million and $0.6 million or 16.3% and 9.7%, respectively.  All other brands remained constant in the aggregate.

Gross Profit.  Gross profit increased $13.7 million or 24.4% to $70.0 million for the first two quarters of 2007 from $56.3 million for the first two quarters of 2006.  Gross profit expressed as a percentage of net sales increased 3.1% to 31.5% in the first two quarters of 2007 from 28.4% in the first two quarters of 2006.  The increase in gross profit expressed as a percentage of net sales was primarily due to the positive effect of the Cream of Wheat acquisition, which improved our overall gross profit expressed as a percentage of net sales by 3.0%.  The remaining increase in gross profit of 0.1% was due to price increases partially offset by higher costs for packaging, transportation costs, corn sweeteners and maple syrup.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses increased $2.0 million or 9.1% to $24.1 million for the first two quarters of 2007 from $22.1 million for the first two quarters of 2006.  The increase is primarily due to an increase in brokerage and salesmen commissions of $1.3 million relating to increased sales volume from the Cream of Wheat acquisition and internal sales growth and an increase in consumer marketing of $0.7 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 10.8% for the first two quarters of 2007 from 11.1% for the first two quarters of 2006.

General and Administrative Expenses.  General and administrative expenses decreased $0.1 million or 1.0% to $3.4 million for the first two quarters of 2007 from $3.5 million in the first two quarters of 2006.  The decrease in general and administrative expenses primarily resulted from an increase in incentive compensation of $0.6 million and other miscellaneous expenses of $0.3 million, offset almost entirely by an insurance reimbursement of $0.8 million relating to a previously reported employee theft.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma’s molasses and Cream of Wheat acquisitions, increased $1.9 million to $2.3 million for the first two quarters of 2007 from $0.4 million for the first two quarters of 2006.

Operating Income.  As a result of the foregoing, operating income increased $9.8 million or 32.4% to $40.2 million for the first two quarters of 2007 from $30.4 million for the first two quarters of 2006.  Operating income expressed as a percentage of net sales increased to 18.1% in the first two quarters of 2007 from 15.3% in the first two quarters of 2006.

Net Interest Expense.  Net interest expense increased $5.9 million or 26.9% to $27.7 million for the first two quarters of 2007 from $21.8 million in the first two quarters of 2006.  Interest expense for the first two quarters of 2007 included a write-off of deferred financing costs of $1.8 million relating to our prepayment of $100.0 million of term loan borrowings with a portion of the proceeds of our public offering of Class A common stock in May 2007.  Our average debt outstanding was approximately $120.0 million higher for the first two quarters of 2007 as compared to the first two quarters of 2006.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $1.5 million or 42.9% to $4.8 million for the first two quarters of 2007 from $3.3 million for the first two quarters of 2006.  Our effective tax rate was 37.9% for the first two quarters of 2007 and 38.8% for the first two quarters of 2006.

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

Cash Flows.  Cash provided by operating activities decreased $2.2 million to $11.8 million for the first two quarters of 2007 from $14.0 million for the first two quarters of 2006.  The decrease was due to changes relating to an increase in accounts receivable and inventory offset by an increase in net income and trade accounts payable.  Working capital at June 30, 2007 was $117.6 million, an increase of $14.6 million over working capital at December 30, 2006 of $103.0 million.

Net cash used in investing activities for the first two quarters of 2007 was $207.4 million as compared to $34.1 million for the first two quarters of 2006.  Capital expenditures during the first two quarters of 2007 were $6.5 million and included purchases of manufacturing and computer equipment, and were $2.4 million greater than our $4.0 million in capital expenditures for the first two quarters of 2006.  Investment expenditures for the first two quarters of 2007 included $200.9 million for the Cream of Wheat acquisition.  Investment expenditures for the first two quarters of 2006 included $30.1 million for the Grandma’s molasses acquisition.

Net cash provided by financing activities for the first two quarters of 2007 was $203.3 million as compared to $16.1 million for the first two quarters of 2006.  Net cash provided by financing activities for the first two quarters of 2007 consists of $205.0 million from additional term loan borrowings and $193.2 million from the issuance of Class A common stock, net of underwriting discounts and commissions and other expenses, offset by $100.0 million for the prepayment of term loan borrowings, $82.4 million for the repurchase of Class B common stock, $8.5 million for the payment of dividends to holders of our Class A common stock and $4.0 million in debt issuance costs.  Net cash provided by financing activities for the first two quarters of 2006 consisted of $25.0 million from term loan borrowings, offset by $8.5 million in dividends paid to holders of our Class A common stock and $0.4 million in debt issuance costs.

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

Dividend Policy

Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business.  Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us.  The current intended dividend rate for our Class A common stock is $0.848 per share per annum.

Dividend payments, however, are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends.  Furthermore, our board of directors may, in its sole discretion, amend or repeal this dividend policy.  Our board of directors may decrease the level of dividends below the intended dividend rate or discontinue entirely the payment of dividends.  Future dividends with respect to shares of our common stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant.  Over time, our EBITDA and capital expenditure, working capital and other cash needs will be subject to uncertainties, which could impact the level of dividends, if any, we pay in the future.  The indenture governing our senior subordinated notes, the terms of our revolving credit facility and the indenture governing the senior notes contain significant restrictions on our ability to make dividend payments.  In addition, certain provisions of the Delaware General Corporation Law may limit our ability to pay dividends.

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

For the first two quarters of 2007 and 2006, we had cash flows provided by operating activities of $11.8 million and $14.0 million, and distributed $8.5 million and $8.5 million as dividends, respectively.  If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

Acquisitions

Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions.  We have historically financed acquisitions with borrowings and cash flows from operating activities.  Our interest expense has increased significantly as a result of additional indebtedness we have incurred as a result of the Grandma’s molasses acquisition in January 2006 and the Cream of Wheat acquisition in February 2007, and will increase with any additional indebtedness we may incur to finance potential future acquisitions, if any.  To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Environmental and Health and Safety Costs

We have not made any material expenditures during the first two quarters of 2007 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt

Senior Secured Credit Facility.  In October 2004, we entered into a $30.0 million senior secured revolving credit facility.  In order to finance the Grandma’s molasses acquisition, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million.  In order to finance the Cream of Wheat acquisition, our credit facility was amended and restated in February 2007 to provide for, among other things, an additional $205.0 million of term loan borrowings.  On May 29, 2007 we prepaid $100.0 million of term loan borrowings.  Our $25.0 million revolving credit facility matures on January 10, 2011 and the remaining $130.0 million of term loan borrowings matures on February 26, 2013.

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

Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings.  The interest rate for the remaining $100.0 of term loan borrowings, which we subsequently prepaid, was 7.36% as of the prepayment date (based upon a three-month LIBOR rate contract that expired on May 25, 2007).  The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133.  The swap is in place through the life of the term loan, ending on February 26, 2013.  Changes in fair value of the swap are recorded in accumulated other comprehensive income (loss), net of tax on our consolidated balance sheet.

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility was undrawn on the date of consummation of our 2004 EIS offering and concurrent offerings and remained undrawn through June 30, 2007.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.5 million, was $22.5 million at June 30, 2007.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

12.0% Senior Subordinated Notes due 2016.  In October 2004, we issued $165.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016, $143.0 million of which in the form of EISs and $22.8 million separate from EISs.  As of June 30, 2007, $127.9 million aggregate principal amount of senior subordinated notes was held in the form of EISs and $37.9 million aggregate principal amount of senior subordinated notes was held separate from EISs.

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

8.0% Senior Notes due 2011.  In October 2004, we issued $240.0 million aggregate principal amount of 8.0% senior notes due 2011.  Interest on the senior notes is payable on April 1 and October 1 of each year, commencing on April 1, 2005.  The senior notes will mature on October 1, 2011, unless earlier retired or redeemed at our option as described below.

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

Future Capital Needs

We are highly leveraged.  On June 30, 2007, our total long-term debt and stockholders’ equity was $535.8 million and $183.4 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our Class A common stock.  We expect to make capital expenditures of approximately $12.0 to 13.0 million in the aggregate during fiscal 2007.

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

Inflation

During fiscal 2006 and the first two quarters of 2007, we were faced with increasing prices in certain commodities and packaging materials and we expect this trend may continue.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  Our cost increases in fiscal 2006 and the first two quarters of 2007 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs.  We believe that through sales price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases.  There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.  A tax benefit from an uncertain position was previously recognized if it was probable of being sustained.  Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.  FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006.  We adopted the provisions of FIN 48 at the beginning of fiscal 2007.  On May 2, 2007, the FASB issued FASB Staff Position No. 48-1, “Definition of Settlement in FASB Interpretation 48” (FIN 48-1).  FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The guidance in FIN 48-1 is to be applied upon the initial adoption of FIN 48.  Accordingly, we have applied the provisions of FIN 48-1 at the beginning of fiscal 2007.  As a result of the adoption of FIN 48, as amended by FIN 48-1, we reclassified $0.2 million to other non-current liabilities.

We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters.  At the beginning of fiscal 2007, our liability for unrecognized tax benefits related to state income taxes and Canadian income taxes and was approximately $0.2 million (of which the entire amount would impact our effective tax rate if recognized) plus approximately $0.1 million of accrued interest and penalties.  There was no material change in the net amount of unrecognized tax benefits in the first two quarters of 2007.

We are currently under examination in one Canadian tax jurisdiction and remain subject to examination in other jurisdictions until the applicable statute of limitations expires.  As of the beginning of fiscal 2007, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2003 and forward
United States—States	2002 and forward
Canada	1999 and forward

Based upon the expiration of statutes of limitations and the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease by $0.1 million within twelve months of the reporting date.

Our policy is to classify interest and penalties related to income tax uncertainties as income tax expense.

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

Off-balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2007, there were no material changes outside the ordinary course of business in the specified contractual obligations, except that in February 2007, we incurred additional long-term debt of $205.0 million in the form of additional term loan borrowings under our credit facility, $100.0 million of which we prepaid in May 2007.  As amended, our $25.0 million revolving credit facility matures on January 10, 2011 and $130.0 million of our term loan borrowings matures on February 26, 2013.  See “Debt—Senior Secured Credit Facility” above.  In addition, during the first two quarters of 2007, we made contributions to our defined benefit pension plans of $1.3 million and currently anticipate electing to make additional payments of approximately $1.5 million during the remainder of fiscal 2007.

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

•                  factors that affect the food industry generally, including:

•                  recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity; and

•                  fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment;

•                  the effects of currency movements in Canada; and

•                  other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for fiscal 2006.

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The interest rate payable for our $130.0 million of term loan borrowings is effectively fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007.

We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year.  The fair value of the senior notes at June 30, 2007 and December 30, 2006, based on quoted market prices, was $242.4 million and $244.8 million, respectively.

We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due 2016.  Of such outstanding principal amount, $127.9 million principal amount was represented by 17,883,121 EISs as of June 30, 2007, and $143.0 million principal amount was represented by 20,000,000 EISs as of December 30, 2006.  Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.  As of June 30, 2007, the fair value of the EISs, based on the per EIS closing price on the New York Stock Exchange was $362.0 million.  As of December 30, 2006, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange was $400.4 million.  It is not practicable to estimate the fair value of the principal amount of senior subordinated notes represented by EISs.

Of the $165.8 million aggregate principal amount of senior subordinated notes outstanding, $37.9 million and $22.8 million principal amount as of June 30, 2007 and December 31, 2006, respectively, was not represented by EISs and traded separately.  The fair value of the separate senior subordinated notes at June 30, 2007 and December 30, 2006, based on quoted market prices, was $41.8 million and $25.5 million, respectively.  The information under the heading “Inflation” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

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

Item 1A.  Risk Factors

Except for the additional risk factor set forth below, we do not believe there have been any material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 30, 2006 filed with the Securities and Exchange Commission on March 9, 2007.

The separate public trading markets for EISs and separately held shares of Class A Common Stock, and the ability to separate and create EISs, may diminish the value of your investment in EISs or separately held shares of Class A Common Stock, as the case may be.

Our EISs and shares of Class A common stock not held in the form of EISs are separately listed for trading on the New York Stock Exchange.  An EIS holder may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes.  Upon the occurrence of certain events EISs will automatically separate.  Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs.  Separation and creation of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not in the form of EISs and in the number of EISs.

We cannot predict what effect separate trading markets in EISs and separately held shares of Class A common stock, or fluctuations in the number of such securities, will have on the value of such securities.  If the value of separately held Class A common stock is deemed to be less than the value of the same security underlying an EIS, creation of EISs by combining such separate shares with any then available separate senior subordinated notes may become more attractive.  Conversely, if the value of an EIS is deemed to be less than the value of its components, separation of EISs may become more attractive.

Any reduction in the number of either EISs or separately held shares of Class A common stock would decrease the liquidity for the remaining EISs or separately held shares of Class A common stock, as the case may be, which could further diminish the value of such securities.  Furthermore, if the number of either of such securities outstanding falls below the minimum required for listing on the New York Stock Exchange, such securities may be delisted from such exchange.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)           The information required by Item 701 of Regulation S-K as to all equity securities of our company that were sold by us during the period covered by this report that were not registered under the Securities Act of 1934, as amended, has previously been included in the Current Report on Form 8-K that we filed with the SEC on May 14, 2007.

(b)           Not applicable.

(c)           Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 8, 2007.  At the annual meeting, our stockholders considered and voted upon the election of six Class A directors and one Class B director to serve until the next annual meeting of stockholders and until their successors have been elected and qualified.  All seven of the nominees for the board of directors were elected by the following vote:

Class A Director Nominee	For	Withheld
David L. Wenner	25,545,763	137,422
Robert C. Cantwell	25,548,657	134,528
James R. Chambers	25,531,475	151,710
Cynthia T. Jamison	25,531,991	151,194
Dennis Mullen	25,536,617	146,568
Alfred Poe	25,532,746	150,439

Class B Director Nominee	For	Withheld
Steven C. Sherrill	6,185,192	—

In addition, our stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 29, 2007, by the following vote:

For	Against	Abstain
25,539,392	74,354	69,439

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2007	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)