Form 10-Q
period 2007-09-29
B&G Foods, Inc.
filed 2007-10-25
CIK 1278027

As filed with the Securities and Exchange Commission on October 25, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2007

or

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

As of September 30, 2007, the registrant had 36,778,988 shares of Class A common stock, par value $0.01 per share issued and outstanding, 17,115,567 of which were held in the form of Enhanced Income Securities (EISs) and 19,663,421 of which were held separate from EISs. Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016. As of September 30, 2007, the registrant had no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(Unaudited)

	September 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$34,624	$29,626
Trade accounts receivable, net	37,749	31,090
Inventories	95,418	78,269
Prepaid expenses	3,263	3,246
Income tax receivable	1,170	516
Deferred income taxes	2,574	2,574
Total current assets	174,798	145,321

Property, plant and equipment, net of accumulated depreciation of $53,685 and $47,720	48,305	40,269
Goodwill	253,677	198,076
Trademarks	227,220	200,220
Customer relationship intangibles, net	124,381	14,369
Net deferred financing costs and other assets	17,797	17,950
Total assets	$846,178	$616,205

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$25,147	$21,520
Accrued expenses	24,481	16,520
Dividends payable	7,797	4,240
Total current liabilities	57,425	42,280

Long-term debt	535,800	430,800
Other liabilities	5,865	4,972
Deferred income taxes	68,977	62,666
Total liabilities	668,067	540,718

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 36,778,988 and 20,000,000 shares issued and outstanding as of September 29, 2007 and December 30, 2006, respectively	368	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding as of September 29, 2007 and 7,556,443 shares issued and outstanding as of December 30, 2006	—	76
Additional paid-in capital	210,024	119,152
Accumulated other comprehensive loss	(2,901)	(1,904)
Accumulated deficit	(29,380)	(42,037)
Total stockholders’ equity	178,111	75,487
Total liabilities and stockholders’ equity	$846,178	$616,205

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$117,003	$101,854	$338,952	$300,099
Cost of goods sold	78,725	72,501	230,668	214,477
Gross profit	38,278	29,353	108,284	85,622

Operating expenses:
Sales, marketing and distribution expenses	13,114	11,462	37,184	33,531
General and administrative expenses	3,374	1,593	6,802	5,056
Gain on sale of property, plant and equipment	—	(525)	—	(525)
Amortization expense—customer relationships	1,612	188	3,888	542
Operating income	20,178	16,635	60,410	47,018

Other expenses:
Interest expense, net	12,374	11,009	40,028	32,796
Income before income tax expense	7,804	5,626	20,382	14,222
Income tax expense	2,958	2,183	7,725	5,518
Net income	$4,846	$3,443	12,657	8,704

Earnings per share calculations:
Basic and diluted distributed earnings per share:
Class A common stock	$0.21	$0.21	$0.72	$0.64
Basic and diluted earnings (loss) per share:
Class A common stock	$0.13	$0.18	$0.49	$0.49
Class B common stock	$—	$(0.03)	$(0.23)	$(0.15)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006

Cash flows from operating activities:
Net income	$12,657	$8,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,706	5,863
Amortization of deferred debt issuance costs	2,397	2,122
Deferred income taxes	6,944	4,910
Gain on sale of property, plant and equipment	—	(525)
Write off of deferred debt issuance costs	1,769	—
Changes in assets and liabilities, net of effects of business acquired:
Trade accounts receivable	(6,659)	2,242
Inventories	(15,660)	(8,400)
Prepaid expenses	(17)	(49)
Income tax receivable	(654)	618
Other assets	(12)	(4)
Trade accounts payable	3,627	(2,589)
Accrued expenses	7,881	5,339
Other liabilities	(779)	(55)
Net cash provided by operating activities	21,200	18,176

Cash flows from investing activities:
Capital expenditures	(10,914)	(5,788)
Payments for acquisition of businesses	(200,850)	(30,102)
Net proceeds from sale of property	—	1,275
Net cash used in investing activities	(211,764)	(34,615)

Cash flows from financing activities:
Payments of long-term debt	(100,000)	—
Proceeds from issuance of long-term debt	205,000	25,000
Payments for repurchase of Class B common stock	(82,417)	—
Proceeds from issuance of Class A common stock, net	193,215	—
Dividends paid	(16,277)	(12,720)
Payment of debt issuance costs	(4,001)	(419)
Net cash provided by financing activities	195,520	11,861

Effect of exchange rate fluctuations on cash and cash equivalents	42	50
Net increase (decrease) in cash and cash equivalents	4,998	(4,528)

Cash and cash equivalents at beginning of period	29,626	25,429
Cash and cash equivalents at end of period	$34,624	$20,901

Supplemental disclosures of cash flow information:
Cash interest payments	$30,665	$25,439
Cash income tax payments	$947	$500
Cash income tax refunds	$(91)	$(800)
Non-cash transactions:
Dividends declared and not yet paid	$7,797	$4,240

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1)                                 Nature of Operations

B&G Foods, Inc. is a holding company, the principal assets of which are the capital stock of its subsidiaries. Unless the context requires otherwise, references in this report to “B&G Foods,” “our company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries. We operate in one industry segment and manufacture, sell and distribute a diversified portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico. Our products include fruit spreads, canned meats and beans, spices, seasonings, marinades, hot sauces, wine vinegar, hot cereals, molasses, maple syrup, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers and other specialty food products. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution. We distribute these products to retailers in the greater New York metropolitan area through a direct-store-delivery sales and distribution system and elsewhere in the United States through a nationwide network of independent brokers and distributors.

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

Acquisition of the Cream of Wheat business (dollars in thousands):
Inventory	$1,489
Equipment	2,860
Goodwill	55,601
Trademarks—indefinite life intangible assets	27,000
Customer relationship intangibles—amortizable intangible assets	113,900
Total	$200,850

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

Acquisition of the Grandma’s molasses business (dollars in thousands):
Equipment	$25
Goodwill	9,877
Trademarks—indefinite life intangible assets	5,100
Customer relationship intangibles—amortizable intangible assets	15,100
Total	30,102

Pro Forma Summary of Operations

The following pro forma summary of operations for the first three quarters of 2007 and the third quarter and first three quarters of 2006 presents our operations as if the Cream of Wheat acquisition had occurred as of the beginning of each period presented. In addition to including the results of operations of the Cream of Wheat business, the pro forma information gives effect to interest on additional borrowings and changes in depreciation of property, plant and equipment and amortization of customer relationship intangibles. No pro forma financial information has been presented for the Grandma’s molasses acquisition because such pro forma financial information is not material to our consolidated statements of operations for the periods presented.

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(Actual)	(Pro forma)	(Pro forma)	(Pro forma)
	(dollars in thousands)
Net sales	$117,003	$116,362	$350,385	$344,401
Net income	4,846	5,244	14,665	14,551
Basic and diluted earnings per share Class A common stock	$0.13	$0.25	$0.56	$0.71
Basic and diluted earnings (loss) per share Class B common stock	—	$0.04	$(0.16)	$0.07

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

(Unaudited)

(1)                                 Nature of Operations (Continued)

6,762,455 outstanding shares of our Class B common stock for $82.4 million, and the remaining 793,988 shares of our outstanding Class B common stock were exchanged for an equal number of shares of Class A common stock. See note 9, “Related-Party Transactions.”  We also prepaid $100.0 million of our term loan borrowings under our senior secured credit facility. The remaining funds are being used for general corporate purposes.

The holders of our EISs may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes at any time. Upon the occurrence of certain events EISs will automatically separate. Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs. Separation and combination of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not in the form of EISs. As of September 29, 2007, we had 36,778,988 shares of Class A common stock issued and outstanding, 17,115,567 of which were held in the form of EISs and 19,663,421 of which were held separate from EISs. As of December 30, 2006, we had 20,000,000 shares of Class A common stock issued and outstanding, all of which were held in the form of EISs.

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

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 29, 2007 (third quarter of 2007 and first three quarters of 2007) and September 30, 2006 (third quarter of 2006 and first three quarters of 2006) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 29, 2007, the results of our operations for the third quarter and first three quarters of 2007 and 2006, and cash flows for the first three quarters of 2007 and 2006. Our results of operations for the third quarter and first three quarters of 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2006 included in our Annual Report on Form 10-K/A for fiscal 2006 filed with the SEC on March 9, 2007.

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

We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. At the beginning of fiscal 2007, our liability for unrecognized tax benefits was approximately $0.2 million (of which the entire amount would impact our effective tax rate if recognized) plus approximately $0.1 million of accrued interest and penalties. This liability for unrecognized tax benefits all related to state income taxes and Canadian income taxes. During the third quarter of 2007, we paid the Canadian income tax liability in full. There was no material change in the net amount of unrecognized tax benefits during the first three quarters of 2007.

Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of September 29, 2007, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

United States—Federal	2003 and forward
United States—States	2002 and forward
Canada	2006 and forward

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

(3)                                 Inventories

Inventories consist of the following, as of the dates indicated (dollars in thousands):

	September 29, 2007	December 30, 2006
Raw materials and packaging	$17,588	$11,461
Work in process	3,107	2,587
Finished goods	74,723	64,221

Total	$95,418	$78,269

(4)                                 Goodwill, Trademarks and Customer Relationship Intangibles

The following table reconciles the changes in the carrying amount of goodwill for the period from December 30, 2006 to September 29, 2007 (dollars in thousands):

Balance at December 30, 2006	$198,076
Cream of Wheat acquisition	55,601
Balance at September 29, 2007	$253,677

The following table reconciles the changes in the carrying amount of trademarks for the period from December 30, 2006 to September 29, 2007 (dollars in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)                                 Goodwill, Trademarks and Customer Relationship Intangibles (Continued)

Balance at December 30, 2006	$200,220
Cream of Wheat acquisition	27,000
Balance at September 29, 2007	$227,220

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
	(dollars in thousands)
Balance at December 30, 2006	$15,100	$(731)	$14,369
Cream of Wheat acquisition	113,900	—	113,900
Amortization expense	—	(3,888)	(3,888)
Balance at September 29, 2007	$129,000	$(4,619)	$124,381

Amortization expense associated with customer relationship intangibles for the third quarter and first three quarters of 2007 was $1.6 million and $3.9 million, respectively, and $0.2 and $0.5 million for the third quarter and first three quarters of 2006, respectively, and is recorded in operating expenses. We expect to recognize an additional $1.6 million of amortization expense associated with customer relationship intangibles during the remainder of fiscal 2007. As of September 29, 2007, amortization of intangible assets is expected to be $6.5 million for each of the next five succeeding fiscal years.

(5)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (dollars in thousands):

	September 29, 2007	December 30, 2006
Revolving credit facility	$—	$—
Term loan	130,000	25,000
Total senior secured credit facility	130,000	25,000

12.0% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8.0% Senior Notes due October 1, 2011	240,000	240,000
Total long-term debt	$535,800	$430,800

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

As of September 29, 2007, the aggregate maturities of long-term debt are as follows (dollars in thousands):

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility remained undrawn through September 29, 2007. The available

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.6 million, was $22.4 million at September 29, 2007. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

Subsidiary Guarantees. We have no assets or operations independent of our direct and indirect subsidiaries. All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our senior subordinated notes and our senior notes, and management has determined that our subsidiaries that are not guarantors of our senior subordinated notes and senior notes are, individually and in the aggregate, “minor subsidiaries” as that term is used in Rule 3-10 of Regulation S-X promulgated by the SEC. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

Deferred Financing Costs. In connection with the issuance of our 12.0% senior subordinated notes due 2016 and our 8.0% senior notes due 2011, we capitalized approximately $23.1 million of financing costs, which will be amortized over their respective terms. In connection with the issuance of our term loan in January 2006, we capitalized approximately $0.4 million of additional financing costs, which will be amortized over the term of the loan. In connection with the issuance of additional term loan borrowings of $205.0 million in February 2007 we capitalized approximately $4.0 million of additional financing costs. During the second quarter of 2007 we wrote-off and expensed $1.8 million relating to our May 2007 prepayment of $100.0 million of term loan borrowings. As of September 29, 2007 and December 30, 2006 we had net deferred financing costs of $17.1 million and $17.3 million, respectively.

At September 29, 2007 and December 30, 2006 accrued interest of $13.7 million and $8.5 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(6)                                 Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

We have outstanding $240.0 million principal amount of 8.0% senior notes due 2011. The fair value of the senior notes at September 29, 2007 and December 30, 2006, based on quoted market prices, was $238.8 million and $244.8 million, respectively.

We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due 2016. Of such outstanding principal amount, $122.4 million principal amount was represented by 17,115,567 EISs as of September 29, 2007, and $143.0 million principal amount was represented by 20,000,000 EISs as of December 30, 2006. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of September 29, 2007, the fair value of the EISs, based on the per EIS closing price on the New York Stock Exchange, was $355.1 million. As of December 30, 2006, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange, was $400.4 million. It is not practicable to estimate the fair value of the principal amount of senior subordinated notes represented by EISs.

Of the $165.8 million aggregate principal amount of senior subordinated notes outstanding, $43.4 million and $22.8 million principal amount as of September 29, 2007 and December 30, 2006, respectively, was not represented by EISs and traded separately. The fair value of the separate senior subordinated notes at

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Fair Value of Financial Instruments (Continued)

September 29, 2007 and December 30, 2006, based on quoted market prices, was $47.1 million and $25.5 million.

The carrying value of our term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates.  Our term loan borrowings are subject to the interest rate swap discussed below.

We use an interest rate swap to manage variable interest rate exposure on our $130.0 million of term loan borrowings. Our objective for holding this derivative is to decrease the volatility of future cash flows associated with interest payments on our variable rate debt. Derivative instruments are recognized in other assets or liabilities on our consolidated balance sheet at fair value. We record gains and losses on derivatives qualifying as a cash flow hedge in comprehensive income (loss), to the extent that the hedge is effective and until we recognize the underlying transactions in net income, at which time these gains and losses are reflected in the consolidated statement of operations. Other comprehensive income for the third quarter and for the first three quarters of 2007 includes net unrealized after tax losses of $2.3 million ($3.7 million pre-tax) and $1.1 million ($1.7 million pre-tax), respectively. The unrealized amounts in comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period. We did not have any derivatives during the first three quarters of 2006.

(7)                                 Comprehensive Income Recognition

Comprehensive income includes net income, foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries, amortization of unrecognized prior service cost and pension deferrals and cash flow hedges, net of tax. The components of comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income	$4,846	$3,443	$12,657	$8,704
Other comprehensive income:
Foreign currency translation adjustments	(32)	(13)	42	50
Amortization of unrecognized prior service cost and pension deferrals, net of tax	5	—	21	—
Mark to market adjustment of cash flow hedge transaction, net of tax	(2,311)	—	(1,060)	—
Comprehensive income	$2,508	$3,430	$11,660	$8,754

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)                                 Pension Benefits

Net periodic costs for the third quarter and first three quarters of 2007 and 2006 include the following components (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost—benefits earned during the period	$332	$367	$1,060	$1,152
Interest cost on projected benefit obligation	322	303	982	909
Expected return on plan assets	(371)	(286)	(1,113)	(869)
Amortization of unrecognized prior service cost	11	16	33	18
Net amortization and deferral	(4)	41	—	146
Net pension cost	$290	$441	$962	$1,356

As of September 29, 2007, we have contributed $2.1 million to our defined benefit pension plans in fiscal 2007. As of September 29, 2007, we anticipate electing to make additional payments of approximately $1.6 million for a total contribution of $3.7 million for fiscal 2007 to fund our defined benefit pension plan obligations.

(9)                                 Related-Party Transactions

Transaction Services Agreement. We were party to a transaction services agreement pursuant to which Bruckmann, Rosser, Sherrill & Co., Inc. (BRS & Co.), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), would be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions, divestitures, financings and other transactions by our company, which fee would not exceed 1.0% of the total transaction value. BRS was our majority owner prior to our EIS offering in October 2004 and remained a majority owner of our Class B common stock prior to our Class A common stock offering in May 2007. Stephen C. Sherrill, the chairman of our board of directors, is a managing director of BRS & Co. The transaction services agreement provided that transaction fees would be payable as described above unless a majority of disinterested directors determined otherwise. Upon the consummation of the Class A common stock offering, the transaction services agreement was terminated. No transaction fees were paid under the transaction services agreement during fiscal 2007 prior to its termination or during fiscal 2006.

Roseland Lease. We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009. Total rent expense associated with this lease was $0.6 million for the first three quarters of 2007 and 2006.

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

We have employment agreements with our executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances. As of September 29, 2007, if all of our executive officers were to be terminated by us without cause (as defined) or as a result of the employees’ disability, our severance liability, including salary continuation, continuation of health care and insurance benefits, present value of additional pension credits, and accelerated vesting under compensation plans, would have been approximately $3.2 million. As of September 29, 2007, if all of our executive officers were to be terminated or deemed terminated by us upon a change of control (as defined), our severance liability, including salary continuation, continuation of health care and insurance benefits, present value of additional pension credits, accelerated vesting under compensation plans, and potential excise tax liability and gross up payments, would have been approximately $5.0 million.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(dollars in thousands)
Net income	$4,846	$3,443	$12,657	$8,704
Less: Class A common stock dividends declared	7,797	4,240	19,834	12,720
Undistributed (loss) earnings available to common stockholders	$(2,951)	$(797)	$(7,177)	$(4,016)

Basic and Diluted weighted average common shares outstanding:
Class A common stock	36,778,988	20,000,000	27,621,225	20,000,000
Class B common stock	—	7,556,443	4,124,212	7,556,443

Basic and diluted allocation of undistributed (loss) earnings:
Class A common stock	$(2,951)	$(578)	$(6,245)	$(2,915)
Class B common stock	—	(219)	(932)	(1,101)
Total	$(2,951)	$(797)	$(7,177)	$(4,016)

Basic and diluted earnings per share:
Undistributed (loss) earnings per share:
Class A common stock	$(0.08)	$(0.03)	$(0.23)	$(0.15)
Class B common stock	$—	$(0.03)	$(0.23)	$(0.15)
Distributed earnings:
Class A common stock	$0.21	$0.21	$0.72 (1)	$0.64
Earnings (loss) per share:
Class A common stock	$0.13	$0.18	$0.49	$0.49
Class B common stock	$—	$(0.03)	$(0.23)	$(0.15)

(1)          “Distributed earnings” differs from actual per share amounts paid as dividends as the earnings per share computation under GAAP requires the use of the weighted average, rather than the actual number of shares outstanding.

Since May 29, 2007, we no longer have any shares of Class B common stock outstanding. In addition, no dividends on our Class B common stock were ever declared prior to such date. Therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial conditions. As of September 29, 2007, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 44.8% and 43.5% of consolidated net sales for the first three quarters of 2007 and the first three quarters of 2006, respectively. Other than Wal-Mart, which accounted for 11.7% and 10.5% of our consolidated net sales for the first three quarters of 2007 and the first three quarters of 2006, respectively, no single customer accounted for 10.0% or more of our consolidated net sales for the first three quarters of 2007 or the first three quarters of 2006.

During the third quarter of 2007 and 2006 and the first three quarters of 2007 and 2006, respectively, our sales to foreign countries represented less than 1.0% of net sales. Our foreign sales are primarily to customers in Canada.

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

(14)                          Gain on Sale of Property, Plant and Equipment

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 29, 2007 (third quarter of 2007 and first three quarters of 2007) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2006 (fiscal 2006) included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on March 9, 2007.

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

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs. We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. In the third quarter and first three quarters of 2007, our commodity prices for maple syrup and corn sweeteners were higher than those incurred during the thirteen and thirty-nine weeks ended September 30, 2006 (third quarter of 2006 and first three quarters of 2006). In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years and at an increasing rate in recent months. We expect that many of these costs will continue to rise for the foreseeable future. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and, if necessary, by raising sales prices. We cannot assure you that any cost saving measures or sales price increases by us will offset increases to our raw material, ingredient, packaging and distribution costs. To the extent we are unable to offset these cost increases, our operating results will be significantly impacted during the remainder of fiscal 2007 and fiscal 2008.

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

We completed our annual impairment tests for fiscal 2006 with no adjustments to the carrying values of goodwill and indefinite life intangibles. We did not note any events or circumstances during the first three quarters of 2007 that would indicate that goodwill or indefinite life intangibles might be impaired.

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

The unrealized amounts in comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period. Our interest rate swap, which is described below under “Liquidity and Capital Resources—Debt” and in note 5 and note 6 to our consolidated financial statements was an effective hedge for the third quarter and first three quarters of 2007, meaning that it qualified for hedge accounting treatment.

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

Pension Expense

We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During the third quarter and first three quarters of 2007, we made contributions of $0.8 million and $2.1 million, respectively, to our pension plans. During the third quarter and first three quarters of 2006, we made contributions of $0.6 million and $1.1 million, respectively, to our pension plans. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions during the remainder of fiscal 2007 and beyond.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter of 2007 and 2006 and the first three quarters of 2007 and 2006 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.3%	71.2%	68.1%	71.5%
Gross profit	32.7%	28.8%	31.9%	28.5%

Sales, marketing and distribution expenses	11.2%	11.3%	11.0%	11.2%
General and administrative expenses	2.9%	1.6%	2.0%	1.7%
Gain on sale of property, plant and equipment	—	(0.5)%	—	(0.2)%
Amortization expense—customer relationships	1.4%	0.2%	1.1%	0.2%
Operating income	17.2%	16.3%	17.8%	15.7%

Interest expense, net	10.6%	10.8%	11.8%	10.9%
Income before income tax expense	6.7%	5.5%	6.0%	4.7%

Income tax expense	2.5%	2.1%	2.3%	1.8%
Net income	4.1%	3.4%	3.7%	2.9%

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

For the first three quarters of 2007, general and administrative expenses is net of $0.8 million of insurance proceeds relating to a previously reported employee theft.

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of 2007 and 2006 along with the components of EBITDA follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(Dollars in thousands)
Net income	$4,846	$3,443	$12,657	$8,704
Income tax expense	2,958	2,183	7,725	5,518
Interest expense, net	12,374	11,009	40,028	32,796
Depreciation and amortization	3,843	1,959	9,706	5,863
EBITDA	24,021	18,594	70,116	52,881
Income tax expense	(2,958)	(2,183)	(7,725)	(5,518)
Interest expense, net	(12,374)	(11,009)	(40,028)	(32,796)
Deferred income taxes	3,102	2,116	6,944	4,910
Amortization of deferred financing costs	792	710	2,397	2,122
Gain on sale of property, plant and equipment	—	(525)	—	(525)
Write off of deferred debt issuance costs	—	—	1,769	—
Changes in assets and liabilities, net of effects of business combination	(3,213)	(3,571)	(12,273)	(2,898)
Net cash provided by operating activities	$9,370	$4,132	$21,200	$18,176

Third quarter of 2007 compared to third quarter of 2006.

Net Sales. Net sales increased $15.1 million or 14.9% to $117.0 million for the third quarter of 2007 from $101.9 million for the third quarter of 2006. The Cream of Wheat acquisition accounted for $15.4 million of the net sales increase offset by a decrease in net sales of $1.1 million relating to the termination of a temporary co-packing arrangement. The remaining $0.8 million net sales increase related to increases in sales price and unit volume. Net sales of our lines of Maple Grove Farms, B&M and Ortega products increased in the amounts of $2.1 million, $0.5 million and $0.4 million or 13.6%, 9.2% and 1.8%, respectively. These increases were offset by a reduction in net sales of Underwood, B&G and Sa-són products of $1.2 million, $0.6 million and $0.3 million or 17.7%, 5.7% and 25.3%, respectively. In the aggregate, net sales for all other brands decreased $0.1 million or 0.3%.

Gross Profit. Gross profit increased $8.9 million or 30.4% to $38.3 million for the third quarter of 2007 from $29.4 million for the third quarter of 2006. Gross profit expressed as a percentage of net sales increased 3.9% to 32.7% in the third quarter of 2007 from 28.8% in the third quarter of 2006. The increase in gross profit expressed as a percentage of net sales was primarily due to the positive effect of the Cream of Wheat acquisition, which improved our overall gross profit expressed as a percentage of net sales by 5.4%. Our gross profit expressed as a percentage of net sales for all other brands in the aggregate decreased by 1.5% primarily due to the mix of products sold and the higher costs for packaging, corn sweeteners and maple syrup partially offset by sales price increases.

Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $1.6 million or 14.4% to $13.1 million for the third quarter of 2007 from $11.5 million for the third quarter of 2006. This increase is primarily due to an increase in brokerage and salesmen compensation of $1.1 million (relating to increased sales volume from the Cream of Wheat acquisition and internal sales growth) and an increase in consumer marketing of $0.5 million. Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 11.2% for the third quarter of 2007 from 11.3% for the third quarter of 2006.

General and Administrative Expenses. General and administrative expenses increased $1.8 million or 111.8% to $3.4 million for the third quarter of 2007 from $1.6 million for the third quarter of 2006. The increase primarily resulted from a $1.4 million accrual relating to special bonus awards to be paid in March 2008 to certain executive officers and members of our senior management in recognition of their contributions to the successful completion of the Cream of Wheat acquisition and the Class A common stock offering. In addition, general and administrative expenses increased by $0.4 million as a result of an increased incentive compensation accrual relating to our 2007 annual bonus plan. During the fourth quarter of 2007, we expect to accrue an additional expense of $0.5 million relating to the special bonus awards.

Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the third quarter of 2006 related to the gain on the sale of our New Iberia facility of $0.5 million. There were no gains or losses on the sale of property, plant and equipment for the third quarter of 2007.

Amortization Expense—Customer Relationships. Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma’s molasses and Cream of Wheat acquisitions, increased $1.4 million to $1.6 for the third quarter of 2007 from $0.2 million for the third quarter of 2006.

Operating Income. As a result of the foregoing, operating income increased $3.6 million or 21.3% to $20.2 million for the third quarter of 2007 from $16.6 million for the third quarter of 2006. Operating income expressed as a percentage of net sales increased to 17.2% in the third quarter of 2007 from 16.3% in the third quarter of 2006.

Net Interest Expense. Net interest expense increased $1.4 million or 12.4% to $12.4 million for the third quarter of 2007 from $11.0 million in the third quarter of 2006. Our average debt outstanding was approximately $105.0 million higher for the third quarter of 2007 as compared to the third quarter of 2006. See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense. Income tax expense increased $0.8 million to $3.0 for the third quarter of 2007 from $2.2 million for the third quarter of 2006. Our effective tax rate was 37.9% for the third quarter of 2007 and 38.8% for the third quarter of 2006.

First three quarters of 2007 compared to first three quarters of 2006.

Net Sales. Net sales increased $38.9 million or 13.0% to $339.0 million for the first three quarters of 2007 from $300.1 million for the first three quarters of 2006. The net sales increase for the first three quarters of 2007 included $34.2 million from the Cream of Wheat acquisition offset by a decrease in net sales of $2.4 million relating to the termination of a temporary co-packing arrangement. The remaining $7.1 million net sales increase related to increases in sales price and unit volume. Net sales of our lines of Maple Grove Farms, Grandma’s, Ortega, Polaner, Las Palmas, B&M and Joan of Arc products increased in the amounts of $7.1 million, $1.4 million, $0.8 million, $0.6 million, $0.5 million, $0.4 million and $0.3 million or 17.1%, 28.7%, 1.2%, 2.2%, 2.7%, 1.9% and 5.0%, respectively. These increases were offset by a reduction in net sales of Emeril’s, B&G, Regina and Underwood products of $1.9 million, $1.0 million, $0.7 million and $0.7 million or 12.2%, 2.9%, 8.0% and 4.2%, respectively. In the aggregate, net sales for all other brands increased $0.3 million or 0.7%.

Gross Profit. Gross profit increased $22.7 million or 26.5% to $108.3 million for the first three quarters of 2007 from $85.6 million for the first three quarters of 2006. Gross profit expressed as a percentage of net sales increased 3.4% to 31.9% in the first three quarters of 2007 from 28.5% in the first three quarters of 2006. The increase in gross profit expressed as a percentage of net sales was primarily due to the positive effect of the Cream of Wheat acquisition, which improved our overall gross profit expressed as a percentage of net sales by 3.8%. Our gross profit expressed as a percentage of net sales for all other brands in the aggregate decreased by 0.4% primarily due to the mix of products sold and the higher costs for packaging, corn sweeteners and maple syrup partially offset by sales price increases.

Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses increased $3.7 million or 10.9% to $37.2 million for the first three quarters of 2007 from $33.5 million for the first three quarters of 2006. The increase is primarily due to an increase in brokerage and salesmen compensation of $2.3 million (relating to increased sales volume from the Cream of Wheat acquisition and internal sales growth), an increase in consumer marketing of $1.1 million and an increase in distribution costs of $0.3 million. Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 11.0% for the first three quarters of 2007 from 11.2% for the first three quarters of 2006.

General and Administrative Expenses. General and administrative expenses increased $1.7 million or 34.5% to $6.8 million for the first three quarters of 2007 from $5.1 million in the first three quarters of 2006. The increase in general and administrative expenses primarily resulted from an accrual of $1.4 million for special bonus awards, an increased incentive compensation accrual of $0.7 million relating to our 2007 annual bonus plan and an increase in other miscellaneous expenses of $0.4 million, offset by an insurance reimbursement of $0.8 million relating to a previously reported employee theft. During the fourth quarter of 2007, we expect to accrue an additional expense of $0.5 million relating to the special bonus awards.

Gain on Sale of Property, Plant and Equipment. Gain on sale of property, plant and equipment for the first three quarters of 2006 related to the gain on the sale of our New Iberia facility of $0.5 million. There were no gains or losses on the sale of property, plant and equipment for the first three quarters of 2007.

Amortization Expense—Customer Relationships. Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma’s molasses and Cream of Wheat acquisitions, increased $3.4 million to $3.9 million for the first three quarters of 2007 from $0.5 million for the first three quarters of 2006.

Operating Income. As a result of the foregoing, operating income increased $13.4 million or 28.5% to $60.4 million for the first three quarters of 2007 from $47.0 million for the first three quarters of 2006. Operating income expressed as a percentage of net sales increased to 17.8% in the first three quarters of 2007 from 15.7% in the first three quarters of 2006.

Net Interest Expense. Net interest expense increased $7.2 million or 22.1% to $40.0 million for the first three quarters of 2007 from $32.8 million in the first three quarters of 2006. Interest expense for the first three quarters of 2007 included a write-off of deferred financing costs of $1.8 million relating to our prepayment of $100.0 million of term loan borrowings with a portion of the proceeds of our public offering of Class A common stock in May 2007. Our average debt outstanding was approximately $115.0 million higher for the first three quarters of 2007 as compared to the first three quarters of 2006. See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense. Income tax expense increased $2.2 million or 40.0% to $7.7 million for the first three quarters of 2007 from $5.5 million for the first three quarters of 2006. Our effective tax rate was 37.9% for the first three quarters of 2007 and 38.8% for the first three quarters of 2006.

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

Cash Flows. Cash provided by operating activities increased $3.0 million to $21.2 million for the first three quarters of 2007 from $18.2 million for the first three quarters of 2006. The increase was due to changes relating to an increase in net income, trade accounts payable and accrued expenses offset by an increase in accounts receivable and inventory. Working capital at September 29, 2007 was $117.4 million, an increase of $14.4 million over working capital at December 30, 2006 of $103.0 million.

Net cash used in investing activities for the first three quarters of 2007 was $211.8 million as compared to $34.6 million for the first three quarters of 2006. Capital expenditures during the first three quarters of 2007 were $10.9 million and included expenditures relating to the expansion of our Stoughton, Wisconsin facility and the pending transfer of a portion of the Cream of Wheat production to that facility as well as the routine purchase of manufacturing and computer equipment. Capital expenditures during the first three quarters of 2007 were $5.1 million greater than our capital expenditures of $5.8 million during the first three quarters of 2006. Investment expenditures for the first three quarters of 2007 included $200.9 million for the Cream of Wheat acquisition. Investment expenditures for the first three quarters of 2006 included $30.1 million for the Grandma’s molasses acquisition. We received net proceeds from the sale of property of $1.3 million during the first three quarters of 2006.

Net cash provided by financing activities for the first three quarters of 2007 was $195.5 million as compared to $11.9 million for the first three quarters of 2006. Net cash provided by financing activities for the first three quarters of 2007 consists of $205.0 million from additional term loan borrowings and $193.2 million from the issuance of Class A common stock, net of underwriting discounts and commissions and other expenses, offset by $100.0 million for the prepayment of term loan borrowings, $82.4 million for the repurchase of Class B common stock, $16.3 million for the payment of dividends to holders of our Class A common stock and $4.0 million in debt issuance costs. Net cash provided by financing activities for the first three quarters of 2006 consisted of $25.0 million from term loan borrowings, offset by $12.7 million in dividends paid to holders of our Class A common stock and $0.4 million in debt issuance costs.

Based on a number of factors, including our trademark and goodwill amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in 2006 and 2005 as compared to our tax expense for financial reporting purposes. While we expect cash taxes to increase beginning in 2007 as compared to the prior two years, we believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and customer relationship intangibles for the taxable years 2007 through 2022 that will not be reflected in our income tax expense for financial statement purposes.

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

For the first three quarters of 2007 and 2006, we had cash flows provided by operating activities of $21.2 million and $18.2 million, and distributed $16.3 million and $12.7 million as dividends, respectively. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under the indenture governing our senior notes, the indenture governing our senior subordinated notes and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Environmental and Health and Safety Costs

We have not made any material expenditures during the first three quarters of 2007 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of consummation of our 2004 EIS offering and concurrent offerings and remained undrawn through September 29, 2007. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.6 million, was $22.4 million at September 29, 2007. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

12.0% Senior Subordinated Notes due 2016. In October 2004, we issued $165.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016, $143.0 million of which in the form of EISs and $22.8 million separate from EISs. As of September 29, 2007, $122.4 million aggregate principal amount of senior subordinated notes was held in the form of EISs and $43.4 million aggregate principal amount of senior subordinated notes was held separate from EISs.

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

Future Capital Needs

We are highly leveraged. On September 29, 2007, our total long-term debt and stockholders’ equity was $535.8 million and $178.1 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility, will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our Class A common stock. We expect to make capital expenditures of approximately $13.0 million in the aggregate during fiscal 2007.

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

Inflation

During fiscal 2006 and the first three quarters of 2007, we were faced with increasing prices in certain commodities and packaging materials and we expect this trend may continue. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. Our cost increases in fiscal 2006 and the first three quarters of 2007 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs. We believe that through sales price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases. There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

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

We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. At the beginning of fiscal 2007, our liability for unrecognized tax benefits was approximately $0.2 million (of which the entire amount would impact our effective tax rate if recognized) plus approximately $0.1 million of accrued interest and penalties. This liability for unrecognized tax benefits all related to state income taxes and Canadian income taxes. During the third quarter of 2007, we paid the Canadian income tax liability in full. There was no material change in the net amount of unrecognized tax benefits during the first three quarters of 2007.

Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of September 29, 2007, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2003 and forward
United States—States	2002 and forward
Canada	2006 and forward

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

Off-balance Sheet Arrangements

As of September 29, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations. During the first three quarters of 2007, there were no material changes outside the ordinary course of business in the specified contractual obligations, except that in February 2007 we incurred additional long-term debt of $205.0 million in the form of additional term loan borrowings under our credit facility, $100.0 million of which we prepaid in May 2007. As amended, our $25.0 million revolving credit facility matures on January 10, 2011 and $130.0 million of our term loan borrowings matures on February 26, 2013. See “Debt—Senior Secured Credit Facility” above. In addition, during the first three quarters of 2007, we made contributions to our defined benefit pension plans of $2.1 million and currently anticipate electing to make additional payments of approximately $1.6 million during the remainder of fiscal 2007.

Forward-Looking Statements

This report includes forward-looking statements, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects” and similar expressions are intended to identify forward-looking statements. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

•                  our substantial leverage;

•                  the effects of rising costs for our raw materials, packaging and ingredients;

•                  crude oil prices and their impact on transportation, packaging and energy costs;

•                  our ability to successfully implement sales price increases and cost saving measures to offset cost increases;

•                  intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;

•                  our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;

•                  the risks associated with the expansion of our business;

•                  our possible inability to integrate any businesses we acquire;

•                  our ability to maintain access to credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;

•                  the effects of currency movements in Canada; and

•                  other factors that affect the food industry generally, including:

•                  recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity;

•                  competitors’ pricing practices and promotional spending levels; and

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

We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year. The fair value of the senior notes at September 29, 2007 and December 30, 2006, based on quoted market prices, was $238.8 million and $244.8 million, respectively.

We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due 2016. Of such outstanding principal amount, $122.4 million principal amount was represented by 17,115,567 EISs as of September 29, 2007, and $143.0 million principal amount was represented by 20,000,000 EISs as of December 30, 2006. Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. As of September 29, 2007, the fair value of the EISs, based on the per EIS closing price on the New York Stock Exchange was $355.1 million. As of December 30, 2006, the fair value of the EISs, based on the per EIS closing price on the American Stock Exchange was $400.4 million. It is not practicable to estimate the fair value of the principal amount of senior subordinated notes represented by EISs.

Of the $165.8 million aggregate principal amount of senior subordinated notes outstanding, $43.4 million and $22.8 million principal amount as of September 29, 2007 and December 31, 2006, respectively, was not represented by EISs and traded separately. The fair value of the separate senior subordinated notes at September 29, 2007 and December 30, 2006, based on quoted market prices, was $47.1 million and $25.5 million, respectively.

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

Item 1A. Risk Factors

Except for the additional risk factor set forth in Item 1A to Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the SEC on July 30, 2007, we do not believe there have been any material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 30, 2006 filed with the SEC on March 9, 2007.

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

Dated: October 25, 2007	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)