Form 10-K
period 2007-12-29
B&G Foods, Inc.
filed 2008-03-06
CIK 1278027

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 6, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2007
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-32316

B&G FOODS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3918742 (I.R.S. Employer Identification No.)
Four Gatehall Drive, Suite 110, Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)

Registrant's telephone number, including area code: (973) 401-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A Common Stock, par value $0.01 per share	New York Stock Exchange
Enhanced Income Securities, each representing one share of Class A Common Stock, par value $0.01 per share, and $7.15 principal amount of 12% Senior Subordinated Notes due 2016	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

          The aggregate market value of the registrant's outstanding shares of Class A Common Stock (including those held as part of Enhanced Income Securities (EISs)) held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $475,170,538. Solely for purposes of this calculation, each outstanding share of Class A Common Stock (including those held as part of an EIS) was assigned a value equal to the $13.20 per share closing price on June 29, 2007 of the separately traded Class A Common Stock, as quoted on the New York Stock Exchange. In determining the aggregate market value of the registrant's Class A Common Stock held by non-affiliates, shares of Class A Common Stock beneficially owned by directors, officers and holders of more than 10% of the registrant's outstanding shares of Class A Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 29, 2008, the registrant had 36,778,988 shares of Class A common stock, par value $0.01 per share issued and outstanding, 16,680,877 of which were held as part of EISs and 20,098,111 of which were held separate from EISs. Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016. As of February 29, 2008, the registrant had no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Selected designated portions of the registrant's definitive proxy statement to be filed on or before April 28, 2008 in connection with the registrant's 2008 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

PART I

Item 1.    Business.

Overview

        The terms "B&G Foods," "our," "we" and "us," as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended January 3, 2004, January 1, 2005, December 31, 2005, December 30, 2006 and December 29, 2007 as "fiscal 2003," "fiscal 2004," "fiscal 2005," "fiscal 2006" and "fiscal 2007," respectively.

        B&G Foods manufactures, sells and distributes a diverse portfolio of branded, high quality, shelf-stable food products, many of which have leading regional or national market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with growing institutional and food service sales and limited private label sales.

History

        B&G Foods, including our subsidiaries and predecessors, has been in business for over 115 years. We were incorporated in Delaware on November 25, 1996 under the name B Companies Holdings Corp. On August 11, 1997, we changed our name to B&G Foods Holdings Corp. On October 14, 2004, simultaneously with the completion of our initial public offering of EISs (which we refer to in this report as the "2004 EIS offering"), B&G Foods, Inc., our wholly owned subsidiary, was merged with and into us and we were renamed B&G Foods, Inc.

        The table below includes some of the significant events in our recent history:

Date	Significant Event
December 1996	Acquisition of the Bloch & Guggenheimer and Burns and Ricker® brands from Specialty Foods Corp.
June 1997	Acquisition of the Regina, Wright's, Brer Rabbit and Vermont Maid brands from Nabisco, Inc.
August 1997	Acquisition of the Trappey's brand from E. Mcllhenny's Son Corporation.
July 1998	Acquisition of the Maple Grove Farms of Vermont brand from certain individuals.
February 1999	Acquisition of the Polaner and related brands from International Home Foods, Inc. and M. Polaner, Inc.
March 1999	Acquisition of the Underwood, B&M, Ac'cent, Sa-són Ac'cent, Las Palmas and Joan of Arc brands from The Pillsbury Company and related entities.
June 2000
Entry into an agreement with Emeril's Food of Love Productions, LLC (EFLP) pursuant to which we and EFLP agreed to create a signature line of consumer packaged foods products which are marketed under the label Emeril's.
January 2001	Sale of the Burns & Ricker® brand to Nonni's Food Company, Inc.
August 2003	Acquisition of the Ortega brand from Nestlé Prepared Foods Company.
October 2004	Completion of our initial public offering of Enhanced Income Securities (EISs) and the concurrent offerings.
December 2005	Acquisition of the Ortega food service dispensing pouch and dipping cup cheese sauce businesses from Nestlé USA, Inc.
January 2006	Acquisition of the Grandma's molasses brand from Mott's LLP, a Cadbury Schweppes Americas Beverages company.
February 2007	Acquisition of the Cream of Wheat and Cream of Rice brands from Kraft Foods Global, Inc.
May 2007	Completion of our initial public offering of Class A Common Stock as a separately traded security.

Products and Markets

        The following is a brief description of our brands and product lines:

        The Ortega brand has been in existence since 1897 and its products span the shelf-stable Mexican food segment including taco shells, tortillas, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products. We continue to expand our product offering, particularly in the dinner kit segment with new products such as the Ortega Grande Pizza Kit and Ortega Lasagna Grande Dinner Kit.

        The Cream of Wheat brand was introduced in 1893 and is among the leading brands and one of the most trusted and widely recognized brands of hot cereals sold in the United States. Cream of Wheat is available in original 10-minute, 2 1/2 minute and one-minute versions, and also in instant packets of original and other flavors, including Cinnamon Swirl, Maple Brown Sugar and Strawberries 'n Cream. We also offer Cream of Rice, a rice-based hot cereal. We have recently introduced Whole Grain Cream of Wheat, a product that is a good source of fiber.

        The Maple Grove Farms of Vermont brand, which originated in 1915, is a leading brand of pure maple syrup in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, marinades, fruit syrups, confections, pancake mixes and organic products.

        The Bloch & Guggenheimer brand originated in 1889, and its pickle, pepper/pimentos and relish products are a leading brand in the New York metropolitan area. This line consists of shelf-stable pickles, peppers, relishes, olives and other related specialty items.

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

        The Emeril's brand was introduced in 2000 under a licensing agreement with celebrity chef Emeril Lagasse. We offer a line of seasonings, salad dressings, marinades, pepper sauces, barbecue sauces, mustards, salsas, pasta sauces and cooking stocks under the Emeril's brand name. In addition, we recently introduced a line of cooking sprays under the Emeril's brand.

        The Las Palmas brand originated in 1922 and primarily includes authentic Mexican enchilada sauce, chili sauce and various pepper products.

        The Underwood brand's "Underwood Devil" logo, which was registered in 1870, is believed to be the oldest registered trademark still in use for a prepackaged food product in the United States. Underwood meat spreads, which were introduced in the late 1860s, include deviled ham, chicken and roast beef as well as liver pate and sardines. In addition, we have recently added a turkey meat spread to the Underwood line.

        The B&M brand was introduced in 1927 and is the original brand of brick-oven baked beans. The B&M line includes a variety of baked beans and brown bread. The B&M brand currently has a leading market share in the New England region. New products under the B&M brand include a line of "no sugar added" beans.

        The Ac'cent brand was introduced in 1947 as an all-natural flavor enhancer for meat preparation and is generally used on beef, poultry, fish and vegetables. We believe that Ac'cent is positioned as a unique flavor enhancer that provides food with the "umami" flavor sensation.

        The Trappey's brand, which was introduced in 1898, has a Louisiana heritage. Trappey's products fall into two major categories—high quality peppers and hot sauces, including Trappey's Red Devil.

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

        The Grandma's brand of molasses, which was introduced in 1890, is the leading brand of premium-quality molasses sold in the United States. Grandma's molasses products are offered in two distinct styles: Grandma's Original Molasses and Grandma's Robust Molasses.

        The Wright's brand was introduced in 1895 and is an all-natural seasoning that reproduces the flavor and aroma of pit smoking in meats, chicken and fish. Wright's is offered in two flavors: Hickory and Mesquite.

        The Sa-són brand was introduced in 1947 as a flavor enhancer used primarily for Puerto Rican and Hispanic food preparation. The product is generally used on beef, poultry, fish and vegetables. The brand's flavor enhancer is offered in four flavors: Original, Coriander and Achiote, Garlic and Onion, and Tomato. We have recently introduced reduced sodium versions of Sa-són.

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

Processed Food Industry

        The processed food industry is one of the United States' largest industries. It is characterized by relatively stable sales growth, based largely on price and population increases. As costs have increased in the past few years, price has gained significance as a factor in sales growth. As large food companies with a presence in a variety of branded product categories seek tighter focus within their businesses, they have shed brands or an entire presence in non-core categories. They have also sold smaller brands to increase focus on the larger brands within their portfolios.

        In the past decade, the retail side of the food industry has seen a still on-going shift of sales to non-traditional food outlets such as supercenters, warehouse clubs, dollar stores and drug stores. This shift has caused consolidation of traditional grocery chains into larger entities, often spanning the country under varying banner names. Consolidation has increased the importance of having a leading number one or two brand within a category, be that position national or regional. A broad sales and distribution infrastructure has also become critical for food companies, allowing them to reach all outlets selling food to consumers and expanding their growth opportunities. Another factor in the food industry is the continuing shift to meals prepared outside the home. As this shift continues, companies who can create, sell and distribute products to food service operators or distributors have additional growth prospects.

Sales, Marketing and Distribution.

        Overview.    We sell, market and distribute our products through a multiple-channel sales, marketing and distribution system to all major U.S. food channels, including sales and shipments to supermarkets, mass merchants, warehouse clubs, wholesalers, food service distributors and direct accounts, specialty food distributors, military commissaries and non-food outlets such as drug store chains and dollar stores.

        We believe our established infrastructure in these channels allows us to distribute our products and any additional products from acquisitions cost-effectively. We sell our products primarily through broker sales networks to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors. The broker sales network handles the sale of our products at the customer level. We distribute several of our brands in the greater New York metropolitan area primarily through direct-store-delivery.

        Sales.    Our sales organization is aligned by distribution channels and consists of regional sales managers, key account managers and sales persons. Regional sales managers sell our products nationwide through national and regional food brokers, with separate organizations focusing on specialty, food service, grocery chain accounts and special markets. Our sales managers coordinate our broker sales efforts, make key account calls with buyers or distributors and supervise broker retail coverage of the products at the store level.

        Our sales strategy is centered around individual brands. We allocate promotional spending for each of our brands and our regional sales managers coordinate promotions with customers. Additionally, our marketing department works in conjunction with the sales department to coordinate special account activities and marketing support, such as couponing, public relations and media advertising.

        We have a national sales force that is capable of supporting our current business as well as potential new acquisitions. The current national sales force is very experienced and was able to integrate the Ortega, Grandma's molasses, and Cream of Wheat brands within 30 days following the close of the respective acquisitions.

        Marketing.    Our marketing organization is aligned by brand and is responsible for the strategic planning for each of our brands. We focus on deploying promotional dollars where the spending will have the greatest impact on sales. Marketing and trade spending support, on a national basis, typically consists of advertising trade promotions, coupons and cross-promotions with supporting products. Consumer price promotions and coupons supplement this activity.

        Distribution.    We distribute our products through a multiple-channel system that covers every class of customer nationwide. We believe our distribution system has sufficient capacity to accommodate incremental product volume in a cost-effective manner. See Item 2, "Properties" for a listing of our distribution centers and warehouses.

Customers

        Our top ten customers accounted for approximately 45.8% of our net sales for fiscal 2007. Other than Wal-Mart, which accounted for 11.9% of our fiscal 2007 net sales, no single customer accounted for 10.0% or more of our fiscal 2007 net sales. During fiscal 2007 our net sales to foreign countries represented less than 1.0% of our total net sales. Our foreign sales are primarily to customers in Canada.

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

Competition

        We face competition in each of our product lines. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service, advertising and other activities and the ability to identify and satisfy emerging consumer preferences. We compete with numerous companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources and may have lower fixed costs and/or be substantially less leveraged than we are. Our ability to grow our business could be impacted by the relative effectiveness of, and competitive response to, our product initiatives, product innovation, advertising and promotional activities. In addition, from time to time, we experience margin pressure in certain markets as a result of competitors' pricing practices.

        Ortega products compete primarily with the Old El Paso® and Taco Bell® brands. Cream of Wheat products compete primarily with the Quaker® hot cereal brand. Our most significant competitors for our pickle and pepper products are Vlasic® and Mt. Olive® branded products. The J.M. Smucker Company is the main competitor for our fruit spread products marketed under the Polaner label. Our Maple Grove Farms of Vermont pure maple syrup competes directly with the SpringTree® brand in the pure maple syrup category. Our B&M and Joan of Arc products compete primarily with Bush's® brand products. Our Vermont Maid syrup products also have a number of competitors in the general pancake syrup market, including Aunt Jemima®, Mrs. Butterworth's® and Log Cabin®.

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

Raw Materials

        We purchase raw materials, including agricultural products, meat, poultry, other raw materials and packaging materials from growers, commodity processors, other food companies and packaging manufacturers located in U.S. and foreign locations. Our principal raw materials include maple syrup, beans, fruits, wheat, peppers, cucumbers, other vegetables, meat, poultry and corn sweeteners. We purchase our agricultural raw materials in bulk or pursuant to short-term supply contracts. We purchase most of our agricultural products between April 1 and October 31. We also use packaging materials, particularly glass jars, cans and plastic containers. The profitability of our business relies in substantial part on the prices we and our co-packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions, the effect of insects, plant diseases and fungi, and glass, metal and plastic prices.

        Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. In fiscal 2007, our commodity prices for wheat, maple syrup, beans and corn sweeteners were higher than those incurred during fiscal 2006. In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years and at an increasing rate in recent months. We expect that many of these costs will continue to rise for the foreseeable future. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and, if necessary, by raising sales prices. However, we and our co-packers are still exposed to potential increases in raw material, ingredient, packaging and distribution costs and we cannot assure you that any cost saving measures or sales price increases by us will offset these cost increases. To the extent we are unable to offset these cost increases with sales price increases or other cost saving measures, our financial condition, results of operations and liquidity will be significantly impacted during fiscal 2008.

Production

        Manufacturing.    We operate five manufacturing facilities for our products. See Item 2, "Properties" for a listing of our manufacturing facilities.

        Co-Packing Arrangements.    In addition to our own manufacturing facilities, we source a significant portion of our products under "co-packing" agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce Cream of Wheat, Regina, Las Palmas and Joan of Arc brand products and certain Emeril's and Ortega brand products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for our products, although we may experience short-term disturbances in our operations if we are required to change our co-packing arrangements.

        Nearly half of the Cream of Wheat products are co-packed for us by a third-party manufacturer located in the United States. The remaining Cream of Wheat products were manufactured for us by Kraft in a Kraft facility located in Cobourg, Canada pursuant to a transition co-packing agreement that expired on February 25, 2008. During fiscal 2007, we initiated a capital project to expand our Stoughton, Wisconsin facility and to move the Kraft manufacturing equipment located in Cobourg into our Stoughton facility. We anticipate that the project will be completed, and that we will begin producing those products formerly produced in Cobourg at our Stoughton facility during the first half of 2008. In the meantime, we believe that we have purchased sufficient inventories of such products from Kraft so as to avoid any disruption in sales.

Trademarks and Licensing Agreements

        As of February 15, 2008, we own 110 trademarks that are registered in the United States, 29 trademarks that are registered with certain U.S. states and Puerto Rico, and 394 trademarks that are registered in foreign countries. In addition, we have 12 trademark applications pending in the United States and foreign countries. Examples of our trademarks and registered trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Brer Rabbit, Cozy Cottage, Cream of Rice, Cream of Wheat, Grandma's, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Ortega, Polaner, Regina, Sa-són, Trappey's, Underwood, Vermont Maid and Wright's. We consider our trademarks to be of special significance in our business. We are not aware of any circumstances that would negatively impact our trademarks. Our credit facility is secured by substantially all of our assets (other than our real property), including our rights to our intellectual property.

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

        On February 19, 2008, Martha Stewart Living Omnimedia, Inc. (MSO) announced that it was acquiring certain assets related to the business of Emeril Lagasse. In connection with the closing of that transaction, we expect to consent to EFLP's assignment of its rights under the license agreement to MSO.

Employees and Labor Relations

        As of December 29, 2007, our workforce consisted of 749 employees. Of that total, 548 employees were engaged in manufacturing, 54 were engaged in marketing and sales, 115 were engaged in distribution and 32 were engaged in administration. Approximately 314 of our 749 employees, as of December 29, 2007, were covered by collective bargaining agreements. Approximately 60 of our employees at our Roseland, New Jersey facility were covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863), scheduled to expire on March 31, 2009. Approximately 153 of our employees at our Portland and Biddeford, Maine facilities were covered by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334), scheduled to expire on April 28, 2012. Approximately 101 of our employees at our Stoughton, Wisconsin facility were covered by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695), scheduled to expire on March 31, 2011. In general, we consider our employee and union relations to be good.

Government Regulation

        Our operations are subject to extensive regulation by the United States Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), the United States Department of Labor and other federal, state and local authorities regarding the processing, packaging, storage, distribution and labeling of our products and the health and safety of our employees. Our processing facilities and products are subject to periodic inspection by federal, state and local authorities. In addition, our meat processing operation in Portland, Maine is subject to daily inspection by the USDA.

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

        We are also subject to the U.S. Bio-Terrorism Act of 2002 which imposes on us import and export regulations. Under the Bio-Terrorism Act, among other things, we are required to provide specific information about the food products we ship into the United States and to register our manufacturing, warehouse and distribution facilities with the FDA.

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

Available Information

        Under the Securities Exchange Act of 1934, as amended, we are required to file with or furnish to the SEC annual, quarterly and current reports, proxy and information statements and other information. You may read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

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

        Our largest customer, Wal-Mart, accounted for 11.9% of our fiscal 2007 net sales, and our ten largest customers together accounted for approximately 45.8% of our fiscal 2007 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on private label products. If we fail to use our marketing expertise and unique products and category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

        We purchase agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, energy and fuel costs, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. In fiscal 2007, our commodity prices for wheat, maple syrup, beans and corn sweeteners were higher than those incurred during fiscal 2006. In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years and at an increasing rate in recent months. We expect that many of these costs will continue to rise for the foreseeable future. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and, if necessary, by raising sales prices. We cannot assure you that any cost saving measures or sales price increases by us will offset increases to our raw material, ingredient, packaging and distribution costs. To the extent we are unable to offset these cost increases, our operating results, profitability and financial condition will be significantly impacted during fiscal 2008.

We may be unable to offset any reduction in net sales in our mature food product categories through an increase in trade spending for these categories or an increase in net sales in other categories.

        Most of our food product categories are mature and certain categories have experienced declining consumption rates from time to time. If consumption rates and sales in our mature food product categories decline, our revenue and operating income may be adversely affected, and we may not be able to offset this decrease in business with increased trade spending or an increase in sales or profitability of other products and product categories.

We may have difficulties integrating recent or future acquisitions or identifying new acquisitions.

        We completed the Cream of Wheat acquisition in February 2007 and we expect to pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or that we may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from recent or future acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. In addition, any acquired product lines or businesses may require a greater amount of trade, promotional and capital spending than we anticipate. Historically, we have grown net sales for some but not all of the brands we have acquired. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management's attention from other business concerns. Any inability by us to integrate and manage any acquired product lines or businesses in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We may be faced with a disruption in sales of certain of our Cream of Wheat products if we are unable to timely complete a capital project to move production of those products from Kraft's manufacturing facility to one of our manufacturing facilities.

        Nearly half of our Cream of Wheat products are co-packed for us by a third-party manufacturer located in the United States. The remaining Cream of Wheat products were manufactured for us by Kraft in a Kraft facility located in Cobourg, Canada pursuant to a transition co-packing agreement that expired on February 25, 2008. During fiscal 2007, we initiated a capital project to expand our Stoughton, Wisconsin facility and to move the Kraft manufacturing equipment located in Cobourg into our Stoughton facility. We anticipate that the project will be completed, and that we will begin producing those products formerly produced in Cobourg at our Stoughton facility during the first half of 2008. In the meantime, we believe that we have purchased sufficient inventories of such products from Kraft so as to avoid any disruption in sales. If, however, there are any unanticipated delays in the completion of the capital project and our existing inventories of those Cream of Wheat products are insufficient to meet customer demand, we may face a material disruption in sales that could have a material adverse effect on our financial condition, results of operations and liquidity.

Financial market conditions may impede our access to, or increase the cost of, financing for acquisitions.

        The recent changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, may make it more difficult for us to obtain financing for acquisitions or increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies that are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing.

We have substantial indebtedness, which could restrict our ability to pay dividends with respect to shares of our Class A common stock; restrict our ability to pay interest on our senior subordinated notes and our senior notes; and impact our financing options and liquidity position.

        At December 29, 2007, we had total long-term indebtedness of $535.8 million, including $370.0 million principal amount of senior indebtedness, and $165.8 million principal amount of senior subordinated indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. While our credit facility, our senior notes indenture and our senior subordinated notes indenture contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

  •
  our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions may be limited;

  •
  we may not be able to refinance our indebtedness on terms acceptable to us or at all;

  •
  a significant portion of our cash flow is likely to be dedicated to the payment of interest on our indebtedness, thereby reducing funds available for future operations, capital expenditures, acquisitions and/or dividends on our Class A common stock; and

  •
  we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

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

        Our credit facility and our senior notes indenture include other and more restrictive covenants and prohibit us from prepaying our other indebtedness, including our senior subordinated notes, while senior indebtedness is outstanding. Our credit facility requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, the following: a maximum leverage ratio, a minimum interest coverage ratio and a maximum senior leverage ratio.

        Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, or failure to meet or maintain ratios or tests could result in a default under our credit facility, the terms of our senior notes indenture and/or our senior subordinated notes indenture. Certain events of default under our credit facility and the terms of our senior notes indenture would prohibit us from making payments on our senior subordinated notes, including payment of interest when due, and from paying dividends on our common stock. In addition, upon the occurrence of an event of default under our credit facility or the terms of our senior notes indenture, the lenders could elect to declare all amounts outstanding under our credit facility and the senior notes, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full this indebtedness and our other indebtedness, including our senior subordinated notes.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We may not be able to repay or refinance our credit facility, our senior subordinated notes or our senior notes upon terms acceptable to us if at all.

        Our ability to make payments on and to refinance our indebtedness and to fund capital expenditures and acquisitions depends on our ability to generate cash flows from operating activities in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        A significant portion of our cash flows from operating activities is dedicated to servicing our debt requirements. In addition, in accordance with our current dividend policy we distribute a significant portion of any remaining cash flow to our stockholders in the form of dividends.

        Our ability to continue to expand our business is, to a certain extent, dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing, including through the sale of separately traded Class A common stock, EISs or other securities. Our credit facility is subject to periodic renewal or must otherwise be refinanced. Likewise, we expect that we will refinance our senior notes at or prior to maturity, which will be substantially prior to the maturity date of the senior subordinated notes. If we are unable to refinance our indebtedness, including our credit facility or our senior notes, on commercially reasonable terms or at all, we would be forced to seek other alternatives, including:

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

        We sell our products principally to retail outlets and wholesale distributors including, traditional supermarkets, mass merchants, warehouse clubs, wholesalers, food service distributors and direct accounts, specialty food distributors, military commissaries and non-food outlets such as drug store chains and dollar stores. The replacement by or poor performance of our major wholesalers, retailers or chains or our inability to collect accounts receivable from our customers could materially and adversely affect our results of operations and financial condition. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support.

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

        Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of the raw materials that we use for our products. Our maple syrup products, for instance, are particularly susceptible to severe freezing conditions in Québec, Canada and Vermont during the season in which maple syrup is produced. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their supplies. If our supplies of raw materials are reduced, we may not be able to find supplemental supply sources on favorable terms or at all, which could adversely affect our business and operating results.

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

        Our operations are subject to extensive regulation by the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA) and other national, state and local authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging and safety of foods. Under this program the FDA regulates manufacturing practices for foods through its current "good manufacturing practices" regulations and specifies the recipes for certain foods. Furthermore, our processing facilities and products are subject to periodic inspection by federal, state and local authorities, and our meat processing operation in Portland, Maine is subject to daily inspection by the USDA. Any changes in these laws and regulations could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, which would adversely affect our financial condition and results of operations. In addition, failure by us to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. See Item 1, "Business—Government Regulation."

Failure by third-party co-packers to comply with environmental, food safety or other regulations may disrupt our supply of certain products and adversely affect our business.

        We rely on co-packers to produce certain of our products. Such co-packers, whether in the United States or outside the United States, are subject to a number of regulations, including environmental and food safety regulations. Failure by any of our co-packers to comply with regulations, or allegations of compliance failure, may disrupt their operations. Disruption of the operations of a co-packer could disrupt our supply of product, which could have an adverse effect on our business, consolidated financial condition, results of operations or liquidity. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production interruption, may adversely affect our results of operations.

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

        The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from mislabeling, tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, manufacturing, storage, handling or transportation phases of production. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. Additionally, we do not maintain product recall insurance. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Consumer concern regarding the safety and quality of food products or health concerns could adversely affect sales of certain of our products.

        If consumers in our principal markets lose confidence in the safety and quality of our food products even without a product liability claim or a product recall, our business could be adversely affected. Consumers have been increasingly focused on food safety and health and wellness with respect to the food products they buy. The food industry is also subject to scrutiny relating to genetically modified organisms and the health implications of obesity. We have been and will continue to be impacted by publicity concerning the health implications of food products generally, which could negatively influence consumer perception and acceptance of our products and marketing programs. Developments in any of these areas could cause our results to differ materially from results that have been or may be projected.

Risk associated with foreign suppliers and co-packers, including changes in import/export duties, wage rates, political or economic climates, or exchange rates, may adversely affect our operations.

        Our relationships with foreign suppliers and co-packers subject us to the risks of doing business outside the United States. The countries from which we source our products may be subject to political and economic instability, and may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject. Our products are subject to import duties and other restrictions, and the U.S. government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject. In addition, changes in respective wage rates among the countries from which we and our competitors source product could substantially impact our competitive position. Changes in exchange rates, import/export duties or relative international wage rates applicable to us or our competitors could adversely impact our business, financial condition and results of operations. These changes may impact us in a different manner than our competitors.

A continued weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of maple syrup products.

        We purchase the majority of our maple syrup requirements from suppliers in Québec, Canada. Over the past several years the U.S. dollar has weakened against the Canadian dollar, which has in turn significantly increased our costs relating to the production of our maple syrup products. Likewise, a continued weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of maple syrup products.

Litigation regarding our trademarks and any other proprietary rights and intellectual property infringement claims may have a significant negative impact on our business.

        As of February 15, 2008, we own 110 trademarks that are registered in the United States, 29 trademarks that are registered with certain U.S. states and Puerto Rico, and 394 trademarks that are registered in foreign countries. In addition, we have 12 trademark applications pending in the United States and foreign countries. We consider our trademarks to be of significant importance in our business. If the actions we take to establish and protect our trademarks and other proprietary rights are not adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights, it may be necessary for us to initiate or enter into litigation in the future to enforce our trademark rights or to defend ourselves against claimed infringement of the rights of others. Any legal proceedings could result in an adverse determination that could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees' collective bargaining agreements, shifts in union policy or labor disruptions in the food industry.

        As of December 29, 2007, approximately 314 of our 749 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. In addition, if prior to the expiration of any of our existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

We are a holding company and we rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

        We are a holding company, with all of our assets held by our direct and indirect subsidiaries, and we rely on dividends and other payments or distributions from our subsidiaries to meet our debt service obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us depends on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, our credit facility, the terms of our senior notes indenture and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Future changes that increase cash taxes payable by us could significantly decrease our future cash flow available to make interest and dividend payments with respect to our securities.

        We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $31.2 million per year for 2008 through 2011, approximately $29.6 million for fiscal 2012, approximately $28.1 million for fiscal 2013, approximately $23.3 million for fiscal 2014, approximately $22.2 million per year for fiscal 2015 through 2017, approximately $19.6 million for fiscal 2018, approximately $15.2 million per year for fiscal 2019 and 2020, approximately $13.2 million for fiscal 2021, and approximately $2.3 million for fiscal 2022. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

Risks Relating to our Securities

Holders of our Class A common stock (including Class A common stock held as part of EISs) may not receive the level of dividends provided for in our dividend policy or any dividends at all.

        Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our board of directors may, in its sole discretion, decrease the level of dividends provided for in our dividend policy or entirely discontinue the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions (including restrictions in our credit facility, senior notes indenture and senior subordinated notes indenture), business opportunities, provisions of applicable law (including certain provisions of the Delaware General Corporation Law) and other factors that our board of directors may deem relevant.

        If our cash flows from operating activities were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our credit facility to finance our working capital needs were to prove incorrect), we may need either to reduce or eliminate dividends or, to the extent permitted under our senior notes indenture, our senior subordinated notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, results of operations, liquidity and ability to maintain or expand our business.

Our dividend policy may negatively impact our ability to finance capital expenditures, operations or acquisition opportunities.

        Under our dividend policy, a substantial portion of our cash generated by our business in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our properties and assets is in general distributed as regular quarterly cash dividends to the holders of our common stock. As a result, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer.

Our certificate of incorporation authorizes us to issue without stockholder approval preferred stock and Class B Common Stock that may be senior to our Class A common stock in certain respects.

        Our certificate of incorporation authorizes the issuance of preferred stock and Class B common stock without stockholder approval and, in the case of preferred stock, upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future, including any preferential rights that we may grant to the holders of preferred stock. The terms of any preferred stock we issue may place restrictions on the payment of dividends to the holders of our common stock. If we issue preferred stock or Class B common stock that is senior to our Class A common stock in right of dividend payment, and our cash flows from operating activities or surplus are insufficient to support dividend payments to the holders of preferred stock and/or Class B common stock, on the one hand, and to the holders Class A common stock, on the other hand, we may be forced to reduce or eliminate dividends to the holders of our Class A common stock.

The separate public trading markets for EISs and separately held shares of Class A common stock, and the ability to separate and create EISs, may diminish the value of your investment in EISs or separately held shares of Class A common stock, as the case may be.

        Our EISs and shares of Class A common stock not held in the form of EISs are separately listed for trading on the New York Stock Exchange. An EIS holder may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes. Upon the occurrence of certain events (including redemption of the senior subordinated notes or upon maturity of the senior subordinated notes), EISs will automatically separate. Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs. Separation and creation of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs and in the number of EISs.

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

Future sales or the possibility of future sales of a substantial number of shares of our Class A common stock (separately or as part of EISs) or other securities convertible or exchangeable into Class A common stock may depress the price of our Class A common stock and EISs.

        We may issue shares of our Class A common stock (separately or as part of EISs), or other securities convertible or exchangeable into Class A common stock from time to time in future financings or as consideration for future acquisitions and investments. In the event any such future financing, acquisition or investment is significant, the number of shares of our Class A common stock, EISs or other securities convertible or exchangeable into Class A common stock that we may issue may in turn be significant. In addition, we may grant registration rights covering shares of our Class A common stock, EISs or other securities convertible or exchangeable into Class A common stock, as applicable, issued in connection with any such future financing, acquisitions and investments.

        Future sales or the availability for sale of a substantial number of shares of our Class A common stock (separate or in the form of EISs) or other securities convertible or exchangeable into Class A common stock would dilute our earnings per share and the voting power of each share of Class A common stock outstanding prior to such sale or distribution, could adversely affect the prevailing market price of our securities and could impair our ability to raise capital through future sales of our securities.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located at Four Gatehall Drive, Suite 110, Parsippany, NJ 07054. Our manufacturing plants are generally located near major customer markets and raw materials. Of our five manufacturing facilities, four are owned and one is leased as of December 29, 2007. Management believes that our manufacturing plants have sufficient capacity to accommodate our planned growth. As of December 29, 2007, we owned or leased the offices, manufacturing and warehouse facilities and distribution centers described in the table below:

Facility Location	Owned/ Leased	Description
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
St. Evariste, Québec	Owned	Storage Facility
Sharptown, Maryland	Owned	Storage Facility
Parsippany, New Jersey	Leased	Corporate Headquarters
Roseland, New Jersey	Leased	Manufacturing/Warehouse
La Vergne, Tennessee	Leased	Distribution Center
Houston, Texas	Leased	Distribution Center
Biddeford, Maine	Leased	Distribution Center
Seaford, Delaware	Leased	Distribution Center
Bentonville, Arkansas	Leased	Sales Office

Item 3.    Legal Proceedings.

        We are from time to time involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, worker's compensation and other employee claims, and tort and other general liability claims, as well as trademark, copyright, patent infringement and related claims and legal actions. In the opinion of our management, the ultimate disposition of any currently pending claims or actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders.

        During the fourth quarter of fiscal 2007, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        We have two separate authorized classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share. As of December 29, 2007, there were 36,778,988 shares of Class A common stock issued and outstanding, 16,652,767 of which were held as part of EISs and 20,126,221 of which were held separate from EISs. Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016. The holders of our EISs may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes at any time. Upon the occurrence of certain events (including redemption of the senior subordinated notes or upon maturity of the senior subordinated notes), EISs will automatically separate. Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs. Separation and combination of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs. As of December 29, 2007, there were no shares of Class B common stock issued or outstanding.

        Shares of our Class A common stock held separate from EISs are traded on the New York Stock Exchange under the symbol "BGS" and have been so traded since May 23, 2007. The following table sets forth the high and low sales prices of shares of our Class A common stock for each of the quarterly periods indicated.

	High	Low
Fiscal 2007
Second Quarter	$14.05	$12.90
Third Quarter	$14.06	$11.90
Fourth Quarter	$13.10	$9.72

        Our EISs are traded on the New York Stock Exchange under the symbol "BGF" and have been so traded since June 18, 2007. From October 8, 2004 through June 15, 2007 our EISs traded on the American Stock Exchange. The following table sets forth the high and low sales prices of our EISs for each of the quarterly periods indicated.

	High	Low
Fiscal 2006
First Quarter	$15.35	$14.40
Second Quarter	$16.35	$14.11
Third Quarter	$19.27	$15.33
Fourth Quarter	$20.80	$15.91
Fiscal 2007
First Quarter	$24.25	$19.76
Second Quarter	$25.00	$19.70
Third Quarter	$21.45	$18.75
Fourth Quarter	$21.06	$16.80

Holders

        According to the records of our transfer agent, we had 12 holders of record of our Class A common stock as of February 29, 2008, including Cede & Co. as nominee for The Depository Trust Company (DTC). As of February 29, 2008, we had one holder of record of the EISs, Cede & Co. as nominee for DTC. Cede & Co. as nominee for DTC holds shares of our Class A common stock and EISs on behalf of participants in the DTC system, which in turn hold the shares of Class A common stock and the EISs on behalf of beneficial owners.

Performance Graphs

        Class A Common Stock.    Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company's separately traded shares of Class A common stock with the cumulative total return of the AMEX Composite Index, the Russell MicroCap Index and the S&P Packaged Foods & Meats Index for the period from May 23, 2007 (the first day of trading of our separately traded shares of Class A common stock on the New York Stock Exchange) to December 29, 2007, assuming the investment of $100 on May 23, 2007 and the reinvestment of dividends. The separately traded Class A common stock price performance shown on the graph only reflects the change in our company's separately traded Class A common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 7 Month Cumulative Total Return
Among B&G Foods, Inc. Class A Common Stock, the AMEX Composite Index,
the Russell MicroCap Index and the S&P Packaged Foods & Meats Index

	5/23/2007	12/29/2007
B&G Foods, Inc. Class A common stock (BGS)	$100.00	$80.06
Amex Composite Index	100.00	108.83
Russell MicroCap Index	100.00	89.85
S&P Packaged Foods & Meats	100.00	96.24

        Enhanced Income Securities (EISs).    Set forth below is a line graph comparing the change in the cumulative total EIS holder return on our company's EISs with the cumulative total return of the AMEX Composite Index, the Russell MicroCap Index and the S&P Packaged Foods & Meats Index for the period from October 8, 2004 (the first day of trading of our EISs on the American Stock Exchange) to December 29, 2007, assuming the investment of $100 on October 8, 2004 and the reinvestment of dividends and interest. The EIS price performance shown on the graph only reflects the change in our company's EIS price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 39 Month Cumulative Total Return
Among B&G Foods, Inc. The AMEX Composite Index,
The Russell MicroCap Index and The S & P Packaged Foods & Meats Index

	10/8/2004	1/1/2005	12/31/2005	12/30/2006	12/29/2007
B&G Foods, Inc. EIS (BGF)	$100.00	$102.82	$112.24	$170.78	$163.74
Amex Composite Index	100.00	114.25	140.37	167.61	195.21
Russell MicroCap Index	100.00	115.50	118.47	138.06	127.02
S&P Packaged Foods & Meats	100.00	110.97	102.10	118.95	121.54

Dividend Policy

  General

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

        For fiscal 2007 and fiscal 2006, we had cash flows from operating activities of $34.0 million and $32.8 million, respectively, and distributed $24.1 million and $17.0 million as dividends, respectively. Our board of directors declared quarterly dividends of $0.212 per share of Class A common stock during each quarter of fiscal 2007 and fiscal 2006. No dividends were declared for our Class B common stock during fiscal 2007 or fiscal 2006.

        Under U.S. federal income tax law, distributions to holders of our Class A common stock (whether held separately or as part of EISs) are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis of the holders of our Class A common stock in such stock. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. B&G Foods has determined that for U.S. federal income tax purposes, 91.4% of dividends paid in fiscal 2007 would be treated as a return of capital and the remainder would be treated as a dividend paid from earnings and profits and that all dividends paid in fiscal 2006 would be treated as a return of capital.

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

        Our dividend policy is based upon our current assessment of our business and the environment in which we operate, and that assessment could change based on competitive or other developments (which could, for example, increase our need for capital expenditures or working capital), new acquisition opportunities or other factors. Our board of directors is free to depart from or change our dividend policy at any time and could do so, for example, if it was to determine that we have insufficient cash to take advantage of growth opportunities.

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

        Our senior notes indenture and our senior subordinated notes indenture restrict our ability to declare and pay dividends on our common stock as follows:

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

  •
  if our net cash balance is less than $10.0 million at the end of any fiscal year, then we may only use up to 98% of our excess cash pursuant to the first bullet of this paragraph until the earlier of (a) the first fiscal year end thereafter at which our net cash balance (which is the amount of cash and cash equivalents set forth on our consolidated balance sheet as of such period end minus funded indebtedness under any secured revolving credit facility) equals or exceeds $10.0 million or (b) the first fiscal quarter thereafter at which our net cash balance exceeds $12.5 million; and

  •
  we may not pay any dividends on any dividend payment date if a default or event of default under either indenture has occurred or is continuing.

        Excess cash is defined in our senior subordinated notes indenture, under the terms of our credit facility and in our senior notes indenture. Excess cash is calculated as "consolidated cash flow," as defined in the indentures and under the terms of our credit facility (which, in each case, allows for the add-back of restructuring charges and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, certain repayment of indebtedness and the cash portion of the restructuring charges. Excess cash is not a substitute for operating income or net income, as determined in accordance with generally accepted accounting principles (GAAP). Excess cash is not a complete net cash flow measure because excess cash is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to fund changes in its working capital, acquisitions, if any, and repay its debt and pay its dividends. Rather, excess cash is one potential indicator of our ability to fund these cash requirements in compliance with our debt agreements. Excess cash is also not a complete measure of our profitability because it does not include costs and expenses for depreciation and amortization, transaction related compensation and non-cash restructuring charges. We believe that the most directly comparable GAAP measure to excess cash is net cash provided by operating activities. We believe excess cash is indicative of our ability to declare and pay dividends on our Class A common stock in compliance with the restricted payment covenants under our senior subordinated notes indenture, the terms of our credit facility and our senior notes indenture.

        Excess cash does not represent the amount we intend to distribute as dividends for any quarterly period but rather is a restriction on the maximum level of dividend payments, if any, that we are permitted to declare and pay under the terms of our senior subordinated notes indenture and our senior notes indenture and under and our credit facility.

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

  •
  a "consolidated senior leverage ratio" (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA) of not more than 5.00 to 1.0; and

  •
  a "consolidated total leverage ratio" (defined as the ratio of our consolidated total debt of the last day of any period to our adjusted EBITDA for any period of four consecutive fiscal quarters) of not more than 7.00 to 1.0.

        Furthermore, while interest on our senior notes and senior subordinated notes is fixed and interest on the term loan under our credit facility is effectively fixed (as a result of a swap agreement), those notes and the credit facility will need to be refinanced on or prior to their maturity dates in 2011, 2016, and 2013, respectively, and thereafter our interest expense could be higher and the terms of any new financing may restrict us from paying the level of current intended dividends or any dividends at all. Also, to the extent we finance capital expenditures, working capital or other cash needs with indebtedness under our credit facility or otherwise, we will incur additional cash interest expense and debt service obligations that could reduce our cash available to pay dividends.

        Subject to the limitations described elsewhere in this report, we have the ability to issue additional Class A common stock (separately or as part of EISs), Class B common stock other equity securities or preferred stock for such consideration and on such terms and conditions as are established by our board of directors in its sole discretion and without the approval of the holders of our common stock or EISs. It is possible that we will fund acquisitions, if any, through the issuance of additional common stock, other equity securities, EISs or preferred stock. Holders of any additional common stock, other equity securities or EISs issued by us may be entitled to share equally with the holders of Class A common stock and EISs in dividend distributions. The certificate of designation of any preferred stock issued by us may provide that the holders of preferred stock are senior to the holders of our common stock with respect to the payment of dividends. If we were to issue additional common stock, other equity securities, EISs or preferred stock, it would be necessary for us to generate additional cash available to pay dividends in order for us to distribute dividends at the same rate per share as distributed prior to any such additional issuance.

        Dividends Not Mandatory or Guaranteed.    We cannot assure you that we will continue to pay dividends at the historical level set forth above or at all. Dividend payments are not mandatory or guaranteed, and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time. Furthermore, our board of directors may decrease the level of dividends below the intended dividend rate set forth above, or discontinue entirely the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

        As of December 29, 2007, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

        The information required by Item 701 of Regulation S-K as to all equity securities of our company that were sold by us during the period covered by this report that were not registered under the Securities Act of 1934, as amended, has previously been included in the Current Reports on Form 8-K that we filed with the SEC on May 14, 2007 and May 29, 2007.

Issuer Purchases of Equity Securities

        During fiscal 2007, we did not repurchase shares of any class of our equity securities that was registered pursuant to Section 12.

Item 6.    Selected Financial Data.

        The following selected historical consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended December 29, 2007 (fiscal 2007), December 30, 2006 (fiscal 2006), December 31, 2005 (fiscal 2005), January 1, 2005 (fiscal 2004) and January 3, 2004 (fiscal 2003) have been derived from our audited consolidated financial statements.

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(Dollars in thousands, except ratios and per share data)
Consolidated Statement of Operations Data(1):
Net sales	$471,336	$411,306	$379,262	$372,754	$328,356
Cost of goods sold	323,316	297,053	271,929	260,814	226,174
Cost of goods sold—restructuring charge	—	—	3,839	—	—

Gross profit	148,020	114,253	103,494	111,940	102,182
Sales, marketing and distribution expenses	51,684	45,343	41,522	43,241	39,477
General and administrative expenses(2)	9,682	7,688	6,965	4,885	6,313
Management fees—related party	—	—	—	386	500
Transaction related compensation expenses(3)	—	—	—	9,859	—
Gain on sale of property, plant and equipment(4)	—	(525)	—	—	—
Amortization expense—customer relationships(5)	5,501	731	—	—	—

Operating income	81,153	61,016	55,007	53,569	55,892
Interest expense, net(6)	52,688	43,481	41,767	48,148	31,205

Income before income tax expense	28,465	17,535	13,240	5,421	24,687
Income tax expense	10,640	5,962	5,235	2,126	9,519

Net income	17,825	11,573	8,005	3,295	15,168
Preferred stock accretion	—	—	—	11,666	13,336
Gain on repurchase of preferred stock	—	—	—	(17,622)	—

Net income available to common stockholders	$17,825	$11,573	$8,005	$9,251	$1,832

Earnings per share data:
Weighted average basic and diluted Class A shares outstanding	29,911	20,000	20,000	4,231	—
Weighted average basic Class B shares outstanding	3,093	7,556	7,556	10,739	11,593
Weighted average diluted Class B shares outstanding	3,093	7,556	7,556	13,813	15,492
Net income (loss) available to common stockholders per share:
Distributed basic and diluted earnings:
Class A common stock	$0.92	$0.85	$0.85	$0.88	$—
Basic earnings per share:
Class A common stock	$0.62	$0.65	$0.53	$1.25	$—
Class B common stock	$(0.30)	$(0.20)	$(0.33)	$0.37	$0.16
Diluted earnings per share:
Class A common stock	$0.62	$0.65	$0.53	$1.19	$—
Class B common stock	$(0.30)	$(0.20)	$(0.33)	$0.31	$0.12
Other Financial Data(1):
Net cash provided by operating activities	$34,049	$32,771	$22,523	$19,302	$27,431
Capital expenditures	(14,230)	(7,306)	(6,659)	(6,598)	(6,442)
Payments for acquisition of businesses	(200,526)	(30,102)	(2,513)	—	(118,179)
Net proceeds from sale of property, plant and equipment	—	1,275	—	52	—
Net cash provided by (used in) financing activities	187,693	7,621	(16,448)	7,628	89,470
EBITDA(7)	$94,451	$69,000	$61,919	$60,292	$61,906
Ratio of earnings to fixed charges(8)	1.5x	1.4x	1.3x	1.1x	1.8x
Senior debt / EBITDA(9)	3.9x	3.8x	3.9x	4.0x	2.4x
Total debt / EBITDA	5.7x	6.2x	6.6x	6.7x	6.0x
EBITDA / cash interest expense(10)	2.0x	1.7x	1.6x	1.9x	2.3x
Consolidated Balance Sheet Data (at end of period)(1):
Cash and cash equivalents	$36,606	$29,626	$25,429	$28,525	$8,092
Net working capital(11)	78,499	73,415	78,407	73,259	59,245
Total assets	847,590	616,205	594,175	595,952	549,939
Total debt	535,800	430,800	405,800	405,800	368,796
Mandatorily redeemable preferred stock	—	—	—	—	43,188
Total stockholders' equity(12)(13)	$174,635	$75,487	$83,274	$92,261	$49,991

(1)
We completed the initial acquisition of the Ortega business from Nestlé on August 21, 2003. We subsequently completed the acquisition of the Ortega food service dispensing pouch and dipping cup business from Nestlé on December 1, 2005. We completed the Grandma's molasses acquisition from Cadbury Schweppes, on January 10, 2006. We completed the Cream of

  Wheat acquisition from Kraft effective February 25, 2007. The Ortega acquisitions, the Grandma's molasses acquisition and the Cream of Wheat acquisition have been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the purchase method of accounting for these acquisitions affect comparability between periods.

(2)
General and administrative expenses for fiscal 2007 include an accrual of $1.9 million relating to a special bonus pool approved by our compensation committee to be paid in fiscal 2008 to our executive officers and certain members of senior management to recognize their significant contributions to the successful completion of the Cream of Wheat acquisition and the Class A common stock offering, offset by an insurance reimbursement of $0.8 million relating to a previously reported employee theft. General and administrative expenses for fiscal 2003 include a bad debt expense of $0.6 million ($0.4 million, net of taxes) relating to Fleming Companies, Inc., which filed for bankruptcy protection on April 1, 2003.

(3)
Transaction related compensation expenses in fiscal 2004, which were incurred in connection with our 2004 EIS offering and related transactions, include $6.0 million of transaction bonuses and $3.9 million for the repurchase of employee stock options.

(4)
The gain on sale of property, plant and equipment of $0.5 million relates to the sale of our New Iberia, Louisiana, manufacturing facility on July 9, 2006.

(5)
Amortization expense of customer relationships are amortized over their useful lives of 20 years and includes the amortization expense relating to the amortization of customer relationship intangibles acquired in the Grandma's molasses acquisition and Cream of Wheat acquisition, which was $5.5 million for fiscal 2007 and $0.7 million for fiscal 2006. We had no customer relationship intangibles in fiscal 2005, 2004 or 2003.

(6)
Fiscal 2004 net interest expense includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our 2004 EIS offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred debt issuance costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(7)
EBITDA is a non-GAAP financial measure used by management to measure operating performance. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows. EBITDA is defined as net income before net interest expense, income taxes, depreciation, and amortization. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service debt and because covenants in our credit facility, our senior notes indenture and our senior subordinated notes indenture contain ratios based on this measure. As a result, internal management reports used during monthly operating reviews feature the EBITDA metric. However, management uses this metric in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on this measure as its only measure of operating performance and liquidity.

  EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure. EBITDA is not a complete net cash flow measures because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA is a potential indicator of an entity's ability to fund these cash requirements. EBITDA is not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA can still be useful in evaluating our performance against our peer companies because management believes this measure provides users with valuable insight into key components of GAAP amounts.

  A reconciliation of EBITDA to net income and to net cash provided by operating activities for fiscal 2007, 2006, 2005, 2004 and 2003 along with the components of EBITDA follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(Dollars in thousands)
Net income	$17,825	$11,573	$8,005	$3,295	$15,168
Income tax expense	10,640	5,962	5,235	2,126	9,519
Interest expense, net(A)	52,688	43,481	41,767	48,148	31,205
Depreciation and amortization	13,298	7,984	6,912	6,723	6,014

EBITDA	94,451	69,000	61,919	60,292	61,906
Income tax expense	(10,640)	(5,962)	(5,235)	(2,126)	(9,519)
Interest expense, net(A)	(52,688)	(43,481)	(41,767)	(48,148)	(31,205)
Deferred income taxes	9,323	6,165	4,795	7,462	4,382
Amortization of deferred debt issuance costs and bond discount	3,190	2,830	2,791	2,532	2,839
Write-off of deferred debt issuance costs	1,769	—	—	—	1,831
Costs relating to the early extinguishment of debt(A) of effects of business combination	—	—	—	13,906	—
Gain on sale of property, plant and equipment(B)	—	(525)	—	—	—
Non-cash restructuring charge—property, plant, equipment and inventory impairment(B)	—	—	3,070	—	—
Changes in assets and liabilities, net of effects of business combination	(11,356)	4,744	(3,050)	(14,616)	(2,803)

Net cash provided by operating activities	$34,049	$32,771	$22,523	$19,302	$27,431

  (A)
  Net interest expense in fiscal 2004 includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our 2004 EIS offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred debt issuance costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

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

(8)
We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness, and an interest component of lease rental expense.

(9)
Senior debt, as defined in the indenture governing our senior subordinated notes, is equal to all of our outstanding debt excluding our senior subordinated notes.

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(Dollars in thousands, except ratios)
Senior secured credit facility:
Revolving credit facility	$—	$—	$—	$—	$—
Term loan	130,000	25,000	—	—	149,625
Senior notes	240,000	240,000	240,000	240,000	—
Obligations under capital leases	—	—	—	—	—

Senior debt	$370,000	$265,000	$240,000	$240,000	$149,625

EBITDA	$94,451	$69,000	$61,919	$60,292	$61,906
Senior debt / EBITDA	3.9x	3.8x	3.9x	4.0x	2.4x

(10)
Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount and early extinguishment of debt costs.

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(Dollars in thousands, except ratios)
Interest expense, net	$52,688	$43,481	$41,767	$48,148	$31,205
Amortization of deferred financing and bond discount	(3,190)	(2,830)	(2,791)	(2,532)	(2,839)
Early extinguishments of debt costs including: write-off of deferred debt issuance costs, bond tender costs and bond discount	(1,769)	—	—	(13,906)	(1,831)

Cash interest expense	$47,729	$40,651	$38,976	$31,710	$26,535

EBITDA	$94,451	$69,000	$61,919	$60,292	$61,906
EBITDA / cash interest expense	2.0x	1.7x	1.6x	1.9x	2.3x
(11)
Net working capital is current assets excluding cash and cash equivalents minus current liabilities.

(12)
We adopted SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R" (SFAS No. 158) effective December 30, 2006. For fiscal 2006, the adoption of SFAS No. 158 resulted in the recognition of an incremental $2.6 million of additional pension obligations, an increase in deferred tax assets of $1.0 million and a decrease to stockholders' equity of $1.6 million, with no impact to our statements of operations or cash flows. See "Recent Accounting Pronouncements" in Item 7 below.

(13)
We adopted SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108) effective January 1, 2006. The adoption of SAB No. 108 allowed a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. In accordance with SAB No. 108, we have adjusted our opening accumulated deficit for fiscal 2006 in the amount of $0.6 million to re-establish certain deferred tax liabilities that were reversed prior to fiscal 2001. See "Recent Accounting Pronouncements" in Item 7 below.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A, "Risk Factors" and under the heading "Forward-Looking Statements" below and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

General

        We manufacture, sell and distribute a diverse portfolio of branded, high quality, shelf-stable food products, many of which have leading regional or national market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with growing institutional and food service sales and limited private label sales.

        Our goal is to continue to increase sales, profitability and cash flows by enhancing our existing portfolio of branded shelf stable products and by capitalizing on our competitive strengths. We intend to implement our growth strategy through the following initiatives: expanding our brand portfolio with acquisitions of complementary branded businesses, continuing to develop innovative new products and delivering them to market quickly, leveraging our unique multiple channel sales and distribution system and continuing to focus on higher growth customers and distribution channels.

        Since 1996, we have successfully acquired and integrated 18 separate brands into our operations. We completed the acquisition of the Ortega food service dispensing pouch and dipping cup cheese sauce businesses from Nestlé USA, Inc. on December 1, 2005, which we refer to in this report as the "Ortega food service dispensing pouch and dipping cup acquisition." We completed the acquisition of the Grandma's molasses business from Motts LLP, a Cadbury Schweppes Americas Beverages Company, on January 10, 2006, which we refer to in this report as the Grandma's molasses acquisition. We completed the acquisition of the Cream of Wheat and Cream of Rice brands from Kraft Foods Global, Inc., effective February 25, 2007, which we refer to in this report as the "Cream of Wheat acquisition." The Ortega food service dispensing pouch and dipping cup acquisition, the Grandma's molasses acquisition and the Cream of Wheat acquisition have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the purchase method of accounting for these acquisitions affect comparability between periods.

        We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above under Item 1A, "Risk Factors" and below under the heading "Forward-Looking Statements" include:

        Fluctuations in Commodity Prices and Production and Distribution Costs:    We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. In fiscal 2007, our commodity prices for wheat, maple syrup, beans and corn sweeteners were higher than those incurred during fiscal 2006. In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years and at an increasing rate in recent months. We expect that many of these costs will continue to rise for the foreseeable future. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and, if necessary, by raising sales prices. We cannot assure you that any cost saving measures or sales price increases by us will offset increases to our raw material, ingredient, packaging and distribution costs. To the extent we are unable to offset these cost increases, our operating results will be significantly impacted during fiscal 2008.

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

        A Weakening of the U.S. Dollar in Relation to the Canadian Dollar:    We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada. Over the past several years the U.S. dollar has weakened against the Canadian dollar, which has in turn significantly increased our costs relating to the production of our maple syrup products.

        To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity and to address consumer concerns about food safety, quality and health.

Critical Accounting Policies; Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment and deferred tax assets; the accounting for our EISs; and the accounting for earnings per share. Actual results could differ from these estimates and assumptions.

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

        We completed our annual impairment tests for fiscal 2007, 2006 and 2005 with no adjustments to the carrying values of goodwill and indefinite life intangibles. We did not note any events or circumstances during fiscal 2007, 2006 or 2005 that would indicate that goodwill or indefinite life intangibles might be impaired.

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

        The Class A common stock portion of each EIS is included in stockholders' equity, net of the related portion of the EIS transaction costs allocated to Class A common stock. Dividends paid on our Class A common stock portion of each EIS have historically been recorded as a decrease to additional paid-in capital when declared by us. The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred debt issuance costs and is being amortized to interest expense using the effective interest method. Interest on the senior subordinated notes is charged to interest expense as accrued by us and deducted for income tax purposes.

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

        There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that such tax position will be sustained based upon its technical merits.

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

  Pension Expense

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2007, we made total pension contributions to our pension plans of $3.7 million compared with $2.6 million in fiscal 2006. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in fiscal 2008 and beyond.

        Our discount rate assumption increased from 5.90% at December 30, 2006 to 6.50% at December 29, 2007 for our pension plans. We presently anticipate that assumption changes, coupled with the amortization of deferred gains and losses will result in a decrease in fiscal 2008 pre-tax pension expense of approximately $1.0 million. While we do not presently anticipate a change in our fiscal 2008 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.1 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.1 million.

        In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute took effect on January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. Due to the fully funded status of our pension plans as of December 29, 2007, the Pension Protection Act of 2006 is not currently expected to have a significant impact on our future pension funding requirements.

        The adoption of SFAS No. 158 as of December 30, 2006 required us to record an incremental after-tax charge of $1.6 million for fiscal 2006, in accumulated other comprehensive loss related to the unrecognized net actuarial losses and unrecognized prior service costs.

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

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.6%	72.2%	71.7%
Cost of goods sold—restructuring charge	—	—	1.0%

Gross profit	31.4%	27.8%	27.3%
Sales, marketing and distribution expenses	11.0%	11.0%	10.9%
General and administrative expenses	2.0%	1.9%	1.8%
Gain on sale of property, plant and equipment	—	(0.1)%	—
Amortization expense—customer relationships	1.2%	0.2%	—

Operating income	17.2%	14.8%	14.5%
Interest expense, net	11.2%	10.6%	11.0%

Income before income tax expense	6.0%	4.2%	3.5%
Income tax expense	2.2%	1.4%	1.4%

Net income	3.8%	2.8%	2.1%

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

        General and Administrative Expenses.    Our general and administrative expenses include administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services, management fees and other general corporate expenses. For fiscal 2007, general and administrative expenses are net of insurance proceeds relating to a previously reported employee theft.

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

        Net Interest Expense.    Net interest expense includes interest relating to our outstanding indebtedness and amortization and write off of deferred debt issuance costs, net of interest income.

  Fiscal 2007 Compared to Fiscal 2006

        Net Sales.    Net sales increased $60.0 million or 14.6% to $471.3 million for fiscal 2007 from $411.3 million for fiscal 2006. The Cream of Wheat acquisition accounted for $54.2 million of the net sales increase offset by a decrease in net sales of $3.0 million relating to the termination of a temporary co-packing arrangement. The remaining $8.8 million net sales increase related to increases in sales price and unit volume. Net sales of our Maple Grove Farms, Grandma's, Las Palmas, Ortega, Joan of Arc and Brer products increased by $9.3 million, $1.1 million, $1.0 million, $1.0 million, $0.5 million and $0.3 million, or 15.7%, 11.1%, 4.2%, 1.0%, 4.6% and 10.7%, respectively. These increases were offset by a reduction in net sales of Emeril's, B&G, Regina and Underwood products of $1.8 million, $1.6 million, $0.8 million and $0.6 million or 8.3%, 3.8%, 6.9% and 2.6%, respectively. In the aggregate, net sales for all other brands increased $0.4 million or 0.5%.

        Gross Profit.    Gross profit increased $33.7 million or 29.6% to $148.0 million in fiscal 2007 from $114.3 million in fiscal 2006. Gross profit expressed as a percentage of net sales increased 3.6% to 31.4% in fiscal 2007 from 27.8% in fiscal 2006. The increase in gross profit expressed as a percentage of net sales was primarily due to the positive effect of the Cream of Wheat acquisition, which improved our overall gross profit expressed as a percentage of net sales by 4.2%. Our gross profit expressed as a percentage of net sales for all other brands in the aggregate decreased by 0.6% primarily due to the higher costs for packaging, corn sweeteners, beans and maple syrup partially offset by sales price increases.

        Sales, Marketing and Distribution Expenses.    Sales, marketing and distribution expenses increased $6.4 million or 14.0% to $51.7 million for fiscal 2007 from $45.3 million for fiscal 2006. This increase is primarily due to an increase in brokerage and salesmen compensation of $3.2 million (relating to increased sales volume from the Cream of Wheat acquisition and internal sales growth) and an increase in consumer marketing of $2.7 million. Expressed as a percentage of net sales, our sales, marketing and distribution expenses remained constant at 11.0% in fiscal 2007 as compared to fiscal 2006.

        General and Administrative Expenses.    General and administrative expenses increased $2.0 million or 25.9% to $9.7 million in fiscal 2007 from $7.7 million in fiscal 2006. The increase in general and administrative expenses primarily resulted from an increased accrual for incentive compensation of $2.8 million, which includes an accrual of $1.9 million for special bonus awards to be paid in March 2008 to certain executive officers and members of our senior management in recognition of their contributions to the successful completion of the Cream of Wheat acquisition and the Class A common stock offering, offset by an insurance reimbursement of $0.8 million relating to a previously reported employee theft.

        Gain on Sale of Property, Plant and Equipment.    Gain on sale of property, plant and equipment in fiscal 2006 related to the gain on the sale of our New Iberia facility of $0.5 million. There were no gains or losses on the sale of property, plant and equipment in fiscal 2007.

        Amortization Expense—Customer Relationships.    Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma's molasses and Cream of Wheat acquisitions, increased $4.8 million to $5.5 million for fiscal 2007 from $0.7 million in fiscal 2006. The increase is due to the Cream of Wheat acquisition in fiscal 2007.

        Operating Income.    As a result of the foregoing, operating income increased $20.2 million or 33.0% to $81.2 million in fiscal 2007 from $61.0 million in fiscal 2006. Operating income expressed as a percentage of net sales increased to 17.2% in fiscal 2007 from 14.8% in fiscal 2006.

        Net Interest Expense.    Net interest expense increased $9.2 million to $52.7 million in fiscal 2007 from $43.5 million in fiscal 2006 due to increased term loan borrowings used to finance the Cream of Wheat acquisition. Interest expense for fiscal 2007 included a write-off of deferred debt issuance costs of $1.8 million relating to our prepayment of $100.0 million of term loan borrowings with a portion of the proceeds of our public offering of Class A common stock in May 2007. Our average debt outstanding was approximately $112.5 million higher in fiscal 2007 as compared to fiscal 2006. See "—Liquidity and Capital Resources—Debt" below.

        Income Tax Expense.    Income tax expense increased $4.6 million to $10.6 million in fiscal 2007 from $6.0 million in fiscal 2006. Our effective tax rate for fiscal 2007 was 37.4% as compared with 34.0% for fiscal 2006. Our effective tax rate for fiscal 2006 included a reduction in the state effective tax rate used to measure our deferred tax liabilities of $1.0 million relating to the changes in state income apportionment factors, which had a favorable impact on our fiscal 2006 income tax expense.

  Fiscal 2006 Compared to Fiscal 2005

        Net Sales.    Net sales increased $32.0 million or 8.4% to $411.3 million for fiscal 2006 from $379.3 million for fiscal 2005. The Ortega food service dispensing pouch and dipping cup acquisition accounted for $10.4 million of the net sales increase, the Grandma's molasses acquisition accounted for $9.8 million of the net sales increase and a temporary co-packing arrangement accounted for $3.0 million of the net sales increase. The remaining $8.8 million increase in net sales was related to increases in sales price and unit volume. Net sales of our lines of Ortega (exclusive of food service dispensing pouch and dipping cup net sales), Maple Grove Farms, B&M, Las Palmas and Ac'cent products increased in the amounts of $6.0 million, $3.9 million, $1.3 million, $0.7 million and $0.4 million, or 7.8%, 7.1%, 5.9%, 3.1% and 2.6%, respectively. These increases were offset by a reduction in net sales of Emeril's and B&G pickle and pepper products of $2.4 million, and $1.2 million or 10.1% and 2.8%, respectively. All other brands increased in the aggregate by $0.1 million or 0.1%.

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

        Adjusted gross profit, which excludes the fiscal 2005 restructuring charge described above, increased $7.0 million or 6.5%, to $114.3 million in fiscal 2006 from $107.3 million in fiscal 2005. Adjusted gross profit expressed as a percentage of net sales decreased 0.5% to 27.8% in fiscal 2006 from 28.3% in fiscal 2005. The decrease in adjusted gross profit as a percentage of net sales was primarily due to higher costs for transportation, maple syrup, packaging materials and corn sweeteners, which were partially offset by sales price increases and a shift in the sales mix to higher margin products.

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

        Amortization Expense—Customer Relationships.    Amortization expense—customer relationships, all of which relates to the amortization of customer relationship intangibles acquired in the Grandma's molasses acquisition, was $0.7 million in fiscal 2006. We had no customer relationship intangibles in fiscal 2005.

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

        Net Interest Expense.    Net interest expense increased $1.7 million to $43.5 million in fiscal 2006 from $41.8 million in fiscal 2005. We capitalized $0.3 million of interest as part of our capital spending in fiscal 2006. We did not capitalize any interest in fiscal 2005. Our average long-term debt outstanding increased $25.0 million in fiscal 2006 as compared to fiscal 2005 as a result of term loan borrowings used to finance the Grandma's molasses acquisition. See "—Liquidity and Capital Resources—Debt" below.

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

Liquidity and Capital Resources

        Our primary liquidity requirements include debt service, capital expenditures and working capital needs. See also, "Commitments and Contractual Obligations" below. We fund our liquidity requirements, as well as our dividend payments and financing for acquisitions, primarily through cash generated from operations and to the extent necessary, through borrowings under our credit facility.

  Cash Flows

        Cash provided by operating activities increased $1.2 million to $34.0 million in fiscal 2007 from $32.8 million in fiscal 2006. The increase was due to changes relating to an increase in net income of $6.2 million and increases in amortization expense, accounts payable and accrued expenses, offset by increases in accounts receivable and inventory. Working capital at December 29, 2007 was $115.1 million, an increase of $12.1 million over working capital at December 30, 2006 of $103.0 million. The increase in working capital was due to increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued expenses, in each case primarily attributable to the Cream of Wheat acquisition.

        Net cash used in investing activities for fiscal 2007 was $214.8 million as compared to net cash used in investing activities of $36.1 million for fiscal 2006. Capital expenditures during fiscal 2007 increased $6.9 million from $7.3 million during fiscal 2006 to $14.2 million. During fiscal 2007, we initiated a capital project to expand our Stoughton, Wisconsin manufacturing facility and to move certain manufacturing equipment from Kraft's Cobourg, Canada facility (which had been producing a portion of the Cream of Wheat products) into our Stoughton facility. We anticipate that the project will be completed, and that we will begin producing those Cream of Wheat products formerly produced in Cobourg at our Stoughton facility during the first half of 2008. During fiscal 2007, we incurred capital expenditures of $4.9 million relating to the Stoughton expansion and transfer and $4.8 million for the recently completed relocation of our Underwood manufacturing line from a third-party co-packer to our Portland, Maine facility. We currently expect to incur approximately $7.6 million of additional capital expenditures relating to the Stoughton expansion and transfer during fiscal 2008. Investment activities for fiscal 2007 also included $200.5 million for the Cream of Wheat acquisition. Investment expenditures for fiscal 2006 also included $30.1 million for the Grandma's molasses acquisition. We received net proceeds from the sale of property of $1.3 million in fiscal 2006.

        Net cash provided by financing activities for fiscal 2007 was $187.7 million as compared to $7.6 million for fiscal 2006. In fiscal 2007, net cash provided by financing activities consists of $205.0 million from additional term loan borrowings and $193.2 million from the issuance of Class A common stock, net of underwriting discounts and commissions and other expenses, offset by $100.0 million for the prepayment of term loan borrowings, $82.4 million for the repurchase of Class B common stock, $24.1 million for the payment of dividends and $4.0 million in debt issuance costs. Net cash provided by financing activities for fiscal 2006 consisted of $25.0 million from term loan borrowings related to the Grandma's molasses acquisition, offset by $17.0 million in dividends and $0.4 million in debt issuance costs.

        Based on a number of factors, including our trademark, goodwill and customer relationship intangibles amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2007, 2006 and 2005 as compared to our tax expense for financial reporting purposes. While we expect our cash taxes to continue to increase in fiscal 2008 as compared to the prior three years, we believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and customer relationship intangibles for the taxable years 2008 through 2022.

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

        Dividend payments, however, are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Furthermore, our board of directors may, in its sole discretion, amend or repeal this dividend policy. Our board of directors may decrease the level of dividends below the intended dividend rate or discontinue entirely the payment of dividends. Future dividends with respect to shares of our common stock depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, acquisition opportunities, provisions of applicable law and other factors that our board of directors may deem relevant. Our board of directors is free to depart from or change our dividend policy at any time and could do so, for example, if it was to determine that we have insufficient cash to take advantage of growth opportunities. In addition, over time, our EBITDA and capital expenditure, working capital and other cash needs will be subject to uncertainties, which could impact the level of dividends, if any, we pay in the future. Our senior subordinated notes indenture, the terms of our revolving credit facility and our senior notes indenture contain significant restrictions on our ability to make dividend payments. In addition, certain provisions of the Delaware General Corporation Law may limit our ability to pay dividends. See Part II, Item 5 of this report for a more detailed discussion of our dividend policy.

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

        For fiscal 2007 and 2006, we had cash flows from operating activities of $34.0 million and $32.8 million, respectively, and distributed $24.1 million and $17.0 million, respectively, as dividends. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under our senior notes indenture, our senior subordinated notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

  Environmental and Health and Safety Costs

        We have not made any material expenditures during fiscal 2007, 2006 or 2005 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

  Debt

        Senior Secured Credit Facility.    In October 2004, we entered into a $30.0 million senior secured revolving credit facility. In order to finance the Grandma's molasses acquisition, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million. In order to finance the Cream of Wheat acquisition, our credit facility was amended and restated in February 2007 to provide for, among other things, an additional $205.0 million of term loan borrowings. On May 29, 2007, we prepaid $100.0 million of term loan borrowings. Our $25.0 million revolving credit facility matures on January 10, 2011 and the remaining $130.0 million of term loan borrowings matures on February 26, 2013.

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

        Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings. The interest rate for the remaining $100.0 million of term loan borrowings, which we subsequently prepaid, was 7.36% as of the prepayment date (based upon a three-month LIBOR rate in effect at that time that expired on May 25, 2007). The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133. The swap is in place through the life of the term loan, ending on February 26, 2013. Changes in fair value of the swap are recorded in accumulated other comprehensive income (loss), net of tax on our consolidated balance sheet.

        Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our subsidiaries' assets except our and our subsidiaries' real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. As of December 29, 2007, we were in compliance with all of the covenants in the credit facilty. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of its commencement in October 2004 and remained undrawn through December 29, 2007. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million at December 29, 2007. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

        12.0% Senior Subordinated Notes due 2016.    In October 2004, we issued $165.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016, $143.0 million of which in the form of EISs and $22.8 million separate from EISs. As of December 29, 2007, $119.1 million aggregate principal amount of senior subordinated notes was held in the form of EISs and $46.7 million aggregate principal amount of senior subordinated notes was held separate from EISs.

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

        Our obligations under the senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in our senior subordinated notes indenture. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our credit facility and the senior notes. Our present foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

        Our senior subordinated notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 29, 2007, we were in compliance with all of the covenants in the senior subordinated notes indenture.

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

        On or after October 1, 2008, we may redeem some or all of the senior notes at a redemption price of 104.0% beginning October 1, 2008 and thereafter at prices declining annually to 100% on or after October 1, 2010. If we or any of the guarantors sell certain assets or experience specific kinds of changes in control, we must offer to purchase the senior notes at the prices as described in our senior notes indenture plus accrued and unpaid interest to the date of redemption.

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

        Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 29, 2007, we were in compliance with all of the covenants in the senior notes indenture.

Future Capital Needs

        We are highly leveraged. On December 29, 2007, our total long-term debt and stockholders' equity was $535.8 million and $174.6 million, respectively.

        Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our Class A common stock.

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

Inflation

        During fiscal 2007, 2006 and 2005, we were faced with increasing prices in certain commodities and packaging materials and we expect this trend will continue. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. Our cost increases in fiscal 2007, 2006 and 2005 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs. We believe that through sales price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases. There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. On May 2, 2007, the FASB issued FASB Staff Position No. 48-1, "Definition of Settlement in FASB Interpretation 48" (FIN 48-1). FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 is to be applied upon the initial adoption of FIN 48. As a result of the adoption of FIN 48, as amended by FIN 48-1, at the beginning of fiscal 2007, we reclassified $0.2 million to other non-current liabilities.

        In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R" (SFAS No. 158). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a defined benefit plan's over-funded status or a liability for a plan's under-funded status and recognize changes in the funded status of a defined benefit plan in the year in which the changes occur. These changes will be reported in our accumulated other comprehensive loss and as a separate component of stockholders' equity. We adopted SFAS No. 158 at the end of fiscal 2006. The adoption of SFAS No. 158 in fiscal 2006 resulted in the recognition of $2.6 million of additional pension obligations, deferred tax assets of $1.0 million and a decrease to stockholders' equity of $1.6 million, with no impact to our statements of operations or cash flows.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. In accordance with SAB No. 108, we have adjusted our opening accumulated deficit for fiscal 2006 in the amount of $0.6 million to re-establish certain deferred tax liabilities that were reversed prior to fiscal 2001.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of fiscal 2008, with the exception of certain provisions deferred until fiscal 2009. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141R), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS No. 160). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 141R and SFAS No. 160 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 on our consolidated financial statements.

Off-balance Sheet Arrangements

        As of December 29, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of December 29, 2007.

	Payments Due by Period
Contractual Obligations:	Total	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012 and Thereafter
	(Dollars in thousands)
Long-term debt—principal	$535,800	$—	$—	$—	$240,000	$295,800
Long-term debt—interest(1)	294,834	48,316	48,316	48,316	38,716	111,170
Operating leases	6,481	3,745	1,817	583	268	68
Pension obligations(2)	100	100	—	—	—	—

Total	$837,215	$52,161	$50,133	$48,899	$278,984	$407,038

(1)
Includes interest obligations on our senior notes at an interest rate of 8.0% per annum through maturity on October 1, 2011 and on our senior subordinated notes of 12% per annum through maturity on October 30, 2016. Also includes interest obligations under our credit facility. As of December 29, 2007, we had $130.0 million of term loan borrowings under our credit facility. The entire $130.0 million is subject to a six-year interest rate swap agreement in order to effectively fix the interest rate at 7.0925% through the February 2013 maturity date. See "Debt—Senior Secured Credit Facility" above.

(2)
Represents expected contributions under our defined benefit pension plans in fiscal 2008. The expected contributions beyond fiscal 2008 are not currently determinable.

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

  •
  the effects of currency movements of the Canadian dollar as compared to the U.S. dollar;

  •
  other factors that affect the food industry generally, including:

  —
  recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products, as well as recent publicity concerning the health implications of obesity and trans fatty acids;

  —
  competitors' pricing practices and promotional spending levels; and

  —
  fluctuations in the level of our customers' inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

  •
  other factors discussed elsewhere in this report, including under Item 1A, "Risk Factors," and in our other public filings with the SEC.

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

        Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin. Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. The revolving credit facility was undrawn at December 29, 2007 and December 30, 2006. We have outstanding $130.0 million of term loan borrowings at December 29, 2007. The interest rate payable for our term loan borrowings is effectively fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007.

        We also have outstanding $240.0 million principal amount of 8.0% senior notes due October 1, 2011, with interest payable semiannually on April 1 and October 1 of each year. The fair value of the senior notes at December 29, 2007 and December 30, 2006, based on quoted market prices, was $235.8 million and $244.8 million, respectively.

        We also have outstanding $165.8 million principal amount of 12.0% senior subordinated notes due 2016. As of December 29, 2007, $119.1 million principal amount of senior subordinated notes was held in the form of EISs and $46.7 million principal amount of senior subordinated notes was held separate from EISs. The fair value of the senior subordinated notes at December 29, 2007 was $176.2 million. Solely for purposes of this calculation we have assumed that the fair value of each senior subordinated note at December 29, 2007 was $7.60, based upon the $10.07 per share closing price of our separately traded Class A common stock and the $17.67 per EIS closing price of our EISs on the New York Stock Exchange on December 28, 2007 (the last business day of fiscal 2007). Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

        As of December 30, 2006, $143.0 million principal amount of senior subordinated notes was represented by EISs and $22.8 million principal amount of senior subordinated notes were separate from EISs. It is not practicable to estimate the fair value of the $143.0 million principal amount of senior subordinated notes represented by the EISs at December 30, 2006. The fair value of the $22.8 million principal amount of separate senior subordinated notes at December 30, 2006, based on quoted market prices, was $25.5 million.

        The information under the heading "Inflation" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated balance sheets at December 29, 2007 and December 30, 2006 and the consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for fiscal 2007, 2006 and 2005 and related notes are set forth below.

Page
Reports of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	53
Consolidated Statements of Operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	54
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	55
Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	56
Notes to Consolidated Financial Statements	57
Schedule II—Schedule of Valuation and Qualifying Accounts	87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2(t) to the consolidated financial statements, the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," effective January 1, 2006 and Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R," effective December 30, 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 6, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited B&G Foods, Inc.'s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). B&G Foods, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion B&G Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, and our report dated March 6, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 6, 2008

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$36,606	$29,626
Trade accounts receivable, less allowance for doubtful accounts and discounts of $745 in 2007 and $568 in 2006, respectively	42,362	31,090
Inventories	93,181	78,269
Prepaid expenses	3,556	3,246
Income tax receivable	569	516
Deferred income taxes	648	2,574

Total current assets	176,922	145,321
Property, plant and equipment, net	49,658	40,269
Goodwill	253,353	198,076
Trademarks	227,220	200,220
Customer relationship intangibles, net	122,768	14,369
Net deferred debt issuance costs and other assets	17,669	17,950

Total assets	$847,590	$616,205

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	32,126	21,520
Accrued expenses	21,894	16,520
Dividends payable	7,797	4,240

Total current liabilities	61,817	42,280
Long-term debt	535,800	430,800
Other liabilities	6,376	4,972
Deferred income taxes	68,962	62,666

Total liabilities	672,955	540,718
Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 36,778,988 and 20,000,000 shares issued and outstanding as of December 29, 2007 and December 30, 2006	368	200
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding as of December 29, 2007 and 7,556,443 shares issued and outstanding as of December 30, 2006	—	76
Additional paid-in capital	202,197	119,152
Accumulated other comprehensive loss	(3,718)	(1,904)
Accumulated deficit	(24,212)	(42,037)

Total stockholders' equity	174,635	75,487

Total liabilities and stockholders' equity	$847,590	$616,205

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$471,336	$411,306	$379,262
Cost of goods sold	323,316	297,053	271,929
Cost of goods sold—restructuring charge	—	—	3,839

Gross profit	148,020	114,253	103,494
Operating expenses:
Sales, marketing and distribution expenses	51,684	45,343	41,522
General and administrative expenses	9,682	7,688	6,965
Gain on sale of property, plant and equipment	—	(525)	—
Amortization expense—customer relationships	5,501	731	—

Operating income	81,153	61,016	55,007
Other expenses:
Interest expense, net	52,688	43,481	41,767

Income before income tax expense	28,465	17,535	13,240
Income tax expense	10,640	5,962	5,235

Net income	$17,825	$11,573	$8,005

Earnings per share calculations:
Basic and diluted distributed earnings per share:
Class A common stock	$0.92	$0.85	$0.85
Basic and diluted earnings (loss) per share:
Class A common stock	$0.62	$0.65	$0.53
Class B common stock	$(0.30)	$(0.20)	$(0.33)

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

(Dollars in thousands)

	Common Stock Class A		Common Stock Class B
						Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	20,000,000	$200	7,556,443	$76	$153,072	$(25)	$(61,062)	$92,261

Foreign currency translation	—	—	—	—	—	1	—	$1
Minimum pension liability	—	—	—	—	—	(33)	—	(33)
Net income	—	—	—	—	—	—	8,005	8,005

Comprehensive income								$7,973
Dividends declared on Class A common stock, $0.848 per share	—	—	—	—	(16,960)	—	—	(16,960)

Balance at December 31, 2005	20,000,000	$200	7,556,443	$76	$136,112	$(57)	$(53,057)	$83,274

Adjustment for the cumulative effect of the adoption of SAB No. 108	—	—	—	—	—	—	(553)	$(553)

Foreign currency translation	—	—	—	—	—	(62)	—	$(62)
Minimum pension liability (net of $131 of taxes)	—	—	—	—	—	(182)	—	(182)
Net income	—	—	—	—	—	—	11,573	11,573

Comprehensive income								$11,329
Adjustment for the cumulative effect of the adoption of SFAS No.158 (net of $980 taxes)	—	—	—	—	—	(1,603)	—	(1,603)
Dividends declared on Class A common stock, $0.848 per share	—	—	—	—	(16,960)	—	—	(16,960)

Balance at December 30, 2006	20,000,000	$200	7,556,443	$76	$119,152	$(1,904)	$(42,037)	$75,487

Foreign currency translation	—	—	—	—	—	(6)	—	$(6)
Cash flow hedge (net of $2,236 of taxes)	—	—	—	—	—	(3,665)	—	(3,665)
Change in pension benefit (net of $1,135 of taxes)	—	—	—	—	—	1,857	—	1,857
Net income	—	—	—	—	—	—	17,825	17,825

Comprehensive income								$16,011
Repurchase of Class B common stock (includes 793,998 shares exchanged for Class A common stock)	—	—	(7,556,443)	(76)	(82,341)	—	—	(82,417)
Issuance of Class A common stock (includes 793,998 shares issued in exchange for Class B common stock)	16,778,988	168	—	—	193,017	—	—	193,185
Dividends declared on Class A common stock, $0.848 per share	—	—	—	—	(27,631)	—	—	(27,631)

Balance at December 29, 2007	36,778,998	$368	—	$—	$202,197	$(3,718)	$(24,212)	$174,635

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net income	$17,825	$11,573	$8,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,298	7,984	6,912
Amortization of deferred debt issuance costs	3,190	2,830	2,791
Write off of deferred debt issuance costs	1,769	—	—
Gain on sale of property, plant and equipment	—	(525)	—
Deferred income taxes	9,323	6,165	4,795
Non-cash restructuring charge—property, plant, equipment and inventory impairment	—	—	3,070
Provision for doubtful accounts	175	(18)	85
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(11,447)	797	(3,727)
Inventories	(13,423)	7,234	(5,996)
Prepaid expenses	(310)	3	(443)
Income tax receivable	(53)	102	6,388
Other assets	(677)	(705)	—
Trade accounts payable	10,606	(4,817)	476
Accrued expenses	5,278	140	239
Other liabilities	(1,505)	2,008	(72)

Net cash provided by operating activities	34,049	32,771	22,523

Cash flows from investing activities:
Capital expenditures	(14,230)	(7,306)	(6,659)
Net proceeds from sale of property, plant and equipment	—	1,275	—
Payments for acquisition of businesses	(200,526)	(30,102)	(2,513)

Net cash used in investing activities	(214,756)	(36,133)	(9,172)

Cash flows from financing activities:
Payments of long-term debt	(100,000)	—	—
Proceeds from issuance of long-term debt	205,000	25,000	—
Payments for repurchase of Class B common stock	(82,417)	—	—
Proceeds from issuance of Class A common stock, net	193,185	—	—
Dividends paid	(24,074)	(16,960)	(16,448)
Payments of debt issuance costs	(4,001)	(419)	—

Net cash provided by (used in) financing activities	187,693	7,621	(16,448)

Effect of exchange rate fluctuations on cash and cash equivalents	(6)	(62)	1

Net increase (decrease) in cash and cash equivalents	6,980	4,197	(3,096)
Cash and cash equivalents at beginning of year	29,626	25,429	28,525

Cash and cash equivalents at end of year	$36,606	$29,626	$25,429

Supplemental disclosures of cash flow information:
Cash interest payments	$47,326	$40,222	$39,449

Cash income tax payments	$971	$508	$298

Cash income tax refunds	$(155)	$(813)	$(6,246)

Non-cash transactions:
Dividends declared and not yet paid	$7,797	$4,240	$4,240

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2007, December 30, 2006 and December 31, 2005

(1) Nature of Operations

  Organization and Nature of Operations

        B&G Foods, Inc. is a holding company, the principal assets of which are the capital stock of its subsidiaries. Unless the context requires otherwise, references in this report to "B&G Foods," "our company," "we," "us" and "our" refer to B&G Foods, Inc. and its subsidiaries.

        We operate in one industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico. Our products include hot cereals, fruit spreads, canned meats and beans, spices, seasonings, marinades, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers and other specialty food products. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution. We distribute our products throughout the United States via a nationwide network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors. We distribute several of our brands in the greater New York metropolitan area primarily through direct-store-delivery.

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

        Class A Common Stock Offering.    On May 29, 2007, we completed a public offering of 15,985,000 shares of our Class A common stock as a separately traded security, which includes 2,085,000 shares issued pursuant to the fully exercised underwriters' option to purchase additional shares, at $13.00 per share. The shares of our separately traded Class A common stock trade on the New York Stock Exchange under the trading symbol "BGS" and trade separately from our Enhanced Income Securities (EISs), which trade on the New York Stock Exchange under the trading symbol "BGF." Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.

        The proceeds of the Class A common stock offering were $193.2 million, after deducting underwriting discounts and commissions and other expenses. In connection with the offering, we repurchased 6,762,455 outstanding shares of our Class B common stock for $82.4 million, and the remaining 793,988 shares of our outstanding Class B common stock were exchanged for an equal number of shares of Class A common stock. See Note 12, "Related-Party Transactions." We also prepaid $100.0 million of our term loan borrowings under our senior secured credit facility. The remaining funds are being used for general corporate purposes.

        The holders of our EISs may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes at any time. Upon the occurrence of certain events (including redemption of the senior subordinated notes or upon maturity of the senior subordinated notes), EISs will automatically separate. Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs. Separation and combination of EISs will automatically result in increases and decreases, respectively, in

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(1) Nature of Operations (Continued)

the number of shares of Class A common stock not held in the form of EISs. As of December 29, 2007, we had 36,778,988 shares of Class A common stock issued and outstanding, 16,652,767 of which were held in the form of EISs and 20,126,221 of which were held separate from EISs. As of December 30, 2006 and December 31, 2005, we had 20,000,000 shares of Class A common stock issued and outstanding, all of which were held in the form of EISs.

  Fiscal Year

        Our financial statements are presented on a consolidated basis. We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 29, 2007 (fiscal 2007), December 30, 2006 (fiscal 2006) and December 31, 2005 (fiscal 2005) contained 52 weeks each.

  Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers' financial conditions. As of December 29, 2007, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 45.8%, 43.6% and 42.2% of consolidated net sales in fiscal 2007, 2006 and 2005, respectively. Other than Wal-Mart, which accounted for 11.9% and 10.4% of our consolidated net sales in fiscal 2007 and fiscal 2006, respectively, no single customer accounted for more than 10.0%, of consolidated net sales in fiscal 2007, 2006 and 2005.

        During fiscal 2007, 2006, and 2005 our sales to foreign countries represented less than 1.0% of net sales. Our foreign sales are primarily to customers in Canada.

  Acquisition Accounting

        On December 1, 2005, we acquired the Ortega food service dispensing pouch and dipping cup business for $2.5 million in cash, including transaction costs, from Nestlé USA, Inc. On January 10, 2006, we acquired the Grandma's molasses business for $30.1 million in cash, including transaction costs, from Mott's LLP, a Cadbury Schweppes Americas Beverages company. Effective February 25, 2007, we completed the acquisition of the Cream of Wheat and Cream of Rice business for $200.5 million in cash, including transaction costs, from Kraft Foods Global, Inc. We refer to the Cream of Wheat and Cream of Rice acquisition as the "Cream of Wheat acquisition" and the Cream of Wheat and Cream of Rice businesses collectively as the "Cream of Wheat business."

        The acquisitions described above were accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations are included in our consolidated financial statements from the respective dates of the acquisitions. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles acquired in the Grandma's molasses acquisition and the Cream of Wheat acquisition are amortized over 20 years. Goodwill, customer relationship intangibles and trademarks amortization are deductible for income tax purposes.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(1) Nature of Operations (Continued)

        The following table sets forth the allocation of the Cream of Wheat purchase price to the estimated fair value of the net assets acquired at the date of acquisition. Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit. Equipment has been recorded at estimated fair value as determined by a third-party valuation. We obtained a third-party valuation of the intangible assets acquired (including trademarks and customer relationship intangibles).

        Acquisition of the Cream of Wheat business (dollars in thousands):

Inventory	$1,489
Equipment	2,860
Goodwill	55,277
Trademarks—indefinite life intangible assets	27,000
Customer relationship intangibles—amortizable intangible assets	113,900

Total	$200,526

        The following table sets forth the respective purchase price allocations for both the Ortega food service dispensing pouch and dipping cup acquisition and the Grandma's molasses acquisition. We obtained third-party valuations of certain acquired assets, including intangible assets (trademarks and customer relationships).

        Acquisition of the Ortega food service dispensing pouch and dipping cup business (dollars in thousands):

Inventory	$874
Trademarks—indefinite life intangible assets (after allocation of approximately $1,100 of negative goodwill)	1,639

Total	$2,513

        Acquisition of the Grandma's molasses business (dollars in thousands):

Equipment	$25
Goodwill	9,877
Trademarks—indefinite life intangible assets	5,100
Customer relationship intangibles—amortizable intangible assets	15,100

Total	$30,102

  Unaudited Pro Forma Summary of Operations

        The following pro forma summary of operations for fiscal 2007 and fiscal 2006 presents our operations as if the Cream of Wheat acquisition had occurred as of the beginning of each period presented. In addition to including the results of operations of the Cream of Wheat business, the pro

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(1) Nature of Operations (Continued)

forma information gives effect to interest on additional borrowings and changes in depreciation of property, plant and equipment and amortization of customer relationship intangibles.

	Fiscal 2007	Fiscal 2006
	(dollars in thousands)
Net sales	$482,769	$473,148
Net income	19,833	20,432
Basic and diluted earnings per share Class A common stock	$0.68	$0.98
Basic and diluted earnings (loss) per share Class B common stock	$(0.24)	$0.13

        The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Cream of Wheat acquisition had occurred as of the beginning of each period presented and is not intended to be a projection of future results.

        No pro forma financial information has been presented for the Grandma's molasses acquisition or the Ortega food service dispensing pouch and dipping cup because such pro forma financial information is not material to our consolidated statements of operations for the periods presented.

(2) Summary of Significant Accounting Policies

  (a) Basis of Presentation

        The consolidated financial statements include the accounts of B&G Foods, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

  (b) Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment and deferred tax assets; the accounting for our EISs and the accounting for earnings per share. Actual results could differ from these estimates and assumptions.

  (c) Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, all highly liquid debt instruments with maturities of three months or less when acquired are considered to be cash and cash equivalents.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(2) Summary of Significant Accounting Policies (Continued)

  (d) Inventories

        Inventories are stated at the lower of cost or market and include direct material, direct labor, overhead, warehousing and product transfer costs. Cost is determined using the first-in, first-out and average cost methods. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management's review of inventories on hand compared to estimated future usage and sales.

  (e) Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 12 to 20 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 3 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate.

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

        We completed our annual impairment tests for fiscal 2007, 2006 and 2005 with no adjustments to the carrying values of goodwill and indefinite life intangibles. We did not note any events or circumstances during fiscal 2007, 2006 or 2005 that would indicate that goodwill or indefinite life intangibles might be impaired.

  (g) Deferred Debt Issuance Costs

        Debt issuance costs are capitalized and amortized over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt issuance costs for fiscal years 2007, 2006 and 2005 was $3.2 million, $2.8 million and $2.8 million, respectively. During the second quarter of fiscal 2007, we expensed $1.8 million of deferred debt costs incurred in connection with the repayment of $100.0 million of term loan borrowings under our credit facility.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(2) Summary of Significant Accounting Policies (Continued)

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

        Assets to be disposed of are separately presented in the consolidated balance sheets and are no longer depreciated.

        During fiscal 2007 and 2006, we amortized $5.5 million and $0.7 million, respectively, of the customer relationship intangibles acquired in the Cream of Wheat and Grandma's molasses acquisitions. We had no customer relationship intangibles in fiscal 2005.

  (i) Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries, changes in our minimum pension liability, net of tax, changes in our pension benefits due to the initial adoption and ongoing application of SFAS No. 158, net of tax and changes in our cash flow hedge, net of tax. The components of accumulated other comprehensive loss are as follows (dollars in thousands):

	Foreign Currency Translation	Minimum Pension Liability, Net of Tax	Cash Flow Hedge	SFAS No.158, Net of Tax	Total
December 30, 2006	$(86)	$(215)	$—	$(1,603)	$(1,904)
December 29, 2007	(92)	—	(3,665)	39	(3,718)

  (j) Derivative Instruments

        We account for our derivative and hedging transactions in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, with SFAS No. 149 referred to as Statement No. 133). Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivative instruments either as an asset or a liability in the balance sheet and to measure such instruments at fair value. The fair value adjustment is included either in the determination of net income or as a component of accumulated other comprehensive income (loss) depending on the nature of the hedge. We do not engage in derivative instruments for trading purposes (see Note 8).

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(2) Summary of Significant Accounting Policies (Continued)

  (k) Accounting Treatment for EISs

        Our EISs include Class A common stock and senior subordinated notes. Upon completion of our initial public offering of EISs in October 2004 (including the exercise of the over-allotment option), we allocated the proceeds from the issuance of the EISs, based upon relative fair value at the issuance date, to the Class A common stock and the senior subordinated notes. We have assumed that the price paid in the EIS offering was equivalent to the combined fair value of the Class A common stock and the senior subordinated notes, and the price paid in the offering for the senior subordinated notes sold separately (not held in the form of EISs) was equivalent to their initial stated principal amount. We have concluded there are no embedded derivative features related to the EIS that require bifurcation under Statement No. 133. We have determined the fair value of the Class A common stock and the senior subordinated notes with reference to a number of factors, including the sale of the senior subordinated notes sold separately from the EISs that have the same terms as the senior subordinated notes included in the EISs. Therefore, we have allocated the entire proceeds of the EIS offering to the Class A common stock and the senior subordinated notes, and the allocation of the EIS proceeds to the senior subordinated notes did not result in a premium or discount.

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

        The Class A common stock portion of each EIS is included in stockholders' equity, net of the related portion of the EIS transaction costs allocated to Class A common stock. Dividends paid on the Class A common stock portion of each EIS are recorded as a decrease to additional paid-in capital when declared by us. The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred debt issuance costs and is being amortized to interest expense using the effective interest method. Interest on the senior subordinated notes is charged to expense as accrued by us.

  (l) Revenue Recognition

        Revenues are recognized when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. Consideration from a vendor to a retailer is

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(2) Summary of Significant Accounting Policies (Continued)

presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of sales when recognized in the vendor's income statement. As a result, coupon incentives and promotional expenses are recorded as a reduction of net sales.

  (m) Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs amounted to approximately $4.0 million, $3.3 million and $2.9 million, for the fiscal years 2007, 2006 and 2005, respectively.

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

  (o) Pension Plans

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. See Note 11 for additional information.

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

December 29, 2007, December 30, 2006 and December 31, 2005

(2) Summary of Significant Accounting Policies (Continued)

        There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted. We recognize the benefit of an uncertain tax position that we have taken or expect to take on our income tax returns we file if it is "more likely than not" that such tax position will be sustained based on its technical merits.

  (q) Dividends

        Cash dividends, if any, are accrued as a liability on our consolidated balance sheet and recorded as a decrease to additional paid-in capital when declared.

  (r) Earnings Per Share

        We currently have one class of common stock issued and outstanding, designated as Class A common stock. Prior to May 29, 2007, we had two classes of common stock issued and outstanding, designated as Class A common stock and Class B common stock. For periods in which we had shares of both Class A common stock and Class B common stock issued and outstanding, we present earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings or losses. Net income is allocated between the two classes of common stock based upon the two-class method. Basic and diluted earnings per share for the

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(2) Summary of Significant Accounting Policies (Continued)

Class A common stock and Class B common stock is calculated by dividing allocated net income by the weighted average number of shares of Class A common stock and Class B common stock outstanding.

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(dollars in thousands)
Net income	$17,825	$11,573	$8,005
Less: Class A common stock dividends declared	27,631	16,960	16,960

Undistributed loss available to Class A and Class B common stockholders	$(9,806)	$(5,387)	$(8,955)

Weighted average common shares outstanding:
Basic and diluted Class A common shares outstanding	29,910,666	20,000,000	20,000,000
Basic and diluted Class B common shares outstanding	3,093,159	7,556,443	7,556,443

Basic and diluted allocation of undistributed loss:
Class A common stock	$(8,887)	$(3,910)	$(6,499)
Class B common stock	(919)	(1,477)	(2,456)

Total	$(9,806)	$(5,387)	$(8,955)

Undistributed loss:
Class A common stock	$(0.30)	$(0.20)	$(0.32)
Class B common stock	$(0.30)	$(0.20)	$(0.33)
Distributed earnings:
Class A common stock	$0.92 (1)	$0.85	$0.85
Basic earnings (loss) per share:
Class A common stock	$0.62	$0.65	$0.53
Class B common stock	$(0.30)	$(0.20)	$(0.33)

(1)
"Distributed earnings" differs from actual per share amounts paid as dividends as the earnings per share computation under GAAP requires the use of the weighted average, rather than the actual number of shares outstanding.

        During fiscal 2007, 2006 and 2005 our board of directors declared quarterly cash dividends of $0.212 per share ($0.848 per share per annum), on our Class A common stock.

        Since May 29, 2007, we no longer have any shares of Class B common stock issued or outstanding. In addition, no dividends on our Class B common stock were ever declared prior to such date. Therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(2) Summary of Significant Accounting Policies (Continued)

  (s) Fair Value of Financial Instruments

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        The carrying values and fair values of our senior notes and senior subordinated notes as of December 29, 2007 and December 26, 2006 are as follows (dollars in thousands):

	December 29, 2007		December 30, 2006
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
8% Senior Notes due October 1, 2011	$240,000	$235,800	$240,000	$244,800
12% Senior Subordinated Notes due October 30, 2016(2):
—represented by EISs	119,067	126,561	143,000	N/A
—held separately	46,733	49,674	22,800	25,510

(1)
Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)
Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at December 29, 2007 was $7.60, based upon the $10.07 per share closing price of our separately traded Class A common stock and the $17.67 per EIS closing price of our EISs on the New York Stock Exchange on December 28, 2007 (the last business day of fiscal 2007). Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

(3)
It is not practicable to estimate the fair value of the $143.0 million principal amount of senior subordinated notes represented by the EISs at December 30, 2006.

        The carrying value of our term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates. Our term loan borrowings are subject to the interest rate swap discussed below.

        We use an interest rate swap to manage variable interest rate exposure on our $130.0 million of term loan borrowings. Our objective for holding this derivative is to decrease the volatility of future cash flows associated with interest payments on our variable rate debt. Derivative instruments are recognized in other assets or liabilities on our consolidated balance sheet at fair value. We record gains and losses on derivatives qualifying as a cash flow hedge in comprehensive income (loss), to the extent that the hedge is effective and until we recognize the underlying transactions in net income, at which time these gains and losses are reflected in the consolidated statement of operations. Other comprehensive income for fiscal 2007 includes net unrealized after tax losses of $3.7 million ($5.9 million pre-tax). The unrealized amounts in comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period. We did not have any derivatives during fiscal 2006 or fiscal 2005.

  (t) New Accounting Standards

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(2) Summary of Significant Accounting Policies (Continued)

taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. On May 2, 2007, the FASB issued FASB Staff Position No. 48-1, "Definition of Settlement in FASB Interpretation 48" (FIN 48-1). FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 is to be applied upon the initial adoption of FIN 48. As a result of the adoption of FIN 48, as amended by FIN 48-1, at the beginning of fiscal 2007, we reclassified $0.2 million to other non-current liabilities.

        In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R" (SFAS No. 158). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a defined benefit plan's over-funded status or a liability for a plan's under-funded status and recognize changes in the funded status of a defined benefit plan in the year in which the changes occur. These changes will be reported in our accumulated other comprehensive loss and as a separate component of stockholders' equity. We adopted SFAS No. 158 at the end of fiscal 2006. The adoption of SFAS No. 158 in fiscal 2006 resulted in the recognition of $2.6 million of additional pension obligations, deferred tax assets of $1.0 million and a decrease to stockholders' equity of $1.6 million, with no impact to our statements of operations or cash flows.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. In accordance with SAB No. 108, we have adjusted our opening accumulated deficit for fiscal 2006 in the amount of $0.6 million to re-establish certain deferred tax liabilities that were reversed prior to fiscal 2001.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of fiscal 2008, with the exception of certain provisions deferred until fiscal 2009. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141R), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS No. 160). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(2) Summary of Significant Accounting Policies (Continued)

clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 141R and SFAS No. 160 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 on our consolidated financial statements.

(3) Inventories

        Inventories consist of the following as of the dated indicated (dollars in thousands):

	December 29, 2007	December 30, 2006
Raw materials and packaging	$19,573	$11,461
Work in process	2,641	2,587
Finished goods	70,967	64,221

Total	$93,181	$78,269

(4) Gain on Sale of Property, Plant and Equipment

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

(5) Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following as of the dates indicated (dollars in thousands):

	December 29, 2007	December 30, 2006
Land	$1,779	$1,771
Buildings and improvements	21,967	16,786
Machinery and equipment	69,418	58,756
Office furniture and vehicles	7,314	6,675
Construction-in-progress	4,859	4,001

	105,337	87,989
Less: accumulated depreciation	(55,679)	(47,720)

Total	$49,658	$40,269

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(6) Goodwill, Trademarks and Customer Relationship Intangibles

        The following table reconciles the changes in the carrying amount of goodwill in fiscal 2007 and 2006 (dollars in thousands):

	Fiscal 2007	Fiscal 2006
Beginning balance	$198,076	$189,028
Cream of Wheat acquisition	55,277	—
Grandma's molasses acquisition	—	9,877
Purchase price allocation adjustment—Ortega food service dispensing pouch and dipping cup business, reclassified to trademark	—	(829)

Ending balance	$253,353	$198,076

        The following table reconciles the changes in the carrying amount of trademarks, which have an indefinite life, in fiscal 2007 and 2006 (dollars in thousands):

	Fiscal 2007	Fiscal 2006
Beginning balance	$200,220	$194,264
Cream of Wheat acquisition	27,000	—
Grandma's molasses acquisition	—	5,100
Purchase price allocation adjustment—Ortega food service dispensing pouch and dipping cup business	—	856

Ending balance	$227,220	$200,220

        Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
	(dollars in thousands)
Balance at December 31, 2005	$—	$—	$—
Grandma's molasses acquisition	15,100	—	15,100
Amortization expense	—	(731)	(731)

Balance at December 30, 2006	$15,100	$(731)	$14,369
Cream of Wheat acquisition	113,900	—	113,900
Amortization expense	—	(5,501)	(5,501)

Balance at December 29, 2007	$129,000	$(6,232)	$122,768

        We expect to recognize $6.5 million of amortization expense per year associated with our current customer relationship intangibles during fiscal 2008 and each of the next four succeeding years. No amortization expense of customer relationship intangibles was recorded for fiscal 2005.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(7) Leases

        We have several noncancelable operating leases, primarily for our corporate headquarters, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance.

        We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease that expires in April 2009. Total rent expense associated with this lease was $0.8 million per annum for fiscal 2007, 2006 and 2005.

        As of December 29, 2007, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows (dollars in thousands):

Fiscal year ending:	Third Parties	Related Party
2008	$2,923	$822
2009	1,611	206
2010	583	—
2011	268	—
2012	66	—
Thereafter	2	—

Total	$5,453	$1,028

        Total rental expense was $4.3 million, $4.1 million and $3.6 million, for the fiscal years 2007, 2006 and 2005, respectively.

(8) Long-Term Debt

        Long-term debt consists of the following (dollars in thousands):

	December 29, 2007	December 30, 2006
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	25,000
12% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8% Senior Notes due October 1, 2011	240,000	240,000

Total long-term debt	$535,800	$430,800

        Senior Secured Credit Facility.    In October 2004, we entered into a $30.0 million senior secured revolving credit facility. In order to finance the Grandma's molasses acquisition, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million. In order to finance the Cream of Wheat acquisition, our credit facility was amended and restated in February 2007 to provide for, among other things, an additional $205.0 million of term loan borrowings. On May 29, 2007, we prepaid $100.0 million of term loan borrowings. Our $25.0 million revolving credit facility

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(8) Long-Term Debt (Continued)

matures on January 10, 2011 and the remaining $130.0 million of term loan borrowings matures on February 26, 2013.

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

        Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings. The interest rate for the remaining $100.0 million of term loan borrowings, which we subsequently prepaid, was 7.36% as of the prepayment date (based upon a three-month LIBOR rate in effect at that time that expired on May 25, 2007). The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133. The swap is in place through the life of the term loan, ending on February 26, 2013. Changes in fair value of the swap are recorded in accumulated other comprehensive income (loss), net of tax on our consolidated balance sheet.

        Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our subsidiaries' assets except our and our subsidiaries' real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. As of December 29, 2007, we were in compliance with all of the covenants in the credit facility. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The revolving credit facility was undrawn on the date of its commencement in October 2004 and remained undrawn through December 29, 2007. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million at December 29, 2007. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

        12.0% Senior Subordinated Notes due 2016.    In October 2004, we issued $165.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016, $143.0 million in the form of EISs and $22.8 million separate from EISs. As of December 29, 2007, $119.1 million aggregate principal amount of senior subordinated notes was held in the form of EISs and $46.7 million aggregate principal amount of senior subordinated notes was held separate from EISs.

        Interest on the senior subordinated notes is payable quarterly in arrears on each January 30, April 30, July 30 and October 30 through the maturity date. The senior subordinated notes will mature on October 30, 2016, unless earlier retired or redeemed as described below.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(8) Long-Term Debt (Continued)

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

        Our obligations under the senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in our senior subordinated notes indenture. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our credit facility and the senior notes. Our present foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

        Our senior subordinated notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 29, 2007, we were in compliance with all of the covenants in the senior subordinated notes indenture.

        8.0% Senior Notes due 2011.    In October 2004, we issued $240.0 million aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year. The senior notes will mature on October 1, 2011, unless earlier retired or redeemed as described below.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(8) Long-Term Debt (Continued)

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

        On or after October 1, 2008, we may redeem some or all of the senior notes at a redemption price of 104.0% beginning October 1, 2008 and thereafter at prices declining annually to 100% on or after October 1, 2010. If we or any of the guarantors sell certain assets or experience specific kinds of changes in control, we must offer to purchase the senior notes at the prices as described in our senior notes indenture plus accrued and unpaid interest to the date of redemption.

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

        Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 29, 2007, we were in compliance with all of the covenants in the senior notes indenture.

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

        Deferred Debt Issuance Costs.    In connection with the issuance of our senior subordinated notes and our senior notes in October, 2004, we capitalized approximately $23.1 million of debt issuance costs, which will be amortized over their respective terms. In connection with the issuance of our term loan in January 2006, we capitalized approximately $0.4 million of additional debt issuance costs, which will be amortized over the term of the loan. In connection with the issuance of additional term loan

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(8) Long-Term Debt (Continued)

borrowings of $205.0 million in February 2007 we capitalized approximately $4.0 million of additional debt issuance costs. During the second quarter of 2007 we wrote-off and expensed $1.8 million of deferred debt issuance costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings. As of December 29, 2007 and December 30, 2006 we had net deferred debt issuance costs of $16.4 million and $17.3 million, respectively.

        At December 29, 2007 and December 30, 2006 accrued interest of $8.9 million and $8.5 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

        As of December 29, 2007, the aggregate maturities of long-term debt are as follows (dollars in thousands):

Years ended December:
2008	$—
2009	—
2010	—
2011	240,000
2012	—
Thereafter	295,800

Total	$535,800

(9) Income Taxes

        The components of income before income tax expense consist of the following (dollars in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
U.S.	$28,406	$17,535	$13,240
Foreign	59	—	—

Total	$28,465	$17,535	$13,240

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(9) Income Taxes (Continued)

        Income taxes consist of the following (dollars in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Current:
Federal	$1,309	$—	$302
State	(13)	(203)	138
Foreign	21	—	—

Subtotal	1,317	(203)	440
Deferred:
Federal	8,497	6,317	4,513
State	826	(152)	282

Subtotal	9,323	6,165	4,795

Total	$10,640	$5,962	$5,235

        Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2007, 2006 and 2005 to income before income tax expense) as a result of the following:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit/expense	2.8%	(1.6)%	3.2%
Nondeductible expenses, net of deductible revenue	—	0.6%	0.1%
Other differences	(0.4)%	—	1.2%

Total	37.4%	34.0%	39.5%

        State income taxes, net of federal income tax benefit in fiscal 2006 includes a reduction in the state effective tax rate used to measure our net deferred liabilities. The decrease in the state effective tax rate, net of federal benefit for fiscal 2006 was the result of a change in the state apportionment factors.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(9) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 29, 2007	December 30, 2006
Deferred tax assets:
Accounts receivable, principally due to allowance	$38	$38
Inventories, principally due to additional costs capitalized for tax purposes	513	633
Accruals and other liabilities	2,784	2,727
Net operating loss and tax credit carryforwards	678	1,531
Deferred debt issuance costs	602	22

Total gross deferred tax assets	4,615	4,951
Less valuation allowance	—	—

Net deferred tax assets	4,615	4,951

Deferred tax liabilities:
Plant and equipment	(3,696)	(4,854)
Goodwill	(17,398)	(13,155)
Trademarks	(50,252)	(46,309)
Customer relationship intangibles	(783)	(88)
Prepaid expenses	(800)	(637)

Total gross deferred tax liabilities	(72,929)	(65,043)

Net deferred tax liability	$(68,314)	$(60,092)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of any valuation allowances at December 29, 2007. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

        The valuation allowance at December 29, 2007 and December 30, 2006 was $0.

        At December 29, 2007, we have state net operating loss carryforwards of $36.8 million, which are available to offset future taxable income, if any, through 2021. As a result of our acquisitions in prior years, the annual utilization of the net operating loss carryforwards acquired is limited under certain provisions of the Internal Revenue Code.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(9) Income Taxes (Continued)

        At December 29, 2007 we have intangibles of $337.9 million for tax purposes, which are amortizable through 2022.

        As a result of the adoption of FIN 48, as amended by FIN 48-1, at the beginning of fiscal 2007 we reclassified $0.2 million to other non-current liabilities (of which the entire amount would impact our effective tax rate if recognized). This liability for unrecognized tax benefits relates to state income taxes and Canadian income taxes. During the third quarter of 2007, we paid the Canadian income tax liability in full. At the end of fiscal 2007, our liability for unrecognized tax benefits was approximately $0.1 million, which includes interest and penalties. If recognized, it would have a favorable impact on our tax expense. Our policy is to classify interest and penalties related to income tax uncertainties as income tax expense.

Fiscal 2007
(dollars in thousand)
Reconciliation of unrecognized tax benefits:
Balance as of December 31, 2006	$157
Settlements	(45)
Expiration of statute of limitations	(21)

Balance as of December 29, 2007	$91

        We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters.

        Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of December 29, 2007, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2005 and forward
United States—States	2000 and forward
Canada	2006 and forward

        Based upon the expiration of statutes of limitations and the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease within twelve months of the reporting date.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(10) Capital Stock

        Authorized Common Stock.    We have two separate authorized classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share. As of December 29, 2007, there were 36,778,988 shares of Class A common stock issued and outstanding, 16,652,767 of which were held as part of EISs and 20,126,221 of which were held separate from EISs. Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016. The holders of our EISs may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes at any time. Upon the occurrence of certain events (including redemption of the senior subordinated notes or upon maturity of the senior subordinated notes), EISs will automatically separate. Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs. Separation and combination of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs.

        As of December 29, 2007, there were no shares of Class B common stock issued or outstanding.

        Voting Rights.    The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. Shares of our Class A common stock and Class B common stock, if any, are entitled to the same voting rights per share and vote together as a single class on all matters with respect to which holders are entitled to vote. The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

        Dividends.    The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock. In the event of any liquidation, dissolution or winding up of our company, Class A common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock.

        With respect to rights to dividends and on liquidation, dissolution or winding up, there is no difference between our Class A and Class B common stock, except that under our organizational documents, through the dividend payment dates with respect to the quarterly and annual dividend payment periods ending January 2, 2010, dividends on our Class B common stock (to the extent there are any issued and outstanding shares of Class B common stock) will be subordinated to the payment of dividends on our Class A common stock and will be paid on an annual basis. In addition, holders of our Class B common stock, if any, will, subject to the subordination provision described above and certain other conditions, be entitled to dividend payments of 1.1 times the amount of dividends, if any, paid to the holders of our Class A common stock.

        During fiscal 2007, 2006 and 2005 our board of directors declared quarterly cash dividends of $0.212 per share ($0.848 per share per annum), on our Class A common stock. No dividends on our Class B common stock were declared in fiscal 2007, 2006 or 2005.

        Additional Issuance of Our Authorized Common Stock and Preferred Stock.    Additional shares of our authorized common stock and preferred stock may be issued, as determined by our board of directors from time to time, without approval of holders of our common stock, except as may be required by applicable law or the rules of any stock exchange or automated quotation system on which

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(10) Capital Stock (Continued)

our securities may be listed or traded. Our board of directors has the authority by resolution to determine and fix, with respect to each series of preferred stock prior to the issuance of any shares of the series to which such resolution relates, the designations, powers, preferences and rights of the shares of preferred stock of such series and any qualifications, limitations or restrictions thereof.

(11) Pension Benefits

        We have defined benefit pension plans covering substantially all of our employees. The benefits are based on years of service and the employee's compensation, as defined. We make annual contributions to the plans equal to the maximum amount that can be deducted for income tax purposes.

        The following table sets forth our defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 29,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(11) Pension Benefits (Continued)

2007 and December 30, 2006 measurement dates for fiscal 2007 and 2006, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	December 29, 2007	December 30, 2006
	(dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$23,082	$22,342
Amendment to plan	—	471
Actuarial (loss) gain	(2,857)	(2,023)
Service cost	1,391	1,518
Interest cost	1,303	1,210
Benefits paid	(476)	(436)

Projected benefit obligation at end of year	22,443	23,082

Change in plan assets:
Fair value of plan assets at beginning of year	18,818	14,406
Actual gain on plan assets	1,579	2,234
Employer contributions	3,735	2,614
Benefits paid	(476)	(436)

Fair value of plan assets at end of year	23,656	18,818

Net amount recognized:
Other assets	$1,213	$536
Other long-term liabilities	—	(4,800)

Funded status at the end of the year	$1,213	$(4,264)

Amount recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(440)	$(485)
Actuarial gain (loss)	503	(2,444)
Deferred taxes	(24)	1,111

Accumulated other comprehensive loss	$39	$(1,818)

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost fiscal 2008 are as follows (dollars in thousands):

Prior service cost	$45
Actuarial gain (loss)	(13)

$32

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(11) Pension Benefits (Continued)

	December 29, 2007	December 30, 2006
Weighted-average assumptions:
Discount rate	6.50%	5.90%
Rate of compensation increase	4.00%	4.00%
Expected long-term rate of return	7.75%	7.75%

        The discount rate used to determine year-end fiscal 2007 pension benefit obligations was derived by matching the plans' expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

        Net periodic cost includes the following components (dollars in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Service cost—benefits earned during the period	$1,391	$1,518	$1,534
Interest cost on projected benefit obligation	1,303	1,210	1,127
Expected return on plan assets	(1,485)	(1,154)	(1,013)
Amortization of unrecognized prior service cost	45	35	4
Amortization of (gain)/loss	(3)	188	219

Net pension cost	$1,251	$1,797	$1,871

        The asset allocation for our pension plans at the end of fiscal 2007 and fiscal 2006, and the target allocation for fiscal 2008, by asset category, follows. The fair value of plan assets for these plans is $23.7 million and $18.8 million at the end of fiscal 2007 and fiscal 2006, respectively. The expected long-term rate of return on these plan assets was 7.75% in fiscal 2006 and fiscal 2007.

        Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation	December 29, 2007	December 30, 2006
Equity securities	60%	64%	63%
Fixed income securities	35%	30%	28%
Cash	5%	6%	9%

Total	100%	100%	100%

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(11) Pension Benefits (Continued)

        Information about the expected cash flows for the pension plan follows (dollars in thousands):

Pension Benefits
Expected company contribution:
2008	$100
Expected benefit payments:
2008	$635
2009	658
2010	759
2011	837
2012	976
2013 to 2017	7,411

        We sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $0.6 million, $0.6 million and $0.7 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

        Pension expense relating to a multi-employer pension plan amounted to $0.9 million, $0.8 million and $0.7 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

(12) Related-Party Transactions

        Transaction Services Agreement.    We were party to a transaction services agreement pursuant to which Bruckmann, Rosser, Sherrill & Co., Inc. (BRS & Co.), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), would be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions, divestitures, financings and other transactions by our company, which fee would not exceed 1.0% of the total transaction value. BRS was our majority owner prior to our EIS offering in October 2004 and remained a majority owner of our Class B common stock prior to our Class A common stock offering in May 2007. Stephen C. Sherrill, the chairman of our board of directors, is a managing director of BRS & Co. The transaction services agreement provided that transaction fees would be payable as described above unless a majority of disinterested directors determined otherwise. Upon the consummation of the Class A common stock offering, the transaction services agreement was terminated. No transaction fees were paid under the transaction services agreement during fiscal 2007 prior to its termination or during fiscal 2006 or fiscal 2005.

        Roseland Lease.    We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009. Total rent expense associated with this lease was $0.8 million for fiscal 2007, 2006 and 2005.

        Acquisition of Grandma's Molasses.    On January 10, 2006, through a wholly-owned subsidiary, we acquired the Grandma's molasses business from Mott's LLP, a Cadbury Schweppes Americas Beverages company, for $30.0 million in cash. James R. Chambers, a member of our board of directors has been the President, Cadbury Schweppes Americas Confectionary since July 2005. Mr. Chambers did not participate in the negotiation of the transaction nor did he participate in the board's deliberations or

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(12) Related-Party Transactions (Continued)

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

(13) Commitments and Contingencies

        We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2007, 2006 or 2005 in order to comply with environmental laws or regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

        We are from time to time involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, worker's compensation and other employee claims, and tort and other general liability claims, as well as trademark, copyright, patent infringement and related claims and legal actions. In the opinion of our management, the

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(13) Commitments and Contingencies (Continued)

ultimate disposition of any currently pending claims or actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

        We have employment agreements with our executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances. As of December 29, 2007, if all of our executive officers were to be terminated by us without cause (as defined) or as a result of the employees' disability, our severance liability, including salary continuation, continuation of health care and insurance benefits, present value of additional pension credits, and accelerated vesting under compensation plans, would have been approximately $4.0 million. As of December 29, 2007, if all of our executives were to be terminated or deemed terminated by us upon a change of control (as defined), our severance liability, including salary continuation, continuation of health care and insurance benefits, present value of additional pension credits, accelerated vesting under compensation plans, and potential excise tax liability and gross up payments, would have been approximately $6.4 million.

(14) Incentive Plans

        Annual Bonus Plan.    Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company's attainment of pre-set annual financial objectives. Awards are normally paid in cash in a lump sum following the close of each plan year.

        2004 Long-Term Incentive Plan.    In connection with our 2004 EIS offering, we adopted a long-term incentive plan (2004 LTIP) to strengthen the mutuality of interests between our executive officers and other senior management employees and the holders of our EISs. In February 2007, the compensation committee of our board of directors decided to postpone setting a participant pool and minimum per EIS distributable cash target under the 2004 LTIP for fiscal 2007 until it had time to reassess the 2004 LTIP and contemplate other long term incentive programs. On September 25, 2007, the compensation committee terminated the 2004 LTIP. No amounts were earned by participants under the 2004 LTIP from the date of its inception through the date of its termination and thus there was no expense related to the 2004 LTIP in fiscal 2007, 2006 or 2005.

        Special Bonus Awards.    On September 25, 2007, our compensation committee approved a special bonus pool designed to recognize the significant contributions of our executive officers and certain members of senior management to the successful completion of the Cream of Wheat acquisition and the Class A common stock offering. The size of the special bonus pool was based upon the expected attainment of certain cash flow based performance targets for fiscal 2007 and was to be adjusted upwards or downwards by the compensation committee based upon actual results for fiscal 2007. The formula used to determine the special one-time bonus pool was designed to approximate the formula previously used under the 2004 LTIP. Our general and administrative expenses for fiscal 2007 includes an accrual of $1.9 million for the payment of the special bonus awards. The special cash bonus awards will be paid in March 2008.

        New Long-Term Incentive Program.    The compensation committee is working with an outside consultant to structure a new long-term incentive compensation program for 2008 and beyond. It is anticipated that awards granted in 2008 by the compensation committee under any new long-term

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2007, December 30, 2006 and December 31, 2005

(14) Incentive Plans (Continued)

incentive program would be performance-based awards payable in Class A common stock. Any such awards would be subject to stockholder approval of an equity incentive plan at the 2008 annual meeting of stockholders.

(15) Restructuring Charges

        On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In fiscal 2006, we recorded a charge of $3.8 million to cost of goods sold. The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.1 million.

(16) Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Net sales
2007	$103,745	$118,204	$117,003	$132,384
2006	$92,980	$105,265	$101,854	$111,207
Gross profit
2007	$32,683	$37,323	$38,278	$39,736
2006	$27,866	$28,403	$29,353	$28,631
Net income available to common stockholders
2007	$4,074	$3,737	$4,846	$5,168
2006	$2,952	$2,309	$3,443	$2,869
Basic and diluted net income (loss) available to common stockholders per common share
2007—Class A common stock	$0.20	$0.17	$0.13	$0.14
2007—Class B common stock	$(0.01)	$(0.13)	N/A	N/A
2006—Class A common stock	$0.16	$0.14	$0.18	$0.16
2006—Class B common stock	$(0.05)	$(0.07)	$(0.03)	$(0.05)
Basic and diluted earnings distributed per common share
2007—Class A common stock	$0.21	$0.30	$0.21	$0.21
2006—Class A common stock	$0.21	$0.21	$0.21	$0.21

        Earnings per share were computed individually for each of the periods presented; therefore, the sum of the earnings per share and distributed earnings amounts for the quarters may not equal the total for the year. During fiscal 2007, 2006 and 2005 our board of directors declared quarterly cash dividends of $0.212 per share ($0.848 per share per annum), on our Class A common stock. Since May 29, 2007, we no longer have any shares of Class B common stock issued or outstanding. In addition, no dividends on our Class B common stock were ever declared prior to such date. Therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year ended December 31, 2005:
Allowance for doubtful accounts and discounts	$522	$85		—	$51	(a)	$556
Inventory reserve	$400	$97	(b)	—	$—		$497
Year ended December 30, 2006:
Allowance for doubtful accounts and discounts	$556	$(18)		—	$(30)	(a)	$568
Inventory reserve	$497	$—		—	$(132)	(b)	$365
Year ended December 29, 2007:
Allowance for doubtful accounts and discounts	$568	$175		—	$(2)	(a)	$745
Inventory reserve	$365	$75	(b)	—	—		$440

(a)
Represents bad-debt write-offs (recoveries).

(b)
Represents net inventory write-offs.

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

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our evaluation under the framework of Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 29, 2007. The effectiveness of our internal control over financial reporting as of December 29, 2007 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report and incorporated by reference herein.

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

Changes in Internal Control Over Financial Reporting.

        As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading "Available Information," the information required by this Item will appear in the sections entitled "Corporate Governance," "Proposal 1—Election of Directors," "Our Management," "Compliance with Section 16(a) of the Exchange Act" "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" included in our definitive proxy statement to be filed on or before April 28, 2008, relating to the 2008 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item will appear in the section entitled "Executive Compensation" and "Compensation Discussion and Analysis" included in our definitive proxy statement to be filed on or before April 28, 2008, relating to the 2008 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        As of December 29, 2007, we did not have any equity compensation plans. The remaining information required by this item will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in our definitive proxy statement to be filed on or before April 28, 2008, relating to the 2008 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" and "Corporate Governance" included in our definitive proxy statement to be filed on or before April 28, 2008, relating to the 2008 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the section entitled "Independent Registered Public Accounting Firm Fees" included in our definitive proxy statement to be filed on or before April 28, 2008, relating to the 2008 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        (a)   The following documents are filed as part of this report.

    (1)
    Consolidated Financial Statements:    The following consolidated financial statements are included in Part II, Item 8 of this report.

Page
Reports of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	53
Consolidated Statements of Operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	54
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	55
Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	56
Notes to Consolidated Financial Statements	57
    (2)
    Financial Statement Schedule.    The following financial statement schedule is included in Part II, Item 8 of this report.

Schedule II—Schedule of Valuation and Qualifying Accounts	87
    (3)
    Exhibits.

EXHIBIT NO.	DESCRIPTION
2.1	Asset Purchase Agreement, dated as of December 22, 2005, between Mott's LLP and Bloch & Guggenheimer, Inc. (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on December 29, 2005, and incorporated herein by reference)
2.2
Asset Purchase Agreement, dated as of January 22, 2007, among Heritage Acquisition Corp. (successor in interest to COWC Acquisition Corp.), B&G Foods, Inc. and Kraft Foods Global, Inc. (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed on January 25, 2007, and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
3.2	Amended and Restated Bylaws of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods' Current Report on Form 8-K filed on May 25, 2007, and incorporated by reference herein)
4.1
Indenture, dated as of October 14, 2004, between B&G Foods, Inc., BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 12.0% Senior Subordinated Notes due 2016. (Filed as Exhibit 4.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
4.2	Form of 12.0% Senior Subordinated Note due 2016 (included in Exhibit 4.1).

4.3
Indenture, dated as of October 14, 2004, between B&G Foods, Inc., BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 8.0% Senior Notes due 2011. (Filed as Exhibit 4.3 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
4.4	Form of 8.0% Senior Note due 2011 (included in Exhibit 4.3).
4.5
Form of stock certificate for Class A common stock. (Filed as Exhibit 4.12 to Amendment No. 9 to Registration Statement on Form S-1 (file no. 333-112680) filed on October 7, 2004, and incorporated herein by reference)
4.6
Form of Global Enhanced Income Security certificate. (Filed as Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-112680) filed on March 31, 2004, and incorporated herein by reference)
10.1
Amended and Restated Credit Agreement, dated as of February 23, 2007, between B&G Foods, Inc., as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent. (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on February 28, 2007, and incorporated by reference herein)
10.5
Guarantee and Collateral Agreement, dated as of October 14, 2004, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.6
First Amendment, dated as of January 10, 2006, to Guarantee and Collateral Agreement, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.6 to B&G Foods' Annual Report on Form 10-K filed March 7, 2006, and incorporated by reference herein)
10.7
Agreement by and between Emeril's Food of Love Productions, L.L.C. and B&G Foods, Inc. dated June 9, 2000. (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.8
Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.9
First Amendment, dated October 13, 2004, to the Employment Agreement by and between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.10
Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.15 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.11
First Amendment, dated October 13, 2004, to the Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.5 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)

10.12
Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.17 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.13
First Amendment, dated October 13, 2004, to the Employment Agreement by and between Albert J. Soricelli and B&G Foods, Inc. (Filed as Exhibit 10.7 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.14
Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.18 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.15
First Amendment, dated October 13, 2004, to the Employment Agreement by and between James H. Brown and B&G Foods, Inc. (Filed as Exhibit 10.8 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.16
Employment Agreement, dated as of July 18, 2005, between B&G Foods, Inc. and Scott E. Lerner. (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on July 19, 2005, and incorporated by reference herein)
10.17
Employment Agreement, dated as of March 6, 2007, between B&G Foods, Inc. and Vanessa E. Maskal. (Filed as Exhibit 10.18 to B&G Foods' Annual Report on Form 10-K filed on March 8, 2007, and incorporated by reference herein)
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

Dated: March 6, 2008	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL Robert C. Cantwell Executive Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Chairman of the Board of Directors	March 6, 2008
/s/ DAVID L. WENNER David L. Wenner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2008
/s/ ROBERT C. CANTWELL Robert C. Cantwell	Executive Vice President of Finance, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 6, 2008
/s/ JAMES R. CHAMBERS James R. Chambers	Director	March 6, 2008
/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director	March 6, 2008
/s/ DENNIS M. MULLEN Dennis M. Mullen	Director	March 6, 2008
/s/ ALFRED POE Alfred Poe	Director	March 6, 2008

QuickLinks

B&G FOODS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007
TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Comparison of 7 Month Cumulative Total Return Among B&G Foods, Inc. Class A Common Stock, the AMEX Composite Index, the Russell MicroCap Index and the S&P Packaged Foods & Meats Index
Comparison of 39 Month Cumulative Total Return Among B&G Foods, Inc. The AMEX Composite Index, The Russell MicroCap Index and The S & P Packaged Foods & Meats Index
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
B&G FOODS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Dollars in thousands, except per share data)
B&G FOODS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Dollars in thousands, except per share data)
B&G FOODS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollars in thousands)
B&G FOODS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 29, 2007, December 30, 2006 and December 31, 2005
  Schedule II
B&G FOODS, INC. AND SUBSIDIARIES Schedule of Valuation and Qualifying Accounts (Dollars in thousands)
  Item 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES