Form 10-Q
period 2008-03-29
B&G Foods, Inc.
filed 2008-04-30
CIK 1278027

As filed with the Securities and Exchange Commission on April 30, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of March 29, 2008, the registrant had 36,778,988 shares of Class A common stock, par value $0.01 per share, issued and outstanding, 16,680,877 of which were held in the form of Enhanced Income Securities (EISs) and 20,098,111 of which were held separate from EISs.  Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016.  As of March 29, 2008, the registrant had no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(Unaudited)

	March 29, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$33,326	$36,606
Trade accounts receivable, net	35,161	42,362
Inventories	95,137	93,181
Prepaid expenses	2,551	3,556
Income tax receivable	56	569
Deferred income taxes	648	648
Total current assets	166,879	176,922

Property, plant and equipment, net of accumulated depreciation of $57,714 and $55,679	53,983	49,658
Goodwill	253,353	253,353
Trademarks	227,220	227,220
Customer relationship intangibles, net	121,155	122,768
Net deferred debt issuance costs and other assets	16,621	17,669
Total assets	$839,211	$847,590

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$25,706	$32,126
Accrued expenses	20,741	21,894
Dividends payable	7,797	7,797
Total current liabilities	54,244	61,817

Long-term debt	535,800	535,800
Other liabilities	12,312	6,376
Deferred income taxes	69,057	68,962
Total liabilities	671,413	672,955

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 36,778,988 shares issued and outstanding	368	368
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	194,400	202,197
Accumulated other comprehensive loss	(7,167)	(3,718)
Accumulated deficit	(19,803)	(24,212)
Total stockholders’ equity	167,798	174,635
Total liabilities and stockholders’ equity	$839,211	$847,590

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007

Net sales	$116,342	$103,745
Cost of goods sold	81,412	71,062
Gross profit	34,930	32,683

Operating expenses:
Sales, marketing and distribution expenses	12,289	11,504
General and administrative expenses	1,358	1,830
Amortization expense—customer relationships	1,613	663
Operating income	19,670	18,686

Other expenses:
Interest expense, net	12,571	12,125
Income before income tax expense	7,099	6,561
Income tax expense	2,690	2,487
Net income	$4,409	$4,074

Earnings per share calculations:
Basic and diluted distributed earnings per share:
Class A common stock	$0.21	$0.21
Basic and diluted earnings (loss) per share:
Class A common stock	$0.12	$0.20
Class B common stock	$—	$(0.01)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007

Cash flows from operating activities:
Net income	$4,409	$4,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,689	2,458
Amortization of deferred debt issuance costs	792	773
Deferred income taxes	2,177	2,076
Changes in assets and liabilities, net of effects of business acquired:
Trade accounts receivable	7,201	(4,335)
Inventories	(1,956)	(7,848)
Prepaid expenses	1,005	593
Income tax receivable	513	(75)
Other assets	256	(3)
Trade accounts payable	(6,420)	418
Accrued expenses	(1,134)	5,804
Other liabilities	442	882
Net cash provided by operating activities	10,974	4,817

Cash flows from investing activities:
Capital expenditures	(6,420)	(2,283)
Payments for acquisition of businesses	—	(200,887)
Net cash used in investing activities	(6,420)	(203,170)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	205,000
Dividends paid	(7,797)	(4,240)
Payment of debt issuance costs	—	(3,991)
Net cash (used in) provided by financing activities	(7,797)	196,769

Effect of exchange rate fluctuations on cash and cash equivalents	(37)	4
Net decrease in cash and cash equivalents	(3,280)	(1,580)

Cash and cash equivalents at beginning of period	36,606	29,626
Cash and cash equivalents at end of period	$33,326	$28,046

Supplemental disclosures of cash flow information:
Cash interest payments	$7,012	$5,414
Cash income tax payments	$10	$47
Cash income tax refunds	$(40)	$(92)
Non-cash transactions:
Dividends declared and not yet paid	$7,797	$4,240

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1)                                 Nature of Operations

B&G Foods, Inc. is a holding company, the principal assets of which are the capital stock of its subsidiaries.  Unless the context requires otherwise, references in this report to “B&G Foods,” “our company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries.  We operate in one industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include hot cereals, fruit spreads, canned meats and beans, spices, seasonings, marinades, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers and other specialty food products.  We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We distribute our products throughout the United States through a nationwide network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors.  We distribute several of our brands in the greater New York metropolitan area primarily through direct-store-delivery.

Recent Acquisitions

Effective February 25, 2007, we completed the acquisition of the Cream of Wheat and Cream of Rice business from Kraft Foods Global, Inc.  The final purchase price, including transaction costs, was $200.5 million.  We refer to the Cream of Wheat and Cream of Rice acquisition as the “Cream of Wheat acquisition” and the Cream of Wheat and Cream of Rice businesses collectively as the “Cream of Wheat business.”

The acquisition described above was accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations are included in our consolidated financial statements from the date of the acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill.  Trademarks are deemed to have an indefinite useful life and are not amortized.  Customer relationship intangibles are amortized over 20 years.  Goodwill, customer relationship intangibles and trademarks amortization are deductible for income tax purposes.

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

The proceeds of the Class A common stock offering were $193.2 million, after deducting underwriting discounts and commissions and other expenses.  In connection with the offering, we repurchased 6,762,455 outstanding shares of our Class B common stock for $82.4 million, and the remaining 793,988 shares of our outstanding Class B common stock were exchanged for an equal number of shares of Class A common stock.  See note 9, “Related-Party Transactions.”  We also prepaid $100.0 million of our term loan borrowings under our senior secured credit facility.  The remaining funds were allocated for general corporate purposes.

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

(Unaudited)

(1)                                 Nature of Operations (Continued)

EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs.  As of March 29, 2008, we had 36,778,988 shares of Class A common stock issued and outstanding, 16,680,877 of which were held in the form of EISs and 20,098,111 of which were held separate from EISs.  As of March 31, 2007, we had 20,000,000 shares of Class A common stock issued and outstanding, all of which were held in the form of EISs.

(2)                                 Summary of Significant Accounting Policies

Fiscal Year

Our financial statements are presented on a consolidated basis.  Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal year ending January 3, 2009 (fiscal 2008) contains 53 weeks and our fiscal year ended December 29, 2007 (fiscal 2007) contains 52 weeks.  Each quarter of fiscal 2008 and 2007 contains 13 weeks, except the fourth quarter of 2008 which will contain 14 weeks.

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen week periods ended March 29, 2008 (first quarter of 2008) and March 31, 2007 (first quarter of 2007) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of March 29, 2008, the results of our operations and cash flows for the first quarter of 2008 and 2007.  Our results of operations for the first quarter of 2008 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2007 included in our Annual Report on Form 10-K for fiscal 2007 filed with the SEC on March 6, 2008.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment and deferred tax assets; the accounting for our enhanced income securities (EISs) and the accounting for earnings per share.  Actual results could differ from these estimates and assumptions.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year, with the exception of certain provisions deferred until the beginning of our 2009 fiscal year.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The impact of the adoption of SFAS No. 157 for financial assets and liabilities was not material to our consolidated interim financial statements.  The expanded disclosures about fair value measurements for financial assets and liabilities are presented in note 6.  We have not yet determined the impact that the adoption of SFAS No. 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however we do not anticipate it to materially impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160).  SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 141R and SFAS No. 160 are effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 will have on our consolidated financial statements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)                                 Inventories

Inventories consist of the following, as of the dates indicated (dollars in thousands):

	March 29, 2008	December 29, 2007
Raw materials and packaging	$16,865	$19,573
Work in process	2,265	2,641
Finished goods	76,007	70,967

Total	$95,137	$93,181

(4)                                 Goodwill, Trademarks and Customer Relationship Intangibles

There has been no change in the carrying amount of goodwill for the period from December 29, 2007 to March 29, 2008.

There has been no change in the carrying amount of trademarks for the period from December 29, 2007 to March 29, 2008.

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
	(dollars in thousands)
Balance at December 29, 2007	$129,000	$(6,232)	$122,768
Amortization expense	—	(1,613)	(1,613)
Balance at March 29, 2008	$129,000	$(7,845)	$121,155

Amortization expense associated with customer relationship intangibles for the first quarter of 2008 and 2007 was $1.6 million and $0.7 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $4.9 million of amortization expense associated with our current customer relationship intangibles during the remainder of fiscal 2008, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

(5)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (dollars in thousands):

	March 29, 2008	December 29, 2007
Revolving credit facility	$—	$—
Term loan	130,000	130,000
Total senior secured credit facility	130,000	130,000

12.0% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8.0% Senior Notes due October 1, 2011	240,000	240,000
Total long-term debt	$535,800	$535,800

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

As of March 29, 2008, the aggregate maturities of long-term debt are as follows (dollars in thousands):

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of March 29, 2008, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility was undrawn on the date of its commencement in October 2004 and remained undrawn through March 29, 2008.  The available borrowing capacity under our revolving credit facility, net of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

outstanding letters of credit of $2.4 million, was $22.6 million at March 29, 2008.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

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

Deferred Debt Issuance Costs.  In connection with the issuance of our senior subordinated notes and our senior notes in October, 2004, we capitalized approximately $23.1 million of financing costs, which will be amortized over their respective terms.  In connection with the issuance of our term loan in January 2006, we capitalized approximately $0.4 million of additional financing costs, which will be amortized over the term of the loan.  In connection with the issuance of additional term loan borrowings of $205.0 million in February 2007 we capitalized approximately $4.0 million of additional debt issuance costs.  During the second quarter of 2007 we wrote-off and expensed $1.8 million of deferred debt issuance costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings.  As of March 29, 2008 and December 29, 2007 we had net deferred debt issuance costs of $15.6 million and $16.4 million, respectively.

At March 29, 2008 and December 29, 2007 accrued interest of $13.7 million and $8.9 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(6)                                 Financial Instruments

We adopted SFAS No. 157 on December 30, 2007, the first day of our 2008 fiscal year.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value.

Financial assets and liabilities are measured using inputs from the three levels of the SFAS No. 157 fair value hierarchy. The three levels are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Financial Instruments (Continued)

In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of March 29, 2008, which is included in “Other long-term liabilities” in our consolidated balance sheet (dollars in thousands):

		Fair Value Measurements as of March 29, 2008
	March 29, 2008	Level 1	Level 2	Level 3
Interest rate derivatives	$11,403	$—	$11,403	$—

We use our interest rate swap to manage variable interest rate exposure on our $130.0 million of term loan borrowings.  Our objective for holding this derivative is to decrease the volatility of future cash flows associated with interest payments on our variable rate debt.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our senior notes and senior subordinated notes as of March 29, 2008 and December 29, 2007 are as follows (dollars in thousands):

	March 29, 2008		December 29, 2007
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
8% Senior Notes due October 1, 2011	$240,000	$232,800	$240,000	$235,800
12% Senior Subordinated Notes due October 30, 2016(2):
— represented by EISs	119,268	129,444	119,067	126,561
— held separately	46,532	50,501	46,733	49,674

(1)          Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at March 29, 2008 was $7.76, based upon the $11.23 per share closing price of our separately traded Class A common stock and the $18.99 per EIS closing price of our EISs on the New York Stock Exchange on March 28, 2008 (the last business day of the first quarter of 2008).  Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

(3)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at December 29, 2007 was $7.60, based upon the $10.07 per share closing price of our separately traded Class A common stock and the $17.67 per EIS closing price of our EISs on the New York Stock Exchange on December 28, 2007 (the last business day of fiscal 2007).

The carrying value of our term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates.  Our term loan borrowings are subject to the interest rate swap discussed above.

(7)                                 Comprehensive Income Recognition

Comprehensive income includes net income, foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries, amortization of unrecognized prior service cost and pension deferrals, net of tax and mark to market adjustments of our cash flow hedge, net of tax.  The components of comprehensive income are as follows (dollars in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Comprehensive Income Recognition (Continued)

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007

Net income	$4,409	$4,074
Other comprehensive income:
Foreign currency translation adjustments	(37)	4
Amortization of unrecognized prior service cost and pension deferrals, net of tax	5	11
Mark to market adjustment of cash flow hedge transaction, net of tax	(3,417)	(697)
Comprehensive income	$960	$3,392

(8)                                 Pension Benefits

Net periodic costs for the first quarter of 2008 and 2007 include the following components (dollars in thousands):

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007

Service cost—benefits earned during the period	$330	$385
Interest cost on projected benefit obligation	360	336
Expected return on plan assets	(453)	(372)
Amortization of unrecognized prior service cost	(3)	6
Amortization of loss	11	11
Net pension cost	$245	$366

During the first quarter of 2008, we did not make any contributions to our defined benefit pension plans.  We anticipate electing to make payments of approximately $1.0 million during the remainder of fiscal 2008 to fund our defined benefit pension plan obligations.

(9)                                 Related-Party Transactions

Roseland Lease.  We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009.  Total rent expense associated with this lease was $0.2 million for the first quarters of 2008 and 2007.

Repurchase and Exchange of Class B Common Stock.  We used a portion of the proceeds of the Class A common stock offering to repurchase 6,762,455 shares of our Class B common stock, which were held by, among others, Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), Stephen C. Sherrill, the chairman of our board of directors, and certain of our current and former executive officers, at a per share repurchase price equal to the offering price of our Class A common stock, or $13.00 per share, less discounts and commissions.  BRS was our majority owner prior to our EIS offering in October 2004 and remained a majority owner of our Class B common stock prior to our Class A common stock offering in May 2007.  Mr. Sherrill is a managing director of Bruckmann, Rosser, Sherrill & Co., Inc., the manager of BRS.  We also exchanged the remaining 793,988 shares of our Class B common stock, which were held by certain of our current and former executive officers, for an equal numbers of shares of our Class A common stock in order to eliminate all of our outstanding Class

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Related-Party Transactions (Continued)

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

We have employment agreements with our executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined) or as a result of the employees’ disability, or termination by us or a deemed termination upon a change of control (as defined).  Severance benefits include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits, accelerated vesting under compensation plans and, in the case of a change of control, potential excise tax liability and gross-up payments.

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

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
	(dollars in thousands)
Net income	$4,409	$4,074
Less: Class A common stock dividends declared	7,797	4,240
Undistributed loss	$(3,388)	$(166)

Basic and diluted weighted average common shares outstanding:
Class A common stock	36,778,988	20,000,000
Class B common stock	—	7,556,443

Basic and diluted allocation of undistributed loss:
Class A common stock	$(3,388)	$(120)
Class B common stock	—	(46)
Total	$(3,388)	$(166)

Basic and diluted earnings per share:
Undistributed (loss) earnings per share:
Class A common stock	$(0.09)	$(0.01)
Class B common stock	$—	$(0.01)
Distributed earnings:
Class A common stock	$0.21	$0.21
Earnings (loss) per share:
Class A common stock	$0.12	$0.20
Class B common stock	$—	$(0.01)

Since May 29, 2007, we no longer have any shares of Class B common stock issued or outstanding.  In addition, no dividends on our Class B common stock were ever declared prior to such date.  Therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.  Diluted earnings per share for each of the periods presented is equal to basic earnings per share as no dilutive securities were outstanding during either period.

(12)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  As of March 29, 2008, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.  Our top ten customers accounted for approximately 46.7% and 45.2% of consolidated net sales for the first quarter of 2008 and the first quarter of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)                          Business and Credit Concentrations and Geographic Information (Continued)

2007, respectively.  Other than Wal-Mart, which accounted for 12.9% and 12.2% of our consolidated net sales for the first quarter of 2008 and the first quarter of 2007, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2008 or the first quarter of 2007.

During the first quarter of 2008 and the first quarter of 2007, respectively, our sales to foreign countries represented approximately 1.0% of net sales and less than 1.0% of net sales, respectively.  Our foreign sales are primarily to customers in Canada.

(13)                          Income Taxes

As of March 29, 2008 and December 29, 2007, we have approximately $0.1 million of total unrecognized tax benefits, which includes interest and penalties, that if recognized would have a favorable impact on our tax expense.  We continue to classify interest and penalties related to income tax uncertainties as income tax expense.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended March 29, 2008 (first quarter of 2008) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2007 (fiscal 2007) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 6, 2008 (which we refer to as our 2007 Annual Report on Form 10-K).

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

Our goal is to continue to increase sales, profitability and cash flows by enhancing our existing portfolio of branded shelf-stable products and by capitalizing on our competitive strengths.  We intend to implement our growth strategy through the following initiatives: expanding our brand portfolio with acquisitions of complementary branded businesses, continuing to develop innovative new products and delivering them to market quickly, leveraging our unique multiple channel sales and distribution system and continuing to focus on higher growth customers and distribution channels.

Since 1996, we have successfully acquired and integrated 18 separate brands into our operations.  We completed the acquisition of the Cream of Wheat and Cream of Rice brands from Kraft Foods Global, Inc. effective February 25, 2007, which we refer to in this report as the “Cream of Wheat acquisition.”  The Cream of Wheat acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.  The Cream of Wheat acquisition and the application of the purchase method of accounting for the acquisition affects comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses.  These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs.  We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers.  Raw materials, ingredients and packaging materials are subject to fluctuations in price attributable to a number of factors.  Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.  In the first quarter of 2008, our commodity prices for wheat, maple syrup, beans and corn sweeteners were higher than those incurred during the first quarter of 2007.

Maple syrup production in Canada, which represents the vast majority of global production, is expected to be well below industry projections and global demand in 2008 due to poor crop yields.  As a result, we expect to see significant further increases in the price we pay for maple syrup in 2008 and likely will face a shortfall in supply as compared to our needs, which would negatively impact our sales of maple syrup products.

In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years and at an increasing rate in recent months.  We expect that many of these costs will continue to rise for the foreseeable future.  We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and, if necessary, by raising sales prices.  We cannot assure you that any cost saving measures or sales price increases by us will offset increases to our raw material, ingredient, packaging and distribution costs.  To the extent we are unable to offset these cost increases, our operating results will be significantly negatively impacted during the remainder of fiscal 2008.

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

A Weakening of the U.S. Dollar in Relation to the Canadian Dollar.  We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada.  Over the past several years the U.S. dollar has weakened against the Canadian dollar, which has in turn significantly increased our costs relating to the production of our maple syrup products.

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

Our significant accounting policies are described more fully in note 2 to our consolidated financial statements included in our 2007 Annual Report on Form 10-K.  We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We completed our annual impairment tests for fiscal 2007 with no adjustments to the carrying values of goodwill and indefinite life intangibles.  We did not note any events or circumstances during the first quarter of 2008 that would indicate that goodwill or indefinite life intangibles might be impaired.

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

The Class A common stock portion of each EIS is included in stockholders’ equity, net of the related portion of the EIS transaction costs allocated to Class A common stock.  Dividends paid on our Class A common stock portion of each EIS are recorded as a decrease to additional paid-in capital when declared by us.  The senior subordinated note portion of each EIS is included in long-term debt, and the related portion of the EIS transaction costs allocated to the senior subordinated notes was capitalized as deferred debt issuance costs and is being amortized to interest expense using the effective interest method.  Interest on the senior subordinated notes is charged to interest expense as accrued by us and deducted for income tax purposes.

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

For periods in which we had shares of both Class A and Class B common stock issued and outstanding, net income is allocated between the two classes of common stock based upon the two-class method.  Basic and diluted earnings per share for the Class A common stock and Class B common stock is calculated by dividing allocated net income by the weighted average number of shares of Class A common stock and Class B common stock outstanding.

Pension Expense

We have defined benefit pension plans covering substantially all of our employees.  Our funding policy is to contribute annually the amount recommended by our actuaries.  The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute.  During the first quarter of 2008 and 2007, we made no contributions to our defined benefit pension plans.  We anticipate electing to make payments of approximately $1.0 million during the remainder of fiscal 2008 to fund our defined benefit pension plan obligations.  Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions during the remainder of fiscal 2008 and beyond.

Our discount rate assumption increased from 5.90% at December 30, 2006 to 6.50% at December 29, 2007 for our pension plans.  This increase in the discount rate, coupled with the amortization of deferred gains and losses will result in a decrease in fiscal 2008 pre-tax pension expense of approximately $0.5 million.  While we do not currently anticipate a change in our fiscal 2008 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.1 million.  Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.1 million.

In August 2006, the Pension Protection Act of 2006 was signed into law.  The major provisions of the statute became effective on January 1, 2008.  Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits.  Due to the fully funded status of our defined benefit pension plans as of December 29, 2007, the Pension Protection Act of 2006 is not currently expected to have a significant impact on our future pension funding requirements.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2008 and 2007 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
Statement of Operations:
Net sales	100.0%	100.0%
Cost of goods sold	70.0%	68.5%
Gross profit	30.0%	31.5%

Sales, marketing and distribution expenses	10.6%	11.1%
General and administrative expenses	1.1%	1.8%
Amortization expense—customer relationships	1.4%	0.6%
Operating income	16.9%	18.0%

Interest expense, net	10.8%	11.7%
Income before income tax expense	6.1%	6.3%

Income tax expense	2.3%	2.4%
Net income	3.8%	3.9%

As used in this section the terms listed below have the following meanings:

Net Sales.  Our net sales represents gross sales of products shipped to customers plus amounts charged to customers for shipping and handling, less cash discounts, coupon redemptions, slotting fees and trade promotional spending.

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

General and Administrative Expenses.  Our general and administrative expenses include administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services and other general corporate expenses.

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

EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions, if any, and pay its income taxes and dividends. Rather, EBITDA is a potential indicator of an entity’s ability to fund these cash requirements. EBITDA is not a complete measure of an entity’s profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses and income taxes. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA can still be useful in evaluating our performance against our peer companies because management believes this measure provides users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the first quarter of 2008 and 2007 along with the components of EBITDA follows:

	Thirteen Weeks Ended
	March 29, 2008	March 31, 2007
	(dollars in thousands)
Net income	$4,409	$4,074
Income tax expense	2,690	2,487
Interest expense, net	12,571	12,125
Depreciation and amortization	3,689	2,458
EBITDA	23,359	21,144
Income tax expense	(2,690)	(2,487)
Interest expense, net	(12,571)	(12,125)
Deferred income taxes	2,177	2,076
Amortization of deferred financing costs	792	773
Changes in assets and liabilities, net of effects of business combination	(93)	(4,564)
Net cash provided by operating activities	$10,974	$4,817

First quarter of 2008 compared to the first quarter of 2007

Net Sales.  Net sales increased $12.6 million or 12.1% to $116.3 million for the first quarter of 2008 from $103.7 million for the first quarter of 2007.  Cream of Wheat, which was acquired by us effective February 25, 2007, accounted for $11.7 million of the net sales increase offset by a decrease in net sales of $0.8 million relating to the termination of a temporary co-packing arrangement.  The remaining $1.7 million increase in our net sales related to increases in unit volume.  Net sales of our lines of Ortega, Las Palmas, Maple Grove Farms, Polaner and Sa-són products increased in the amounts of $1.0 million, $0.6 million, $0.5 million, $0.5 million and $0.4 million or 3.9%, 11.0%, 3.4%, 4.9% and 50.6%, respectively.  These increases were offset by a reduction in net sales of Underwood, Emeril’s, B&M and Regina products of $0.6 million, $0.5 million, $0.4 million and $0.3 million or 12.2%, 11.5%, 8.1% and 12.4%, respectively.  In the aggregate, net sales for all other brands increased $0.5 million, or 1.3%.  Cream of Wheat net sales for January and February of the first quarter of 2008, were $9.0 million.  We did not own the Cream of Wheat business during January and February of the first quarter of 2007.  Net sales of our Cream of Wheat products increased $2.7 million or 41.1% during March 2008 as compared to March 2007, primarily as a result of increases in unit volume through new distribution.

Gross Profit.  Gross profit increased $2.2 million or 6.9% to $34.9 million for the first quarter of 2008 from $32.7 million for the first quarter of 2007.  Gross profit expressed as a percentage of net sales decreased 1.5% to 30.0% in the first quarter of 2008 from 31.5% in the first quarter of 2007.  This decrease in gross profit expressed as percentage of net sales was primarily attributable to increased spending on trade promotions and slotting and increased costs for packaging, wheat, maple syrup, transportation and corn sweeteners, partially offset by the positive impact of the Cream of Wheat acquisition.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses increased $0.8 million or 6.8% to $12.3 million for the first quarter of 2008 from $11.5 million for the first quarter of 2007.  This increase is primarily due to an increase in consumer marketing of $0.8 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 10.6% for the first quarter of 2008 from 11.1% for the first quarter of 2007.

General and Administrative Expenses.  General and administrative expenses decreased $0.4 million or 25.8% to $1.4 million for the first quarter of 2008 from $1.8 million in the first quarter of 2007.  The decrease in general and administrative expenses primarily resulted from a decreased accrual for incentive compensation of $0.2 million, professional fees of $0.1 million and other expenses of $0.1 million.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships increased $0.9 million to $1.6 million for the first quarter of 2008 from $0.7 million for the first quarter of 2007.  This increase is attributable to the Cream of Wheat acquisition, which was completed during the first quarter of 2007.

Operating Income.  As a result of the foregoing, operating income increased $1.0 million or 5.3% to $19.7 million for the first quarter of 2008 from $18.7 million for the first quarter of 2007.  Operating income expressed as a percentage of net sales decreased to 16.9% in the first quarter of 2008 from 18.0% in the first quarter of 2007.

Net Interest Expense.  Net interest expense increased $0.5 million or 3.4% to $12.6 million for the first quarter of 2008 from $12.1 million in the first quarter of 2007.  Our average debt outstanding during the first quarter of 2008 was approximately $36.7 million higher than during the first quarter of 2007 as a result of $205.0 million of additional term loan borrowings made in February 2007 in connection with the Cream of Wheat acquisition partially offset by term loan prepayments of $100.0 million made in May 2007 with a portion of the proceeds from our Class A common stock offering.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $0.2 million to $2.7 million for the first quarter of 2008 from $2.5 million for the first quarter of 2007.  Our effective tax rate was 37.9% for the first quarter of 2008 and 2007.

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

Cash Flows.  Cash provided by operating activities increased $6.2 million to $11.0 million for the first quarter of 2008 from $4.8 million for the first quarter of 2007.  The increase was due to changes relating to a decrease in accounts receivable (primarily as a result of an increase in accounts receivable at the end of the first quarter of 2007 from the Cream of Wheat acquisition) and inventory offset by a decrease in accounts payable and accrued expenses.  Working capital at March 29, 2008 was $112.6 million, a decrease of $2.5 million from working capital at December 29, 2007 of $115.1 million.

Net cash used in investing activities for the first quarter of 2008 was $6.4 million as compared to $203.2 million for the first quarter of 2007.  Investment expenditures for the first quarter of 2007 included $200.9 million for the Cream of Wheat acquisition.  Capital expenditures during the first quarter of 2008 increased $4.1 million to $6.4 million from $2.3 million during the first quarter of 2007 and included expenditures of $5.1 million relating to the expansion of our Stoughton, Wisconsin facility and the pending transfer of a portion of the Cream of Wheat production to that facility.

Net cash used in financing activities for the first quarter of 2008 was $7.8 million as compared to $196.8 million for the first quarter of 2007.  Net cash used in financing activities for the first quarter of 2008 consists of $7.8 million for the payment of dividends to holders of our Class A common stock.  Net cash provided by financing activities for the first quarter of 2007 consisted of $205.0 million in additional term loan borrowings ($100 million of which we subsequently prepaid during the second quarter of 2007), offset by $4.2 million in dividends paid on our Class A common stock and $4.0 million in debt issuance costs.

Based on a number of factors, including our trademark, goodwill and customer relationship intangibles amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2007 and 2006 as compared to our tax expense for financial reporting purposes.  While we expect our cash taxes to continue to increase in fiscal 2008 as compared to the prior two years, we believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and customer relationship intangibles for the taxable years 2008 through 2022.

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

For the first quarter of 2008 and 2007, we had cash flows provided by operating activities of $11.0 million and $4.8 million, and distributed $7.8 million and $4.2 million, respectively, as dividends. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under our senior notes indenture, our senior subordinated notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

Acquisitions

Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions.  We have historically financed acquisitions with borrowings and cash flows from operating activities.  Our interest expense has increased significantly as a result of additional indebtedness we have incurred as a result of the Cream of Wheat acquisition in February 2007, and will increase with any additional indebtedness we may incur to finance future acquisitions, if any.  To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Environmental and Health and Safety Costs

We have not made any material expenditures during the first quarter of 2008 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings.  The interest rate for the remaining $100.0 million of term loan borrowings, which we subsequently prepaid, was 7.36% as of the prepayment date (based upon a three-month LIBOR rate in effect at that time that expired on May 25, 2007).  The swap is designated as a cash flow hedge under the guidelines of SFAS No. 133.  The swap is in place through the life of the term loan, ending on February 26, 2013.  Changes in fair value of the swap are recorded in other comprehensive income, net of tax in our consolidated statements of operations.

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of March 29, 2008, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility was undrawn on the date of commencement in October 2004 and remained undrawn through March 29, 2008.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.4 million, was $22.6 million at March 29, 2008.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

12.0% Senior Subordinated Notes due 2016.  In October 2004, we issued $165.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016, $143.0 million of which are in the form of EISs and $22.8 million separate from EISs.  As of March 29, 2008, $119.3 million aggregate principal amount of senior subordinated notes was held in the form of EISs and $46.5 million aggregate principal amount of senior subordinated notes was held separate from EISs.

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

Our senior subordinated notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of March 29, 2008, we were in compliance with all of the covenants in the senior subordinated notes indenture.

8.0% Senior Notes due 2011.  In October 2004, we issued $240.0 million aggregate principal amount of 8.0% senior notes due 2011.  Interest on the senior notes is payable on April 1 and October 1 of each year.  The senior notes will mature on October 1, 2011, unless earlier retired or redeemed as described below.

We may not redeem the senior notes prior to October 1, 2008.  On and after October 1, 2008, we may redeem some or all of the senior notes at a redemption price of 104.0% beginning October 1, 2008 and thereafter at prices declining annually to 100.0% on or after October 1, 2010.  If we or any of the guarantors sell certain assets or experience specific kinds of changes in control, we must offer to purchase the senior notes at the prices as described in our senior notes indenture plus accrued and unpaid interest to the date of redemption.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of March 29, 2008, we were in compliance with all of the covenants in the senior notes indenture.

Future Capital Needs

We are highly leveraged.  On March 29, 2008, our total long-term debt and stockholders’ equity was $535.8 million and $167.8 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, and pay our anticipated dividends on our Class A common stock.  We expect to make capital expenditures of approximately $11.0 million in the aggregate during fiscal 2008.

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

Inflation

During fiscal 2007 and the first quarter of 2008, we were faced with increasing prices in certain commodities and packaging materials and we expect this trend to continue.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  Our cost increases in fiscal 2007 and the first quarter of 2008 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs.  We believe that through sales price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases.  There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year, with the exception of certain provisions deferred until the beginning of our 2009 fiscal year.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The impact of the adoption of SFAS No. 157 for financial assets and liabilities was not material to our consolidated interim financial statements.  We have not yet determined the impact that the adoption of SFAS No. 157 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however we do not anticipate it to materially impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160).  SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 141R and SFAS No. 160 are effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 will have on our consolidated financial statements.

Off-balance Sheet Arrangements

As of March 29, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first quarter of 2008, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2007 Annual Report on Form 10-K, except that we entered into a new lease in Tennessee (in connection with the transfer of our warehousing operations in Tennessee from one leased location to another leased location) that will require us to make rental payments of approximately $4.0 million in the aggregate over the course of the lease, which expires in 2013.  In addition, our expected contributions to our defined benefit pension plans for fiscal 2008 have increased from $0.1 million to $1.0 because, although not obligated to do so, we anticipate electing to make $1.0 million of contributions during the remainder of fiscal 2008.  During the first quarter of 2008, we made no contributions to our defined benefit pension plans.

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

•                  competitors’ pricing practices and promotional spending levels;

•                  the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other regulations may disrupt our supply of raw materials or certain finished goods products; and

•                  fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

•                  other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors” in our 2007 Annual Report on Form 10-K.

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The revolving credit facility was undrawn at March 29, 2008.  We have outstanding $130.0 million of term loan borrowings at March 29, 2008 and December 29, 2007.  The interest rate payable for our term loan borrowings is effectively fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007.

The carrying value of our term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates.  Our term loan borrowings are subject to the interest rate swap discussed above and in note 6 to our consolidated financial statements included herein.

The carrying values and fair values of our senior notes and senior subordinated notes as of March 29, 2008 and December 29, 2007 are as follows (dollars in thousands):

	March 29, 2008		December 29, 2007
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
8% Senior Notes due October 1, 2011	$240,000	$232,800	$240,000	$235,800
12% Senior Subordinated Notes due October 30, 2016(2):
— represented by EISs	119,268	129,444	119,067	126,561
— held separately	46,532	50,501	46,733	49,674

(1)          Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at March 29, 2008 was $7.76, based upon the $11.23 per share closing price of our separately traded Class A common stock and the $18.99 per EIS closing price of our EISs on the New York Stock Exchange on March 28, 2008 (the last business day of the first quarter of 2008).  Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

(3)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at December 29, 2007 was $7.60, based upon the $10.07 per share closing price of our separately traded Class A common stock and the $17.67 per EIS closing price of our EISs on the New York Stock Exchange on December 28, 2007 (the last business day of fiscal 2007).

The information under the heading “Inflation” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

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

Item 1A.    Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2007 Annual Report on Form 10-K.

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

Dated: April 30, 2008	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)