Form 10-Q
period 2008-06-28
B&G Foods, Inc.
filed 2008-07-28
CIK 1278027

As filed with the Securities and Exchange Commission on July 28, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2008

or

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
Yes ☐ No ☒

As of June 28, 2008, the registrant had 36,796,988 shares of Class A common stock, par value $0.01 per share, issued and outstanding, 16,764,277 of which were held in the form of Enhanced Income Securities (EISs) and 20,032,711 of which were held separate from EISs.  Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016.  As of June 28, 2008, the registrant had no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(Unaudited)

	June 28, 2008	December 29, 2007

Assets
Current assets:
Cash and cash equivalents	$24,086	$36,606
Trade accounts receivable, net	37,569	42,362
Inventories	99,283	93,181
Prepaid expenses	2,894	3,556
Income tax receivable	301	569
Deferred income taxes	648	648
Total current assets	164,781	176,922

Property, plant and equipment, net of accumulated depreciation of $59,954 and $55,679	54,369	49,658
Goodwill	253,353	253,353
Trademarks	227,220	227,220
Customer relationship intangibles, net	119,543	122,768
Net deferred debt issuance costs and other assets	15,670	17,669
Total assets	$834,936	$847,590

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$27,817	$32,126
Accrued expenses	16,363	21,894
Dividends payable	7,801	7,797
Total current liabilities	51,981	61,817

Long-term debt	535,800	535,800
Other liabilities	6,274	6,376
Deferred income taxes	73,205	68,962
Total liabilities	667,260	672,955

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 36,796,988 and 36,778,988 shares issued and outstanding as of June 28, 2008 and December 29, 2007	368	368
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	186,957	202,197
Accumulated other comprehensive loss	(3,376)	(3,718)
Accumulated deficit	(16,273)	(24,212)
Total stockholders’ equity	167,676	174,635
Total liabilities and stockholders’ equity	$834,936	$847,590

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$119,184	$118,204	$235,526	$221,949
Cost of goods sold	85,626	80,881	167,038	151,943
Gross profit	33,558	37,323	68,488	70,006

Operating expenses:
Sales, marketing and distribution expenses	11,461	12,566	23,750	24,070
General and administrative expenses	1,882	1,598	3,240	3,428
Amortization expense—customer relationships	1,612	1,613	3,225	2,276
Operating income	18,603	21,546	38,273	40,232

Other expenses:
Interest expense, net	12,908	15,529	25,479	27,654
Income before income tax expense	5,695	6,017	12,794	12,578
Income tax expense	2,165	2,280	4,855	4,767
Net income	$3,530	$3,737	7,939	7,811

Earnings per share calculations:
Basic and diluted distributed earnings per share:
Class A common stock	$0.21	$0.30	$0.42	$0.52
Basic and diluted earnings (loss) per share:
Class A common stock	$0.10	$0.17	$0.22	$0.38
Class B common stock	$—	$(0.13)	$—	$(0.14)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 28, 2008	June 30, 2007

Cash flows from operating activities:
Net income	$7,939	$7,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,533	5,863
Amortization of deferred debt issuance costs	1,584	1,605
Deferred income taxes	4,045	3,842
Write off of deferred debt issuance costs	—	1,769
Stock-based compensation expense	358	—
Changes in assets and liabilities, net of effects of business acquired:
Trade accounts receivable	4,793	(1,228)
Inventories	(6,102)	(10,497)
Prepaid expenses	662	484
Income tax receivable	268	(61)
Other assets	415	(8)
Trade accounts payable	(4,309)	2,308
Accrued expenses	(5,516)	117
Other liabilities	423	(175)
Net cash provided by operating activities	12,093	11,830

Cash flows from investing activities:
Capital expenditures	(9,034)	(6,496)
Payments for acquisition of businesses	—	(200,936)
Net cash used in investing activities	(9,034)	(207,432)

Cash flows from financing activities:
Payments of long-term debt	—	(100,000)
Proceeds from issuance of long-term debt	—	205,000
Payments for repurchase of Class B common stock	—	(82,417)
Proceeds from issuance of Class A common stock, net	—	193,226
Dividends paid	(15,594)	(8,480)
Payment of debt issuance costs	—	(4,001)
Net cash (used in) provided by financing activities	(15,594)	203,328

Effect of exchange rate fluctuations on cash and cash equivalents	15	74
Net (decrease) increase in cash and cash equivalents	(12,520)	7,800

Cash and cash equivalents at beginning of period	36,606	29,626
Cash and cash equivalents at end of period	$24,086	$37,426

Supplemental disclosures of cash flow information:
Cash interest payments	$23,928	$23,859
Cash income tax payments	$606	$547
Cash income tax refunds	$(60)	$(91)
Non-cash transactions:
Dividends declared and not yet paid	$7,801	$7,797

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

Recent Acquisition

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

The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations are included in our consolidated financial statements from the date of the acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill.  Trademarks are deemed to have an indefinite useful life and are not amortized.  Customer relationship intangibles are amortized over 20 years.  Goodwill, customer relationship intangibles and trademarks amortization are deductible for income tax purposes.

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

(Unaudited)

(1)                                 Nature of Operations (Continued)

EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs.  As of June 28, 2008, we had 36,796,988 shares of Class A common stock issued and outstanding, 16,764,277 of which were held in the form of EISs and 20,032,711 of which were held separate from EISs.  As of June 30, 2007, we had 36,778,988 shares of Class A common stock issued and outstanding, 18,895,867 of which were held in the form of EISs and 17,883,121 of which were held separate from EISs.

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

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen and twenty-six week periods ended June 28, 2008 (second quarter of 2008 and first two quarters of 2008) and June 30, 2007 (second quarter of 2007 and first two quarters of 2007) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of June 28, 2008, the results of our operations for the second quarter and first two quarters of 2008 and 2007, and cash flows for the first two quarters of 2008 and 2007.  Our results of operations for the second quarter and first two quarters of 2008 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2007 included in our Annual Report on Form 10-K for fiscal 2007 filed with the SEC on March 6, 2008.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment and deferred tax assets; the accounting for our enhanced income securities (EISs); the accounting for earnings per share and the accounting for stock-based compensation expense.  Actual results could differ from these estimates and assumptions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. FAS 142-3).  FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors.  FSP No. FAS 142-3 is effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the potential impact, if any, of the adoption of FSP No. FAS 142-3 on our consolidated financial statements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)                                 Inventories

Inventories consist of the following, as of the dates indicated (dollars in thousands):

	June 28, 2008	December 29, 2007
Raw materials and packaging	$28,304	$19,573
Work in process	1,759	2,641
Finished goods	69,220	70,967

Total	$99,283	$93,181

(4)                                 Goodwill, Trademarks and Customer Relationship Intangibles

There has been no change in the carrying amount of goodwill for the period from December 29, 2007 to June 28, 2008.

There has been no change in the carrying amount of trademarks for the period from December 29, 2007 to June 28, 2008.

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
	(dollars in thousands)
Balance at December 29, 2007	$129,000	$(6,232)	$122,768
Amortization expense	—	(3,225)	(3,225)
Balance at June 28, 2008	$129,000	$(9,457)	$119,543

Amortization expense associated with customer relationship intangibles for the second quarter and first two quarters of 2008 was $1.6 million and $3.2 million, respectively, and $1.6 million and $2.3 million, respectively, for the second quarter and first two quarters of 2007, and is recorded in operating expenses.  We expect to recognize an additional $3.3 million of amortization expense associated with our current customer relationship intangibles during the remainder of fiscal 2008, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (dollars in thousands):

	June 28, 2008	December 29, 2007
Revolving credit facility	$—	$—
Term loan	130,000	130,000
Total senior secured credit facility	130,000	130,000

12.0% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8.0% Senior Notes due October 1, 2011	240,000	240,000
Total long-term debt	$535,800	$535,800

As of June 28, 2008, the aggregate maturities of long-term debt are as follows (dollars in thousands):

Years ending December:
2008	$—
2009	—
2010	—
2011	240,000
2012	—
Thereafter	295,800
Total	$535,800

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of June 28, 2008, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility was undrawn on the date of its commencement in October 2004 and remained undrawn through June 28, 2008.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.5 million, was $22.5 million at June 28, 2008.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

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

Deferred Debt Issuance Costs.  In connection with the issuance of our senior subordinated notes and our senior notes in October, 2004, we capitalized approximately $23.1 million of financing costs, which will be amortized over their respective terms.  In connection with the issuance of our term loan in January 2006, we capitalized approximately $0.4 million of additional financing costs, which will be amortized over the term of the loan.  In connection with the issuance of additional term loan borrowings of $205.0 million in February 2007 we capitalized approximately $4.0 million of additional debt issuance costs.  During the second quarter of 2007 we wrote-off and expensed $1.8 million of deferred debt issuance costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings.  As of June 28, 2008 and December 29, 2007 we had net deferred debt issuance costs of $14.8 million and $16.4 million, respectively.

At June 28, 2008 and December 29, 2007 accrued interest of $8.9 million is included in accrued expenses in the accompanying consolidated balance sheets.

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

 In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of June 28, 2008, which is included in “Other long-term liabilities” in our consolidated balance sheet (dollars in thousands):

		Fair Value Measurements as of June 28, 2008
	June 28, 2008	Level 1	Level 2	Level 3
Interest rate derivatives	$5,392	$—	$5,392	$—

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

The carrying values and fair values of our senior notes and senior subordinated notes as of June 28, 2008 and December 29, 2007 are as follows (dollars in thousands):

	June 28, 2008		December 29, 2007
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
8% Senior Notes due October 1, 2011	$240,000	$238,800	$240,000	$235,800
12% Senior Subordinated Notes due October 30, 2016(2):
— represented by EISs	119,865	127,576	119,067	126,561
— held separately	45,935	48,891	46,733	49,674

(1)          Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at June 28, 2008 was $7.61, based upon the $9.10 per share closing price of our separately traded Class A common stock and the $16.71 per EIS closing price of our EISs on the New York Stock Exchange on June 27, 2008 (the last business day of the second quarter of 2008).  Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

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

(7)                                 Comprehensive Income Recognition

Comprehensive income includes net income, foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries, amortization of unrecognized prior service cost and pension deferrals, net of tax and mark to market adjustments of our cash flow hedge, net of tax.  The components of comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net income	$3,530	$3,737	$7,939	$7,811
Other comprehensive income:
Foreign currency translation adjustments	52	70	15	74
Amortization of unrecognized prior service cost and pension deferrals, net of tax	5	5	10	16
Mark to market adjustment of cash flow hedge transaction, net of tax	3,734	1,948	317	1,251
Comprehensive income	$7,321	$5,760	$8,281	$9,152

(8)                                 Pension Benefits

Net periodic costs for the second quarter and first two quarters of 2008 and 2007 include the following components (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost—benefits earned during the period	$330	$343	$660	$728
Interest cost on projected benefit obligation	360	324	720	660
Expected return on plan assets	(453)	(370)	(906)	(742)
Amortization of unrecognized prior service cost	(3)	(2)	(6)	4
Amortization of loss	11	11	22	22
Net pension cost	$245	$306	$490	$672

During the second quarter and first two quarters of 2008, we did not make any contributions to our defined benefit pension plans.  We have subsequently made a $0.5 million contribution during the third quarter of 2008 and we do not anticipate making any further contributions during the remainder of fiscal 2008 to fund our defined benefit pension plan obligations.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Related-Party Transactions

Roseland Lease.  We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009.  Total rent expense associated with this lease was $0.4 million for the first two quarters of 2008 and 2007.

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

(10)                          Commitments and Contingencies

We are subject to environmental laws and regulations in the normal course of business.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

During an environmental compliance audit of our Hurlock, Maryland facility conducted by a third-party consultant, we became aware of reporting violations of the Emergency Planning and Community Right to Know Act (EPCRA) and other environmental regulations.  We voluntarily self-disclosed these potential violations to the Environmental Protection Agency (EPA) pursuant to the EPA’s self-disclosure policy.  At the current time, we cannot reasonably estimate the penalty, if any, that may be imposed, but are working closely with the EPA to resolve this matter.  If a penalty is imposed, we do not expect that it will have a material adverse affect on our consolidated financial position, results of operations or liquidity.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                          Earnings per Share (Continued)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(dollars in thousands)
Net income	$3,530	$3,737	$7,939	$7,811
Less: Class A common stock dividends declared	7,801	7,797	15,598	12,037
Undistributed loss	$(4,271)	$(4,060)	$(7,659)	$(4,226)

Basic and diluted weighted average common shares outstanding:
Class A common stock	36,784,329	26,084,688	36,781,659	23,042,344
Class B common stock	—	4,816,194	—	6,186,319

Basic and diluted allocation of undistributed loss:
Class A common stock	$(4,271)	$(3,427)	$(7,659)	$(3,332)
Class B common stock	—	(633)	—	(894)
Total	$(4,271)	$(4,060)	$(7,659)	$(4,226)

Basic and diluted earnings per share:
Undistributed (loss) earnings per share:
Class A common stock	$(0.11)	$(0.13)	$(0.20)	$(0.14)
Class B common stock	$—	$(0.13)	$—	$(0.14)
Distributed earnings:
Class A common stock	$0.21	$0.30	$0.42	$0.52
Earnings (loss) per share:
Class A common stock	$0.10	$0.17	$0.22	$0.38
Class B common stock	$—	$(0.13)	$—	$(0.14)

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

(12)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  As of June 28, 2008, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.  Our top ten customers accounted for approximately 46.1% and 44.6% of consolidated net sales for the first two quarters of 2008 and 2007, respectively.  Other than Wal-Mart, which accounted for 13.3% and 11.8% of our consolidated net sales for the first two quarters of 2008 and 2007, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2008 or 2007.

During the second quarter of 2008 and 2007 and the first two quarters of 2008 and 2007, respectively, our sales to foreign countries represented less than 1.0% of net sales, respectively.  Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)                          Income Taxes

As of June 28, 2008 and December 29, 2007, we have approximately $0.2 million of total unrecognized tax benefits, which includes interest and penalties, that if recognized would have a favorable impact on our tax expense.  We continue to classify interest and penalties related to income tax uncertainties as income tax expense.

(14)                          Insurance Recovery

During the fourth quarter of fiscal 2006, we learned of an alleged theft of approximately $0.8 million over several years at our Roseland, New Jersey manufacturing facility resulting from overpayments allegedly authorized by a former supervisor to direct-store-delivery independent contractor truck drivers.  While the cumulative amount of the alleged theft may have been substantial, the related losses were reported in each respective period and discovery of this alleged theft did not result in changes to any previously reported results.  During the second quarter of 2007, we received insurance proceeds for the entire amount of the loss, which is recorded as an offset to general and administrative expenses.

(15)                          Stock-Based Compensation Expense

Upon the recommendation of our compensation committee, our board of directors on March 10, 2008 adopted the B&G Foods, Inc. 2008 Omnibus Incentive Compensation Plan, which we refer to as the 2008 Omnibus Plan, subject to stockholder approval.  Our stockholders approved the 2008 Omnibus Plan at our annual meeting on May 6, 2008.

The 2008 Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants.  Subject to adjustment as provided in the plan, the total number of shares of Class A common stock available for awards under the plan is 2,000,000.

Performance Share Awards.  On March 10, 2008, the compensation committee granted the following performance share long-term incentive awards (LTIAs) under the 2008 Omnibus Plan.  These awards were granted subject to stockholder approval of the 2008 Omnibus Plan, which was received on May 6, 2008.

Each of our named executive officers and certain other members of senior management were awarded performance share LTIAs that entitle the participant to earn shares of Class A common stock upon the attainment of certain performance goals over the applicable performance period.  The 2008 LTIAs have a one year performance period, fiscal 2008.  The 2008 to 2009 LTIAs have a two-year cumulative performance period, fiscal 2008 and fiscal 2009.  The 2008 to 2010 LTIAs have a three-year cumulative performance period, fiscal 2008 through fiscal 2010.

The 2008 LTIAs, 2008 to 2009 LTIAs and the 2008 to 2010 LTIAs, each have a threshold, target and maximum payout.  The awards will be settled based upon our performance over the one, two and three year cumulative performance periods, as applicable, with respect to “excess cash” (as defined in the award agreements), the applicable performance metric.  If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant to the awards.  If our performance meets or exceeds the performance threshold, then a varying amount of shares from the threshold amount (0% of the target amount) up to the maximum amount (300% of the target amount) may be earned.  Shares of Class A common stock in respect of the 2008 LTIAs, 2008 to 2009 LTIAs and 2008 to 2010 LTIAs will be issued in March 2009, March 2010 and March 2011, respectively, in each case subject to the performance goals for the applicable performance period being certified in writing by our compensation committee as having been achieved.

The recognition of compensation expense for the performance share LTIAs is initially based on the probable outcome of the performance condition based on the fair value of the award on the date of grant and

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)                          Stock-based Compensation Expense (Continued)

the anticipated number of shares to be awarded on a straight-line basis over the applicable performance period.  Our company’s performance against the defined performance goal will be re-evaluated on a quarterly basis throughout the applicable performance period and the recognition of compensation expense will be adjusted for subsequent changes in the estimated or actual outcome.  The cumulative effect on current and prior periods of a change in the estimated number of performance share awards is recognized as an adjustment to earnings in the period of the revision.

During the second quarter of 2008, we recognized $0.2 million of compensation expense related to the performance share LTIAs, which is reflected in general and administrative expenses in our consolidated statements of operations.  As of June 28, 2008, there was $1.9 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over a weighted average period of 2.67 years.

The following table details the activity in our performance share LTIAs for the first two quarters of 2008 as follows:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value (per share)(2)

Beginning of year	—	—
Granted	466,746	$7.66
Vested	—	—
Released	—	—
Forfeited	—	—
End of first two quarters	466,746	$7.66

(1)          The number of unvested performance shares is based on the participants earning their target number of performance shares at 100%.

(2)          The fair value of the awards was determined based upon the closing price of our Class A common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

Non-Employee Director Stock Grants.  Commencing in fiscal 2008, each of our non-employee directors receives an annual equity grant of $35,000 of Class A Common Stock as part of his or her non-employee director compensation.  These shares fully vest when issued.  On June 2, 2008, 18,000 shares of Class A common stock were issued to all non-employee directors based upon the closing price of our Class A common stock on May 30, 2008 (the business day immediately prior to the date of grant) of $9.72 per share.  Total compensation expense of $0.2 million is reflected in general and administrative expenses in our consolidated statements of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended June 28, 2008 (second quarter of 2008 and first two quarters of 2008) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2007 (fiscal 2007) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 6, 2008 (which we refer to as our 2007 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated 18 separate brands into our operations.  We completed the acquisition of the Cream of Wheat and Cream of Rice brands from Kraft Foods Global, Inc. effective February 25, 2007, which we refer to in this report as the “Cream of Wheat acquisition.”  The Cream of Wheat acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.  The Cream of Wheat acquisition and the application of the purchase method of accounting for the acquisition affect comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses.  These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs.  We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers.  Raw materials, ingredients and packaging materials are subject to fluctuations in price attributable to a number of factors.  Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.  In the second quarter and first two quarters of 2008, our commodity prices for wheat, maple syrup, beans and corn sweeteners were higher than those incurred during the thirteen and twenty-six weeks ended June 30, 2007 (second quarter of 2007 and first two quarters of 2007).

Maple syrup production in Canada, which represents the vast majority of global production, was significantly below industry projections due to poor crop yields and global demand in 2008.  As a result, the price we pay for maple syrup has increased significantly and we will likely face a shortfall in supply as compared to our needs, which will negatively impact our sales volume of maple syrup products.

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

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment, and deferred tax assets; the accounting for our EISs; the accounting for earnings per share and the accounting for stock-based compensation expense.  Actual results could differ from these estimates and assumptions.

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

We completed our annual impairment tests for fiscal 2007 with no adjustments to the carrying values of goodwill and indefinite life intangibles.  We did not note any events or circumstances during the first two quarters of 2008 that would indicate that goodwill or indefinite life intangibles might be impaired.

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

We have concluded that the call option and the change in control put option in the senior subordinated notes do not warrant separate accounting under SFAS No. 133 because they are clearly and closely related to the economic characteristics of the host debt instrument.  Therefore, we have allocated the entire proceeds of the offering to the Class A common stock and the senior subordinated notes.  Upon subsequent issuances of senior subordinated notes, if any, we will evaluate whether the call option and the change in control put option in the senior subordinated notes require separate accounting under SFAS No. 133.  We expect that if there is a substantial discount or premium upon a subsequent issuance of senior subordinated notes, we may need to separately account for the call option and the change in control put option features as embedded derivatives for such subsequent issuance.  If we determine that the embedded derivatives, if any, require separate accounting from the debt host contract under SFAS No. 133, the call option and the change in control put option associated with the senior subordinated notes will be recorded as derivative liabilities at fair value, with changes in fair value recorded as other non-operating income or expense.  Any discount on the senior subordinated notes resulting from the allocation of proceeds to an embedded derivative will be amortized to interest expense over the remaining life of the senior subordinated notes.

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

Income Tax Expense Estimates and Policies

As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes.  This process involves estimating our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we establish a valuation allowance.  Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we include such charge in our tax provision, or reduce our tax benefits in our consolidated statement of operations.  We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

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

Pension Expense

We have defined benefit pension plans covering substantially all of our employees.  Our funding policy is to contribute annually the amount recommended by our actuaries.  The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute.  During the second quarter of 2008 we did not make any contribution to our defined benefit pension plans as compared to $1.3 million of contributions during the second quarter of 2007.  During the third quarter of 2008, we have subsequently made contributions of $0.5 million to fund our defined benefit pension plan obligations and we do not anticipate making any further contributions during the remainder of fiscal 2008.  Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions during the remainder of fiscal 2008 and beyond.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter of 2008 and 2007 and the first two quarters of 2008 and 2007 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.8%	68.4%	70.9%	68.5%
Gross profit	28.2%	31.6%	29.1%	31.5%

Sales, marketing and distribution expenses	9.6%	10.6%	10.1%	10.8%
General and administrative expenses	1.6%	1.4%	1.4%	1.5%
Amortization expense—customer relationships	1.4%	1.4%	1.4%	1.0%
Operating income	15.6%	18.2%	16.2%	18.1%

Interest expense, net	10.8%	13.1%	10.8%	12.5%
Income before income tax expense	4.8%	5.1%	5.4%	5.7%

Income tax expense	1.8%	1.9%	2.1%	2.1%
Net income	3.0%	3.2%	3.4%	3.5%

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

General and Administrative Expenses.  Our general and administrative expenses include administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services and other general corporate expenses.  For the second quarter and first two quarters of 2007, general and administrative expenses is net of insurance proceeds relating to a previously reported employee theft.

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of 2008 and 2007 along with the components of EBITDA follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(Dollars in thousands)
Net income	$3,530	$3,737	$7,939	$7,811
Income tax expense	2,165	2,280	4,855	4,767
Interest expense, net	12,908	15,529	25,479	27,654
Depreciation and amortization	3,844	3,405	7,533	5,863
EBITDA	22,447	24,951	45,806	46,095
Income tax expense	(2,165)	(2,280)	(4,855)	(4,767)
Interest expense, net	(12,908)	(15,529)	(25,479)	(27,654)
Deferred income taxes	1,868	1,766	4,045	3,842
Amortization of deferred financing costs	792	832	1,584	1,605
Write off of deferred debt issuance costs	—	1,769	—	1,769
Stock-based compensation expense	358	—	358	—
Changes in assets and liabilities, net of effects of business combination	(9,273)	(4,496)	(9,366)	(9,060)
Net cash provided by operating activities	$1,119	$7,013	$12,093	$11,830

Second quarter of 2008 compared to the second quarter of 2007.

Net Sales.  Net sales increased $1.0 million or 0.8% to $119.2 million for the second quarter of 2008 from $118.2 million for the second quarter of 2007.  The increase in our net sales related to increases in unit volume.  Net sales of our lines of Maple Grove Farms, Ortega, B&M and Las Palmas products increased in the amounts of $2.3 million, $1.5 million, $1.1 million and $0.5 million or 15.0%, 6.1%, 12.7% and 9.3%, respectively.  These increases were offset by a reduction in net sales of Cream of Wheat, Sa-són, Polaner, B&G, Underwood and Emeril products of $1.8 million, $0.6 million, $0.6 million, $0.5 million, $0.3 million and $0.3 million or 14.5%, 36.5%, 5.7%, 4.5%, 5.4% and 5.2%, respectively.  In the aggregate, net sales for all other brands decreased $0.3 million, or 2.5%.

Gross Profit.  Gross profit decreased $3.7 million or 10.1% to $33.6 million for the second quarter of 2008 from $37.3 million for the second quarter of 2007.  Gross profit expressed as a percentage of net sales decreased 3.4% to 28.2% in the second quarter of 2008 from 31.6% in the second quarter of 2007.  This decrease in gross profit expressed as a percentage of net sales was primarily attributable to increased spending on trade promotions and increased costs for wheat, maple syrup, corn, packaging, transportation and sweeteners.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses decreased $1.1 million or 8.8% to $11.5 million for the second quarter of 2008 from $12.6 million for the second quarter of 2007.  This decrease is primarily due to a decrease in consumer marketing of $0.7 million and a decrease in selling expense of $0.6 million offset by an increase in warehousing expense of $0.2 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 9.6% for the second quarter of 2008 from 10.6% for the second quarter of 2007.

General and Administrative Expenses.  General and administrative expenses increased $0.3 million or 17.8% to $1.9 million for the second quarter of 2008 from $1.6 million in the second quarter of 2007.  Excluding the impact of the $0.8 million insurance reimbursement received in the second quarter of 2007, general and administrative expenses decreased by $0.5 million in the second quarter of 2008 as compared to the second quarter of 2007.  This decrease was primarily the result of a decrease in professional fees of $0.3 million and compensation expense of $0.3 million partially offset by an increase in other expenses of $0.1 million.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships remained consistent at $1.6 million for the second quarter of 2008 and for the second quarter of 2007.

Operating Income.  As a result of the foregoing, operating income decreased $2.9 million or 13.7% to $18.6 million for the second quarter of 2008 from $21.5 million for the second quarter of 2007.  Operating income expressed as a percentage of net sales decreased to 15.6% in the second quarter of 2008 from 18.2% in the second quarter of 2007.

Net Interest Expense.  Net interest expense decreased $2.6 million or 16.9% to $12.9 million for the second quarter of 2008 from $15.5 million in the second quarter of 2007.  Interest expense for the second quarter of 2007 included a write off of deferred financing costs of $1.8 million relating to our prepayment of $100.0 million of term loan borrowing with a portion of the proceeds of our public offering of Class A common stock in May 2007.  Our average debt outstanding during the second quarter of 2008 was approximately $66.7 million lower than during the second quarter of 2007.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense decreased $0.1 million to $2.2 million for the second quarter of 2008 from $2.3 million for the second quarter of 2007.  Our effective tax rate was 37.9% for the second quarter of 2008 and 2007.

First two quarters of 2008 compared to first two quarters of 2007.

Net Sales.  Net sales increased $13.6 million or 6.1% to $235.5 million for the first two quarters of 2008 from $221.9 million for the first two quarters of 2007.  Excluding the impact of the Cream of Wheat acquisition and the termination of a temporary co-packing arrangement, net sales increased $4.5 million or 2.0% relating to increases in sales price and unit volume.  The Cream of Wheat acquisition, which was completed in late February 2007, accounted for $9.9 million of the net sales increase, offset by a decrease in net sales of $0.8 million relating to the termination of the temporary co-packing arrangement.   Net sales of our lines of Maple Grove Farms, Ortega, Las Palmas, B&M, Joan of Arc and Grandma’s products increased in the amounts of $2.8 million, $2.4 million, $1.2 million, $0.8 million, $0.3 million and $0.3 million or 9.1%, 5.0%, 10.1%, 5.7%, 8.8% and 9.0%, respectively.  These increases were offset by a reduction in net sales of Underwood, Emeril’s, Regina and B&G products of $0.9 million, $0.8 million, $0.5 million and $0.5 million or 8.7%, 8.2%, 9.3% and 2.4%, respectively.  In the aggregate, net sales for all other brands decreased $0.6 million, or 1.5%.

Gross Profit.  Gross profit decreased $1.5 million or 2.2% to $68.5 million for the first two quarters of 2008 from $70.0 million for the first two quarters of 2007.  Gross profit expressed as a percentage of net sales decreased 2.4% to 29.1% in the first two quarters of 2008 from 31.5% in the first two quarters of 2007.  The decrease in gross profit expressed as percentage of net sales was primarily attributable to increased spending on trade promotions and increased costs for wheat, maple syrup, corn, packaging, transportation and sweeteners.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses decreased $0.3 million or 1.3% to $23.8 million for the first two quarters of 2008 from $24.1 million for the first two quarters of 2007.  The decrease is primarily due to a decrease in brokerage and salesmen commissions of $0.3 million as well as general selling expenses of $0.3 million, offset by an increase in warehousing of $0.3 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 10.1% for the first two quarters of 2008 from 10.8% for the first two quarters of 2007.

General and Administrative Expenses.  General and administrative expenses decreased $0.2 million or 5.5% to $3.2 million for the first two quarters of 2008 from $3.4 million in the first two quarters of 2007.  Excluding the impact of the $0.8 million insurance reimbursement received in the second quarter of 2007, general and administrative expenses decreased by $1.0 million in the first two quarters of 2008 as compared to the first two quarters of 2007.  This decrease was primarily the result of a decrease in professional fees of $0.4 million, compensation expense of $0.4 million and other expenses of $0.2 million.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships increased $0.9 million to $3.2 million for the first two quarters of 2008 from $2.3 million for the first two quarters of 2007. This increase is attributable to the Cream of Wheat acquisition, which was completed during the first quarter of 2007.

Operating Income.  As a result of the foregoing, operating income decreased $1.9 million or 4.9% to $38.3 million for the first two quarters of 2008 from $40.2 million for the first two quarters of 2007.  Operating income expressed as a percentage of net sales decreased to 16.2% in the first two quarters of 2008 from 18.1% in the first two quarters of 2007.

Net Interest Expense.  Net interest expense decreased $2.2 million or 7.9% to $25.5 million for the first two quarters of 2008 from $27.7 million in the first two quarters of 2007.  Interest expense for the first two quarters of 2007 included a write-off of deferred financing costs of $1.8 million relating to our prepayment of $100.0 million of term loan borrowings with a portion of the proceeds of our public offering of Class A common stock in May 2007.  Our average debt outstanding was approximately $15.0 million lower for the first two quarters of 2008 as compared to the first two quarters of 2007.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense remained constant at $4.8 million for the first two quarters of 2008 and the first two quarters of 2007.  Our effective tax rate was 37.9% for the first two quarters of 2008 and 2007.

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

Cash Flows.  Cash provided by operating activities increased $0.3 million to $12.1 million for the first two quarters of 2008 from $11.8 million for the first two quarters of 2007.  The increase was due to changes relating to a decrease in accounts receivable (primarily as a result of an increase in accounts receivable at the end of the second quarter of 2007 from the Cream of Wheat acquisition) and inventory offset by a decrease in accounts payable and accrued expenses.  Working capital at June 28, 2008 was $112.8 million, a decrease of $2.3 million from working capital at December 29, 2007 of $115.1 million.

Net cash used in investing activities for the first two quarters of 2008 was $9.0 million as compared to $207.4 million for the first two quarters of 2007.  Investment expenditures for the first two quarters of 2007 included $200.9 million for the Cream of Wheat acquisition.  Capital expenditures during the first two quarters of 2008 increased $2.5 million to $9.0 million from $6.5 million during the first two quarters of 2007 and included expenditures of $7.3 million relating to the expansion of our Stoughton, Wisconsin facility and the transfer of a portion of the Cream of Wheat production to that facility.

Net cash used in financing activities for the first two quarters of 2008 was $15.6 million as compared to net cash provided by financing activities of $203.3 million for the first two quarters of 2007.  Net cash used in financing activities for the first two quarters of 2008 was entirely for the payment of dividends to holders of our Class A common stock.  Net cash provided by financing activities for the first two quarters of 2007 consisted of $205.0 million in additional term loan borrowings ($100.0 million of which we subsequently prepaid during the second quarter of 2007), $193.2 million from the issuance of Class A common stock, net of underwriting discounts and commissions and other expenses, offset by $82.4 million for the repurchase of Class B common stock, $8.5 million in dividends paid on our Class A common stock and $4.0 million in debt issuance costs.

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

For the first two quarters of 2008 and 2007, we had cash flows provided by operating activities of $12.1 million and $11.8 million, and distributed $15.6 million and $8.5 million, respectively, as dividends. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under our senior notes indenture, our senior subordinated notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

Acquisitions

Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions.  We have historically financed acquisitions with borrowings and cash flows from operating activities.  Our interest expense will increase with any additional indebtedness we may incur to finance future acquisitions, if any.  To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

Environmental and Health and Safety Costs

We have not made any material expenditures during the first two quarters of 2008 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

During an environmental compliance audit of our Hurlock, Maryland facility conducted by a third-party consultant, we became aware of reporting violations of the Emergency Planning and Community Right to Know Act (EPCRA) and other environmental regulations.  We voluntarily self-disclosed these potential violations to the Environmental Protection Agency (EPA) pursuant to the EPA’s self-disclosure policy.  At the current time, we cannot reasonably estimate the penalty, if any, that may be imposed, but are working closely with the EPA to resolve this matter.  If a penalty is imposed, we do not expect that it will have a material adverse affect on our consolidated financial position, results of operations or liquidity.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of June 28, 2008, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The revolving credit facility was undrawn on the date of commencement in October 2004 and remained undrawn through June 28, 2008.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.5 million, was $22.5 million at June 28, 2008.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

12.0% Senior Subordinated Notes due 2016.  In October 2004, we issued $165.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016, $143.0 million of which are in the form of EISs and $22.8 million separate from EISs.  As of June 28, 2008, $119.9 million aggregate principal amount of senior subordinated notes was held in the form of EISs and $45.9 million aggregate principal amount of senior subordinated notes was held separate from EISs.

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

Our senior subordinated notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of June 28, 2008, we were in compliance with all of the covenants in the senior subordinated notes indenture.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of June 28, 2008, we were in compliance with all of the covenants in the senior notes indenture.

Future Capital Needs

We are highly leveraged.  On June 28, 2008, our total long-term debt and stockholders’ equity was $535.8 million and $167.7 million, respectively.

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

Inflation

During fiscal 2007 and the first two quarters of 2008, we were faced with increasing prices in certain commodities and packaging materials and we expect this trend to continue.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  Our cost increases in fiscal 2007 and the first two quarters of 2008 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs.  We believe that through sales price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases.  There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. FAS 142-3).  FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors.  FSP No. FAS 142-3 is effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the potential impact, if any, of the adoption of FSP No. FAS 142-3 on our consolidated financial statements.

Off-balance Sheet Arrangements

As of June 28, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2008, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2007 Annual Report on Form 10-K, except that we entered into a new lease in Tennessee (in connection with the transfer of our warehousing operations in Tennessee from one leased location to another leased location) that will require us to make rental payments of approximately $4.0 million in the aggregate over the course of the lease, which expires in 2013.  In addition, our expected contributions to our defined benefit pension plans for fiscal 2008 have increased from $0.1 million to $0.5 because, although not obligated to do so, we made $0.5 million of contributions to our defined benefit pension plans during the third quarter of 2008.  We do not anticipate making any further contributions to our defined benefit pension plans during the remainder of fiscal 2008.

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The revolving credit facility was undrawn at June 28, 2008.  We have outstanding $130.0 million of term loan borrowings at June 28, 2008 and December 29, 2007.  The interest rate payable for our term loan borrowings is effectively fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007.

The carrying value of our term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates.  Our term loan borrowings are subject to the interest rate swap discussed above and in note 6 to our consolidated financial statements included herein.

The carrying values and fair values of our senior notes and senior subordinated notes as of June 28, 2008 and December 29, 2007 are as follows (dollars in thousands):

	June 28, 2008		December 29, 2007
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
8% Senior Notes due October 1, 2011	$240,000	$238,800	$240,000	$235,800
12% Senior Subordinated Notes due October 30, 2016(2):
— represented by EISs	119,865	127,576	119,067	126,561
— held separately	45,935	48,891	46,733	49,674

(1)          Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at June 28, 2008 was $7.61 based upon the $9.10 per share closing price of our separately traded Class A common stock and the $16.71 per EIS closing price of our EISs on the New York Stock Exchange on June 27, 2008 (the last business day of the first two quarters of 2008).  Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 6, 2008.  At the annual meeting, our stockholders considered and voted upon the election of seven directors to serve until the next annual meeting of stockholders and until their successors have been elected and qualified.  All seven of the nominees for the board of directors were elected by the following vote:

Class A Director Nominee	For	Withheld

Robert C. Cantwell	33,127,788	1,105,280

James R. Chambers	34,199,810	33,258

Cynthia T. Jamison	33,902,925	330,143

Dennis Mullen	33,925,062	308,006

Alfred Poe	33,100,167	1,132,901

Steven C. Sherrill	33,128,612	1,104,456

David L. Wenner	33,118,944	1,114,124

Our stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending January 3, 2009, by the following vote:

For	Against	Abstain
34,240,767	208,197	106,161

Our stockholders approved the B&G Foods, Inc. 2008 Omnibus Incentive Compensation Plan by the following vote:

For	Against	Abstain
22,980,703	3,130,458	376,930

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2008	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)