Form 10-Q
period 2008-09-27
B&G Foods, Inc.
filed 2008-10-30
CIK 1278027

As filed with the Securities and Exchange Commission on October 30, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of September 27, 2008, the registrant had 36,796,988 shares of Class A common stock, par value $0.01 per share, issued and outstanding, 17,077,331 of which were held in the form of Enhanced Income Securities (EISs) and 19,719,657 of which were held separate from EISs.  Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016.  As of September 27, 2008, the registrant had no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

(Unaudited)

	September 27, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$31,899	$36,606
Trade accounts receivable, net	38,414	42,362
Inventories	95,688	93,181
Prepaid expenses	3,174	3,556
Income tax receivable	597	569
Deferred income taxes	648	648
Total current assets	170,420	176,922

Property, plant and equipment, net of accumulated depreciation of $62,201 and $55,679	52,878	49,658
Goodwill	253,353	253,353
Trademarks	227,220	227,220
Customer relationship intangibles, net	117,930	122,768
Net deferred debt issuance costs and other assets	15,102	17,669
Total assets	$836,903	$847,590

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$30,045	$32,126
Accrued expenses	20,314	21,894
Dividends payable	7,801	7,797
Total current liabilities	58,160	61,817

Long-term debt	535,800	535,800
Other liabilities	6,872	6,376
Deferred income taxes	74,463	68,962
Total liabilities	675,295	672,955

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 36,796,988 and 36,778,988 shares issued and outstanding as of September 27, 2008 and December 29, 2007	368	368
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	179,308	202,197
Accumulated other comprehensive loss	(4,685)	(3,718)
Accumulated deficit	(13,383)	(24,212)
Total stockholders’ equity	161,608	174,635
Total liabilities and stockholders’ equity	$836,903	$847,590

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$116,515	$117,003	$352,041	$338,952
Cost of goods sold	85,778	78,725	252,816	230,668
Gross profit	30,737	38,278	99,225	108,284

Operating expenses:
Sales, marketing and distribution expenses	10,813	13,114	34,563	37,184
General and administrative expenses	2,067	3,374	5,307	6,802
Amortization expense—customer relationships	1,613	1,612	4,838	3,888
Operating income	16,244	20,178	54,517	60,410

Other expenses:
Interest expense, net	11,562	12,374	37,041	40,028
Income before income tax expense	4,682	7,804	17,476	20,382
Income tax expense	1,792	2,958	6,647	7,725
Net income	$2,890	$4,846	$10,829	$12,657

Earnings per share calculations:
Basic and diluted distributed earnings per share:
Class A common stock	$0.21	$0.21	$0.64	$0.72
Basic and diluted earnings (loss) per share:
Class A common stock	$0.08	$0.13	$0.29	$0.49
Class B common stock	$—	$—	$—	$(0.23)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007

Cash flows from operating activities:
Net income	$10,829	$12,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,420	9,706
Amortization of deferred debt issuance costs	2,376	2,397
Deferred income taxes	6,087	6,944
Write off of deferred debt issuance costs	—	1,769
Unrealized gain on interest rate swap	(1,514)	—
Stock-based compensation expense	510	—
Other	76	—
Changes in assets and liabilities, net of effects of business acquired:
Trade accounts receivable	3,948	(6,659)
Inventories	(2,507)	(15,660)
Prepaid expenses	382	(17)
Income tax receivable	(28)	(654)
Other assets	191	(12)
Trade accounts payable	(2,081)	3,627
Accrued expenses	(1,550)	7,881
Other liabilities	387	(779)
Net cash provided by operating activities	28,526	21,200

Cash flows from investing activities:
Capital expenditures	(9,832)	(10,914)
Payments for acquisition of businesses	—	(200,850)
Net cash used in investing activities	(9,832)	(211,764)

Cash flows from financing activities:
Payments of long-term debt	—	(100,000)
Proceeds from issuance of long-term debt	—	205,000
Payments for repurchase of Class B common stock	—	(82,417)
Proceeds from issuance of Class A common stock, net	—	193,215
Dividends paid	(23,395)	(16,277)
Payment of debt issuance costs	—	(4,001)
Net cash (used in) provided by financing activities	(23,395)	195,520

Effect of exchange rate fluctuations on cash and cash equivalents	(6)	42
Net (decrease) increase in cash and cash equivalents	(4,707)	4,998

Cash and cash equivalents at beginning of period	36,606	29,626
Cash and cash equivalents at end of period	$31,899	$34,624

Supplemental disclosures of cash flow information:
Cash interest payments	$31,336	$30,665
Cash income tax payments	$708	$947
Cash income tax refunds	$(96)	$(91)
Non-cash transactions:
Dividends declared and not yet paid	$7,801	$7,797

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

(Unaudited)

(1)                               Nature of Operations (Continued)

EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs.  As of September 27, 2008, we had 36,796,988 shares of Class A common stock issued and outstanding, 17,077,331 of which were held in the form of EISs and 19,719,657 of which were held separate from EISs.  As of September 29, 2007, we had 36,778,988 shares of Class A common stock issued and outstanding, 17,115,567 of which were held in the form of EISs and 19,663,421 of which were held separate from EISs.

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

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 27, 2008 (third quarter of 2008 and first three quarters of 2008) and September 29, 2007 (third quarter of 2007 and first three quarters of 2007) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 27, 2008, the results of our operations for the third quarter and first three quarters of 2008 and 2007, and cash flows for the first three quarters of 2008 and 2007.  Our results of operations for the third quarter and first three quarters of 2008 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2007 included in our Annual Report on Form 10-K for fiscal 2007 filed with the SEC on March 6, 2008.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP No. FAS 157-3). FSP No. FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160).  SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 141R and SFAS No. 160 are effective as of the beginning of our 2009 fiscal year.  SFAS No. 141R will be applied prospectively.  The effects of SFAS No. 141R will depend on future acquisitions.  SFAS No. 160 requires retroactive adoption.  We currently do not have any noncontrolling interests in subsidiaries.

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

(3)                               Inventories

Inventories consist of the following, as of the dates indicated (dollars in thousands):

	September 27, 2008	December 29, 2007
Raw materials and packaging	$24,552	$19,573
Work in process	3,042	2,641
Finished goods	68,094	70,967

Total	$95,688	$93,181

(4)                               Goodwill, Trademarks and Customer Relationship Intangibles

There has been no change in the carrying amount of goodwill for the period from December 29, 2007 to September 27, 2008.

There has been no change in the carrying amount of trademarks for the period from December 29, 2007 to September 27, 2008.

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
	(dollars in thousands)
Balance at December 29, 2007	$129,000	$(6,232)	$122,768
Amortization expense	—	(4,838)	(4,838)
Balance at September 27, 2008	$129,000	$(11,070)	$117,930

Amortization expense associated with customer relationship intangibles for the third quarter and first three quarters of 2008 was $1.6 million and $4.8 million, respectively, and $1.6 million and $3.9 million, respectively, for the third quarter and first three quarters of 2007, and is recorded in operating expenses.  We expect to recognize an additional $1.7 million of amortization expense associated with our current customer relationship intangibles during the remainder of fiscal 2008, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                               Long-term Debt

Long-term debt consists of the following, as of the dates indicated (dollars in thousands):

	September 27, 2008	December 29, 2007
Revolving credit facility	$—	$—
Term loan	130,000	130,000
Total senior secured credit facility	130,000	130,000

12.0% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8.0% Senior Notes due October 1, 2011	240,000	240,000
Total long-term debt	$535,800	$535,800

As of September 27, 2008, the aggregate maturities of long-term debt are as follows (dollars in thousands):

Years ending December:
2008	$—
2009	—
2010	—
2011	240,000
2012	—
Thereafter	295,800
Total	$535,800

Senior Secured Credit Facility.  In October 2004, we entered into a $30.0 million senior secured revolving credit facility.  In order to finance the Grandma’s molasses acquisition, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million.  In order to finance the Cream of Wheat acquisition, our credit facility was amended and restated in February 2007 to provide for, among other things, an additional $205.0 million of term loan borrowings.  On May 29, 2007, we prepaid $100.0 million of term loan borrowings.  Our $25.0 million revolving credit facility matures on January 10, 2011 and the remaining $130.0 million of term loan borrowings matures on February 26, 2013, provided, however, that if we do not repay, redeem or refinance our senior notes prior to April 1, 2011, the outstanding term loan borrowings will become immediately due and payable on April 1, 2011.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                               Long-term Debt (Continued)

securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of September 27, 2008, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Lehman Commercial Paper Inc. (Lehman CPI), a Lehman subsidiary, is the administrative agent under our credit facility.  Lehman CPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008.  None of our $130.0 million of outstanding term loans is currently with Lehman, Lehman CPI or any other subsidiary of Lehman.  Lehman CPI is one of the lenders participating in our $25.0 million revolving credit facility.  However, Lehman CPI has only $3.1 million of the $25.0 million commitment.  The other lenders under the revolving credit facility and their respective commitments are as follows:  Bank of America, N.A., $9.4 million; Citibank, N.A., $9.4 million; and Royal Bank of Canada, $3.1 million.  We do not believe that Lehman CPI would honor its funding commitment under the revolving credit facility if we were to make a funding request.  As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.4 million, was $19.5 million at September 27, 2008.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings through the life of the term loan, ending on February 26, 2013.  The interest rate for the remaining $100.0 million of term loan borrowings, which we subsequently prepaid, was 7.36% as of the prepayment date (based upon a three-month LIBOR rate in effect at that time that expired on May 25, 2007).  The counterparty to the swap is Lehman Special Financing Inc. (Lehman SFI).  Lehman SFI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008.

We initially designated the swap as a cash flow hedge under the guidelines of SFAS No. 133.  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined that the interest rate swap was no longer an effective hedge as defined by SFAS No. 133 and, accordingly, subsequent changes in the swap’s fair value are being recorded in current earnings in net interest expense in the consolidated statements of operations.  We obtain third-party verification of fair value at the end of each reporting period.  As of September 27, 2008, the fair value of our interest rate swap was $6.0 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  During the third quarter of 2008, we reclassified to net interest expense $0.1 million of the amount recorded in accumulated other comprehensive income (loss) and expect to reclassify to net interest expense $0.4 million during the fourth quarter of 2008.  During fiscal 2009, we expect to reclassify to net interest expense $1.7 million of the amount recorded in accumulated other comprehensive income (loss).

Subsidiary Guarantees.  We have no assets or operations independent of our direct and indirect subsidiaries.  All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our senior subordinated notes and our senior notes, and management has determined that our Canadian subsidiary that is not a guarantor of our senior subordinated notes and senior notes is a “minor

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

subsidiary” as that term is used in Rule 3-10 of Regulation S-X promulgated by the SEC.  There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan.  Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

Deferred Debt Issuance Costs.  In connection with the issuance of our senior subordinated notes and our senior notes in October, 2004, we capitalized approximately $23.1 million of financing costs, which will be amortized over their respective terms.  In connection with the issuance of our term loan in January 2006, we capitalized approximately $0.4 million of additional financing costs, which will be amortized over the term of the loan.  In connection with the issuance of additional term loan borrowings of $205.0 million in February 2007 we capitalized approximately $4.0 million of additional debt issuance costs.  During the second quarter of 2007 we wrote-off and expensed $1.8 million of deferred debt issuance costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings.  As of September 27, 2008 and December 29, 2007 we had net deferred debt issuance costs of $14.0 million and $16.4 million, respectively.

At September 27, 2008 and December 29, 2007 accrued interest of $13.7 million and $8.9 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of September 27, 2008, which is included in other liabilities in our consolidated balance sheet (dollars in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Financial Instruments (Continued)

	September 27,	Fair Value Measurements as of September 27, 2008
	2008	Level 1	Level 2	Level 3
Interest rate swap	$6,036	$—	$6,036	$—

We entered into the interest rate swap to manage variable interest rate exposure on our $130.0 million of term loan borrowings.  Our objective for holding this derivative is to decrease the volatility of future cash flows associated with interest payments on our variable rate debt.  As discussed in note 5 above, we have determined that the interest rate swap is no longer an effective hedge as defined by SFAS No. 133.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our senior notes and senior subordinated notes as of September 27, 2008 and December 29, 2007 are as follows (dollars in thousands):

	September 27, 2008		December 29, 2007
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
8% Senior Notes due October 1, 2011	$240,000	$231,600	$240,000	$235,800

12% Senior Subordinated Notes due October 30, 2016(2):
— represented by EISs	122,103	118,517	119,067	126,561
— held separately	43,697	42,413	46,733	49,674

(1)         Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)         Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at September 27, 2008 was $6.94, based upon the $7.50 per share closing price of our separately traded Class A common stock and the $14.44 per EIS closing price of our EISs on the New York Stock Exchange on September 26, 2008 (the last business day of the third quarter of 2008).  Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

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

The recent volatility in the global financial markets could negatively impact the fair value of our debt obligations.

(7)                               Comprehensive Income Recognition

Comprehensive income includes net income, foreign currency translation adjustments relating to assets and liabilities located in our Canadian subsidiary, amortization of unrecognized prior service cost and

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                               Comprehensive Income Recognition (Continued)

pension deferrals, net of tax and mark to market adjustments of our cash flow hedge, net of tax.  The components of comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net income	$2,890	$4,846	$10,829	$12,657
Other comprehensive income:
Foreign currency translation adjustments	(21)	(32)	(6)	42
Amortization of unrecognized prior service cost and pension deferrals, net of tax	6	5	16	21
Mark to market adjustments of cash flow hedge, net of tax	(1,340)	(2,311)	(1,023)	(1,060)
Comprehensive income	$1,535	$2,508	$9,816	$11,660

(8)                               Pension Benefits

Net periodic costs for the third quarter and first three quarters of 2008 and 2007 include the following components (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost—benefits earned during the period	$350	$332	$1,010	$1,060
Interest cost on projected benefit obligation	389	322	1,109	982
Expected return on plan assets	(463)	(371)	(1,369)	(1,113)
Amortization of unrecognized prior service cost	(3)	(4)	(9)	—
Amortization of loss	11	11	33	33
Net pension cost	$284	$290	$774	$962

During the third quarter and first three quarters of 2008, we have contributed $0.5 million to our defined benefit pension plans. We anticipate electing to make additional contributions to our defined benefit pension plans of approximately $0.6 million during the fourth quarter of 2008.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                               Related-Party Transactions

Roseland Lease.  We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires in April 2009.  Total rent expense associated with this lease was $0.6 million for the first three quarters of 2008 and 2007.

Repurchase and Exchange of Class B Common Stock.  In May 2007, we used a portion of the proceeds of the Class A common stock offering to repurchase 6,762,455 shares of our Class B common stock, which were held by, among others, Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), Stephen C. Sherrill, the chairman of our board of directors, and certain of our current and former executive officers, at a per share repurchase price equal to the offering price of our Class A common stock, or $13.00 per share, less discounts and commissions.  BRS was our majority owner prior to our EIS offering in October 2004 and remained a majority owner of our Class B common stock prior to our Class A common stock offering in May 2007.  Mr. Sherrill is a managing director of Bruckmann, Rosser, Sherrill & Co., Inc., the manager of BRS.  We also exchanged the remaining 793,988 shares of our Class B common stock, which were held by certain of our current and former executive officers, for an equal numbers of shares of our Class A common stock in order to eliminate all of our outstanding Class B common stock.  Our board of directors established a special committee comprised solely of our independent directors to recommend to our board of directors the repurchase price and exchange ratio for our Class B common stock, to negotiate with the holders of the Class B common stock, and to recommend to our board of directors if the transaction was in our best interests and fair to the holders of our Class A common stock.  The special committee retained a financial advisor to provide information, advice and analysis to assist the special committee in its review of the proposed transaction.  The special committee also engaged its own legal counsel to advise the special committee on its duties and responsibilities.  The financial advisor delivered to the special committee an opinion that the proposed consideration to be paid by us to the holders of the Class B common stock was fair to us and the holders of the Class A common stock from a financial point of view.  After considering all of the information it had gathered, the special committee recommended to our board of directors that from a valuation standpoint, the purchase price for the Class B common stock to be repurchased should be the offering price of the Class A common stock in the offering, net of underwriting discounts and commissions, and that each share of our Class B common stock to be exchanged should be exchanged for one share of our Class A common stock.  The special committee also recommended to our board of directors that based on the repurchase price and Class A and Class B exchange ratio and other material terms of the transaction, the transaction was advisable and in our best interests and fair to the holders of our Class A common stock.

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

During an environmental compliance audit of our Hurlock, Maryland facility conducted by a third-party consultant, we became aware of reporting violations of the Emergency Planning and Community Right to Know Act (EPCRA).  EPCRA requires companies that manufacture, use or process more than a threshold amount of certain listed chemicals to file an annual chemical release form with Environmental Protection Agency (EPA) and the state and an annual chemical inventory form to the state and local emergency planning and/or response commissions and the local fire department.  For certain years we failed to file one or more of such

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)                        Commitments and Contingencies (Continued)

reports with the EPA and/or duplicate copies with the state and local government.  We voluntarily self-disclosed these potential violations to the EPA pursuant to the EPA’s self-disclosure policy.  During the third quarter of 2008 we entered into a consent agreement with the EPA pursuant to which we settled the matter and agreed to a penalty of $94,509, which we paid to the EPA during the fourth quarter of 2008.  None of the reporting violations resulted in any actual harm to the environment.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                        Earnings per Share (Continued)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(dollars in thousands)
Net income	$2,890	$4,846	$10,829	$12,657
Less: Class A common stock dividends declared	7,801	7,797	23,399	19,834
Undistributed loss	$(4,911)	$(2,951)	$(12,570)	$(7,177)

Basic and diluted weighted average common shares outstanding:
Class A common stock	36,796,988	36,778,988	36,786,768	27,621,225
Class B common stock	—	—	—	4,124,212

Basic and diluted allocation of undistributed loss:
Class A common stock	$(4,911)	$(2,951)	$(12,570)	$(6,245)
Class B common stock	—	—	—	(932)
Total	$(4,911)	$(2,951)	$(12,570)	$(7,177)

Basic and diluted earnings per share:
Undistributed (loss) earnings per share:
Class A common stock	$(0.13)	$(0.08)	$(0.35)	$(0.23)
Class B common stock	$—	$—	$—	$(0.23)
Distributed earnings:
Class A common stock	$0.21	$0.21	$0.64	$0.72(1)
Earnings (loss) per share:
Class A common stock	$0.08	$0.13	$0.29	$0.49
Class B common stock	$—	$—	$—	$(0.23)

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

(12)                        Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  As of September 27, 2008, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.  Our top ten customers accounted for approximately 46.3% and 44.8% of consolidated net sales for the first three quarters of 2008 and 2007, respectively.  Other than Wal-Mart, which accounted for 13.4% and 11.7% of our consolidated net sales for the first three quarters of 2008 and 2007, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2008 or 2007.

During the third quarter of 2008 and 2007 and the first three quarters of 2008 and 2007, respectively, our sales to foreign countries represented less than 1.0% of net sales, respectively.  Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)                        Income Taxes

As of September 27, 2008 and December 29, 2007, we have approximately $0.2 million of total unrecognized tax benefits, which includes interest and penalties, that if recognized would have a favorable impact on our tax expense.  We continue to classify interest and penalties related to income tax uncertainties as income tax expense.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)                        Stock-Based Compensation Expense

The recognition of compensation expense for the performance share LTIAs is initially based on the probable outcome of the performance condition based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the applicable performance period.  Our company’s performance against the defined performance goal will be re-evaluated on a quarterly basis throughout the applicable performance period and the recognition of compensation expense will be adjusted for subsequent changes in the estimated or actual outcome.  The cumulative effect on current and prior periods of a change in the estimated number of performance share awards is recognized as an adjustment to earnings in the period of the revision.

During the third quarter and first three quarters of 2008, we recognized $0.1 million and $0.3 million of compensation expense related to the performance share LTIAs, which is reflected in general and administrative expenses in our consolidated statements of operations.  As of September 27, 2008, there was $1.3 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 27 months.

The following table details the activity in our performance share LTIAs for the first three quarters of 2008 as follows:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value (per share)(2)

Beginning of year	—	—
Granted	466,746	$7.66
Vested	—	—
Released	—	—
Forfeited	—	—
End of first three quarters	466,746	$7.66

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

(16)                        Subsequent Events

Workforce Reduction.  In October 2008, B&G Foods implemented a reduction in workforce that has reduced our workforce by approximately 7.5%.  On a pre-tax basis, we expect that the reduction in workforce will save our company an estimated $3.7 million on an annualized basis.  We expect to record severance and termination charges of approximately $0.8 million in the fourth quarter of 2008.  Substantially all of these

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)                        Subsequent Events

charges will result in cash payments.  These payments will be made during the remainder of fiscal 2008 and in fiscal 2009.

Stock and Debt Repurchase Plan.  On October 27, 2008, our board of directors authorized a stock and debt repurchase program for the repurchase of up to $10.0 million of our Class A common stock and/or senior notes over the next twelve months.  Under the authorization, we may purchase shares of Class A common stock and/or senior notes from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

The timing and amount of such repurchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations.  Therefore, there can be no assurance as to the number of shares, if any, that will be repurchased under the stock and debt repurchase program, or the aggregate dollar amount of the shares or principal amount of senior notes, if any, repurchased.  We may discontinue the program at any time.  Any shares repurchased pursuant to the stock repurchase program will be cancelled.  Likewise, any senior notes repurchased will be cancelled.  In general, our credit agreement prohibits us from repurchasing our senior subordinated notes.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 27, 2008 (third quarter of 2008 and first three quarters of 2008) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2007 (fiscal 2007) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 6, 2008 (which we refer to as our 2007 Annual Report on Form 10-K).

General

We manufacture, sell and distribute a diverse portfolio of branded, high quality, shelf-stable food products, many of which have leading regional or national market shares.  In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced product.  We complement our branded product retail sales with institutional and food service sales and limited private label sales.

Our goal is to continue to increase sales, profitability and cash flows by enhancing our existing portfolio of branded shelf-stable products and by capitalizing on our competitive strengths.  We intend to implement our growth strategy through the following initiatives: expanding our brand portfolio with acquisitions of complementary branded businesses, continuing to develop new products and delivering them to market quickly, leveraging our unique multiple channel sales and distribution system and continuing to focus on higher growth customers and distribution channels.

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

We are subject to a number of challenges that may adversely affect our businesses.  These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs.  We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers.  Raw materials, ingredients and packaging materials are subject to fluctuations in price attributable to a number of factors.  Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.  In the third quarter and first three quarters of 2008, our commodity prices for wheat, maple syrup, beans and corn sweeteners were higher than those incurred during the thirteen and thirty-nine weeks ended September 29, 2007 (third quarter and first three quarters of 2007).

In 2008, maple syrup production in Canada, which represents the great majority of global production, was significantly below industry needs due to poor crop yields and growing global demand.  As a result, the price we pay for maple syrup has increased significantly and we are faced with a shortfall in supply as compared to our needs, which has and will continue to negatively impact our sales volume of maple syrup products through at least the first quarter of fiscal 2009.

In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years and at an increasing rate during 2008.  We expect that many of these costs will continue to rise for the foreseeable future.  We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and, when necessary, by raising sales prices.  To date, our cost saving measures and sales price increases have not fully offset increases to our raw material, ingredient, packaging and distribution costs and as a result our operating results have been negatively impacted.  To the extent we are unable to offset present and future cost increases, our operating results will continue to be negatively impacted.

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

A Weakening of the U.S. Dollar in Relation to the Canadian Dollar.  We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada.  During the third quarter of 2008, the U.S. dollar has begun strengthening against the Canadian dollar.  However, over the past several years the U.S. dollar had weakened against the Canadian dollar, which in turn significantly increased our costs relating to the production of our maple syrup products.

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

We completed our annual impairment tests for fiscal 2007 with no adjustments to the carrying values of goodwill and indefinite life intangibles.  We did not note any events or circumstances during the first three quarters of 2008 that would indicate that goodwill or indefinite life intangibles might be impaired.  The recent volatility in our company’s stock price and declines in our market capitalization could put pressure on the carrying value of our goodwill and other indefinite life intangibles and result in an impairment charge if these conditions persist for an extended period of time.  Management will continue to monitor these assets in future periods.

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

Pension Expense

We have defined benefit pension plans covering substantially all of our employees.  Our funding policy is to contribute annually the amount recommended by our actuaries.  The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute.  During the first three quarters of 2008, we made contributions of $0.5 million to our defined benefit pension plans, all of which were made in the third quarter, as compared to $0.8 million and $2.1 million of contributions during the third quarter and first three quarters of 2007, respectively.  We anticipate electing to make approximately $0.6 million in additional contributions during the fourth quarter of fiscal 2008.  Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions during the remainder of fiscal 2008 and beyond.  In addition, the recent volatility in the financial markets could affect the valuation of our pension assets and liabilities, resulting in potentially higher pension costs in future periods.

Our discount rate assumption increased from 5.90% at December 30, 2006 to 6.50% at December 29, 2007 for our pension plans.  This increase in the discount rate, coupled with the amortization of deferred gains and losses will result in a decrease in fiscal 2008 pre-tax pension expense of approximately $0.8 million.  While we do not currently anticipate a change in our fiscal 2008 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.1 million.  Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.1 million.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter of 2008 and 2007 and the first three quarters of 2008 and 2007 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.6%	67.3%	71.8%	68.1%
Gross profit	26.4%	32.7%	28.2%	31.9%

Sales, marketing and distribution expenses	9.3%	11.2%	9.8%	11.0%
General and administrative expenses	1.8%	2.9%	1.5%	2.0%
Amortization expense—customer relationships	1.4%	1.4%	1.4%	1.1%
Operating income	13.9%	17.2%	15.5%	17.8%

Interest expense, net	9.9%	10.6%	10.5%	11.8%
Income before income tax expense	4.0%	6.7%	5.0%	6.0%

Income tax expense	1.5%	2.5%	1.9%	2.3%
Net income	2.5%	4.1%	3.1%	3.7%

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

General and Administrative Expenses. Our general and administrative expenses include administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services and other general corporate expenses. For the first three quarters of 2007, general and administrative expenses is net of insurance proceeds relating to a previously reported employee theft.

Amortization Expense—Customer Relationships. Amortization expense—customer relationships includes the amortization expense associated with customer relationship intangibles, which are amortized over their useful lives of 20 years.

Net Interest Expense. Net interest expense includes interest relating to our outstanding indebtedness and amortization of deferred debt issuance costs, net of interest income and subsequent to our determination that our interest rate swap is no longer effective, unrealized gains on the interest rate swap and the reclassification of amounts recorded in accumulated other comprehensive income (loss) related to the swap.

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of 2008 and 2007 along with the components of EBITDA follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(Dollars in thousands)
Net income	$2,890	$4,846	$10,829	$12,657
Income tax expense	1,792	2,958	6,647	7,725
Interest expense, net	11,562	12,374	37,041	40,028
Depreciation and amortization	3,887	3,843	11,420	9,706
EBITDA	20,131	24,021	65,937	70,116
Income tax expense	(1,792)	(2,958)	(6,647)	(7,725)
Interest expense, net	(11,562)	(12,374)	(37,041)	(40,028)
Deferred income taxes	2,042	3,102	6,087	6,944
Amortization of deferred financing costs	792	792	2,376	2,397
Write off of deferred debt issuance costs	—	—	—	1,769
Unrealized gain on interest rate swap	(1,514)	—	(1,514)	—
Other	76	—	76	—
Stock-based compensation expense	152	—	510	—
Changes in assets and liabilities, net of effects of business combination	8,108	(3,213)	(1,258)	(12,273)
Net cash provided by operating activities	$16,433	$9,370	$28,526	$21,200

Third quarter of 2008 compared to the third quarter of 2007.

Net Sales. Net sales decreased $0.5 million or 0.4% to $116.5 million for the third quarter of 2008 from $117.0 million for the third quarter of 2007. Price increases that we recently implemented improved net sales by $4.7 million during the third quarter of 2008. These pricing gains, however, were offset by a decrease in net sales of $5.2 million attributable to a unit volume decline. A substantial portion of the unit volume decline was attributable to (1) the poor maple syrup crop in Canada in 2008 that resulted in an industry-wide shortfall of maple syrup and (2) a management decision to eliminate unprofitable sales to certain customers of private label pickles and peppers. Net sales of our Maple Grove Farms pure maple syrup and our private label pickles and peppers declined in the third quarter of 2008 by $1.4 million and $0.2 million, respectively. In the case of pure maple syrup, this decline was attributable to the unit volume decline partially offset by pricing gains.

Net sales of our Ortega, Emeril’s, B&G (excluding private label) and Maple Grove Farms (excluding pure maple syrup) products increased in by $0.6 million, $0.4 million, $0.4 million and $0.3 million, or 2.4%, 8.8%, 4.9% and 5.4%, respectively. These increases were offset by a reduction in net sales of Polaner and B&M products of $0.5 million and $0.4 million, or 5.1% and 6.5%, respectively. In the aggregate, net sales for all other brands increased by $0.3 million, or 0.6%.

Gross Profit. Gross profit decreased $7.6 million or 19.7% to $30.7 million for the third quarter of 2008 from $38.3 million for the third quarter of 2007. Gross profit expressed as a percentage of net sales decreased 6.3% to 26.4% in the third quarter of 2008 from 32.7% in the third quarter of 2007. This decrease in gross profit expressed as a percentage of net sales was primarily attributable to increased costs for wheat, maple syrup, corn, packaging, transportation and sweeteners, partially offset by $4.7 million in sales price increases.

Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $2.3 million or 17.6% to $10.8 million for the third quarter of 2008 from $13.1 million for the third quarter of

2007. This decrease is primarily due to a decrease in consumer marketing of $1.3 million and a decrease in brokerage and employee compensation of $0.9 million  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 9.3% for the third quarter of 2008 from 11.2% for the third quarter of 2007.

General and Administrative Expenses. General and administrative expenses decreased $1.3 million or 38.7% to $2.1 million for the third quarter of 2008 from $3.4 million in the third quarter of 2007. This decrease was primarily the result of a decrease in compensation expense and bonus accruals of $1.6 million partially offset by an increase in professional fees of $0.2 million.

Amortization Expense—Customer Relationships. Amortization expense—customer relationships remained consistent at $1.6 million for the third quarter of 2008 and for the third quarter of 2007.

Operating Income. As a result of the foregoing, operating income decreased $4.0 million or 19.5% to $16.2 million for the third quarter of 2008 from $20.2 million for the third quarter of 2007. Operating income expressed as a percentage of net sales decreased to 13.9% in the third quarter of 2008 from 17.2% in the third quarter of 2007.

Net Interest Expense. Net interest expense decreased $0.8 million or 6.6% to $11.6 million for the third quarter of 2008 from $12.4 million in the third quarter of 2007. Interest expense in the third quarter of 2008 includes a reduction of $1.5 million relating to the unrealized gain on our interest rate swap subsequent to the Lehman bankruptcy filing offset by a reclassification of $0.1 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap and a reduction in interest income and capitalized interest on qualifying assets based on our effective interest rate. See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense. Income tax expense decreased $1.2 million to $1.8 million for the third quarter of 2008 from $3.0 million for the third quarter of 2007. Our effective tax rate was 38.3% and 37.9% for the third quarter of 2008 and 2007, respectively. The difference in the effective tax rate is attributable to the difference in timing in the recording of our annual true-up expense. In 2008, we recorded the annual true-up expense during the third quarter. The comparable true-up expense in 2007 was not recorded until the fourth quarter.

First three quarters of 2008 compared to first three quarters of 2007.

Net Sales. Net sales increased $13.0 million or 3.9% to $352.0 million for the first three quarters of 2008 from $339.0 million for the first three quarters of 2007. We completed the Cream of Wheat acquisition in late February 2007. Excluding the impact of the Cream of Wheat acquisition (which positively impacted net sales by $10.0 million), and the termination of a temporary co-packing arrangement (which negatively impacted net sales by $0.8 million), net sales increased $3.8 million or 1.2% during the first three quarters of 2008.

Price increases that we recently implemented improved net sales by $5.3 million during the first three quarters of 2008. These pricing gains, however, were offset by a decrease in net sales of $1.5 million attributable to a unit volume decline. A substantial portion of the unit volume decline was attributable to (1) the poor maple syrup crop in Canada in 2008 that resulted in an industry-wide shortfall of maple syrup and (2) a management decision to eliminate unprofitable sales to certain customers of private label pickles and peppers. For the first three quarters of 2008, net sales of our Maple Grove Farms pure maple syrup increased by $0.3 million as pricing gains offset the unit volume decline. Net sales of our private label pickles and peppers declined in the first three quarters of 2008 by $0.4 million.

Net sales of our lines of Ortega, Maple Grove Farms (excluding pure maple syrup), Las Palmas, Joan of Arc and B&M products increased in the amounts of $3.0 million, $1.5 million, $1.2 million, $0.4 million and $0.4 million, or 4.1%, 9.4%, 6.8%, 6.4% and 2.1%, respectively. These increases were offset by a reduction in net sales of Underwood, Regina, Polaner and Emeril’s products of $0.8 million, $0.7 million, $0.6 million and $0.4 million, or 4.9%, 7.9%, 2.0% and 2.8%, respectively. In the aggregate, net sales for all other brands decreased $0.1 million, or 0.1%.

Gross Profit. Gross profit decreased $9.1 million or 8.4% to $99.2 million for the first three quarters of 2008 from $108.3 million for the first three quarters of 2007. Gross profit expressed as a percentage of net sales decreased 3.7% to 28.2% in the first three quarters of 2008 from 31.9% in the first three quarters of 2007. The decrease in gross profit expressed as percentage of net sales was primarily attributable to increased costs for wheat, maple syrup, corn, packaging, transportation and sweeteners, partially offset by $5.3 million in sales price increases.

Sales, Marketing and Distribution Expenses. Sales, marketing and distribution expenses decreased $2.6 million or 7.1% to $34.6 million for the first three quarters of 2008 from $37.2 million for the first three quarters of 2007. The decrease is primarily due to a decrease in consumer marketing of $1.3 million, brokerage and salesmen commissions of $1.0 million as well as general selling expenses of $0.5 million, offset by an increase in warehousing of $0.2 million. Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 9.8% for the first three quarters of 2008 from 11.0% for the first three quarters of 2007.

General and Administrative Expenses. General and administrative expenses decreased $1.5 million or 22.0% to $5.3 million for the first three quarters of 2008 from $6.8 million in the first three quarters of 2007. Excluding the impact of the $0.8 million insurance reimbursement received in the second quarter of 2007 (which was recorded as an offset to general and administrative expense), general and administrative expenses decreased by $2.3 million in the first three quarters of 2008 as compared to the first three quarters of 2007. This decrease was primarily the result of a decrease in compensation expense and bonus accruals of $2.0 million, professional fees of $0.2 million and other expenses of $0.1 million.

Amortization Expense—Customer Relationships. Amortization expense—customer relationships increased $0.9 million to $4.8 million for the first three quarters of 2008 from $3.9 million for the first three quarters of 2007. This increase is attributable to the Cream of Wheat acquisition, which was completed during the first quarter of 2007.

Operating Income. As a result of the foregoing, operating income decreased $5.9 million or 9.8% to $54.5 million for the first three quarters of 2008 from $60.4 million for the first three quarters of 2007. Operating income expressed as a percentage of net sales decreased to 15.5% in the first three quarters of 2008 from 17.8% in the first three quarters of 2007.

Net Interest Expense. Net interest expense decreased $3.0 million or 7.5% to $37.0 million for the first three quarters of 2008 from $40.0 million in the first three quarters of 2007. Interest expense for the first three quarters of 2007 included a write-off of deferred financing costs of $1.8 million relating to our prepayment of $100.0 million of term loan borrowings with a portion of the proceeds of our public offering of Class A common stock in May 2007. Our average debt outstanding was approximately $10.0 million lower for the first three quarters of 2008 as compared to the first three quarters of 2007. Interest expense in 2008 includes a reduction of $1.5 million relating to the unrealized gain on our interest rate swap subsequent to the Lehman bankruptcy filing offset by a reclassification of $0.1 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap and a reduction in interest income and capitalized interest on qualifying assets based on our effective interest rate. See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense. Income tax expense decreased $1.1 million to $6.6 million for the first three quarters of 2008 from $7.7 million for the first three quarters of 2007. Our effective tax rate was 38.0% and

37.9% for the first three quarters of 2008 and 2007, respectively. The difference in the effective tax rate is attributable to the difference in timing in the recording of our annual true-up expense.

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

Cash Flows. Cash provided by operating activities increased $7.3 million to $28.5 million for the first three quarters of 2008 from $21.2 million for the first three quarters of 2007. The increase was due to changes relating to a decrease in accounts receivable (primarily as a result of an increase in accounts receivable at the end of the third quarter of 2007 from the Cream of Wheat acquisition) and inventory offset by a decrease in accounts payable and accrued expenses. Working capital at September 27, 2008 was $112.3 million, a decrease of $2.8 million from working capital at December 29, 2007 of $115.1 million.

Net cash used in investing activities for the first three quarters of 2008 was $9.8 million as compared to $211.8 million for the first three quarters of 2007. Investment expenditures for the first three quarters of 2007 included $200.9 million for the Cream of Wheat acquisition. Capital expenditures during the first three quarters of 2008 decreased $1.1 million to $9.8 million from $10.9 million during the first three quarters of 2007 and included expenditures of $7.8 million relating to the expansion of our Stoughton, Wisconsin facility and the transfer of a portion of the Cream of Wheat production to that facility.

Net cash used in financing activities for the first three quarters of 2008 was $23.4 million as compared to net cash provided by financing activities of $195.5 million for the first three quarters of 2007. Net cash used in financing activities for the first three quarters of 2008 was entirely for the payment of dividends to holders of our Class A common stock. Net cash provided by financing activities for the first three quarters of 2007 consisted of $205.0 million in additional term loan borrowings ($100.0 million of which we subsequently prepaid during the second quarter of 2007), $193.2 million from the issuance of Class A common stock, net of underwriting discounts and commissions and other expenses, offset by $82.4 million for the repurchase of Class B common stock, $16.3 million in dividends paid on our Class A common stock and $4.0 million in debt issuance costs.

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

Dividend Policy

Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business. Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us. From the date of our initial public offering of EISs in October 2004 through the dividend payment we made on October 30, 2008, the dividend rate for our Class A common stock was $0.848 per share per annum.  Beginning with the dividend payment previously declared and payable on January 30, 2009, the current intended dividend rate for our Class A common stock is $0.68 per share per annum.

Dividend payments, however, are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Furthermore, our board of directors may, in its sole discretion, amend or repeal this dividend policy. Our board of directors may decrease the level of dividends below the intended dividend rate or discontinue entirely the payment of dividends. Future dividends with respect to shares of our common stock depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, acquisition opportunities, the condition of the debt and equity financing markets, provisions of applicable law and other factors that our board of directors may deem relevant. Our board of directors is free to depart from or change our dividend policy at any time and could do so, for example, if it was to determine that we have insufficient cash to take advantage of growth opportunities. In addition, over time, our EBITDA and capital expenditure, working capital and other cash needs will be subject to uncertainties, which could impact the level of dividends, if any, we pay in the future. Our senior subordinated notes indenture, the terms of our revolving credit facility and our senior notes indenture contain significant restrictions on our ability to make dividend payments. In addition, certain provisions of the Delaware General Corporation Law may limit our ability to pay dividends.

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

For the first three quarters of 2008 and 2007, we had cash flows provided by operating activities of $28.5 million and $21.2 million, and distributed $23.4 million and $16.3 million, respectively, as dividends. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to reduce or eliminate dividends or, to the extent permitted under our senior notes indenture, our senior subordinated notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Environmental and Health and Safety Costs

We have not made any material expenditures during the first three quarters of 2008 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

During an environmental compliance audit of our Hurlock, Maryland facility conducted by a third-party consultant, we became aware of reporting violations of the Emergency Planning and Community Right to Know Act (EPCRA). EPCRA requires companies that manufacture, use or process more than a threshold amount of certain listed chemicals to file an annual chemical release form with Environmental Protection Agency (EPA) and the state and an annual chemical inventory form to the state and local emergency planning and/or response commissions and the local fire department. For certain years we failed to file one or more of such reports with the EPA and/or duplicate copies with the state and local government. We voluntarily self-disclosed these potential violations to the EPA pursuant to the EPA’s self-disclosure policy. During the third quarter of 2008 we entered into a consent agreement with the EPA pursuant to which we settled the matter and agreed to a penalty of $94,509, which we paid to the EPA during the fourth quarter of 2008. None of the reporting violations resulted in any actual harm to the environment.

Debt

Senior Secured Credit Facility. In October 2004, we entered into a $30.0 million senior secured revolving credit facility. In order to finance the Grandma’s molasses acquisition, we amended the credit facility in January 2006 to provide for, among other things, a new $25.0 million term loan and a reduction in the revolving credit facility commitments from $30.0 million to $25.0 million. In order to finance the Cream of Wheat acquisition, our credit facility was amended and restated in February 2007 to provide for, among other things, an additional $205.0 million of term loan borrowings. On May 29, 2007, we prepaid $100.0 million of term loan borrowings. Our $25.0 million revolving credit facility matures on January 10, 2011 and the remaining $130.0 million of term loan borrowings matures on February 26, 2013, provided, however, that if we do not repay, redeem or refinance our senior notes prior to April 1, 2011, the outstanding term loan borrowings will become immediately due and payable on April 1, 2011.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our subsidiaries’ assets except our and our subsidiaries’ real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. As of September 27, 2008, we were in compliance with all of the covenants in the credit facility. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Lehman Commercial Paper Inc. (Lehman CPI), a Lehman subsidiary, is the administrative agent under our credit facility. Lehman CPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008. None of our $130.0 million of outstanding term loans is currently with Lehman, Lehman CPI or any other subsidiary of Lehman. Lehman CPI is one of the lenders participating in our $25.0 million revolving credit facility. However, Lehman CPI has only $3.1 million of the $25.0 million commitment. The other lenders under the revolving credit facility and their respective commitments are as follows:  Bank of America, N.A., $9.4 million; Citibank, N.A., $9.4 million; and Royal Bank of Canada, $3.1 million. We do not believe that Lehman CPI would honor its funding commitment under the revolving credit facility if we were to make a funding request. As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.4 million, was $19.5 million at September 27, 2008. We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings through the life of the term loan, ending on February 26, 2013. The interest rate for the remaining $100.0 million of term loan borrowings, which we subsequently prepaid, was 7.36% as of the prepayment date (based upon a three-month LIBOR rate in effect at that time that expired on May 25, 2007). The counterparty to the swap is Lehman Special Financing Inc (Lehman SFI). Lehman SFI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008.

We initially designated the swap as a cash flow hedge under the guidelines of SFAS No. 133. Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet. However, as a result of the Lehman bankruptcy filing, we determined that the interest rate swap was no longer an effective hedge as defined by SFAS No. 133 and, accordingly, subsequent changes in the swap’s fair value are being recorded in current earnings in net interest expense in the consolidated statements of operations. We obtain third-party verification of fair value at the end of each reporting period. As of September 27, 2008, the fair value of our interest rate swap was $6.0 million and is recorded in other liabilities on our consolidated balance sheet. The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments. During the third quarter of 2008, we reclassified to net interest expense $0.1 million of the amount recorded in accumulated other comprehensive income (loss) and expect to reclassify to net interest expense $0.4 million during the fourth quarter of 2008. During fiscal 2009, we expect to reclassify to net interest expense $1.7 million of the amount recorded in accumulated other comprehensive income (loss).

12.0% Senior Subordinated Notes due 2016. In October 2004, we issued $165.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016, $143.0 million of which in the form of EISs and $22.8 million separate from EISs. As of September 27, 2008, $122.1 million aggregate principal amount of senior subordinated notes was held in the form of EISs and $43.7 million aggregate principal amount of senior subordinated notes was held separate from EISs.

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

Our obligations under the senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in our senior subordinated notes indenture. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our credit facility and the senior notes. Our foreign subsidiary is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

Our senior subordinated notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of September 27, 2008, we were in compliance with all of the covenants in the senior subordinated notes indenture.

8.0% Senior Notes due 2011. In October 2004, we issued $240.0 million aggregate principal amount of 8.0% senior notes due 2011. Interest on the senior notes is payable on April 1 and October 1 of each year. The senior notes will mature on October 1, 2011, unless earlier retired or redeemed as described below.

We may not redeem the senior notes prior to October 1, 2008. However, we may, from time to time, seek to retire senior notes through cash repurchases of senior notes and/or exchanges of senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt, including the senior subordinated notes. Our foreign subsidiary is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of September 27, 2008, we were in compliance with all of the covenants in the senior notes indenture.

Stock and Debt Repurchase Plan

On October 27, 2008, our board of directors authorized a stock and debt repurchase program for the repurchase of up to $10.0 million of our Class A common stock and/or senior notes over the next twelve months. Under the authorization, we may purchase shares of Class A common stock and/or senior notes from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

The timing and amount of such repurchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations. Therefore, there can be no assurance as to the number of shares, if any, that will be repurchased under the stock and debt repurchase program, or the aggregate dollar amount of the shares or principal amount of senior notes, if any, repurchased. We may discontinue the program at any time. Any shares repurchased pursuant to the stock repurchase program will be cancelled. Likewise, any senior notes repurchased will be cancelled. In general, our credit agreement prohibits us from repurchasing our senior subordinated notes.

Future Capital Needs

We are highly leveraged. On September 27, 2008, our total long-term debt and stockholders’ equity was $535.8 million and $161.6 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, and pay our anticipated dividends on our Class A common stock. We expect to make capital expenditures of approximately $11.0 million in the aggregate during fiscal 2008, $9.8 million of which have already been made, and approximately $9.0 million during 2009.

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

Inflation

In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years and at an increasing rate during 2008. We expect that many of these costs will continue to rise for the foreseeable future. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and, when necessary, by raising sales prices. To date, our cost saving measures and sales price increases have not fully offset increases to our raw material, ingredient, packaging and distribution costs and as a result our operating results have been negatively impacted. To the extent we are unable to offset present and future cost increases, our operating results will continue to be negatively impacted.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP No. FAS 157-3). FSP No. FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 141R and SFAS No. 160 are effective as of the beginning of our 2009 fiscal year. SFAS No. 141R will be applied prospectively. The effects of SFAS No. 141R will depend on future acquisitions. SFAS No. 160 requires retroactive adoption. We currently do not have any noncontrolling interests in subsidiaries.

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

Off-balance Sheet Arrangements

As of September 27, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations. During the first three quarters of 2008, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2007 Annual Report on Form 10-K, except that we entered into a new lease in Tennessee (in connection with the transfer of our warehousing operations in Tennessee from one leased location to another leased location) that will require us to make rental payments of approximately $4.0 million in the aggregate over the course of the lease, which expires in 2013. In addition, our expected contributions to our defined benefit pension plans for fiscal 2008 have increased from $0.1 million to $1.1 because, although not obligated to do so, we made $0.5 million of contributions to our defined benefit pension plans during the third quarter of 2008 and expect to make an additional contribution of $0.6 million during the fourth quarter.

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

•                  crude oil prices and their impact on distribution, packaging and energy costs;

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

•                  our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;

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

•                  the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products; and

•                  fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

•                       other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors” in our 2007 Annual Report on Form 10-K.

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin. Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. The revolving credit facility was undrawn at September 27, 2008. Lehman CPI is one of the lenders participating in our revolving credit facility.  Lehman CPI has only $3.1 million of the $25.0 million commitment. As a result of the bankruptcy filings by Lehman and Lehman CPI discussed above in Item 2, we do not believe that Lehman CPI would honor its funding commitment under the revolving credit facility if we were to make a funding request. As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.4 million, was $19.5 million at September 27, 2008.

We have outstanding $130.0 million of term loan borrowings at September 27, 2008 and December 29, 2007. The interest rate payable for our term loan borrowings is effectively fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007. However, as a result of the bankruptcy filings by Lehman and Lehman SFI discussed above in Item 2, we have determined that the interest rate swap is no longer an effective hedge as defined by SFAS No. 133. The carrying value of our term loan borrowings approximates fair value because interest rates under the term loan borrowings are variable, based on prevailing market rates. A 1.0% increase in interest rates, applied to our variable rate borrowings at

September 27, 2008, would result in an annual increase in interest expense and a corresponding reduction in cash flow of $1.3 million.

The information regarding our interest rate swap under the heading “Liquidity and Capital Resources—Debt—Senior Secured Credit Facility” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

The carrying values and fair values of our senior notes and senior subordinated notes as of September 27, 2008 and December 29, 2007 are as follows (dollars in thousands):

	September 27, 2008		December 29, 2007
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
8% Senior Notes due October 1, 2011	$240,000	$231,600	$240,000	$235,800

12% Senior Subordinated Notes due October 30, 2016(2):
— represented by EISs	122,103	118,517	119,067	126,561
— held separately	43,697	42,413	46,733	49,674

(1)          Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at September 27, 2008 was $6.94 based upon the $7.50 per share closing price of our separately traded Class A common stock and the $14.44 per EIS closing price of our EISs on the New York Stock Exchange on September 26, 2008 (the last business day of the first three quarters of 2008). Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

(3)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at December 29, 2007 was $7.60, based upon the $10.07 per share closing price of our separately traded Class A common stock and the $17.67 per EIS closing price of our EISs on the New York Stock Exchange on December 28, 2007 (the last business day of fiscal 2007).

The recent volatility in the global financial markets could negatively impact the fair value of our debt obligations.

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

Dated: October 30, 2008	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)