Form 10-K
period 2009-01-03
B&G Foods, Inc.
filed 2009-03-05
CIK 1278027

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

As filed with the Securities and Exchange Commission on March 5, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 3, 2009
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

          The aggregate market value of the registrant's outstanding shares of Class A Common Stock (including those held as part of Enhanced Income Securities (EISs)) held by non-affiliates of the registrant as of June 27, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $327,288,034. Solely for purposes of this calculation, each outstanding share of Class A Common Stock (including those held as part of an EIS) was assigned a value equal to the $9.10 per share closing price on June 27, 2008 of the separately traded Class A Common Stock, as quoted on the New York Stock Exchange. In determining the aggregate market value of the registrant's Class A Common Stock held by non-affiliates, shares of Class A Common Stock beneficially owned by directors, officers and holders of more than 10% of the registrant's outstanding shares of Class A Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 28, 2009, the registrant had 36,246,657 shares of Class A common stock, par value $0.01 per share issued and outstanding, 17,718,136 of which were held as part of EISs and 18,528,521 of which were held separate from EISs. Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016. As of February 28, 2009, the registrant had no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Selected designated portions of the registrant's definitive proxy statement to be filed on or before May 4, 2009 in connection with the registrant's 2009 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

 B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

PART I

Item 1.    Business.

Overview

        The terms "B&G Foods," "our," "we" and "us," as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended January 1, 2005, December 31, 2005, December 30, 2006, December 29, 2007 and January 3, 2009 as "fiscal 2004," "fiscal 2005," "fiscal 2006," "fiscal 2007,"and "fiscal 2008" respectively.

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

Products and Markets

        The following is a brief description of our brands and product lines:

        The Ortega brand has been in existence since 1897 and its products span the shelf-stable Mexican food segment including taco shells, tortillas, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products. We continue to expand our product offerings, with new products such as the Ortega Grande Breakfast Kit and Ortega rice products.

        The Cream of Wheat brand was introduced in 1893 and is among the leading brands and one of the most trusted and widely recognized brands of hot cereals sold in the United States. Cream of Wheat is available in original 10-minute, 2 1/2 minute and one-minute versions, and also in instant packets of original and other flavors, including Cinnamon Swirl, and Maple Brown Sugar. We also offer Cream of Rice, a rice-based hot cereal. We have recently introduced Whole Grain Cream of Wheat, a product that is a good source of fiber.

        The Maple Grove Farms of Vermont brand, which originated in 1915, is a leading brand of pure maple syrup in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, sugar free syrups, marinades, fruit syrups, confections, pancake mixes and organic products.

        The Bloch & Guggenheimer brand originated in 1889, and its pickle, pepper/pimentos and relish products are a leading brand in the New York metropolitan area. This line consists of shelf-stable pickles, peppers, relishes, olives and other related specialty items.

        The Polaner brand was introduced in 1880 and is comprised of a broad array of fruit-based spreads as well as jarred wet spices such as chopped garlic and oregano. Polaner All Fruit is a leading national brand of fruit-juice sweetened fruit spread. The spreads are available in more than a dozen flavors. Polaner Sugar Free preserves are the second leading brand of sugar free preserves nationally.

        The Las Palmas brand originated in 1922 and primarily includes authentic Mexican enchilada sauce, chili sauce and various pepper products.

        The B&M brand was introduced in 1927 and is the original brand of brick-oven baked beans. The B&M line includes a variety of baked beans and brown bread. The B&M brand currently has a leading market share in the New England region. We have recently added a Grandma's flavor to the brand which has a sweeter, more robust molasses flavor.

        The Underwood brand's "Underwood Devil" logo, which was registered in 1870, is believed to be the oldest registered trademark still in use for a prepackaged food product in the United States. Underwood meat spreads, which were introduced in the late 1860s, include deviled ham, white-meat chicken, barbeque-flavored chicken, white-meat turkey, roast beef and liverwurst.

        The Emeril's brand was introduced in 2000 under a licensing agreement with celebrity chef Emeril Lagasse. We offer a line of pasta sauces, seasonings, cooking stocks, mustards, salsas, pepper sauces and cooking sprays under the Emeril's brand name.

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

        We have a national sales force that is capable of supporting our current business as well as potential new acquisitions. Our sales force was able to integrate the Ortega, Grandma's molasses, and Cream of Wheat brands within 30 days following the close of the respective acquisitions.

        Marketing.    Our marketing organization is aligned by brand and is responsible for the strategic planning for each of our brands. We focus on deploying promotional dollars where the spending will have the greatest impact on sales. Marketing and trade spending support, on a national basis, typically consists of advertising trade promotions, coupons and cross-promotions with supporting products. Radio and internet advertising supplement this activity.

        Distribution.    We distribute our products through a multiple-channel system that covers every class of customer nationwide. We believe our distribution system has sufficient capacity to accommodate incremental product volume in a cost-effective manner. See Item 2, "Properties" for a listing of our distribution centers and warehouses.

Customers

        Our top ten customers accounted for approximately 48.1% of our net sales for fiscal 2008. Other than Wal-Mart, which accounted for 14.3% of our fiscal 2008 net sales, no single customer accounted for 10.0% or more of our fiscal 2008 net sales. During each of the last three fiscal years our net sales to foreign countries represented less than 1.0% of our total net sales. Our foreign sales are primarily to customers in Canada.

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

Raw Materials

        We purchase raw materials, including agricultural products, meat, poultry, other raw materials and packaging materials from growers, commodity processors, other food companies and packaging manufacturers located in U.S. and foreign locations. Our principal raw materials include maple syrup, wheat, beans, fruits, peppers, cucumbers, other vegetables, meat, poultry and corn sweeteners. We purchase our agricultural raw materials in bulk or pursuant to short-term supply contracts. We purchase most of our agricultural products between April 1 and October 31. We also use packaging materials, particularly glass jars, cans and plastic containers. The profitability of our business relies in substantial part on the prices we and our co-packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, currency exchange rates, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions, the effect of insects, plant diseases and fungi, and glass, metal and plastic prices.

        Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. Although certain commodity prices began to fall in the latter part of fiscal 2008, our commodity prices for wheat, maple syrup, beans and corn sweeteners were substantially higher in fiscal 2008 than those incurred during fiscal 2007. In addition, despite some limited relief in recent months, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and by raising sales prices. However, we and our co-packers are still exposed to potential increases in raw material, ingredient, packaging and distribution costs and we cannot assure you that any cost saving measures or sales price increases by us will offset cost increases. To the extent we are unable to offset any cost increases with sales price increases or other cost saving measures, our financial condition, results of operations and liquidity will be significantly impacted.

Production

        Manufacturing.    We operate five manufacturing facilities for our products. See Item 2, "Properties" for a listing of our manufacturing facilities.

        Co-Packing Arrangements.    In addition to our own manufacturing facilities, we source a significant portion of our products under "co-packing" agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce Regina, Las Palmas and Joan of Arc brand products and certain Cream of Wheat, Emeril's and Ortega brand products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products, although we may experience short-term disturbances in our operations if we are required to change our co-packing arrangements.

        Following the Cream of Wheat acquisition, the instant variety of Cream of Wheat products were manufactured for us by Kraft in a Kraft facility located in Cobourg, Canada pursuant to a transition co-packing agreement that expired in early 2008. During fiscal 2007, we initiated a capital project to expand our Stoughton, Wisconsin facility and to move the Kraft manufacturing equipment located in Cobourg into the Stoughton facility. We completed that project and began producing Cream of Wheat products in Stoughton during the second quarter of 2008 without any disruption in sales. Our Cream of Wheat stove-top products are co-packed for us by a third-party manufacturer located in the United States.

Trademarks and Licensing Agreements

        As of February 28, 2009, we own 109 trademarks that are registered in the United States, 29 trademarks that are registered with certain U.S. states and Puerto Rico, and 377 trademarks that are registered in foreign countries. In addition, we have 11 trademark applications pending in the United States and foreign countries. Examples of our trademarks and registered trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Brer Rabbit, Cozy Cottage, Cream of Rice, Cream of Wheat, Grandma's, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Ortega, Polaner, Regina, Sa-són, Trappey's, Underwood, Vermont Maid and Wright's. We consider our trademarks to be of special significance in our business. We are not aware of any circumstances that would negatively impact our trademarks. Our credit facility is secured by substantially all of our assets (other than our real property), including our rights to our intellectual property.

        In June 2000 we entered into a license agreement with Emeril's Food of Love Productions, L.L.C. (EFLP). This license agreement grants us an exclusive license to use the intellectual property owned by the licensor relating to Mr. Lagasse, including the name "Emeril Lagasse" and pictures, photographs and other personality material, in connection with the manufacturing, marketing and distribution of dry seasoning, liquid seasoning, condiments, sauces, dressings and certain other products through retail channels in the United States, the Caribbean and Canada. We also have the right of first negotiation with respect to other shelf-stable grocery products. Under the license agreement, the licensor owns all of the recipes that it provides to us and all of our Emeril's brand products and related marketing materials are subject to the prior approval of the licensor, which approval may not be unreasonably withheld. In addition, we are prohibited from entering into similar arrangements with other chefs or celebrities in connection with any of the products covered by the agreement with the licensor.

        The license agreement has been extended through May 2010 and is subject to extension and renewal at our option for an indefinite period if we meet specified annual net sales results. Among other things, we are obligated to introduce and market new products in each year of the license agreement and to pay the licensor royalties based on annual net sales of our Emeril's brand products. The license agreement may be terminated by the licensor if we are in breach or default of any of our material obligations thereunder. We have also agreed to indemnify the licensor with respect to claims under the license agreement, including claims relating to any alleged unauthorized use of any mark, personality or recipe by us in connection with the products in the Emeril's line of products.

        In February 2008, Martha Stewart Living Omnimedia, Inc. (MSLO) announced that it was acquiring certain assets related to the business of Emeril Lagasse. In connection with the closing of that transaction and with our consent, EFLP assigned its rights under the license agreement to a subsidiary of MSLO.

Employees and Labor Relations

        As of January 3, 2009, our workforce consisted of 721 employees. Of that total, 554 employees were engaged in manufacturing, 40 were engaged in marketing and sales, 101 were engaged in distribution and 26 were engaged in administration. Approximately 348 of our 721 employees, as of January 3, 2009, were covered by collective bargaining agreements. Approximately 56 of our employees at our Roseland, New Jersey facility were covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863), scheduled to expire on March 31, 2009. We are currently in negotiations for a new collective bargaining agreement for our Roseland facility. However, we cannot assure you that we will reach a new agreement with the union prior to the expiration date. Approximately 161 of our employees at our Portland and Biddeford, Maine facilities were covered by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334), scheduled to expire on April 28, 2012. Approximately 131 of our employees at our Stoughton, Wisconsin facility were covered by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695), scheduled to expire on March 31, 2011. In general, we consider our employee and union relations to be good.

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

        Our largest customer, Wal-Mart, accounted for 14.3% of our fiscal 2008 net sales, and our ten largest customers together accounted for approximately 48.1% of our fiscal 2008 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on private label products. If we fail to use our marketing expertise and unique products and category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

        We purchase agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Although certain commodity prices began to fall in the latter part of fiscal 2008, our commodity prices for wheat, maple syrup, beans and corn sweeteners were substantially higher in fiscal 2008 than those incurred during fiscal 2007. In addition, despite some limited relief in recent months, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and by raising sales prices. We cannot assure you that any cost saving measures or sales price increases by us will offset increases to our raw material, ingredient, packaging and distribution costs. To the extent we are unable to offset cost increases, our operating results, profitability and financial condition will be significantly impacted.

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

        Part of our strategy has been to grow through acquisition. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from future acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. In addition, any acquired product lines or businesses may require a greater amount of trade, promotional and capital spending than we anticipate. Historically, we have grown net sales for some but not all of the brands we have acquired. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management's attention from other business concerns. Any inability by us to integrate and manage any acquired product lines or businesses in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We have substantial indebtedness, which could restrict our ability to pay dividends with respect to shares of our Class A common stock; restrict our ability to pay interest on our senior subordinated notes and our senior notes; and impact our financing options and liquidity position.

        At January 3, 2009, we had total long-term indebtedness of $535.8 million, including $370.0 million principal amount of senior indebtedness, and $165.8 million principal amount of senior subordinated indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. While our credit facility, our senior notes indenture and our senior subordinated notes indenture contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

As a result of disruptions in the credit markets or other factors, we may not be able to refinance our debt upon terms acceptable to us or at all.

        Our credit facility is subject to periodic renewal or must otherwise be refinanced. Likewise, we intend to refinance our senior notes and senior subordinated notes at or prior to maturity. Our $25.0 million revolving credit facility matures on January 10, 2011, our $240.0 million senior notes mature on October 1, 2011, our $130.0 million of term loan borrowings matures on February 26, 2013 and our $165.8 million of senior subordinated notes mature on October 30, 2016, provided, however, that if we do not repay, redeem or refinance our senior notes prior to April 1, 2011, the outstanding term loan borrowings will become immediately due and payable on April 1, 2011.

        Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt could be impaired by various factors, including factors beyond our control. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

Failure by third-party co-packers or suppliers of raw materials to comply with food safety, environmental or other regulations may disrupt our supply of certain products and adversely affect our business.

        We rely on co-packers to produce certain of our products and on other suppliers to supply raw materials. Such co-packers and other suppliers, whether in the United States or outside the United States, are subject to a number of regulations, including food safety and environmental regulations. Failure by any of our co-packers or other suppliers to comply with regulations, or allegations of compliance failure, may disrupt their operations. Disruption of the operations of a co-packer or other suppliers could disrupt our supply of product or raw materials, which could have an adverse effect on our business, consolidated financial condition, results of operations or liquidity. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect our results of operations.

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

A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of maple syrup products.

        We purchase the majority of our maple syrup requirements from suppliers in Québec, Canada. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products.

Litigation regarding our trademarks and any other proprietary rights and intellectual property infringement claims may have a significant negative impact on our business.

        We maintain an extensive trademark portfolio that we consider to be of significant importance to our business. If the actions we take to establish and protect our trademarks and other proprietary rights are not adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights, it may be necessary for us to initiate or enter into litigation in the future to enforce our trademark rights or to defend ourselves against claimed infringement of the rights of others. Any legal proceedings could result in an adverse determination that could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We face risks associated with our defined benefit pension plans.

        We hold investments in equity and debt securities in our defined benefit pension plans. A deterioration in the value of plan assets resulting from the general financial downturn or otherwise, could cause an increase in the amount of contributions we are required to make to the plans. For example, during fiscal 2008, our primary defined benefit pension plans moved from an overfunded to underfunded status driven by decreased plan asset values resulting from the global financial turndown. An obligation to make contributions to pension plans could reduce the cash available for working capital and other corporate uses, and may have a material adverse effect on our business, consolidated financial position, results of operations or liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees' collective bargaining agreements, shifts in union policy or labor disruptions in the food industry.

        As of January 3, 2009, approximately 348 of our 721 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. We are currently in negotiations for a new collective bargaining agreement to replace the existing collective bargaining agreement for our Roseland, New Jersey facility that is scheduled to expire on March 31, 2009. However, we cannot assure you that we will reach a new agreement with the union prior to the expiration date. If prior to the expiration of the Roseland collective bargaining agreement or prior to the expiration of any of our other existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

        We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $31.2 million per year for 2009 through 2011, approximately $29.6 million for fiscal 2012, approximately $28.1 million for fiscal 2013, approximately $23.3 million for fiscal 2014, approximately $22.2 million per year for fiscal 2015 through 2017, approximately $19.6 million for fiscal 2018, approximately $15.2 million per year for fiscal 2019 and 2020, approximately $13.2 million for fiscal 2021, and approximately $2.2 million for fiscal 2022. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

A change in the assumptions used to value our goodwill or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

        Our total assets include substantial goodwill and other intangible assets (primarily indefinite-lived intangible assets associated with our brands). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our EBITDA. We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater. We completed our annual impairment tests for fiscal 2008, 2007 and 2006 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. However, materially different, assumptions regarding the future performance of our businesses could result in significant impairment losses. In addition, the recent volatility in our company's stock price and declines in our market capitalization could put pressure on the carrying value of our goodwill and indefinite-lived intangibles. Management will continue to monitor these assets for impairment in future periods. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

The global financial downturn and the tightening of the credit markets exposes us to additional credit risks from customers and supply risks from suppliers and co-packers.

        As a result of the global financial downturn and the tightening of the credit markets, some of our customers, suppliers and co-packers may have experienced a significant decline in profits and/or reduced liquidity. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. A significant adverse change in the financial and/or credit position of a supplier or co-packer could result in an interruption of supply. This could have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

Risks Relating to our Securities

Holders of our Class A common stock (including Class A common stock held as part of EISs) may not receive the level of dividends provided for in our dividend policy or any dividends at all.

        Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our board of directors may, in its sole discretion, decrease the level of dividends provided for in our dividend policy or entirely discontinue the payment of dividends. For example, beginning with the January 30, 2009 quarterly dividend payment, our board of directors reduced the intended annual dividend rate from $0.848 per share to $0.680 per share. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions (including restrictions in our credit facility, senior notes indenture and senior subordinated notes indenture), business opportunities, provisions of applicable law (including certain provisions of the Delaware General Corporation Law) and other factors that our board of directors may deem relevant.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located at Four Gatehall Drive, Suite 110, Parsippany, NJ 07054. Our manufacturing plants are generally located near major customer markets and raw materials. Of our five manufacturing facilities, four are owned and one is leased. Management believes that our manufacturing plants have sufficient capacity to accommodate our planned growth. As of January 3, 2009, we owned or leased the offices, manufacturing and warehouse facilities and distribution centers described in the table below:

Facility Location	Owned/Leased	Description
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
St. Evariste, Québec	Owned	Storage Facility
Sharptown, Maryland	Owned	Storage Facility
Parsippany, New Jersey	Leased	Corporate Headquarters
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Antioch, Tennessee	Leased	Distribution Center
Houston, Texas	Leased	Distribution Center
Biddeford, Maine	Leased	Distribution Center
Seaford, Delaware	Leased	Distribution Center
Bentonville, Arkansas	Leased	Sales Office

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        During the fourth quarter of fiscal 2008, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        We have two separate authorized classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share. As of January 3, 2009, there were 36,246,657 shares of Class A common stock issued and outstanding, 17,453,552 of which were held as part of EISs and 18,793,105 of which were held separate from EISs. Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016. The holders of our EISs may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes at any time. Upon the occurrence of certain events (including redemption of the senior subordinated notes or upon maturity of the senior subordinated notes), EISs will automatically separate. Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs. Separation and combination of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs. As of January 3, 2009, there were no shares of Class B common stock issued or outstanding.

        Shares of our Class A common stock held separate from EISs are traded on the New York Stock Exchange under the symbol "BGS" and have been so traded since May 23, 2007. The following table sets forth the high and low sales prices of shares of our Class A common stock for each of the quarterly periods indicated.

	High	Low
Fiscal 2007
Second Quarter	$14.05	$12.90
Third Quarter	$14.06	$11.90
Fourth Quarter	$13.10	$9.72
Fiscal 2008
First Quarter	$11.80	$9.00
Second Quarter	$11.29	$7.96
Third Quarter	$10.49	$6.54
Fourth Quarter	$7.60	$2.54

        Our EISs are traded on the New York Stock Exchange under the symbol "BGF" and have been so traded since June 18, 2007. From October 8, 2004 through June 15, 2007 our EISs traded on the American Stock Exchange. The following table sets forth the high and low sales prices of our EISs for each of the quarterly periods indicated.

	High	Low
Fiscal 2007
First Quarter	$24.25	$19.76
Second Quarter	$25.00	$19.70
Third Quarter	$21.45	$18.75
Fourth Quarter	$21.06	$16.80
Fiscal 2008
First Quarter	$19.95	$14.75
Second Quarter	$19.25	$14.93
Third Quarter	$17.85	$11.00
Fourth Quarter	$14.44	$5.10

Holders

        According to the records of our transfer agent, we had 13 holders of record of our Class A common stock as of February 28, 2009, including Cede & Co. as nominee for The Depository Trust Company (DTC). As of February 28, 2009, we had one holder of record of the EISs, Cede & Co. as nominee for DTC. Cede & Co. as nominee for DTC holds shares of our Class A common stock and EISs on behalf of participants in the DTC system, which in turn hold the shares of Class A common stock and the EISs on behalf of beneficial owners.

Performance Graphs

        Class A Common Stock.    Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company's separately traded shares of Class A common stock with the cumulative total return of the Russell MicroCap Index and the S&P Packaged Foods & Meats Index for the period from May 23, 2007 (the first day of trading of our separately traded shares of Class A common stock on the New York Stock Exchange) to January 3, 2009, assuming the investment of $100 on May 23, 2007 and the reinvestment of dividends. The separately traded Class A common stock price performance shown on the graph only reflects the change in our company's separately traded Class A common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 19 Month Cumulative Total Return
Among B&G Foods, Inc. Class A Common Stock,
the Russell MicroCap Index and the S&P Packaged Foods & Meats Index

	5/23/2007	12/29/2007	1/3/2009
B&G Foods, Inc. Class A common stock (BGS)	$100.00	$80.06	48.28
Russell MicroCap Index	100.00	89.85	54.11
S&P Packaged Foods & Meats	100.00	96.24	84.25

        Enhanced Income Secrities (EISs).    Set forth below is a line graph comparing the change in the cumulative total EIS holder return on our company's EISs with the cumulative total return of the Russell MicroCap Index and the S&P Packaged Foods & Meats Index for the period from October 8, 2004 (the first day of trading of our EISs on the American Stock Exchange) to January 3, 2009, assuming the investment of $100 on October 8, 2004 and the reinvestment of dividends and interest. The EIS price performance shown on the graph only reflects the change in our company's EIS price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 51 Month Cumulative Total Return
Among B&G Foods, Inc. Enhanced Income Securities,
the Russell MicroCap Index and the S&P Packaged Foods & Meats Index

	10/8/2004	1/1/2005	12/31/2005	12/30/2006	12/29/2007	1/3/2009
B&G Foods, Inc. EIS (BGF)	$100.00	$102.82	$112.24	$170.78	$163.74	110.55
Russell MicroCap Index	100.00	115.50	118.47	138.06	127.02	76.49
S&P Packaged Foods & Meats	100.00	110.97	102.10	118.95	121.54	106.40

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

        For fiscal 2008 and fiscal 2007, we had cash flows from operating activities of $40.5 million and $34.0 million, respectively, and distributed $31.2 million and $24.1 million as dividends, respectively. Our board of directors declared quarterly dividends of $0.212 per share of Class A common stock during each of the first three quarters of fiscal 2008 and each quarter of fiscal 2007, and $0.17 per share of Class A common stock during the fourth quarter of fiscal 2008. Since May 2007, we no longer have any shares of Class B common stock issued or outstanding. No dividends were ever declared on our Class B common stock.

        Under U.S. federal income tax law, distributions to holders of our Class A common stock (whether held separately or as part of EISs) are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis of the holders of our Class A common stock in such stock. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. B&G Foods has determined that for U.S. federal income tax purposes all dividends paid in fiscal 2008 would be treated as a return of capital and 91.4% of dividends paid in fiscal 2007 would be treated as a return of capital and the remainder would be treated as a dividend paid from earnings and profits.

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

  •
  a "consolidated senior leverage ratio" (defined as the ratio of our consolidated senior debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) of not more than 5.00 to 1.0; and

  •
  a "consolidated total leverage ratio" (defined as the ratio of our consolidated total debt of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) of not more than 7.00 to 1.0.

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

Recent Sales of Unregistered Securities

        We did not issue any unregistered securities in fiscal 2008.

Issuer Purchases of Equity Securities

        The following table sets forth information with respect to shares of our Class A common stock that we purchased during the fourth quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
September 28, 2008 to October 25, 2008	—	—	—	—
October 26, 2008 to November 29, 2008	485,931	$4.55	485,931	$7,787,949
November 30, 2008 to January 3, 2009	64,400	$5.00	64,400	$7,466,143

Total	550,331	$4.60	550,331	$7,466,143

(a)
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

Item 6.    Selected Financial Data.

        The following selected historical consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended January 3, 2009 (fiscal 2008), December 29, 2007 (fiscal 2007), December 30, 2006 (fiscal 2006), December 31, 2005 (fiscal 2005) and January 1, 2005 (fiscal 2004) have been derived from our audited consolidated financial statements. Fiscal 2008 contained 53 weeks and the fiscal years 2007, 2006, 2005 and 2004 each contained 52 weeks.

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(Dollars in thousands, except ratios and per share data)
Consolidated Statement of Operations Data(1):
Net sales	$486,896	$471,336	$411,306	$379,262	$372,754
Cost of goods sold(2)	352,967	323,316	297,053	275,768	260,814

Gross profit	133,929	148,020	114,253	103,494	111,940
Sales, marketing and distribution expenses	44,888	51,684	45,343	41,522	43,241
General and administrative expenses(3)	8,707	9,682	7,688	6,965	4,885
Management fees—related party	—	—	—	—	386
Transaction related compensation expenses(4)	—	—	—	—	9,859
Gain on sale of property, plant and equipment(5)	—	—	(525)	—	—
Amortization expense—customer relationships(6)	6,450	5,501	731	—	—

Operating income	73,884	81,153	61,016	55,007	53,569
Interest expense, net(7)	58,067	52,688	43,481	41,767	48,148

Income before income tax expense	15,817	28,465	17,535	13,240	5,421
Income tax expense	6,084	10,640	5,962	5,235	2,126

Net income	9,733	17,825	11,573	8,005	3,295
Preferred stock accretion	—	—	—	—	11,666
Gain on repurchase of preferred stock	—	—	—	—	(17,622)

Net income available to common stockholders	$9,733	$17,825	$11,573	$8,005	$9,251

Earnings per share data:
Weighted average basic and diluted Class A shares outstanding	36,715	29,911	20,000	20,000	4,231
Weighted average basic Class B shares outstanding	—	3,093	7,556	7,556	10,739
Weighted average diluted Class B shares outstanding	—	3,093	7,556	7,556	13,813
Net income (loss) available to common stockholders per share:
Distributed basic and diluted earnings:
Class A common stock	$0.81	$0.92	$0.85	$0.85	$0.88
Basic earnings per share:
Class A common stock	$0.27	$0.62	$0.65	$0.53	$1.25
Class B common stock	$—	$(0.30)	$(0.20)	$(0.33)	$0.37
Diluted earnings per share:
Class A common stock	$0.27	$0.62	$0.65	$0.53	$1.19
Class B common stock	$—	$(0.30)	$(0.20)	$(0.33)	$0.31
Other Financial Data(1):
Net cash provided by operating activities	$40,496	$34,049	$32,771	$22,523	$19,302
Capital expenditures	(10,631)	(14,230)	(7,306)	(6,659)	(6,598)
Payments for acquisition of businesses	—	(200,526)	(30,102)	(2,513)	—
Net proceeds from sale of property, plant and equipment	—	—	1,275	—	52
Net cash (used in) provided by financing activities	(33,747)	187,693	7,621	(16,448)	7,628
EBITDA(8)	$89,436	$94,451	$69,000	$61,919	$60,292
Ratio of earnings to fixed charges(9)	1.3x	1.5x	1.4x	1.3x	1.1x
Senior debt / EBITDA(10)	4.1x	3.9x	3.8x	3.9x	4.0x
Total debt / EBITDA	6.0x	5.7x	6.2x	6.6x	6.7x
EBITDA / cash interest expense(11)	1.8x	2.0x	1.7x	1.6x	1.9x
Consolidated Balance Sheet Data (at end of period)(1):
Cash and cash equivalents	$32,559	$36,606	$29,626	$25,429	$28,525
Net working capital(12)	81,812	78,499	73,415	78,407	73,259
Total assets	825,090	847,590	616,205	594,175	595,952
Total debt	535,800	535,800	430,800	405,800	405,800
Total stockholders' equity(13)(14)	$144,648	$174,635	$75,487	$83,274	$92,261

(1)
We completed the acquisition of the Ortega food service dispensing pouch and dipping cup business from Nestlé on December 1, 2005. We completed the Grandma's molasses acquisition from Cadbury Schweppes, on January 10, 2006. We completed the Cream of Wheat acquisition from Kraft effective February 25, 2007. The Ortega dispensing pouch and dipping cup acquisition, the Grandma's molasses acquisition and the Cream of Wheat acquisition have been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the purchase method of accounting for these acquisitions affect comparability between periods.

(2)
Cost of goods sold for fiscal 2008 include $0.1 million of the $0.8 million severance and termination charges we incurred in fiscal 2008 relating to a workforce reduction announced in October 2008. Cost of goods sold for fiscal 2005 include a $3.8 million charge related to the closing of our New Iberia, Louisiana, manufacturing facility, which included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.0 million.

(3)
General and administrative expenses for fiscal 2008 include $0.7 million of the $0.8 million severance and termination charges we incurred in fiscal 2008 relating to a workforce reduction announced in October 2008. General and administrative expenses for fiscal 2007 include an accrual of $1.9 million relating to a special bonus pool approved by our compensation committee and paid in fiscal 2008 to our executive officers and certain members of senior management to recognize their significant contributions to the successful completion of the Cream of Wheat acquisition and the Class A common stock offering, offset by an insurance reimbursement of $0.8 million relating to a previously reported employee theft.

(4)
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

(6)
Amortization expense of customer relationships are amortized over their useful lives of 20 years and includes the amortization expense relating to the amortization of customer relationship intangibles acquired in the Grandma's molasses acquisition and Cream of Wheat acquisition. We had no customer relationship intangibles in fiscal 2005 or 2004.

(7)
Fiscal 2008 net interest expense includes a $5.6 million charge relating to the unrealized loss on our interest rate swap subsequent to our determination that the swap was no longer an effective hedge under the guidelines of SFAS No. 133, due to Lehman's bankruptcy filing in September 2008 and a reclassification of $0.5 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap. Fiscal 2004 net interest expense includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our 2004 EIS offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred debt issuance costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

(8)
EBITDA was negatively impacted by $0.8 million in fiscal 2008 as a result of severance and termination charges incurred in connection with a workforce reduction, $3.8 million in fiscal 2005 in connection with restructuring charges and $9.9 million in fiscal 2004 for transaction related compensation expenses incurred in connection with our initial public offering, the concurrent offerings and the related transactions.

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

  A reconciliation of EBITDA to net income and to net cash provided by operating activities for fiscal 2008, 2007, 2006, 2005 and 2004 along with the components of EBITDA follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(Dollars in thousands)
Net income	$9,733	$17,825	$11,573	$8,005	$3,295
Income tax expense	6,084	10,640	5,962	5,235	2,126
Interest expense, net(A)	58,067	52,688	43,481	41,767	48,148
Depreciation and amortization	15,552	13,298	7,984	6,912	6,723

EBITDA	89,436	94,451	69,000	61,919	60,292
Income tax expense	(6,084)	(10,640)	(5,962)	(5,235)	(2,126)
Interest expense, net(A)	(58,067)	(52,688)	(43,481)	(41,767)	(48,148)
Deferred income taxes	7,250	9,323	6,165	4,795	7,462
Amortization of deferred debt issuance costs and bond discount	3,169	3,190	2,830	2,791	2,532
Write-off of deferred debt issuance costs	—	1,769	—	—	—
Costs relating to the early extinguishment of debt(A)	—	—	—	—	13,906
Unrealized loss on interest rate swap(A)	5,569	—	—	—	—
Reclassification to interest expense, net(A)	494	—	—	—	—
Share-based compensation expense debt(A)	1,032	—	—	—	—
Gain on sale of property, plant and equipment(B)	—	—	(525)	—	—
Non-cash restructuring charge—property, plant, equipment and inventory impairment(B)	—	—	—	3,070	—
Changes in assets and liabilities, net of effects of business combination	(2,303)	(11,356)	4,744	(3,050)	(14,616)

Net cash provided by operating activities	$40,496	$34,049	$32,771	$22,523	$19,302

  (A)
  Net interest expense in fiscal 2008 includes $5.6 million relating to the unrealized loss on our interest rate swap subsequent to our determination that the swap was no longer an effective hedge under the guidelines of SFAS No. 133, due to Lehman's bankruptcy filing in September 2008 and a reclassification of $0.5 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap. Net interest expense in fiscal 2004 includes $13.9 million of costs relating to the early extinguishment of debt incurred in connection with our 2004 EIS offering, the concurrent offerings and the related transactions. Included in these costs are: $8.4 million for the write-off of deferred debt issuance costs, $4.9 million for bond tender costs and $0.6 million for the payment of bond discount.

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

(9)
We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness, reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive income (loss) related to our interest rate swap and an interest component of lease rental expense. Fixed charges excluded the unrealized loss on our interest rate swap.

(10)
Senior debt, as defined in the indenture governing our senior subordinated notes, is equal to all of our outstanding debt excluding our senior subordinated notes.

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(Dollars in thousands, except ratios)
Senior secured credit facility:
Revolving credit facility	$—	$—	$—	$—	$—
Term loan	130,000	130,000	25,000	—	—
Senior notes	240,000	240,000	240,000	240,000	240,000
Obligations under capital leases	—	—	—	—	—

Senior debt	$370,000	$370,000	$265,000	$240,000	$240,000

EBITDA	$89,436	$94,451	$69,000	$61,919	$60,292
Senior debt / EBITDA	4.1x	3.9x	3.8x	3.9x	4.0x
(11)
Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount, unrealized loss on our interest rate swap, reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive income (loss) related to our interest rate swap and early extinguishment of debt costs.

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(Dollars in thousands, except ratios)
Interest expense, net	$58,067	$52,688	$43,481	$41,767	$48,148
Amortization of deferred financing and bond discount	(3,169)	(3,190)	(2,830)	(2,791)	(2,532)
Unrealized loss on interest rate swap	(5,569)	—	—	—	—
Reclassification to interest expense, net	(494)	—	—	—	—
Early extinguishments of debt costs including: write-off of deferred debt issuance costs, bond tender costs and bond discount	—	(1,769)	—	—	(13,906)

Cash interest expense	$48,835	$47,729	$40,651	$38,976	$31,710

EBITDA	$89,436	$94,451	$69,000	$61,919	$60,292
EBITDA / cash interest expense	1.8x	2.0x	1.7x	1.6x	1.9x
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

(14)
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

        Since 1996, we have successfully acquired and integrated 18 separate brands into our operations. We completed the acquisition of the Grandma's molasses business from Motts LLP, a Cadbury Schweppes Americas Beverages Company, on January 10, 2006, which we refer to in this report as the Grandma's molasses acquisition. We completed the acquisition of the Cream of Wheat and Cream of Rice brands from Kraft Foods Global, Inc., effective February 25, 2007, which we refer to in this report as the "Cream of Wheat acquisition." The Grandma's molasses acquisition and the Cream of Wheat acquisition have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the purchase method of accounting for these acquisitions affect comparability between periods.

        We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above under Item 1A, "Risk Factors" and below under the heading "Forward-Looking Statements" include:

        Fluctuations in Commodity Prices and Production and Distribution Costs:    We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. In fiscal 2008, our commodity prices for wheat, maple syrup, beans and corn sweeteners were higher than those incurred during fiscal 2007.

        In 2008, maple syrup production in Canada, which represents the great majority of global production, was significantly below industry needs due to poor crop yields and growing global demand. As a result, the price we paid for maple syrup in 2008 increased significantly and we have experienced a shortfall in supply as compared to our needs, which has and will continue to negatively impact our sales volume of maple syrup products through at least the first quarter of fiscal 2009.

        In addition, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and by raising sales prices. To date, our cost saving measures and sales price increases have not fully offset increases to our raw material, ingredient, packaging and distribution costs and as a result our operating results have been negatively impacted. To the extent we are unable to offset present and future cost increases, our operating results will continue to be negatively impacted.

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

        Consumer Concern Regarding Food Safety, Quality and Health: The food industry is subject to consumer concerns regarding the safety and quality of certain food products.

        Fluctuations in Currency Exchange Rates:    We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar, could significantly increase our costs relating to the production of our maple syrup products.

        To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

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

  Goodwill and Trademarks

        Goodwill and intangible assets with indefinite useful lives (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired.

        We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our EBITDA. We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater.

        We completed our annual impairment tests for fiscal 2008, 2007 and 2006 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. However, materially different, assumptions regarding the future performance of our business could result in significant impairment losses. In addition, the recent volatility in our company's stock price and declines in our market capitalization could put pressure on the carrying value of our goodwill and indefinite-lived intangibles. Management will continue to monitor these assets for impairment in future periods. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.

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

  Pension Expense

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2008, we made total pension contributions to our pension plans of $2.5 million compared with $3.7 million in fiscal 2007. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in fiscal 2009 and beyond.

        Our discount rate assumption decreased from 6.50% for each of our three defined benefit pension plans at December 29, 2007 to 6.00%, 6.10% and 6.10%, respectively, at January 3, 2009. We currently anticipate that assumption changes, coupled with the amortization of deferred losses will result in an increase in fiscal 2009 pre-tax pension expense of approximately $1.6 million. While we do not presently anticipate a change in our fiscal 2009 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.2 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.1 million. For fiscal 2009, our funding requirement and expected company contribution is $1.2 million.

        In August 2006, the Pension Protection Act of 2006 was signed into law. The major provisions of the statute took effect on January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. The Pension Protection Act of 2006 is not expected to have a significant impact on our future pension funding requirements.

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

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.5%	68.6%	72.2%

Gross profit	27.5%	31.4%	27.8%
Sales, marketing and distribution expenses	9.2%	11.0%	11.0%
General and administrative expenses	1.8%	2.0%	1.9%
Gain on sale of property, plant and equipment	—	—	(0.1)%
Amortization expense—customer relationships	1.3%	1.2%	0.2%

Operating income	15.2%	17.2%	14.8%
Interest expense, net	11.9%	11.2%	10.6%

Income before income tax expense	3.2%	6.0%	4.2%
Income tax expense	1.2%	2.2%	1.4%

Net income	2.0%	3.8%	2.8%

        As used in this section the terms listed below have the following meanings:

        Net Sales.    Our net sales represents gross sales of products shipped to customers plus amounts charged customers for shipping and handling, less cash discounts, coupon redemptions, slotting fees and trade promotional spending.

        Gross Profit.    Our gross profit is equal to our net sales less cost of goods sold. The primary components of our cost of goods sold are cost of internally manufactured products, purchases of finished goods from co-packers plus freight costs to our distribution centers and to our customers. For fiscal 2008, cost of goods sold includes a small portion of the severance and termination charges we incurred in connection with a workforce reduction implemented in October 2008.

        Sales, Marketing and Distribution Expenses.    Our sales, marketing and distribution expenses include costs for marketing personnel, consumer advertising programs, internal sales forces, brokerage costs and warehouse facilities.

        General and Administrative Expenses.    Our general and administrative expenses include administrative employee compensation and benefit costs, as well as information technology infrastructure and communication costs, office rent and supplies, professional services, management fees and other general corporate expenses. For fiscal 2008, general and administrative expenses include severance and termination charges related to a workforce reduction implemented in October 2008. For fiscal 2007, general and administrative expenses are net of insurance proceeds relating to a previously reported employee theft.

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

        Net Interest Expense.    Net interest expense includes interest relating to our outstanding indebtedness and amortization of deferred debt issuance costs, net of interest income and subsequent to our determination in September 2008, that our interest rate swap is no longer an effective hedge as defined by SFAS No. 133, unrealized losses on the interest rate swap and the reclassification of amounts recorded in accumulated other comprehensive income (loss) related to the swap.

  Fiscal 2008 Compared to Fiscal 2007

        Our fiscal 2008 included fifty-three weeks of operating results compared with fifty-two weeks in fiscal 2007.

        Net Sales.    Net sales increased $15.6 million or 3.3% to $486.9 million for fiscal 2008 from $471.3 million for fiscal 2007. During fiscal 2008, net sales were negatively impacted by the poor maple syrup crop in Canada that led to a global shortfall of pure maple syrup. Net sales of our Maple Grove Farms pure maple syrup products decreased by $2.5 million, consisting of a unit volume decline of $8.2 million, partially offset by sales price increases $5.7 million. Net sales in fiscal 2008 were also negatively impacted by $0.8 million due to the termination of a temporary co-packing arrangement. Excluding the impact of these two events, net sales for fiscal 2008 increased $18.9 million or 4.3%. Of this $18.9 million increase, $8.6 million was attributable to sales price increases, $1.3 million was attributable to an increase in unit volume and $9.0 was attributable to an extra two months of Cream of Wheat sales in fiscal 2008.

        Net sales of our lines of Ortega, Las Palmas, B&G, Maple Grove Farms (excluding pure maple syrup), Joan of Arc, Polaner, Grandma's, B&M and Vermont Maid products increased by $6.9 million, $1.8 million, $1.0 million, $0.8 million, $0.8 million, $0.7 million, $0.7 million, $0.5 million and $0.4 million or 7.1%, 7.2%, 2.7%, 2.1%, 7.3%, 1.8%, 6.4%, 2.3% and 16.2%, respectively. These increases were offset by a reduction in net sales of Underwood, Emeril's, Regina and Ac'cent products of $1.0 million, $0.8 million, $0.8 million and $0.4 million or 4.6%, 4.3%, 7.3% and 2.2%, respectively, and a reduction in net sales of our private label pickles and peppers of $0.7 million or 14.5%. In the aggregate, net sales for all other brands remained constant. On a full year pro forma basis net sales of Cream of Wheat decreased $2.4 million or 3.7%.

        Gross Profit.    Gross profit decreased $14.1 million or 9.5% to $133.9 million in fiscal 2008 from $148.0 million in fiscal 2007. Gross profit expressed as a percentage of net sales decreased 3.9 percentage points to 27.5% in fiscal 2008 from 31.4% in fiscal 2007. The decrease in gross profit expressed as a percentage of net sales was primarily attributable to increased costs of maple syrup, packaging, wheat, transportation, beans, corn and sweeteners, partially offset by $14.3 million in sales price increases.

        Sales, Marketing and Distribution Expenses.    Sales, marketing and distribution expenses decreased $6.8 million or 13.2% to $44.9 million for fiscal 2008 from $51.7 million for fiscal 2007. This decrease is primarily due to a decrease in consumer marketing of $3.8 million, compensation and bonus expenses of $2.1 million, brokerage expenses of $0.6 million and general selling expenses of $0.3 million. Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased 1.8 percentage points to 9.2% in fiscal 2008 from 11.0% in fiscal 2007.

        General and Administrative Expenses.    General and administrative expenses decreased $1.0 million or 10.1% to $8.7 million in fiscal 2008 from $9.7 million in fiscal 2007. Excluding the impact of the $0.8 million insurance reimbursement received in the second quarter of 2007 (which was recorded as an offset to general and administrative expense), general and administrative expenses decreased by $1.8 million in fiscal 2008 as compared to fiscal 2007. This decrease was primarily the result of a decrease in compensation expense (including incentive plan accruals) of $2.7 million and a decrease in other expenses of $0.3 million of other expenses, partially offset by severance and termination expenses of $0.7 million and an increase in professional fees of $0.5 million.

        Amortization Expense—Customer Relationships.    Amortization expense—customer relationships increased $1.0 million to $6.5 million in fiscal 2008 from $5.5 million in fiscal 2007. This increase is attributable to the Cream of Wheat acquisition, which was completed during the first quarter of 2007.

        Operating Income.    As a result of the foregoing, operating income decreased $7.3 million or 9.0% to $73.9 million in fiscal 2008 from $81.2 million in fiscal 2007. Operating income expressed as a percentage of net sales decreased to 15.2% in fiscal 2008 from 17.2% in fiscal 2007.

        Net Interest Expense.    Net interest expense increased $5.4 million to $58.1 million in fiscal 2008 from $52.7 million in fiscal 2007. Net interest expense in fiscal 2008 includes a $5.6 million charge relating to the unrealized loss on our interest rate swap subsequent to our determination that the swap was no longer an effective hedge under the guidelines of SFAS No. 133, due to Lehman's bankruptcy filing in September 2008 and a reclassification of $0.5 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap. Net interest expense in fiscal 2008 also includes a reduction in interest income primarily due to lower interest rates and capitalized interest on qualifying assets. Interest expense for fiscal 2007 included a write-off of deferred financing costs of $1.8 million relating to our prepayment of $100.0 million of term loan borrowings with a portion of the proceeds of our public offering of Class A common stock in May 2007. See "—Liquidity and Capital Resources—Debt" below.

        Income Tax Expense.    Income tax expense decreased $4.5 million to $6.1 million in fiscal 2008 from $10.6 million in fiscal 2007. Our effective tax rate for fiscal 2008 was 38.5% as compared with 37.4% for fiscal 2007. Our effective tax rate for fiscal 2008 primarily includes an increase of 0.6% relating to permanent differences.

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

        Gross Profit.    Gross profit increased $33.7 million or 29.6% to $148.0 million in fiscal 2007 from $114.3 million in fiscal 2006. Gross profit expressed as a percentage of net sales increased 3.6 percentage points to 31.4% in fiscal 2007 from 27.8% in fiscal 2006. The increase in gross profit expressed as a percentage of net sales was primarily due to the positive effect of the Cream of Wheat acquisition, which improved our overall gross profit expressed as a percentage of net sales by 4.2 percentage points. Our gross profit expressed as a percentage of net sales for all other brands in the aggregate decreased by 0.6 percentage points primarily due to the higher costs for packaging, corn sweeteners, beans and maple syrup partially offset by sales price increases.

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

        General and Administrative Expenses.    General and administrative expenses increased $2.0 million or 25.9% to $9.7 million in fiscal 2007 from $7.7 million in fiscal 2006. The increase in general and administrative expenses primarily resulted from an increased accrual for incentive compensation of $2.8 million, which includes an accrual of $1.9 million for special bonus awards paid in March 2008 to certain executive officers and members of our senior management in recognition of their contributions to the successful completion of the Cream of Wheat acquisition and the Class A common stock offering, offset by an insurance reimbursement of $0.8 million relating to a previously reported employee theft.

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

  Cash Flows

        Cash provided by operating activities increased $6.5 million to $40.5 million in fiscal 2008 from $34.0 million in fiscal 2007. The decrease of $8.1 million in net income was partially offset by an increase in adjustments to reconcile net income to net cash provided by operating activities, which in 2008 include an unrealized loss on our interest rate swap and charges relating to share-based compensation expense. Additionally, net changes in assets and liabilities had a positive effect. Changes in accounts receivable and inventory were more than offset by changes in accounts payable and accrued expenses. Accounts receivable decreased at year end due to a higher proportion of our fourth quarter sales occurring earlier in the fourth quarter than in prior years. Working capital at January 3, 2009 was $114.4 million, a decrease of $0.7 million from working capital at December 29, 2007 of $115.1 million.

        Net cash used in investing activities for fiscal 2008 was $10.6 million as compared to $214.8 million for fiscal 2007. Investment expenditures for fiscal 2007 included $200.5 million for the Cream of Wheat acquisition. Capital expenditures during fiscal 2008 decreased $3.6 million from $14.2 million during fiscal 2007 to $10.6 million. During fiscal 2008, we incurred capital expenditures of $8.1 million in connection with the completion of a capital project initiated in 2007 to expand our Stoughton, Wisconsin manufacturing facility and to move certain manufacturing equipment from Kraft's Cobourg, Canada facility (which had been producing a portion of the Cream of Wheat products) into our Stoughton facility. During fiscal 2007, we incurred capital expenditures of $4.9 million related to the Stoughton expansion and transfer and $4.8 million for the relocation of our Underwood manufacturing from a third-party co-packer to our Portland, Maine facility. The remaining capital spending in fiscal 2008 and 2007 included building improvements, purchases of manufacturing and computer equipment and capitalized interest. We expect to make capital expenditures of up to $11.0 million in fiscal 2009.

        Net cash used in financing activities for fiscal 2008 was $33.7 million as compared to net cash provided by financing activities of $187.7 million for fiscal 2007. In fiscal 2008, net cash used in financing activities consisted of $31.2 million for the payment of dividends and $2.5 million for the repurchase of Class A common stock. Net cash provided by financing activities for fiscal 2007 consisted of $205.0 million from additional term loan borrowings and $193.2 million from the issuance of Class A common stock, net of underwriting discounts and commissions and other expenses, offset by $100.0 million for the prepayment of term loan borrowings, $82.4 million for the repurchase of Class B common stock, $24.1 million for the payment of dividends and $4.0 million in debt issuance costs.

        Based on a number of factors, including our trademark, goodwill and customer relationship intangibles amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2008, 2007 and 2006 as compared to our tax expense for financial reporting purposes. While we expect our cash taxes to continue to increase in fiscal 2009 as compared to the prior three years, we believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and customer relationship intangibles for the taxable years 2009 through 2022.

  Dividend Policy

        Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business. Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us. From the date of our initial public offering of EISs in October 2004 through the dividend payment we made on October 30, 2008, the dividend rate for our Class A common stock was $0.848 per share per annum. Beginning with the dividend payment we made on January 30, 2009, the current intended dividend rate for our Class A common stock is $0.68 per share per annum.

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

        For fiscal 2008 and 2007, we had cash flows from operating activities of $40.5 million and $34.0 million, respectively, and distributed $31.2 million and $24.1 million, respectively, as dividends. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture, our senior subordinated notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

  Acquisitions

        Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. We have historically financed acquisitions with borrowings and cash flows from operating activities. Historically, our interest expense has increased as a result of additional indebtedness we have incurred in connection with acquisitions, and will increase with any additional indebtedness we may incur to finance potential future acquisitions, if any. To the extent future acquisitions are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity.

  Environmental and Health and Safety Costs

        We have not made any material expenditures during fiscal 2008, 2007 or 2006 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

        Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our subsidiaries' assets except our and our subsidiaries' real property. The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. As of January 3, 2009, we were in compliance with all of the covenants in the credit facility. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

        On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Lehman Commercial Paper Inc. (Lehman CPI), a Lehman subsidiary, is the administrative agent under our credit facility. Lehman CPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008. None of our $130.0 million of outstanding term loans is currently held by Lehman, Lehman CPI or any other subsidiary of Lehman. Lehman CPI is one of the lenders participating in our $25.0 million revolving credit facility. However, Lehman CPI has only $3.1 million of the $25.0 million commitment. The other lenders under the revolving credit facility and their respective commitments are as follows: Bank of America, N.A., $9.4 million; Citibank, N.A., $9.4 million; and Royal Bank of Canada, $3.1 million. We do not believe that Lehman CPI would honor its funding commitment under the revolving credit facility if we were to make a funding request. As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $21.4 million at January 3, 2009. We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

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

        We initially designated the swap as a cash flow hedge under the guidelines of SFAS No. 133. Prior to Lehman's bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet. However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge as defined by SFAS No. 133 and, accordingly, subsequent changes in the swap's fair value are being recorded in current earnings in net interest expense in the consolidated statements of operations. We obtain third-party verification of fair value at the end of each reporting period. As of January 3, 2009, the fair value of our interest rate swap was $13.1 million and is recorded in other liabilities on our consolidated balance sheet. The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments. Net interest expense in fiscal 2008 includes a $5.6 million charge relating to the unrealized loss on our interest rate swap subsequent to our determination that the swap was no longer an effective hedge under the guidelines of SFAS No. 133, and a reclassification of $0.5 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap. Net interest expense in fiscal 2008 also includes a reduction in interest income primarily due to lower interest rates and capitalized interest on qualifying assets. During fiscal 2009, we expect to reclassify to net interest expense $1.7 million of the amount recorded in accumulated other comprehensive income (loss).

        12.0% Senior Subordinated Notes due 2016.    In October 2004, we issued $165.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016, $143.0 million of which in the form of EISs and $22.8 million separate from EISs. As of January 3, 2009, $124.8 million aggregate principal amount of senior subordinated notes was held in the form of EISs and $41.0 million aggregate principal amount of senior subordinated notes was held separate from EISs.

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

        Our obligations under the senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in our senior subordinated notes indenture. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our credit facility and the senior notes. Our present foreign subsidiary is not a guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

        Our senior subordinated notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 3, 2009, we were in compliance with all of the covenants in the senior subordinated notes indenture.

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

        Our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors' general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors' secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors' existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors' future subordinated debt, including the senior subordinated notes. Our present foreign subsidiary is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

        Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 3, 2009, we were in compliance with all of the covenants in the senior notes indenture.

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

        The timing and amount of such repurchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations. Therefore, there can be no assurance as to the number or aggregate dollar amount of shares, if any, that will be repurchased under the stock and debt repurchase program. Likewise, there can be no assurance as to the principal amount of senior notes, if any, that will be repurchased. We may discontinue the program at any time. Any shares repurchased pursuant to the stock repurchase program will be retired. Likewise, any senior notes repurchased will be cancelled. In general, our credit agreement prohibits us from repurchasing our senior subordinated notes. We repurchased and retired 550,331 shares of Class A common stock in fiscal 2008 at an average cost per share (excluding fees and commissions) of $4.60, or $2.5 million in the aggregate.

Future Capital Needs

        We are highly leveraged. On January 3, 2009, our total long-term debt and stockholders' equity was $535.8 million and $144.6 million, respectively.

        Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our Class A common stock. We expect to make capital expenditures of up to $11.0 million in fiscal 2009.

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

Inflation

        During fiscal 2008, 2007 and 2006, we were faced with increasing prices in certain commodities and packaging materials. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. Our cost increases in fiscal 2008, 2007 and 2006 were partially attributable to the spike in oil and natural gas prices, which have had a substantial impact on our raw material, packaging and transportation costs. We believe that through sales price increases and our cost saving efforts we have to some degree been able to offset the impact of recent raw material, packaging and transportation cost increases. There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of our fiscal 2008, with the exception of certain provisions deferred until the beginning of our fiscal 2009. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2009. We adopted SFAS No. 157 effective at the beginning of our fiscal 2008 for financial assets and financial liabilities, which did not have a material impact on our results of operations or financial position. We will adopt SFAS No. 157 effective at the beginning of our fiscal 2009 for non-financial assets and non-financial liabilities, which we do not expect will have a material impact on our results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141R) and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS No. 160). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 141R and SFAS No. 160 are effective as of the beginning of our fiscal 2009. SFAS No. 141R will be applied prospectively. The effects of SFAS No. 141R will depend on future acquisitions. SFAS No. 160 requires retroactive adoption. We currently do not have any noncontrolling interests in subsidiaries.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161)." SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective as of the beginning of our fiscal 2009. Since SFAS No. 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of SFAS No. 161 will not have any effect on our results of operations or financial position.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP 142-3 is effective as of the beginning of our fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on our consolidated financial statements.

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets" (FSP 132(R)-1). The FSP requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. FSP 132(R)-1 will be effective as of the end of our fiscal 2009. Since FSP 132(R)-1 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of FSP 132(R)-1 will not have any effect on our results of operations financial position.

Off-balance Sheet Arrangements

        As of January 3, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of January 3, 2009.

	Payments Due by Period
Contractual Obligations:	Total	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013 and Thereafter
	(Dollars in thousands)
Long-term debt—principal	$535,800	$—	$—	$240,000	$—	$295,800
Long-term debt—interest(1)	247,065	48,316	48,316	43,516	29,116	77,801
Operating leases	20,684	4,108	3,679	3,335	3,016	6,546
Pension obligations(2)	1,155	1,155	—	—	—	—

Total	$804,704	$53,579	$51,995	$286,851	$32,132	$380,147

(1)
Includes interest obligations on our senior notes at an interest rate of 8.0% per annum through maturity on October 1, 2011 and on our senior subordinated notes of 12% per annum through maturity on October 30, 2016. Also includes interest obligations under our credit facility. As of January 3, 2009, we had $130.0 million of term loan borrowings under our credit facility. The entire $130.0 million is subject to a six-year interest rate swap agreement in order to effectively fix the interest rate at 7.0925% through the February 2013 maturity date. See "Debt—Senior Secured Credit Facility" above.

(2)
Represents expected contributions under our defined benefit pension plans in fiscal 2009. The expected contributions beyond fiscal 2009 are not currently determinable.

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

  •
  our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;

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

        Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin. Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. The revolving credit facility was undrawn at January 3, 2009 and December 29, 2007, and we currently have no plans to draw upon the facility for the foreseeable future. If we were to make a funding request, we do not believe that Lehman CPI would honor its $3.1 million funding commitment under the revolving credit facility. As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $21.4 million at January 3, 2009.

        We have outstanding $130.0 million of term loan borrowings at January 3, 2009. The term loan borrowings are fixed at 7.0925% based upon a six-year interest rate swap agreement that we entered into on February 26, 2007 with an affiliate of Lehman. See the discussion of the interest rate swap and the Lehman bankruptcy filing above under the heading "Liquidity and Capital Resources—Debt—Senior Secured Credit Facility" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of January 3, 2009 and December 29, 2007 are as follows (dollars in thousands):

	January 3, 2009		December 29, 2007
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
Senior Secured Term Loan due February 26, 2013	$130,000	$107,900	$130,000	$127,400
8% Senior Notes due October 1, 2011	240,000	207,600	240,000	235,800
12% Senior Subordinated Notes due October 30, 2016:
—represented by EISs	124,793	90,235	119,067	126,561
—held separately	41,007	29,651	46,733	49,674

(1)
Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)
Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at January 3, 2009 was $5.17 based upon the $5.49 per share closing price of our separately traded Class A common stock and the $10.66 per EIS closing price of our EISs on the New York Stock Exchange on January 2, 2009 (the last business day of fiscal 2008). Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

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

Item 8.    Financial Statements and Supplementary Data.

        The consolidated balance sheets at January 3, 2009 and December 29, 2007 and the consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for fiscal 2008, 2007 and 2006 and related notes are set forth below.

Page
Reports of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	55
Consolidated Statements of Operations for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	56
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	57
Consolidated Statements of Cash Flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	58
Notes to Consolidated Financial Statements	59
Schedule II—Schedule of Valuation and Qualifying Accounts	92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in note 2(u) to the consolidated financial statements, the Company has changed its method of evaluating prior year misstatements in fiscal 2006 due to the adoption of the Securities and Exchange Commission's Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," and its method of accounting for defined benefit pension plans in fiscal 2006, due to the adoption of Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R."

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited B&G Foods, Inc.'s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). B&G Foods, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion B&G Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, and our report dated March 5, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 5, 2009

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	January 3, 2009	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$32,559	$36,606
Trade accounts receivable, less allowance for doubtful accounts and discounts of $745 in 2008 and 2007	36,578	42,362
Inventories	88,899	93,181
Prepaid expenses	2,475	3,556
Income tax receivable	2,221	569
Deferred income taxes	1,110	648

Total current assets	163,842	176,922
Property, plant and equipment, net	51,059	49,658
Goodwill	253,353	253,353
Trademarks	227,220	227,220
Customer relationship intangibles, net	116,318	122,768
Net deferred debt issuance costs and other assets	13,298	17,669

Total assets	$825,090	$847,590

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$27,286	$32,126
Accrued expenses	16,023	21,894
Dividends payable	6,162	7,797

Total current liabilities	49,471	61,817
Long-term debt	535,800	535,800
Other liabilities	23,671	6,376
Deferred income taxes	71,500	68,962

Total liabilities	680,442	672,955
Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 36,246,657 and 36,778,988 shares issued and outstanding as of January 3, 2009 and December 29, 2007	362	368
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding as of January 3, 2009 and December 29, 2007	—	—
Additional paid-in capital	171,123	202,197
Accumulated other comprehensive loss	(12,358)	(3,718)
Accumulated deficit	(14,479)	(24,212)

Total stockholders' equity	144,648	174,635

Total liabilities and stockholders' equity	$825,090	$847,590

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net sales	$486,896	$471,336	$411,306
Cost of goods sold	352,967	323,316	297,053

Gross profit	133,929	148,020	114,253
Operating expenses:
Sales, marketing and distribution expenses	44,888	51,684	45,343
General and administrative expenses	8,707	9,682	7,688
Gain on sale of property, plant and equipment	—	—	(525)
Amortization expense—customer relationships	6,450	5,501	731

Operating income	73,884	81,153	61,016
Other expenses:
Interest expense, net	58,067	52,688	43,481

Income before income tax expense	15,817	28,465	17,535
Income tax expense	6,084	10,640	5,962

Net income	$9,733	$17,825	$11,573

Earnings per share calculations:
Basic and diluted distributed earnings per share:
Class A common stock	$0.81	$0.92	$0.85
Basic and diluted earnings (loss) per share:
Class A common stock	$0.27	$0.62	$0.65
Class B common stock	$—	$(0.30)	$(0.20)

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
(Dollars in thousands)

	Common Stock Class A		Common Stock Class B
						Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	20,000,000	$200	7,556,443	$76	$136,112	$(57)	$(53,057)	$83,274

Adjustment for the cumulative effect of the adoption of SAB No. 108	—	—	—	—	—	—	(553)	$(553)

Foreign currency translation	—	—	—	—	—	(62)	—	$(62)
Minimum pension liability (net of $131 of taxes)	—	—	—	—	—	(182)	—	(182)
Net income	—	—	—	—	—	—	11,573	11,573

Comprehensive income								$11,329
Adjustment for the cumulative effect of the adoption of SFAS No.158 (net of $980 taxes)	—	—	—	—	—	(1,603)	—	(1,603)
Dividends declared on Class A common stock, $0.848 per share	—	—	—	—	(16,960)	—	—	(16,960)

Balance at December 30, 2006	20,000,000	$200	7,556,443	$76	$119,152	$(1,904)	$(42,037)	$75,487

Foreign currency translation	—	—	—	—	—	(6)	—	$(6)
Cash flow hedge (net of $2,236 of taxes)	—	—	—	—	—	(3,665)	—	(3,665)
Change in pension benefit (net of $1,135 of taxes)	—	—	—	—	—	1,857	—	1,857
Net income	—	—	—	—	—	—	17,825	17,825

Comprehensive income								$16,011
Repurchase of Class B common stock (includes 793,998 shares exchanged for Class A common stock)	—	—	(7,556,443)	(76)	(82,341)	—	—	(82,417)
Issuance of Class A common stock (includes 793,998 shares issued in exchange for Class B common stock)	16,778,988	168	—	—	193,017	—	—	193,185
Dividends declared on Class A common stock, $0.848 per share	—	—	—	—	(27,631)	—	—	(27,631)

Balance at December 29, 2007	36,778,988	$368	—	$—	$202,197	$(3,718)	$(24,212)	$174,635

Foreign currency translation	—	—	—	—	—	(165)	—	$(165)
Cash flow hedge (net of $624 of taxes)	—	—	—	—	—	(1,022)	—	(1,022)
Reclassification to interest expense (net of $187 of taxes)	—	—	—	—	—	307	—	307
Change in pension benefit (net of $4,736 of taxes)	—	—	—	—	—	(7,760)	—	(7,760)
Net income	—	—	—	—	—	—	9,733	9,733

Comprehensive income								$1,093
Issuance of Class A common stock	18,000	—	—	—	175	—	—	175
Share-based compensation	—	—	—	—	857	—	—	857
Repurchase of Class A common stock	(550,331)	(6)	—	—	(2,545)	—	—	(2,551)
Dividends declared on Class A common stock, $0.806 per share	—	—	—	—	(29,561)	—	—	(29,561)

Balance at January 3, 2009	36,246,657	$362	—	$—	$171,123	$(12,358)	$(14,479)	$144,648

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net income	$9,733	$17,825	$11,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,552	13,298	7,984
Amortization of deferred debt issuance costs	3,169	3,190	2,830
Write off of deferred debt issuance costs	—	1,769	—
Gain on sale of property, plant and equipment	—	—	(525)
Deferred income taxes	7,250	9,323	6,165
Unrealized loss on interest rate swap	5,569	—	—
Reclassification to interest expense, net	494	—	—
Share-based compensation expense	1,032	—	—
Provision for doubtful accounts	7	175	(18)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	5,777	(11,447)	797
Inventories	4,282	(13,423)	7,234
Prepaid expenses	1,081	(310)	3
Income tax receivable	(1,652)	(53)	102
Other assets	1,202	(677)	(705)
Trade accounts payable	(4,840)	10,606	(4,817)
Accrued expenses	(5,743)	5,278	140
Other liabilities	(2,417)	(1,505)	2,008

Net cash provided by operating activities	40,496	34,049	32,771

Cash flows from investing activities:
Capital expenditures	(10,631)	(14,230)	(7,306)
Net proceeds from sale of property, plant and equipment	—	—	1,275
Payments for acquisition of businesses	—	(200,526)	(30,102)

Net cash used in investing activities	(10,631)	(214,756)	(36,133)

Cash flows from financing activities:
Payments of long-term debt	—	(100,000)	—
Proceeds from issuance of long-term debt	—	205,000	25,000
Payments for repurchase of Class B common stock	—	(82,417)	—
Proceeds from issuance of Class A common stock, net	—	193,185	—
Payments for repurchase of Class A common stock	(2,551)	—	—
Dividends paid	(31,196)	(24,074)	(16,960)
Payments of debt issuance costs	—	(4,001)	(419)

Net cash (used in) provided by financing activities	(33,747)	187,693	7,621

Effect of exchange rate fluctuations on cash and cash equivalents	(165)	(6)	(62)

Net (decrease) increase in cash and cash equivalents	(4,047)	6,980	4,197
Cash and cash equivalents at beginning of year	36,606	29,626	25,429

Cash and cash equivalents at end of year	$32,559	$36,606	$29,626

Supplemental disclosures of cash flow information:
Cash interest payments	$48,389	$47,326	$40,222

Cash income tax payments	$711	$971	$508

Cash income tax refunds	$(110)	$(155)	$(813)

Non-cash transactions:
Dividends declared and not yet paid	$6,162	$7,797	$4,240

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2009, December 29, 2007 and December 30, 2006

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

        Class A Common Stock Offering.    On May 29, 2007, we completed a public offering of 15,985,000 shares of our Class A common stock as a separately traded security at $13.00 per share. The shares of our separately traded Class A common stock trade on the New York Stock Exchange under the trading symbol "BGS" and trade separately from our Enhanced Income Securities (EISs), which trade on the New York Stock Exchange under the trading symbol "BGF." Each EIS represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.

        The proceeds of the Class A common stock offering were $193.2 million, after deducting underwriting discounts and commissions and other expenses. In connection with the offering, we repurchased 6,762,455 outstanding shares of our Class B common stock for $82.4 million, and the remaining 793,988 shares of our outstanding Class B common stock were exchanged for an equal number of shares of Class A common stock. See Note 13, "Related-Party Transactions." We also prepaid $100.0 million of our term loan borrowings under our senior secured credit facility. The remaining funds were used for general corporate purposes.

        The holders of our EISs may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes at any time. Upon the occurrence of certain events (including redemption of the senior subordinated notes or upon maturity of the senior subordinated notes), EISs will automatically separate. Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs. Separation and combination of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs. As of January 3, 2009, we had 36,246,657 shares of Class A common stock issued and outstanding, 17,453,552 of which were

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(1) Nature of Operations (Continued)

held in the form of EISs and 18,793,105 of which were held separate from EISs. As of December 29, 2007, we had 36,778,988 shares of Class A common stock issued and outstanding, 16,652,767 of which were held in the form of EISs and 20,126,221 of which were held separate from EISs. As of December 30, 2006, we had 20,000,000 shares of Class A common stock issued and outstanding, all of which were held in the form of EISs.

  Fiscal Year

        Our financial statements are presented on a consolidated basis. We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 3, 2009 (fiscal 2008) contained 53 weeks and the fiscal years ended December 29, 2007 (fiscal 2007) and December 30, 2006 (fiscal 2006) contained 52 weeks each.

  Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers' financial conditions. As of January 3, 2009, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 48.1%, 45.8% and 43.6% of consolidated net sales in fiscal 2008, 2007 and 2006, respectively. Other than Wal-Mart, which accounted for 14.3%, 11.9% and 10.4% of our consolidated net sales in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, no single customer accounted for more than 10.0%, of consolidated net sales in fiscal 2008, 2007 and 2006.

        During fiscal 2008, 2007 and 2006 our sales to foreign countries represented less than 1.0% of net sales. Our foreign sales are primarily to customers in Canada.

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

January 3, 2009, December 29, 2007 and December 30, 2006

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

        Acquisition of the Cream of Wheat business (dollars in thousands):

Inventory	$1,489
Equipment	2,860
Goodwill	55,277
Trademarks—indefinite-lived intangible assets	27,000
Customer relationship intangibles—amortizable intangible assets	113,900

Total	$200,526

        The following table sets forth the purchase price allocation for the Grandma's molasses acquisition. We obtained a third-party valuation of certain acquired assets, including intangible assets (trademarks and customer relationships):

        Acquisition of the Grandma's molasses business (dollars in thousands):

Equipment	$25
Goodwill	9,877
Trademarks—indefinite-lived intangible assets	5,100
Customer relationship intangibles—amortizable intangible assets	15,100

Total	$30,102

  Unaudited Pro Forma Summary of Operations

        The following pro forma summary of operations for fiscal 2007 presents our operations as if the Cream of Wheat acquisition had occurred as of the beginning of fiscal 2007. In addition to including the results of operations of the Cream of Wheat business, the pro forma information gives effect to interest on additional borrowings and changes in depreciation of property, plant and equipment and amortization of customer relationship intangibles.

Fiscal 2007
(dollars in thousands)
Net sales	$482,769
Net income	19,833
Basic and diluted earnings per share Class A common stock	$0.68
Basic and diluted earnings (loss) per share Class B common stock	$(0.24)

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(1) Nature of Operations (Continued)

        The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Cream of Wheat acquisition had occurred as of the beginning of fiscal 2007 and is not intended to be a projection of future results.

(2) Summary of Significant Accounting Policies

  (a) Basis of Presentation

        The consolidated financial statements include the accounts of B&G Foods, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

  (b) Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment and deferred tax assets; the accounting for our EISs and the accounting for earnings per share. Actual results could differ significantly from these estimates and assumptions.

        Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, that management believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Recent volatility in the credit, equity and foreign currency markets has increased the uncertainty inherent in such estimates and assumptions.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(2) Summary of Significant Accounting Policies (Continued)

  (e) Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 20 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 3 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate.

  (f) Goodwill and Trademarks

        Goodwill and intangible assets with indefinite useful lives (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired.

        We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our net income before net interest expense, income taxes, depreciation and amortization (EBITDA). We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater.

        We completed our annual impairment tests for fiscal 2008, 2007 and 2006 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles.

  (g) Customer Relationship Intangibles

        Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

  (h) Deferred Debt Issuance Costs

        Debt issuance costs are capitalized and amortized over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt issuance costs for fiscal years 2008, 2007 and 2006 was $3.2 million, $3.2 million and $2.8 million, respectively. During the second quarter of fiscal 2007, we expensed $1.8 million of deferred debt costs incurred in connection with the repayment of $100.0 million of term loan borrowings under our credit facility.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(2) Summary of Significant Accounting Policies (Continued)

  (i) Long-Lived Assets

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

        During fiscal 2008, 2007 and 2006, we amortized $6.5 million, $5.5 million and $0.7 million, respectively, of the customer relationship intangibles acquired in the Cream of Wheat and Grandma's molasses acquisitions.

  (j) Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries, changes in our pension benefits due to the initial adoption and ongoing application of SFAS No. 158, net of tax and the change in the fair value of an interest rate swap during the period it was designated as an effective cash flow hedge, net of tax. The amount recorded in accumulated other comprehensive income (loss) related to the swap will be reclassified to net interest expense over the remaining life of the term loan as we make interest payments. The components of accumulated other comprehensive loss are as follows (dollars in thousands):

	Foreign Currency Translation	Cash Flow Hedge, Net of Tax	Reclassification to Interest Expense, Net of Tax	SFAS No.158, Net of Tax	Total
December 29, 2007	$(92)	$(3,665)	$—	$39	$(3,718)
January 3, 2009	(257)	(4,687)	307	(7,721)	(12,358)

  (k) Derivative Instruments

        We account for our derivative and hedging transactions in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138,Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, with SFAS No. 149 referred to as Statement No. 133). Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(2) Summary of Significant Accounting Policies (Continued)

entity to recognize all derivative instruments either as an asset or a liability in the balance sheet and to measure such instruments at fair value. The fair value adjustment is included either in the determination of net income or as a component of accumulated other comprehensive income (loss) depending on the nature of the hedge. We do not engage in derivative instruments for trading purposes (see Note 8).

  (l) Accounting Treatment for EISs

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(2) Summary of Significant Accounting Policies (Continued)

capitalized as deferred debt issuance costs and is being amortized to interest expense using the effective interest method. Interest on the senior subordinated notes is charged to expense as accrued by us.

  (m) Revenue Recognition

        Revenues are recognized when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, is characterized as a reduction of sales when recognized in the vendor's income statement. As a result, coupon incentives and promotional expenses are recorded as a reduction of net sales.

  (n) Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs amounted to approximately $3.5 million, $4.0 million and $3.3 million, for the fiscal years 2008, 2007 and 2006, respectively.

  (o) Trade and Consumer Promotion Expenses

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

  (p) Pension Plans

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. See Note 12 for additional information.

  (q) Share-Based Compensation Expense

        Performance share long-term incentive awards (LTIAs) granted to our executive officers and certain other members of senior management entitle the participant to earn shares of Class A common stock upon the attainment of certain performance goals over the applicable performance period. The recognition of compensation expense for the LTIAs is initially based on the probable outcome of the performance condition based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the applicable performance period. The fair value of the awards on the date of grant is determined based upon the closing price of our Class A common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period. Our company's performance against the defined performance goals are re-evaluated on a quarterly basis throughout the applicable performance period and the recognition of compensation expense is be

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(2) Summary of Significant Accounting Policies (Continued)

adjusted for subsequent changes in the estimated or actual outcome. The cumulative effect of a change in the estimated number of shares of Class A common stock to be issued in respect of performance share awards is recognized as an adjustment to earnings in the period of the revision.

  (r) Income Tax Expense Estimates and Policies

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

  (s) Dividends

        Cash dividends, if any, are accrued as a liability on our consolidated balance sheet and recorded as a decrease to additional paid-in capital when declared.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(2) Summary of Significant Accounting Policies (Continued)

  (t) Earnings Per Share

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

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in thousands)
Net income	$9,733	$17,825	$11,573
Less: Class A common stock dividends declared	29,561	27,631	16,960

Undistributed loss available to Class A and Class B common stockholders	$(19,828)	$(9,806)	$(5,387)

Weighted average common shares outstanding:
Basic and diluted Class A common shares outstanding	36,715,352	29,910,666	20,000,000
Basic and diluted Class B common shares outstanding	—	3,093,159	7,556,443

Basic and diluted allocation of undistributed loss:
Class A common stock	$(19,828)	$(8,887)	$(3,910)
Class B common stock	—	(919)	(1,477)

Total	$(19,828)	$(9,806)	$(5,387)

Undistributed loss:
Class A common stock	$(0.54)	$(0.30)	$(0.20)
Class B common stock	$—	$(0.30)	$(0.20)
Distributed earnings:
Class A common stock	$0.81	$0.92 (1)	$0.85
Basic earnings (loss) per share:
Class A common stock	$0.27	$0.62	$0.65
Class B common stock	$—	$(0.30)	$(0.20)

(1)
"Distributed earnings" differs from actual per share amounts paid as dividends as the earnings per share computation under GAAP requires the use of the weighted average, rather than the actual number of shares outstanding.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(2) Summary of Significant Accounting Policies (Continued)

        During fiscal 2006, 2007 and the first three quarters of fiscal 2008 our board of directors declared quarterly cash dividends of $0.212 per share (or $0.848 per share per annum), on our Class A common stock. During the fourth quarter of fiscal 2008 our board of directors declared a quarterly cash dividend of $0.17 per share ($0.68 per share per annum), on our Class A common stock.

        Since May 29, 2007, we no longer have any shares of Class B common stock issued or outstanding. In addition, no dividends on our Class B common stock were ever declared prior to such date. Therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share. There were no potentially dilutive shares associated with either class of common stock during the periods presented.

  (u) New Accounting Standards

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of the beginning of our fiscal 2008, with the exception of certain provisions deferred until the beginning of our fiscal 2009. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2009. We adopted SFAS No. 157 effective at the beginning of our fiscal 2008 for financial assets and financial liabilities, which did not have a material impact on our results of operations or financial position. We will adopt SFAS No. 157 effective at the beginning of our fiscal 2009 for non-financial assets and non-financial liabilities, which we do not expect will have a material impact on our results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141R) and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(2) Summary of Significant Accounting Policies (Continued)

No. 160). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 141R and SFAS No. 160 are effective as of the beginning of our fiscal 2009. SFAS No. 141R will be applied prospectively. The effects of SFAS No. 141R will depend on future acquisitions. SFAS No. 160 requires retroactive adoption. We currently do not have any noncontrolling interests in subsidiaries.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161)." SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective as of the beginning of our fiscal 2009. Since SFAS No. 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of SFAS No. 161 will not have any effect on our results of operations or financial position.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP 142-3 is effective as of the beginning of our fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on our consolidated financial statements.

        In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets" (FSP 132(R)-1). The FSP requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. FSP 132(R)-1 will be effective as of the end of our fiscal 2009. Since FSP 132(R)-1 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of FSP 132(R)-1 will not have any effect on our results of operations financial position.

(3) Inventories

        Inventories consist of the following as of the dated indicated (dollars in thousands):

	January 3, 2009	December 29, 2007
Raw materials and packaging	$19,402	$19,573
Work in process	2,658	2,641
Finished goods	66,839	70,967

Total	$88,899	$93,181

(4) Gain on Sale of Property, Plant and Equipment

        On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity and operating efficiencies, and lower our overall costs. During the thirteen weeks ended December 31, 2005, we began

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(4) Gain on Sale of Property, Plant and Equipment (Continued)

negotiations for the sale of the land and building and classified the land and building, with a carrying value of $0.8 million, as assets held for sale at such time and ceased depreciation. The sale of our New Iberia facility closed on July 9, 2006. We received net proceeds of $1.3 million and recorded a gain on the sale of $0.5 million.

(5) Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following as of the dates indicated (dollars in thousands):

	January 3, 2009	December 29, 2007
Land	$1,769	$1,779
Buildings and improvements	27,793	21,967
Machinery and equipment	78,026	69,418
Office furniture and vehicles	7,684	7,314
Construction-in-progress	297	4,859

	115,569	105,337
Less: accumulated depreciation	(64,510)	(55,679)

Total	$51,059	$49,658

(6) Goodwill, Trademarks and Customer Relationship Intangibles

        The following table reconciles the changes in the carrying amount of goodwill in fiscal 2008 and 2007 (dollars in thousands):

	Fiscal 2008	Fiscal 2007
Beginning balance	$253,353	$198,076
Cream of Wheat acquisition	—	55,277

Ending balance	$253,353	$253,353

        The following table reconciles the changes in the carrying amount of trademarks, which have an indefinite life, in fiscal 2008 and 2007 (dollars in thousands):

	Fiscal 2008	Fiscal 2007
Beginning balance	$227,220	$200,220
Cream of Wheat acquisition	—	27,000

Ending balance	$227,220	$227,220

        The following table reconciles the changes in the carrying amount of customer relationship intangibles in fiscal 2008 and 2007 (dollars in thousands):

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
	(dollars in thousands)
Balance at December 30, 2006	$15,100	$(731)	$14,369
Cream of Wheat acquisition	113,900	—	113,900
Amortization expense	—	(5,501)	(5,501)

Balance at December 29, 2007	$129,000	$(6,232)	$122,768
Amortization expense	—	(6,450)	(6,450)

Balance at January 3, 2009	$129,000	$(12,682)	$116,318

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(6) Goodwill, Trademarks and Customer Relationship Intangibles (Continued)

        We expect to recognize $6.5 million of amortization expense per year associated with our current customer relationship intangibles during fiscal 2009 and each of the next four succeeding years.

(7) Leases

        We have several noncancelable operating leases, primarily for our corporate headquarters, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance.

        We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease that expires March 31, 2014. Total rent expense associated with this lease was $0.8 million per annum for fiscal 2008, 2007 and 2006.

        As of January 3, 2009, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows (dollars in thousands):

Fiscal year ending:	Third Parties
2009	$4,108
2010	3,679
2011	3,335
2012	3,016
2013	2,133
Thereafter	4,413

Total	$20,684

        Total rental expense was $4.2 million, $4.3 million and $4.1 million, for the fiscal years 2008, 2007 and 2006, respectively.

(8) Long-Term Debt

        Long-term debt consists of the following (dollars in thousands):

	January 3, 2009	December 29, 2007
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000
12% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8% Senior Notes due October 1, 2011	240,000	240,000

Total long-term debt	$535,800	$535,800

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

January 3, 2009, December 29, 2007 and December 30, 2006

(8) Long-Term Debt (Continued)

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

        Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our subsidiaries' assets except our and our subsidiaries' real property. The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. As of January 3, 2009, we were in compliance with all of the covenants in the credit facility. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

        On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Lehman Commercial Paper Inc. (Lehman CPI), a Lehman subsidiary, is the administrative agent under our credit facility. Lehman CPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008. None of our $130.0 million of outstanding term loans is currently held by Lehman, Lehman CPI or any other subsidiary of Lehman. Lehman CPI is one of the lenders participating in our $25.0 million revolving credit facility. However, Lehman CPI has only $3.1 million of the $25.0 million commitment. The other lenders under the revolving credit facility and their respective commitments are as follows: Bank of America, N.A., $9.4 million; Citibank, N.A., $9.4 million; and Royal Bank of Canada, $3.1 million. We do not believe that Lehman CPI would honor its funding commitment under the revolving credit facility if we were to make a funding request. As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $21.4 million at January 3, 2009. We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(8) Long-Term Debt (Continued)

        Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings through the life of the term loan, ending on February 26, 2013. The interest rate for the remaining $100.0 million of term loan borrowings, which we subsequently prepaid, was 7.36% as of the prepayment date (based upon a three-month LIBOR rate in effect at that time that expired on May 25, 2007). The counterparty to the swap is Lehman SFI. Lehman SFI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008. We initially designated the swap as a cash flow hedge under the guidelines of SFAS No. 133. Prior to Lehman's bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet. However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge as defined by SFAS No. 133 and, accordingly, subsequent changes in the swap's fair value are being recorded in current earnings in net interest expense in the consolidated statements of operations. We obtain third-party verification of fair value at the end of each reporting period. As of January 3, 2009, the fair value of our interest rate swap was $13.1 million and is recorded in other liabilities on our consolidated balance sheet. The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments. Fiscal 2008 net interest expense includes a $5.6 million charge relating to the unrealized loss on our interest rate swap subsequent to our determination that the swap was no longer an effective hedge under the guidelines of SFAS No. 133, and a reclassification of $0.5 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap. During fiscal 2009, we expect to reclassify to net interest expense $1.7 million of the amount recorded in accumulated other comprehensive income (loss).

        12.0% Senior Subordinated Notes due 2016.    In October 2004, we issued $165.8 million aggregate principal amount of 12.0% senior subordinated notes due 2016, $143.0 million in the form of EISs and $22.8 million separate from EISs. As of January 3, 2009, $124.8 million aggregate principal amount of senior subordinated notes was held in the form of EISs and $41.0 million aggregate principal amount of senior subordinated notes was held separate from EISs.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(8) Long-Term Debt (Continued)

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

        Our obligations under the senior subordinated notes are jointly and severally and fully and unconditionally guaranteed by all of our existing domestic subsidiaries and certain future domestic subsidiaries on an unsecured and subordinated basis on the terms set forth in our senior subordinated notes indenture. The senior subordinated note guarantees are subordinated in right of payment to all existing and future senior indebtedness of the guarantors, including the indebtedness under our credit facility and the senior notes. Our present foreign subsidiary is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior subordinated notes.

        Our senior subordinated notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 3, 2009, we were in compliance with all of the covenants in the senior subordinated notes indenture.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(8) Long-Term Debt (Continued)

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

        Our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors' general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors' secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors' existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors' future subordinated debt, including the senior subordinated notes. Our present foreign subsidiary is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

        Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 3, 2009, we were in compliance with all of the covenants in the senior notes indenture.

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

        Deferred Debt Issuance Costs.    In connection with the issuance of our senior subordinated notes and our senior notes in October, 2004, we capitalized approximately $23.1 million of debt issuance costs, which will be amortized over their respective terms. In connection with the issuance of our term loan in January 2006, we capitalized approximately $0.4 million of additional debt issuance costs, which will be amortized over the term of the loan. In connection with the issuance of additional term loan borrowings of $205.0 million in February 2007 we capitalized approximately $4.0 million of additional debt issuance costs. During the second quarter of 2007 we wrote-off and expensed $1.8 million of deferred debt issuance costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings. As of January 3, 2009 and December 29, 2007 we had net deferred debt issuance costs of $13.2 million and $16.4 million, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(8) Long-Term Debt (Continued)

        At January 3, 2009 and December 29, 2007 accrued interest of $9.4 million and $8.9 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

        As of January 3, 2009, the aggregate maturities of long-term debt are as follows (dollars in thousands):

Years ended December:
2009	$—
2010	—
2011	240,000
2012	—
2013	130,000
Thereafter	165,800

Total	$535,800

(9) Fair Value of Financial Instruments

        We adopted SFAS No. 157 on December 30, 2007, the first day of our fiscal 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value.

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of January 3, 2009, which is included in other liabilities in our consolidated balance sheet (dollars in thousands):

		Fair Value Measurements as of January 3, 2009
	January 3, 2009
		Level 1	Level 2	Level 3
Interest rate swap	$13,117	$—	$13,117	$—

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(9) Fair Value of Financial Instruments (Continued)

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of January 3, 2009 and December 29, 2007 are as follows (dollars in thousands):

	January 3, 2009		December 29, 2007
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
Senior Secured Term Loan due February 26, 2013	$130,000	$107,900	$130,000	$127,400
8% Senior Notes due October 1, 2011	240,000	207,600	240,000	235,800
12% Senior Subordinated Notes due October 30, 2016:
—represented by EISs	124,793	90,235	119,067	126,561
—held separately	41,007	29,651	46,733	49,674

(1)
Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)
Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at January 3, 2009 was $5.17 based upon the $5.49 per share closing price of our separately traded Class A common stock and the $10.66 per EIS closing price of our EISs on the New York Stock Exchange on January 2, 2009 (the last business day of fiscal 2008). Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

(3)
Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at December 29, 2007 was $7.60, based upon the $10.07 per share closing price of our separately traded Class A common stock and the $17.67 per EIS closing price of our EISs on the New York Stock Exchange on December 28, 2007 (the last business day of fiscal 2007).

        Our term loan borrowings are subject to an interest rate swap discussed in Note 8.

(10) Income Taxes

        The components of income before income tax expense consist of the following (dollars in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
U.S.	$15,771	$28,406	$17,535
Foreign	46	59	—

Total	$15,817	$28,465	$17,535

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(10) Income Taxes (Continued)

        Income taxes consist of the following (dollars in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Current:
Federal	$(1,181)	$1,309	$—
State	—	(13)	(203)
Foreign	15	21	—

Subtotal	(1,166)	1,317	(203)
Deferred:
Federal	6,782	8,497	6,317
State	468	826	(152)

Subtotal	7,250	9,323	6,165

Total	$6,084	$10,640	$5,962

        Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2008, 2007 and 2006 to income before income tax expense) as a result of the following:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit/expense	3.3%	2.8%	(1.6)%
Nondeductible expenses	0.6%	—	0.6%
Other differences	(0.4)%	(0.4)%	—

Total	38.5%	37.4%	34.0%

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

January 3, 2009, December 29, 2007 and December 30, 2006

(10) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	January 3, 2009	December 29, 2007
Deferred tax assets:
Accounts receivable, principally due to allowance	$38	$38
Inventories, principally due to additional costs capitalized for tax purposes	863	513
Accruals and other liabilities	9,952	2,784
Net operating loss and tax credit carryforwards	994	678
Deferred debt issuance costs	486	602

Total gross deferred tax assets	12,333	4,615
Less valuation allowance	—	—

Net deferred tax assets	12,333	4,615

Deferred tax liabilities:
Plant and equipment	(4,259)	(3,696)
Goodwill	(21,669)	(17,398)
Trademarks	(54,566)	(50,252)
Customer relationship intangibles	(1,598)	(783)
Prepaid expenses	(631)	(800)

Total gross deferred tax liabilities	(82,723)	(72,929)

Net deferred tax liability	$(70,390)	$(68,314)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of any valuation allowances at January 3, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

        The valuation allowance at January 3, 2009 and December 29, 2007 was $0.

        At January 3, 2009, we have state net operating loss carryforwards of $55.1 million, which are available to offset future taxable income, if any, through 2029. As a result of our acquisitions in prior years, the annual utilization of the net operating loss carryforwards acquired is limited under certain provisions of the Internal Revenue Code.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(10) Income Taxes (Continued)

        At January 3, 2009 we have intangibles of $306.7 million for tax purposes, which are amortizable through 2022.

        As a result of the adoption of FIN 48, as amended by FIN 48-1, at the beginning of fiscal 2007 we reclassified $0.2 million to other non-current liabilities (of which the entire amount would impact our effective tax rate if recognized). This liability for unrecognized tax benefits relates to state income taxes and Canadian income taxes. At the end of fiscal 2008 and fiscal 2007, our liability for unrecognized tax benefits was less than $0.1 million, which includes interest and penalties. If recognized, it would have a favorable impact on our tax expense. Our policy is to classify interest and penalties related to income tax uncertainties as income tax expense.

        The following table reconciles unrecognized tax benefits (dollars in thousands):

Reconciliation of unrecognized tax benefits:
Balance as of December 31, 2006	$157
Settlements	(45)
Expiration of statute of limitations	(21)

Balance as of December 29, 2007	$91
Settlements	(2)
Expiration of statute of limitations	(39)

Balance as of January 3, 2009	$50

        We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters.

        Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of January 3, 2009, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2005 and forward
United States—States	2001 and forward
Canada	2006 and forward

        Based upon the expiration of statutes of limitations and the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease within twelve months of the reporting date.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(11) Capital Stock

        Authorized Common Stock.    We have two separate authorized classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share. As of January 3, 2009, there were 36,246,657 shares of Class A common stock issued and outstanding, 17,453,552 of which were held as part of EISs and 18,793,105 of which were held separate from EISs. Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016. The holders of our EISs may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes at any time. Upon the occurrence of certain events (including redemption of the senior subordinated notes or upon maturity of the senior subordinated notes), EISs will automatically separate. Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs. Separation and combination of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs.

        As of January 3, 2009, there were no shares of Class B common stock issued or outstanding.

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

        During fiscal 2008, our board of directors declared quarterly cash dividends on our Class A common stock of $0.212 per share during each of the first three quarters and $0.17 per share during the fourth quarter. During fiscal 2007 and 2006 our board of directors declared quarterly cash dividends of $0.212 per share, on our Class A common stock. No shares of Class B common stock were outstanding in fiscal 2008 and no dividends on our Class B common stock were declared in fiscal 2007 or 2006.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(11) Capital Stock (Continued)

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

        The timing and amount of such repurchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations. Therefore, there can be no assurance as to the number or aggregate dollar amount of shares, if any, that will be repurchased under the stock and debt repurchase program. Likewise, there can be no assurance as to the principal amount of senior notes, if any, that will be repurchased. We may discontinue the program at any time. Any shares repurchased pursuant to the stock repurchase program will be retired. Likewise, any senior notes repurchased will be cancelled. In general, our credit agreement prohibits us from repurchasing our senior subordinated notes.

        During the fourth quarter of fiscal 2008, we repurchased and retired 550,331 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $4.60, or $2.5 million in the aggregate.

(12) Pension Benefits

        We have defined benefit pension plans covering substantially all of our employees. The benefits are based on years of service and the employee's compensation, as defined. We make annual contributions to the plans equal to the maximum amount that can be deducted for income tax purposes.

        The following table sets forth our defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used January 3, 2009

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(12) Pension Benefits (Continued)

and December 29, 2007 measurement dates for fiscal 2008 and 2007, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	January 3, 2009	December 29, 2007
	(dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$22,443	$23,082
Amendment to plan	—	—
Actuarial (gain) loss	4,268	(2,857)
Service cost	1,361	1,391
Interest cost	1,497	1,303
Benefits paid	(530)	(476)

Projected benefit obligation at end of year	29,039	22,443

Change in plan assets:
Fair value of plan assets at beginning of year	23,656	18,818
Actual (loss) gain on plan assets	(6,430)	1,579
Employer contributions	2,500	3,735
Benefits paid	(530)	(476)

Fair value of plan assets at end of year	19,196	23,656

Net amount recognized:
Other assets	$—	$1,213
Other long-term liabilities	(9,841)	—

Funded status at the end of the year	$(9,841)	$1,213

Amount recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(395)	$(440)
Actuarial (loss) gain	(12,038)	503
Deferred taxes	4,712	(24)

Accumulated other comprehensive (loss) income	$(7,721)	$39

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost fiscal 2009 are as follows (dollars in thousands):

Prior service cost	$45
Actuarial gain (loss)	667

$712

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(12) Pension Benefits (Continued)

	January 3, 2009	December 29, 2007
Weighted-average assumptions:
Discount rate	6.00% to 6.10%	6.50%
Rate of compensation increase	4.00%	4.00%
Expected long-term rate of return	7.75%	7.75%

        The discount rate used to determine year-end fiscal 2008 pension benefit obligations was derived by matching the plans' expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

        The overall expected long-term rate of return on plan assets assumption is based upon a building-block method, whereby the expected rate of return on each asset class is broken down into three components: (1) inflation, (2) the real risk-free rate of return (i.e., the long-term estimate of future returns on default-free U.S. government securities), and (3) the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate).

        All three components are based primarily on historical data, with modest adjustments to take into account additional relevant information that is currently available. For the inflation and risk-free return components, the most significant additional information is that provided by the market for nominal and inflation-indexed U.S. Treasury securities. That market provides implied forecasts of both the inflation rate and risk-free rate for the period over which currently-available securities mature. The historical data on risk premiums for each asset class is adjusted to reflect any systemic changes that have occurred in the relevant markets; e.g., the higher current valuations for equities, as a multiple of earnings, relative to the longer-term average for such valuations.

        While the precise expected long-term return derived using the above approach will fluctuate somewhat from year to year, our policy is to hold this long-term assumption constant as long as it remains within a reasonable tolerance from the derived rate.

        Net periodic cost includes the following components (dollars in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Service cost—benefits earned during the period	$1,361	$1,391	$1,518
Interest cost on projected benefit obligation	1,497	1,303	1,210
Expected return on plan assets	(1,832)	(1,485)	(1,154)
Amortization of unrecognized prior service cost	45	45	35
Amortization of (gain)/loss	(12)	(3)	188

Net pension cost	$1,059	$1,251	$1,797

        The asset allocation for our pension plans at the end of fiscal 2008 and fiscal 2007, and the target allocation for fiscal 2009, by asset category, follows. The fair value of plan assets for these plans is $19.2 million and $23.7 million at the end of fiscal 2008 and fiscal 2007, respectively. The expected long-term rate of return on these plan assets was 7.75% in fiscal 2008 and fiscal 2007.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(12) Pension Benefits (Continued)

        Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation	January 3, 2009	December 29, 2007
Equity securities	60%	44%	64%
Fixed income securities	35%	36%	30%
Cash	5%	20%	6%

Total	100%	100%	100%

        For fiscal 2009, we have changed our target allocations to 40% for equity securities, 58% for fixed income securities and 2% for cash in response to the current volatility in the equity markets.

        Information about the expected cash flows for the pension plan follows (dollars in thousands):

Pension Benefits
Expected company contribution: 2009	$1,155
Expected benefit payments:
2009	$695
2010	805
2011	885
2012	1,012
2013	1,112
2014 to 2018	8,936

        We sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $0.8 million, $0.6 million and $0.6 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

        Pension expense relating to a multi-employer pension plan amounted to $1.1 million, $0.9 million and $0.8 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

(13) Related-Party Transactions

        Transaction Services Agreement.    We were party to a transaction services agreement pursuant to which Bruckmann, Rosser, Sherrill & Co., Inc. (BRS & Co.), the manager of Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), would be paid a transaction fee for management, financial and other corporate advisory services rendered by BRS & Co. in connection with acquisitions, divestitures, financings and other transactions by our company, which fee would not exceed 1.0% of the total transaction value. BRS was our majority owner prior to our EIS offering in October 2004 and remained

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(13) Related-Party Transactions (Continued)

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

        Roseland Lease.    We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease, which expires on March 31, 2014. Total rent expense associated with this lease was $0.8 million for fiscal 2008, 2007 and 2006.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(14) Commitments and Contingencies

        Environmental.    We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2008, 2007 or 2006 in order to comply with environmental laws or regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

        Collective Bargaining Agreements.    Approximately 348 of our 721 employees, or 48.3%, as of January 3, 2009, were covered by collective bargaining agreements. Of these 348 employees covered by collective bargaining agreements 56, or 16.1%, were covered by a collective bargaining agreement that expires within one year. Our collective bargaining agreement for our Roseland, New Jersey facility with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863) is scheduled to expire on March 31, 2009. We are currently in negotiations for a new collective bargaining agreement.

        Severance and Change of Control Agreements.    We have employment agreements with our five executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances. As of January 3, 2009, if all of our executive officers were to be terminated by us without cause (as defined) or as a result of the employees' disability, our severance liability, including salary continuation, continuation of health care and other insurance benefits and present value of additional pension credits, would have been approximately $3.2 million. As of January 3, 2009, if all of our executives were to be terminated or deemed terminated by us upon a change of control (as defined), our severance liability, including salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and potential excise tax liability and gross up payments, would have been approximately $5.4 million.

(15) Incentive Plans

        Annual Bonus Plan.    Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company's attainment of pre-set annual financial objectives. Awards are normally paid in cash in a lump sum following the close of each plan year.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(15) Incentive Plans (Continued)

        Special Bonus Awards.    On September 25, 2007, our compensation committee approved a special bonus pool designed to recognize the significant contributions of our executive officers and certain members of senior management to the successful completion of the Cream of Wheat acquisition and the Class A common stock offering. The size of the special bonus pool was based upon the expected attainment of certain cash flow based performance targets for fiscal 2007 and was to be adjusted upwards or downwards by the compensation committee based upon actual results for fiscal 2007. The formula used to determine the special one-time bonus pool was designed to approximate the formula previously used under the terminated 2004 Long-Term Incentive Plan. Our general and administrative expenses for fiscal 2007 included an accrual of $1.9 million for the payment of the special bonus awards. The special cash bonus awards were paid in March 2008.

        2008 Omnibus Incentive Compensation Plan.    Upon the recommendation of our compensation committee, our board of directors on March 10, 2008 adopted the B&G Foods, Inc. 2008 Omnibus Incentive Compensation Plan, which we refer to as the 2008 Omnibus Plan, subject to stockholder approval. Our stockholders approved the 2008 Omnibus Plan at our annual meeting on May 6, 2008.

        The 2008 Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. Subject to adjustment as provided in the plan, the total number of shares of Class A common stock available for awards under the plan is 2,000,000, of which 1,982,000 were available for future issuance as of January 3, 2009. Some of those shares are subject to outstanding performance share LTIAs as described in the table below.

        Performance Share Awards.    On March 10, 2008, the compensation committee granted 2008, 2008 to 2009 and 2008 to 2010 performance share LTIAs to our executive officers and certain other members of senior management. These awards were granted subject to stockholder approval of the 2008 Omnibus Plan, which was received on May 6, 2008. On February 26, 2009, the compensation committee granted 2009 to 2011 LTIAs to our executive officers and certain other members of senior management.

        The LTIAs entitle the participant to earn shares of Class A common stock upon the attainment of certain performance goals over the applicable performance period. The compensation committee intends for the LTIAs to have three-year performance periods. However, in order to phase in the program, the 2008 LTIAs had a one year performance period, fiscal 2008 and the 2008 to 2009 LTIAs have a two-year cumulative performance period, fiscal 2008 and fiscal 2009. The 2008 to 2010 LTIAs have a three-year cumulative performance period, fiscal 2008 through fiscal 2010.

        The LTIAs, each have a threshold, target and maximum payout. The awards will be settled based upon our performance over the applicable performance period. The applicable performance metric is "excess cash" (as defined in the award agreements). If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant to the awards. If our performance meets or exceeds the performance threshold, then a varying amount of shares from the threshold amount (0% of the target number of shares) up to the maximum amount (300% of the target number of shares) may be earned.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(15) Incentive Plans (Continued)

        No shares of Classs A common stock in respect of the 2008 LTIAs will be issued because the excess cash threshold for fiscal 2008 was not achieved.

        Shares of Class A common stock in respect of the 2008 to 2009 LTIAs, 2008 to 2010 LTIAs and 2009 to 2011 LTIAs will be issued in March 2010, March 2011 and March 2012, respectively, in each case subject to the performance goals for the applicable performance period being certified in writing by our compensation committee as having been achieved.

        During fiscal 2008, we recognized $0.9 million of compensation expense for performance share LTIAs, $0.6 million of which is reflected in general and administrative expenses, $0.2 million of which is reflected in sales, marketing and distribution expenses, and $0.1 million of which is reflected in cost of goods sold in our consolidated statements of operations. As of January 3, 2009, there was $1.9 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 24 months.

        The following table details the activity in our performance share LTIAs for fiscal 2008 as follows:

	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value (per share)(2)
Beginning of year	—	—
Granted	466,746	$7.66
Vested	—	—
Forfeited	(192,932)	$8.24

End of fiscal 2008	273,814	$7.25

    (1)
    The number of unvested performance shares is based on the participants earning their target number of performance shares at 100%. Award recipients may be eligible to receive up to three times the target number of shares of Class A common stock if performance targets are satisfied at the maximum level.

    (2)
    The fair value of the awards was determined based upon the closing price of our Class A common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

        Non-Employee Director Stock Grants.    Commencing in fiscal 2008, each of our non-employee directors receives an annual equity grant of $35,000 of Class A Common Stock as part of his or her non-employee director compensation. These shares fully vest when issued. On June 2, 2008, 18,000 shares of Class A common stock were issued to all non-employee directors based upon the closing price of our Class A common stock on May 30, 2008 (the business day immediately prior to the date of grant) of $9.72 per share. Total compensation expense of $0.2 million for fiscal 2008 is reflected in general and administrative expenses in our consolidated statements of operations.

(16) Restructuring Charges

        On July 1, 2005, we closed our New Iberia, Louisiana, manufacturing facility as part of our ongoing efforts to improve our production capacity utilization, productivity, and operating efficiencies and lower our overall costs. In fiscal 2006, we recorded a charge of $3.8 million to cost of goods sold.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2009, December 29, 2007 and December 30, 2006

(16) Restructuring Charges (Continued)

The charge associated with the plant closing included a cash charge for employee compensation and other costs of $0.8 million and a non-cash charge for the impairment of property, plant, equipment and inventory of $3.1 million.

        In October 2008, we implemented a reduction in workforce that reduced our workforce by approximately 7.5%. On a pre-tax basis, we expect that the reduction in workforce will save our company an estimated $3.7 million on an annualized basis. We recorded severance and termination charges of approximately $0.8 million in fiscal 2008. All of these charges resulted in cash payments. In the fourth quarter of fiscal 2008 and first quarter of fiscal 2009, we made cash payments of $0.3 million and $0.5 million, respectively.

(17) Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Net sales
2008	$116,342	$119,184	$116,515	$134,855
2007	$103,745	$118,204	$117,003	$132,384
Gross profit
2008	$34,930	$33,558	$30,737	$34,704
2007	$32,683	$37,323	$38,278	$39,736
Net income available to common stockholders
2008	$4,409	$3,530	$2,890	$(1,096)
2007	$4,074	$3,737	$4,846	$5,168
Basic and diluted net income (loss) available to common stockholders per common share
2008—Class A common stock	$0.12	$0.10	$0.08	$(0.03)
2007—Class A common stock	$0.20	$0.17	$0.13	$0.14
2007—Class B common stock	$(0.01)	$(0.13)	N/A	N/A
Basic and diluted earnings distributed per common share
2008—Class A common stock	$0.21	$0.21	$0.21	$0.17
2007—Class A common stock	$0.21	$0.30	$0.21	$0.21

        Earnings per share were computed individually for each of the periods presented; therefore, the sum of the earnings per share and distributed earnings amounts for the quarters may not equal the total for the year. During fiscal 2008, our board of directors declared quarterly cash dividends on our Class A common stock of $0.212 per share in each of the first three quarters and $0.17 per share in the fourth quarter. During fiscal 2007 and 2006 our board of directors declared quarterly cash dividends on our Class A common stock of $0.212 per share. Since May 29, 2007, we no longer have any shares of Class B common stock issued or outstanding. In addition, no dividends on our Class B common stock were ever declared prior to such date. Therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(Dollars in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year ended December 30, 2006:
Allowance for doubtful accounts and discounts	$556	$(18)	—	$(30)	(a)	$568
Inventory reserve	$497	$—	—	$(132)		$365
Year ended December 29, 2007:
Allowance for doubtful accounts and discounts	$568	$175	—	$(2)	(a)	$745
Inventory reserve	$365	$75	—	—		$440
Year ended January 3, 2009:
Allowance for doubtful accounts and discounts	$745	$7	—	$7	(a)	$745
Inventory reserve	$440	$75	—	—		$515

(a)
Represents bad-debt write-offs (recoveries).

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

        Based on our evaluation under the framework of Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective at January 3, 2009. The effectiveness of our internal control over financial reporting as of January 3, 2009 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report and incorporated by reference herein.

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

Changes in Internal Control Over Financial Reporting.

        As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading "Available Information," the information required by this Item will appear in the sections entitled "Corporate Governance," "Proposal 1—Election of Directors," "Our Management," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" included in our definitive proxy statement to be filed on or before May 4, 2009, relating to the 2009 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item will appear in the section entitled "Executive Compensation" and "Compensation Discussion and Analysis" included in our definitive proxy statement to be filed on or before May 4, 2009, relating to the 2009 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes information, as of January 3, 2009, relating to the 2008 Omnibus Incentive Compensation Plan, which was approved by the company's stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	273,814	(1)		(2)	1,708,186
Equity compensation plans not approved by security holders	—		—		—

Total	273,814	(1)	—		1,708,186

(1)
Represents the target number of shares of Class A common stock that may be issued under the 2008 Omnibus Incentive Compensation Plan in respect of performance share long-term incentive awards for the 2008 to 2009 and fiscal 2008 to 2010 performance periods, subject to the achievement of specified performance goals. Award recipients may be eligible to receive up to three times the target number of shares of Class A common stock if performance targets are satisfied at the maximum level. There is, however, no guarantee that all or any part of these performance based awards will actually be earned and that shares of Class A common stock will be issued upon completion of the performance cycles. Excludes the target number of shares of Class A common stock that could have been issued under the 2008 Omnibus Incentive Compensation Plan in respect of performance share long-term incentive awards for the fiscal 2008 performance period because the performance goals for fiscal 2008 were not satisfied.

(2)
Not applicable.

        The remaining information required by this item will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in our definitive proxy statement to be filed on or before May 4, 2009, relating to the 2009 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" and "Corporate Governance" included in our definitive proxy statement to be filed on or before May 4, 2009, relating to the 2009 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the section entitled "Independent Registered Public Accounting Firm Fees" included in our definitive proxy statement to be filed on or before May 4, 2009, relating to the 2009 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        (a)   The following documents are filed as part of this report.

(1) Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.
Page
Reports of Independent Registered Public Accounting Firm.	53
Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007.	55
Consolidated Statements of Operations for the years ended January 3, 2009, December 29, 2007 and December 30, 2006.	56
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended January 3, 2009, December 29, 2007 and December 30, 2006.	57
Consolidated Statements of Cash Flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006.	58
Notes to Consolidated Financial Statements.	59
(2) Financial Statement Schedule. The following financial statement schedule is included in Part II, Item 8 of this report.
Schedule II—Schedule of Valuation and Qualifying Accounts.	92
(3) Exhibits.

EXHIBIT NO.	DESCRIPTION
2.1	Asset Purchase Agreement, dated as of December 22, 2005, between Mott's LLP and Bloch & Guggenheimer, Inc. (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on December 29, 2005, and incorporated herein by reference)
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
4.2	Form of 12.0% Senior Subordinated Note due 2016 (included in Exhibit 4.1).

EXHIBIT NO.	DESCRIPTION
4.3	Indenture, dated as of October 14, 2004, between B&G Foods, Inc., BGH Holdings, Inc., Bloch & Guggenheimer, Inc., Heritage Acquisition Corp., Maple Grove Farms of Vermont, Inc., Ortega Holdings Inc., Polaner, Inc., Trappey's Fine Foods, Inc., William Underwood Company and The Bank of New York, as trustee, relating to the 8.0% Senior Notes due 2011. (Filed as Exhibit 4.3 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
4.4	Form of 8.0% Senior Note due 2011 (included in Exhibit 4.3).
4.5
Form of stock certificate for Class A common stock. (Filed as Exhibit 4.12 to Amendment No. 9 to Registration Statement on Form S-1 (file no. 333-112680) filed on October 7, 2004, and incorporated herein by reference)
4.6
Form of Global Enhanced Income Security certificate. (Filed as Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-112680) filed on March 31, 2004, and incorporated herein by reference)
10.1
Amended and Restated Credit Agreement, dated as of February 23, 2007, between B&G Foods, Inc., as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent. (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on February 28, 2007, and incorporated by reference herein)
10.5
Guarantee and Collateral Agreement, dated as of October 14, 2004, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.6
First Amendment, dated as of January 10, 2006, to Guarantee and Collateral Agreement, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.6 to B&G Foods' Annual Report on Form 10-K filed March 7, 2006, and incorporated by reference herein)
10.7
Agreement by and between MSLO Emeril Acquisition Sub LLC (successor by assignment to Emeril's Food of Love Productions, L.L.C.) and B&G Foods, Inc. dated June 9, 2000. (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.8
Amended and Restated Employment Agreement by and between David L. Wenner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.10
Amended and Restated Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.11
Amended and Restated Employment Agreement by and between Vanessa E. Maskal and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.3 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION
10.12	Amended and Restated Employment Agreement by and between James H. Brown and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.4 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.13
Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
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

Dated: March 5, 2009	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL Robert C. Cantwell Executive Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Chairman of the Board of Directors	March 5, 2009
/s/ DAVID L. WENNER David L. Wenner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2009
/s/ ROBERT C. CANTWELL Robert C. Cantwell	Executive Vice President of Finance, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 5, 2009
/s/ JAMES R. CHAMBERS James R. Chambers	Director	March 5, 2009
/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director	March 5, 2009
/s/ DENNIS M. MULLEN Dennis M. Mullen	Director	March 5, 2009
/s/ ALFRED POE Alfred Poe	Director	March 5, 2009