Form 10-Q
period 2009-04-04
B&G Foods, Inc.
filed 2009-04-28
CIK 1278027

As filed with the Securities and Exchange Commission on April 28, 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one) ☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2009

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 4, 2009, the registrant had 36,033,057 shares of Class A common stock, par value $0.01 per share, issued and outstanding, 17,858,539 of which were held in the form of Enhanced Income Securities (EISs) and 18,174,518 of which were held separate from EISs.  Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016.  As of April 4, 2009, the registrant had no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 4, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$33,498	$32,559
Trade accounts receivable, less allowance for doubtful accounts and discounts of $596 in 2009 and $637 in 2008	31,994	36,578
Inventories	93,883	88,899
Prepaid expenses	2,323	2,475
Income tax receivable	1,438	2,221
Deferred income taxes	1,110	1,110
Total current assets	164,246	163,842

Property, plant and equipment, net of accumulated depreciation of $66,442 and $64,510	51,548	51,059
Goodwill	253,353	253,353
Trademarks	227,220	227,220
Customer relationship intangibles, net	114,705	116,318
Net deferred debt issuance costs and other assets	12,725	13,298
Total assets	$823,797	$825,090

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$25,774	$27,286
Accrued expenses	12,263	16,023
Dividends payable	6,126	6,162
Total current liabilities	44,163	49,471

Long-term debt	535,800	535,800
Other liabilities	24,807	23,671
Deferred income taxes	74,561	71,500
Total liabilities	679,331	680,442

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 36,033,057 and 36,246,657 shares issued and outstanding as of April 4, 2009 and January 3, 2009	360	362
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	164,771	171,123
Accumulated other comprehensive loss	(12,099)	(12,358)
Accumulated deficit	(8,566)	(14,479)
Total stockholders’ equity	144,466	144,648
Total liabilities and stockholders’ equity	$823,797	$825,090

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 4, 2009	March 29, 2008
Net sales	$118,638	$116,342
Cost of goods sold	79,889	81,412
Gross profit	38,749	34,930

Operating expenses:
Sales, marketing and distribution expenses	10,987	12,289
General and administrative expenses	2,339	1,358
Amortization expense—customer relationships	1,613	1,613
Operating income	23,810	19,670

Other expenses:
Interest expense, net	14,289	12,571
Income before income tax expense	9,521	7,099
Income tax expense	3,608	2,690
Net income	$5,913	$4,409

Basic and diluted weighted average shares outstanding:
Class A common stock	36,197	36,779

Basic and diluted earnings per share:
Class A common stock	$0.16	$0.12

Cash dividends declared per share of Class A common stock	$0.17	$0.21

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 4, 2009	March 29, 2008

Cash flows from operating activities:
Net income	$5,913	$4,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,560	3,689
Amortization of deferred debt issuance costs	792	792
Deferred income taxes	2,834	2,177
Unrealized loss on interest rate swap	743	—
Reclassification to interest expense, net from interest rate swap	422	—
Share-based compensation expense	747	—
Changes in assets and liabilities:
Trade accounts receivable	4,584	7,201
Inventories	(4,984)	(1,956)
Prepaid expenses	152	1,005
Income tax receivable	783	513
Other assets	(219)	256
Trade accounts payable	(1,512)	(6,420)
Accrued expenses	(3,760)	(1,134)
Other liabilities	571	442
Net cash provided by operating activities	10,626	10,974

Cash flows from investing activities:
Capital expenditures	(2,443)	(6,420)
Net cash used in investing activities	(2,443)	(6,420)

Cash flows from financing activities:
Dividends paid	(6,162)	(7,797)
Payments for repurchase of Class A common stock	(975)	—
Net cash used in financing activities	(7,137)	(7,797)

Effect of exchange rate fluctuations on cash and cash equivalents	(107)	(37)
Net increase (decrease) in cash and cash equivalents	939	(3,280)

Cash and cash equivalents at beginning of period	32,559	36,606
Cash and cash equivalents at end of period	$33,498	$33,326

Supplemental disclosures of cash flow information:
Cash interest payments	$17,130	$7,012
Cash income tax payments	$17	$10
Cash income tax refunds	$(24)	$(40)
Non-cash transactions:
Dividends declared and not yet paid	$6,126	$7,797

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

(2)                                 Summary of Significant Accounting Policies

Fiscal Year

Our financial statements are presented on a consolidated basis.  Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal year ending January 2, 2010 (fiscal 2009) contains 52 weeks and our fiscal year ended January 3, 2009 (fiscal 2008) contained 53 weeks.  Each quarter of fiscal 2009 and 2008 contains 13 weeks, except the fourth quarter of 2008 which contained 14 weeks.

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen week periods ended April 4, 2009 (first quarter of 2009) and March 29, 2008 (first quarter of 2008) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of April 4, 2009, the results of our operations and cash flows for the first quarter of 2009 and 2008.  Our results of operations for the first quarter of 2009 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2008 included in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 5, 2009.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment and deferred tax assets; the accounting for our enhanced income securities (EISs); and the accounting for share-based compensation expense.  Actual results could differ significantly from these estimates and assumptions.

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

Enhanced Income Securities

Each of our EISs represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.  The holders of our EISs may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes at any time.  Upon the occurrence of certain events (including redemption of the senior subordinated notes or upon maturity of the senior subordinated notes), EISs will automatically separate.  Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs.  Separation and combination of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs.  As of April 4, 2009, we had 36,033,057 shares of Class A common stock issued and outstanding, 17,858,539 of which were held in the form of EISs and 18,174,518 of which were held separate from EISs.  As of March 29, 2008 we had 36,778,988 shares of Class A common stock issued and outstanding, 16,680,877 of which were held in the form of EISs and 20,098,111 of which were held separate from EISs.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 were effective as of the beginning of our fiscal 2008, with the exception of certain provisions deferred until the beginning of our fiscal 2009.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2009.  We adopted SFAS No. 157 effective at the beginning of our fiscal 2008 for financial assets and financial liabilities, which did not have a material impact on our results of operations or financial position.  We adopted SFAS No. 157 effective at the beginning of our fiscal 2009 for non-financial assets and non-financial liabilities, which did not have a material impact on our results of operations or financial position.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161).”  SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective as of the beginning of our fiscal 2009.  Since SFAS No. 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of SFAS No. 161 did not have any effect on our results of operations or financial position.  See notes 5 and 7 for the required disclosures about our derivative instruments and hedging activities.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors.  FSP 142-3 is effective as of the beginning of our fiscal 2009.  We adopted FSP 142-3 effective at the beginning of our fiscal 2009, which did not have a material impact on our results of operations or financial position.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1).  FSP 132(R)-1 requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans.  FSP 132(R)-1 will be effective as of the end of our fiscal 2009.  Since FSP 132(R)-1 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of FSP 132(R)-1 will not have a material impact on our results of operations or financial position.

(3)                                 Inventories

Inventories consist of the following, as of the dates indicated (dollars in thousands):

	April 4, 2009	January 3, 2009
Raw materials and packaging	$18,672	$19,402
Work in process	1,538	2,658
Finished goods	73,673	66,839

Total	$93,883	$88,899

(4)                                 Goodwill, Trademarks and Customer Relationship Intangibles

There has been no change in the carrying amount of goodwill for the period from January 3, 2009 to April 4, 2009.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)                                 Goodwill, Trademarks and Customer Relationship Intangibles (Continued)

There has been no change in the carrying amount of trademarks (indefinite-lived intangibles) for the period from January 3, 2009 to April 4, 2009.

The following table reconciles the changes in the carrying amount of customer relationship intangibles for the period from January 3, 2009 to April 4, 2009 (dollars in thousands):

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
Balance at January 3, 2009	$129,000	$(12,682)	$116,318
Amortization expense	—	(1,613)	(1,613)
Balance at April 4, 2009	$129,000	$(14,295)	$114,705

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.  Amortization expense associated with customer relationship intangibles for each of the first quarter of 2009 and 2008 was $1.6 million, and is recorded in operating expenses.  We expect to recognize an additional $4.9 million of amortization expense associated with our current customer relationship intangibles during the remainder of fiscal 2009, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

(5)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (dollars in thousands):

	April 4, 2009	January 3, 2009
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000

12% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8% Senior Notes due October 1, 2011	240,000	240,000
Total long-term debt	$535,800	$535,800

As of April 4, 2009, the aggregate maturities of long-term debt are as follows (dollars in thousands):

Years ending December:
2009	$—
2010	—
2011	240,000
2012	—
2013	130,000
Thereafter	165,800
Total	$535,800

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

Senior Secured Credit Facility.  Our $25.0 million revolving credit facility matures on January 10, 2011 and our $130.0 million of term loan borrowings matures on February 26, 2013, provided, however, that if we do not repay, redeem or refinance our senior notes prior to April 1, 2011, the outstanding term loan borrowings will become immediately due and payable on April 1, 2011.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of April 4, 2009, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Lehman Commercial Paper Inc. (Lehman CPI), a Lehman subsidiary, is the administrative agent under our credit facility.  Lehman CPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008.  None of our $130.0 million of outstanding term loans is currently with Lehman, Lehman CPI or any other subsidiary of Lehman.  Lehman CPI is one of the lenders participating in our $25.0 million revolving credit facility.  However, Lehman CPI has only $3.1 million of the $25.0 million commitment.  The other lenders under the revolving credit facility and their respective commitments are as follows:  Bank of America, N.A., $9.4 million; Citibank, N.A., $9.4 million; and Royal Bank of Canada, $3.1 million.  We do not believe that Lehman CPI would honor its funding commitment under the revolving credit facility if we were to make a funding request.  As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $21.4 million at April 4, 2009.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

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

We initially designated the swap as a cash flow hedge under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (collectively referred to as SFAS No. 133).  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge as defined by SFAS No. 133 and, accordingly, subsequent changes in the swap’s fair value are being recorded in current earnings in net interest expense in the consolidated statements of operations.  We obtain third-party verification of fair value at the end of each reporting period.  As of April 4, 2009, the fair value of our interest rate swap was $13.9 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the first quarter of 2009 includes a $0.7 million charge relating to the unrealized loss on our interest rate swap and a reclassification of $0.4 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap.  During fiscal 2009, we expect to reclassify to net interest expense $1.1 million of the amount recorded in accumulated other comprehensive income (loss).

Subsidiary Guarantees.  We have no assets or operations independent of our direct and indirect subsidiaries.  All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our senior subordinated notes and our senior notes, and management has determined that our Canadian subsidiary, which is our only subsidiary that is not a guarantor of our senior subordinated notes and senior notes, is a “minor subsidiary” as that term is used in Rule 3-10 of Regulation S-X promulgated by the SEC.  There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan.  Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

Deferred Debt Issuance Costs.  In connection with the issuance of our senior subordinated notes and our senior notes in October, 2004, we capitalized approximately $23.1 million of debt issuance costs, which will be amortized over their respective terms.  In connection with the issuance of term loan borrowings of $25.0 million in January 2006, we capitalized approximately $0.4 million of additional debt issuance costs, which will be amortized over the term of the loan.  In connection with the issuance of additional term loan borrowings of $205.0 million in February 2007 we capitalized approximately $4.0 million of additional debt issuance costs, which will be amortized over the term of the loan.  During the second quarter of 2007 we wrote-off and expensed $1.8 million of deferred debt issuance costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings.  As of April 4, 2009 and January 3, 2009 we had net deferred debt issuance costs of $12.4 million and $13.2 million, respectively.

At April 4, 2009 and January 3, 2009 accrued interest of $4.6 million and $9.4 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(6)                                 Fair Value Measurements

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

(6)           Fair Value Measurements (Continued)

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of April 4, 2009 and January 3, 2009, which is included in other liabilities in our consolidated balance sheet (dollars in thousands):

		Fair Value Measurements
	Description	Level 1	Level 2	Level 3
April 4, 2009	Interest rate swap	$—	$13,860	$—
January 3, 2009	Interest rate swap	$—	$13,117	$—

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of April 4, 2009 and January 3, 2009 are as follows (dollars in thousands):

	April 4, 2009		January 3, 2009
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
Senior Secured Term Loan due February 26, 2013	$130,000	$119,600	$130,000	$107,900
8% Senior Notes due October 1, 2011	240,000	220,800	240,000	207,600
12% Senior Subordinated Notes due October 30, 2016:
— represented by EISs	127,689	101,972	124,793	90,235
— held separately	38,111	30,436	41,007	29,651

(1)	Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.
(2)

Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at April 4, 2009 was $5.71, based upon the $5.09 per share closing price of our separately traded Class A common stock and the $10.80 per EIS closing price of our EISs on the New York Stock Exchange on April 3, 2009 (the last business day of the first quarter of 2009). Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

(3)

Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at January 3, 2009 was $5.17, based upon the $5.49 per share closing price of our separately traded Class A common stock and the

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)           Fair Value Measurements (Continued)

$10.66 per EIS closing price of our EISs on the New York Stock Exchange on January 2, 2009 (the last business day of fiscal 2008).

Our term loan borrowings are subject to an interest rate swap discussed in Note 5.

(7)           Disclosures about Derivative Instruments and Hedging Activities

We account for our derivative and hedging transactions in accordance with SFAS No. 133.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivative instruments either as an asset or a liability in the balance sheet and to measure such instruments at fair value.  We do not engage in derivative instruments for trading purposes.

The following table presents the fair value and the location within our consolidated balance sheet of all assets and liabilities associated with derivative instruments not designated as hedging instruments (dollars in thousands):

Derivatives not designated as hedging		Asset Derivatives	Liability Derivatives
instruments under SFAS No. 133	Balance Sheet Location	Fair Value at April 4, 2009	Fair Value at April 4, 2009

Interest rate swap	Other liabilities	—	$13,860

See notes 5 and 6 for additional information regarding our interest rate swap.  We do not currently have any derivatives designated as hedging instruments under SFAS No. 133.

The following tables present the impact of derivative instruments and their location within our consolidated statement of operations (dollars in thousands):

Derivatives not designated as hedging	Amount of (Gain) Loss Recognized in Income on Derivatives		Location of (Gain) Loss Recognized in
instruments under SFAS No. 133	Thirteen Weeks Ended April 4, 2009		Income on Derivatives

Interest rate swap	$1,165	*	Interest expense, net

*

The amount included in net interest expense consists of $743 unrealized loss on our interest rate swap, and $422 (pre-tax) reclassified to net interest expense from accumulated other comprehensive income.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)           Comprehensive Income Recognition

Comprehensive income includes net income, foreign currency translation adjustments relating to assets and liabilities located in our Canadian subsidiary, changes in our pension benefits, net of tax and the change in the fair value of an interest rate swap during the period it was designated as an effective cash flow hedge, net of tax.  The amount recorded in accumulated other comprehensive income (loss) related to the swap will be reclassified to net interest expense over the remaining life of the term loan as we make interest payments.

The components of comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended
	April 4, 2009	March 29, 2008

Net income	$5,913	$4,409
Other comprehensive income:
Foreign currency translation adjustments	(114)	(37)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	111	5
Cash flow hedge transaction, net of tax	—	(3,417)
Reclassification to interest expense, net from interest rate swap	262	—
Comprehensive income	$6,172	$960

(9)           Pension Benefits

Net periodic costs for the first quarter of 2009 and 2008 include the following components (dollars in thousands):

	Thirteen Weeks Ended
	April 4, 2009	March 29, 2008

Service cost—benefits earned during the period	$419	$330
Interest cost on projected benefit obligation	431	360
Expected return on plan assets	(376)	(453)
Amortization of unrecognized prior service cost	11	11
Amortization of loss (gain)	167	(3)
Net pension cost	$652	$245

During the first quarter of 2009, we made no contributions to our defined benefit pension plans.  We anticipate electing to make contributions of approximately $2.1 million to our defined benefit pension plans during the remainder of fiscal 2009.

(10)         Commitments and Contingencies

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first quarter of 2009 or in fiscal 2008 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)         Commitments and Contingencies (Continued)

safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

Collective Bargaining Agreements.  Approximately 354 of our 734 employees, or 48.2%, as of April 4, 2009, were covered by collective bargaining agreements.  None of our collective bargaining agreements is scheduled to expire within one year.  During the first quarter of 2009, we reached an agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863) to renew the collective bargaining agreement covering our Roseland, New Jersey facility for the period April 1, 2009 through March 31, 2014.

Severance and Change of Control Agreements.  We have employment agreements with each of our five executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined) or as a result of the employees’ disability, or termination by us or a deemed termination upon a change of control (as defined).  Severance benefits include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

(11)         Earnings per Share

We currently have only one class of common stock issued and outstanding, designated as Class A common stock.  During the periods presented there were no shares of Class B common stock issued or outstanding.  Basic earnings per share for the Class A common stock is calculated by dividing net income by the weighted average number of shares of Class A common stock outstanding.  Diluted earnings per share for each of the periods presented are equal to basic earnings per share because no potentially dilutive securities were outstanding during either period.

(12)         Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our top ten customers accounted for approximately 49.4% and 46.7% of consolidated net sales for the first quarter of 2009 and 2008, respectively.  Our top ten customers accounted for approximately 52.2% and 56.1% of our receivables as of April 4, 2009 and January 3, 2009, respectively.  Other than Wal-Mart, which accounted for 17.3% and 12.9% of our consolidated net sales for the first quarter of 2009 and 2008, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2009 or 2008.  Other than C&S Wholesale Grocery and Wal-Mart, which accounted for 13.6% and 12.3% of our consolidated receivables, respectively, as of April 4, 2009, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of the first quarter of 2009.  Other than C&S Wholesale Grocery and Wal-Mart, which accounted for 17.7% and 13.2% of our

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)         Business and Credit Concentrations and Geographic Information (Continued)

consolidated receivables, respectively, as of January 3, 2009, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of fiscal 2008.

During the first quarter of 2009 and 2008, our sales to foreign countries represented less than 1.0% of net sales.  Our foreign sales are primarily to customers in Canada.

(13)         Share-Based Compensation

The recognition of compensation expense for our performance share long-term incentive awards (LTIAs) is initially based on the probable outcome of the applicable performance condition based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the applicable performance period.  Our company’s performance against the performance goal defined in the award agreements will be re-evaluated on a quarterly basis throughout the applicable performance period and the recognition of compensation expense will be adjusted for subsequent changes in the estimated or actual outcome.  The cumulative effect on current and prior periods of a change in the estimated number of performance share awards is recognized as an adjustment to earnings in the period of the revision.

During the first quarter of 2009, we recognized $0.7 million of compensation expense related to performance share LTIAs for the 2008 to 2009, 2008 to 2010 and 2009 to 2011 performance periods, which is reflected in general and administrative and sales, marketing and distribution expenses in our consolidated statements of operations.  As of April 4, 2009, there was $3.5 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 33 months.

The following table details the activity in our performance share LTIAs for the first quarter of 2009:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value (per share)(2)

Beginning of year(3)	273,814	$7.25
Granted(4)	392,824	$1.88
Vested	—	—
Forfeited	—	—
End of first quarter 2009	666,638	$4.09

(1)

The number of unvested performance shares is based on the participants earning their target number of performance shares at 100%. The ultimate award, which we determine at the end of the applicable performance period, can range from zero to 300% of the target number of performance shares.

(2)

The fair value of the awards was determined based upon the closing price of our Class A common stock on the applicable measurement dates reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

(3)	Represents unvested 2008 to 2009 and 2008 to 2010 performance share LTIAs granted in fiscal 2008.
(4)	Represents unvested 2009 to 2011 performance share LTIAs granted in the first quarter of 2009.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)         Stock and Debt Repurchase Plan

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

The timing and amount of such repurchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations.  Therefore, there can be no assurance as to the number or aggregate dollar amount of shares that will be repurchased under the stock and debt repurchase program.  Likewise, there can be no assurance as to the principal amount of senior notes, if any, that will be repurchased.  We may discontinue the program at any time.  Any shares repurchased pursuant to the stock repurchase program will be retired.  Likewise, any senior notes repurchased will be cancelled.  In general, our credit agreement prohibits us from repurchasing our senior subordinated notes.

During the first quarter of 2009 we repurchased and retired 213,600 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $4.53, or $1.0 million in the aggregate.  As of April 4, 2009, we had $6.5 million available for any future repurchases of Class A common stock and/or senior notes under the stock and debt repurchase plan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended April 4, 2009 (first quarter of 2009) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2009 (fiscal 2008) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2009 (which we refer to as our 2008 Annual Report on Form 10-K).

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

We are subject to a number of challenges that may adversely affect our businesses.  These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs:  We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers.  Raw materials, ingredients and packaging materials are subject to fluctuations in price attributable to a number of factors.  Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.  Although our commodity prices for wheat were lower in the first quarter of 2009 than those incurred during the thirteen weeks ended March 29, 2008 (the first quarter of 2008), our commodity prices for maple syrup, beans and packaging were higher than those incurred during the first quarter of 2008.

We purchase maple syrup primarily from Canada and Vermont.  In 2008, maple syrup production in Canada, which represents the great majority of global production, was significantly below industry needs due to growing global demand and one of the worst crop yields in nearly 40 years.  As a result, the price we paid for maple syrup increased significantly and we were faced with a shortfall in supply as compared to our needs, which had a negative impact on our sales volume of maple syrup products during fiscal 2008 that continued through the first quarter of 2009.  Early indications suggest that the 2009 maple syrup crop yield is expected to be more consistent with historic levels.  This together with the granting of additional production quotas by the Federation of Québec Maple Syrup Producers, is expected to bring global supply more in line with global demand and reduce the price we pay for maple syrup during the remainder of 2009.

The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have also risen significantly in recent years.  We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and by raising sales prices.  To date, our cost saving measures and sales price increases have offset increases to our raw material, ingredient and packaging costs, although in certain cases on a lagging basis.  To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

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

Fluctuations in Currency Exchange Rates:  We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada.  Any weakening of the U.S. dollar against the Canadian dollar, could significantly increase our costs relating to the production of our maple syrup products to the extent that we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity and to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment, and deferred tax assets; the accounting for our EISs; and the accounting for share-based compensation expense.  Actual results could differ significantly from these estimates and assumptions.

In our 2008 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies since January 3, 2009.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2009 and 2008 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	April 4, 2009	March 29, 2008
Statement of Operations:
Net sales	100.0%	100.0%
Cost of goods sold	67.3%	70.0%
Gross profit	32.7%	30.0%

Sales, marketing and distribution expenses	9.3%	10.6%
General and administrative expenses	2.0%	1.1%
Amortization expense—customer relationships	1.3%	1.4%
Operating income	20.1%	16.9%

Interest expense, net	12.1%	10.8%
Income before income tax expense	8.0%	6.1%

Income tax expense	3.0%	2.3%
Net income	5.0%	3.8%

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

Net Interest Expense.  Net interest expense includes interest relating to our outstanding indebtedness and amortization of deferred debt issuance costs, net of interest income and subsequent to our determination in September 2008, that our interest rate swap is no longer an effective hedge as defined by SFAS No.133, unrealized losses on the interest rate swap and the reclassification of amounts recorded in accumulated other comprehensive income (loss) related to the swap.

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the first quarter of 2009 and 2008 along with the components of EBITDA follows:

	Thirteen Weeks Ended
	April 4, 2009	March 29, 2008
	(dollars in thousands)
Net income	$5,913	$4,409
Income tax expense	3,608	2,690
Interest expense, net	14,289	12,571
Depreciation and amortization	3,560	3,689
EBITDA	27,370	23,359
Income tax expense	(3,608)	(2,690)
Interest expense, net	(14,289)	(12,571)
Deferred income taxes	2,834	2,177
Amortization of deferred financing costs	792	792
Unrealized loss on interest rate swap	743	—
Reclassification to interest expense, net from interest rate swap	422	—
Share-based compensation expense	747	—
Changes in assets and liabilities, net of effects of business combination	(4,385)	(93)
Net cash provided by operating activities	$10,626	$10,974

First quarter of 2009 compared to the first quarter of 2008

Net Sales.  Net sales increased $2.3 million or 2.0% to $118.6 million for the first quarter of 2009 from $116.3 million for the first quarter of 2008.  Net sales were negatively impacted by the poor maple syrup crop in Canada in 2008 that led to a global shortfall of pure maple syrup.  Net sales of our Maple Grove Farms pure maple syrup products decreased by $1.9 million, consisting of a unit volume decline of $3.3 million, partially offset by sales price increases of $1.4 million.  Excluding net sales of our pure maple syrup products, net sales for the first quarter of 2009 increased $4.2 million or 3.8%.  The $4.2 million increase was attributable to sales price increases of $6.4 million, partially offset by a decrease in unit volume of $2.2 million.

Net sales of our lines of Ortega, B&M, Las Palmas, Emeril’s, Regina and Joan of Arc products increased by $3.5 million, $1.1 million, $1.0 million, $0.8 million, $0.4 million and $0.4 million or 13.7%, 27.1%, 15.9%, 21.3%, 17.2% and 13.9%, respectively.  These increases were offset by a reduction in net sales of Cream of Wheat and B&G products of $1.9 million and $0.7 million or 10.6% and 8.7%, respectively, and a reduction in net sales of our private label pickles and peppers of $0.4 million or 37.5%.  In the aggregate, net sales for all other brands remained constant.

Gross Profit.  Gross profit increased $3.8 million or 10.9% to $38.7 million for the first quarter of 2009 from $34.9 million for the first quarter of 2008.  Gross profit expressed as a percentage of net sales increased 2.7 percentage points to 32.7% in the first quarter of 2009 from 30.0% in the first quarter of 2008.  This increase in gross profit expressed as a percentage of net sales was primarily attributable to increased sales prices and decreased costs for trade spending, slotting, wheat and transportation, partially offset by increased costs for maple syrup, beans and packaging.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses decreased $1.3 million or 10.6% to $11.0 million for the first quarter of 2009 from $12.3 million for the first quarter of 2008.  This decrease is primarily due to a decrease in consumer and trade marketing of $0.8 million, a reduction in compensation expense and warehouse spending of $0.3 million and a decrease in other expenses of $0.2 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 9.3% for the first quarter of 2009 from 10.6% for the first quarter of 2008.

General and Administrative Expenses.  General and administrative expenses increased $0.9 million or 72.2% to $2.3 million for the first quarter of 2009 from $1.4 million in the first quarter of 2008.  The increase in general and administrative expenses primarily resulted from an increased accrual for performance-based equity compensation.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships remained consistent at $1.6 million for the first quarter of 2009 as compared to the first quarter of 2008.

Operating Income.  As a result of the foregoing, operating income increased $4.1 million or 21.1% to $23.8 million for the first quarter of 2009 from $19.7 million for the first quarter of 2008.  Operating income expressed as a percentage of net sales increased to 20.1% in the first quarter of 2009 from 16.9% in the first quarter of 2008.

Net Interest Expense.  Net interest expense increased $1.7 million or 13.7% to $14.3 million for the first quarter of 2009 from $12.6 million in the first quarter of 2008.  Net interest expense in the first quarter of 2009 included a $0.7 million charge relating to the unrealized loss on our interest rate swap resulting from our determination in September 2008 following the Lehman bankruptcy filing that the swap was no longer an effective hedge under the guidelines of SFAS No. 133, and a reclassification of $0.4 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap.  Net interest expense in the first quarter of 2009 also includes a reduction in interest income primarily due to lower interest rates.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $0.9 million to $3.6 million for the first quarter of 2009 from $2.7 million for the first quarter of 2008.  Our effective tax rate was 37.9% for the first quarter of 2009 and 2008.

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

Cash Flows.  Cash provided by operating activities decreased $0.4 million to $10.6 million for the first quarter of 2009 from $11.0 million for the first quarter of 2008.  Net income, excluding non-cash items such as depreciation and amortization, amortization of deferred debt issuance costs, deferred income taxes, unrealized loss on our interest rate swap, a reclassification to net interest expense and share-based compensation increased by $3.9 million.  This increase was offset by a increase in net changes in assets and liabilities of $4.3 million due in large part to an increase in working capital primarily attributable to a decrease in accrued expenses relating primarily to the timing of the payment of our semi-annual interest payment on our senior notes partially offset by a decrease in trade accounts receivable.  Our $9.6 million semi-annual interest payment on our senior notes is due on April 1 of each year.  During 2009, April 1 was part of our first quarter and during fiscal 2008, April 1 was part of our second quarter.

Net cash used in investing activities for the first quarter of 2009 decreased $4.0 million to $2.4 million from $6.4 million for the first quarter of 2008.  Net cash used in investing activities for the first quarter of 2009 and 2008 consisted entirely of capital spending.  Capital expenditures in the first quarter of 2009 and 2008 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.  Capital expenditures for the first quarter of 2008 also included expenditures for the expansion of our Stoughton, Wisconsin facility and the transfer of a portion of the Cream of Wheat production to that facility.  That project was completed during fiscal 2008 and is the primary reason that capital spending decreased in the first quarter of 2009 as compared to the first quarter of 2008.

Net cash used in financing activities for the first quarter of 2009 was $7.1 million as compared to $7.8 million for the first quarter of 2008.  Net cash used in financing activities for the first quarter of 2009 consisted of the payment of dividends and the repurchase of Class A common stock.  Net cash used in financing activities for the first quarter of 2008 was entirely for the payment of dividends to holders of our Class A common stock.

Based on a number of factors, including our trademark, goodwill and customer relationship intangibles amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2008 and 2007 as compared to our tax expense for financial reporting purposes.  While we expect our cash taxes to continue to increase in fiscal 2009 as compared to the prior two years, we believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and customer relationship intangibles for the taxable years 2009 through 2022.

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

For the first quarter of 2009 and 2008, we had cash flows provided by operating activities of $10.6 million and $11.0 million, and distributed $6.2 million and $7.8 million, respectively, as dividends. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture, our senior subordinated notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Environmental and Health and Safety Costs

We have not made any material expenditures during the first quarter of 2009 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt

Senior Secured Credit Facility.  Our $25.0 million revolving credit facility matures on January 10, 2011 and our $130.0 million of term loan borrowings matures on February 26, 2013, provided, however, that if we do not repay, redeem or refinance our senior notes prior to April 1, 2011, the outstanding term loan borrowings will become immediately due and payable on April 1, 2011.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of April 4, 2009, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Lehman Commercial Paper Inc. (Lehman CPI), a Lehman subsidiary, is the administrative agent under our credit facility.  Lehman CPI filed for protection under Chapter 11 of the U.S.

Bankruptcy Code on October 3, 2008.  None of our $130.0 million of outstanding term loans is currently held by Lehman, Lehman CPI or any other subsidiary of Lehman.  Lehman CPI is one of the lenders participating in our $25.0 million revolving credit facility.  However, Lehman CPI has only $3.1 million of the $25.0 million commitment.  The other lenders under the revolving credit facility and their respective commitments are as follows:  Bank of America, N.A., $9.4 million; Citibank, N.A., $9.4 million; and Royal Bank of Canada, $3.1 million.  We do not believe that Lehman CPI would honor its funding commitment under the revolving credit facility if we were to make a funding request.  As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $21.4 million at April 4, 2009.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

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

We initially designated the swap as a cash flow hedge under the guidelines of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133).  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge as defined by SFAS No. 133 and, accordingly, subsequent changes in the swap’s fair value are being recorded in current earnings in net interest expense in the consolidated statements of operations.  We obtain third-party verification of fair value at the end of each reporting period.  As of April 4, 2009, the fair value of our interest rate swap was $13.9 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the first quarter of 2009 includes a $0.7 million charge relating to the unrealized loss on our interest rate swap and a reclassification of $0.4 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap.  During fiscal 2009, we expect to reclassify to net interest expense $1.1 million of the amount recorded in accumulated other comprehensive income (loss).

12% Senior Subordinated Notes due 2016.  In October 2004, we issued $165.8 million aggregate principal amount of 12% senior subordinated notes due 2016, $143.0 million of which in the form of EISs and $22.8 million separate from EISs.  As of April 4, 2009, $127.7 million aggregate principal amount of senior subordinated notes was held in the form of EISs and $38.1 million aggregate principal amount of senior subordinated notes was held separate from EISs.

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

We may not redeem the senior subordinated notes prior to October 30, 2009.  However, we may, from time to time, seek to retire the senior subordinated notes through cash repurchases of EISs or separate senior subordinated notes and/or exchanges of EISs or separate senior subordinated notes for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, would first require an amendment to or a waiver under our credit agreement and, in any event, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  On and after October 30, 2009, we may redeem for cash all or part of the senior subordinated notes at a redemption price of 106.0% beginning October 30, 2009 and thereafter at prices declining annually to 100% on or after October 30, 2012.  If we redeem any senior subordinated notes, the senior subordinated notes and Class A common stock represented by each EIS will be automatically separated.

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

Our senior subordinated notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of April 4, 2009, we were in compliance with all of the covenants in the senior subordinated notes indenture.

8% Senior Notes due 2011.  In October 2004, we issued $240.0 million aggregate principal amount of 8% senior notes due 2011.  Interest on the senior notes is payable on April 1 and October 1 of each year.  The senior notes will mature on October 1, 2011, unless earlier retired or redeemed as described below.

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

We may also, from time to time, seek to retire senior notes through cash repurchases of senior notes and/or exchanges of senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of April 4, 2009, we were in compliance with all of the covenants in the senior notes indenture.

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

The timing and amount of such repurchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations.  Therefore, there can be no assurance as to the number or aggregate dollar amount of shares that will be repurchased under the stock and debt repurchase program.  Likewise, there can be no assurance as to the principal amount of senior notes, if any, that will be repurchased.  We may discontinue the program at any time.  Any shares repurchased pursuant to the stock repurchase program will be retired.  Likewise, any senior notes repurchased will be cancelled.  In general, our credit agreement prohibits us from repurchasing our senior subordinated notes.

During the first quarter of 2009, we repurchased and retired 213,600 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $4.53, or $1.0 million in the aggregate.  As of April 4, 2009, we had $6.5 million available for any future repurchases of Class A common stock and/or senior notes under the stock and debt repurchase plan.

Future Capital Needs

We are highly leveraged.  On April 4, 2009, our total long-term debt and stockholders’ equity was $535.8 million and $144.5 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, and pay our anticipated dividends on our Class A common stock.  We expect to make capital expenditures of approximately $11.0 million in the aggregate during fiscal 2009, $2.4 million of which have already been made during the first quarter.

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

Inflation

During fiscal the past several years, we have been faced with increasing prices in certain commodities and packaging materials.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  We believe that through sales price increases and our cost saving efforts we have to a large degree been able to offset the impact of recent raw material, packaging and transportation cost increases, although in certain cases on a lagging basis.  There can be no assurance, however, that we will be able to offset any present or future increases in the cost of raw materials, packaging and transportation, with additional sales price increases or cost reductions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 were effective as of the beginning of our fiscal 2008, with the exception of certain provisions deferred until the beginning of our fiscal 2009.  In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2009.  We adopted SFAS No. 157 effective at the beginning of our fiscal 2008 for financial assets and financial liabilities, which did not have a material impact on our results of operations or financial position.  We adopted SFAS No. 157 effective at the beginning of our fiscal 2009 for non-financial assets and non-financial liabilities, which did not have a material impact on our results of operations or financial position.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161).”  SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective as of the beginning of our fiscal 2009.  Since SFAS No. 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of SFAS No. 161 did not have any effect on our results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors.  FSP 142-3 is effective as of the beginning of our fiscal 2009.  We adopted FSP 142-3 effective at the beginning of our fiscal 2009, which did not have a material impact on our results of operations or financial position.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1).  FSP 132(R)-1 requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans.  FSP 132(R)-1 will be effective as of the end of our fiscal 2009.  Since FSP 132(R)-1 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of FSP 132(R)-1 will not have a material impact on our results of operations or financial position.

Off-balance Sheet Arrangements

As of April 4, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first quarter of 2009, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2008 Annual Report on Form 10-K, except that we entered into a new warehouse lease that will require us to make additional rent payments of approximately $11.5 million in the aggregate over the course of the lease, which expires in 2016.  These additional rent payments are expected to be partially offset by a reduction in rent payments relating to certain expiring warehouse leases that will no longer be needed.  In addition, our expected contributions to our defined benefit pension plans for fiscal 2009 have increased from $1.2 million to $2.1 million because, although not obligated to do so, we expect to make $0.9 million of voluntary contributions to our defined benefit pension plans during the remainder of fiscal 2009.

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

•                  the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products; and

•                  fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

•                  other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors” in our 2008 Annual Report on Form 10-K.

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The revolving credit facility was undrawn at April 4, 2009, and we currently have no plans to draw upon the facility for the foreseeable future.  If we were to make a funding request, we do not believe that Lehman CPI would honor its $3.1 million funding commitment under the revolving credit facility.  As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $21.4 million at April 4, 2009.

We have outstanding $130.0 million of term loan borrowings at April 4, 2009 and January 3, 2009.  The term loan borrowings are fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007 with an affiliate of Lehman.  See the discussion of the interest rate swap and the Lehman bankruptcy filing above under the heading “Liquidity and Capital Resources-Debt-Senior Secured Credit Facility” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of April 4, 2009 and January 3, 2009 are as follows (dollars in thousands):

	April 4, 2009		January 3, 2009
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
Senior Secured Term Loan due February 26, 2013	$130,000	$119,600	$130,000	$107,900
8% Senior Notes due October 1, 2011	240,000	220,800	240,000	207,600
12% Senior Subordinated Notes due October 30, 2016:
— represented by EISs	127,689	101,972	124,793	90,235
— held separately	38,111	30,436	41,007	29,651

(1)          Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at April 4, 2009 was $5.71, based upon the $5.09 per share closing price of our separately traded Class A common stock and the $10.80 per EIS closing price of our EISs on the New York Stock Exchange on April 3, 2009 (the last business day of the first quarter of 2009).  Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

(3)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at January 3, 2009 was $5.17, based upon the $5.49 per share closing price of our separately traded Class A common stock and the $10.66 per EIS closing price of our EISs on the New York Stock Exchange on January 2, 2009 (the last business day of fiscal 2008).

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

Item 1A.  Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our Class A common stock that we purchased during the first quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)

January 4, 2009 to January 26, 2009	—	—	—	—

January 27, 2009 to February 23, 2009	—	—	—	—

February 24, 2009 to April 4, 2009	213,600	$4.53	213,600	$6,497,552

Total	213,600	$4.53	213,600	$6,497,552

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

Dated: April 28, 2009	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)