Form 10-Q
period 2009-07-04
B&G Foods, Inc.
filed 2009-07-28
CIK 1278027

As filed with the Securities and Exchange Commission on July 28, 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2009

or

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

As of July 4, 2009, the registrant had 35,867,292 shares of Class A common stock, par value $0.01 per share, issued and outstanding, 18,199,058 of which were held in the form of Enhanced Income Securities (EISs) and 17,668,234 of which were held separate from EISs.  Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016.  As of July 4, 2009, the registrant had no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 4, 2009	January 3, 2009
Assets

Current assets:
Cash and cash equivalents	$29,594	$32,559
Trade accounts receivable, less allowance for doubtful accounts and discounts of $590 in 2009 and $745 in 2008	29,735	36,578
Inventories	111,008	88,899
Prepaid expenses	2,965	2,475
Income tax receivable	1,707	2,221
Deferred income taxes	1,110	1,110
Total current assets	176,119	163,842

Property, plant and equipment, net of accumulated depreciation of $67,794 and $64,510	52,712	51,059
Goodwill	253,353	253,353
Trademarks	227,220	227,220
Customer relationship intangibles, net	113,093	116,318
Net deferred debt issuance costs and other assets	11,905	13,298
Total assets	$834,402	$825,090

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$30,893	$27,286
Accrued expenses	16,920	16,023
Dividends payable	6,097	6,162
Total current liabilities	53,910	49,471

Long-term debt	535,800	535,800
Other liabilities	22,285	23,671
Deferred income taxes	77,903	71,500
Total liabilities	689,898	680,442

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 35,867,292 and 36,246,657 shares issued and outstanding as of July 4, 2009 and January 3, 2009	359	362
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	158,371	171,123
Accumulated other comprehensive loss	(11,689)	(12,358)
Accumulated deficit	(2,537)	(14,479)
Total stockholders’ equity	144,504	144,648
Total liabilities and stockholders’ equity	$834,402	$825,090

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	$122,899	$119,184	$241,537	$235,526
Cost of goods sold	86,033	85,626	165,922	167,038
Gross profit	36,866	33,558	75,615	68,488

Operating expenses:
Sales, marketing and distribution expenses	10,929	11,461	21,916	23,750
General and administrative expenses	2,478	1,882	4,817	3,240
Amortization expense—customer relationships	1,612	1,612	3,225	3,225
Operating income	21,847	18,603	45,657	38,273

Other expenses:
Interest expense, net	12,137	12,908	26,426	25,479
Income before income tax expense	9,710	5,695	19,231	12,794
Income tax expense	3,681	2,165	7,289	4,855
Net income	$6,029	$3,530	11,942	7,939

Basic and diluted weighted average shares outstanding:
Class A common stock	35,945	36,784	36,071	36,782

Basic and diluted earnings per share:
Class A common stock	$0.17	$0.10	$0.33	$0.22

Cash dividends declared per share of Class A common stock	$0.17	$0.21	$0.34	$0.42

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 4, 2009	June 28, 2008

Cash flows from operating activities:
Net income	$11,942	$7,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,170	7,533
Amortization of deferred debt issuance costs	1,612	1,584
Deferred income taxes	5,947	4,045
Unrealized gain on interest rate swap	(739)	—
Reclassification to interest expense, net for interest rate swap	846	—
Share-based compensation expense	1,802	358
Changes in assets and liabilities:
Trade accounts receivable	6,843	4,793
Inventories	(22,109)	(6,102)
Prepaid expenses	(490)	662
Income tax receivable	514	268
Other assets	(219)	415
Trade accounts payable	3,607	(4,309)
Accrued expenses	897	(5,516)
Other liabilities	(291)	423
Net cash provided by operating activities	17,332	12,093

Cash flows from investing activities:
Capital expenditures	(5,568)	(9,034)
Net cash used in investing activities	(5,568)	(9,034)

Cash flows from financing activities:
Dividends paid	(12,288)	(15,594)
Payments for repurchase of Class A common stock	(2,334)	—
Net cash used in financing activities	(14,622)	(15,594)

Effect of exchange rate fluctuations on cash and cash equivalents	(107)	15
Net decrease in cash and cash equivalents	(2,965)	(12,520)

Cash and cash equivalents at beginning of period	32,559	36,606
Cash and cash equivalents at end of period	$29,594	$24,086

Supplemental disclosures of cash flow information:
Cash interest payments	$25,124	$23,928
Cash income tax payments	$852	$606
Cash income tax refunds	$(24)	$(60)
Non-cash transactions:
Dividends declared and not yet paid	$6,097	$7,801

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

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen and twenty-six week periods ended July 4, 2009 (second quarter of 2009 and first two quarters of 2009) and June 28, 2008 (second quarter of 2008 and first two quarters of 2008) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of July 4, 2009, the results of our operations for the second quarter and first two quarters of 2009 and 2008, and cash flows for the first two quarters of 2009 and 2008.  Our results of operations for the second quarter and first two quarters of 2009 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through July 28, 2009, the date of issuance of the accompanying consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2008 included in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 5, 2009.

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

Enhanced Income Securities

Each of our EISs represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes.  The holders of our EISs may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes at any time.  Upon the occurrence of certain events (including redemption of the senior subordinated notes or upon maturity of the senior subordinated notes), EISs will automatically separate.  Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs.  Separation and combination of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs.  As of July 4, 2009, we had 35,867,292 shares of Class A common stock issued and outstanding, 18,199,058 of which were held in the form of EISs and 17,668,234 of which were held separate from EISs.  As of June 28, 2008 we had 36,796,988 shares of Class A common stock issued and outstanding, 16,764,277 of which were held in the form of EISs and 20,032,711 of which were held separate from EISs.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS No. 165), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for our second quarter of fiscal 2009.  The adoption of SFAS No. 165 did not have a material effect on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (SFAS No. 168).  SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS No. 168 and the Codification are effective for financial statements

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS No. 168 is effective for our third quarter of fiscal 2009.  All references to U.S. GAAP will be updated to conform to the codification.  The adoption of SFAS No. 168 will not have a material impact on our results of operations or financial position.

(3)                                 Inventories

Inventories consist of the following, as of the dates indicated (dollars in thousands):

	July 4, 2009	January 3, 2009
Raw materials and packaging	$36,878	$19,402
Work in process	1,013	2,658
Finished goods	73,117	66,839

Total	$111,008	$88,899

(4)                                 Goodwill, Trademarks and Customer Relationship Intangibles

There has been no change in the carrying amount of goodwill for the period from January 3, 2009 to July 4, 2009.

There has been no change in the carrying amount of trademarks (indefinite-lived intangibles) for the period from January 3, 2009 to July 4, 2009.

The following table reconciles the changes in the carrying amount of customer relationship intangibles for the period from January 3, 2009 to July 4, 2009 (dollars in thousands):

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
Balance at January 3, 2009	$129,000	$(12,682)	$116,318
Amortization expense	—	(3,225)	(3,225)
Balance at July 4, 2009	$129,000	$(15,907)	$113,093

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.  Amortization expense associated with customer relationship intangibles for each of the second quarter and first two quarters of 2009 and 2008 was $1.6 million and $3.2 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $3.3 million of amortization expense associated with our current customer relationship intangibles during the remainder of fiscal 2009, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (dollars in thousands):

	July 4, 2009	January 3, 2009
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000

12% Senior Subordinated Notes due October 30, 2016	165,800	165,800
8% Senior Notes due October 1, 2011	240,000	240,000
Total long-term debt	$535,800	$535,800

As of July 4, 2009, the aggregate maturities of long-term debt are as follows (dollars in thousands):

Years ending December:
2009	$—
2010	—
2011	240,000
2012	—
2013	130,000
Thereafter	165,800
Total	$535,800

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of July 4, 2009, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Lehman Commercial Paper Inc. (Lehman CPI), a Lehman subsidiary, is the administrative agent under our credit facility.  Lehman CPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008.  None of our $130.0 million of outstanding term loans is currently with Lehman, Lehman CPI or any other subsidiary of Lehman.  Lehman CPI is one of the lenders participating in our $25.0 million revolving credit facility.  However, Lehman CPI has only $3.1 million of the $25.0 million commitment.  We do not believe that Lehman CPI would honor its funding commitment under the revolving credit facility if we were to make a funding request.  As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $21.4 million at July 4, 2009.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

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

We initially designated the swap as a cash flow hedge under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (collectively referred to as SFAS No. 133).  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge as defined by SFAS No. 133 and, accordingly, subsequent changes in the swap’s fair value are being recorded in current earnings in net interest expense in the consolidated statements of operations.  We obtain third-party verification of fair value at the end of each reporting period.  As of July 4, 2009, the fair value of our interest rate swap was $12.4 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the second quarter and first two quarters of 2009 includes a benefit of $1.5 million and $0.7 million, respectively, relating to the unrealized gain on our interest rate swap and a reclassification of $0.4 million and $0.8 million, respectively, of the amount recorded in accumulated other comprehensive income (loss) related to the swap.  During the remainder of fiscal 2009, we expect to reclassify to net interest expense $0.9 million of the amount recorded in accumulated other comprehensive income (loss).

See note 15 for information regarding a proposed amendment to the senior credit facility.

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

Deferred Debt Issuance Costs.  In connection with the issuance of our senior subordinated notes and our senior notes in October, 2004, we capitalized approximately $23.1 million of debt issuance costs, which will be amortized over their respective terms.  In connection with the issuance of term loan borrowings of $25.0 million in January 2006, we capitalized approximately $0.4 million of additional debt issuance costs, which will be amortized over the term of the loan.  In connection with the issuance of additional term loan borrowings of $205.0 million in February 2007 we capitalized approximately $4.0 million of additional debt issuance costs, which will be amortized over the term of the loan.  During the second quarter of 2007 we wrote-off and expensed $1.8 million of deferred debt issuance costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings.  As of July 4, 2009 and January 3, 2009 we had net deferred debt issuance costs of $11.6 million and $13.2 million, respectively.

At July 4, 2009 and January 3, 2009 accrued interest of $9.0 million and $9.4 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of July 4, 2009 and January 3, 2009, which is included in other liabilities in our consolidated balance sheet (dollars in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Fair Value Measurements (Continued)

		Fair Value Measurements
	Description	Level 1	Level 2	Level 3
July 4, 2009	Interest rate swap	$—	$12,378	$—
January 3, 2009	Interest rate swap	$—	$13,117	$—

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of July 4, 2009 and January 3, 2009 are as follows (dollars in thousands):

	July 4, 2009		January 3, 2009
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
Senior Secured Term Loan due February 26, 2013	$130,000	$126,100	$130,000	$107,900

8% Senior Notes due October 1, 2011	240,000	232,200	240,000	207,600

12% Senior Subordinated Notes due October 30, 2016:

— represented by EISs	130,123	113,562	124,793	90,235

— held separately	35,677	31,136	41,007	29,651

(1)	Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)

Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at July 4, 2009 was $6.24, based upon the $7.96 per share closing price of our separately traded Class A common stock and the $14.20 per EIS closing price of our EISs on the New York Stock Exchange on July 2, 2009 (the last business day of the second quarter of 2009). Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Disclosures about Derivative Instruments and Hedging Activities (Continued)

The following table presents the fair value and the location within our consolidated balance sheet of all assets and liabilities associated with derivative instruments not designated as hedging instruments (dollars in thousands):

Derivatives not designated as hedging		Asset Derivatives	Liability Derivatives
instruments under SFAS No. 133	Balance Sheet Location	Fair Value at July 4, 2009	Fair Value at July 4, 2009

Interest rate swap	Other liabilities	—	$12,378

See notes 5 and 6 for additional information regarding our interest rate swap.  We do not currently have any derivatives designated as hedging instruments under SFAS No. 133.

The following tables present the impact of derivative instruments and their location within our consolidated statement of operations (dollars in thousands):

Derivatives not	Amount of (Gain) Loss Recognized in Income on Derivatives		Amount of (Gain) Loss Recognized in Income on Derivatives		Location of (Gain) Loss
designated as hedging instruments under SFAS No. 133	Thirteen Weeks Ended July 4, 2009		Twenty-six Weeks Ended July 4, 2009		Recognized in Income on Derivatives

Interest rate swap	$(1,058	)*	$107	*	Interest expense, net

*

The amount included in net interest expense for the second quarter and first two quarters of 2009 consists of $1,482 and $739 unrealized gain on our interest rate swap, and $424 and $846 (pre-tax) reclassified to net interest expense from accumulated other comprehensive income, respectively.

(8)                                 Comprehensive Income

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)                                 Comprehensive Income (Continued)

The components of comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net income	$6,029	$3,530	$11,942	$7,939
Other comprehensive income:
Foreign currency translation adjustments	37	52	(77)	15
Amortization of unrecognized prior service cost and pension deferrals, net of tax	110	5	221	10
Cash flow hedge transaction, net of tax	—	3,734	—	317
Reclassification to interest expense, net for interest rate swap and net of tax	263	—	525	—
Comprehensive income	$6,439	$7,321	$12,611	$8,281

(9)                                 Pension Benefits

Net periodic costs for the second quarter and first two quarters of 2009 and 2008 include the following components (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost—benefits earned during the period	$419	$330	$838	$660
Interest cost on projected benefit obligation	431	360	862	720
Expected return on plan assets	(376)	(453)	(752)	(906)
Amortization of unrecognized prior service cost	11	11	22	22
Amortization of loss	167	(3)	334	(6)
Net pension cost	$652	$245	$1,304	$490

During the first two quarters of 2009, we made approximately $2.1 million in contributions to our defined benefit pension plans, all of which were made during the second quarter.  We anticipate electing to make contributions of approximately $0.5 million to our defined benefit pension plans during the remainder of fiscal 2009.

(10)                          Commitments and Contingencies

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the second quarter and first two quarters of 2009 or in fiscal 2008 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

Collective Bargaining Agreements.  Approximately 355 of our 732 employees, or 48.5%, as of July 4, 2009, were covered by collective bargaining agreements.  None of our collective bargaining agreements is scheduled to expire within one year.

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

(12)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our top ten customers accounted for approximately 49.6% and 46.1% of consolidated net sales for the first two quarters of 2009 and 2008, respectively.  Our top ten customers accounted for approximately 53.0% and 56.1% of our receivables as of July 4, 2009 and January 3, 2009, respectively.  Other than Wal-Mart, which accounted for 16.4% and 13.3% of our consolidated net sales for the first two quarters of 2009 and 2008, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2009 or 2008.  Other than C&S Wholesale Grocery and Wal-Mart, which accounted for 11.4% and 13.0% of our consolidated receivables, respectively, as of July 4, 2009, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of the first two quarters of 2009.  Other than C&S Wholesale Grocery and Wal-Mart, which accounted for 17.7% and 13.2% of our consolidated receivables, respectively, as of January 3, 2009, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of fiscal 2008.

During the second quarter and first two quarters of 2009 and 2008, our sales to foreign countries represented less than 1.0% of net sales.  Our foreign sales are primarily to customers in Canada.

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

During the second quarter and first two quarters of 2009, we recognized $0.9 million and $1.6 million, respectively, of compensation expense related to performance share LTIAs for the 2008 to 2009, 2008 to 2010 and 2009 to 2011 performance periods, which is reflected in general and administrative and sales, marketing and distribution expenses in our consolidated statements of operations.  As of July 4, 2009, there was $3.6 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 30 months.

The following table details the activity in our performance share LTIAs for the first two quarters of 2009:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value (per share)(2)

Beginning of year(3)	273,814	$7.25
Granted(4)	392,824	$1.88
Vested	—	—
Forfeited	—	—
End of first two quarters of 2009	666,638	$4.09

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

(3)	Represents unvested 2008 to 2009 and 2008 to 2010 performance share LTIAs granted in fiscal 2008.
(4)	Represents unvested 2009 to 2011 performance share LTIAs granted in the first two quarters of 2009.

Non-Employee Director Stock Grants.  Each of our non-employee directors receives an annual equity grant of approximately $35,000 of Class A Common Stock as part of his or her non-employee director compensation.  These shares fully vest when issued.  On June 1, 2009, 24,135 shares of Class A common stock in the aggregate were issued to the non-employee directors based upon the closing price of our Class A common stock on May 29, 2009 (the business day immediately prior to the date of grant) of $7.25 per share.  Share-based compensation expense of $0.2 million relating to the non-employee director grants is reflected in general and administrative expenses in our consolidated statements of operations.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)                          Stock and Debt Repurchase Plan

Stock and Debt Repurchase Plan.  On October 27, 2008, our board of directors authorized a stock and debt repurchase program for the repurchase of up to $10.0 million of our Class A common stock and/or senior notes over the next twelve months.  On May 5, 2009, the board of directors authorized an increase in the authorization to $25.0 million and extended the authorization through May 4, 2010.  Under the authorization, we may purchase shares of Class A common stock and/or senior notes from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

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

During the first two quarters of 2009 we repurchased and retired 403,500 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $5.76, or $2.3 million in the aggregate.  As of July 4, 2009, we had $20.1 million available for any future repurchases of Class A common stock and/or senior notes under the stock and debt repurchase plan.

(15)                          Subsequent Events

In July 2009, B&G Foods has proposed to our lenders an amendment to our senior credit facility.  The purpose of the proposed amendment is to:

•	appoint Credit Suisse as administrative agent under the credit facility to replace Lehman CPI;

•	permit us to do one or more of the following:

—

make or offer to make any optional or voluntary payment, prepayment, repurchase or redemption of the senior subordinated notes for cash, subject to the restricted payments test set forth in our senior notes indenture;

	—	make or offer to make any optional or voluntary payment, prepayment, repurchase or redemption of the senior subordinated notes in exchange for Class A common stock; and

	—	refinance the senior subordinated notes with senior unsecured indebtedness provided that our consolidated leverage ratio is less than or equal to 4.5 to 1.0 after giving effect to the refinancing; and

•

extend the maturity date for the existing undrawn $25.0 million revolving credit facility from January 10, 2011 to February 26, 2013 so that it will have the same maturity date as the existing $130.0 million of borrowings under the term loan facility.

The proposed amendment requires the consent of a majority of the lenders under the credit facility and, with respect to the extension of the revolving credit facility, all of the revolving credit lenders.  No assurance can be given that the proposed amendment will be consummated on the terms contemplated or at all.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended July 4, 2009 (second quarter of 2009 and first two quarters of 2009) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2009 (fiscal 2008) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2009 (which we refer to as our 2008 Annual Report on Form 10-K).

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

We are subject to a number of challenges that may adversely affect our businesses.  These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs:  We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers.  Raw materials, ingredients and packaging materials are subject to fluctuations in price attributable to a number of factors.  Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.  Although our commodity prices for wheat were lower in the first two quarters of 2009 than those incurred during the first two quarters of 2008, our commodity prices for beans and packaging were higher than those incurred during the first two quarters of 2008.

We purchase maple syrup primarily from Canada and Vermont.  In 2008, maple syrup production in Canada, which represents the great majority of global production, was significantly below industry needs due to growing global demand and one of the worst crop yields in nearly 40 years.  As a result, the price we paid for maple syrup increased significantly and we were faced with a shortfall in supply as compared to our needs, which had a negative impact on our sales volume of maple syrup products during fiscal 2008 that continued through the first two quarters of 2009.  The 2009 maple syrup crop yield is more consistent with historic levels.  This together with the granting of additional production quotas by the Federation of Québec Maple Syrup Producers, has brought global supply more in line with global demand and is expected to reduce the price we will pay for maple syrup during the remainder of 2009 as compared to 2008.  In addition, unlike 2008, we expect to be able to purchase sufficient maple syrup in 2009 to meet our needs.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter of 2009 and 2008 and first two quarters of 2009 and 2008 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.0%	71.8%	68.7%	70.9%
Gross profit	30.0%	28.2%	31.3%	29.1%

Sales, marketing and distribution expenses	8.9%	9.6%	9.1%	10.1%
General and administrative expenses	2.0%	1.6%	2.0%	1.4%
Amortization expense—customer relationships	1.3%	1.4%	1.3%	1.4%
Operating income	17.8%	15.6%	18.9%	16.2%

Interest expense, net	9.9%	10.8%	11.0%	10.8%
Income before income tax expense	7.9%	4.8%	7.9%	5.4%

Income tax expense	3.0%	1.8%	3.0%	2.1%
Net income	4.9%	3.0%	4.9%	3.4%

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of 2009 and 2008 along with the components of EBITDA follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(Dollars in thousands)
Net income	$6,029	$3,530	$11,942	$7,939
Income tax expense	3,681	2,165	7,289	4,855
Interest expense, net	12,137	12,908	26,426	25,479
Depreciation and amortization	3,610	3,844	7,170	7,533
EBITDA	25,457	22,447	52,827	45,806
Income tax expense	(3,681)	(2,165)	(7,289)	(4,855)
Interest expense, net	(12,137)	(12,908)	(26,426)	(25,479)
Deferred income taxes	3,113	1,868	5,947	4,045
Amortization of deferred financing costs	820	792	1,612	1,584
Unrealized gain on interest rate swap	(1,482)	—	(739)	—
Reclassification to interest expense, net for interest rate swap	424	—	846	—
Share-based compensation expense	1,055	358	1,802	358
Changes in assets and liabilities, net of effects of business combination	(6,863)	(9,273)	(11,248)	(9,366)
Net cash provided by operating activities	$6,706	$1,119	$17,332	$12,093

Second quarter of 2009 compared to the second quarter of 2008.

Net Sales.  Net sales increased $3.7 million or 3.1% to $122.9 million for the second quarter of 2009 from $119.2 million for the second quarter of 2008.  Net sales for the second quarter of 2009 were negatively impacted by the poor maple syrup crop in Canada in 2008 that led to a global shortfall of pure maple syrup.  Net sales of our Maple Grove Farms pure maple syrup products decreased by $0.6 million, consisting of a unit volume decline of $1.4 million, partially offset by sales price increases of $0.8 million.  Excluding net sales of our pure maple syrup products, net sales for the second quarter of 2009 increased $4.3 million or 4.0%.  The $4.3 million increase was attributable to sales price increases of $8.5 million partially offset by a decrease in unit volume of $4.2 million.

Net sales of our lines of Ortega, B&M, Accent and Joan of Arc products increased in the amounts of $3.4 million, $0.5 million, $0.4 million and $0.4 million or 13.1%, 4.5%, 10.5% and 26.4%, respectively.  These increases were offset by a reduction in net sales of our private label pickles and peppers of $0.3 million or 23.8%.  In the aggregate, net sales for all other brands decreased $0.1 million, or 0.1%.

Gross Profit.  Gross profit increased $3.3 million or 9.9% to $36.9 million for the second quarter of 2009 from $33.6 million for the second quarter of 2008.  Gross profit expressed as a percentage of net sales increased 1.8 percentage points to 30.0% in the second quarter of 2009 from 28.2% in the second quarter of 2008.  This increase in gross profit expressed as a percentage of net sales was primarily attributable to increased sales prices of $9.3 million partially offset by increased costs for beans and packaging and an increased accrual for performance-based compensation.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses decreased $0.6 million or 4.6% to $10.9 million for the second quarter of 2009 from $11.5 million for the second quarter of 2008.  This decrease is primarily due to a decrease in consumer marketing and trade spending of $1.2 million and selling expense of $0.1 million offset by an increase in warehousing expense of $0.4 million and an increased accrual for performance-based compensation of $0.4 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 8.9% for the second quarter of 2009 from 9.6% for the second quarter of 2008.

General and Administrative Expenses.  General and administrative expenses increased $0.6 million or 31.7% to $2.5 million for the second quarter of 2009 from $1.9 million in the second quarter of 2008.  The increase in general and administrative expenses primarily resulted from an increased accrual for performance-based compensation of $0.8 million, partially offset by decreases in other expenses.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships remained consistent at $1.6 million for the second quarter of 2009 as compared to the second quarter of 2008.

Operating Income.  As a result of the foregoing, operating income increased $3.2 million or 17.4% to $21.8 million for the second quarter of 2009 from $18.6 million for the second quarter of 2008.  Operating income expressed as a percentage of net sales increased to 17.8% in the second quarter of 2009 from 15.6% in the second quarter of 2008.

Net Interest Expense.  Net interest expense decreased $0.8 million or 6.0% to $12.1 million for the second quarter of 2009 from $12.9 million in the second quarter of 2008.  Net interest expense in the second quarter of 2009 included a $1.5 million benefit relating to an unrealized gain on our interest rate swap, partially offset by a reclassification of $0.4 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap.  Net interest expense in the second quarter of 2009 also includes a reduction in interest income primarily due to lower interest rates.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $1.5 million to $3.7 million for the second quarter of 2009 from $2.2 million for the second quarter of 2008.  Our effective tax rate was 37.9% for the second quarter of 2009 and 2008.

First two quarters of 2009 compared to first two quarters of 2008.

Net Sales.  Net sales increased $6.0 million or 2.6% to $241.5 million for the first two quarters of 2009 from $235.5 million for the first two quarters of 2008.  Net sales for the first two quarters of 2009 were negatively impacted by the poor maple syrup crop in Canada in 2008 that led to a global shortfall of pure maple syrup.  Net sales of our Maple Grove Farms pure maple syrup products decreased by $2.8 million, consisting of a unit volume decline of $4.7 million, partially offset by sales price increases of $1.9 million.  Excluding net sales of our pure maple syrup products, net sales for the first two quarters of 2009 increased $8.8 million or 4.1%.  The $8.8 million increase was attributable to sales price increases of $15.1 million partially offset by a decrease in unit volume of $6.3 million.

Net sales of our lines of Ortega, B&M, Las Palmas, Joan of Arc, Emeril, and Accent products increased in the amounts of $6.9 million, $1.6 million, $1.0 million, $0.8 million, $0.7 million and $0.6 million or 13.4%, 11.1%, 7.6%, 18.1%, 7.8% and 7.1%, respectively.  These increases were offset by a reduction in net sales of our Cream of Wheat, private label pickles and peppers and Bloch & Guggenheimer products of $1.8 million, $0.7 million and $0.7 million or 6.4%, 29.8% and 3.7%.  In the aggregate, net sales for all other brands increased $0.4 million, or 0.6%.

Gross Profit.  Gross profit increased $7.1 million or 10.4% to $75.6 million for the first two quarters of 2009 from $68.5 million for the first two quarters of 2008.  Gross profit expressed as a percentage of net sales increased 2.2 percentage points to 31.3% in the first two quarters of 2009 from 29.1% in the first two quarters of 2008.  The increase in gross profit expressed as percentage of net sales was primarily attributable to pricing of $17.0 million offset by increased costs for beans and packaging and an increased accrual for performance-based compensation.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses decreased $1.9 million or 7.7% to $21.9 million for the first two quarters of 2009 from $23.8 million for the first two quarters of 2008.  The decrease is primarily due to a decrease in consumer marketing and trade spending of $2.2 million and selling expense of $0.2 million, offset by an increased accrual for performance-based compensation of $0.6 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 9.1% for the first two quarters of 2009 from 10.1% for the first two quarters of 2008.

General and Administrative Expenses.  General and administrative expenses increased $1.6 million or 48.7% to $4.8 million for the first two quarters of 2009 from $3.2 million in the first two quarters of 2008.  The increase in general and administrative expenses primarily resulted from an increased accrual for performance-based compensation of $1.6 million.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships remained consistent at $3.2 million for the first two quarters of 2009 as compared to the first two quarters of 2008.

Operating Income.  As a result of the foregoing, operating income increased $7.4 million or 19.3% to $45.7 million for the first two quarters of 2009 from $38.3 million for the first two quarters of 2008.  Operating income expressed as a percentage of net sales increased to 18.9% in the first two quarters of 2009 from 16.2% in the first two quarters of 2008.

Net Interest Expense.  Net interest expense increased $0.9 million or 3.7% to $26.4 million for the first two quarters of 2009 from $25.5 million in the first two quarters of 2008.  Net interest expense in the first two quarters of 2009 included a $0.7 million benefit relating to an unrealized gain on our interest rate swap, partially offset by a reclassification of $0.8 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap.  Net interest expense in the first two quarters of 2009 also includes a reduction in interest income primarily due to lower interest rates.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $2.4 million to $7.3 million for the first two quarters of 2009 from $4.9 million for the first two quarters of 2008.  Our effective tax rate was 37.9% for the first two quarters of 2009 and 2008.

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

Cash Flows.  Cash provided by operating activities increased $5.2 million to $17.3 million for the first two quarters of 2009 from $12.1 million for the first two quarters of 2008.  Net income, excluding non-cash items such as depreciation and amortization, amortization of deferred debt issuance costs, deferred income taxes, unrealized gain on our interest rate swap, a reclassification to net interest expense and share-based compensation increased by $7.1 million.  This increase was offset by an increase in net changes in assets and liabilities of $1.9 million due in large part to an increase in working capital primarily attributable to an increase in inventory offset by an increase in accounts payable.

Net cash used in investing activities for the first two quarters of 2009 decreased $3.4 million to $5.6 million from $9.0 million for the first two quarters of 2008.  Net cash used in investing activities for the first two quarters of 2009 and 2008 consisted entirely of capital spending.  Capital expenditures in the first two quarters of 2009 and 2008 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.  Capital expenditures for the first two quarters of 2008 also included expenditures for the expansion of our Stoughton, Wisconsin facility and the transfer of a portion of the Cream of Wheat production to that facility.  That project was completed during fiscal 2008 and is the primary reason that capital spending decreased in the first two quarters of 2009 as compared to the first two quarters of 2008.

Net cash used in financing activities for the first two quarters of 2009 was $14.6 million as compared to $15.6 million for the first two quarters of 2008.  Net cash used in financing activities for the first two quarters of 2009 consisted of the payment of dividends and the repurchase of Class A common stock.  Net cash used in financing activities for the first two quarters of 2008 was entirely for the payment of dividends to holders of our Class A common stock.

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

For the first two quarters of 2009 and 2008, we had cash flows provided by operating activities of $17.3 million and $12.1 million, and distributed $12.3 million and $15.6 million, respectively, as dividends. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture, our senior subordinated notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Environmental and Health and Safety Costs

We have not made any material expenditures during the first two quarters of 2009 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment based on asset dispositions and certain issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of July 4, 2009, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Lehman Commercial Paper Inc. (Lehman CPI), a Lehman subsidiary, is the administrative agent under our credit facility.  Lehman CPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008.  None of our $130.0 million of outstanding term loans is currently held by Lehman, Lehman CPI or any other subsidiary of Lehman.  Lehman CPI is one of the lenders participating in our $25.0 million revolving credit facility.  However, Lehman CPI has only $3.1 million of the $25.0 million commitment.  We do not believe that Lehman CPI would honor its funding commitment under the revolving credit facility if we were to make a funding request.  As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $21.4 million at July 4, 2009.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

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

We initially designated the swap as a cash flow hedge under the guidelines of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133).  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge as defined by SFAS No. 133 and, accordingly, subsequent changes in the swap’s fair value are being recorded in current earnings in net interest expense in the consolidated statements of operations.  We obtain third-party verification of fair value at the end of each reporting period.  As of July 4, 2009, the fair value of our interest rate swap was $12.4 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the second quarter and first two quarters of 2009 includes a benefit of $1.5 million and $0.7 million, respectively, relating to unrealized gain on our interest rate swap and a reclassification of $0.4 million and $0.8 million, respectively, of the amount recorded in accumulated other comprehensive income (loss) related to the swap.  During the remainder of fiscal 2009, we expect to reclassify to net interest expense $0.9 million of the amount recorded in accumulated other comprehensive income (loss).

12% Senior Subordinated Notes due 2016.  In October 2004, we issued $165.8 million aggregate principal amount of 12% senior subordinated notes due 2016, $143.0 million of which in the form of EISs and $22.8 million separate from EISs.  As of July 4, 2009, $130.1 million aggregate principal amount of senior subordinated notes was held in the form of EISs and $35.7 million aggregate principal amount of senior subordinated notes was held separate from EISs.

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

We may not redeem the senior subordinated notes prior to October 30, 2009.  However, we may, from time to time, before or after October 30, 2009, seek to retire senior subordinated notes through cash repurchases of EISs or separate senior subordinated notes and/or exchanges of EISs or separate senior subordinated notes for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, would first require an amendment to or a waiver under our credit agreement and, in any event, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As discussed in note 15 to our consolidated financial statements, we have recently proposed an amendment to the lenders under our senior credit facility that would permit us to make such repurchases or exchanges.  No assurance can be given that the proposed amendment will be consummated on the terms contemplated or at all.

On and after October 30, 2009, we may redeem for cash all or part of the senior subordinated notes at a redemption price of 106.0% beginning October 30, 2009 and thereafter at prices declining annually to 100% on or after October 30, 2012.  If we redeem senior subordinated notes represented by EISs, the senior subordinated notes and Class A common stock represented by those EISs will be automatically separated.

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

Our senior subordinated notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of July 4, 2009, we were in compliance with all of the covenants in the senior subordinated notes indenture.

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

We may also, from time to time, seek to retire senior notes through cash repurchases of senior notes and/or exchanges of senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of July 4, 2009, we were in compliance with all of the covenants in the senior notes indenture.

Stock and Debt Repurchase Plan

On October 27, 2008, our board of directors authorized a stock and debt repurchase program for the repurchase of up to $10.0 million of our Class A common stock and/or senior notes over the next twelve months.  On May 5, 2009, the board of directors authorized an increase in the authorization to $25.0 million and extended the authorization through May 4, 2010.  Under the authorization, we may purchase shares of Class A common stock and/or senior notes from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

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

During the first two quarters of 2009, we repurchased and retired 403,500 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $5.76, or $2.3 million in the aggregate.  As of July 4, 2009, we had $20.1 million available for any future repurchases of Class A common stock and/or senior notes under the stock and debt repurchase plan.

Future Capital Needs

We are highly leveraged.  On July 4, 2009, our total long-term debt and stockholders’ equity was $535.8 million and $144.5 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, and pay our anticipated dividends on our Class A common stock.  We expect to make capital expenditures of approximately $11.0 million in the aggregate during fiscal 2009, $5.6 million of which have already been made during the first two quarters.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS No. 165), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for our second quarter of fiscal 2009.  The adoption of SFAS No. 165 did not have a material effect on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (SFAS No. 168).  SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS No. 168 is effective for our third quarter of fiscal 2009.  All references to U.S. GAAP will be updated to conform to the codification. The adoption of SFAS No. 168 will not have a material impact on our results of operations or financial position.

Off-balance Sheet Arrangements

As of July 4, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2009, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2008 Annual Report on Form 10-K, except that during the first quarter of 2009 we entered into a new warehouse lease that will require us to make additional rent payments of approximately $11.5 million in the aggregate over the course of the lease, which expires in 2016.  These additional rent payments are expected to be partially offset by a reduction in rent payments relating to certain expiring warehouse leases that will no longer be needed.  In addition, our expected contributions to our defined benefit pension plans for fiscal 2009 have increased from $1.2 million to $2.6 million because, although not obligated to do so, we made $2.1 million of voluntary contributions to our defined benefit plans during the first two quarters of 2009 and we expect to make $0.5 million of additional voluntary contributions during the remainder of fiscal 2009.

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

—	competitors’ pricing practices and promotional spending levels;

—

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin, and LIBOR plus an applicable margin.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The revolving credit facility was undrawn at July 4, 2009, and we currently have no plans to draw upon the facility for the foreseeable future.  If we were to make a funding request, we do not believe that Lehman CPI would honor its $3.1 million funding commitment under the revolving credit facility.  As a result, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $21.4 million at July 4, 2009.

We have outstanding $130.0 million of term loan borrowings at July 4, 2009 and January 3, 2009.  The term loan borrowings are fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007 with an affiliate of Lehman.  See the discussion of the interest rate swap and the Lehman bankruptcy filing above under the heading “Liquidity and Capital Resources-Debt-Senior Secured Credit Facility” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of July 4, 2009 and January 3, 2009 are as follows (dollars in thousands):

	July 4, 2009		January 3, 2009
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
Senior Secured Term Loan due February 26, 2013	$130,000	$126,100	$130,000	$107,900

8% Senior Notes due October 1, 2011	240,000	232,200	240,000	207,600

12% Senior Subordinated Notes due October 30, 2016:

— represented by EISs	130,123	113,562	124,793	90,235

— held separately	35,677	31,136	41,007	29,651

(1)	Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)

Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at July 4, 2009 was $6.24, based upon the $7.96 per share closing price of our separately traded Class A common stock and the $14.20 per EIS closing price of our EISs on the New York Stock Exchange on July 2, 2009 (the last business day of the second quarter of 2009). Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our Class A common stock that we purchased during the second quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
April 5, 2009 to May 2, 2009	—	—	—	$6,497,552
May 3, 2009 to May 30, 2009	171,200	$7.10	171,200	$20,282,261
May 31, 2009 to July 4, 2009	18,700	$7.43	18,700	$20,143,280
Total	189,900	$7.13	189,900	$20,143,280

(a)

On October 27, 2008, our board of directors authorized a stock and debt repurchase program for the repurchase of up to $10.0 million of our Class A common stock and/or senior notes over the next twelve months. On May 5, 2009, the board of directors authorized an increase in the authorization to $25.0 million and extended the authorization through May 4, 2010. Under the authorization, we may purchase shares of Class A common stock and/or senior notes from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 5, 2009.  At the annual meeting, our stockholders considered and voted upon the election of seven directors to serve until the next annual meeting of stockholders and until their successors have been elected and qualified.  All seven of the nominees for the board of directors were elected by the following vote:

Class A Director Nominee	For	Withheld
Robert C. Cantwell	32,422,079	974,726
James R. Chambers	32,561,307	835,498
Cynthia T. Jamison	32,518,722	878,083
Dennis Mullen	32,557,148	839,657
Alfred Poe	32,507,395	889,410
Steven C. Sherrill	32,533,043	863,762
David L. Wenner	32,552,389	844,416

Our stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending January 2, 2010, by the following vote:

For	Against	Abstain
32,843,802	444,330	108,674

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2009	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)