Form 10-Q
period 2009-10-03
B&G Foods, Inc.
filed 2009-10-27
CIK 1278027

As filed with the Securities and Exchange Commission on October 27, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2009

or

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

As of October 3, 2009, the registrant had 47,367,292 shares of Class A common stock, par value $0.01 per share, issued and outstanding, 18,199,058 of which were held in the form of Enhanced Income Securities (EISs) and 29,168,234 of which were held separate from EISs.  Each EIS represents one share of Class A common stock and $7.15 principal amount of 12% senior subordinated notes due 2016.  As of October 3, 2009, the registrant had no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 3, 2009	January 3, 2009
Assets

Current assets:
Cash and cash equivalents	$117,628	$32,559
Trade accounts receivable, less allowance for doubtful accounts and discounts of $626 in 2009 and $745 in 2008	33,879	36,578
Inventories	103,554	88,899
Prepaid expenses	2,084	2,475
Income tax receivable	2,022	2,221
Deferred income taxes	1,176	1,110
Total current assets	260,343	163,842

Property, plant and equipment, net of accumulated depreciation of $69,937 and $64,510	53,062	51,059
Goodwill	253,353	253,353
Trademarks	227,220	227,220
Customer relationship intangibles, net	111,480	116,318
Net deferred debt financing costs and other assets	11,644	13,298
Total assets	$917,102	$825,090

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$31,036	$27,286
Accrued expenses	14,760	16,023
Dividends payable	8,052	6,162
Long-term debt, current portion	90,000	—
Total current liabilities	143,848	49,471

Long-term debt, less current portion	439,541	535,800
Other liabilities	22,790	23,671
Deferred income taxes	81,560	71,500
Total liabilities	687,739	680,442

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 47,367,292 and 36,246,657 shares issued and outstanding as of October 3, 2009 and January 3, 2009	474	362
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	238,287	171,123
Accumulated other comprehensive loss	(11,022)	(12,358)
Retained earnings (accumulated deficit)	1,624	(14,479)
Total stockholders’ equity	229,363	144,648
Total liabilities and stockholders’ equity	$917,102	$825,090

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net sales	$123,871	$116,515	$365,408	$352,041
Cost of goods sold	87,647	85,778	253,569	252,816
Gross profit	36,224	30,737	111,839	99,225

Operating expenses:
Sales, marketing and distribution expenses	10,659	10,813	32,575	34,563
General and administrative expenses	2,936	2,067	7,753	5,307
Amortization expense—customer relationships	1,613	1,613	4,838	4,838
Operating income	21,016	16,244	66,673	54,517

Other expenses:
Interest expense, net	13,570	11,562	39,996	37,041
Loss on extinguishment of debt	674	—	674	—
Income before income tax expense	6,772	4,682	26,003	17,476
Income tax expense	2,611	1,792	9,900	6,647
Net income	$4,161	$2,890	16,103	10,829

Basic and diluted weighted average shares outstanding:
Class A common stock	37,790	36,797	36,644	36,787

Basic and diluted earnings per share:
Class A common stock	$0.11	$0.08	$0.44	$0.29

Cash dividends declared per share of Class A common stock	$0.17	$0.21	$0.51	$0.64

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 3, 2009	September 27, 2008

Cash flows from operating activities:
Net income	$16,103	$10,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,847	11,420
Amortization of deferred debt financing costs	2,222	2,376
Deferred income taxes	9,295	6,087
Unrealized gain on interest rate swap	(108)	(1,514)
Loss on extinguishment of debt	674	—
Reclassification to interest expense, net for interest rate swap	1,270	76
Share-based compensation expense	3,273	510
Changes in assets and liabilities:
Trade accounts receivable	2,699	3,948
Inventories	(14,655)	(2,507)
Prepaid expenses	391	382
Income tax receivable	199	(28)
Other assets	(198)	191
Trade accounts payable	3,750	(2,081)
Accrued expenses	(1,260)	(1,550)
Other liabilities	(201)	387
Net cash provided by operating activities	34,301	28,526

Cash flows from investing activities:
Capital expenditures	(7,943)	(9,832)
Net cash used in investing activities	(7,943)	(9,832)

Cash flows from financing activities:
Dividends paid	(18,388)	(23,395)
Repurchase of senior subordinated notes	(6,635)	—
Payment of debt financing costs	(668)	—
Proceeds from issuance of Class A common stock, net	86,612	—
Repurchase of Class A common stock	(2,334)	—
Net cash provided by (used in) financing activities	58,587	(23,395)

Effect of exchange rate fluctuations on cash and cash equivalents	124	(6)
Net increase (decrease) in cash and cash equivalents	85,069	(4,707)

Cash and cash equivalents at beginning of period	32,559	36,606
Cash and cash equivalents at end of period	$117,628	$31,899

Supplemental disclosures of cash flow information:
Cash interest payments	$41,864	$31,336
Cash income tax payments	$1,602	$708
Cash income tax refunds	$(1,179)	$(96)
Non-cash transactions:
Dividends declared and not yet paid	$8,052	$7,801

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

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen and thirty-nine week periods ended October 3, 2009 (third quarter of 2009 and first three quarters of 2009) and September 27, 2008 (third quarter of 2008 and first three quarters of 2008) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of October 3, 2009, the results of our operations for the third quarter and first three quarters of 2009 and 2008, and cash flows for the first three quarters of 2009 and 2008.  Our results of operations for the third quarter and first three quarters of 2009 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through October 27, 2009, the date of issuance of the accompanying unaudited consolidated financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2008 included in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 5, 2009.

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

Enhanced Income Securities

Each of our EISs represents one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. The holders of our EISs may separate each EIS into one share of Class A common stock and $7.15 principal amount of senior subordinated notes at any time.  Upon the occurrence of certain events (including redemption of the senior subordinated notes or upon maturity of the senior subordinated notes), EISs will automatically separate.  Conversely, subject to limitations, a holder of separate shares of Class A common stock and senior subordinated notes can combine such securities to form EISs.  Separation and combination of EISs will automatically result in increases and decreases, respectively, in the number of shares of Class A common stock not held in the form of EISs.  As of October 3, 2009, we had 47,367,292 shares of Class A common stock issued and outstanding, 18,199,058 of which were held in the form of EISs and 29,168,234 of which were held separate from EISs.  As of September 27, 2008 we had 36,796,988 shares of Class A common stock issued and outstanding, 17,077,331 of which were held in the form of EISs and 19,719,657 of which were held separate from EISs.  See note 5 for a discussion of the automatic separation of EISs that is scheduled to occur on October 30, 2009 in connection with the partial redemption of the senior subordinated notes on November 2, 2009.  Following the automatic separation of the EISs, holders of shares of Class A common stock and senior subordinated notes will no longer be able to combine such securities to form EISs.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification, which is effective as of our third quarter of fiscal 2009, supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  The adoption of this standard did not have any impact on our results of operations or financial position.

In September 2006, the FASB issued a new standard relating to fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard was effective as of the beginning of our fiscal 2008, with the exception of certain provisions deferred until the beginning of our fiscal 2009.  In February 2008, the FASB delayed the effective date of the standard for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2009.  We adopted the standard effective at the beginning of our fiscal 2008 for financial assets and financial liabilities, which did not have a material impact on our results of operations or financial position.  We adopted the standard effective at the beginning of our fiscal 2009 for non-financial

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                               Summary of Significant Accounting Policies (Continued)

assets and non-financial liabilities, which did not have a material impact on our results of operations or financial position.

In December 2007, the FASB issued new standards relating to business combinations and noncontrolling interests in consolidated financial statements.  The standard relating to business combinations requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The noncontrolling interest standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  These standards were effective as of the beginning of our fiscal 2009.  The business combinations standard will be applied prospectively, and any effects will depend on future acquisitions.  The standard relating to noncontrolling interests in consolidated financial statements requires retroactive adoption.  We currently do not have any noncontrolling interests in subsidiaries.

In March 2008, the FASB issued a standard that amended existing standards about derivative instruments and hedging activities to require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The amendments were effective as of the beginning of our fiscal 2009.  Since the amendments require enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of the standard did not have any effect on our results of operations or financial position.  See notes 6 and 7 for the required disclosures about our derivative instruments and hedging activities.

In April 2008, the FASB issued a standard relating to how companies should determine the useful life of intangible assets.  The standard requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors.  We adopted this standard effective at the beginning of our fiscal 2009, which did not have a material impact on our results of operations or financial position.

In December 2008, the FASB issued a standard relating to an employer’s disclosure about postretirement benefit plan assets.  The standard requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans.  The standard will be effective as of the end of our fiscal 2009.  Since this requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of the standard will not have a material impact on our results of operations or financial position.

In May 2009, the FASB established a general standard of accounting for, and requiring disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The standard was effective beginning with our second quarter of fiscal 2009.  The adoption of the standard did not have a material effect on our on our results of operations or financial position.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)                               Inventories

Inventories consist of the following, as of the dates indicated (dollars in thousands):

	October 3, 2009	January 3, 2009
Raw materials and packaging	$34,862	$19,402
Work in process	1,290	2,658
Finished goods	67,402	66,839

Total	$103,554	$88,899

(4)                               Goodwill, Trademarks and Customer Relationship Intangibles

There has been no change in the carrying amount of goodwill for the period from January 3, 2009 to October 3, 2009.

There has been no change in the carrying amount of trademarks (indefinite-lived intangibles) for the period from January 3, 2009 to October 3, 2009.

The following table reconciles the changes in the carrying amount of customer relationship intangibles for the period from January 3, 2009 to October 3, 2009 (dollars in thousands):

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
Balance at January 3, 2009	$129,000	$(12,682)	$116,318
Amortization expense	—	(4,838)	(4,838)
Balance at October 3, 2009	$129,000	$(17,520)	$111,480

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.  Amortization expense associated with customer relationship intangibles for each of the third quarter and first three quarters of 2009 and 2008 was $1.6 million and $4.8 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $1.7 million of amortization expense associated with our current customer relationship intangibles during the remainder of fiscal 2009, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                               Long-term Debt

Long-term debt consists of the following, as of the dates indicated (dollars in thousands):

	October 3, 2009	January 3, 2009
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000

12% Senior Subordinated Notes due October 30, 2016	159,541	165,800
8% Senior Notes due October 1, 2011	240,000	240,000
Total long-term debt	529,541	535,800

Less current portion	90,000	—
Long-term debt, less current portion	$439,541	$535,800

As of October 3, 2009, the aggregate maturities of long-term debt are as follows (dollars in thousands):

Years ending December:
2009	$90,000
2010	—
2011	240,000
2012	—
2013	130,000
Thereafter	69,541
Total	$529,541

Senior Secured Credit Facility.  During the third quarter of 2009, Credit Suisse replaced Lehman Commercial Paper Inc. (Lehman CPI) as the administrative agent under our credit facility.  Also during the third quarter of 2009, the credit facility was amended to, among other things, extend the maturity date for the undrawn revolving credit facility from January 2011 to February 2013.  As amended, our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013, provided, however, that if we do not repay, redeem or refinance our senior notes prior to April 1, 2011, the revolving credit facility and the outstanding term loan borrowings will become immediately due and payable on April 1, 2011.  The following discussion of the credit facility describes the credit facility as amended through the date of issuance of the accompanying unaudited consolidated financial statements.

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%.  We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  Interest under the term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                               Long-term Debt (Continued)

is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of October 3, 2009, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

On September 15, 2008, Lehman CPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Following that date, we no longer believed that Lehman CPI would honor its $3.1 million funding commitment under the revolving credit facility if we were to make a funding request.  Therefore, when Lehman CPI’s commitment was assumed by other lenders during the third quarter of 2009, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit increased by $3.1 million.  At October 3, 2009, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings through the life of the term loan, ending on February 26, 2013.  The counterparty to the swap is Lehman Special Financing Inc. (Lehman SFI) and the counterparty’s guarantor is Lehman Brothers Holdings Inc.  On September 15, 2008, (Lehman) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Lehman SFI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008.

We initially designated the swap as a cash flow hedge.  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge.  Accordingly, subsequent to that determination, we record changes in the swap’s fair value in current earnings in net interest expense in our consolidated statements of operations.  We obtain third-party verification of fair value at the end of each reporting period.  As of October 3, 2009, the fair value of our interest rate swap was an unrealized loss of $13.0 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the third quarter and first three quarters of 2009 includes a charge of $0.6 million and a benefit of $0.1 million, respectively, relating to the unrealized gain (loss) on our interest rate swap and a reclassification of $0.4 million and $1.3 million, respectively, of the amount recorded in accumulated other comprehensive income (loss) related to the swap.  During the remainder of fiscal 2009, we expect to reclassify to net interest expense $0.4 million of the amount recorded in accumulated other comprehensive income (loss).

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

Deferred Debt Financing Costs.  In connection with the issuance of our senior subordinated notes and our senior notes in October, 2004, we capitalized approximately $23.1 million of debt financing costs, which will be amortized over their respective terms.  In connection with the issuance of term loan borrowings of $25.0 million in January 2006, we capitalized approximately $0.4 million of additional debt financing costs, which will be amortized over the term of the loan.  In connection with the issuance of additional term loan borrowings of $205.0 million in February 2007 we capitalized approximately $4.0 million of additional debt financing costs, which will be amortized over the term of the loan.  During the second quarter of 2007 we wrote-off and expensed $1.8 million of deferred debt financing costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings.  During the third quarter of 2009, we wrote-off and expensed $0.3 million of deferred debt financing costs relating to the repurchase during the quarter of $6.3 million principal amount of senior subordinated notes.  During the third quarter of 2009, we also capitalized approximately $0.7 million of additional debt financing costs in connection with an amendment to our credit facility.  As of October 3, 2009 and January 3, 2009 we had net deferred debt financing costs of $11.3 million and $13.2 million, respectively.

At October 3, 2009 and January 3, 2009 accrued interest of $4.5 million and $9.4 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

Repurchase and Partial Redemption of Senior Subordinated Notes.  During the third quarter of 2009, we repurchased $6.3 million principal amount of senior subordinated notes in a privately negotiated transaction, which resulted in a pre-tax charge in our third quarter of $0.7 million, representing a cash charge of $0.4 million relating to the repurchase premium and a non-cash charge of $0.3 million relating to the write-off of unamortized deferred debt financing costs.

Also during the third quarter of 2009, we issued a notice of partial redemption for $90.0 million principal amount of our senior subordinated notes at a cash redemption price of 106% of the principal amount of the notes being redeemed, plus accrued and unpaid interest on such amount, to, but excluding, the redemption date of November 2, 2009.  Upon completion of the redemption, $69.5 million principal amount of the senior subordinated notes will remain outstanding.  As a result of the foregoing, we have reclassified $90.0 million principal amount of our senior subordinated notes from long-term debt to current portion of long-term debt in the accompanying unaudited consolidated financial statements.

Pursuant to the terms of the indenture governing the senior subordinated notes, the partial redemption of the senior subordinated notes will result in an automatic separation of all of the EISs into the component shares of Class A common stock and senior subordinated notes.  The automatic separation is expected to occur on October 30, 2009.

The partial redemption of the senior subordinated notes is expected to result in a pre-tax charge in our fourth quarter of fiscal 2009 of $9.5 million, which represents a cash charge of $5.4 million relating to the call premium and a non-cash charge of $4.1 million relating to the write-off of unamortized deferred debt financing costs.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                               Fair Value Measurements

The FASB standard relating to fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value.

Financial assets and liabilities are measured using inputs from the three levels of the standard’s fair value hierarchy. The three levels are as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of October 3, 2009 and January 3, 2009, which is included in other liabilities in our consolidated balance sheet (dollars in thousands):

		Fair Value Measurements
	Description	Level 1	Level 2	Level 3
October 3, 2009	Interest rate swap	$—	$13,009	$—
January 3, 2009	Interest rate swap	$—	$13,117	$—

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of October 3, 2009 and January 3, 2009 are as follows (dollars in thousands):

	October 3, 2009		January 3, 2009
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
Senior Secured Term Loan due February 26, 2013	$130,000	$128,375	$130,000	$107,900
8% Senior Notes due October 1, 2011	240,000	241,800	240,000	207,600
12% Senior Subordinated Notes due October 30, 2016:
— represented by EISs	123,864	127,502	124,793	90,235
— held separately	35,677	36,725	41,007	29,651

(1)          Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                               Fair Value Measurements (Continued)

(2)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at October 3, 2009 was $7.36, based upon the $7.84 per share closing price of our separately traded Class A common stock and the $15.20 per EIS closing price of our EISs on the New York Stock Exchange on October 2, 2009 (the last business day of the third quarter of 2009).  Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

(3)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at January 3, 2009 was $5.17, based upon the $5.49 per share closing price of our separately traded Class A common stock and the $10.66 per EIS closing price of our EISs on the New York Stock Exchange on January 2, 2009 (the last business day of fiscal 2008).

Our term loan borrowings are subject to an interest rate swap discussed in notes 5 and 7.

(7)                               Disclosures about Derivative Instruments and Hedging Activities

We recognize all derivative instruments either as an asset or a liability in the balance sheet and to measure such instruments at fair value.  We do not engage in derivative instruments for trading purposes.

The following table presents the fair value and the location within our consolidated balance sheet of all assets and liabilities associated with derivative instruments not designated as hedging instruments (dollars in thousands):

Derivatives not		Asset	Liability
designated as hedging		Derivatives	Derivatives
instruments under FASB standards	Balance Sheet Location	Fair Value at October 3, 2009	Fair Value at October 3, 2009

Interest rate swap	Other liabilities	—	$13,009

See notes 5 and 6 for additional information regarding our interest rate swap.  We do not currently have any derivatives designated as hedging instruments under FASB standards.

The following tables present the impact of derivative instruments and their location within our consolidated statement of operations (dollars in thousands):

Derivatives not	Amount of (Gain) Loss Recognized in Income on Derivatives		Amount of (Gain) Loss Recognized in Income on Derivatives		Location of (Gain)
designated as hedging instruments under FASB standards	Thirteen Weeks Ended October 3, 2009		Thirty-nine Weeks Ended October 3, 2009		Loss Recognized in Income on Derivatives

Interest rate swap	$1,055	*	$1,162	*	Interest expense, net

*                 The amount included in net interest expense for the third quarter and first three quarters of 2009 consists of $631 unrealized loss and $108 unrealized gain on our interest rate swap, and $424 and $1,270 (pre-tax) reclassified to net interest expense from accumulated other comprehensive income, respectively.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)                               Stockholders’ Equity

Sale of Class A Common Stock.  In September 2009, we completed an underwritten public offering of 11,500,000 shares of our Class A common stock as a separately traded security at $8.00 per share.  The proceeds of the offering were $86.6 million, after deducting underwriting discounts and commissions and other transaction expenses.  The offering was made by means of a prospectus and the related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC.  The net proceeds of the offering, together with cash on hand, will be used to fund a partial redemption of $90.0 million principal amount of our senior subordinated notes.  See note 5 for a discussion of the partial redemption.

(9)                               Comprehensive Income

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

The components of comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net income	$4,161	$2,890	$16,103	$10,829
Other comprehensive income:
Foreign currency translation adjustments	270	(21)	193	(6)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	134	6	355	16
Cash flow hedge transaction, net of tax	—	(1,340)	—	(1,023)
Reclassification to interest expense, for interest rate swap, net of tax	263	—	788	—
Comprehensive income	$4,828	$1,535	$17,439	$9,816

(10)                        Pension Benefits

Net periodic costs for the third quarter and first three quarters of 2009 and 2008 include the following components (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost—benefits earned during the period	$411	$350	$1,249	$1,010
Interest cost on projected benefit obligation	461	389	1,323	1,109
Expected return on plan assets	(355)	(463)	(1,107)	(1,369)
Amortization of unrecognized prior service cost	11	11	33	33
Amortization of loss	205	(3)	539	(9)
Net pension cost	$733	$284	$2,037	$774

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)         Pension Benefits (Continued)

During the first three quarters of 2009, we made approximately $2.8 million in contributions to our defined benefit pension plans, $0.7 million of which were made during the third quarter.  We do not anticipate electing to make contributions to our defined benefit pension plans during the remainder of fiscal 2009.

(11)         Commitments and Contingencies

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the third quarter and first three quarters of 2009 or in fiscal 2008 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

Collective Bargaining Agreements.  Approximately 339 of our 724 employees, or 46.8%, as of October 3, 2009, were covered by collective bargaining agreements.  None of our collective bargaining agreements is scheduled to expire within one year.

Severance and Change of Control Agreements.  We have employment agreements with each of our six executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined) or as a result of the employees’ disability, or termination by us or a deemed termination upon a change of control (as defined).  Severance benefits include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

(12)         Earnings per Share

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)         Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our top ten customers accounted for approximately 50.1% and 46.3% of consolidated net sales for the first three quarters of 2009 and 2008, respectively.  Our top ten customers accounted for approximately 53.2% and 56.1% of our receivables as of October 3, 2009 and January 3, 2009, respectively.  Other than Wal-Mart, which accounted for 15.9% and 13.4% of our consolidated net sales for the first three quarters of 2009 and 2008, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2009 or 2008.  Other than C&S Wholesale Grocery and Wal-Mart, which accounted for 13.8% and 11.8% of our consolidated receivables, respectively, as of October 3, 2009, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of the first three quarters of 2009.  Other than C&S Wholesale Grocery and Wal-Mart, which accounted for 17.7% and 13.2% of our consolidated receivables, respectively, as of January 3, 2009, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of fiscal 2008.

During the third quarter and first three quarters of 2009 and 2008, our sales to foreign countries represented less than 1.0% of net sales.  Our foreign sales are primarily to customers in Canada.

(14)         Share-Based Compensation

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

During the third quarter and first three quarters of 2009, we recognized $1.5 million and $3.1 million, respectively, of compensation expense related to performance share LTIAs for the 2008 to 2009, 2008 to 2010 and 2009 to 2011 performance periods, which is reflected in general and administrative and sales, marketing and distribution expenses in our consolidated statements of operations.  As of October 3, 2009, there was $3.2 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 27 months.

The following table details the activity in our performance share LTIAs for the first three quarters of 2009:

	Target Number of Performance Shares (1)	Estimated Number of Performance Shares (1)	Weighted Average Grant Date Fair Value (per share)(2)

Beginning of year(3)	273,814	709,875	$7.25
Granted(4)	392,824	1,045,611	$1.88
Vested	—	—	—
Forfeited	—	—	—
End of first three quarters of 2009	666,638	1,755,486	$4.09

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)         Share-Based Compensation (Continued)

(1)   The target number of unvested performance shares is based on the participants earning their target number of performance shares at 100%.  The ultimate award, which we determine at the end of the applicable performance period, can range from zero to 300% of the target number of performance shares.  The estimated number of unvested performance shares is based upon the quarterly evaluation we completed at the end of the third quarter of 2009 of our company’s performance goals against the performance goals defined in the applicable award agreements.

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

(4)   Represents unvested 2009 to 2011 performance share LTIAs granted in the first three quarters of 2009.

Non-Employee Director Stock Grants.  Each of our non-employee directors receives an annual equity grant of approximately $35,000 of Class A Common Stock as part of his or her non-employee director compensation.  These shares fully vest when issued.  On June 1, 2009, 24,135 shares of Class A common stock in the aggregate were issued to the non-employee directors based upon the closing price of our Class A common stock on May 29, 2009 (the business day immediately prior to the date of grant) of $7.25 per share.  Share-based compensation expense of $0.2 million relating to the non-employee director grants is reflected in general and administrative expenses in our consolidated statements of operations for the first three quarters of 2009.

(15)         Stock and Debt Repurchase Plan

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

During the first two quarters of 2009 we repurchased and retired 403,500 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $5.76, or $2.3 million in the aggregate.  We did not repurchase any shares of Class A common stock during the third quarter of 2009.  During the third quarter of 2009, we repurchased $6.3 million principal amount of our senior subordinated notes for $6.6 million plus accrued and unpaid interest.  As of October 3, 2009, we had $13.5 million available for future repurchases of Class A common stock and/or senior notes under the stock and debt repurchase plan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes for the thirteen and thirty-nine weeks ended October 3, 2009 (third quarter of 2009 and first three quarters of 2009) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2009 (fiscal 2008) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 5, 2009 (which we refer to as our 2008 Annual Report on Form 10-K).

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

Our goal is to continue to increase sales, profitability and cash flows by enhancing our existing portfolio of branded shelf stable products and by capitalizing on our competitive strengths.  We intend to implement our growth strategy through the following initiatives: expanding our brand portfolio with acquisitions of complementary branded businesses, continuing to develop innovative new products and delivering them to market quickly, leveraging our multiple channel sales and distribution system and continuing to focus on higher growth customers and distribution channels.  Since 1996, we have successfully acquired and integrated 18 separate brands into our operations.

We are subject to a number of challenges that may adversely affect our businesses.  These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs:  We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers.  Raw materials, ingredients and packaging materials are subject to fluctuations in price attributable to a number of factors.  Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.  Although our commodity prices for wheat were lower in the first three quarters of 2009 than those incurred during the first three quarters of 2008, our commodity prices for beans and packaging were higher than those incurred during the first three quarters of 2008.

We purchase maple syrup primarily from Canada and Vermont.  In 2008, maple syrup production in Canada, which represents the great majority of global production, was significantly below industry needs due to growing global demand and one of the worst crop yields in nearly 40 years.  As a result, the price we paid for maple syrup increased significantly and we were faced with a shortfall in supply as compared to our needs, which had a negative impact on our sales volume of maple syrup products during fiscal 2008 that continued through the first two quarters of 2009.  The 2009 maple syrup crop yield is more consistent with historic levels.  This together with the granting of additional production quotas by the Federation of Québec Maple Syrup Producers has brought global supply more in line with global demand and is expected to reduce the price we will pay for maple syrup during the remainder of 2009 as compared to 2008.  In addition, unlike 2008, we have been able to purchase sufficient maple syrup in 2009 to meet our needs.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter of 2009 and 2008 and first three quarters of 2009 and 2008 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.8%	73.6%	69.4%	71.8%
Gross profit	29.2%	26.4%	30.6%	28.2%

Sales, marketing and distribution expenses	8.6%	9.3%	8.9%	9.8%
General and administrative expenses	2.3%	1.8%	2.2%	1.5%
Amortization expense—customer relationships	1.3%	1.4%	1.3%	1.4%
Operating income	17.0%	13.9%	18.2%	15.5%

Interest expense, net	11.0%	9.9%	10.9%	10.5%
Loss on extinguishment of debt	0.5%	—	0.2%	—
Income before income tax expense	5.5%	4.0%	7.1%	5.0%

Income tax expense	2.1%	1.5%	2.7%	1.9%
Net income	3.4%	2.5%	4.4%	3.1%

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

Net Interest Expense.  Net interest expense includes interest relating to our outstanding indebtedness and amortization of deferred debt financing costs, net of interest income and subsequent to our determination in September 2008, that our interest rate swap is no longer an effective hedge as defined by FASB standards, unrealized gains (losses) on the interest rate swap and the reclassification of amounts recorded in accumulated other comprehensive income (loss) related to the swap.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the third quarter and first three quarters of 2009 includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium and the write-off of deferred debt financing costs.

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

EBITDA is a measure used by management to measure operating performance.  We define EBITDA as net income before net interest expense (as defined above), income taxes, depreciation and amortization and loss on extinguishment of debt (as defined above). Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service debt and because covenants in our credit facility, our senior notes indenture and our senior subordinated notes indenture contain ratios based on this measure.  As a result, internal management reports used during monthly operating reviews feature the EBITDA metric. However, management uses this metric in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on this measure as its only measure of operating performance and liquidity.

EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure. EBITDA is not a complete net cash flow measure because EBITDA is a measure of liquidity that does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions, if any, and pay its income taxes and dividends. Rather, EBITDA is a potential indicator of an entity’s ability to fund these cash requirements. EBITDA is not a complete measure of an entity’s profitability because it does not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt and income taxes. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA can still be useful in evaluating our performance against our peer companies because management believes this measure provides users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of 2009 and 2008 along with the components of EBITDA follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(Dollars in thousands)
Net income	$4,161	$2,890	$16,103	$10,829
Income tax expense	2,611	1,792	9,900	6,647
Interest expense, net	13,570	11,562	39,996	37,041
Depreciation and amortization	3,677	3,887	10,847	11,420
Loss on extinguishment of debt(A)	674	—	674	—
EBITDA	24,693	20,131	77,520	65,937
Income tax expense	(2,611)	(1,792)	(9,900)	(6,647)
Interest expense, net	(13,570)	(11,562)	(39,996)	(37,041)
Deferred income taxes	3,348	2,042	9,295	6,087
Amortization of deferred debt financing costs	610	792	2,222	2,376
Unrealized loss (gain) on interest rate swap	631	(1,514)	(108)	(1,514)
Reclassification to interest expense, net for interest rate swap	424	76	1,270	76
Share-based compensation expense	1,471	152	3,273	510
Changes in assets and liabilities, net of effects of business combination	1,973	8,108	(9,275)	(1,258)
Net cash provided by operating activities	$16,969	$16,433	$34,301	$28,526

(A)  Loss on extinguishment of debt for the third quarter and first three quarters of 2009 includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium and the write-off of deferred debt financing costs.

Third quarter of 2009 compared to the third quarter of 2008.

Net Sales.  Net sales increased $7.4 million or 6.3% to $123.9 million for the third quarter of 2009 from $116.5 million for the third quarter of 2008.  Net sales for the third quarter of 2009 were negatively impacted by the poor maple syrup crop in Canada in 2008 that led to a global shortfall of pure maple syrup.  Net sales of our Maple Grove Farms pure maple syrup products decreased by $0.1 million, consisting of a sales price decline of $0.5 million, partially offset by unit volume increases of $0.4 million.  Excluding net sales of our pure maple syrup products, net sales for the third quarter of 2009 increased $7.5 million or 7.1%.  The $7.5 million increase was attributable to sales price and unit volume increases of $6.7 million and $0.8 million, respectively.

Net sales of our lines of Ortega, Cream of Wheat, Ac’cent, Las Palmas, Grandma’s and Joan of Arc products increased in the amounts of $6.0 million, $1.2 million, $0.9 million, $0.8 million, $0.7 million and $0.5 million or 24.3%, 7.9%, 22.3%, 12.5%, 29.5% and 18.4%, respectively.  These increases were offset by a reduction in net sales of Bloch & Guggenheimer, B&M, Emeril’s and private label pickles and peppers products of $1.2 million, $0.7 million, $0.7 million and $0.3 million or 12.6%, 13.9%, 13.9% and 27.1%.  In the aggregate, net sales for all other brands increased $0.3 million, or 0.8%.

Gross Profit.  Gross profit increased $5.5 million or 17.9% to $36.2 million for the third quarter of 2009 from $30.7 million for the third quarter of 2008.  Gross profit expressed as a percentage of net sales increased 2.8 percentage points to 29.2% in the third quarter of 2009 from 26.4% in the third quarter of 2008.  This increase in gross profit expressed as a percentage of net sales was primarily attributable to increased sales prices of $6.2 million and reduced wheat and maple syrup costs partially offset by increased costs for beans and packaging and an increase in our accrual for performance-based compensation of $0.4 million.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses decreased $0.1 million or 1.4% to $10.7 million for the third quarter of 2009 from $10.8 million for the third quarter of

2008.  This decrease is primarily due to a decrease in consumer marketing and trade spending of $0.7 million and selling expense of $0.5 million, offset by an increase in warehousing expense of $0.4 million and an increase in our accrual for performance-based compensation of $0.7 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 8.6% for the third quarter of 2009 from 9.3% for the third quarter of 2008.

General and Administrative Expenses.  General and administrative expenses increased $0.8 million or 42.0% to $2.9 million for the third quarter of 2009 from $2.1 million in the third quarter of 2008.  The increase in general and administrative expenses primarily resulted from an increase in our accrual for performance-based compensation of $1.5 million, partially offset by a decrease in professional fees, reduced head count and a decrease in other expenses.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships remained consistent at $1.6 million for the third quarter of 2009 as compared to the third quarter of 2008.

Operating Income.  As a result of the foregoing, operating income increased $4.8 million or 29.4% to $21.0 million for the third quarter of 2009 from $16.2 million for the third quarter of 2008.  Operating income expressed as a percentage of net sales increased to 17.0% in the third quarter of 2009 from 13.9% in the third quarter of 2008.

Net Interest Expense.  Net interest expense increased $2.0 million or 17.4% to $13.6 million for the third quarter of 2009 from $11.6 million in the third quarter of 2008.  Net interest expense in the third quarter of 2009 includes a $0.6 million charge relating to an unrealized loss on our interest rate swap, and a reclassification of $0.4 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap.  Net interest expense for the third quarter of 2009 also reflects a reduction in interest income primarily due to lower interest rates.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the third quarter includes $0.7 million of costs relating to our repurchase of senior subordinated notes during the third quarter, including $0.4 million for the payment of a repurchase premium and a non-cash charge of $0.3 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased.  During the third quarter of 2008 we did not extinguish any debt.

Income Tax Expense.  Income tax expense increased $0.8 million to $2.6 million for the third quarter of 2009 from $1.8 million for the third quarter of 2008.  Our effective tax rate was 37.9% for the third quarter of 2009 and 2008.  In the third quarter of 2009 and 2008, we recorded a true-up for year-end tax provisions, which, for each period, was less than $0.1 million.

First three quarters of 2009 compared to first three quarters of 2008.

Net Sales.  Net sales increased $13.4 million or 3.8% to $365.4 million for the first three quarters of 2009 from $352.0 million for the first three quarters of 2008.  Net sales for the first three quarters of 2009 were negatively impacted by the poor maple syrup crop in Canada in 2008 that led to a global shortfall of pure maple syrup.  Net sales of our Maple Grove Farms pure maple syrup products decreased by $2.8 million, consisting of a unit volume decline of $4.1 million, partially offset by sales price increases of $1.3 million.  Excluding net sales of our pure maple syrup products, net sales for the first three quarters of 2009 increased $16.2 million or 5.1%.  The $16.2 million increase was attributable to sales price increases of $21.8 million partially offset by a decrease in unit volume of $5.6 million.

Net sales of our lines of Ortega, Las Palmas, Ac’cent, Joan of Arc, B&M and Grandma’s products increased in the amounts of $12.8 million, $1.8 million, $1.5 million, $1.3 million, $0.8 million and $0.6 million or 16.9%, 9.2%, 12.3%, 18.2%, 4.2% and 10.1%, respectively.  These increases were offset by a reduction in net sales of our Bloch & Guggenheimer, private label pickles and peppers, and Cream of Wheat products of $1.8 million, $1.0 million and $0.6 million or 6.6%, 29.0% and 1.4%.  In the aggregate, net sales for all other brands increased $0.8 million, or 0.8%.

Gross Profit.  Gross profit increased $12.6 million or 12.7% to $111.8 million for the first three quarters of 2009 from $99.2 million for the first three quarters of 2008.  Gross profit expressed as a percentage of net sales increased 2.4 percentage points to 30.6% in the first three quarters of 2009 from 28.2% in the first three quarters of 2008.  The increase in gross profit expressed as percentage of net sales was primarily attributable to increased sales prices of $23.2 million and reduced wheat and maple syrup costs offset by increased costs for beans and packaging and an increase in our accrual for performance-based compensation of $0.9 million.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses decreased $2.0 million or 5.8% to $32.6 million for the first three quarters of 2009 from $34.6 million for the first three quarters of 2008.  The decrease is primarily due to a decrease in consumer marketing and trade spending of $2.9 million and selling expense of $0.9 million, offset by an increase in our accrual for performance-based compensation of $1.2 million and an increase in warehousing expenses of $0.6 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 8.9% for the first three quarters of 2009 from 9.8% for the first three quarters of 2008.

General and Administrative Expenses.  General and administrative expenses increased $2.5 million or 46.1% to $7.8 million for the first three quarters of 2009 from $5.3 million in the first three quarters of 2008.  The increase in general and administrative expenses primarily resulted from an increase in our accrual for performance-based compensation of $3.2 million offset by a decrease in professional fees, reduced head count and a decrease in other expenses.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships remained consistent at $4.8 million for the first three quarters of 2009 as compared to the first three quarters of 2008.

Operating Income.  As a result of the foregoing, operating income increased $12.2 million or 22.3% to $66.7 million for the first three quarters of 2009 from $54.5 million for the first three quarters of 2008.  Operating income expressed as a percentage of net sales increased to 18.2% in the first three quarters of 2009 from 15.5% in the first three quarters of 2008.

Net Interest Expense.  Net interest expense increased $3.0 million or 8.0% to $40.0 million for the first three quarters of 2009 from $37.0 million in the first three quarters of 2008.  Net interest expense in the first three quarters of 2009 included a $0.1 million benefit relating to an unrealized gain on our interest rate swap, partially offset by a reclassification of $1.3 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap.  Net interest expense for the first three quarters of 2009 also reflects a reduction in interest income primarily due to lower interest rates.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first three quarters of 2009 includes $0.7 million of costs relating to our repurchase of senior subordinated notes during the third quarter, including $0.4 million for the payment of a repurchase premium and a non-cash charge of $0.3 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased.  During the first three quarters of 2008 we did not extinguish any debt.

Income Tax Expense.  Income tax expense increased $3.3 million to $9.9 million for the first three quarters of 2009 from $6.6 million for the first three quarters of 2008.  Our effective tax rate was 37.9% for the first three quarters of 2009 and 2008.  In the first three quarters of 2009 and 2008, we recorded a true-up for year-end tax provisions, which, for each period, was less than $0.1 million.

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

Cash Flows.  Cash provided by operating activities increased $5.8 million to $34.3 million for the first three quarters of 2009 from $28.5 million for the first three quarters of 2008.  Net income, excluding non-cash items such as depreciation and amortization, amortization of deferred debt financing costs, deferred income taxes, unrealized gain on our interest rate swap, a reclassification to net interest expense, a loss on extinguishment of debt and share-based compensation, increased by $13.8 million.  This increase was offset by an increase in net changes in assets and liabilities of $8.0 million due in large part to an increase in working capital primarily attributable to an increase in maple syrup inventory offset by an increase in accounts payable.

Net cash used in investing activities for the first three quarters of 2009 decreased $1.9 million to $7.9 million from $9.8 million for the first three quarters of 2008.  Net cash used in investing activities for the first three quarters of 2009 and 2008 consisted entirely of capital spending.  Capital expenditures in the first three quarters of 2009 and 2008 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.  Capital expenditures for the first three quarters of 2008 also included expenditures for the expansion of our Stoughton, Wisconsin facility and the transfer of a portion of the Cream of Wheat production to that facility.  That project was completed during fiscal 2008 and is the primary reason that capital spending decreased in the first three quarters of 2009 as compared to the first three quarters of 2008.

Net cash provided by financing activities for the first three quarters of 2009 was $58.6 million as compared to net cash used in financing activities of $23.4 million for the first three quarters of 2008.  The primary reason for the increase in net cash provided by financing activities for the first three quarters of 2009 as compared to the first three quarters of 2008 was our public offering of Class A common stock completed during the third quarter of 2009, which resulted in net proceeds of $86.6 million, after deducting underwriting discounts and commissions and other transaction expenses, and a reduction in dividend payments of $5.0 million due to a reduction in our dividend rate from $0.848 per share per annum to $0.68 per share per annum, partially offset by our repurchase of $6.3 million principal amount of our senior subordinated notes for $6.6 million plus accrued and unpaid interest and our repurchase of Class A common stock for $2.3 million.  Net cash used in financing activities for the first three quarters of 2008 was entirely for the payment of dividends to holders of our Class A common stock.

During the third quarter of 2009, we issued a notice of partial redemption for $90.0 million principal amount of our senior subordinated notes at a cash redemption price of 106% of the principal amount of the notes being redeemed, plus accrued and unpaid interest on such amount, to, but excluding, the redemption date of November 2, 2009.  We will use the net proceeds of the Class A common stock offering plus cash on hand to fund the partial redemption.

Based on a number of factors, including our trademark, goodwill and customer relationship intangibles amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2008 and 2007 as compared to our tax expense for financial reporting purposes.  While we expect our cash taxes to continue to increase in fiscal 2009 and fiscal 2010 as compared to the prior two years, we believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and customer relationship intangibles for the taxable years 2009 through 2022.

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

For the first three quarters of 2009 and 2008, we had cash flows provided by operating activities of $34.3 million and $28.5 million, and distributed $18.4 million and $23.4 million, respectively, as dividends.  At our current intended dividend rate of $0.17 per share per quarter, the additional 11.5 million shares of Class A commons stock that we issued in the underwritten public offering we completed in the third quarter of 2009, are expected to increase our aggregate dividend payments for fiscal 2010 by $7.8 million.  However, by using the net proceeds of the offering to redeem $90.0 million principal amount of our senior subordinated notes during the fourth quarter of 2009, our payment of dividends on the additional 11.5 million shares outstanding will not have an adverse impact on our liquidity as the increased aggregate dividend payments will be offset by the after-tax effect of the reduction in interest payments relating to the senior subordinated notes.

Nevertheless, if our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture, our senior subordinated notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Environmental and Health and Safety Costs

We have not made any material expenditures during the first three quarters of 2009 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt

Senior Secured Credit Facility.  During the third quarter of 2009, Credit Suisse replaced Lehman Commercial Paper Inc. (Lehman CPI) as the administrative agent under our credit facility.  Also during the third quarter of 2009, the credit facility was amended to, among other things, extend the maturity date for the undrawn revolving credit facility from January 2011 to February 2013.  As amended, our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013, provided, however, that if we do not repay, redeem or refinance our senior notes prior to April 1, 2011, the revolving credit facility and the outstanding term loan borrowings will become immediately due and payable on April 1, 2011.  The following discussion of the credit facility describes the credit facility as amended through the date of issuance of the accompanying unaudited consolidated financial statements.

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%.  We pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  Interest under the term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of October 3, 2009, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

On September 15, 2008, Lehman CPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Following that date, we no longer believed that Lehman CPI would honor its $3.1 million funding commitment under the revolving credit facility if we were to make a funding request.  Therefore, when Lehman CPI’s commitment was assumed by other lenders during the third quarter of 2009, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit increased by $3.1 million.  At October 3, 2009, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings through the life of the term loan, ending on February 26, 2013.  The counterparty to the swap is Lehman Special Financing Inc. (Lehman SFI) and the counterparty’s guarantor is Lehman Brothers Holdings Inc.  On September 15, 2008, (Lehman) filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Lehman SFI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008.

We initially designated the swap as a cash flow hedge.  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge.  Accordingly, subsequent to that determination, we record changes in the swap’s fair value in current earnings in net interest expense in our consolidated statements of operations.  We obtain third-party verification of fair value at the end of each reporting period.  As of October 3, 2009, the fair value of our interest rate swap was an unrealized loss of $13.0 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the third quarter and first three quarters of 2009 includes a charge of $0.6 million and a benefit of $0.1 million, respectively, relating to the unrealized gain on our interest rate swap and a reclassification of $0.4 million and $1.3 million, respectively, of the amount recorded in accumulated other comprehensive income (loss) related to the swap.  During the remainder of fiscal 2009, we expect to reclassify to net interest expense $0.4 million of the amount recorded in accumulated other comprehensive income (loss).

12% Senior Subordinated Notes due 2016.  In October 2004, we issued $165.8 million aggregate principal amount of 12% senior subordinated notes due 2016, $143.0 million of which in the form of EISs and $22.8 million separate from EISs.  As of October 3, 2009, there was $159.5 million aggregate principal amount of senior subordinated notes outstanding, $123.8 million aggregate principal amount was held in the form of EISs and $35.7 million aggregate principal amount of senior subordinated notes was held separate from EISs.

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

We may, from time to time, seek to retire senior subordinated notes through cash repurchases of EISs or separate senior subordinated notes and/or exchanges of EISs or separate senior subordinated notes for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  During the third quarter of 2009, we repurchased in a privately negotiated transaction $6.3 million principal amount of the senior subordinated notes for $6.6 million plus accrued and unpaid interest.

In addition, beginning October 30, 2009, we may redeem for cash all or part of the senior subordinated notes at a redemption price of 106% and thereafter at prices declining annually to 100% on or after October 30, 2012.

During the third quarter of 2009, we issued a notice of partial redemption for $90.0 million principal amount of the senior subordinated notes at a cash redemption price of 106% of the principal amount of the notes being redeemed, plus accrued and unpaid interest on such amount, to, but excluding, the redemption date of November 2, 2009.  Upon completion of the redemption, $69.5 million principal amount of the senior subordinated notes will remain outstanding.

Pursuant to the terms of the indenture governing the senior subordinated notes, the partial redemption of the senior subordinated notes will result in an automatic separation of all of the EISs on the redemption date into the component shares of Class A common stock and senior subordinated notes.

The partial redemption of the senior subordinated notes is expected to result in a pre-tax charge in our fourth quarter of fiscal 2009 of $9.5 million, which represents a cash charge of $5.4 million relating to the call premium and a non-cash charge of $4.1 million relating to the write-off of unamortized deferred debt financing costs.

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

Our senior subordinated notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of October 3, 2009, we were in compliance with all of the covenants in the senior subordinated notes indenture.

8% Senior Notes due 2011.  In October 2004, we issued $240.0 million aggregate principal amount of 8% senior notes due 2011.  Interest on the senior notes is payable on April 1 and October 1 of each year.  The senior notes will mature on October 1, 2011, unless earlier retired or redeemed as described below.

We may redeem some or all of the senior notes at a redemption price of 102% through September 30, 2010, and at a redemption price of 100% on or after October 1, 2010.  If we or any of the guarantors sell certain assets or experience specific kinds of changes in control, we must offer to purchase the senior notes at the prices as described in our senior notes indenture plus accrued and unpaid interest to the date of redemption.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sales of assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of October 3, 2009, we were in compliance with all of the covenants in the senior notes indenture.

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

During the first three quarters of 2009, we repurchased and retired 403,500 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $5.76, or $2.3 million in the aggregate.  During the third quarter of 2009, we repurchased $6.3 million principal amount of senior subordinated notes, which resulted in a pre-tax charge in our third quarter of $0.7 million, representing a cash charge of $0.4 million relating to the repurchase premium and a non-cash charge of $0.3 million relating to the write-off of unamortized deferred debt financing costs.  As of October 3, 2009, we had $13.5 million available for future repurchases of Class A common stock and/or senior notes under the stock and debt repurchase plan.

Future Capital Needs

We are highly leveraged.  On October 3, 2009, our total long-term debt and stockholders’ equity was $529.5 million and $229.4 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, and pay our anticipated dividends on our Class A common stock.  We expect to make capital expenditures of approximately $11.0 million in the aggregate during fiscal 2009, $7.9 million of which have already been made during the first three quarters, and approximately $11.0 million in the aggregate during fiscal 2010.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification, which is effective as of our third quarter of fiscal 2009, supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  The adoption of this standard did not have any impact on our results of operations or financial position.

In September 2006, the FASB issued a new standard relating to fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard was effective as of the beginning of our fiscal 2008, with the exception of certain provisions deferred until the beginning of our fiscal 2009.  In February 2008, the FASB delayed the effective date of the standard for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2009.  We adopted the standard effective at the beginning of our fiscal 2008 for financial assets and financial liabilities, which did not have a material impact on our results of operations or financial position.  We adopted the standard effective at the beginning of our fiscal 2009 for non-financial assets and non-financial liabilities, which did not have a material impact on our results of operations or financial position.

In December 2007, the FASB issued new standards relating to business combinations and noncontrolling interests in consolidated financial statements.  The standard relating to business combinations requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The noncontrolling interest standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  These standards were effective as of the beginning of our fiscal 2009.  The business combinations standard will be applied prospectively, and any effects will depend on future acquisitions.  The standard relating to noncontrolling interests in consolidated financial statements requires retroactive adoption.  We currently do not have any noncontrolling interests in subsidiaries.

In March 2008, the FASB issued a standard that amended existing standards about derivative instruments and hedging activities to require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The amendments were effective as of the beginning of our fiscal 2009.  Since the amendments require enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of the standard did not have any effect on our results of operations or financial position.  See notes 6 and 7 for the required disclosures about our derivative instruments and hedging activities.

In April 2008, the FASB issued a standard relating to how companies should determine the useful life of intangible assets.  The standard requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors.  We adopted this standard effective at the beginning of our fiscal 2009, which did not have a material impact on our results of operations or financial position.

In December 2008, the FASB issued a standard relating to an employer’s disclosure about postretirement benefit plan assets.  The standard requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans.  The standard will be effective as of the end of our fiscal 2009.  Since this requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of the standard will not have a material impact on our results of operations or financial position.

In May 2009, the FASB established a general standard of accounting for, and requiring disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The standard was effective beginning with our second quarter of fiscal 2009.  The adoption of the standard did not have a material effect on our on our results of operations or financial position.

Off-balance Sheet Arrangements

As of October 3, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first three quarters of 2009, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in our 2008 Annual Report on Form 10-K, except as follows:

•                  During the first quarter of 2009, we entered into a new warehouse lease that will require us to make additional rent payments of approximately $11.5 million in the aggregate over the course of the lease, which expires in 2016.  These additional rent payments are being partially offset by a reduction in rent payments relating to a warehouse lease that we let expire pursuant to its terms;

•                  Our expected contributions to our defined benefit pension plans for fiscal 2009 have increased from $1.2 million to $2.8 million because, although not obligated to do so, we made $1.6 million of voluntary contributions to our defined benefit plans during the first three quarters of 2009.  We do not expect to make additional voluntary contributions during the remainder of fiscal 2009; and

•                  As discussed elsewhere in this report, during the third quarter of 2009, we issued a notice of partial redemption for $90.0 million principal amount of our senior subordinated notes at a cash redemption price of 106% of the principal amount of the notes being redeemed, plus accrued and unpaid interest on such amount, to, but excluding, the redemption date of November 2, 2009.  In addition, during the third quarter of 2009, we repurchased in a privately negotiated transaction $6.3 million principal amount of senior subordinated notes for $6.6 million plus accrued and unpaid interest.  As a result of the partial redemption during the fourth quarter of 2009 and the repurchase of senior subordinates notes during the third quarter of 2009, our interest payment commitments for 2010 through October 2016 will be reduced by $11.6 million per year on an annualized basis.

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

•                  other factors that affect the food industry generally, including:

•             recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The revolving credit facility was undrawn at October 3, 2009, and we currently have no plans to draw upon the facility for the foreseeable future.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million at October 3, 2009.

We have outstanding $130.0 million of term loan borrowings at October 3, 2009 and January 3, 2009.  The term loan borrowings are fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007 with an affiliate of Lehman.  See the discussion of the interest rate swap and the Lehman bankruptcy filing above under the heading “Liquidity and Capital Resources-Debt-Senior Secured Credit Facility” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of October 3, 2009 and January 3, 2009 are as follows (dollars in thousands):

	October 3, 2009		January 3, 2009
	Carrying Value	Fair Value(1)(2)	Carrying Value	Fair Value(1)(3)
Senior Secured Term Loan due February 26, 2013	$130,000	$128,375	$130,000	$107,900
8% Senior Notes due October 1, 2011	240,000	241,800	240,000	207,600
12% Senior Subordinated Notes due October 30, 2016:
— represented by EISs	123,864	127,502	124,793	90,235
— held separately	35,677	36,725	41,007	29,651

(1)          Fair values are estimated based on quoted market prices, except as otherwise noted in footnotes (2) and (3) below.

(2)          Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at October 3, 2009 was $7.36, based upon the $7.84 per share closing price of our separately traded Class A common stock and the $15.20 per EIS closing price of our EISs on the New York Stock Exchange on October 2, 2009 (the last business day of the third quarter of 2009).  Each EIS represents one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

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

Following the partial redemption of the senior subordinated notes and the automatic separation of the EISs, the limited liquidity of the trading market for the senior subordinated notes may adversely affect the trading price of the senior subordinated notes and/or require that investors hold the notes until maturity or an earlier redemption, if any.

Pursuant to the terms of the indenture, the partial redemption of the senior subordinated notes by B&G Foods will result in an automatic separation (or “splitting”) of all of the EISs on October 30, 2009.  As a result, the last day of trading of the EISs on the New York Stock Exchange under the symbol “BGF” was October 26, 2009.  When the market opened on October 27, 2009, those shares of Class A common stock represented by the EISs, began trading on the New York Stock Exchange under the symbol “BGS,” together with all other outstanding shares of the Company’s Class A common stock.  The remaining senior subordinated notes that are not redeemed, whether previously represented by EISs or held separately, will not be listed on an exchange and we do not intend to create or sustain a market for such notes following the redemption date.  Thus, the extent of any market for the remaining senior subordinated notes will depend upon, among other things, the principal amount of the senior subordinated notes that remain outstanding after the redemption date, the number of holders remaining at such time and the interest in maintaining a market in the senior subordinated notes on the part of securities firms. The limited liquidity may adversely affect the trading price of the senior subordinated notes and/or require that investors hold their senior subordinated notes until maturity or an earlier redemption, if any, by B&G Foods.

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

Dated: October 27, 2009	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)