Form 10-K
period 2010-01-02
B&G Foods, Inc.
filed 2010-03-01
CIK 1278027

As filed with the Securities and Exchange Commission on March 1, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 2, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

          The aggregate market value of the registrant's outstanding shares of Class A Common Stock (including those held as part of Enhanced Income Securities (EISs)) held by non-affiliates of the registrant as of July 2, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $280,108,547.36. Solely for purposes of this calculation, each outstanding share of Class A Common Stock (including those held as part of an EIS) was assigned a value equal to the $7.96 per share closing price on July 2, 2009 of the separately traded Class A Common Stock, as quoted on the New York Stock Exchange. In determining the aggregate market value of the registrant's Class A Common Stock held by non-affiliates, shares of Class A Common Stock beneficially owned by directors, officers and holders of more than 10% of the registrant's outstanding shares of Class A Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 28, 2010, the registrant had 47,367,292 shares of Class A common stock, par value $0.01 per share issued and outstanding, all of which were held as Class A common stock. As of February 28, 2010, the registrant had no shares of Class B common stock, par value $0.01 per share, issued or outstanding. Each EIS represented one share of Class A common stock and $7.15 principal amount of senior subordinated notes due 2016. On October 30, 2009, all EISs separated into their component shares of Class A common stock and senior subordinated notes. As a result, the registrant no longer has any EISs outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Selected designated portions of the registrant's definitive proxy statement to be filed on or before May 3, 2010 in connection with the registrant's 2010 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

 B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 2, 2010

PART I

Item 1.    Business.

Overview

        The terms "B&G Foods," "our," "we" and "us," as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended December 31, 2005, December 30, 2006, December 29, 2007, January 3, 2009 and January 2, 2010 as "fiscal 2005," "fiscal 2006," "fiscal 2007," "fiscal 2008,"and "fiscal 2009" respectively.

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

History

        B&G Foods, including our subsidiaries and predecessors, has been in business for over 120 years. We were incorporated in Delaware on November 25, 1996 under the name B Companies Holdings Corp. On August 11, 1997, we changed our name to B&G Foods Holdings Corp. On October 14, 2004, B&G Foods, Inc., then our wholly owned subsidiary, was merged with and into us and we were renamed B&G Foods, Inc.

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

Products and Markets

        The following is a brief description of our brands and product lines:

        The Ortega brand has been in existence since 1897 and its products span the shelf-stable Mexican food segment including taco shells, tortillas, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products. We continue to expand our product offerings, with new products such as the Ortega whole grain corn taco shells and Ortega reduced sodium taco seasoning.

        The Maple Grove Farms of Vermont brand, which originated in 1915, is a leading brand of pure maple syrup in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, sugar free syrups, marinades, fruit syrups, confections, pancake mixes and organic products.

        The Cream of Wheat brand was introduced in 1893 and is among the leading brands and one of the most trusted and widely recognized brands of hot cereals sold in the United States. Cream of Wheat is available in original 10-minute, 2 1/2 minute and one-minute versions, and also in instant packets of original and other flavors, including Cinnamon Swirl and Maple Brown Sugar. We also offer Cream of Rice, a rice-based hot cereal. Since acquiring Cream of Wheat in 2007, we have introduced a whole grain version of original Cream of Wheat, which provides consumers with a good source of fiber. Most recently during 2009, we introduced a "Healthy Grain" version of instant Cream of Wheat, which provides consumers with an excellent source of fiber and a good source of protein.

        The Polaner brand was introduced in 1880 and is comprised of a broad array of fruit-based spreads as well as jarred wet spices such as chopped garlic and oregano. Polaner All Fruit is a leading national brand of fruit-juice sweetened fruit spread. The spreads are available in more than a dozen flavors. Polaner Sugar Free preserves are the second leading brand of sugar free preserves nationally; we recently modified these products to include fiber.

        The Bloch & Guggenheimer (B&G) brand originated in 1889, and its pickle, pepper/pimentos and relish products are a leading brand in the New York metropolitan area. This line consists of shelf-stable pickles, peppers, relishes, olives and other related specialty items.

        The Las Palmas brand originated in 1922 and primarily includes authentic Mexican enchilada sauce, chili sauce and various pepper products.

        The B&M brand was introduced in 1927 and is the original brand of brick-oven baked beans and remains one of the very few authentic baked beans. The B&M line includes a variety of baked beans and brown bread. The B&M brand currently has a leading market share in the New England region. We have recently added a Grandma's flavor to the brand which has a sweeter, more robust molasses flavor.

        The Underwood brand's "Underwood Devil" logo, which was registered in 1870, is believed to be the oldest registered trademark still in use for a prepackaged food product in the United States. Underwood meat spreads, which were introduced in the late 1860s, include deviled ham, white-meat chicken, white-meat turkey, roast beef and liverwurst.

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

Processed Food Industry

        The processed food industry is one of the United States' largest industries. It is characterized by relatively stable sales growth, based largely on price and population increases. As costs have increased in recent years, price has gained significance as a factor in sales growth. As large food companies with a presence in a variety of branded product categories seek tighter focus within their businesses, they have shed brands or an entire presence in non-core categories. They have also sold smaller brands to increase focus on the larger brands within their portfolios.

        In the past decade, the retail side of the food industry has seen a still on-going shift of sales to alternate food outlets such as supercenters, warehouse clubs, dollar stores and drug stores. This shift has caused consolidation of traditional grocery chains into larger entities, often spanning the country under varying banner names. Consolidation has increased the importance of having a leading number one or two brand within a category, be that position national or regional. A broad sales and distribution infrastructure has also become critical for food companies, allowing them to reach all outlets selling food to consumers and expanding their growth opportunities.

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

        Sales.    Our sales organization is aligned by distribution channels and consists of regional sales managers, key account managers and sales persons. Regional sales managers sell our products nationwide through national and regional food brokers, with separate organizations focusing on food service, grocery chain accounts and special markets. Our sales managers coordinate our broker sales efforts, make key account calls with buyers or distributors and supervise broker retail coverage of the products at the store level.

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

Customers

        Our top ten customers accounted for approximately 50.5% of our net sales and 52.7% of our receivables for fiscal 2009. Other than Wal-Mart, which accounted for 16.0% of our fiscal 2009 net sales, no single customer accounted for 10.0% or more of our fiscal 2009 net sales. Other than Wal-Mart and C&S Wholesale Grocery, which accounted for 12.5% and 11.1% of our fiscal 2009 receivables, respectively, no single customer accounted for more than 10.0% of our receivables as of fiscal 2009. During each of the last three fiscal years our net sales to foreign countries represented less than 1.0% of our total net sales. Our foreign sales are primarily to customers in Canada.

Seasonality

        Sales of a number of our products tend to be seasonal. In the aggregate, however, our sales are not heavily weighted to any particular quarter due to the diversity of our product and brand portfolio.

        We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers and other related specialty items during the months of July through October, and we purchase substantially all of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

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

        Ortega products compete primarily with the Old El Paso® and Taco Bell® brands. Cream of Wheat products compete primarily with the Quaker® hot cereal brand. Our most significant competitors for our pickle and pepper products are Vlasic® and Mt. Olive® branded products. Smucker's® is the main competitor for our fruit spread products marketed under the Polaner label. Our Maple Grove Farms of Vermont pure maple syrup competes directly with the SpringTree® brand in the pure maple syrup category. Our B&M and Joan of Arc products compete primarily with Bush's® brand products. Our Vermont Maid syrup products have a number of competitors in the general pancake syrup market, including Aunt Jemima®, Mrs. Butterworth's® and Log Cabin®.

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

Raw Materials

        We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers located in U.S. and foreign locations. Our principal raw materials include maple syrup, wheat, beans, fruits, peppers, cucumbers, meat, poultry and corn sweeteners. We purchase our agricultural raw materials in bulk or pursuant to short-term supply contracts. We purchase most of our agricultural products between April 1 and October 31. We also use packaging materials, particularly glass jars, cans and plastic containers. The profitability of our business relies in substantial part on the prices we and our co-packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, currency exchange rates, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions, the effect of insects, plant diseases and fungi, and glass, metal and plastic prices.

        Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. Although our commodity prices for wheat were lower in fiscal 2009 than those incurred in fiscal 2008, our commodity prices for beans and packaging were higher in fiscal 2009 than those incurred during fiscal 2008. In addition, despite some limited relief in 2009, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and by raising sales prices. However, we and our co-packers are still exposed to potential increases in raw material, ingredient, packaging and distribution costs and we cannot assure you that any cost saving measures or sales price increases by us will offset cost increases. To the extent we are unable to offset any cost increases with sales price increases or other cost saving measures, our financial condition, results of operations and liquidity will be significantly impacted.

Production

        Manufacturing.    We operate five manufacturing facilities for our products. See Item 2, "Properties" for a listing of our manufacturing facilities.

        Co-Packing Arrangements.    In addition to our own manufacturing facilities, we source a significant portion of our products under "co-packing" agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce Regina and Joan of Arc brand products and certain B&G, Cream of Wheat, Emeril's, Las Palmas and Ortega brand products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products, although we may experience short-term disturbances in our operations if we are required to change our co-packing arrangements.

Trademarks and Licensing Agreements

        As of February 18, 2010 we own 106 trademarks that are registered in the United States, 29 trademarks that are registered with certain U.S. states and Puerto Rico, and 360 trademarks that are registered in foreign countries. In addition, we have 10 trademark applications pending in the United States and foreign countries. Examples of our trademarks and registered trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Brer Rabbit, Cozy Cottage, Cream of Rice, Cream of Wheat, Grandma's, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Ortega, Polaner, Regina, Sa-són, Trappey's, Underwood, Vermont Maid and Wright's. We consider our trademarks to be of special significance in our business. We are not aware of any circumstances that would negatively impact our trademarks. Our credit facility is secured by substantially all of our assets (other than our real property), including our rights to our intellectual property.

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

        The license agreement has been extended through May 2010 and is subject to extension and renewal at our option for additional one-year periods if we meet specified annual net sales results. We expect that we will meet the specified annual net sales results required in order to renew the agreement through May 2011. Under the license agreement, we are, among other things, obligated to introduce and market new products in each year of the license agreement and to pay the licensor royalties based on annual net sales of our Emeril's brand products. The license agreement may be terminated by the licensor if we are in breach or default of any of our material obligations thereunder. We have also agreed to indemnify the licensor with respect to claims under the license agreement, including claims relating to any alleged unauthorized use of any mark, personality or recipe by us in connection with the products in the Emeril's line of products.

        In February 2008, Martha Stewart Living Omnimedia, Inc. (MSLO) announced that it was acquiring certain assets related to the business of Emeril Lagasse. In connection with the closing of that transaction and with our consent, EFLP assigned its rights under the license agreement to a subsidiary of MSLO.

Employees and Labor Relations

        As of January 2, 2010, our workforce consisted of 731 employees. Of that total, 581 employees were engaged in manufacturing, 41 were engaged in marketing and sales, 83 were engaged in distribution and 26 were engaged in administration. Approximately 346 of our 731 employees, as of January 2, 2010, were covered by collective bargaining agreements. Approximately 56 of our employees at our Roseland, New Jersey facility were covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863), scheduled to expire on March 31, 2014. Approximately 140 of our employees at our Portland and Biddeford, Maine facilities were covered by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334), scheduled to expire on April 28, 2012. Approximately 150 of our employees at our Stoughton, Wisconsin facility were covered by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695), scheduled to expire on March 31, 2011. In general, we consider our employee and union relations to be good.

Government Regulation

        As a manufacturer and marketer of food products, our operations are subject to extensive regulation by the United States Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), the United States Department of Labor and other federal, state and local authorities regarding the processing, packaging, storage, distribution and labeling of our products and the health and safety of our employees. Our processing facilities and products are subject to periodic inspection by federal, state and local authorities. In addition, our meat processing operation in Portland, Maine is subject to daily inspection by the USDA.

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

        We make available, free of charge, through the investor relations section of our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, filed with or furnished to the SEC as soon as reasonably practicable after they are filed with the SEC. The address for the investor relations section of our web site is http://ir.bgfoods.com.

        The full text of the charters for each of the audit, compensation and nominating and governance committees of our board of directors as well as our Code of Business Conduct and Ethics is available at the investor relations section of our web site, http://ir.bgfoods.com. Our Code of Business Conduct and Ethics applies to all of our employees, officers and directors, including our chief executive officer and our chief financial officer and principal accounting officer. We intend to disclose any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our chief executive officer or chief financial officer and principal accounting officer in the investor relations section of our web site.

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

        Our largest customer, Wal-Mart, accounted for 16.0% of our fiscal 2009 net sales, and our ten largest customers together accounted for approximately 50.5% of our fiscal 2009 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

        We purchase agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Although our commodity prices for wheat were lower in fiscal 2009 than those incurred in fiscal 2008, our commodity prices for beans and packaging were higher in fiscal 2009 than those incurred during fiscal 2008. In addition, despite some limited relief in 2009, the cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have risen significantly in recent years. We manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and by raising sales prices. However, we and our co-packers are still exposed to potential increases in raw material, ingredient, packaging and distribution costs and we cannot assure you that any cost saving measures or sales price increases by us will offset cost increases. To the extent we are unable to offset any cost increases with sales price increases or other cost savings measures, our financial condition, results of operations and liquidity will be significantly impacted.

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

We may have difficulties integrating future acquisitions or identifying new acquisitions.

        Part of our strategy has been to grow through acquisition. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from future acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. In addition, any acquired product lines or businesses may require a greater amount of trade, promotional and capital spending than we anticipate. Historically, we have grown net sales for some but not all of the brands we have acquired. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management's attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses we acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We have substantial indebtedness, which could restrict our ability to pay dividends with respect to shares of our Class A common stock; restrict our ability to pay interest on our senior subordinated notes and our senior notes; and impact our financing options and liquidity position.

        At February 28, 2010, we had total long-term indebtedness of $480.0 million, including $130 million principal amount of senior secured indebtedness and $350.0 million of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit facility and the first supplemental indenture relating to our senior notes (which we refer to as the senior notes indenture) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

  •
  a number of restricted payments, including investments;

  •
  specified sales of assets;

  •
  specified transactions with affiliates;

  •
  the creation of certain types of liens;

  •
  consolidations, mergers and transfers of all or substantially all of our assets; and

  •
  entry into certain sale and leaseback transactions.

        Our credit facility requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, the following: a maximum leverage ratio, a minimum interest coverage ratio and a maximum senior leverage ratio.

        Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, or failure to meet or maintain ratios or tests could result in a default under our credit facility and/or our senior notes indenture. Certain events of default under our credit facility and our senior notes indenture would prohibit us from paying dividends on our common stock. In addition, upon the occurrence of an event of default under our credit facility or our senior notes indenture, the lenders could elect to declare all amounts outstanding under the credit facility and the senior notes, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the credit facility lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full this indebtedness and our other indebtedness.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make interest payments on and to refinance our indebtedness, and to fund planned capital expenditures and potential acquisitions depends on our ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        A significant portion of our cash flow from operations is dedicated to servicing our debt requirements. In addition, in accordance with our current dividend policy we intend to continue distributing a significant portion of any remaining cash flow to our stockholders as dividends.

        Our ability to continue to expand our business is, to a certain extent, dependent upon our ability to borrow funds under our credit facility and to obtain other third-party financing, including through the issuance and sale of additional debt or equity securities.

Financial market conditions may impede our access to, or increase the cost of, financing for acquisitions.

        The recent changes in U.S. and global financial and equity markets since 2007, including market disruptions and tightening of the credit markets, may make it more difficult for us to obtain financing for acquisitions or increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies that are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing.

As a result of disruptions in the credit markets or other factors, we may not be able to refinance our debt upon terms acceptable to us or at all.

        Our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013, and our $350.0 million of senior notes mature in January 2018. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

        If we are unable to refinance our indebtedness at or prior to maturity on commercially reasonable terms or at all, we would be forced to seek other alternatives, including:

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

        We rely on co-packers to produce certain of our products and on other suppliers to supply raw materials. Such co-packers and other suppliers, whether in the United States or outside the United States, are subject to a number of regulations, including food safety and environmental regulations. Failure by any of our co-packers or other suppliers to comply with regulations, or allegations of compliance failure, may disrupt their operations. Disruption of the operations of a co-packer or other suppliers could disrupt our supply of product or raw materials, which could have an adverse effect on our business, consolidated financial condition, results of operations or liquidity. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect our business, consolidated financial condition, results of operations or liquidity.

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

        We purchase the majority of our maple syrup requirements from suppliers in Québec, Canada. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.

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

        As of January 2, 2010, approximately 346 of our 731 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. If prior to any of our existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

        We are a holding company, with all of our assets held by our direct and indirect subsidiaries, and we rely on dividends and other payments or distributions from our subsidiaries to meet our debt service obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us depends on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, our credit facility, our senior notes indenture and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Future changes that increase cash taxes payable by us could significantly decrease our future cash flow available to make interest and dividend payments with respect to our securities.

        We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $31.2 million per year for 2010 and 2011, approximately $29.6 million for fiscal 2012, approximately $28.1 million for fiscal 2013, approximately $23.3 million for fiscal 2014, approximately $22.2 million per year for fiscal 2015 through 2017, approximately $19.6 million for fiscal 2018, approximately $15.2 million per year for fiscal 2019 and 2020, approximately $13.2 million for fiscal 2021, and approximately $2.3 million for fiscal 2022. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

A change in the assumptions used to value our goodwill or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

        Our total assets include substantial goodwill and other intangible assets (primarily indefinite-lived intangible assets associated with our brands). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value for purposes of the second step of the impairment test requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our EBITDA. We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater. We completed our annual impairment tests for fiscal 2009, 2008 and 2007 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. However, materially different, assumptions regarding the future performance of our businesses could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill and indefinite-lived intangibles. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

The global financial downturn and the tightening of the credit markets exposes us to additional credit risks from customers and supply risks from suppliers and co-packers.

        As a result of the global financial downturn and the tightening of the credit markets, some of our customers may have experienced a significant decline in profits and/or reduced liquidity. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. A significant adverse change in the financial and/or credit position of a supplier or co-packer could result in an interruption of supply. This could have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

Risks Relating to our Securities

Holders of our Class A common stock may not receive the level of dividends provided for in our dividend policy or any dividends at all.

        Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our board of directors may, in its sole discretion, decrease the level of dividends provided for in our dividend policy or entirely discontinue the payment of dividends. For example, beginning with the January 30, 2009 quarterly dividend payment, our board of directors reduced the intended annual dividend rate from $0.848 per share to $0.680 per share. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions (including restrictions in our credit facility and senior notes indenture), business opportunities, provisions of applicable law (including certain provisions of the Delaware General Corporation Law) and other factors that our board of directors may deem relevant.

        If our cash flows from operating activities were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our credit facility to finance our working capital needs were to prove incorrect), we may need either to reduce or eliminate dividends or, to the extent permitted under our credit facility and senior notes indenture, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, results of operations, liquidity and ability to maintain or expand our business.

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

Future sales or the possibility of future sales of a substantial number of shares of our Class A common stock or other securities convertible or exchangeable into Class A common stock may depress the price of our Class A common stock.

        We may issue shares of our Class A common stock or other securities convertible or exchangeable into Class A common stock from time to time in future financings or as consideration for future acquisitions and investments. In the event any such future financing, acquisition or investment is significant, the number of shares of our Class A common stock or other securities convertible or exchangeable into Class A common stock that we may issue may in turn be significant. In addition, we may grant registration rights covering shares of our Class A common stock or other securities convertible or exchangeable into Class A common stock, as applicable, issued in connection with any such future financing, acquisitions and investments.

        We currently have an effective shelf registration statement on Form S-3 registering the sale of up to approximately $158.0 million of securities (after taking into account prior issuances), which we may use in the future to issue Class A common stock or other debt or equity securities convertible or exchangeable into shares of Class A common stock.

        Future sales or the availability for sale of a substantial number of shares of our Class A common stock or other securities convertible or exchangeable into Class A common stock, whether issued and sold pursuant to the shelf registration statement or otherwise would dilute our earnings per share and the voting power of each share of Class A common stock outstanding prior to such sale or distribution, could adversely affect the prevailing market price of our securities and could impair our ability to raise capital through future sales of our securities.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located at Four Gatehall Drive, Suite 110, Parsippany, NJ 07054. Our manufacturing plants are generally located near major customer markets and raw materials. Of our five manufacturing facilities, four are owned and one is leased. Management believes that our manufacturing plants have sufficient capacity to accommodate our planned growth. As of January 2, 2010, we owned or leased the offices, manufacturing and warehouse facilities and distribution centers described in the table below:

Facility Location	Owned/Leased	Description
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
St. Evariste, Québec	Owned	Storage Facility
Sharptown, Maryland	Owned	Storage Facility
Parsippany, New Jersey	Leased	Corporate Headquarters
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Antioch, Tennessee	Leased	Distribution Center
Houston, Texas	Leased	Distribution Center
Biddeford, Maine	Leased	Distribution Center
Easton, Pennsylvania	Leased	Distribution Center
Bentonville, Arkansas	Leased	Sales Office

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

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        We have two separate authorized classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share. As of January 2, 2010, there were 47,367,292 shares of Class A common stock issued and outstanding. As of January 2, 2010, there were no shares of Class B common stock issued or outstanding.

        Shares of our Class A common stock are traded on the New York Stock Exchange under the symbol "BGS" and have been so traded since May 23, 2007. The following table sets forth the high and low sales prices of shares of our Class A common stock for each of the quarterly periods indicated.

	High	Low
Fiscal 2008
First Quarter	$11.80	$9.00
Second Quarter	$11.29	$7.96
Third Quarter	$10.49	$6.54
Fourth Quarter	$7.60	$2.54
Fiscal 2009
First Quarter	$5.62	$3.51
Second Quarter	$8.60	$4.89
Third Quarter	$10.23	$7.38
Fourth Quarter	$9.77	$7.56

        From October 8, 2004 through May 22, 2007, all of our shares of Class A common stock traded as part of Enhanced Income Securities (EISs), and from May 23, 2007 through October 26, 2009, a portion of our shares of Class A common stock traded as part of EISs. EISs were units comprised of common stock and notes. Each EIS represented one share of Class A common stock and $7.15 principal amount of our then outstanding 12% senior subordinated notes due 2016. From October 8, 2004 through June 15, 2007 our EISs traded on the American Stock Exchange under the symbol "BGF." From June 18, 2007 through October 26, 2009, our EISs were traded on the New York Stock Exchange also under the symbol "BGF." In connection with our partial redemption of the senior subordinated notes in November 2009, all of the EISs automatically separated into the component shares of Class A common stock and senior subordinated notes on October 30, 2009. Following the automatic separation of the EISs, holders of shares of Class A common stock and senior subordinated notes were no longer able to combine such securities to form EISs. As a result, we no longer have any EISs outstanding. The remaining senior subordinated notes were subsequently repurchased or redeemed during the first quarter of fiscal 2010.

Holders

        According to the records of our transfer agent, we had 20 holders of record of our Class A common stock as of February 23, 2010, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our Class A common stock on behalf of participants in the DTC system, which in turn hold the shares of Class A common stock on behalf of beneficial owners.

Performance Graph

        Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company's separately traded shares of Class A common stock with the cumulative total return of the Russell MicroCap Index and the S&P Packaged Foods & Meats Index for the period from May 23, 2007 (the first day of trading of our separately traded shares of Class A common stock on the New York Stock Exchange) to January 2, 2010, assuming the investment of $100 on May 23, 2007 and the reinvestment of dividends. The separately traded Class A common stock price performance shown on the graph only reflects the change in our company's separately traded Class A common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 31 Month Cumulative Total Return
Among B&G Foods, Inc. Class A Common Stock,
the Russell MicroCap Index and the S&P Packaged Foods & Meats Index

	5/23/2007	12/29/2007	1/3/2009	1/2/2010
B&G Foods, Inc. Class A common stock (BGS)	$100.00	80.06	$48.28	88.43
Russell MicroCap Index	100.00	89.85	54.11	68.97
S&P Packaged Foods & Meats	100.00	96.24	84.25	99.29

Dividend Policy

  General

        Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business. Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us. From the date of our initial public offering of EISs in October 2004 through the dividend payment we made on October 30, 2008, the dividend rate for our Class A common stock was $0.848 per share per annum. Beginning with the dividend payment previously declared and payable on January 30, 2009, the current intended dividend rate for our Class A common stock is $0.680 per share per annum.

        For fiscal 2009 and fiscal 2008, we had cash flows from operating activities of $62.9 million and $40.5 million, respectively, and distributed $26.4 million and $31.2 million as dividends, respectively. Our board of directors declared quarterly dividends of $0.212 per share of Class A common stock during each of the first three quarters of fiscal 2008 and $0.170 per share of Class A common stock during fiscal 2009 and the fourth quarter of fiscal 2008. Since May 2007, we no longer have any shares of Class B common stock issued or outstanding. No dividends were ever declared on our Class B common stock.

        Under U.S. federal income tax law, distributions to holders of our Class A common stock (whether held separately or as part of EISs) are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of Class A common stock up to a holder's adjusted basis in the Class A common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that 72.7% of distributions paid on the Class A common stock in fiscal 2009 will be treated as a return of capital and 27.3% will be treated as a taxable dividend paid from earnings and profits. For fiscal 2008, B&G Foods determined that all distributions on the Class A common stock during such year would be treated as a return of capital.

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

        In general, our senior notes indenture restricts our ability to declare and pay dividends on our common stock as follows:

  •
  we may use up to 100% of our excess cash (as defined below) for the period (taken as one accounting period) from and including the fiscal quarter beginning January 3, 2010 to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such payment plus certain incremental funds described in the indenture for the payment of dividends so long as the fixed charge coverage ratio for the four most recent fiscal quarters for which internal financial statements are available is not less than 1.6 to 1.0; and

  •
  we may not pay any dividends on any dividend payment date if a default or event of default under either indenture has occurred or is continuing.

        Excess cash is defined in our senior notes indenture and under the terms of our credit facility. Excess cash is calculated as "consolidated cash flow," as defined in the indentures and under the terms of our credit facility (which, in each case, allows for the add-back of restructuring charges and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, certain repayment of indebtedness and the cash portion of the restructuring charges. Excess cash is not a substitute for operating income or net income, as determined in accordance with generally accepted accounting principles (GAAP). Excess cash is not a complete net cash flow measure because excess cash is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to fund changes in its working capital, acquisitions, if any, and repay its debt and pay its dividends. Rather, excess cash is one potential indicator of our ability to fund these cash requirements in compliance with our debt agreements. Excess cash is also not a complete measure of our profitability because it does not include costs and expenses for depreciation and amortization, transaction related compensation and non-cash restructuring charges. We believe that the most directly comparable GAAP measure to excess cash is net cash provided by operating activities. We believe excess cash is indicative of our ability to declare and pay dividends on our Class A common stock in compliance with the restricted payment covenants under our senior notes indenture and the terms of our credit facility.

        Excess cash does not represent the amount we intend to distribute as dividends for any quarterly period but rather is, in general, a restriction on the maximum level of dividend payments that we are permitted to declare and pay under the terms of our senior notes indenture and under and our credit facility.

        In addition, the terms of our credit facility also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit facility, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indenture. In addition, our credit facility does not permit us to pay dividends unless we maintain:

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

        Furthermore, while interest on our senior notes is fixed and interest on the term loan under our credit facility is effectively fixed (as a result of a swap agreement), those notes and the credit facility will need to be refinanced on or prior to their maturity dates in 2018 and 2013, respectively, and thereafter our interest expense could be higher and the terms of any new financing may restrict us from paying the level of current intended dividends or any dividends at all. Also, to the extent we finance capital expenditures, working capital or other cash needs with indebtedness under our credit facility or otherwise, we will incur additional cash interest expense and debt service obligations that could reduce our cash available to pay dividends.

        Subject to the limitations described elsewhere in this report, we have the ability to issue additional Class A common stock, Class B common stock other equity securities or preferred stock for such consideration and on such terms and conditions as are established by our board of directors in its sole discretion and without the approval of the holders of our common stock. It is possible that we will fund acquisitions, if any, through the issuance of additional common stock, preferred stock or other equity securities. Holders of any additional common stock or other equity securities issued by us may be entitled to share equally with the holders of Class A common stock in dividend distributions. The certificate of designation of any preferred stock issued by us may provide that the holders of preferred stock are senior to the holders of our common stock with respect to the payment of dividends. If we were to issue additional common stock, preferred stock or other equity securities, it would be necessary for us to generate additional cash available to pay dividends in order for us to distribute dividends at the same rate per share as distributed prior to any such additional issuance.

        Dividends Not Mandatory or Guaranteed.    We cannot assure you that we will continue to pay dividends at the historical levels set forth above or at all. Dividend payments are not mandatory or guaranteed, and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our board of directors may, in its sole discretion, amend or repeal our dividend policy at any time. Furthermore, our board of directors may decrease the level of dividends below the intended dividend rate set forth above, or discontinue entirely the payment of dividends.

Recent Sales of Unregistered Securities

        We did not issue any unregistered securities in fiscal 2009.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our Class A common stock during the fourth quarter of fiscal 2009.

Item 6.    Selected Financial Data.

        The following selected historical consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended January 2, 2010 (fiscal 2009), January 3, 2009 (fiscal 2008), December 29, 2007 (fiscal 2007), December 30, 2006 (fiscal 2006) and December 31, 2005 (fiscal 2005) have been derived from our audited consolidated financial statements. Fiscal 2008 contained 53 weeks and the fiscal years 2009, 2007, 2006 and 2005 each contained 52 weeks. Certain prior year amounts have been reclassified to conform to the current year's presentation.

	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(Dollars in thousands, except ratios and per share data)
Consolidated Statement of Operations Data(1):
Net sales	$501,016	$486,896	$471,336	$411,306	$379,262
Cost of goods sold(2)	352,283	352,967	323,316	297,053	275,768

Gross profit	148,733	133,929	148,020	114,253	103,494
Sales, marketing and distribution expenses	43,084	44,888	51,684	45,343	41,522
General and administrative expenses(3)	10,882	8,707	9,682	7,688	6,965
Gain on sale of property, plant and equipment(4)	—	—	—	(525)	—
Amortization expense—customer relationships(5)	6,450	6,450	5,501	731	—

Operating income	88,317	73,884	81,153	61,016	55,007
Interest expense, net(6)	49,432	58,067	50,919	43,481	41,767
Loss on extinguishment of debt(7)	10,220	—	1,769	—	—

Income before income tax expense	28,665	15,817	28,465	17,535	13,240
Income tax expense	11,224	6,084	10,640	5,962	5,235

Net income	$17,441	$9,733	$17,825	$11,573	$8,005

Earnings per share data:
Weighted average basic Class A shares outstanding	39,325	36,715	29,911	20,000	20,000
Weighted average diluted Class A shares outstanding	39,725	36,715	29,911	20,000	20,000
Weighted average basic and diluted Class B shares outstanding	—	—	3,093	7,556	7,556
Net income (loss) per share:
Distributed earnings:
Class A common stock—basic	$0.72	$0.81	$0.92	$0.85	$0.85
Class A common stock—diluted	$0.71	$0.81	$0.92	$0.85	$0.85
Basic and diluted earnings per share:
Class A common stock	$0.44	$0.27	$0.62	$0.65	$0.53
Class B common stock	$—	$—	$(0.30)	$(0.20)	$(0.33)
Other Financial Data(1):
Net cash provided by operating activities	$62,854	$40,496	$34,049	$32,771	$22,523
Capital expenditures	(10,704)	(10,631)	(14,230)	(7,306)	(6,659)
Payments for acquisition of businesses	—	—	(200,526)	(30,102)	(2,513)
Net proceeds from sale of property, plant and equipment	—	—	—	1,275	—
Net cash (used in) provided by financing activities	(44,877)	(33,747)	187,693	7,621	(16,448)
EBITDA(8)	$103,012	$89,436	$94,451	$69,000	$61,919
Ratio of earnings to fixed charges(9)	1.5x	1.3x	1.5x	1.4x	1.3x
Senior debt / EBITDA(10)	3.6x	4.1x	3.9x	3.8x	3.9x
Total debt / EBITDA	4.3x	6.0x	5.7x	6.2x	6.6x
EBITDA / cash interest expense(11)	2.2x	1.8x	2.0x	1.7x	1.6x
Consolidated Balance Sheet Data (at end of period)(1):
Cash and cash equivalents	$39,930	$32,559	$36,606	$29,626	$25,429
Total assets	816,894	825,090	847,590	616,205	594,175
Total debt	439,541	535,800	535,800	430,800	405,800
Total stockholders' equity(12)(13)	$225,608	$144,648	$174,635	$75,487	$83,274

(1)
We completed the Cream of Wheat acquisition from Kraft effective February 25, 2007. We completed the Grandma's molasses acquisition from Cadbury Schweppes on January 10, 2006. We completed the acquisition of the Ortega food service dispensing pouch and dipping cup business from Nestlé on December 1, 2005. The Cream of Wheat acquisition, the Grandma's molasses acquisition and the Ortega acquisition have been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the purchase method of accounting for these acquisitions affect comparability between periods.

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

(3)
General and administrative expenses for fiscal 2008 include $0.7 million of the $0.8 million severance and termination charges we incurred in fiscal 2008 relating to a workforce reduction announced in October 2008. General and administrative expenses for fiscal 2007 include an accrual of $1.9 million relating to a special bonus pool approved by our compensation committee and paid in fiscal 2008 to our executive officers and certain members of senior management to recognize their significant contributions to the successful completion of the Cream of Wheat acquisition and the Class A common stock offering in fiscal 2007, offset by an insurance reimbursement of $0.8 million relating to a previously reported employee theft.

(4)
The gain on sale of property, plant and equipment of $0.5 million relates to the sale of our New Iberia, Louisiana, manufacturing facility on July 9, 2006.

(5)
Amortization expense of customer relationships are amortized over their useful lives of 20 years and includes the amortization expense relating to the amortization of customer relationship intangibles acquired in the Grandma's molasses acquisition and Cream of Wheat acquisition. We had no customer relationship intangibles in fiscal 2005.

(6)
Fiscal 2009 net interest expense includes a $1.5 million benefit relating to the unrealized gain on our interest rate swap, more than offset by a $1.7 million charge for the reclassification of the amount recorded in accumulated other comprehensive income (loss) related to the swap. Fiscal 2008 net interest expense includes a $5.6 million charge relating to the unrealized loss on our interest rate swap subsequent to our determination that the swap was no longer an effective hedge for accounting purposes, due to Lehman's bankruptcy filing in September 2008 and a $0.5 million charge for the reclassification of the amount recorded in accumulated other comprehensive income (loss) related to the swap.

(7)
Fiscal 2009 loss on extinguishment of debt includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium of $5.8 million and the write-off of deferred debt financing costs of $4.4 million. In fiscal 2007 we wrote-off $1.8 million of deferred debt financing costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings.

(8)
EBITDA was negatively impacted by $0.8 million in fiscal 2008 as a result of severance and termination charges incurred in connection with a workforce reduction and $3.8 million in fiscal 2005 in connection with restructuring charges.

EBITDA is a non-GAAP financial measure used by management to measure operating performance. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows. EBITDA is defined as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt (see (B) below). Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service debt and because covenants in our credit facility and our senior notes indenture contain ratios based on this measure. As a result, internal management reports used during monthly operating reviews feature the EBITDA metric. However, management uses this metric in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on this measure as its only measure of operating performance and liquidity.

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

  A reconciliation of EBITDA to net income and to net cash provided by operating activities for fiscal 2009, 2008, 2007, 2006 and 2005 along with the components of EBITDA follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(Dollars in thousands)
Net income	$17,441	$9,733	$17,825	$11,573	$8,005
Income tax expense	11,224	6,084	10,640	5,962	5,235
Interest expense, net(A)	49,432	58,067	50,919	43,481	41,767
Depreciation and amortization	14,695	15,552	13,298	7,984	6,912
Loss on extinguishment of debt(B)	10,220	—	1,769	—	—

EBITDA	103,012	89,436	94,451	69,000	61,919
Income tax expense	(11,224)	(6,084)	(10,640)	(5,962)	(5,235)
Interest expense, net(A)	(49,432)	(58,067)	(50,919)	(43,481)	(41,767)
Deferred income taxes	9,445	7,250	9,323	6,165	4,795
Amortization of deferred debt financing costs and bond discount	2,759	3,169	3,190	2,830	2,791
Unrealized (gain) loss on interest rate swap(A)	(1,541)	5,569	—	—	—
Reclassification to interest expense, net(A)	1,693	494	—	—	—
Share-based compensation expense	4,599	1,032	—	—	—
Gain on sale of property, plant and equipment(C)	—	—	—	(525)	—
Non-cash restructuring charge—property, plant, equipment and inventory impairment(C)	—	—	—	—	3,070
Changes in assets and liabilities, net of effects of business combination	3,543	(2,303)	(11,356)	4,744	(3,050)

Net cash provided by operating activities	$62,854	$40,496	$34,049	$32,771	$22,523

(A)
Net interest expense in fiscal 2009 includes $1.5 million relating to the unrealized gain on our interest rate swap, more than offset by a $1.7 million charge for the reclassification of the amount recorded in accumulated other comprehensive income (loss) related to the swap. Net interest expense in fiscal 2008 includes $5.6 million relating to the unrealized loss on our interest rate swap subsequent to our determination that the swap was no longer an effective hedge for accounting purposes, due to Lehman's bankruptcy filing in September 2008 and a $0.5 million charge for the reclassification of the amount recorded in accumulated other comprehensive income (loss) related to the swap.

(B)
Fiscal 2009 loss on extinguishment of debt includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium of $5.8 million and the write-off of deferred debt financing costs of $4.4 million. In fiscal 2007 we wrote-off $1.8 million of deferred debt financing costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings.

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
(9)
We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness, loss on extinguishment of debt, reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive income (loss) related to our interest rate swap and an interest component of lease rental expense. Fixed charges excluded the unrealized loss on our interest rate swap.

(10)
As of the end of each fiscal year presented, senior debt is defined as all of our outstanding debt excluding our then outstanding senior subordinated notes.

	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(Dollars in thousands, except ratios)
Senior secured credit facility:
Revolving credit facility	$—	$—	$—	$—	$—
Term loan	130,000	130,000	130,000	25,000	—
8% senior notes due 2011	240,000	240,000	240,000	240,000	240,000

Senior debt	$370,000	$370,000	$370,000	$265,000	$240,000

EBITDA	$103,012	$89,436	$94,451	$69,000	$61,919
Senior debt / EBITDA	3.6x	4.1x	3.9x	3.8x	3.9x
(11)
Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount, unrealized loss on our interest rate swap, reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive income (loss) related to our interest rate swap and early extinguishment of debt costs.

	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(Dollars in thousands, except ratios)
Interest expense, net	$49,432	$58,067	$50,919	$43,481	$41,767
Amortization of deferred financing and bond discount	(2,759)	(3,169)	(3,190)	(2,830)	(2,791)
Unrealized gain (loss) on interest rate swap	1,541	(5,569)	—	—	—
Reclassification to interest expense, net	(1,693)	(494)	—	—	—

Cash interest expense	$46,521	$48,835	$47,729	$40,651	$38,976

EBITDA	$103,012	$89,436	$94,451	$69,000	$61,919
EBITDA / cash interest expense	2.2x	1.8x	2.0x	1.7x	1.6x
(12)
We adopted a new accounting standard relating to defined benefit pension and other postretirement plans effective December 30, 2006. The adoption resulted in the recognition of an incremental $2.6 million of additional pension obligations, an increase in deferred tax assets of $1.0 million and a decrease to stockholders' equity of $1.6 million, with no impact to our statements of operations or cash flows.

(13)
We adopted SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108) effective January 1, 2006. The adoption of SAB No. 108 allowed a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. In accordance with SAB No. 108, we have adjusted our opening accumulated deficit for fiscal 2006 in the amount of $0.6 million to re-establish certain deferred tax liabilities that were reversed prior to fiscal 2001.

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

        Our goal is to continue to increase sales, profitability and cash flows by enhancing our existing portfolio of branded shelf stable products and by capitalizing on our competitive strengths. We intend to implement our growth strategy through the following initiatives: expanding our brand portfolio with disciplined acquisitions of complementary branded businesses, continuing to develop new products and delivering them to market quickly, leveraging our multiple channel sales and distribution system and continuing to focus on higher growth customers and distribution channels. Since 1996, we have successfully acquired and integrated 18 separate brands into our operations.

        We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above under Item 1A, "Risk Factors" and below under the heading "Forward-Looking Statements" include:

        Fluctuations in Commodity Prices and Production and Distribution Costs:    We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. Although our commodity prices for wheat were lower in the fiscal 2009 than those incurred during fiscal 2008, our commodity prices for beans and packaging were higher than those incurred during fiscal 2008.

        We purchase maple syrup primarily from Québec, Canada and Vermont. In 2008, maple syrup production in Canada, which represents the great majority of global production, was significantly below industry needs due to growing global demand and one of the worst crop yields in nearly 40 years. As a result, the price we paid for maple syrup increased significantly and we were faced with a shortfall in supply as compared to our needs, which had a negative impact on our sales volume of maple syrup products during fiscal 2008 that continued through the first two quarters of 2009. The 2009 maple syrup crop yield was more consistent with historic levels. This together with the granting of additional production quotas by the Federation of Québec Maple Syrup Producers brought global supply more in line with global demand and reduced the price we paid for maple syrup during the remainder of 2009 as compared to 2008. In addition, unlike 2008, we were able to purchase sufficient maple syrup in 2009 to meet our needs.

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

Critical Accounting Policies; Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment, and deferred tax assets; and the accounting for earnings per share and share-based compensation expense. Actual results could differ from these estimates and assumptions.

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

        We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value for purposes of the second step of the impairment test requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our EBITDA. We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater.

        We completed our annual impairment tests for fiscal 2009, 2008 and 2007 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. However, materially different, assumptions regarding the future performance of our business could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill and indefinite-lived intangibles. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

  Pension Expense

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2009, we made total pension contributions to our pension plans of $3.6 million compared with $2.5 million in fiscal 2008. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in fiscal 2010 and beyond.

        Our discount rate assumption changed from 6.00%, 6.10% and 6.10% for each of our three defined benefit pension plans, respectively at January 3, 2009 to 6.00% for all three plans at January 2, 2010. We currently anticipate that reduced amortization of deferred losses attributable to an increase in net plan assets will result in a decrease in fiscal 2010 pre-tax pension expense of approximately $0.5 million. While we do not presently anticipate a change in our fiscal 2010 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.2 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.1 million. We are required to make $1.3 million in defined benefit pension plan contributions in fiscal 2010. Although not obligated to do so, we expect to make approximately $1.1 million of additional voluntary contributions to our defined benefit pension plans during fiscal 2010.

  Acquisition Accounting

        We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The cost to acquire a business (including transaction costs for periods prior to fiscal 2009) is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.3%	72.5%	68.6%

Gross profit	29.7%	27.5%	31.4%
Sales, marketing and distribution expenses	8.6%	9.2%	11.0%
General and administrative expenses	2.2%	1.8%	2.0%
Amortization expense—customer relationships	1.3%	1.3%	1.2%

Operating income	17.6%	15.2%	17.2%
Interest expense, net	9.9%	11.9%	10.8%
Loss on extinguishment of debt	2.0%	—	0.4%

Income before income tax expense	5.7%	3.2%	6.0%
Income tax expense	2.2%	1.2%	2.2%

Net income	3.5%	2.0%	3.8%

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

        Net Interest Expense.    Net interest expense includes interest relating to our outstanding indebtedness and amortization of deferred debt financing costs, net of interest income and subsequent to our determination in September 2008 that our interest rate swap is no longer an effective hedge for accounting purposes, unrealized gains or losses on the interest rate swap and the reclassification of amounts recorded in accumulated other comprehensive income (loss) related to the swap.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt includes costs relating to the retirement of indebtedness, including any repurchase premium and write-off of deferred debt financing costs.

  Fiscal 2009 Compared to Fiscal 2008

        Our fiscal 2009 included fifty-two weeks of operating results compared with fifty-three weeks in fiscal 2008.

        Net Sales.    Net sales increased $14.1 million or 2.9% to $501.0 million for fiscal 2009 from $486.9 million for fiscal 2008. The increase was attributable to sales price increases of $27.2 million partially offset by a decrease in unit volume of $13.1 million.

        Net sales of our lines of Ortega, Las Palmas, B&M, Ac'cent, Joan of Arc and Grandma's products increased by $15.5 million, $3.2 million, $2.0 million, $1.6 million, $1.3 million and $1.2 million or 14.9%, 12.0%, 8.5%, 9.3%, 10.9% and 10.6%, respectively. These increases were offset by a reduction in net sales of B&G, Polaner, Cream of Wheat, private label pickles and peppers, Vermont Maid, Maple Grove Farms of Vermont and Emeril's products of $3.5 million, $2.1 million, $1.9 million, $1.4 million, $1.0 million, $0.6 million and $0.4 million or 10.2%, 5.3%, 3.0%, 18.5%, 34.1%, 0.9% and 2.4%, respectively. In the aggregate, net sales for all other brands increased $0.2 million or 0.2%.

        Gross Profit.    Gross profit increased $14.8 million or 11.1% to $148.7 million in fiscal 2009 from $133.9 million in fiscal 2008. Gross profit expressed as a percentage of net sales increased 2.2 percentage points to 29.7% in fiscal 2009 from 27.5% in fiscal 2008. The increase in gross profit expressed as a percentage of net sales was primarily attributable to increased sales prices of $27.2 million and reduced wheat and maple syrup costs partially offset by increased costs for beans and packaging and an increase in our accrual for performance-based compensation of $2.3 million.

        Sales, Marketing and Distribution Expenses.    Sales, marketing and distribution expenses decreased $1.8 million or 4.0% to $43.1 million for fiscal 2009 from $44.9 million for fiscal 2008. This decrease is primarily due to a decrease in consumer marketing of $1.5 million, trade spending of $1.6 million, general selling expenses of $0.4 million and brokerage expenses of $0.3 million, offset by an increase in warehousing expenses of $0.5 million and an increase in our accrual for performance based compensation of $1.5 million. Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased 0.6 percentage points to 8.6% in fiscal 2009 from 9.2% in fiscal 2008.

        General and Administrative Expenses.    General and administrative expenses increased $2.2 million or 25.0% to $10.9 million in fiscal 2009 from $8.7 million in fiscal 2008. This increase was primarily the result of an increase in our accrual for performance based compensation of $3.3 million, partially offset by a decrease in severance and termination expenses of $0.7 million and professional fees of $0.4 million.

        Amortization Expense—Customer Relationships.    Amortization expense—customer relationships remained consistent at $6.5 million in fiscal 2009 as compared to fiscal 2008.

        Operating Income.    As a result of the foregoing, operating income increased $14.4 million or 19.5% to $88.3 million in fiscal 2009 from $73.9 million in fiscal 2008. Operating income expressed as a percentage of net sales increased to 17.6% in fiscal 2009 from 15.2% in fiscal 2008.

        Net Interest Expense.    Net interest expense decreased $8.7 million to $49.4 million in fiscal 2009 from $58.1 million in fiscal 2008. Net interest expense in fiscal 2009 includes a $1.5 million benefit relating to an unrealized gain on our interest rate swap, more than offset by a $1.7 million charge for the reclassification of the amount recorded in accumulated other comprehensive income (loss) related to the swap. Net interest expense in fiscal 2008 includes a $5.6 million charge relating to the unrealized loss on our interest rate swap and a $0.5 million charge for the reclassification of the amount recorded in accumulated other comprehensive income (loss) related to the swap. The remaining decrease in net interest expense was primarily attributable to our repurchase and redemption of $96.3 million aggregate principal amount of our senior subordinated notes during the third and fourth quarters of fiscal 2009. See "—Liquidity and Capital Resources—Debt" below.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2009 includes $10.2 million of costs relating to our repurchase and redemption of $96.3 million aggregate principal amount of senior subordinated notes during the third and fourth quarters of fiscal 2009, including $5.8 million for the payment of a repurchase premium and a non-cash charge of $4.4 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased. During fiscal 2008, we did not extinguish any debt.

        Income Tax Expense.    Income tax expense increased $5.1 million to $11.2 million in fiscal 2009 from $6.1 million in fiscal 2008. Our effective tax rate for fiscal 2009 was 39.2% as compared with 38.5% for fiscal 2008. The increase in our effective tax rate for fiscal 2009 is primarily attributable to the utilization of New Jersey net operating loss carry forwards that carried a higher effective tax rate than other deferred tax assets.

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

        Net Interest Expense.    Net interest expense increased $7.2 million to $58.1 million in fiscal 2008 from $50.9 million in fiscal 2007. Net interest expense in fiscal 2008 includes a $5.6 million charge relating to the unrealized loss on our interest rate swap and a $0.5 million charge for the reclassification of the amount recorded in accumulated other comprehensive income (loss) related to the swap. Net interest expense in fiscal 2008 also includes a reduction in interest income primarily due to lower interest rates and capitalized interest on qualifying assets. See "—Liquidity and Capital Resources—Debt" below.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2007 included a write-off of deferred financing costs of $1.8 million relating to our prepayment of $100.0 million of term loan borrowings with a portion of the proceeds of our public offering of Class A common stock in May 2007. During fiscal 2008, we did not extinguish any debt.

        Income Tax Expense.    Income tax expense decreased $4.5 million to $6.1 million in fiscal 2008 from $10.6 million in fiscal 2007. Our effective tax rate for fiscal 2008 was 38.5% as compared with 37.4% for fiscal 2007. Our effective tax rate for fiscal 2008 primarily includes an increase of 0.6% relating to permanent differences.

Liquidity and Capital Resources

        Our primary liquidity requirements include debt service, capital expenditures and working capital needs. See also, "Dividend Policy" and"Commitments and Contractual Obligations" below. We fund our liquidity requirements, as well as our dividend payments and financing for acquisitions, primarily through cash generated from operations and to the extent necessary, through borrowings under our credit facility.

  Cash Flows

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased $22.4 million to $62.9 million in fiscal 2009 from $40.5 million in fiscal 2008. Net cash provided by operating activities for fiscal 2007 was $34.0 million. The increase in cash provided from operating activities in fiscal 2009 as compared to fiscal 2008 and fiscal 2007 was primarily due to an increase in net sales, improved profitability and working capital improvements.

        Net Cash Used in Investing Activities.    Net cash used in investing activities was $10.7 million in fiscal 2009 as compared to $10.6 million for fiscal 2008 and $214.8 million for fiscal 2007. During fiscal 2009 and fiscal 2008, our net cash used in investing activities consisted entirely of capital expenditures. Our capital expenditures typically include expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. Net cash used in investing activities for fiscal 2007 consisted of capital expenditures of $14.2 million and $200.5 million to fund our Cream of Wheat acquisition. The significantly higher capital expenditures in fiscal 2007 related to the relocation of our Underwood manufacturing from a third-party co-packer to our Portland, Maine facility and capital expenditures incurred to expand our Stoughton, Wisconsin facility following the Cream of Wheat acquisition. We expect to make capital expenditures of up to $11.0 million in fiscal 2010.

        Net Cash Used in Financing Activities.    Net cash used in financing activities was $44.9 million during fiscal 2009 and $33.7 million during fiscal 2008, compared with net cash provided by financing activities of $187.7 million during fiscal 2007. In fiscal 2009, net cash used in financing activities related to $102.0 million dollars in payments for the repurchase and redemption of $96.3 million principal amount of our senior subordinated notes, $2.3 million for Class A common stock repurchases, $26.4 million of dividend payments and $0.7 million of deferred financing costs, partially offset by net proceeds of $86.6 million from our public offering of Class A common stock. The $4.8 million reduction in dividend payments in fiscal 2009 as compared to fiscal 2008 was due primarily to a reduction in our dividend rate per annum from $0.848 per share in fiscal 2008 to $0.680 per share in fiscal 2009. In fiscal 2008, net cash used in financing activities consisted of $31.2 million of dividend payments and payments of $2.5 million for Class A common stock repurchases. Net cash provided by financing activities for fiscal 2007 consisted of $205.0 million from additional term loan borrowings and $193.2 million of net proceeds from our public offering of Class A common stock, offset by $100.0 million for the prepayment of term loan borrowings, $82.4 million for Class B common stock repurchases, $24.1 million for the payment of dividends and $4.0 million in debt financing costs.

        Subsequent to year-end fiscal 2009, we issued $350.0 million of 7.625% senior notes due 2018 and used a portion of the proceeds to retire in full the entire $240.0 million principal amount of our 8% senior notes and the remaining $69.5 million principal amount of our 12% senior subordinated notes. In connection with the retirement of the 8% senior notes and 12% senior subordinated notes, we incurred a loss on extinguishment of debt of approximately $15.4 million in the first quarter of 2010, including the repurchase premium of $10.8 million and a write-off and expense of $4.6 million of deferred debt financing costs. See "—Debt" below for further information regarding the issuance of the 7.625% senior notes and retirement of the 8% senior notes and 12% senior subordinated notes. We intend to use the remaining net proceeds for general corporate purposes, including, the acquisition of assets used or useful in, or the equity of an entity engaged in, our business or a related business.

        Cash Income Tax Payments.    Based on a number of factors, including our trademark, goodwill and customer relationship intangibles amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2009, 2008 and 2007 as compared to our tax expense for financial reporting purposes. While we expect our cash taxes to continue to increase in fiscal 2010 as compared to the prior three years, we believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and customer relationship intangibles for the taxable years 2010 through 2022. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

  Dividend Policy

        Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business. Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us. From the date of our initial public offering of EISs in October 2004 through the dividend payment we made on October 30, 2008, the dividend rate for our Class A common stock was $0.848 per share per annum. Beginning with the dividend payment we made on January 30, 2009, the current intended dividend rate for our Class A common stock is $0.680 per share per annum.

        Dividend payments, however, are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Furthermore, our board of directors may, in its sole discretion, amend or repeal this dividend policy. Our board of directors may decrease the level of dividends below the intended dividend rate or discontinue entirely the payment of dividends. Future dividends with respect to shares of our common stock depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, acquisition opportunities, the condition of the debt and equity financing markets, provisions of applicable law and other factors that our board of directors may deem relevant. Our board of directors is free to depart from or change our dividend policy at any time and could do so, for example, if it was to determine that we have insufficient cash to take advantage of growth opportunities. In addition, over time, our EBITDA and capital expenditure, working capital and other cash needs will be subject to uncertainties, which could impact the level of dividends, if any, we pay in the future. Our senior notes indenture and the terms of our credit facility contain significant restrictions on our ability to make dividend payments. In addition, certain provisions of the Delaware General Corporation Law may limit our ability to pay dividends. See Part II, Item 5 of this report for a more detailed discussion of our dividend policy.

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

        For fiscal 2009 and 2008, we had cash flows provided by operating activities of $62.9 million and $40.5 million, respectively, and distributed $26.4 million and $31.2 million, respectively, as dividends. At our current intended dividend rate of $0.680 per share per annum, we expect our aggregate dividend payments in fiscal 2010 to be $32.4 million. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

  Acquisitions

        Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. As discussed elsewhere in this report, as part of our growth strategy we plan to expand our brand portfolio with disciplined acquisitions of complementary brands. We have historically financed acquisitions with borrowings and cash flows from operating activities. As a result, our interest expense has in the past increased as a result of additional indebtedness we have incurred in connection with acquisitions, and will increase with any additional indebtedness we may incur to finance future acquisitions, if any. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity.

  Environmental and Health and Safety Costs

        We have not made any material expenditures during fiscal 2009, 2008 or 2007 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

  Debt

        Senior Secured Credit Facility.    During the third quarter of 2009, Credit Suisse replaced Lehman Commercial Paper Inc. (Lehman CPI) as the administrative agent under our credit facility. Also during the third quarter of 2009, the credit facility was amended to, among other things, extend the maturity date for the undrawn revolving credit facility from January 2011 to February 2013. As amended, our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013. The following discussion of the credit facility describes the credit facility as amended through the date of issuance of the accompanying consolidated financial statements.

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

        Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our domestic subsidiaries' assets except our and our domestic subsidiaries' real property. The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. As of January 2, 2010, we were in compliance with all of the covenants in the credit facility. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

        On September 15, 2008, Lehman CPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Following that date, we no longer believed that Lehman CPI would honor its $3.1 million funding commitment under the revolving credit facility if we were to make a funding request. Therefore, when Lehman CPI's commitment was assumed by other lenders during the third quarter of 2009, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit increased by $3.1 million. At January 2, 2010, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million. We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

        Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings through the life of the term loan, ending on February 26, 2013. The counterparty to the swap is Lehman Special Financing Inc. (Lehman SFI) and the counterparty's guarantor is Lehman Brothers Holdings Inc. (Lehman). On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Lehman SFI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008.

        We initially designated the swap as a cash flow hedge. Prior to Lehman's bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet. However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge. Accordingly, subsequent to that determination, we record changes in the swap's fair value in current earnings in net interest expense in our consolidated statements of operations. We obtain third-party verification of fair value at the end of each reporting period. As of January 2, 2010, the fair value of our interest rate swap was an unrealized loss of $11.6 million and is recorded in other liabilities on our consolidated balance sheet. The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments. Net interest expense in fiscal 2009 includes a $1.5 million benefit relating to the unrealized gain on our interest rate swap and a reclassification of $1.7 million of the amount recorded in accumulated other comprehensive income (loss) related to the swap. Net interest expense in fiscal 2009 also includes a reduction in interest income primarily due to lower interest rates and a decrease in capitalized interest on qualifying assets. During fiscal 2010, we expect to reclassify to net interest expense $1.7 million of the amount recorded in accumulated other comprehensive income (loss).

        12% Senior Subordinated Notes due 2016.    In October 2004, we issued $165.8 million aggregate principal amount of 12% senior subordinated notes due 2016, $143.0 million of which in the form of EISs and $22.8 million separate from EISs. Interest on the senior subordinated notes was payable quarterly in arrears on each January 30, April 30, July 30 and October 30. As of January 2, 2010, $69.5 million aggregate principal amount of senior subordinated notes remained outstanding and we were in compliance with all of the covenants in the senior subordinated notes indenture.

        In January 2010, we repurchased $44.7 million aggregate principal amount of the senior subordinated notes with the proceeds of our public offering of 7.625% senior notes due 2018 at a repurchase price of 106.5% of such principal amount plus accrued and unpaid interest, and set aside sufficient proceeds of the offering to repurchase or redeem the remaining senior subordinated notes. In February 2010, we repurchased or redeemed the remaining $24.8 million aggregate principal amount of the senior subordinated notes at a price equal to 106.0% of such principal amount, plus accrued and unpaid interest.

        8% Senior Notes due 2011.    In October 2004, we issued $240.0 million aggregate principal amount of 8% senior notes due 2011. Interest on the 8% senior notes was payable on April 1 and October 1 of each year. As of January 2, 2010, we were in compliance with all of the covenants in the 8% senior notes indenture. In January 2010, we repurchased $238.9 million aggregate principal amount of the 8% senior notes with the proceeds of our public offering of 7.625% senior notes due 2018 at a repurchase price of 102.375% of such principal amount plus accrued and unpaid interest, and set aside sufficient proceeds of the offering to repurchase or redeem the remaining 8% senior notes. In February 2010, we repurchased or redeemed the remaining $1.1 million aggregate principal amount of the 8% senior notes at a price equal to 102.0% of such principal amount, plus accrued and unpaid interest.

        Loss on Extinguishment of Debt.    In connection with the retirement of our 12% senior subordinated notes and 8% senior notes, we incurred a loss on extinguishment of debt of approximately $15.4 million in the first quarter of 2010, including the repurchase premium of $10.8 million and a write-off and expense of $4.6 million of deferred debt financing costs.

        7.625% Senior Notes due 2018.    In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a price to the public of 99.271% of their face value. Accordingly, original issue discount and debt financing costs are being amortized through the maturity date of the senior notes. Interest on the senior notes is payable on January 15 and July 15 of each year. The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as described below.

        On or after January 15, 2014, we may redeem some or all of the senior notes at a redemption price of 103.813% beginning January 15, 2014 and thereafter at prices declining annually to 100% on or after January 15, 2017. We may redeem up to 35% of the aggregate principal amount of the notes prior to January 15, 2013 with the net proceeds from certain equity offerings. We may also redeem some or all of the notes at any time prior to January 15, 2014 at a redemption price equal to the make-whole amount set forth in the senior notes indenture. In addition, if we undergo a change of control, we may be required to offer to repurchase the notes at the repurchase price set forth in the senior notes indenture plus accrued and unpaid interest to the date of redemption.

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

        Our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors' general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors' secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors' existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors' future subordinated debt. Our foreign subsidiary is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

        Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications.

Stock and Debt Repurchase Program

        On October 27, 2008, our board of directors authorized a stock and debt repurchase program for the repurchase of up to $10.0 million of our Class A common stock and/or 8% senior notes over the next twelve months. On May 5, 2009, the board of directors authorized an increase in the authorization to $25.0 million and extended the authorization through May 4, 2010. On August 6, 2009, the board of directors expanded the authorization to include repurchases of our senior subordinated notes and extended the authorization through August 5, 2010. Under the authorization, we may purchase shares of Class A common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. As of the date of this report, none of the 8% senior notes or senior subordinated notes remains outstanding.

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

        We repurchased and retired 403,500 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $5.76, or $2.3 million in the aggregate during fiscal 2009, and 550,331 shares of Class A common stock in fiscal 2008 at an average cost per share (excluding fees and commissions) of $4.60, or $2.6 million in the aggregate. During fiscal 2009, we repurchased $6.3 million principal amount of our senior subordinated notes under the stock and debt repurchase program for $6.6 million plus accrued and unpaid interest. As of January 2, 2010, we had $13.5 million available for future repurchases under the stock and debt repurchase program.

Future Capital Needs

        We are highly leveraged. On January 2, 2010, our total long-term debt and stockholders' equity was $439.5 million and $225.6 million, respectively.

        Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our Class A common stock. We expect to make capital expenditures of up to $11.0 million in fiscal 2010.

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

Inflation

        During fiscal 2008 and 2007 and to a limited extent during 2009, we were faced with significant cost increases for certain commodities and packaging materials. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. Our cost increases in fiscal 2008 and 2007 were partially attributable to the spike in oil and natural gas prices, which had a substantial impact on our raw material, packaging and transportation costs. Through sales price increases and cost saving efforts we have been able to offset the impact of recent raw material, packaging and transportation cost increases. There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification, which is effective as of our third quarter of fiscal 2009, supersedes all existing non-SEC accounting and reporting standards and is intended to reorganize, rather than change, GAAP. The adoption of this standard did not have any impact on our results of operations or financial position.

        In September 2006, the FASB issued a new standard relating to fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard was effective as of the beginning of our fiscal 2008, with the exception of certain provisions deferred until the beginning of our fiscal 2009. In February 2008, the FASB delayed the effective date of the standard for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2009. We adopted the standard effective at the beginning of our fiscal 2008 for financial assets and financial liabilities, which did not have a material impact on our results of operations or financial position. We adopted the standard effective at the beginning of our fiscal 2009 for non-financial assets and non-financial liabilities, which did not have a material impact on our results of operations or financial position. In January 2010, the FASB amended the standard to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009. The amendment does not change how fair values are measured. Accordingly, the amendment will not have an impact on our results of operations or financial position.

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

        In March 2008, the FASB issued a standard that amended existing standards about derivative instruments and hedging activities to require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The amendments were effective as of the beginning of our fiscal 2009. Since the amendments require enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of the standard did not have any effect on our results of operations or financial position. See notes 7 and 8 for the required disclosures about our derivative instruments and hedging activities.

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

        In December 2008, the FASB issued a standard relating to an employer's disclosure about postretirement benefit plan assets. The standard requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. We adopted the standard effective as of the end of our fiscal 2009. Since this requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of the standard did not have a material impact on our results of operations or financial position. See note 11 to our consolidated financial statements included elsewhere in this report for the required disclosures about our defined benefit plan assets.

        In May 2009, the FASB established a general standard of accounting for, and requiring disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard was effective beginning with our second quarter of fiscal 2009. The adoption of the standard did not have a material effect on our on our results of operations or financial position. See note 16 to our consolidated financial statements included elsewhere in this report for the required disclosures about subsequent events.

Off-balance Sheet Arrangements

        As of January 2, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of January 2, 2010.

	Payments Due by Period
Contractual Obligations:	Total	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014 and Thereafter
	(Dollars in thousands)
Long-term debt—principal(1)	$439,541	$—	$240,000	$—	$130,000	$69,541
Long-term debt—interest(1)(2)	119,821	36,765	31,965	17,565	9,882	23,644
Operating leases	32,206	5,827	5,651	5,323	4,297	11,108
Pension obligations(3)	1,255	1,255	—	—	—	—

Total	$592,823	$43,847	$277,616	$22,888	$144,179	$104,293

(1)
In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a price to the public of 99.271% of their face value, which is not reflected in the table above. Unamortized original issue discount and debt financing costs are being amortized through the maturity date of the senior notes. The net proceeds from the offering were used to retire all $240.0 million principal amount of our 8% senior notes due 2011 and $69.5 million principal amount of our 12% senior subordinated notes due 2016. See "Debt" above.

(2)
Includes interest obligations as of January 2, 2010, on our 8% senior notes through scheduled maturity on October 1, 2011 and on our 12% senior subordinated notes through scheduled maturity on October 30, 2016. Also includes interest obligations under our credit facility. As of January 2, 2010, we had $130.0 million of term loan borrowings under our credit facility. The entire $130.0 million is subject to a six-year interest rate swap agreement in order to effectively fix the interest rate at 7.0925% through the February 2013 maturity date. See "Debt—Senior Secured Credit Facility" above. Interest obligations of $26.7 million per annum on the $350.0 million principal amount of 7.625% senior notes that we issued in January 2010 are not reflected in the table above.

(3)
We are required to make $1.3 million in defined benefit pension plan contributions in fiscal 2010. Although not obligated to do so, we expect to make approximately $1.1 million of additional voluntary contributions to our defined benefit pension plans during fiscal 2010. The expected contributions beyond fiscal 2010 are not currently determinable.

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

The revolving credit facility was undrawn at January 2, 2010 and January 3, 2009, and we currently have no plans to draw upon the facility for the foreseeable future. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million at January 2, 2010.

        We have outstanding $130.0 million of term loan borrowings at January 2, 2010. The term loan borrowings are fixed at 7.0925% based upon a six-year interest rate swap agreement that we entered into on February 26, 2007 with an affiliate of Lehman. See the discussion of the interest rate swap and the Lehman bankruptcy filing above under the heading "Liquidity and Capital Resources—Debt—Senior Secured Credit Facility" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of January 2, 2010 and January 3, 2009 are as follows (dollars in thousands):

	January 2, 2010		January 3, 2009
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)(2)
Senior Secured Term Loan due 2013	$130,000	$127,400	$130,000	$107,900
8% Senior Notes due 2011	240,000	243,000	240,000	207,600
12% Senior Subordinated Notes due 2016:
—represented by EISs	—	—	124,793	90,235
—held separately	69,541	69,172	41,007	29,651

(1)
Fair values are estimated based on quoted market prices, except as otherwise noted in footnote (2) below.

(2)
Solely for purposes of this presentation, we have assumed that the fair value of each senior subordinated note at January 3, 2009 was $5.17 based upon the $5.49 per share closing price of our separately traded Class A common stock and the $10.66 per EIS closing price of our EISs on the New York Stock Exchange on January 2, 2009 (the last business day of fiscal 2008). Each EIS represented one share of Class A common stock and $7.15 principal amount of our senior subordinated notes.

        The information under the heading "Inflation" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated balance sheets at January 2, 2010 and January 3, 2009 and the consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for fiscal 2009, 2008 and 2007 and related notes are set forth below.

Page
Reports of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009	51
Consolidated Statements of Operations for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	52
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	53
Consolidated Statements of Cash Flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	54
Notes to Consolidated Financial Statements	55
Schedule II—Schedule of Valuation and Qualifying Accounts	88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited B&G Foods, Inc.'s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). B&G Foods, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion B&G Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 1, 2010

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	January 2, 2010	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$39,930	$32,559
Trade accounts receivable, less allowance for doubtful accounts and discounts of $631 and $745 in 2009 and 2008	34,488	36,578
Inventories	86,134	88,899
Prepaid expenses	2,523	2,475
Income tax receivable	864	2,221
Deferred income taxes	1,981	1,110

Total current assets	165,920	163,842
Property, plant and equipment, net	53,598	51,059
Goodwill	253,353	253,353
Trademarks	227,220	227,220
Customer relationship intangibles, net	109,868	116,318
Net deferred debt financing costs and other assets	6,935	13,298

Total assets	$816,894	$825,090

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$22,574	$27,286
Accrued expenses	18,326	16,023
Dividends payable	8,052	6,162

Total current liabilities	48,952	49,471
Long-term debt	439,541	535,800
Other liabilities	19,265	23,671
Deferred income taxes	83,528	71,500

Total liabilities	591,286	680,442
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 47,367,292 and 36,246,657 shares issued and outstanding as of January 2, 2010 and January 3, 2009	474	362
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding as of January 2, 2010 and January 3, 2009	—	—
Additional paid-in capital	231,549	171,123
Accumulated other comprehensive loss	(9,377)	(12,358)
Retained earnings (accumulated deficit)	2,962	(14,479)

Total stockholders' equity	225,608	144,648

Total liabilities and stockholders' equity	$816,894	$825,090

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Net sales	$501,016	$486,896	$471,336
Cost of goods sold	352,283	352,967	323,316

Gross profit	148,733	133,929	148,020
Operating expenses:
Sales, marketing and distribution expenses	43,084	44,888	51,684
General and administrative expenses	10,882	8,707	9,682
Amortization expense—customer relationships	6,450	6,450	5,501

Operating income	88,317	73,884	81,153
Other expenses:
Interest expense, net	49,432	58,067	50,919
Loss on extinguishment of debt	10,220	—	1,769

Income before income tax expense	28,665	15,817	28,465
Income tax expense	11,224	6,084	10,640

Net income	$17,441	$9,733	$17,825

Basic and diluted earnings per share:
Class A common stock	$0.44	$0.27	$0.62
Class B common stock	$—	$—	$(0.30)
Cash dividends declared per share:
Class A common stock	$0.72	$0.81	$0.92

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

(Dollars in thousands, except per share data)

	Common Stock Class A		Common Stock Class B
						Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 30, 2006	20,000,000	$200	7,556,443	$76	$119,152	$(1,904)	$(42,037)	$75,487

Foreign currency translation	—	—	—	—	—	(6)	—	$(6)
Cash flow hedge (net of $2,236 of taxes)	—	—	—	—	—	(3,665)	—	(3,665)
Change in pension benefit (net of $1,135 of taxes)	—	—	—	—	—	1,857	—	1,857
Net income	—	—	—	—	—	—	17,825	17,825

Comprehensive income								$16,011
Repurchase of Class B common stock (includes 793,998 shares exchanged for Class A common stock)	—	—	(7,556,443)	(76)	(82,341)	—	—	(82,417)
Issuance of Class A common stock (includes 793,998 shares issued in exchange for Class B common stock)	16,778,988	168	—	—	193,017	—	—	193,185
Dividends declared on Class A common stock, $0.848 per share	—	—	—	—	(27,631)	—	—	(27,631)

Balance at December 29, 2007	36,778,988	$368	—	$—	$202,197	$(3,718)	$(24,212)	$174,635

Foreign currency translation	—	—	—	—	—	(165)	—	$(165)
Cash flow hedge (net of $624 of taxes)	—	—	—	—	—	(1,022)	—	(1,022)
Reclassification to interest expense (net of $187 of taxes)	—	—	—	—	—	307	—	307
Change in pension benefit (net of $4,736 of taxes)	—	—	—	—	—	(7,760)	—	(7,760)
Net income	—	—	—	—	—	—	9,733	9,733

Comprehensive income								$1,093
Share-based compensation	18,000	—	—	—	1,032	—	—	1,032
Repurchase of Class A common stock	(550,331)	(6)	—	—	(2,545)	—	—	(2,551)
Dividends declared on Class A common stock, $0.806 per share	—	—	—	—	(29,561)	—	—	(29,561)

Balance at January 3, 2009	36,246,657	$362	—	$—	$171,123	$(12,358)	$(14,479)	$144,648

Foreign currency translation	—	—	—	—	—	178	—	$178
Reclassification to interest expense (net of $642 of taxes)	—	—	—	—	—	1,051	—	1,051
Change in pension benefit (net of $1,070 of taxes)	—	—	—	—	—	1,752	—	1,752
Net income	—	—	—	—	—	—	17,441	17,441

Comprehensive income								$20,422
Issuance of Class A common stock	11,500,000	115	—	—	86,485	—	—	86,600
Share-based compensation	24,135	—	—	—	4,599	—	—	4,599
Repurchase of Class A common stock	(403,500)	(3)	—	—	(2,331)	—	—	(2,334)
Dividends declared on Class A common stock, $0.68 per share	—	—	—	—	(28,327)	—	—	(28,327)

Balance at January 2, 2010	47,367,292	$474	—	$—	$231,549	$(9,377)	$2,962	$225,608

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Cash flows from operating activities:
Net income	$17,441	$9,733	$17,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,695	15,552	13,298
Amortization of deferred debt financing costs	2,759	3,169	3,190
Loss on extinguishment of debt	10,220	—	1,769
Deferred income taxes	9,445	7,250	9,323
Unrealized (gain) loss on interest rate swap	(1,541)	5,569	—
Reclassification to net interest expense for interest rate swap	1,693	494	—
Share-based compensation expense	4,599	1,032	—
Provision for doubtful accounts	(59)	7	175
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	2,149	5,777	(11,447)
Inventories	2,765	4,282	(13,423)
Prepaid expenses	(48)	1,081	(310)
Income tax receivable	1,357	(1,652)	(53)
Other assets	(169)	1,202	(677)
Trade accounts payable	(4,712)	(4,840)	10,606
Accrued expenses	2,303	(5,743)	5,278
Other liabilities	(43)	(2,417)	(1,505)

Net cash provided by operating activities	62,854	40,496	34,049

Cash flows from investing activities:
Capital expenditures	(10,704)	(10,631)	(14,230)
Payments for acquisition of businesses	—	—	(200,526)

Net cash used in investing activities	(10,704)	(10,631)	(214,756)

Cash flows from financing activities:
Payments of long-term debt	(102,035)	—	(100,000)
Proceeds from issuance of long-term debt	—	—	205,000
Payments for repurchase of Class B common stock	—	—	(82,417)
Proceeds from issuance of Class A common stock, net	86,600	—	193,185
Payments for repurchase of Class A common stock	(2,334)	(2,551)	—
Dividends paid	(26,437)	(31,196)	(24,074)
Payments of debt financing costs	(671)	—	(4,001)

Net cash (used in) provided by financing activities	(44,877)	(33,747)	187,693

Effect of exchange rate fluctuations on cash and cash equivalents	98	(165)	(6)

Net increase (decrease) in cash and cash equivalents	7,371	(4,047)	6,980
Cash and cash equivalents at beginning of year	32,559	36,606	29,626

Cash and cash equivalents at end of year	$39,930	$32,559	$36,606

Supplemental disclosures of cash flow information:
Cash interest payments	$49,227	$48,389	$47,326

Cash income tax payments	$1,615	$711	$971

Cash income tax refunds	$(1,180)	$(110)	$(155)

Non-cash transactions:
Dividends declared and not yet paid	$8,052	$6,162	$7,797

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 2, 2010, January 3, 2009 and December 29, 2007

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

        Class A Common Stock Offering.    In September 2009, we completed a public offering of 11,500,000 shares of our Class A common stock at a price of $8.00 per share. After deducting underwriting discounts and commissions and other expenses, we received proceeds of approximately $86.6 million. We used the net proceeds of the offering, together with cash on hand, to redeem $90.0 million principal amount of our 12% senior subordinated notes due 2016 in November 2009, at a purchase price of 106.0% of the principal amount plus accrued and unpaid interest.

        As of January 2, 2010, we had 47,367,292 shares of Class A common stock issued and outstanding. As of January 3, 2009, we had 36,246,657 shares of Class A common stock issued and outstanding, 17,453,552 of which were held in the form of EISs, or Enhanced Income Securities, and 18,793,105 of which were held separate from EISs.

        Automatic Separation of the EISs.    Each EIS represented one share of our Class A common stock and $7.15 principal amount of our senior subordinated notes. In connection with our partial redemption of the senior subordinated notes described above, all of the EISs automatically separated into the component shares of Class A common stock and senior subordinated notes on October 30, 2009. Following the automatic separation of the EISs, holders of shares of Class A common stock and senior subordinated notes were no longer able to combine such securities to form EISs. As a result, we no longer have any EISs outstanding. The remaining senior subordinated notes were subsequently repurchased or redeemed during the first quarter of fiscal 2010. See Notes 6 and 16.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(1) Nature of Operations (Continued)

  Fiscal Year

        Our financial statements are presented on a consolidated basis. We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 3, 2009 (fiscal 2008) contained 53 weeks and the fiscal years ended January 2, 2010 (fiscal 2009) and December 29, 2007 (fiscal 2007) contained 52 weeks each.

  Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers' financial condition. As of January 2, 2010, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 50.5%, 48.1% and 45.8% of consolidated net sales in fiscal 2009, 2008 and 2007, respectively. Our top ten customers accounted for approximately 52.7%, 56.1% and 50.8% of our receivables as of fiscal 2009, 2008 and 2007, respectively. Other than Wal-Mart, which accounted for 16.0%, 14.3% and 11.9% of our consolidated net sales in fiscal 2009, 2008 and 2007, respectively, no single customer accounted for more than 10.0%, of consolidated net sales in fiscal 2009, 2008 and 2007. Other than Wal-Mart and C&S Wholesale Grocery, which accounted for 12.5% and 11.1% of our consolidated receivables, respectively, for fiscal 2009, and 13.2% and 17.7%, respectively, for fiscal 2008, and C&S Wholesale Grocery, which accounted for 10.9% for fiscal 2007, no single customer accounted for more than 10.0% of our consolidated receivables for fiscal 2009, 2008 and 2007.

        During fiscal 2009, 2008 and 2007 our sales to foreign countries represented less than 1.0% of net sales. Our foreign sales are primarily to customers in Canada.

  Acquisition Accounting

        In February 2007, we completed the acquisition of the Cream of Wheat and Cream of Rice business for $200.5 million in cash, including transaction costs, from Kraft Foods Global, Inc. We refer to the Cream of Wheat and Cream of Rice acquisition as the "Cream of Wheat acquisition" and the Cream of Wheat and Cream of Rice businesses collectively as the "Cream of Wheat business."

        The acquisition described above was accounted for using the purchase method of accounting and, accordingly, the assets acquired and results of operations are included in our consolidated financial statements from the date of the acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles acquired in the Cream of Wheat acquisition are amortized over 20 years. Goodwill, customer relationship intangibles and trademarks amortization are deductible for income tax purposes.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(1) Nature of Operations (Continued)

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

(2) Summary of Significant Accounting Policies

  (a) Basis of Presentation

        The consolidated financial statements include the accounts of B&G Foods, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

  (b) Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, customer

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(2) Summary of Significant Accounting Policies (Continued)

relationship intangibles, property, plant and equipment and deferred tax assets; and the accounting for earnings per share and share-based compensation expense. Actual results could differ significantly from these estimates and assumptions.

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

  (e) Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 20 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 3 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2009, 2008 and 2007 we capitalized $0.2 million, $0.2 million and $0.6 million, respectively.

  (f) Goodwill and Trademarks

        Goodwill and intangible assets with indefinite useful lives (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired.

        We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value for purposes of the second step of the impairment test

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(2) Summary of Significant Accounting Policies (Continued)

requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our net income before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization (which we define as EBITDA). We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater.

        We completed our annual impairment tests for fiscal 2009, 2008 and 2007 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles.

  (g) Customer Relationship Intangibles

        Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.

  (h) Deferred Debt Financing Costs

        Debt financing costs are capitalized and amortized over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt financing costs for fiscal years 2009, 2008 and 2007 was $2.8 million, $3.2 million and $3.2 million, respectively. During the second quarter of fiscal 2007, we wrote-off and expensed $1.8 million of deferred debt financing costs incurred in connection with our May 2007 prepayment of $100.0 million of term loan borrowings. During fiscal 2009, we wrote-off and expensed $4.4 million of deferred debt financing costs relating to the repurchase of $96.3 million principal amount of senior subordinated notes. During fiscal 2009, we also capitalized approximately $0.7 million of additional debt financing costs in connection with an amendment to our credit facility.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(2) Summary of Significant Accounting Policies (Continued)

        During fiscal 2009, 2008 and 2007, we amortized $6.5 million, $6.5 million and $5.5 million, respectively, of the customer relationship intangibles acquired in the Cream of Wheat and Grandma's molasses acquisitions.

  (j) Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries, changes in our pension benefits due to the initial adoption and ongoing application of the FASB standard relating to pensions, net of tax and the change in the fair value of an interest rate swap during the period it was designated as an effective cash flow hedge for accounting purposes, net of tax. The amount recorded in accumulated other comprehensive income (loss) related to the swap will be reclassified to net interest expense over the remaining life of the term loan as we make interest payments. The components of accumulated other comprehensive loss are as follows (dollars in thousands):

	Foreign Currency Translation	Interest Rate Swap, Net of Tax	Pensions, Net of Tax	Total
January 3, 2009	$(257)	$(4,380)	$(7,721)	$(12,358)
January 2, 2010	(79)	(3,329)	(5,969)	(9,377)

  (k) Derivative Instruments

        We recognize all derivative instruments either as an asset or a liability in the balance sheet and measure such instruments at fair value. The fair value adjustment is included either in the determination of net income or as a component of accumulated other comprehensive income (loss) depending on the nature of the hedge. We do not engage in derivative instruments for trading purposes.

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

  (m) Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs amounted to approximately $2.9 million, $3.5 million and $4.0 million, for the fiscal years 2009, 2008 and 2007, respectively.

  (n) Trade and Consumer Promotion Expenses

        We offer various sales incentive programs to customers and consumers, such as price discounts, in-store display incentives, slotting fees and coupons. The recognition of expense for these programs

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(2) Summary of Significant Accounting Policies (Continued)

involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

  (o) Pension Plans

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. From time to time, however, we voluntarily contribute greater amounts based on pension asset performance, tax considerations and other relevant factors.

  (p) Share-Based Compensation Expense

        Performance share long-term incentive awards (LTIAs) granted to our executive officers and certain other members of senior management entitle the participant to earn shares of Class A common stock upon the attainment of certain performance goals over the applicable performance period. The recognition of compensation expense for the LTIAs is initially based on the probable outcome of the performance condition based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the applicable performance period. The fair value of the awards on the date of grant is determined based upon the closing price of our Class A common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period. Our company's performance against the defined performance goals are re-evaluated on a quarterly basis throughout the applicable performance period and the recognition of compensation expense is be adjusted for subsequent changes in the estimated or actual outcome. The cumulative effect of a change in the estimated number of shares of Class A common stock to be issued in respect of performance share awards is recognized as an adjustment to earnings in the period of the revision.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(2) Summary of Significant Accounting Policies (Continued)

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

  (s) Earnings Per Share

        We currently have one class of common stock issued and outstanding, designated as Class A common stock. Prior to May 29, 2007, we had two classes of common stock issued and outstanding, designated as Class A common stock and Class B common stock. For periods in which we had shares of both Class A common stock and Class B common stock issued and outstanding, we present earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings or losses. Basic earnings per share for the Class A common stock and Class B common stock is calculated by dividing allocated net income by the weighted average number of shares of Class A common stock and Class B common stock outstanding. Diluted earnings per share for the Class A common stock is calculated by dividing allocated net income by the weighted average number of shares of Class A common stock outstanding adjusted to include the effect that would occur if shares of Class A common stock not yet issued with respect to performance share awards for which performance periods have been completed and performance goals

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(2) Summary of Significant Accounting Policies (Continued)

have been satisfied were issued. There were no potentially dilutive shares associated with our Class B common stock during the periods presented.

	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(dollars in thousands)
Net income	$17,441	$9,733	$17,825
Less: Class A common stock dividends declared	28,327	29,561	27,631

Undistributed loss available to Class A and Class B common stockholders	$(10,886)	$(19,828)	$(9,806)

Weighted average common shares outstanding:
Basic Class A common shares outstanding	39,324,897	36,715,352	29,910,666
Net effect of dilutive share-based compensation awards	399,842	—	—

Diluted Class A common shares outstanding	39,724,739	36,715,352	29,910,666

Basic and diluted Class B common shares outstanding	—	—	3,093,159

Basic and diluted allocation of undistributed loss:
Class A common stock	$(10,886)	$(19,828)	$(8,887)
Class B common stock	—	—	(919)

Total	$(10,886)	$(19,828)	$(9,806)

Undistributed loss:
Class A common stock	$(0.28)	$(0.54)	$(0.30)
Class B common stock	$—	$—	$(0.30)
Distributed earnings(1):
Class A common stock-basic	$0.72	$0.81	$0.92
Class A common stock-diluted	$0.71	$0.81	$0.92
Basic and diluted earnings (loss) per share:
Class A common stock	$0.44	$0.27	$0.62
Class B common stock	$—	$—	$(0.30)

(1)
"Distributed earnings" differs from actual per share amounts paid as dividends as the earnings per share computation under GAAP requires the use of the weighted average, rather than the actual number of shares outstanding.

        During fiscal 2007 and the first three quarters of fiscal 2008 our board of directors declared quarterly cash dividends of $0.212 per share (or $0.848 per share per annum), on our Class A common stock. During fiscal 2009 and the fourth quarter of fiscal 2008 our board of directors declared a quarterly cash dividend of $0.17 per share ($0.68 per share per annum), on our Class A common stock.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(2) Summary of Significant Accounting Policies (Continued)

  (u) Recently Issued Accounting Standards

        In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification, which is effective as of our third quarter of fiscal 2009, supersedes all existing non-SEC accounting and reporting standards and is intended to reorganize, rather than change, GAAP. The adoption of this standard did not have any impact on our results of operations or financial position.

        In September 2006, the FASB issued a new standard relating to fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard was effective as of the beginning of our fiscal 2008, with the exception of certain provisions deferred until the beginning of our fiscal 2009. In February 2008, the FASB delayed the effective date of the standard for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of our fiscal 2009. We adopted the standard effective at the beginning of our fiscal 2008 for financial assets and financial liabilities, which did not have a material impact on our results of operations or financial position. We adopted the standard effective at the beginning of our fiscal 2009 for non-financial assets and non-financial liabilities, which did not have a material impact on our results of operations or financial position. In January 2010, the FASB amended the standard to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009. The amendment does not change how fair values are measured. Accordingly, the amendment will not have an impact on our results of operations or financial position.

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

        In March 2008, the FASB issued a standard that amended existing standards about derivative instruments and hedging activities to require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The amendments were effective as of the beginning of our fiscal 2009. Since the amendments require enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of the standard did not have any effect on our results of operations or financial position. See notes 7 and 8 for the required disclosures about our derivative instruments and hedging activities.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(2) Summary of Significant Accounting Policies (Continued)

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

        In December 2008, the FASB issued a standard relating to an employer's disclosure about postretirement benefit plan assets. The standard requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. We adopted the standard effective as of the end of our fiscal 2009. Since this requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of the standard did not have a material impact on our results of operations or financial position. See Note 11 for the required disclosures about our defined benefit plan assets.

        In May 2009, the FASB established a general standard of accounting for, and requiring disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard was effective beginning with our second quarter of fiscal 2009. The adoption of the standard did not have a material effect on our on our results of operations or financial position. See Note 16 for the required disclosures about subsequent events.

(3) Inventories

        Inventories consist of the following as of the dated indicated (dollars in thousands):

	January 2, 2010	January 3, 2009
Raw materials and packaging	$32,793	$19,402
Work in process	1,239	2,658
Finished goods	52,102	66,839

Total	$86,134	$88,899

(4) Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following as of the dates indicated (dollars in thousands):

	January 2, 2010	January 3, 2009
Land	$1,775	$1,769
Buildings and improvements	30,159	27,793
Machinery and equipment	85,187	78,026
Office furniture and vehicles	8,350	7,684
Construction-in-progress	344	297

	125,815	115,569
Less: accumulated depreciation	(72,217)	(64,510)

Total	$53,598	$51,059

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(5) Goodwill, Trademarks and Customer Relationship Intangibles

        There has been no change in the carrying amount of goodwill during fiscal 2009 or fiscal 2008.

        There has been no change in the carrying amount of trademarks (indefinite-lived intangibles) during fiscal 2009 or fiscal 2008.

        The following table reconciles the changes in the carrying amount of customer relationship intangibles in fiscal 2009 and 2008 (dollars in thousands):

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
Balance at December 29, 2007	$129,000	$(6,232)	$122,768
Amortization expense	—	(6,450)	(6,450)

Balance at January 3, 2009	$129,000	$(12,682)	$116,318
Amortization expense	—	(6,450)	(6,450)

Balance at January 2, 2010	$129,000	$(19,132)	$109,868

        We expect to recognize $6.5 million of amortization expense per year associated with our current customer relationship intangibles during fiscal 2010 and each of the next four succeeding years.

(6) Long-Term Debt

        Long-term debt consists of the following (dollars in thousands):

	January 2, 2010	January 3, 2009
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000
12% Senior Subordinated Notes due 2016	69,541	165,800
8% Senior Notes due 2011	240,000	240,000

Total long-term debt	$439,541	$535,800

        Senior Secured Credit Facility.    During the third quarter of 2009, Credit Suisse replaced Lehman Commercial Paper Inc. (Lehman CPI) as the administrative agent under our credit facility. Also during the third quarter of 2009, the credit facility was amended to, among other things, extend the maturity date for the undrawn revolving credit facility from January 2011 to February 2013. As amended, our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013. The following discussion of the credit facility describes the credit facility as amended through the date of issuance of the accompanying consolidated financial statements.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(6) Long-Term Debt (Continued)

        Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our domestic subsidiaries' assets except our and our domestic subsidiaries' real property. The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. As of January 2, 2010, we were in compliance with all of the covenants in the credit facility. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

        On September 15, 2008, Lehman CPI filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Following that date, we no longer believed that Lehman CPI would honor its $3.1 million funding commitment under the revolving credit facility if we were to make a funding request. Therefore, when Lehman CPI's commitment was assumed by other lenders during the third quarter of 2009, the effective available borrowing capacity under our revolving credit facility, net of outstanding letters of credit increased by $3.1 million. At January 2, 2010, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million. We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

        Effective as of February 26, 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings through the life of the term loan, ending on February 26, 2013. The counterparty to the swap is Lehman Special Financing Inc. (Lehman SFI) and the counterparty's guarantor is Lehman Brothers Holdings Inc. (Lehman). On September 15, 2008, Lehman filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Lehman SFI filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 3, 2008.

        We initially designated the swap as a cash flow hedge. Prior to Lehman's bankruptcy filing, we recorded changes in the fair value of the swap in other comprehensive income (loss), net of tax in our consolidated balance sheet. However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge for accounting purposes. Accordingly, subsequent to that determination, we record changes in the swap's fair value in current earnings in net interest expense in our consolidated statements of operations. We obtain third-party verification of fair value at the end of each reporting period. As of January 2, 2010, the fair value of our interest rate swap was an unrealized loss of $11.6 million and is recorded in other liabilities on our consolidated balance sheet. The amount recorded in accumulated other comprehensive income (loss) will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments. Net interest expense in fiscal 2009 includes a $1.5 million benefit relating to the unrealized gain on our interest rate swap and a $1.7 million charge for the reclassification of the amount recorded in accumulated other comprehensive income (loss) related to the swap. Net interest

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(6) Long-Term Debt (Continued)

expense in fiscal 2009 also includes a reduction in interest income primarily due to lower interest rates. During fiscal 2010, we expect to reclassify to net interest expense $1.7 million of the amount recorded in accumulated other comprehensive income (loss).

        12% Senior Subordinated Notes due 2016.    In October 2004, we issued $165.8 million aggregate principal amount of 12% senior subordinated notes due 2016, $143.0 million of which were in the form of EISs and $22.8 million separate from EISs. Interest on the senior subordinated notes was payable quarterly in arrears on each January 30, April 30, July 30 and October 30. As of January 2, 2010, we were in compliance with all of the covenants in the senior subordinated notes indenture.

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

        During the fourth quarter of 2009, we redeemed $90.0 million principal amount of our senior subordinated notes at a cash redemption price of 106% of the principal amount of the notes being redeemed, plus accrued and unpaid interest on such amount, to, but excluding, the redemption date of November 2, 2009. Upon completion of the redemption, $69.5 million principal amount of the senior subordinated notes remained outstanding. The partial redemption of the senior subordinated notes resulted in a pre-tax charge in our fourth quarter of fiscal 2009 of $9.5 million, which represents a cash charge of $5.4 million relating to the call premium and a non-cash charge of $4.1 million relating to the write-off of unamortized deferred debt financing costs.

        Pursuant to the terms of the indenture governing the senior subordinated notes, the partial redemption of the senior subordinated notes resulted in an automatic separation of all of the EISs into the component shares of Class A common stock and senior subordinated notes on October 30, 2009.

        As of January 2, 2010, $69.5 million aggregate principal amount of senior subordinated notes remained outstanding. During the first quarter of fiscal 2010, we retired in full the remaining principal amount of the senior subordinated notes. See Note 16.

        8% Senior Notes due 2011.    In October 2004, we issued $240.0 million aggregate principal amount of 8% senior notes due 2011. Interest on the 8% senior notes was payable on April 1 and October 1 of each year. As of January 2, 2010, we were in compliance with all of the covenants in the 8% senior notes indenture. During the first quarter of fiscal 2010, we retired in full the entire $240.0 million principal amount of the 8% senior notes. See Note 16.

        Subsidiary Guarantees.    We have no assets or operations independent of our direct and indirect subsidiaries. All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt, and management has determined that our Canadian subsidiary that is not a guarantor of our long-term debt is a "minor subsidiary" as that term is used in Rule 3-10 of Regulation S-X promulgated by the SEC. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(6) Long-Term Debt (Continued)

        Deferred Debt Financing Costs.    In connection with the issuance of our senior subordinated notes and our senior notes in October 2004, we capitalized approximately $23.1 million of debt financing costs, which will be amortized over their respective terms. In connection with the issuance of our term loan borrowings of $25.0 million in January 2006, we capitalized approximately $0.4 million of additional debt financing costs, which will be amortized over the term of the loan. In connection with the issuance of additional term loan borrowings of $205.0 million in February 2007 we capitalized approximately $4.0 million of additional debt financing costs, which will be amortized over the term of the loan. During the second quarter of 2007 we wrote-off and expensed $1.8 million of deferred debt financing costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings. During fiscal 2009, we wrote-off and expensed $4.4 million of deferred debt financing costs relating to the repurchase during the year of $96.3 million principal amount of senior subordinated notes. During fiscal 2009, we also capitalized approximately $0.7 million of additional debt financing costs in connection with an amendment to our credit facility. As of January 2, 2010 and January 3, 2009 we had net deferred debt financing costs of $6.7 million and $13.2 million, respectively. See Note 16.

        As of January 2, 2010, the aggregate contractual maturities of long-term debt are as follows (dollars in thousands):

Fiscal Year:
2010	$—
2011	240,000
2012	—
2013	130,000
2014	—
Thereafter	69,541

Total	$439,541

        The above schedule does not take into account the retirement of $240.0 million principal amount of our 8% senior notes due 2011 and $69.5 million principal amount of our 12% subordinated notes due 2016 and our issuance of $350.0 million principal amount of our 7.625% senior notes during the first quarter of fiscal 2010. See Note 16.

        At January 2, 2010 and January 3, 2009 accrued interest of $6.7 million and $9.4 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(7) Fair Value Measurements

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(7) Fair Value Measurements (Continued)

        Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy under the standard. The three levels are as follows:

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of January 2, 2010 and January 3, 2009, which is included in other liabilities in our consolidated balance sheet (dollars in thousands):

		Fair Value Measurements
	Description	Level 1	Level 2	Level 3
January 2, 2010	Interest rate swap	$—	$11,576	$—
January 3, 2009	Interest rate swap	$—	$13,117	$—

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of January 2, 2010 and January 3, 2009 are as follows (dollars in thousands):

	January 2, 2010		January 3, 2009
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)(2)
Senior Secured Term Loan due 2013	$130,000	$127,400	$130,000	$107,900
8% Senior Notes due 2011	240,000	243,000	240,000	207,600
12% Senior Subordinated Notes due 2016:
—represented by EISs	—	—	124,793	90,235
—held separately	69,541	69,172	41,007	29,651

(1)
Fair values are estimated based on quoted market prices, except as otherwise noted in footnote (2) below.

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

        Our term loan borrowings are subject to an interest rate swap discussed in Notes 6 and 8.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(8) Disclosures about Derivative Instruments and Hedging Activities

        We recognize all derivative instruments either as an asset or a liability in the balance sheet and measure such instruments at fair value. We do not engage in derivative instruments for trading purposes.

        The following table presents the fair value and the location within our consolidated balance sheet of all assets and liabilities associated with derivative instruments not designated as hedging instruments for accounting purposes (dollars in thousands):

		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at January 2, 2010	Fair Value at January 2, 2010
Interest rate swap	Other liabilities	—	$11,576

        See Notes 6 and 7 for additional information regarding our interest rate swap. We do not currently have any derivatives designated as hedging instruments under FASB standards.

        The following tables present the impact of derivative instruments and their location within our consolidated statement of operations (dollars in thousands):

	Amount of (Gain) Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Fiscal Year Ended January 2, 2010		Location of (Gain) Loss Recognized in Income on Derivatives
Interest rate swap	$152	*	Interest expense, net

*
The amount included in net interest expense for fiscal 2009 consists of $1,541 unrealized gain on our interest rate swap, and $1,693 charge (pre-tax) for the reclassification to net interest expense from accumulated other comprehensive income, respectively.

(9) Income Taxes

        The components of income before income tax expense consist of the following (dollars in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
U.S.	$28,644	$15,771	$28,406
Foreign	21	46	59

Total	$28,665	$15,817	$28,465

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(9) Income Taxes (Continued)

        Income taxes consist of the following (dollars in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Current:
Federal	$1,665	$(1,181)	$1,309
State	83	—	(13)
Foreign	31	15	21

Subtotal	1,779	(1,166)	1,317
Deferred:
Federal	8,300	6,782	8,497
State	1,145	468	826

Subtotal	9,445	7,250	9,323

Total	$11,224	$6,084	$10,640

        Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2009, 2008 and 2007 to income before income tax expense) as a result of the following:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit/expense	4.2%	3.3%	2.8%
Nondeductible expenses	(0.2)%	0.6%	—
Other differences	0.2%	(0.4)%	(0.4)%

Total	39.2%	38.5%	37.4%

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(9) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	January 2, 2010	January 3, 2009
Deferred tax assets:
Accounts receivable, principally due to allowance	$38	$38
Inventories, principally due to additional costs capitalized for tax purposes	841	863
Accruals and other liabilities	9,685	9,952
Net operating loss and tax credit carryforwards	314	994
Deferred debt financing costs	369	486

Total gross deferred tax assets	11,247	12,333
Deferred tax liabilities:
Plant and equipment	(4,888)	(4,259)
Goodwill	(25,939)	(21,669)
Trademarks	(58,880)	(54,566)
Customer relationship intangibles	(2,413)	(1,598)
Prepaid expenses	(674)	(631)

Total gross deferred tax liabilities	(92,794)	(82,723)

Net deferred tax liability	$(81,547)	$(70,390)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, at January 2, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

        The valuation allowance at January 2, 2010 and January 3, 2009 was $0.

        At January 2, 2010, we have state net operating loss carryforwards of $29.2 million, which are available to offset future taxable income, if any, through 2029. As a result of our acquisitions in prior years, the annual utilization of the net operating loss carryforwards acquired is limited under certain provisions of the Internal Revenue Code.

        At January 2, 2010 we have intangibles of $275.5 million for tax purposes, which are amortizable through 2022.

        At the beginning of fiscal 2007 we adopted the FASB interpretation relating to unrecognized tax benefits and reclassified $0.2 million to other non-current liabilities (of which the entire amount would

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(9) Income Taxes (Continued)

impact our effective tax rate if recognized) to account for unrecognized tax benefits relating to state income taxes and Canadian income taxes. At the end of fiscal 2009 and fiscal 2008, our liability for unrecognized tax benefits was less than $0.1 million, which includes interest and penalties. If recognized, it would have a favorable impact on our tax expense. Our policy is to classify interest and penalties related to income tax uncertainties as income tax expense.

        We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters.

        Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of January 2, 2010, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2006 and forward
United States—States	2002 and forward
Canada	2006 and forward

        Based upon the expiration of statutes of limitations and the conclusion of tax examinations in several jurisdictions, we believe it is reasonably possible that the total amount of previously unrecognized tax benefits may decrease within twelve months of the reporting date.

(10) Capital Stock

        Authorized Common Stock.    We have two separate authorized classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share. As of January 2, 2010, there were 47,367,292 shares of Class A common stock issued and outstanding. As of January 2, 2010, there were no shares of Class B common stock issued or outstanding. It is currently contemplated that at our 2010 annual meeting of stockholders our board of directors will propose an amendment to our certificate of incorporation to refer to our Class A common stock simply as "common stock" and to delete all references to the Class B common stock.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(10) Capital Stock (Continued)

        The following table sets forth the activity in the number of shares of Class A common outstanding (in thousands):

Class A Common Stock
Class A common stock outstanding at December 30, 2006	20,000
Shares issued in public offering	15,985
Shares issued in exchange for Class B common stock	794

Class A common stock outstanding at December 29, 2007	36,779
Shares issued for share-based compensation	18
Repurchases of Class A common stock	(550)

Class A common stock outstanding at January 3, 2009	36,247
Shares issued in public offering	11,500
Shares issued for share-based compensation	24
Repurchases of Class A common stock	(404)

Class A common stock outstanding at January 2, 2010	47,367

        The following table sets forth the activity in the number of shares of Class B common outstanding (in thousands):

Class B Common Stock
Class B common stock outstanding at December 30, 2006	7,556
Repurchases of Class B common stock	(6,762)
Shares repurchased in exchange for Class A common stock	(794)

Class B common stock outstanding at December 29, 2007	—

Class B common stock outstanding at January 3, 2009	—

Class B common stock outstanding at January 2, 2010	—

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(10) Capital Stock (Continued)

        With respect to rights to dividends and on liquidation, dissolution or winding up, there is no difference between our Class A and Class B common stock, except that under our organizational documents, for any dividend payment period ending after January 2, 2010, in the case of cash dividends, no such dividends shall be declared or paid on one class of common stock unless a cash dividend is simultaneously declared and paid on the other class of common stock, and any such dividend shall be paid on the Class B common stock (to the extent there are any issued and outstanding shares of Class B common stock) in an amount per share of Class B common stock equal to 110% of the amount of such dividend paid per share of Class A common stock.

        During fiscal 2009, our board of directors declared quarterly cash dividends on our Class A common stock of $0.17 per share. During fiscal 2008, our board of directors declared quarterly cash dividends on our Class A common stock of $0.212 per share during each of the first three quarters and $0.17 per share during the fourth quarter. During fiscal 2007 our board of directors declared quarterly cash dividends of $0.212 per share, on our Class A common stock. No shares of Class B common stock were outstanding in fiscal 2009 and 2008 and no dividends on our Class B common stock were declared in fiscal 2007.

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

  Stock and Debt Repurchase Program.

        On October 27, 2008, our board of directors authorized a stock and debt repurchase program for the repurchase of up to $10.0 million of our Class A common stock and/or 8% senior notes over the next twelve months. On May 5, 2009, the board of directors authorized an increase in the authorization to $25.0 million and extended the authorization through May 4, 2010. On August 6, 2009, the board of directors expanded the authorization to include repurchases of our senior subordinated notes and extended the authorization through August 5, 2010. Under the authorization, we may purchase shares of Class A common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC. As of the date of this report, none of the 8% senior notes or senior subordinated notes remains outstanding. See Note 16.

        The timing and amount of such repurchases, if any, will be at the discretion of management, and will depend on market conditions and other considerations. Therefore, there can be no assurance as to the number or aggregate dollar amount of shares of common stock that will be repurchased under the stock and debt repurchase program. We may discontinue the program at any time. Any shares repurchased pursuant to the stock repurchase program will be retired.

        We repurchased and retired 403,500 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $5.76, or $2.3 million in the aggregate during fiscal 2009, and

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(10) Capital Stock (Continued)

550,331 shares of Class A common stock in fiscal 2008 at an average cost per share (excluding fees and commissions) of $4.60, or $2.6 million in the aggregate. During fiscal 2009, we repurchased $6.3 million principal amount of our senior subordinated notes under the stock and debt repurchase program for $6.6 million plus accrued and unpaid interest. As of January 2, 2010, we had $13.5 million available for future repurchases under the program.

(11) Pension Benefits

        We have defined benefit pension plans covering substantially all of our employees. The benefits are based on years of service and the employee's compensation, as defined. We make annual contributions to the plans equal to the maximum amount that can be deducted for income tax purposes.

        The following table sets forth our defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used January 2, 2010 and January 3, 2009 measurement dates for fiscal 2009 and 2008, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	January 2, 2010	January 3, 2009
	(dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$29,038	$22,443
Amendment to plan	—	—
Actuarial loss	1,101	4,267
Service cost	1,661	1,361
Interest cost	1,785	1,497
Benefits paid	(681)	(530)

Projected benefit obligation at end of year	32,904	29,038

Change in plan assets:
Fair value of plan assets at beginning of year	19,197	23,657
Actual gain (loss) on plan assets	4,599	(6,430)
Employer contributions	3,550	2,500
Benefits paid	(681)	(530)

Fair value of plan assets at end of year	26,665	19,197

Net amount recognized:
Other assets	$604	$—
Other long-term liabilities	(6,843)	(9,841)

Funded status at the end of the year	$(6,239)	$(9,841)

Amount recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(350)	$(395)
Actuarial loss	(9,260)	(12,038)
Deferred taxes	3,641	4,712

Accumulated other comprehensive loss	$(5,969)	$(7,721)

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(11) Pension Benefits (Continued)

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost fiscal 2010 are as follows (dollars in thousands):

Prior service cost	$45
Actuarial gain	743

$788

	January 2, 2010	January 3, 2009
Weighted-average assumptions:
Discount rate	6.00%	6.00% to 6.10%
Rate of compensation increase	4.00%	4.00%
Expected long-term rate of return	7.25%	7.75%

        The discount rate used to determine year-end fiscal 2008 and fiscal 2009 pension benefit obligations was derived by matching the plans' expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(11) Pension Benefits (Continued)

        Net periodic cost includes the following components (dollars in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Service cost—benefits earned during the period	$1,661	$1,361	$1,391
Interest cost on projected benefit obligation	1,785	1,497	1,303
Expected return on plan assets	(1,463)	(1,832)	(1,485)
Amortization of unrecognized prior service cost	45	45	45
Amortization of (gain)/loss	743	(12)	(3)

Net pension cost	$2,771	$1,059	$1,251

        The asset allocation for our pension plans at the end of fiscal 2009 and fiscal 2008, and the target allocation for fiscal 2010, by asset category, follows. The fair value of plan assets for these plans is $26.7 million and $19.2 million at the end of fiscal 2009 and fiscal 2008, respectively. The expected long-term rate of return on these plan assets was 7.25% and 7.75% in fiscal 2009 and fiscal 2008, respectively.

        Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation	January 2, 2010	January 3, 2009
Equity securities	40%	47%	44%
Fixed income securities	58%	47%	36%
Cash	2%	6%	20%

Total	100%	100%	100%

        The general investment objective of each of the pension plans is to grow the plan assets in relation to the plan liabilities while prudently managing the risk of a decrease in the plan's assets relative to those liabilities. To meet this objective, our management has adopted the above target allocations that it reconsiders from time to time as circumstances change.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(11) Pension Benefits (Continued)

        The fair values of our pension plan assets at January 2, 2010, utilizing the fair value hierarchy discussed in Note 7 follow (dollars in thousands):

Asset Category	Level 1	Level 2	Level 3
Cash	$1,521	—	—
Equity securities:
U.S. mutual funds	9,560	—	—
International mutual funds	446	—	—
U.S. common stocks	2,465	—	—
Fixed income securities:
U.S. mutual funds	12,126	—	—
U.S. corporate bonds	547	—	—

Total	$26,665	—	—

        The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The long-term target allocations for plans assets are 58% in fixed income, 40% in equities and 2% in cash equivalents, although the actual plan asset allocations may be within a range around these targets. The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations.

        Information about the expected cash flows for the pension plan follows (dollars in thousands):

Pension Benefits
Company contributions:
2010	$2,400
Benefit payments:
2010	$862
2011	905
2012	1,010
2013	1,111
2014	1,354
2015 to 2019	10,526

        We are required to make $1.3 million in defined benefit pension plan contributions in fiscal 2010. Although not obligated to do so, we expect to make approximately $1.1 million of additional voluntary contributions to our defined benefit pension plans during fiscal 2010.

        We also sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $0.6 million, $0.8 million and $0.6 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(11) Pension Benefits (Continued)

        Pension expense relating to a multi-employer pension plan amounted to $1.1 million, $1.1 million and $0.9 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

(12) Related-Party Transactions

        Roseland Lease.    We lease a manufacturing and warehouse facility from a former chairman of our board of directors under an operating lease that expires on March 31, 2014. Total rent expense associated with this lease was $0.9 million for fiscal 2009 and $0.8 million for each of fiscal 2008 and 2007.

        Repurchase and Exchange of Class B Common Stock.    We used a portion of the proceeds of our May 2007 Class A common stock offering to repurchase 6,762,455 shares of our Class B common stock, which were held by, among others, Bruckmann, Rosser, Sherrill & Co., L.P. (BRS), then the majority shareholder of our Class B common stock; Stephen C Sherrill, the chairman of our board of directors and a managing director of BRS; and certain of our current and former executive officers, at a per share repurchase price equal to the offering price of our Class A common stock, or $13.00 per share, less discounts and commissions. We also exchanged the remaining 793,988 shares of our Class B common stock, which were held by certain of our current and former executive officers, for an equal numbers of shares of our Class A common stock in order to eliminate all of our outstanding Class B common stock. Our board of directors established a special committee comprised solely of our independent directors to recommend to our board of directors the repurchase price and exchange ratio for our Class B common stock, to negotiate with the holders of the Class B common stock, and to recommend to our board of directors if the transaction was in our best interests and fair to the holders of our Class A common stock. The special committee retained a financial advisor to provide information, advice and analysis to assist the special committee in its review of the proposed transaction. The special committee also engaged its own legal counsel to advise the special committee on its duties and responsibilities. The financial advisor delivered to the special committee an opinion that the proposed consideration to be paid by us to the holders of the Class B common stock was fair to us and the holders of the Class A common stock from a financial point of view. After considering all of the information it had gathered, the special committee recommended to our board of directors that from a valuation standpoint, the purchase price for the Class B common stock to be repurchased should be the offering price of the Class A common stock in the offering, net of underwriting discounts and commissions, and that each share of our Class B common stock to be exchanged should be exchanged for one share of our Class A common stock. The special committee also recommended to our board of directors that based on the repurchase price and Class A and Class B exchange ratio and other material terms of the transaction, the transaction was advisable and in our best interests and fair to the holders of our Class A common stock.

(13) Commitments and Contingencies

        Operating Leases.    We have several noncancelable operating leases, primarily for our corporate headquarters, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance. Total rental expense for our operating leases was $5.7 million, $4.2 million and $4.3 million, for the fiscal years 2009, 2008 and 2007, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(13) Commitments and Contingencies (Continued)

        As of January 2, 2010, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows (dollars in thousands):

Fiscal year ending:	Third Parties
2010	$5,827
2011	5,651
2012	5,323
2013	4,297
2014	3,222
Thereafter	7,886

Total	$32,206

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

        Environmental.    We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2009, 2008 or 2007 in order to comply with environmental laws or regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

(14) Incentive Plans

        Annual Bonus Plan.    Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company's attainment of pre-set annual financial objectives. Awards are normally paid in cash in a lump sum following the close of each plan year.

        Special Bonus Awards.    On September 25, 2007, our compensation committee approved a special bonus pool designed to recognize the significant contributions of our executive officers and certain members of senior management to the successful completion of the Cream of Wheat acquisition and the Class A common stock offering. The size of the special bonus pool was based upon the expected attainment of certain cash flow based performance targets for fiscal 2007 and was to be adjusted upwards or downwards by the compensation committee based upon actual results for fiscal 2007. The

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(14) Incentive Plans (Continued)

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

        The 2008 Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. Subject to adjustment as provided in the plan, the total number of shares of Class A common stock available for awards under the plan is 2,000,000, of which 1,957,865 were available for future issuance as of January 2, 2010. Some of those shares are subject to outstanding performance share long-term incentive awards (LTIAs) as described in the table below.

        Performance Share Awards.    Beginning in fiscal 2008, our compensation committee has made annual grants of performance share LTIAs to our executive officers and certain other members of senior management under the 2008 Omnibus Plan. The LTIAs entitle the participant to earn shares of Class A common stock upon the attainment of certain performance goals over the applicable performance period. The compensation committee intends for the LTIAs to have three-year performance periods. However, in order to phase in the program, the compensation committee granted three sets of performance share awards in 2008: the 2008 LTIAs, which had a one year performance period, fiscal 2008; the 2008 to 2009 LTIAs, which had a two-year cumulative performance period, fiscal 2008 and fiscal 2009; and the 2008 to 2010 LTIAs, which have a three-year cumulative performance period, fiscal 2008 through fiscal 2010. In fiscal 2009 and fiscal 2010, the compensation committee granted the 2009 to 2011 LTIAs and 2010 to 2012 LTIAs, each of which have three-year cumulative performance periods.

        The LTIAs, each have a threshold, target and maximum payout. The awards are settled based upon our performance over the applicable performance period. For the LTIAs granted to date, the applicable performance metric is and has been "excess cash" (as defined in the award agreements). If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant to the awards. If our performance meets or exceeds the performance threshold, then a varying amount of shares from the threshold amount (50% of the target number of shares) up to the maximum amount (300% of the target number of shares) may be earned. No shares are earned if the performance threshold is not met.

        No shares of Class A common stock in respect of the 2008 LTIAs were issued because the excess cash threshold for fiscal 2008 was not achieved. 399,842 shares of Class A common stock (less any shares withheld for minimum statutory income tax withholding) will be issued in March 2010 in respect of the 2008 to 2009 LTIAs.

        Shares of Class A common stock in respect of the 2008 to 2010 LTIAs, 2009 to 2011 LTIAs and 2010 to 2012 LTIAs will be issued in March 2011, March 2012 and March 2013, respectively, in each

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(14) Incentive Plans (Continued)

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

        During fiscal 2009, we recognized $4.4 million of compensation expense for performance share LTIAs, $2.8 million of which is reflected in general and administrative expenses, $0.8 million of which is reflected in sales, marketing and distribution expenses, and $0.8 million of which is reflected in cost of goods sold in our consolidated statements of operations. As of January 2, 2010, there was $2.4 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 24 months.

        The following table details the activity in our performance share LTIAs for fiscal 2009 as follows:

	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value (per share)(2)
Beginning of fiscal 2009	821,446	$7.25
Granted	1,178,472	$1.88
Vested	—	—
Forfeited	—	—

End of fiscal 2009	1,999,918	$4.09

(1)
Solely for purposes of this table, the number of performance shares is based on the participants earning their maximum number of performance shares (i.e., 300% of the target number of performance shares).

(2)
The fair value of the awards was determined based upon the closing price of our Class A common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

        Non-Employee Director Stock Grants.    Commencing in fiscal 2008, each of our non-employee directors receives an annual equity grant of $35,000 of Class A common stock (based upon the closing price of our Class A common stock the business day immediately prior to the date of grant) as part of his or her non-employee director compensation. These shares fully vest when issued. In the aggregate, 24,135 shares of Class A common stock were issued to non-employee directors in 2009 and 18,000 shares of Class A common stock were issued to non-employee directors in 2008. For each of fiscal 2009 and fiscal 2008, compensation expense of $0.2 million relating to the grants is reflected in general and administrative expenses in our consolidated statements of operations.

(15) Restructuring Charges

        In October 2008, we implemented a reduction in workforce that reduced our workforce by approximately 7.5%. We recorded severance and termination charges of approximately $0.8 million in

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(15) Restructuring Charges (Continued)

fiscal 2008. All of these charges resulted in cash payments. In the fourth quarter of fiscal 2008 and first quarter of fiscal 2009, we made cash payments of $0.3 million and $0.5 million, respectively.

(16) Subsequent Events

        7.625% Senior Notes due 2018.    In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a public offering price of 99.271% of face value. The original issue discount of $2.6 million will be amortized over the life of the notes as interest expense. Interest on the senior notes is payable on January 15 and July 15 of each year. The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as described below.

        On or after January 15, 2014, we may redeem some or all of the senior notes at a redemption price of 103.813% beginning January 15, 2014 and thereafter at prices declining annually to 100% on or after January 15, 2017. We may redeem up to 35% of the aggregate principal amount of the notes prior to January 15, 2013 with the net proceeds from certain equity offerings. We may also redeem some or all of the notes at any time prior to January 15, 2014 at a redemption price equal to the make-whole amount set forth in the first supplemental indenture relating to the senior notes (which we refer to as the senior notes indenture). In addition, if we undergo a change of control, we may be required to offer to repurchase the notes at the repurchase price set forth in the senior notes indenture plus accrued and unpaid interest to the date of redemption.

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

        Our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors' general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors' secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors' existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors' future subordinated debt. Our foreign subsidiary is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

        Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications.

        12% Senior Subordinated Notes due 2016.    In January 2010, we repurchased $44.7 million aggregate principal amount of the senior subordinated notes with a portion of the proceeds of our

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(16) Subsequent Events (Continued)

public offering of 7.625% senior notes due 2018 at a repurchase price of 106.5% of such principal amount plus accrued and unpaid interest, and set aside sufficient proceeds of the offering to repurchase or redeem the remaining senior subordinated notes. In February 2010, we repurchased or redeemed the remaining $24.8 million aggregate principal amount of the senior subordinated notes at a price equal to 106.0% of such principal amount, plus accrued and unpaid interest.

        8% Senior Notes due 2011.    In January 2010, we repurchased $238.9 million aggregate principal amount of the 8% senior notes with a portion of the proceeds of our public offering of 7.625% senior notes due 2018 at a repurchase price of 102.375% of such principal amount plus accrued and unpaid interest, and set aside sufficient proceeds of the offering to repurchase or redeem the remaining 8% senior notes. In February 2010, we repurchased or redeemed the remaining $1.1 million aggregate principal amount of the 8% senior notes at a price equal to 102.0% of such principal amount, plus accrued and unpaid interest.

        Deferred Debt Financing Costs.    In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.3 million of debt financing costs, which will be amortized over the term of the senior notes.

        In connection with the retirement of our 8% senior notes and 12% senior subordinated notes, we incurred a loss on extinguishment of debt of approximately $15.4 million, including the repurchase premium of $10.8 million and a write-off and expense of $4.6 million of deferred debt financing costs.

(17) Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Net sales
2009	$118,638	$122,899	$123,871	$135,608
2008	$116,342	$119,184	$116,515	$134,855
Gross profit
2009	$38,749	$36,866	$36,224	$36,894
2008	$34,930	$33,558	$30,737	$34,704
Net income
2009	$5,913	$6,029	$4,161	$1,338
2008	$4,409	$3,530	$2,890	$(1,096)
Basic and diluted net income (loss) per share
2009—Class A common stock	$0.16	$0.17	$0.11	$0.03
2008—Class A common stock	$0.12	$0.10	$0.08	$(0.03)
Distributed earnings per share
2009—Class A common stock—basic	$0.17	$0.17	$0.17	$0.17
2009—Class A common stock—diluted	$0.17	$0.17	$0.17	$0.17
2008—Class A common stock—basic and diluted	$0.21	$0.21	$0.21	$0.17

        Earnings per share were computed individually for each of the quarters presented using the weighted average number of shares outstanding during each quarterly period, while earnings per share

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007

(17) Quarterly Financial Data (unaudited) (Continued)

for the full year were computed using the weighted average number of shares outstanding during the full year; therefore, the sum of the earnings per share and distributed earnings amounts for the quarters may not equal the total for the full year. During fiscal 2009 and the fourth quarter of fiscal 2008, our board of directors declared quarterly cash dividends on our Class A common stock of $0.17. During each of the first three quarters in fiscal 2008 and fiscal 2007, our board of directors declared quarterly cash dividends on our Class A common stock of $0.212 per share. Since May 29, 2007, we no longer have any shares of Class B common stock issued or outstanding. In addition, no dividends on our Class B common stock were ever declared prior to such date. Therefore, for purposes of the earnings per share calculation, all distributed earnings are included in Class A common stock earnings per share.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(Dollars in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year ended December 29, 2007:
Allowance for doubtful accounts and discounts	$568	$175	—	$(2	)(a)	$745
Inventory reserve	$365	$75	—	—		$440
Year ended January 3, 2009:
Allowance for doubtful accounts and discounts	$745	$7	—	$7	(a)	$745
Inventory reserve	$440	$75	—	—		$515
Year ended January 2, 2010:
Allowance for doubtful accounts and discounts	$745	$(59)	—	$55	(a)	$631
Inventory reserve	$515	$—	—	$65	(b)	$450

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

        Based on our evaluation under the framework of Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective at January 2, 2010. The effectiveness of our internal control over financial reporting as of January 2, 2010 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report and incorporated by reference herein.

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

Changes in Internal Control Over Financial Reporting.

        As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading "Available Information," the information required by this Item will appear in the sections entitled "Corporate Governance," "Proposal 1—Election of Directors," "Our Management," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" included in our definitive proxy statement to be filed on or before May 3, 2010, relating to the 2010 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item will appear in the section entitled "Executive Compensation" and "Compensation Discussion and Analysis" included in our definitive proxy statement to be filed on or before May 3, 2010, relating to the 2010 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes information, as of January 2, 2010, relating to the 2008 Omnibus Incentive Compensation Plan, which was approved by the company's stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,989,037	(1)		(2)	—	(1)(3)
Equity compensation plans not approved by security holders	—		—		—

Total	1,989,037	(1)	—		—	(1)(3)

(1)
For the 2008 to 2010 performance share long-term incentive awards (LTIAs) and 2009 to 2011 performance share LTIAs, includes the maximum number of shares (i.e., 300% of the target number of shares) of Class A common stock that may be issued under the 2008 Omnibus Incentive Compensation Plan in respect of the LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance based awards will actually be earned and that shares of Class A common stock will be issued upon completion of the performance cycles. For the 2008 to 2009 performance share LTIAs, includes 292% of the target number of performance shares based upon our company's performance during the applicable performance period. 399,842 shares of Class A common stock (less any shares withheld for income tax withholding) will be issued in March 2010 in respect of the 2008 to 2009 LTIAs.

(2)
Not applicable.

(3)
As of the end of fiscal 2009, of the 2,000,000 shares authorized for issuance under the 2008 Omnibus Plan, 1,957,865 remained available for issuance. Although the number of shares listed in column (a) exceeds the number of shares that remained available for issuance under the 2008 Omnibus plan, the actual number of shares to be issued is likely to be substantially lower than the number of shares listed in column (a) because plan participants are likely to have shares withheld by our company to satisfy tax withholding requirements. In addition, as noted in footnote (1) above, the chart assumes maximum awards (i.e., 300% of the target number of shares) will be earned for the 2008 to 2010 performance share LTIAs and the 2009 to 2011 performance share LTIAs. There is no certainty, however, that awards will in fact be achieved at the maximum level or at all. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals will not count against the maximum number of remaining authorized shares under the plan.

        The remaining information required by this item will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in our definitive proxy statement to be filed on or before May 3, 2010, relating to the 2010 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" and "Corporate Governance" included in our definitive proxy statement to be filed on or before May 3, 2010, relating to the 2010 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the section entitled "Independent Registered Public Accounting Firm Fees" included in our definitive proxy statement to be filed on or before May 3, 2010, relating to the 2010 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        (a)   The following documents are filed as part of this report.

(1) Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.
Page
Reports of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009	51
Consolidated Statements of Operations for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	52
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	53
Consolidated Statements of Cash Flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	54
Notes to Consolidated Financial Statements	55
(2) Financial Statement Schedule. The following financial statement schedule is included in Part II, Item 8 of this report.
Schedule II—Schedule of Valuation and Qualifying Accounts	88
(3) Exhibits.

EXHIBIT NO.	DESCRIPTION
2.1	Asset Purchase Agreement, dated as of January 22, 2007, among Heritage Acquisition Corp. (successor in interest to COWC Acquisition Corp.), B&G Foods, Inc. and Kraft Foods Global, Inc. (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed on January 25, 2007, and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
3.2	Amended and Restated Bylaws of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods' Current Report on Form 8-K filed on May 25, 2007, and incorporated by reference herein)
4.1
Indenture, dated as of January 25, 2010, between B&G Foods, Inc. and The Bank of New York Mellon, as trustee (Filed as Exhibit 4.1 to B&G Foods' Current Report on Form 8-K filed on January 25, 2010, and incorporated by reference herein)
4.2
First Supplemental Indenture, dated as of January 25, 2010, between B&G Foods, Inc., BGH Holdings, Inc., Bloch & Guggenheimer, Inc. Burnham & Morrill Company, William Underwood Company, and The Bank of New York Mellon, as trustee, relating to the 7.625% senior notes due 2018 (Filed as Exhibit 4.2 to B&G Foods' Current Report on Form 8-K filed on January 25, 2010, and incorporated by reference herein)
4.3	Form of 7.625% Senior Note due 2018 (included in Exhibit 4.2)

EXHIBIT NO.	DESCRIPTION
4.4	Form of stock certificate for Class A common stock. (Filed as Exhibit 4.12 to Amendment No. 9 to Registration Statement on Form S-1 (file no. 333-112680) filed on October 7, 2004, and incorporated herein by reference)
10.1
Amended and Restated Credit Agreement, dated as of February 23, 2007, between B&G Foods, Inc., as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on February 28, 2007, and incorporated by reference herein)
10.2
First Amendment to Amended and Restated Credit Agreement and Resignation and Appointment Agreement, dated as of August 5, 2009, among B&G Foods, Inc., each Lender party thereto, certain subsidiaries of B&G Foods, Inc., Lehman Commercial Paper, Inc., as the Existing Agent, Swing Line Lender and as a Revolving Credit Lender, and Credit Suisse, Cayman Islands Branch, as the Successor Agent and successor Swing Line Lender (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on August 10, 2009, and incorporated by reference herein)
10.3
Guarantee and Collateral Agreement, dated as of October 14, 2004, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent. (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on October 20, 2004, and incorporated by reference herein)
10.4
First Amendment, dated as of January 10, 2006, to Guarantee and Collateral Agreement, by B&G Foods, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc., as Administrative Agent (Filed as Exhibit 10.6 to B&G Foods' Annual Report on Form 10-K filed March 7, 2006, and incorporated by reference herein)
10.5
Agreement by and between MSLO Emeril Acquisition Sub LLC (successor by assignment to Emeril's Food of Love Productions, L.L.C.) and B&G Foods, Inc. dated June 9, 2000 (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.6
Amended and Restated Employment Agreement by and between David L. Wenner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.7
Amended and Restated Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.8
Amended and Restated Employment Agreement by and between Vanessa E. Maskal and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.3 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.9
Amended and Restated Employment Agreement by and between James H. Brown and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.4 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION
10.10	Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.11
Employment Agreement, dated as of August 6, 2009, between William F. Herbes and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on August 10, 2009, and incorporated by reference herein)
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

Dated: March 1, 2010	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL Robert C. Cantwell Executive Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Chairman of the Board of Directors	March 1, 2010
/s/ DAVID L. WENNER David L. Wenner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010
/s/ ROBERT C. CANTWELL Robert C. Cantwell	Executive Vice President of Finance, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 1, 2010
/s/ JAMES R. CHAMBERS James R. Chambers	Director	March 1, 2010
/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director	March 1, 2010
/s/ DENNIS M. MULLEN Dennis M. Mullen	Director	March 1, 2010
/s/ ALFRED POE Alfred Poe	Director	March 1, 2010