Form 10-Q
period 2010-04-03
B&G Foods, Inc.
filed 2010-04-27
CIK 1278027

As filed with the Securities and Exchange Commission on April 27, 2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2010

or

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

As of April 27, 2010, the registrant had 47,618,660 shares of Class A common stock, par value $0.01 per share, issued and outstanding; and no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 3, 2010	January 2, 2010
Assets

Current assets:
Cash and cash equivalents	$69,358	$39,930
Trade accounts receivable, less allowance for doubtful accounts and discounts of $584 in 2010 and $631 in 2009	30,495	34,488
Inventories	88,765	86,134
Prepaid expenses	1,530	2,523
Income tax receivable	2,347	864
Deferred income taxes	1,671	1,981
Total current assets	194,166	165,920

Property, plant and equipment, net of accumulated depreciation of $74,320 and $72,217	53,748	53,598
Goodwill	253,353	253,353
Trademarks	227,220	227,220
Customer relationship intangibles, net	108,255	109,868
Net deferred debt financing costs and other assets	10,237	6,935
Total assets	$846,979	$816,894

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$25,462	$22,574
Accrued expenses	14,980	18,326
Dividends payable	8,095	8,052
Total current liabilities	48,537	48,952

Long-term debt	477,508	439,541
Other liabilities	18,745	19,265
Deferred income taxes	84,691	83,528
Total liabilities	629,481	591,286
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 47,618,660 and 47,367,292 shares issued and outstanding as of April 3, 2010 and January 2, 2010	476	474
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	222,785	231,549
Accumulated other comprehensive loss	(9,051)	(9,377)
Retained earnings	3,288	2,962
Total stockholders’ equity	217,498	225,608
Total liabilities and stockholders’ equity	$846,979	$816,894

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 3, 2010	April 4, 2009

Net sales	$125,182	$118,638
Cost of goods sold	83,154	79,889
Gross profit	42,028	38,749

Operating expenses:
Sales, marketing and distribution expenses	11,507	10,987
General and administrative expenses	2,545	2,339
Amortization expense—customer relationships	1,613	1,613
Operating income	26,363	23,810

Other expenses:
Interest expense, net	10,622	14,289
Loss on extinguishment of debt	15,224	—
Income before income tax expense	517	9,521
Income tax expense	191	3,608
Net income	$326	$5,913

Basic weighted average shares outstanding:	47,434	36,197
Class A common stock
Diluted weighted average shares outstanding:	47,728	36,197
Class A common stock

Basic and diluted earnings per share:
Class A common stock	$0.01	$0.16

Cash dividends declared per share:
Class A common stock	$0.17	$0.17

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 3, 2010	April 4, 2009

Cash flows from operating activities:
Net income	$326	$5,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,659	3,560
Amortization of deferred debt financing costs and bond discount	515	792
Deferred income taxes	107	2,834
Loss on extinguishment of debt	15,224	—
Share-based compensation expense	463	747
Excess tax benefits from share-based compensation	(330)	—
Unrealized loss on interest rate swap	303	743
Reclassification to net interest expense for interest rate swap	423	422
Changes in assets and liabilities:
Trade accounts receivable	3,993	4,584
Inventories	(2,631)	(4,984)
Prepaid expenses	993	152
Income tax receivable	7	783
Other assets	(17)	(219)
Trade accounts payable	2,888	(1,512)
Accrued expenses	(3,346)	(3,760)
Other liabilities	(701)	571
Net cash provided by operating activities	21,876	10,626

Cash flows from investing activities:
Capital expenditures	(2,164)	(2,443)
Net cash used in investing activities	(2,164)	(2,443)

Cash flows from financing activities:
Payments of long-term debt	(320,259)	—
Proceeds from issuance of long-term debt	347,448	—
Dividends paid	(8,052)	(6,162)
Excess tax benefits from share-based compensation	330	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,460)	—
Payments for repurchase of Class A common stock	—	(975)
Payments of debt financing costs	(8,246)	—
Net cash provided by (used in) financing activities	9,761	(7,137)

Effect of exchange rate fluctuations on cash and cash equivalents	(45)	(107)
Net increase in cash and cash equivalents	29,428	939

Cash and cash equivalents at beginning of period	39,930	32,559
Cash and cash equivalents at end of period	$69,358	$33,498

Supplemental disclosures of cash flow information:
Cash interest payments	$10,676	$17,130
Cash income tax payments	$81	$17
Cash income tax refunds	$(2)	$(24)
Non-cash transactions:
Dividends declared and not yet paid	$8,095	$6,126

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

(2)           Summary of Significant Accounting Policies

Fiscal Year

Our financial statements are presented on a consolidated basis.  Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal years ending January 1, 2011 (fiscal 2010) and January 2, 2010 (fiscal 2009) each contain 52 weeks.  Each quarter of fiscal 2010 and 2009 contains 13 weeks.

Basis of Presentation

The accompanying consolidated interim financial statements for the thirteen week periods ended April 3, 2010 (first quarter of 2010) and April 4, 2009 (first quarter of 2009) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of April 3, 2010, the results of our operations and cash flows for the first quarter of 2010 and 2009.  Our results of operations for the first quarter of 2010 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2009 included in our Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 1, 2010.

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

Recently Issued Accounting Standards

In September 2006, new authoritative accounting literature established a single definition of fair value, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard was effective as of the beginning of our fiscal 2008, with the exception of certain provisions deferred until the beginning of our fiscal 2009.  In February 2008, the effective date of the standard for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, was delayed until the beginning of our fiscal 2009.  We adopted the standard effective at the beginning of our fiscal 2008 for financial assets and financial liabilities, which did not have a material impact on our results of operations or financial position.  We adopted the standard effective at the beginning of our fiscal 2009 for non-financial assets and non-financial liabilities, which did not have a material impact on our results of operations or financial position.   In January 2010, the standard was amended to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement.  We adopted the amendment effective as of the beginning of our fiscal 2010. The amendment does not change how fair values are measured.  Accordingly, the amendment has not had an impact on our results of operations or financial position.

In December 2007, new authoritative accounting literature was issued relating to business combinations and noncontrolling interests in consolidated financial statements.  The standard relating to business combinations requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The noncontrolling interest standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  These standards were effective as of the beginning of our fiscal 2009.  The business combinations standard will be applied prospectively, and any effects will depend on future acquisitions.  The standard relating to noncontrolling interests in consolidated financial statements requires retroactive adoption.  We currently do not have any noncontrolling interests in subsidiaries.

In December 2008, new authoritative accounting literature was issued relating to an employer’s disclosure about postretirement benefit plan assets.  The standard requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans.  We adopted the standard effective as of the end of our fiscal 2009.  Since this requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of the standard did not have a material impact on our results of operations or financial position.  See Note 9 for the required disclosures about our defined benefit plan assets.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(3)           Inventories

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

Inventories consist of the following, as of the dates indicated (dollars in thousands):

	April 3, 2010	January 2, 2010
Raw materials and packaging	$29,416	$32,793
Work in process	587	1,239
Finished goods	58,762	52,102

Total	$88,765	$86,134

(4)           Goodwill, Trademarks and Customer Relationship Intangibles

There has been no change in the carrying amount of goodwill or trademarks (indefinite-lived intangibles) during the first quarter of 2010.

The following table reconciles the changes in the carrying amount of customer relationship intangibles for the first quarter of 2010 (dollars in thousands):

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
Balance at January 2, 2010	$129,000	$(19,132)	$109,868
Amortization expense	—	(1,613)	(1,613)
Balance at April 3, 2010	$129,000	$(20,745)	$108,255

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.  Amortization expense associated with customer relationship intangibles for each of the first quarter of 2010 and 2009 was $1.6 million, and is recorded in operating expenses.  We expect to recognize an additional $4.9 million of amortization expense associated with our current customer relationship intangibles during the remainder of fiscal 2010, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

(5)           Long-term Debt

Long-term debt consists of the following, as of the dates indicated (dollars in thousands):

	April 3, 2010	January 2, 2010
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000
7.625% Senior Notes due 2018, net of unamortized discount of $2,492 at April 3, 2010	347,508	—
12% Senior Subordinated Notes due 2016	—	69,541
8% Senior Notes due 2011	—	240,000
Total long-term debt	$477,508	$439,541

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-term Debt (Continued)

As of April 3, 2010, the aggregate contractual maturities of long-term debt are as follows (dollars in thousands):

Years ending December:
2010	$—
2011	—
2012	—
2013	130,000
2014	—
Thereafter	350,000
Total	$480,000

Senior Secured Credit Facility.  As amended, our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013.  The following discussion of the credit facility describes the credit facility as amended through the date of issuance of the accompanying unaudited consolidated financial statements.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of April 3, 2010, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

At April 3, 2010, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

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

We initially designated the swap as a cash flow hedge.  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in accumulated other comprehensive loss, net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge for accounting purposes.  Accordingly, subsequent to that determination, we record changes in the swap’s fair value in current earnings in net interest expense in our consolidated statements of operations.  We obtain third-party verification of fair value at the end of each reporting period.  As of April 3, 2010, the fair value of our interest rate swap was an unrealized loss of $11.9 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the first quarter of 2010 includes a $0.3 million charge relating to the unrealized loss on our interest rate swap and a reclassification of $0.4 million of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest in the first quarter of 2010 also includes a reduction in interest income primarily due to lower interest rates.  During the remainder of fiscal 2010, we expect to reclassify to net interest expense $1.3 million of the amount recorded in accumulated other comprehensive loss.

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

On or after January 15, 2014, we may redeem some or all of the senior notes at a redemption price of 103.813% beginning January 15, 2014 and thereafter at prices declining annually to 100% on or after January 15, 2017.  We may redeem up to 35% of the aggregate principal amount of the notes prior to January 15, 2013 with the net proceeds from certain equity offerings.  We may also redeem some or all of the notes at any time prior to January 15, 2014 at a redemption price equal to a specified make-whole amount.  In addition, if we undergo a change of control, we may be required to offer to repurchase the notes at the repurchase price of 101% plus accrued and unpaid interest to the date of redemption.

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

Our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The senior notes and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-term Debt (Continued)

guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt.  Our foreign subsidiary is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of April 3, 2010, we were in compliance with all of the covenants in the senior notes indenture.

12% Senior Subordinated Notes due 2016.  In January 2010, we repurchased $44.7 million aggregate principal amount of the senior subordinated notes with a portion of the proceeds of our public offering of 7.625% senior notes due 2018 at a repurchase price of 106.5% of such principal amount plus accrued and unpaid interest, and set aside sufficient proceeds of the offering to repurchase or redeem the remaining senior subordinated notes.  In February 2010, we repurchased or redeemed the remaining $24.8 million aggregate principal amount of the senior subordinated notes at a price equal to 106.0% of such principal amount, plus accrued and unpaid interest.

8 % Senior Notes due 2011.  In January 2010, we repurchased $238.9 million aggregate principal amount of the 8% senior notes with a portion of the proceeds of our public offering of 7.625% senior notes due 2018 at a repurchase price of 102.375% of such principal amount plus accrued and unpaid interest, and set aside sufficient proceeds of the offering to repurchase or redeem the remaining 8% senior notes.  In February 2010, we repurchased or redeemed the remaining $1.1 million aggregate principal amount of the 8% senior notes at a price equal to 102.0% of such principal amount, plus accrued and unpaid interest.

Subsidiary Guarantees.  We have no assets or operations independent of our direct and indirect subsidiaries.  All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt, and management has determined that our Canadian subsidiary that is not a guarantor of our long-term debt is a “minor subsidiary” as that term is used in Rule 3-10 of Regulation S-X promulgated by the SEC.  There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan.  Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

Deferred Debt Financing Costs.  In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes.  During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement during the quarter of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes.  As of April 3, 2010 and January 2, 2010 we had net deferred debt financing costs of $9.9 million and $6.7 million, respectively.

In connection with the retirement of our remaining 8% senior notes and 12% senior subordinated notes, we incurred a loss on extinguishment of debt of approximately $15.2 million during the first quarter of fiscal 2010, including the repurchase premium and other expenses of $10.7 million and a write-off and expense of $4.5 million of deferred debt financing costs.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-term Debt (Continued)

At April 3, 2010 and January 2, 2010 accrued interest of $6.0 million and $7.3 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(6)           Fair Value Measurements

The authoritative accounting literature relating to fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and the standard details the disclosures that are required for items measured at fair value.

Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy under the standard. The three levels are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.  We use a discounted cash flow analysis of the implied yield curves to value our interest rate swaps. We also consider our credit risk and counterparty credit risk in estimating the fair value of our financial instruments. While these inputs are observable, they are not all quoted market prices, so the fair values of our interest rate swap fall in Level 2.

Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of April 3, 2010 and January 2, 2010, which is included in other liabilities in our consolidated balance sheet (dollars in thousands):

		Fair Value Measurements
	Description	Level 1	Level 2	Level 3
April 3, 2010	Interest rate swap	$—	$11,879	$—
January 2, 2010	Interest rate swap	$—	$11,576	$—

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of April 3, 2010 and January 2, 2010 are as follows (dollars in thousands):

	April 3, 2010		January 2, 2010
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Senior Secured Term Loan due 2013	$130,000	$130,000	$130,000	$127,400
8% Senior Notes due 2011	—	—	240,000	243,000
7.625% Senior Notes due 2018	347,508	356,125	—	—
12% Senior Subordinated Notes due 2016	—	—	69,541	69,172

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)           Fair Value Measurements (Continued)

(1)   Fair values are estimated based on quoted market prices.

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

The following table presents the fair value and the location within our consolidated balance sheet of all assets and liabilities associated with derivative instruments not designated as hedging instruments for accounting purposes (dollars in thousands):

Derivatives not		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
designated as hedging instruments	Balance Sheet Location	Fair Value at April 3, 2010	Fair Value at April 3, 2010	Fair Value at January 2, 2010	Fair Value at January 2, 2010

Interest rate swap	Other liabilities	—	$11,879	—	$11,576

See notes 5 and 6 for additional information regarding our interest rate swap.  We do not currently have any derivatives designated as hedging instruments.

The following tables present the impact of derivative instruments and their location within our consolidated statement of operations (dollars in thousands):

	Amount of (Gain) Loss Recognized in Income on Derivatives		Amount of (Gain) Loss Recognized in Income on Derivatives		Location of (Gain) Loss Recognized in
Derivatives not designated as hedging instruments	Thirteen Weeks Ended April 3, 2010		Thirteen Weeks Ended April 4, 2009		Income on Derivatives

Interest rate swap	$726	*	$1,165	*	Interest expense, net

*  The amount included in net interest expense for the first quarters of 2010 and 2009, consist of $303 and $743 unrealized loss on our interest rate swap, and $423 and $422 (pre-tax) reclassified to net interest expense from accumulated other comprehensive loss, respectively.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)                                 Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments relating to assets and liabilities located in our Canadian subsidiary, changes in our pension benefits, net of tax and the change in the fair value of an interest rate swap during the period it was designated as an effective cash flow hedge, net of tax.  The amount recorded in accumulated other comprehensive loss related to the swap will be reclassified to net interest expense over the remaining life of the term loan as we make interest payments.

The components of comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended
	April 3, 2010	April 4, 2009

Net income	$326	$5,913
Other comprehensive income:
Foreign currency translation adjustments	(13)	(114)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	76	111
Reclassification to net interest expense for interest rate swap	263	262
Comprehensive income	$652	$6,172

(9)                                 Pension Benefits

Net periodic costs for the first quarter of 2010 and 2009 include the following components (dollars in thousands):

	Thirteen Weeks Ended
	April 3, 2010	April 4, 2009

Service cost—benefits earned during the period	$441	$419
Interest cost on projected benefit obligation	487	431
Expected return on plan assets	(487)	(376)
Amortization of unrecognized prior service cost	11	11
Amortization of loss	111	167
Net pension cost	$563	$652

During the first quarter of 2010, we made approximately $1.3 million in contributions to our defined benefit pension plans.  Although not obligated to do so, we expect to make $1.1 million of voluntary contributions to our defined benefit pension plans during the remainder of fiscal 2010.

(10)                          Commitments and Contingencies

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first quarter of 2010 or 2009 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced,

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)                          Commitments and Contingencies (Continued)

administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

In April 2008, the U.S. Government informed us that it was investigating SK Foods, LP, then one of our suppliers.  The Government informed us, and subsequent plea agreements confirmed, that SK Foods, together with a broker acting at the direction of certain SK Foods executives, was bribing purchasing managers at several large food companies, including, among others, Frito Lay, Kraft and B&G Foods.  As a result of the investigation, several senior executives at SK Foods have pleaded guilty to various criminal charges, including conspiracy to commit honest services fraud through bribery, resulting in the sale of products at inflated prices and the fraudulent labeling of such products.  In addition, the former owner and president of SK Foods is currently being held in prison pending trial.  As a result of SK Foods’ criminal misconduct and numerous material breaches of a Co-Pack Agreement between B&G Foods and SK Foods, B&G Foods terminated the Co-Pack Agreement in April 2009.  On May 7, 2009, SK Foods filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code.   In September 2009, B&G Foods filed proofs of claim in SK Foods’ bankruptcy proceedings to preserve offset rights against amounts owed to SK Foods or its affiliates and certain other claims against SK Foods and its affiliates for, among other things, fraud, breach of contract, indemnity, RICO and antitrust violations.  On March 24, 2010, the bankruptcy trustee in the bankruptcy proceedings involving SK Foods filed an adversary proceeding against our company alleging, among other things, breach of contract, avoidance of setoff, violation of the automatic stay, goods sold and delivered, objection to claims and equitable subordination and asserting damages of approximately $16.0 million.  We believe that the bankruptcy trustee’s allegations against B&G Foods are without merit and intend to vigorously defend against this matter, as well as file a counterclaim.  Our current deadline to respond to the complaint in the adversary proceeding is May 17, 2010.  As of April 3, 2010, no amounts have been accrued in our unaudited consolidated financial statements as we believe that a loss is not probable or estimable at this time.

Collective Bargaining Agreements.  Approximately 352 of our 736 employees, or 47.8%, as of April 3, 2010, were covered by collective bargaining agreements.  None of our collective bargaining agreements is scheduled to expire within one year.

Severance and Change of Control Agreements.  We have employment agreements with each of our seven executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined) or as a result of the employees’ disability, or termination by us or a deemed termination upon a change of control (as defined).  Severance benefits include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

(11)                          Earnings per Share

We currently have only one class of common stock issued and outstanding, designated as Class A common stock.  During the periods presented there were no shares of Class B common stock issued or

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                          Earnings per Share (Continued)

outstanding.  Basic earnings per share for the Class A common stock is calculated by dividing net income by the weighted average number of shares of Class A common stock outstanding.  Diluted earnings per share for the Class A common stock is calculated by dividing allocated net income by the weighted average number of shares of Class A common stock outstanding adjusted to include the effect that would have occurred if shares of Class A common stock issued during the first quarter of 2010 with respect to performance share awards for which performance periods had already been completed and performance goals had been satisfied as of the beginning of the quarter had been issued at the beginning of the quarter.  There were no potentially dilutive shares associated with our Class A common stock during the first quarter of 2009.

(12)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our top ten customers accounted for approximately 50.2% and 49.4% of consolidated net sales for the first quarter of 2010 and 2009, respectively.  Our top ten customers accounted for approximately 51.7% and 52.7% of our receivables as of April 3, 2010 and January 2, 2010, respectively.  Other than Wal-Mart, which accounted for 17.1% and 17.3% of our consolidated net sales for the first quarter of 2010 and 2009, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2010 or 2009.  Other than Wal-Mart, which accounted for 14.3% of our consolidated receivables as of April 3, 2010, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of the first quarter of 2010.  Other than Wal-Mart and C&S Wholesale Grocery, which accounted for 12.5% and 11.1% of our consolidated receivables, respectively, as of January 2, 2010, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of fiscal 2009.

During the first quarter of 2010 and 2009, our sales to foreign countries represented less than 1.0% of net sales.  Our foreign sales are primarily to customers in Canada.

(13)                          Share-Based Compensation

Beginning in fiscal 2008, our compensation committee has made annual grants of performance share long-term incentive awards (LTIAs) to our executive officers and certain other members of senior management under the 2008 Omnibus Incentive Compensation Plan.  The LTIAs entitle the participant to earn shares of Class A common stock upon the attainment of certain performance goals over the applicable performance period.  The LTIAs, each have a threshold, target and maximum payout.  The awards are settled based upon our performance over the applicable performance period.  For the LTIAs granted to date, the applicable performance metric is and has been “excess cash” (as defined in the award agreements).  If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant to the awards.  If our performance meets or exceeds the performance threshold, then a varying amount of shares from the threshold amount (50% of the target number of shares) up to the maximum amount (300% of the target number of shares) may be earned.  No shares are earned if the performance threshold is not met.

Based on the actual results of our company for the 2008 to 2009 performance period, 399,842 shares of Class A common stock were earned under the 2008 to 2009 LTIAs.  During the first quarter of 2010, 251,368 shares of Class A common stock were issued to participants at a market price of $9.83 per share.  The remaining 148,474 shares of Class A common stock were withheld to fund required statutory minimum withholding taxes on behalf of employees.  The excess tax benefit recorded to additional paid in capital as a result of the issuance of the Class A common stock was $0.3 million.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)                          Share-Based Compensation (Continued)

During the first quarter of 2010, we recognized $0.5 million of compensation expense for performance share LTIAs, $0.3 million of which is reflected in general and administrative expenses, $0.1 million of which is reflected in sales, marketing and distribution expenses, and $0.1 million of which is reflected in cost of goods sold in our consolidated statement of operations.  During the first quarter of 2009, we recognized $0.7 million of compensation expense for performance share LTIAs, $0.5 million of which is reflected in general and administrative expenses, $0.1 million of which is reflected in sales, marketing and distribution expenses, and $0.1 million of which is reflected in cost of goods sold in our consolidated statement of operations.  As of April 3, 2010, there was $4.3 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 33 months.

The following table details the activity in our performance share LTIAs for the first quarter of 2010:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2010	1,999,918	$3.99
Granted	513,804	$7.29
Vested	(399,842)	$7.65
Forfeited	(10,881)	$7.65
End of first quarter 2010	2,102,999	$4.08

(1)          Solely for purposes of this table, the number of performance shares is based on the participants earnings their maximum number of performance shares (i.e., 300% of the target number of performance shares).

(2)          The fair value of the awards was determined based upon the closing price of our Class A common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

(14)                          Stock and Debt Repurchase Program

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

The timing and amount of repurchases of our Class A common stock, if any, will be at the discretion of management, and will depend on market conditions and other considerations.  Therefore, there can be no assurance as to the number or aggregate dollar amount of shares that will be repurchased under the repurchase program.  We may discontinue the program at any time.  Any shares repurchased pursuant to the repurchase program will be retired.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)                          Stock and Debt Repurchase Plan (Continued)

We did not repurchase any shares of Class A common stock during the first quarter fiscal 2010.  During the first quarter of 2009 we repurchased and retired 213,600 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $4.53, or $1.0 million in the aggregate.  We did not repurchase any 8% senior notes or 12% senior subordinated notes under the repurchase program during the first quarter of 2010 or 2009.  As of April 3, 2010, we had $13.5 million available for future repurchases of Class A common stock under the repurchase program.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes for the thirteen weeks ended April 3, 2010 (first quarter of 2010) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 2, 2010 (fiscal 2009) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2010 (which we refer to as our 2009 Annual Report on Form 10-K).

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

We purchase maple syrup primarily from Quebec, Canada and Vermont.  In 2008, maple syrup production in Canada, which represents the great majority of global production, was significantly below industry needs due to growing global demand and one of the worst crop yields in nearly 40 years.  As a result, the price we paid for maple syrup increased significantly and we were faced with a shortfall in supply as compared to our needs, which had a negative impact on our sales volume of maple syrup products during fiscal 2008 that continued through the first two quarters of 2009.  Early indications suggest that the 2010 maple syrup crop yield is expected to be more consistent with historic levels.

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

Fluctuations in Currency Exchange Rates:  We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada.  Any weakening of the U.S. dollar against the Canadian dollar, could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar.

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

In our 2009 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies since January 2, 2010.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2010 and 2009 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	April 3, 2010	April 4, 2009
Statement of Operations:
Net sales	100.0%	100.0%
Cost of goods sold	66.4%	67.3%
Gross profit	33.6%	32.7%

Sales, marketing and distribution expenses	9.2%	9.3%
General and administrative expenses	2.0%	2.0%
Amortization expense—customer relationships	1.3%	1.3%
Operating income	21.1%	20.1%

Interest expense, net	12.2%	12.1%
Loss on extinguishment of debt	8.5%	—
Income before income tax expense	0.4%	8.0%

Income tax expense	0.1%	3.0%
Net income	0.3%	5.0%

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

Net Interest Expense.  Net interest expense includes interest relating to our outstanding indebtedness, amortization of bond discount and amortization of deferred debt financing costs, net of interest income and subsequent to our determination in September 2008 that our interest rate swap is no longer an effective hedge for accounting purposes, unrealized gains or losses on the interest rate swap and the reclassification of amounts recorded in accumulated other comprehensive loss related to the swap.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt includes costs relating to the retirement of indebtedness, including any repurchase premium and write-off of deferred debt financing costs.

Non-GAAP Financial Measures

Certain disclosures in this report include non-GAAP financial measures.  A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows.

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the first quarter of 2010 and 2009 along with the components of EBITDA follows:

	Thirteen Weeks Ended
	April 3, 2010	April 4, 2009
	(dollars in thousands)
Net income	$326	$5,913
Income tax expense	191	3,608
Interest expense, net	10,622	14,289
Depreciation and amortization	3,659	3,560
Loss on extinguishment of debt	15,224	—
EBITDA	30,022	27,370
Income tax expense	(191)	(3,608)
Interest expense, net	(10,622)	(14,289)
Deferred income taxes	107	2,834
Amortization of deferred financing costs and bond discount	515	792
Unrealized loss on interest rate swap	303	743
Reclassification to net interest expense for interest rate swap	423	422
Share-based compensation expense	463	747
Excess tax benefits from share-based compensation	(330)	—
Changes in assets and liabilities	1,186	(4,385)
Net cash provided by operating activities	$21,876	$10,626

First quarter of 2010 compared to the first quarter of 2009

Net Sales.  Net sales increased $6.6 million or 5.5% to $125.2 million for the first quarter of 2010 from $118.6 million for the first quarter of 2009.  The increase was attributable to unit volume and sales price increases of $4.7 million and $1.9 million, respectively.  Net sales of our Ortega, Cream of Wheat, Maple Grove Farms of Vermont, Polaner, Las Palmas and Ac’cent products increased by $2.2 million, $2.1 million, $2.1 million, $1.0 million, $0.7 million and $0.6 million or 7.5%, 12.8%, 14.4%, 10.6%, 8.7% and 15.8%, respectively.  These increases were offset by a reduction in net sales of B&M, B&G and Regina products of $1.1 million, $0.6 million and $0.4 million or 22.0%, 6.6% and 13.3%, respectively.  In the aggregate, net sales for all other brands remained constant.  The majority of the net sales increase for Maple Grove Farms of Vermont was attributable to an increase in net sales of private label maple syrup.

Gross Profit.  Gross profit increased $3.3 million or 8.5% to $42.0 million for the first quarter of 2010 from $38.7 million for the first quarter of 2009.  Gross profit expressed as a percentage of net sales increased 0.9 percentage points to 33.6% in the first quarter of 2010 from 32.7% in the first quarter of 2009.  The increase in gross profit expressed as a percentage of net sales was primarily attributable to increased sales prices of $1.9 million and a decrease in commodity and ingredient costs slightly offset by an increase in packaging and fuel surcharge costs.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses increased $0.5 million or 4.7% to $11.5 million for the first quarter of 2010 from $11.0 million for the first quarter of 2009.  This increase is primarily due to an increase in consumer and trade marketing of $0.5 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased 0.1 percentage points to 9.2% for the first quarter of 2010 from 9.3% for the first quarter of 2009.

General and Administrative Expenses.  General and administrative expenses increased $0.2 million or 8.8% to $2.5 million for the first quarter of 2010 from $2.3 million in the first quarter of 2009.  The increase in general and administrative expenses primarily resulted from an increase in professional fees and other expenses.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships remained consistent at $1.6 million for the first quarter of 2010 as compared to the first quarter of 2009.

Operating Income.  As a result of the foregoing, operating income increased $2.6 million or 10.7% to $26.4 million for the first quarter of 2010 from $23.8 million for the first quarter of 2009.  Operating income expressed as a percentage of net sales increased to 21.1% in the first quarter of 2010 from 20.1% in the first quarter of 2009.

Net Interest Expense.  Net interest expense decreased $3.7 million or 25.7% to $10.6 million for the first quarter of 2010 from $14.3 million in the first quarter of 2009.  The decrease in net interest expense in the first quarter of 2010 was primarily attributable to a decrease of 1.7 percentage points in the effective interest rate on our long-term debt to 7.9% in the first quarter of 2010 from 9.6% in the first quarter of 2009 and a reduction of $58.3 million in the average principal amount of our long-term debt outstanding during the first quarter of 2010 as compared to the first quarter of 2009.  The decrease in the effective interest rate and the reduction in the average principal amount of our long-term debt outstanding is the result of the refinancing of our 8% senior notes and 12% senior subordinated notes with the proceeds of the issuance of our 7.625% senior notes during the first quarter of 2010 and our public offering of Class A common stock completed in the third quarter of 2009.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first quarter of 2010 includes $15.2 million of costs relating to our repurchase and redemption of $69.5 million aggregate principal amount of senior subordinated notes and $240.0 million aggregate principal amount of senior notes, including $10.7 million for the payment of a repurchase premium and a non-cash charge of $4.5 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased.  During the first quarter of 2009, we did not extinguish any debt.

Income Tax Expense.  Income tax expense decreased $3.4 million to $0.2 million for the first quarter of 2010 from $3.6 million for the first quarter of 2009.  Our effective tax rate was 37.0% for the first quarter of 2010 and 37.9% for the first quarter of 2009.  The decrease in our effective tax rate is primarily due to incremental tax deductions for manufacturing credits.

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

Cash Flows.  Cash provided by operating activities increased $11.3 million to $21.9 million for the first quarter of 2010 from $10.6 million for the first quarter of 2009.  The increase in cash provided from operating activities in the first quarter of 2010 as compared to the first quarter of 2009 was primarily due to an increase in net sales, improved profitability and working capital improvements.

Net cash used in investing activities for the first quarter of 2010 decreased $0.2 million to $2.2 million from $2.4 million for the first quarter of 2009.  Net cash used in investing activities for the first quarter of 2010 and 2009 consisted entirely of capital spending.  Capital expenditures in the first quarter of 2010 and 2009 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash provided by financing activities for the first quarter of 2010 was $9.8 million as compared to net cash used in financing activities of $7.1 million for the first quarter of 2009.  Net cash provided by financing activities for the first quarter of 2010 include net proceeds of $347.4 million from the issuance of our 7.625% senior notes and a $0.3 million excess tax benefits from share-based compensation.  Net cash provided by financing activities were reduced by $320.3 million in payments for the repurchase and redemption of $69.5 million principal amount of our 12% senior subordinated notes and $240.0 million principal amount of our 8% senior notes, $8.2 million of deferred financing costs, $8.1 million of dividend payments and $1.5 million in payments of tax withholding on behalf of employees for net share settlement of share-based compensation.  Net cash used in financing activities for the first quarter of 2009 consisted of the payment of dividends and the repurchase of Class A common stock.

Based on a number of factors, including our trademark, goodwill and customer relationship intangibles amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2009 and 2008 as compared to our tax expense for financial reporting purposes.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and customer relationship intangibles for the taxable years 2010 through 2022.

Dividend Policy

Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business.  Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us.  From the date of our initial public offering in October 2004 through the dividend payment we made on October 30, 2008, the dividend rate for our Class A common stock was $0.848 per share per annum.  Beginning with the dividend payment we made on January 30, 2009, the current intended dividend rate for our Class A common stock is $0.68 per share per annum.

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

For the first quarter of 2010 and 2009, we had cash flows provided by operating activities of $21.9 million and $10.6 million, and distributed $8.1 million and $6.2 million, respectively, as dividends. At our current intended dividend rate of $0.680 per share per annum, we expect our aggregate dividend payments in fiscal 2010 to be $32.4 million.  If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Environmental and Health and Safety Costs

We have not made any material expenditures during the first quarter of 2010 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of April 3, 2010, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

At April 3, 2010, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

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

We initially designated the swap as a cash flow hedge.  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in accumulated other comprehensive loss, net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge.  Accordingly, subsequent to that determination, we record changes in the swap’s fair value in current earnings in net interest expense in our consolidated statements of operations.  We obtain third-party verification of fair value at the end of each reporting period.  As of April 3, 2010, the fair value of our interest rate swap was an unrealized loss of $11.9 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the first quarter of 2010 includes a $0.3 million charge relating to the unrealized loss on our interest rate swap and a reclassification of $0.4 million of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest in the first quarter of 2010 also includes a reduction in interest income primarily due to lower interest rates.  During the remainder of fiscal 2010, we expect to reclassify to net interest expense $1.3 million of the amount recorded in accumulated other comprehensive loss.

12% Senior Subordinated Notes due 2016.  In October 2004, we issued $165.8 million aggregate principal amount of 12% senior subordinated notes due 2016.  During the third and fourth quarters of fiscal 2009, we repurchased $96.3 million principal amount of senior subordinated notes, which resulted in a pre-tax charge of $10.2 million, representing a cash charge of $5.8 million relating to the repurchase and call premiums and a non-cash charge of $4.4 million relating to the write-off of unamortized deferred debt financing costs.

In January 2010, we repurchased $44.7 million aggregate principal amount of the senior subordinated notes with the proceeds of our public offering of 7.625% senior notes at a repurchase price of 106.5% of such principal amount plus accrued and unpaid interest, and set aside sufficient proceeds of the offering to repurchase or redeem the remaining senior subordinated notes.  In February 2010, we repurchased or redeemed the remaining $24.8 million aggregate principal amount of the senior subordinated notes at a price equal to 106.0% of such principal amount, plus accrued and unpaid interest.

8 % Senior Notes due 2011.  In October 2004, we issued $240.0 million aggregate principal amount of 8% senior notes due 2011.  In January 2010, we repurchased $238.9 million aggregate principal amount of the 8% senior notes with the proceeds of our public offering of 7.625% senior notes at a repurchase price of 102.375% of such principal amount plus accrued and unpaid interest, and set aside sufficient proceeds of the offering to repurchase or redeem the remaining 8% senior notes.  In February 2010, we repurchased or redeemed the remaining $1.1 million aggregate principal amount of the 8% senior notes at a price equal to 102.0% of such principal amount, plus accrued and unpaid interest.

Loss on Extinguishment of Debt.  In connection with the retirement of our 12% senior subordinated notes and 8% senior notes, we incurred a loss on extinguishment of debt of approximately $15.2 million in the first quarter of 2010, including the repurchase premium of $10.7 million and a write-off and expense of $4.5 million of deferred debt financing costs.

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

On or after January 15, 2014, we may redeem some or all of the senior notes at a redemption price of 103.813% beginning January 15, 2014 and thereafter at prices declining annually to 100% on or after January 15, 2017.  We may redeem up to 35% of the aggregate principal amount of the notes prior to January 15, 2013 with the net proceeds from certain equity offerings.  We may also redeem some or all of the notes at any time prior to January 15, 2014 at a redemption price equal to a specified make-whole amount.  In addition, if we undergo a change of control, we may be required to offer to repurchase the notes at the repurchase price of 101% plus accrued and unpaid interest to the date of redemption.

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

Our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The senior notes and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt.  Our foreign subsidiary is not a guarantor, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of April 3, 2010, we were in compliance with all of the covenants in the senior notes indenture.

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

The timing and amount of repurchases of our Class A common stock, if any, will be at the discretion of management, and will depend on market conditions and other considerations.  Therefore, there can be no assurance as to the number or aggregate dollar amount of shares that will be repurchased under the repurchase program.  We may discontinue the program at any time.  Any shares repurchased pursuant to the repurchase program will be retired.

We did not repurchase any shares of Class A common stock during the first quarter fiscal 2010.  During the first quarter of 2009 we repurchased and retired 213,600 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $4.53, or $1.0 million in the aggregate.  We did not repurchase any 8% senior notes or 12% senior subordinated notes under the repurchase program during the first quarter of 2010 or 2009.  As of April 3, 2010, we had $13.5 million available for future repurchases of Class A common stock under the repurchase program.

Future Capital Needs

We are highly leveraged.  On April 3, 2010, our total long-term debt and stockholders’ equity was $477.5 million and $217.5 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our Class A common stock.  We expect to make capital expenditures of up to approximately $11.0 million in the aggregate during fiscal 2010, $2.2 million of which have already been made during the first quarter.

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

Inflation

During the past several years, we have been faced with increasing prices in certain commodities and packaging materials.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  We believe that through sales price increases and our cost saving efforts we have to a large degree been able to offset the impact of recent raw material, packaging and transportation cost increases, although in certain cases on a lagging basis.  There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset the increased cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

Recent Accounting Pronouncements

In September 2006, new authoritative accounting literature established a single definition of fair value, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This standard was effective as of the beginning of our fiscal 2008, with the exception of certain provisions deferred until the beginning of our fiscal 2009.  In February 2008, the effective date of the standard for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, was delayed until the beginning of our fiscal 2009.  We adopted the standard effective at the beginning of our fiscal 2008 for financial assets and financial liabilities, which did not have a material impact on our results of operations or financial position.  We adopted the standard effective at the beginning of our fiscal 2009 for non-financial assets and non-financial liabilities, which did not have a material impact on our results of operations or financial position.   In January 2010, the standard was amended to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement.  We adopted the amendment effective as of the beginning of our fiscal 2010. The amendment does not change how fair values are measured.  Accordingly, the amendment has not had an impact on our results of operations or financial position.

In December 2007, new authoritative accounting literature was issued relating to business combinations and noncontrolling interests in consolidated financial statements.  The standard relating to business combinations requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The noncontrolling interest standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  These standards were effective as of the beginning of our fiscal 2009.  The business combinations standard will be applied prospectively, and any effects will depend on future acquisitions.  The standard relating to noncontrolling interests in consolidated financial statements requires retroactive adoption.  We currently do not have any noncontrolling interests in subsidiaries.

In December 2008, new authoritative accounting literature was issued relating to an employer’s disclosure about postretirement benefit plan assets.  The standard requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans.  We adopted the standard effective as of the end of our fiscal 2009.  Since this requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of the standard did not have a material impact on our results of operations or financial position.  See Note 9 for the required disclosures about our defined benefit plan assets.

Off-balance Sheet Arrangements

As of April 3, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first quarter of 2010, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2009 Annual Report on Form 10-K, except that in January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a price to the public of 99.271% of their face value.  We used a portion of the net proceeds from the offering to retire all $240.0 million principal amount of our 8% senior notes and the remaining $69.5 million principal amount of our 12% senior subordinated notes.  See “Debt” above.  Our interest obligations on the 7.625% senior notes are expected to be $26.7 million per annum.  In addition, our expected contributions to our defined benefit pension plans for fiscal 2010 have increased from

$1.3 million to $2.4 million because, although not obligated to do so, we expect to make $1.1 million of voluntary contributions to our defined benefit pension plans during the remainder of fiscal 2010.

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

•                  the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products; and

•                  other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors” in our 2009 Annual Report on Form 10-K.

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The revolving credit facility was undrawn at April 3, 2010 and January 2, 2010, and we currently have no plans to draw upon the facility for the foreseeable future.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million at April 3, 2010.

We have outstanding $130.0 million of term loan borrowings at April 3, 2010 and January 2, 2010.  The term loan borrowings are fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007 with an affiliate of Lehman.  See the discussion of the interest rate swap and the Lehman bankruptcy filing above under the heading “Liquidity and Capital Resources—Debt—Senior Secured Credit Facility” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of April 3, 2010 and January 2, 2010 are as follows (dollars in thousands):

	April 3, 2010		January 2, 2010
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Senior Secured Term Loan due 2013	$130,000	$130,000	$130,000	$127,400
8% Senior Notes due 2011	—	—	240,000	243,000
7.625% Senior Notes due 2018	347,508	$356,125	—	—
12.0% Senior Subordinated Notes due 2016	—	—	69,541	69,172

(1)          Fair values are estimated based on quoted market prices.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 10 of Notes to Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Reserved

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

Dated: April 27, 2010	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)