Form 10-Q
period 2010-07-03
B&G Foods, Inc.
filed 2010-07-27
CIK 1278027

As filed with the Securities and Exchange Commission on July 27, 2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2010

or

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

As of July 27, 2010, the registrant had 47,635,640 shares of Class A common stock, par value $0.01 per share, issued and outstanding; and no shares of Class B common stock, par value $0.01 per share, issued or outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 3, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$80,500	$39,930
Trade accounts receivable, less allowance for doubtful accounts and discounts of $536 in 2010 and $631 in 2009	27,524	34,488
Inventories	94,110	86,134
Prepaid expenses	1,752	2,523
Income tax receivable	2,034	864
Deferred income taxes	1,671	1,981
Total current assets	207,591	165,920

Property, plant and equipment, net of accumulated depreciation of $76,337 in 2010 and $72,217 in 2009	54,056	53,598
Goodwill	253,353	253,353
Trademarks	227,220	227,220
Customer relationship intangibles, net	106,643	109,868
Net deferred debt financing costs and other assets	9,816	6,935
Total assets	$858,679	$816,894

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$25,892	$22,574
Accrued expenses	21,687	18,326
Dividends payable	8,098	8,052
Total current liabilities	55,677	48,952

Long-term debt	477,588	439,541
Other liabilities	18,657	19,265
Deferred income taxes	87,534	83,528
Total liabilities	639,456	591,286
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Class A common stock, $0.01 par value per share. Authorized 100,000,000 shares; 47,635,640 and 47,367,292 issued and outstanding as of July 3, 2010 and January 2, 2010	476	474
Class B common stock, $0.01 par value per share. Authorized 25,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	215,694	231,549
Accumulated other comprehensive loss	(8,728)	(9,377)
Retained earnings	11,781	2,962
Total stockholders’ equity	219,223	225,608
Total liabilities and stockholders’ equity	$858,679	$816,894

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$121,145	$122,899	$246,327	$241,537
Cost of goods sold	81,747	86,033	164,901	165,922
Gross profit	39,398	36,866	81,426	75,615

Operating expenses:
Sales, marketing and distribution expenses	10,614	10,929	22,121	21,916
General and administrative expenses	2,849	2,478	5,394	4,817
Amortization expense—customer relationships	1,612	1,612	3,225	3,225
Operating income	24,323	21,847	50,686	45,657

Other expenses:
Interest expense, net	10,898	12,137	21,520	26,426
Loss on extinguishment of debt	—	—	15,224	—
Income before income tax expense	13,425	9,710	13,942	19,231
Income tax expense	4,932	3,681	5,123	7,289
Net income	$8,493	$6,029	8,819	11,942

Basic weighted average shares outstanding:
Class A common stock	47,625	35,945	47,526	36,071
Diluted weighted average shares outstanding:
Class A common stock	48,450	36,008	48,197	36,071

Basic and diluted earnings per share:
Basic Class A common stock	$0.18	$0.17	$0.19	$0.33
Diluted Class A common stock	$0.18	$0.17	$0.18	$0.33
Cash dividends declared per share:
Class A common stock	$0.17	$0.17	$0.34	$0.34

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 3, 2010	July 4, 2009

Cash flows from operating activities:
Net income	$8,819	$11,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,357	7,170
Amortization of deferred debt financing costs and bond discount	1,015	1,612
Deferred income taxes	2,759	5,947
Loss on extinguishment of debt	15,224	—
Share-based compensation expense	1,470	1,802
Excess tax benefits from share-based compensation	(330)	—
Unrealized loss (gain) on interest rate swap	1,349	(739)
Reclassification to net interest expense for interest rate swap	847	846
Changes in assets and liabilities:
Trade accounts receivable	6,964	6,843
Inventories	(7,976)	(22,109)
Prepaid expenses	771	(490)
Income tax receivable	320	514
Other assets	(16)	(219)
Trade accounts payable	3,318	3,607
Accrued expenses	3,361	897
Other liabilities	(1,757)	(291)
Net cash provided by operating activities	43,495	17,332

Cash flows from investing activities:
Capital expenditures	(4,595)	(5,568)
Net cash used in investing activities	(4,595)	(5,568)

Cash flows from financing activities:
Payments of long-term debt	(320,259)	—
Proceeds from issuance of long-term debt	347,448	—
Dividends paid	(16,147)	(12,288)
Excess tax benefits from share-based compensation	330	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,460)	—
Payments for repurchase of Class A common stock	—	(2,334)
Payments of debt financing costs	(8,246)	—
Net cash provided by (used in) financing activities	1,666	(14,622)

Effect of exchange rate fluctuations on cash and cash equivalents	4	(107)
Net increase (decrease) in cash and cash equivalents	40,570	(2,965)

Cash and cash equivalents at beginning of period	39,930	32,559
Cash and cash equivalents at end of period	$80,500	$29,594

Supplemental disclosures of cash flow information:
Cash interest payments	$12,973	$25,124
Cash income tax payments	$2,081	$852
Cash income tax refunds	$(2)	$(24)
Non-cash transactions:
Dividends declared and not yet paid	$8,098	$6,097

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended July 3, 2010 (second quarter of 2010 and first two quarters of 2010) and July 4, 2009 (second quarter of 2009 and first two quarters of 2009) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of July 3, 2010, the results of our operations for the second quarter and first two quarters of 2010 and 2009, and cash flows for the first two quarters of 2010 and 2009.  Our results of operations for the second quarter and first two quarters of 2010 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2009 included in our Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 1, 2010.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reporting of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment and deferred tax assets; and the accounting for share-based compensation expense.  Actual results could differ significantly from these estimates and assumptions.

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, that management believe to be reasonable under the circumstances.  We adjust such estimates and assumptions when facts and circumstances dictate.  Recent volatility in the credit and equity markets has increased the uncertainty inherent in certain of these estimates and assumptions.

Recently Issued Accounting Standards

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2009 Annual Report on Form 10-K.

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

Inventories consist of the following, as of the dates indicated (dollars in thousands):

	July 3, 2010	January 2, 2010
Raw materials and packaging	$37,074	$32,793
Work in process	325	1,239
Finished goods	56,711	52,102

Total	$94,110	$86,134

(4)                                 Goodwill, Trademarks and Customer Relationship Intangibles

There has been no change in the carrying amount of goodwill or trademarks (indefinite-lived intangibles) during the first two quarters of 2010.

The following table reconciles the changes in the carrying amount of customer relationship intangibles for the first two quarters of 2010 (dollars in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)                                 Goodwill, Trademarks and Customer Relationship Intangibles (Continued)

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
Balance at January 2, 2010	$129,000	$(19,132)	$109,868
Amortization expense	—	(3,225)	(3,225)
Balance at July 3, 2010	$129,000	$(22,357)	$106,643

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.  Amortization expense associated with customer relationship intangibles for each of the second quarter and first two quarters of 2010 and 2009 was $1.6 million and $3.2 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $3.3 million of amortization expense associated with our current customer relationship intangibles during the remainder of fiscal 2010, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

(5)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (dollars in thousands):

	July 3, 2010	January 2, 2010
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000
7.625% Senior Notes due 2018, net of unamortized discount of $2,412 at July 3, 2010	347,588	—
12% Senior Subordinated Notes due 2016	—	69,541
8% Senior Notes due 2011	—	240,000
Total long-term debt	$477,588	$439,541

As of July 3, 2010, the aggregate contractual maturities of long-term debt are as follows (dollars in thousands):

Years ending December:
2010	$—
2011	—
2012	—
2013	130,000
2014	—
Thereafter	350,000
Total	$480,000

Senior Secured Credit Facility.  As amended, our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013.  The following discussion of the credit

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

facility describes the credit facility as amended through the date of issuance of the accompanying unaudited interim consolidated financial statements.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of July 3, 2010, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

At July 3, 2010, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash and cash equivalents on hand and working capital requirements, we have no plans to do so for the foreseeable future.

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

We initially designated the swap as a cash flow hedge.  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in accumulated other comprehensive loss, net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge for accounting purposes.  Accordingly, subsequent to that determination, we record changes in the swap’s fair value in current earnings in net interest expense in our consolidated statements of operations.  We obtain third-party verification of the fair value at the end of each reporting period.  As of July 3, 2010, the fair value of our interest rate swap was an unrealized loss of $12.9 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the second quarter and first two quarters of 2010 includes a charge of $1.0 million and $1.3 million, respectively, relating to the unrealized loss on our interest rate swap and a reclassification of $0.4 million and $0.8 million,

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

respectively, of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest in the second quarter and first two quarters of 2010 also includes a reduction in interest income primarily due to lower interest rates.  As of July 3, 2010, we expect to reclassify $4.5 million to net interest expense during the remainder of the life of the swap, with $1.7 million being reclassified in the next twelve months.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of July 3, 2010, we were in compliance with all of the covenants in the senior notes indenture.

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

Subsidiary Guarantees.  We have no assets or operations independent of our direct and indirect subsidiaries.  All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt, and management has determined that our Canadian subsidiary, which is our only subsidiary that is not a guarantor of our long-term debt, is a “minor subsidiary” as that term is used in Rule 3-10 of Regulation S-X promulgated by the SEC.  There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan.  Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

Deferred Debt Financing Costs.  In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes.  During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement during the quarter of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes.  As of July 3, 2010 and January 2, 2010 we had net deferred debt financing costs of $9.5 million and $6.7 million, respectively.

In connection with the retirement of our remaining 8% senior notes and 12% senior subordinated notes, we incurred a loss on extinguishment of debt of approximately $15.2 million during the first quarter of fiscal 2010, including the repurchase premium and other expenses of $10.7 million and a write-off and expense of $4.5 million of deferred debt financing costs.

At July 3, 2010 and January 2, 2010 accrued interest of $12.6 million and $7.3 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(6)                                 Fair Value Measurements

The authoritative accounting literature relating to fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The accounting literature outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and the accounting literature details the disclosures that are required for items measured at fair value.

Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy under the accounting literature. The three levels are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.  We use a discounted cash flow analysis of the implied yield curves to value our interest rate swap. We also consider our credit risk and counterparty credit risk in

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Fair Value Measurements (Continued)

estimating the fair value of our interest rate swap. While these inputs are observable, they are not all quoted market prices, so the fair values of our interest rate swap fall in Level 2.

Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of July 3, 2010 and January 2, 2010, which is included in other liabilities in our consolidated balance sheet (dollars in thousands):

		Fair Value Measurements
	Description	Level 1	Level 2	Level 3
July 3, 2010	Interest rate swap	$—	$12,925	$—
January 2, 2010	Interest rate swap	$—	$11,576	$—

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of July 3, 2010 and January 2, 2010 are as follows (dollars in thousands):

	July 3, 2010		January 2, 2010
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Senior Secured Term Loan due 2013	$130,000	$127,725	$130,000	$127,400
8% Senior Notes due 2011	—	—	240,000	243,000
7.625% Senior Notes due 2018	347,588	360,500	—	—
12% Senior Subordinated Notes due 2016	—	—	69,541	69,172

(1)      Fair values are estimated based on quoted market prices.

Our term loan borrowings are subject to an interest rate swap discussed in Notes 5 and 7.

(7)                                 Disclosures about Derivative Instruments and Hedging Activities

We recognize all derivative instruments either as an asset or a liability on our balance sheet and measure such instruments at fair value.  We do not engage in derivative instruments for trading purposes.

The following table presents the fair value and the location within our consolidated balance sheets of all assets and liabilities associated with derivative instruments not designated as hedging instruments for accounting purposes (dollars in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)           Disclosures about Derivative Instruments and Hedging Activities (Continued)

Derivatives not		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
designated as hedging instruments	Balance Sheet Location	Fair Value at July 3, 2010	Fair Value at July 3, 2010	Fair Value at January 2, 2010	Fair Value at January 2, 2010

Interest rate swap	Other liabilities	—	$12,925	—	$11,576

See notes 5 and 6 for additional information regarding our interest rate swap.  We do not currently have any derivatives designated as hedging instruments.

The following tables present the impact of derivative instruments and their location within our consolidated statements of operations (dollars in thousands):

	Amount of (Gain) Loss Recognized in Income on Derivatives		Amount of (Gain) Loss Recognized in Income on Derivatives		Amount of (Gain) Loss Recognized in Income on Derivatives		Amount of (Gain) Loss Recognized in Income on Derivatives		Location of (Gain) Loss Recognized in
Derivatives not designated as hedging instruments	Thirteen Weeks Ended July 3, 2010		Thirteen Weeks Ended July 4, 2009		Twenty-six Weeks Ended July 3, 2010		Twenty-six Weeks Ended July 4, 2009		Income on Derivatives

Interest rate swap	$1,470	*	$(1,058	)*	$2,196	*	$107	*	Interest expense, net

*    The amount included in net interest expense for the second quarter and first two quarters of 2010 consists of $1,046 and $1,349 unrealized loss on our interest rate swap, and $424 and $847 (pre-tax) reclassified to net interest expense from accumulated other comprehensive loss, respectively.  The amount included in net interest expense for the second quarter and first two quarters of 2009 consists of $1,482 and $739 unrealized gain on our interest rate swap, and $424 and $846 (pre-tax) reclassified to net interest expense from accumulated other comprehensive income, respectively.

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

The components of comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net income	$8,493	$6,029	$8,819	$11,942
Other comprehensive income:
Foreign currency translation adjustments	12	37	(1)	(77)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	48	110	124	221
Reclassification to net interest expense for interest rate swap, net of tax	263	263	526	525
Comprehensive income	$8,816	$6,439	$9,468	$12,611

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)           Capital Stock

Authorized Common Stock.  We have two separate authorized classes of common stock, our Class A common stock, par value $0.01 per share, and our Class B common stock, par value $0.01 per share.  As of July 3, 2010, there were 100 million shares of Class A common stock authorized and 47,635,640 shares of Class A common stock issued and outstanding.  As of July 3, 2010, there were 25 million shares of Class B common stock authorized and no shares of Class B common stock issued or outstanding.  During the second quarter of 2010, at our annual meeting of stockholders, our stockholders approved a proposal to amend our certificate of incorporation to refer to our Class A common stock simply as “common stock,” to delete all references to the Class B common stock, and to increase our authorized shares of common stock from 100 million to 125 million.  We expect to file the amendment and it to become effective during the third quarter of 2010.

(10)         Pension Benefits

Net pension costs for the second quarter and first two quarters of 2010 and 2009 include the following components (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost—benefits earned during the period	$352	$419	$793	$838
Interest cost on projected benefit obligation	444	431	931	862
Expected return on plan assets	(522)	(376)	(1,009)	(752)
Amortization of unrecognized prior service cost	11	11	22	22
Amortization of loss	67	167	178	334
Net pension cost	$352	$652	$915	$1,304

During the first two quarters of 2010, we made approximately $2.6 million in contributions to our defined benefit pension plans, half of which was made in each quarter.  We do not expect to make any contributions to our defined benefit pension plans during the remainder of fiscal 2010.

(11)         Commitments and Contingencies

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the second quarter or first two quarters of 2010 or 2009 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)         Commitments and Contingencies (Continued)

will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

In April 2008, the U.S. Government informed us that it was investigating SK Foods, LP, then one of our suppliers.  The Government believed, and subsequent plea agreements confirmed, that SK Foods, together with a broker acting at the direction of certain SK Foods executives, was bribing purchasing managers at several large food companies, including, among others, Frito Lay, Kraft and B&G Foods.  As a result of the investigation, several senior executives at SK Foods have pleaded guilty to various criminal charges, including conspiracy to commit honest services fraud through bribery, resulting in the sale of products at inflated prices and the fraudulent labeling of such products.  In addition, the former owner and president of SK Foods is currently being held in prison pending trial.  As a result of SK Foods’ criminal and civil misconduct and numerous material breaches of a Co-Pack Agreement between B&G Foods and SK Foods, B&G Foods terminated the Co-Pack Agreement in April 2009.  On May 7, 2009, SK Foods filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code.  In September 2009, B&G Foods filed proofs of claim in SK Foods’ bankruptcy cases to assert substantial damage claims against SK Foods and its affiliates for, among other things, fraud, breach of contract, indemnity, RICO and antitrust violations, and to preserve offset and recoupment rights for such claims against any amounts allegedly owing to SK Foods or its affiliates and certain other claims against SK Foods and its affiliates.  On March 24, 2010, the bankruptcy trustee in the bankruptcy proceedings involving SK Foods filed an adversary proceeding against our company alleging, among other things, breach of contract, avoidance of setoff, violation of the automatic stay, goods sold and delivered, objection to claims and equitable subordination and asserting damages of approximately $16.0 million.  B&G Foods answered the complaint denying the bankruptcy trustee’s allegations against B&G Foods as being without merit and we are vigorously defending against the trustee’s action.  In addition, B&G Foods filed a counterclaim alleging, among other things, breach of multiple contracts, breach of express indemnity, breach of warranties, fraudulent inducement, negligent and intentional misrepresentation, violations of the Sherman Act, violations of the Robinson-Patman Act, violations of California’s Cartwright Act, violations of California’s Unfair Practices Act, violations of California’s Unfair Competition Law, RICO violations, account stated and recoupment.  As of July 3, 2010, no amounts have been accrued in our unaudited consolidated interim financial statements for any potential loss relating to this matter as we believe that a loss is not probable or estimable at this time.

Collective Bargaining Agreements.  Approximately 337 of our 722 employees, or 46.7%, as of July 3, 2010, were covered by collective bargaining agreements.  None of our collective bargaining agreements is scheduled to expire within one year.

Severance and Change of Control Agreements.  We have employment agreements with each of our six executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined) or as a result of the employees’ disability, or termination by us or a deemed termination upon a change of control (as defined).  Severance benefits include payments for salary continuation, continuation of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)         Commitments and Contingencies (Continued)

health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

(12)         Earnings per Share

We currently have only one class of common stock issued and outstanding, designated as Class A common stock.  During the periods presented there were no shares of Class B common stock issued or outstanding.  Basic earnings per share for the Class A common stock is calculated by dividing net income by the weighted average number of shares of Class A common stock outstanding.  Diluted earnings per share for the Class A common stock is calculated by dividing net income by the weighted average number of shares of Class A common stock outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to performance shares had been issued as of the beginning of the period using the treasury stock method.

(13)         Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our top ten customers accounted for approximately 50.2% and 49.6% of consolidated net sales for the first two quarters of 2010 and 2009, respectively.  Our top ten customers accounted for approximately 53.6% and 52.7% of our receivables as of July 3, 2010 and January 2, 2010, respectively.  Other than Wal-Mart, which accounted for 16.1% and 16.4% of our consolidated net sales for the first two quarters of 2010 and 2009, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2010 or 2009.  Other than Wal-Mart, which accounted for 14.9% of our consolidated receivables as of July 3, 2010, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of the first two quarters of 2010.  Other than Wal-Mart and C&S Wholesale Grocery, which accounted for 12.5% and 11.1% of our consolidated receivables, respectively, as of January 2, 2010, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of fiscal 2009.

During the first two quarters of 2010 and 2009, our sales to foreign countries represented less than 1.0% of net sales.  Our foreign sales are primarily to customers in Canada.

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

251,368 shares of Class A common stock were issued to participants with a market price at the date of issuance of $9.83 per share.  The remaining 148,474 shares of Class A common stock were withheld to fund required statutory minimum withholding taxes on behalf of employees.  The excess tax benefit recorded to additional paid in capital as a result of the issuance of the Class A common stock was $0.3 million.

During the second quarter and first two quarters of 2010, we recognized $0.8 million and $1.3 million, respectively, of compensation expense for performance share LTIAs.  Of the $0.8 million recognized during the second quarter of 2010, $0.5 million is reflected in general and administrative expenses, $0.2 million is reflected in cost of goods sold and $0.1 million is reflected in sales, marketing and distribution expenses in our consolidated statement of operations.  Of the $1.3 million recognized during the first two quarters of 2010, $0.8 million is reflected in general and administrative expenses, $0.3 million in cost of goods sold, and $0.2 million is reflected in sales, marketing and distribution expenses in our consolidated statement of operations.  During the second quarter and first two quarters of 2009, we recognized $0.9 million and $1.6 million, respectively, of compensation expense for performance share LTIAs. Of the $0.9 million recognized during the second quarter of 2009, $0.6 million is reflected in general and administrative expenses, $0.2 million is reflected cost of goods sold and $0.1 million is reflected in sales, marketing and distribution expenses in our consolidated statement of operations.   Of the $1.6 million recognized during the first two quarters of 2009, $1.0 million is reflected in general and administrative expenses, $0.3 million is reflected in sales, marketing and distribution expenses, and $0.3 million is reflected in cost of goods sold in our consolidated statement of operations.  As of July 3, 2010, there was $5.1 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 30 months.

The following table details the activity in our performance share LTIAs for the first two quarters of 2010:

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2010	1,918,466	$4.09
Granted	595,254	$7.63
Vested	(399,842)	$7.65
Forfeited	(72,441)	$3.13
At July 3, 2010	2,041,437	$4.46

(1)   Solely for purposes of this table, the number of performance shares granted is based on the participants earnings their maximum number of performance shares (i.e., 300% of the target number of performance shares).

(2)   The fair value of the awards was determined based upon the closing price of our Class A common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

Non-Employee Director Stock Grants.  Each of our non-employee directors receives an annual equity grant as part of his or her non-employee director compensation.  These shares fully vest when issued.  On June 1, 2010, 16,980 shares of Class A common stock in the aggregate were issued to the non-employee directors based upon the closing price of our Class A common stock on May 28, 2010 (the business day immediately prior to the date of grant) of $10.60 per share.  On June 1, 2009, 24,135 shares of Class A common stock in the aggregate were issued to the non-employee directors based upon the closing price of our Class A common stock on May 29, 2009 (the business day immediately prior to the date of grant) of $7.25 per share.  For the first two quarters of 2010 and 2009, share-based compensation expense of $0.2 million relating to the non-

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)         Share-Based Compensation (Continued)

employee director grants is reflected in general and administrative expenses in our consolidated statements of operations.

(15)         Stock and Debt Repurchase Program

On October 27, 2008, our board of directors authorized a stock and debt repurchase program for the repurchase of up to $10.0 million of our Class A common stock and/or 8% senior notes over the next twelve months.  On May 5, 2009, the board of directors authorized an increase in the authorization to $25.0 million and extended the authorization through May 4, 2010.  On August 6, 2009, the board of directors expanded the authorization to include repurchases of our senior subordinated notes and extended the authorization through August 5, 2010.  Under the authorization, we may purchase shares of Class A common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  None of the 8% senior notes or senior subordinated notes remain outstanding.

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

We did not repurchase any shares of Class A common stock during the first two quarters of fiscal 2010.  During the first two quarters of 2009 we repurchased and retired 403,500 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $5.76, or $2.3 million in the aggregate.  We did not repurchase any 8% senior notes or 12% senior subordinated notes under the repurchase program during the first two quarters of 2010 or 2009.  As of July 3, 2010, we had $13.5 million available for future repurchases of Class A common stock under the repurchase program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended July 3, 2010 (second quarter of 2010 and first two quarters of 2010) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 2, 2010 (fiscal 2009) included in our 2009 Annual Report on Form 10-K.

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

We purchase maple syrup primarily from Quebec, Canada and Vermont.  In 2008, maple syrup production in Canada, which represents the great majority of global production, was significantly below industry needs due to growing global demand and one of the worst crop yields in nearly 40 years.  As a result, the price we paid for maple syrup increased significantly and we were faced with a shortfall in supply as compared to our needs, which had a negative impact on our sales volume of maple syrup products during fiscal 2008 that continued through the first two quarters of 2009.  The 2010 maple syrup crop yield was more consistent with historic levels.

The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products have also risen significantly in recent years.  We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, implementing cost saving measures and by raising sales prices.  To date, our cost saving measures and sales price increases have offset increases to our raw material, ingredient and packaging costs.  To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2010 and 2009 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.5%	70.0%	66.9%	68.7%
Gross profit	32.5%	30.0%	33.1%	31.3%

Sales, marketing and distribution expenses	8.8%	8.9%	9.0%	9.1%
General and administrative expenses	2.3%	2.0%	2.2%	2.0%
Amortization expense—customer relationships	1.3%	1.3%	1.3%	1.3%
Operating income	20.1%	17.8%	20.6%	18.9%

Interest expense, net	9.0%	9.9%	8.7%	11.0%
Loss on extinguishment of debt	—	—	6.2%	—
Income before income tax expense	11.1%	7.9%	5.7%	7.9%

Income tax expense	4.1%	3.0%	2.1%	3.0%
Net income	7.0%	4.9%	3.6%	4.9%

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

Net Interest Expense.  Net interest expense includes interest relating to our outstanding indebtedness, amortization of bond discount and amortization of deferred debt financing costs, net of interest income and subsequent to our determination in September 2008 that our interest rate swap was no longer an effective hedge for accounting purposes, unrealized gains or losses on the interest rate swap and the reclassification of amounts recorded in accumulated other comprehensive loss related to the swap.

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of 2010 and 2009 along with the components of EBITDA follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(Dollars in thousands)
Net income	$8,493	$6,029	$8,819	$11,942
Income tax expense	4,932	3,681	5,123	7,289
Interest expense, net	10,898	12,137	21,520	26,426
Depreciation and amortization	3,698	3,610	7,357	7,170
Loss on extinguishment of debt	—	—	15,224	—
EBITDA	28,021	25,457	58,043	52,827
Income tax expense	(4,932)	(3,681)	(5,123)	(7,289)
Interest expense, net	(10,898)	(12,137)	(21,520)	(26,426)
Deferred income taxes	2,652	3,113	2,759	5,947
Amortization of deferred financing costs and bond discount	500	820	1,015	1,612
Unrealized loss (gain) on interest rate swap	1,046	(1,482)	1,349	(739)
Reclassification to net interest expense for interest rate swap	424	424	847	846
Share-based compensation expense	1,007	1,055	1,470	1,802
Excess tax benefits from share-based compensation	—	—	(330)	—
Changes in assets and liabilities	3,799	(6,863)	4,985	(11,248)
Net cash provided by operating activities	$21,619	$6,706	$43,495	$17,332

Second quarter of 2010 compared to the second quarter of 2009.

Net Sales.  Net sales decreased $1.8 million or 1.4% to $121.1 million for the second quarter of 2010 from $122.9 million for the second quarter of 2009.  The decrease was attributable to a unit volume decline of $3.8 million partially offset by sales price increases of $1.5 million and reduced coupons and slotting expenses of $0.5 million.  Net sales of our lines of Ortega, Cream of Wheat and Las Palmas products increased by $1.0 million, $0.6 million and $0.5 million or 3.4%, 5.7% and 8.0%, respectively.  These increases were offset by a reduction in net sales of our B&M, Polaner, B&G and Joan of Arc products of $1.4 million, $1.0 million, $1.0 million and $0.6 million or 13.6%, 10.6%, 8.7% and 30.8%, respectively.  In the aggregate, net sales for all other brands increased $0.1 million, or 0.3%.

Gross Profit.  Gross profit increased $2.5 million or 6.9% to $39.4 million for the second quarter of 2010 from $36.9 million for the second quarter of 2009.  Gross profit expressed as a percentage of net sales increased 2.5 percentage points to 32.5% in the second quarter of 2010 from 30.0% in the second quarter of 2009.  This increase in gross profit expressed as a percentage of net sales was primarily attributable to increased sales prices of $1.5 million, decreases in commodity and ingredient costs and a sales mix shift to higher margin products, slightly offset by an increase in packaging and fuel surcharge costs.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses decreased $0.3 million or 2.9% to $10.6 million for the second quarter of 2010 from $10.9 million for the second quarter of 2009.  This decrease is primarily due to decreases in warehousing costs of $0.7 million and brokerage of $0.2 million, offset by an increase in consumer marketing and trade spending of $0.6 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 8.8% for the second quarter of 2010 from 8.9% for the second quarter of 2009.

General and Administrative Expenses.  General and administrative expenses increased $0.3 million or 15.0% to $2.8 million for the second quarter of 2010 from $2.5 million in the second quarter of 2009.  The increase in general and administrative expenses primarily resulted from an increase in professional fees.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships remained consistent at $1.6 million for the second quarter of 2010 as compared to the second quarter of 2009.

Operating Income.  As a result of the foregoing, operating income increased $2.5 million or 11.3% to $24.3 million for the second quarter of 2010 from $21.8 million for the second quarter of 2009.  Operating income expressed as a percentage of net sales increased to 20.1% in the second quarter of 2010 from 17.8% in the second quarter of 2009.

Net Interest Expense.  Net interest expense decreased $1.2 million or 10.2% to $10.9 million for the second quarter of 2010 from $12.1 million in the second quarter of 2009.  The decrease in net interest expense in the second quarter of 2010 was primarily attributable to a decrease of two percentage points in the effective interest rate on our long-term debt to 7.9% in the second quarter of 2010 from 9.9% in the second quarter of 2009 and a reduction in the average principal amount of our long-term debt outstanding during the second quarter of 2010 as compared to the second quarter of 2009.  The decrease in the effective interest rate and the reduction in the average principal amount of our long-term debt outstanding is the result of the refinancing of our 8% senior notes and 12% senior subordinated notes with the proceeds of the issuance of our 7.625% senior notes during the first quarter of 2010 and our public offering of Class A common stock completed in the third quarter of 2009.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $1.2 million to $4.9 million for the second quarter of 2010 from $3.7 million for the second quarter of 2009.  Our effective tax rate was 36.7% for the second quarter of 2010 and 37.9% for the second quarter of 2009.  The decrease in our effective tax rate is primarily due to incremental tax deductions for manufacturing credits.

First two quarters of 2010 compared to first two quarters of 2009.

Net Sales.  Net sales increased $4.8 million or 2.0% to $246.3 million for the first two quarters of 2010 from $241.5 million for the first two quarters of 2009.  The increase was attributable to unit volume and sales price increases of $2.6 million and $3.4 million, respectively, partially offset by an increase in coupons and slotting expenses of $1.2 million.  Net sales of our lines of Ortega, Cream of Wheat, Maple Grove Farms of Vermont, Las Palmas  and Ac’cent products increased in the amounts of $3.2 million, $2.7 million, $1.9 million, $1.2 million and $1.0 million or 5.5%, 9.9%, 5.9%, 8.4% and 11.3%, respectively.  These increases were offset by a reduction in net sales of our B&M, B&G and Joan of Arc products of $2.6 million, $1.6 million and $0.7 million or 16.4%, 7.8% and 14.8%.  In the aggregate, net sales for all other brands decreased $0.3 million, or 0.3%.

Gross Profit.  Gross profit increased $5.8 million or 7.7% to $81.4 million for the first two quarters of 2010 from $75.6 million for the first two quarters of 2009.  Gross profit expressed as a percentage of net sales increased 1.8 percentage points to 33.1% in the first two quarters of 2010 from 31.3% in the first two quarters of 2009.  This increase in gross profit expressed as a percentage of net sales was primarily attributable to increased sales prices of $3.4 million, decreases in commodity and ingredient costs and a sales mix shift to higher margin products, slightly offset by an increase in packaging and fuel surcharge costs.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses increased $0.2 million or 0.9% to $22.1 million for the first two quarters of 2010 from $21.9 million for the first two quarters of 2009.  The increase is primarily due to an increase in consumer marketing and trade spending of $1.2 million, offset by decreases in warehousing costs of $0.7 million and brokerage of $0.3 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 9.0% for the first two quarters of 2010 from 9.1% for the first two quarters of 2009.

General and Administrative Expenses.  General and administrative expenses increased $0.6 million or 12.0% to $5.4 million for the first two quarters of 2010 from $4.8 million in the first two quarters of 2009.  The increase in general and administrative expenses primarily resulted from an increase in professional fees and other expenses.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships remained consistent at $3.2 million for the first two quarters of 2010 as compared to the first two quarters of 2009.

Operating Income.  As a result of the foregoing, operating income increased $5.0 million or 11.0% to $50.7 million for the first two quarters of 2010 from $45.7 million for the first two quarters of 2009.  Operating income expressed as a percentage of net sales increased to 20.6% in the first two quarters of 2010 from 18.9% in the first two quarters of 2009.

Net Interest Expense.  Net interest expense decreased $4.9 million or 18.6% to $21.5 million for the first two quarters of 2010 from $26.4 million in the first two quarters of 2009.  The decrease in net interest expense in the first two quarters of 2010 was primarily attributable to a decrease of 1.7 percentage points in the effective interest rate on our long-term debt to 8.2% in the first two quarters of 2010 from 9.9% in the first two quarters of 2009 and a reduction in the average principal amount of our long-term debt outstanding during the first two quarters of 2010 as compared to the first two quarters of 2009.  The decrease in the effective interest rate and the reduction in the average principal amount of our long-term debt outstanding is the result of the refinancing of our 8% senior notes and 12% senior subordinated notes with the proceeds of the issuance of our 7.625% senior notes during the first quarter of 2010 and our public offering of Class A common stock completed in the third quarter of 2009.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first two quarters of 2010 includes $15.2 million of costs relating to our repurchase and redemption of $69.5 million aggregate principal amount of senior subordinated notes and $240.0 million aggregate principal amount of senior notes, including $10.7 million for the payment of a repurchase premium and a non-cash charge of $4.5 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased.  During the first two quarters of 2009, we did not extinguish any debt.

Income Tax Expense.  Income tax expense decreased $2.2 million to $5.1 million for the first two quarters of 2010 from $7.3 million for the first two quarters of 2009.  Our effective tax rate was 36.7% for the first two quarters of 2010 and 37.9% for the first two quarters of 2009.  The decrease in our effective tax rate is primarily due to incremental tax deductions for manufacturing credits.

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

Cash Flows.  Cash provided by operating activities increased $26.2 million to $43.5 million for the first two quarters of 2010 from $17.3 million for the first two quarters of 2009.  The increase in cash provided by operating activities in the first two quarters of 2010 as compared to the first two quarters of 2009 was primarily due to an increase in net sales, improved profitability and working capital improvements.

Net cash used in investing activities for the first two quarters of 2010 decreased $1.0 million to $4.6 million from $5.6 million for the first two quarters of 2009.  Net cash used in investing activities for the first two quarters of 2010 and 2009 consisted entirely of capital spending.  Capital expenditures in the first two quarters of 2010 and 2009 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash provided by financing activities for the first two quarters of 2010 was $1.7 million as compared to net cash used in financing activities of $14.6 million for the first two quarters of 2009.  Net cash provided by financing activities for the first two quarters of 2010 include net proceeds of $347.4 million from the issuance of our 7.625% senior notes and a $0.3 million excess tax benefits from share-based compensation.  Net cash provided by financing activities were reduced by $320.3 million in payments for the repurchase and redemption of $69.5 million principal amount of our 12% senior subordinated notes and $240.0 million principal amount of our 8% senior notes, $16.1 million of dividend payments, $8.2 million of deferred financing costs and $1.5 million in payments of tax withholding on behalf of employees for net share settlement of share-based compensation.  Net cash used in financing activities for the first two quarters of 2009 consisted of the payment of dividends and the repurchase of Class A common stock.

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

For the first two quarters of 2010 and 2009, we had cash flows provided by operating activities of $43.5 million and $17.3 million, and distributed $16.1 million and $12.3 million, respectively, as dividends. At our current intended dividend rate of $0.680 per share per annum, we expect our aggregate dividend payments in fiscal 2010 to be $32.3 million.  If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Environmental and Health and Safety Costs

We have not made any material expenditures during the first two quarters of 2010 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt

Senior Secured Credit Facility.  As amended, our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013.  The following discussion of the credit facility describes the credit facility as amended through the date of issuance of the accompanying unaudited interim consolidated financial statements.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of July 3, 2010, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

At July 3, 2010, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash and cash equivalents on hand and working capital requirements, we have no plans to do so for the foreseeable future.

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

We initially designated the swap as a cash flow hedge.  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in accumulated other comprehensive loss, net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge for accounting purposes.  Accordingly, subsequent to that determination, we record changes in the swap’s fair value in current earnings in net interest expense in our consolidated statements of operations.  We obtain third-party verification of the fair value at the end of each reporting period.  As of July 3, 2010, the fair value of our interest rate swap was an unrealized loss of $12.9 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the second quarter and first two quarters of 2010 includes a charge of $1.0 million and $1.3 million, respectively, relating to the unrealized loss on our interest rate swap and a reclassification of $0.4 million and $0.8 million, respectively, of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest in the first two quarters of 2010 also includes a reduction in interest income primarily due to lower interest rates.  As of July 3, 2010, we expect to reclassify $4.5 million to net interest expense during the remainder of the life of the swap, with $1.7 million being reclassified in the next twelve months.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of July 3, 2010, we were in compliance with all of the covenants in the senior notes indenture.

Stock and Debt Repurchase Program

On October 27, 2008, our board of directors authorized a stock and debt repurchase program for the repurchase of up to $10.0 million of our Class A common stock and/or 8% senior notes over the next twelve months.  On May 5, 2009, the board of directors authorized an increase in the authorization to $25.0 million and extended the authorization through May 4, 2010.  On August 6, 2009, the board of directors expanded the authorization to include repurchases of our senior subordinated notes and extended the authorization through August 5, 2010.  Under the authorization, we may purchase shares of Class A common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.  None of the 8% senior notes or senior subordinated notes remain outstanding.

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

We did not repurchase any shares of Class A common stock during the first two quarters of fiscal 2010.  During the first two quarters of 2009 we repurchased and retired 403,500 shares of Class A common stock at an average cost per share (excluding fees and commissions) of $5.76, or $2.3 million in the aggregate.  We did not repurchase any 8% senior notes or 12% senior subordinated notes under the repurchase program during the first two quarters of 2010 or 2009.  As of July 3, 2010, we had $13.5 million available for future repurchases of Class A common stock under the repurchase program.

Future Capital Needs

We are highly leveraged.  On July 3, 2010, our total long-term debt and stockholders’ equity was $477.6 million and $219.2 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash and cash equivalents on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our Class A common stock.  We expect to make capital expenditures of up to approximately $11.0 million in the aggregate during fiscal 2010, $4.6 million of which have already been made during the first two quarters.

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

Inflation

During the past several years, we have been faced with increasing prices in certain commodities and packaging materials.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  We believe that through sales price increases and our cost saving efforts we have to a large degree been able to offset the impact of raw material, packaging and transportation cost increases that we have faced from time to time in recent years.  There can be no assurance, however, that any future sales price increases or cost saving efforts by us will offset any increases in the cost of raw material, packaging and transportation costs, or that we will be able to raise prices or reduce costs at all.

Recently Issued Accounting Standards

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2009 Annual Report on Form 10-K.

Off-balance Sheet Arrangements

As of July 3, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2010, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2009 Annual Report on Form 10-K, except that in January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a price to the public of 99.271% of their face value.  We used a portion of the net proceeds from the offering to retire all $240.0 million principal amount of our 8% senior notes and the remaining $69.5 million principal amount of our 12% senior subordinated notes.  See “Debt” above.  Our interest obligations on the 7.625% senior notes are expected to be $26.7 million per annum.  In addition, our expected contributions to our defined benefit pension plans for fiscal 2010 have increased from $1.3 million to $2.6 million because, although not obligated to do so we made $1.3 million of additional voluntary contributions to our defined benefit pension plans during the first two quarters of 2010.

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The revolving credit facility was undrawn at July 3, 2010 and January 2, 2010, and we currently have no plans to draw upon the facility for the foreseeable future.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million at July 3, 2010.

We have outstanding $130.0 million of term loan borrowings at July 3, 2010 and January 2, 2010.  The term loan borrowings are fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007 with an affiliate of Lehman.  See the discussion of the interest rate swap and the Lehman bankruptcy filing above under the heading “Liquidity and Capital Resources—Debt—Senior Secured Credit Facility” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of July 3, 2010 and January 2, 2010 are as follows (dollars in thousands):

	July 3, 2010		January 2, 2010
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
Senior Secured Term Loan due 2013	$130,000	$127,725	$130,000	$127,400
8% Senior Notes due 2011	—	—	240,000	243,000
7.625% Senior Notes due 2018	347,588	360,500	—	—
12.0% Senior Subordinated Notes due 2016	—	—	69,541	69,172

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 11 of Notes to Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Reserved

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	B&G Foods, Inc. 2008 Omnibus Incentive Compensation Plan, as amended on May 18, 2010

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2010	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)