Form 10-Q
period 2010-10-02
B&G Foods, Inc.
filed 2010-10-26
CIK 1278027

As filed with the Securities and Exchange Commission on October 26, 2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2010

or

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

As of October 26, 2010, the registrant had 47,635,640 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 2, 2010	January 2, 2010

Assets
Current assets:
Cash and cash equivalents	$87,525	$39,930
Trade accounts receivable, less allowance for doubtful accounts and discounts of $610 in 2010 and $631 in 2009	31,842	34,488
Inventories	89,355	86,134
Prepaid expenses	1,881	2,523
Income tax receivable	1,166	864
Deferred income taxes	1,671	1,981
Total current assets	213,440	165,920

Property, plant and equipment, net of accumulated depreciation of $78,543 in 2010 and $72,217 in 2009	54,425	53,598
Goodwill	253,353	253,353
Trademarks	227,220	227,220
Customer relationship intangibles, net	105,030	109,868
Net deferred debt financing costs and other assets	9,396	6,935
Total assets	$862,864	$816,894

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$26,613	$22,574
Accrued expenses	18,859	18,326
Dividends payable	8,098	8,052
Total current liabilities	53,570	48,952

Long-term debt	477,668	439,541
Other liabilities	19,422	19,265
Deferred income taxes	90,548	83,528
Total liabilities	641,208	591,286
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized — 125,000,000 and 100,000,000 shares; 47,635,640 and 47,367,292 issued and outstanding as of October 2, 2010 and January 2, 2010	476	474
Additional paid-in capital	208,539	231,549
Accumulated other comprehensive loss	(8,422)	(9,377)
Retained earnings	21,063	2,962
Total stockholders’ equity	221,656	225,608
Total liabilities and stockholders’ equity	$862,864	$816,894

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$125,144	$123,871	$371,471	$365,408
Cost of goods sold	85,960	87,647	250,861	253,569
Gross profit	39,184	36,224	120,610	111,839

Operating expenses:
Sales, marketing and distribution expenses	9,901	10,659	32,022	32,575
General and administrative expenses	2,534	2,936	7,928	7,753
Amortization expense—customer relationships	1,613	1,613	4,838	4,838
Operating income	25,136	21,016	75,822	66,673

Other expenses:
Interest expense, net	10,335	13,570	31,855	39,996
Loss on extinguishment of debt	—	674	15,224	674
Income before income tax expense	14,801	6,772	28,743	26,003
Income tax expense	5,519	2,611	10,642	9,900
Net income	$9,282	$4,161	18,101	16,103

Weighted average common shares outstanding:
Basic	47,636	37,790	47,563	36,644
Diluted	48,601	37,973	48,349	36,644

Earnings per common share:
Basic	$0.19	$0.11	$0.38	$0.44
Diluted	$0.19	$0.11	$0.37	$0.44

Cash dividends declared per common share	$0.17	$0.17	$0.51	$0.51

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 2, 2010	October 3, 2009

Cash flows from operating activities:
Net income	$18,101	$16,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,118	10,847
Amortization of deferred debt financing costs and bond discount	1,515	2,222
Deferred income taxes	5,584	9,295
Loss on extinguishment of debt	15,224	674
Share-based compensation expense	2,413	3,273
Excess tax benefits from share-based compensation	(330)	—
Unrealized loss (gain) on interest rate swap	1,820	(108)
Reclassification to net interest expense for interest rate swap	1,270	1,270
Changes in assets and liabilities:
Trade accounts receivable	2,646	2,699
Inventories	(3,221)	(14,655)
Prepaid expenses	642	391
Income tax receivable	1,188	199
Other assets	(16)	(198)
Trade accounts payable	4,039	3,750
Accrued expenses	533	(1,260)
Other liabilities	(1,385)	(201)
Net cash provided by operating activities	61,141	34,301

Cash flows from investing activities:
Capital expenditures	(7,082)	(7,943)
Net cash used in investing activities	(7,082)	(7,943)

Cash flows from financing activities:
Payments for repurchase of long-term debt	(320,259)	(6,635)
Proceeds from issuance of long-term debt	347,448	—
Payments for repurchase of common stock	—	(2,334)
Proceeds from issuance of common stock, net	—	86,612
Dividends paid	(24,245)	(18,388)
Excess tax benefits from share-based compensation	330	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,460)	—
Payments of debt financing costs	(8,246)	(668)
Net cash (used in) provided by financing activities	(6,432)	58,587

Effect of exchange rate fluctuations on cash and cash equivalents	(32)	124
Net increase in cash and cash equivalents	47,595	85,069

Cash and cash equivalents at beginning of period	39,930	32,559
Cash and cash equivalents at end of period	$87,525	$117,628

Supplemental disclosures of cash flow information:
Cash interest payments	$27,945	$41,864
Cash income tax payments	$3,909	$1,602
Cash income tax refunds	$(2)	$(1,179)
Non-cash transactions:
Dividends declared and not yet paid	$8,098	$8,052

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1)           Nature of Operations

B&G Foods, Inc. is a holding company, the principal assets of which are the capital stock of its subsidiaries.  Unless the context requires otherwise, references in this report to “B&G Foods,” “our company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries.  We operate in one industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Brer Rabbit, Cream of Rice, Cream of Wheat, Emeril’s, Grandma’s Molasses, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Ortega, Polaner, Red Devil, Regina, Sa-són, Trappey’s, Underwood, Vermont Maid and Wright’s.  Our products include hot cereals, fruit spreads, canned meats and beans, spices, seasonings, marinades, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers and other specialty food products.  We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We distribute our products throughout the United States via a nationwide network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended October 2, 2010 (third quarter of 2010 and first three quarters of 2010) and October 3, 2009 (third quarter of 2009 and first three quarters of 2009) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of October 2, 2010, the results of our operations for the third quarter and first three quarters of 2010 and 2009, and cash flows for the first three quarters of 2010 and 2009.  Our results of operations for the third quarter and first three quarters of 2010 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2009 included in our Annual Report on Form 10-K for fiscal 2009 filed with the SEC on March 1, 2010.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)           Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the Unites States of America requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment and deferred tax assets; and the accounting for share-based compensation expense.  Actual results could differ significantly from these estimates and assumptions.

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believe to be reasonable under the circumstances, including the current economic environment.  We adjust such estimates and assumptions when facts and circumstances dictate.  Recent volatility in the credit and equity markets has increased the uncertainty inherent in certain of these estimates and assumptions.

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

Inventories consist of the following, as of the dates indicated (dollars in thousands):

	October 2, 2010	January 2, 2010
Raw materials and packaging	$31,182	$32,793
Work in process	527	1,239
Finished goods	57,646	52,102

Total	$89,355	$86,134

(4)           Goodwill, Trademarks and Customer Relationship Intangibles

There has been no change in the carrying amount of goodwill or trademarks (indefinite-lived intangibles) during the first three quarters of 2010.

The following table reconciles the changes in the carrying amount of customer relationship intangibles for the first three quarters of 2010 (dollars in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)           Goodwill, Trademarks and Customer Relationship Intangibles (Continued)

	Customer Relationship Intangibles	Less: Accumulated Amortization	Total
Balance at January 2, 2010	$129,000	$(19,132)	$109,868
Amortization expense	—	(4,838)	(4,838)
Balance at October 2, 2010	$129,000	$(23,970)	$105,030

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 20 years.  Amortization expense associated with customer relationship intangibles for each of the third quarter and first three quarters of 2010 and 2009 was $1.6 million and $4.8 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $1.7 million of amortization expense associated with our current customer relationship intangibles during the remainder of fiscal 2010, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

(5)           Long-term Debt

Long-term debt consists of the following, as of the dates indicated (dollars in thousands):

	October 2, 2010	January 2, 2010
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000
7.625% Senior Notes due 2018, net of unamortized discount of $2,332 at October 2, 2010	347,668	—
12% Senior Subordinated Notes due 2016	—	69,541
8% Senior Notes due 2011	—	240,000
Total long-term debt	$477,668	$439,541

As of October 2, 2010, the aggregate contractual maturities of long-term debt are as follows (dollars in thousands):

Years ending December:
2010	$—
2011	—
2012	—
2013	130,000
2014	—
Thereafter	350,000
Total	$480,000

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of October 2, 2010, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same or a similar line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

At October 2, 2010, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash and cash equivalents on hand and working capital requirements, we have no plans to do so for the foreseeable future.

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

We initially designated the swap as a cash flow hedge.  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in accumulated other comprehensive loss, net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge for accounting purposes.  Accordingly, subsequent to that determination, we record changes in the swap’s fair value in current earnings in net interest expense in our consolidated statements of operations.  We obtain third-party verification of the fair value at the end of each reporting period.  As of October 2, 2010, the fair value of our interest rate swap was an unrealized loss of $13.4 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the third quarter and first three quarters of 2010 includes a charge of $0.5 million and $1.8 million, respectively, relating to the unrealized loss on our interest rate swap and a reclassification of $0.4 million and $1.3 million,

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

respectively, of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest in the third quarter and first three quarters of 2010 also includes a reduction in interest income primarily due to lower interest rates.  As of October 2, 2010, we expect to reclassify $4.1 million to net interest expense during the remainder of the life of the swap, with $1.7 million being reclassified in the next twelve months.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of October 2, 2010, we were in compliance with all of the covenants in the senior notes indenture.

12% Senior Subordinated Notes due 2016.  During the third quarter and first three quarters of 2009, we repurchased $6.3 million principal amount of our senior subordinated notes for $6.6 million plus accrued and unpaid interest.  In January 2010, we repurchased $44.7 million aggregate principal amount of the senior subordinated notes with a portion of the proceeds of our public offering of 7.625% senior notes due 2018 at a repurchase price of 106.5% of such principal amount plus accrued and unpaid interest, and set aside sufficient proceeds of the offering to repurchase or redeem the remaining senior subordinated notes.  In February 2010,

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

we repurchased or redeemed the remaining $24.8 million aggregate principal amount of the senior subordinated notes at a price equal to 106.0% of such principal amount, plus accrued and unpaid interest.

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

Deferred Debt Financing Costs.  In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes.  During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement during the quarter of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes.  As of October 2, 2010 and January 2, 2010 we had net deferred debt financing costs of $9.1 million and $6.7 million, respectively.

In connection with the retirement of our remaining 8% senior notes and 12% senior subordinated notes, we incurred a loss on extinguishment of debt of approximately $15.2 million during the first quarter of fiscal 2010, including the repurchase premium and other expenses of $10.7 million and a write-off and expense of $4.5 million of deferred debt financing costs.

At October 2, 2010 and January 2, 2010 accrued interest of $6.6 million and $7.3 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Fair Value Measurements (Continued)

Level 2—Inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.  We use a discounted cash flow analysis of the implied yield curves to value our interest rate swap. We also consider our credit risk and counterparty credit risk in estimating the fair value of our interest rate swap. While these inputs are observable, they are not all quoted market prices, so the fair values of our interest rate swap fall in Level 2.

Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of October 2, 2010 and January 2, 2010, which is included in other liabilities in our consolidated balance sheet (dollars in thousands):

		Fair Value Measurements
	Description	Level 1	Level 2	Level 3
October 2, 2010	Interest rate swap	$—	$13,396	$—
January 2, 2010	Interest rate swap	$—	$11,576	$—

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of October 2, 2010 and January 2, 2010 are as follows (dollars in thousands):

	October 2, 2010			January 2, 2010
	Carrying Value		Fair Value(1)	Carrying Value	Fair Value(1)
Senior Secured Term Loan due 2013	$130,000		$129,025	$130,000	$127,400
8% Senior Notes due 2011	—		—	240,000	243,000
7.625% Senior Notes due 2018	347,668	(2)	364,875	—	—
12% Senior Subordinated Notes due 2016	—		—	69,541	69,172

(1)          Fair values are estimated based on quoted market prices.

(2)          The carrying value of the 7.625% senior notes is net of discount.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Disclosures about Derivative Instruments and Hedging Activities (Continued)

Derivatives not		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
designated as hedging instruments	Balance Sheet Location	Fair Value at October 2, 2010	Fair Value at October 2, 2010	Fair Value at January 2, 2010	Fair Value at January 2, 2010

Interest rate swap	Other liabilities	—	$13,396	—	$11,576

See notes 5 and 6 for additional information regarding our interest rate swap.  We do not currently have any derivatives designated as hedging instruments.

The following tables present the impact of derivative instruments and their location within our consolidated statements of operations (dollars in thousands):

Derivatives not	Amount of (Gain) Loss Recognized in Income on Derivatives		Amount of (Gain) Loss Recognized in Income on Derivatives		Amount of (Gain) Loss Recognized in Income on Derivatives		Amount of (Gain) Loss Recognized in Income on Derivatives		Location of (Gain) Loss Recognized
designated as hedging instruments	Thirteen Weeks Ended October 2, 2010		Thirteen Weeks Ended October 3, 2009		Thirty-nine Weeks Ended October 2, 2010		Thirty-nine Weeks Ended October 3, 2009		in Income on Derivatives

Interest rate swap	$894	*	$1,055	*	$3,090	*	$1,162	*	Interest expense, net

*                The amount included in net interest expense for the third quarter and first three quarters of 2010 consists of $471 and $1,820 unrealized loss on our interest rate swap, and $423 and $1,270 (pre-tax) reclassified to net interest expense from accumulated other comprehensive loss, respectively.  The amount included in net interest expense for the third quarter and first three quarters of 2009 consists of $631 unrealized loss and $108 unrealized gain on our interest rate swap, and $424 and $1,270 (pre-tax) reclassified to net interest expense from accumulated other comprehensive income, respectively.

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

The components of comprehensive income are as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net income	$9,282	$4,161	$18,101	$16,103
Other comprehensive income:
Foreign currency translation adjustments	(6)	270	(7)	193
Amortization of unrecognized prior service cost and pension deferrals, net of tax	49	134	173	355
Reclassification to net interest expense for interest rate swap, net of tax	263	263	789	788
Comprehensive income	$9,588	$4,828	$19,056	$17,439

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Capital Stock

Authorized Common Stock.  During the third quarter of 2010, we amended our certificate of incorporation to (1) rename our Class A common stock simply as “common stock,” (2) eliminate our 25,000,000 authorized shares of Class B common stock, none of which were then outstanding, and (3) increase our authorized shares of common stock from 100 million to 125 million.

Common Stock Repurchases.  We did not repurchase any shares of common stock during the first three quarters of fiscal 2010 or during the third quarter of 2009.  During the first three quarters of 2009 we repurchased and retired 403,500 shares of common stock at an average cost per share (excluding fees and commissions) of $5.76, or $2.3 million in the aggregate.  Our stock repurchase program expired pursuant to its terms during the third quarter of 2010.

(10)                          Pension Benefits

Net pension costs for the third quarter and first three quarters of 2010 and 2009 include the following components (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost—benefits earned during the period	$352	$411	$1,145	$1,249
Interest cost on projected benefit obligation	443	461	1,374	1,323
Expected return on plan assets	(521)	(355)	(1,530)	(1,107)
Amortization of unrecognized prior service cost	11	11	33	33
Amortization of loss	67	205	245	539
Net pension cost	$352	$733	$1,267	$2,037

During the first three quarters of 2010, we made approximately $2.6 million of contributions to our defined benefit pension plans, half of which was made in each of the first two quarters of 2010.  We do not expect to make any contributions to our defined benefit pension plans during the remainder of fiscal 2010.

(11)                          Commitments and Contingencies

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the third quarter or first three quarters of 2010 or 2009 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                          Commitments and Contingencies (Continued)

and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

In April 2008, the U.S. Government informed us that it was investigating SK Foods, LP, then one of our suppliers.  The Government believed, and subsequent plea agreements confirmed, that SK Foods, together with a broker acting at the direction of certain SK Foods executives, was bribing purchasing managers at several large food companies, including, among others, Frito Lay, Kraft and B&G Foods.  As a result of the investigation, several senior executives at SK Foods have pleaded guilty to various criminal charges, including conspiracy to commit honest services fraud through bribery, resulting in the sale of products at inflated prices and the fraudulent labeling of such products.  In addition, the former owner and president of SK Foods has been charged with violations of the Racketeer Influenced and Corrupt Organizations Act (RICO), wire fraud, obstruction of justice, and conspiracy to fix prices and rig bids in violation of the Sherman Antitrust Act, and is currently under house arrest pending trial.  As a result of SK Foods’ criminal and civil misconduct and numerous material breaches of a Co-Pack Agreement between B&G Foods and SK Foods, B&G Foods terminated the Co-Pack Agreement in April 2009.  On May 7, 2009, SK Foods filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code.  In September 2009, B&G Foods filed proofs of claim in SK Foods’ bankruptcy cases to assert substantial damage claims against SK Foods and its affiliates for, among other things, fraud, breach of contract, indemnity, RICO and antitrust violations, and to preserve offset and recoupment rights for such claims against any amounts allegedly owing to SK Foods or its affiliates and certain other claims against SK Foods and its affiliates.  On March 24, 2010, the bankruptcy trustee in the bankruptcy proceedings involving SK Foods filed an adversary proceeding against our company alleging, among other things, breach of contract, avoidance of setoff, violation of the automatic stay, goods sold and delivered, objection to claims and equitable subordination and asserting damages of approximately $16.0 million.  B&G Foods answered the complaint denying the bankruptcy trustee’s allegations against B&G Foods as being without merit and we are vigorously defending against the trustee’s action.  In addition, B&G Foods filed a counterclaim alleging, among other things, breach of multiple contracts, breach of express indemnity, breach of warranties, fraudulent inducement, negligent and intentional misrepresentation, violations of the Sherman Antitrust Act, violations of the Robinson-Patman Act, violations of California’s Cartwright Act, violations of California’s Unfair Practices Act, violations of California’s Unfair Competition Law, RICO violations, account stated and recoupment.  During the third quarter of 2010, to avoid expense and the uncertainly of litigation, we entered into a settlement agreement with the bankruptcy trustee and the Bank of Montreal, the agent for SK Foods’ secured lenders, pursuant to which we have agreed to pay the Bank of Montreal, on behalf of the secured lenders, $1.6 million in exchange for a mutual release pursuant to which the bankruptcy trustee and the Bank of Montreal (as agent for the secured lenders), on the one hand, and B&G Foods, on the other, will release each other from all claims and counter-claims related to the adversary proceeding and B&G Foods’ proofs of claim in SK Foods’ bankruptcy cases.  The settlement remains subject to approval by the bankruptcy court.  If approved, we expect to record a gain of approximately $1.3 million related to the settlement during the fourth quarter of 2010, resulting from the write-off of $3.1 million of accounts payable on our books relating to SK Foods, partially offset by the $1.6 million settlement payment and approximately $0.2 million of related expenses.  There can be no assurance, however, that the settlement agreement will be approved by the bankruptcy court.

Collective Bargaining Agreements.  As of October 2, 2010, approximately 340 of our 719 employees, or 47.3%, were covered by collective bargaining agreements, of which 162 were covered by collective

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                          Commitments and Contingencies (Continued)

bargaining agreements expiring within the next 12 months.  Our collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695) that covers are Stoughton, Wisconsin employees is scheduled to expire on March 31, 2011.  We expect to begin negotiations for a new collective bargaining agreement for our Stoughton, Wisconsin employees during the first quarter of 2011.  While we believe that our relations with our union employees are good, we cannot assure you that we will be able to negotiate the Stoughton, Wisconsin collective bargaining agreement on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages.  At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

(12)                          Earnings per Share

Basic earnings per share for our common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share for the common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to performance shares that may be earned under long-term incentive awards had been issued as of the beginning of the period using the treasury stock method.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(Shares in thousands)
Weighted average common shares outstanding:
Basic	47,636	37,790	47,563	36,644
Net effect of dilutive share-based compensation awards	965	183	786	—
Diluted	48,601	37,973	48,349	36,444

(13)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our top ten customers accounted for approximately 50.1% of consolidated net sales for the first three quarters of 2010 and 2009.  Our top ten customers accounted for approximately 48.8% and 52.7% of our receivables as of October 2, 2010 and January 2, 2010, respectively.  Other than Wal-Mart, which accounted for 16.1% and 15.9% of our consolidated net sales for the first three quarters of 2010 and 2009, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2010 or 2009.  Other than Wal-Mart, which accounted for 13.5% of our consolidated receivables as of October 2, 2010, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of the first three quarters of 2010.  Other than Wal-Mart and C&S Wholesale

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)                          Business and Credit Concentrations and Geographic Information (Continued)

Grocery, which accounted for 12.5% and 11.1% of our consolidated receivables, respectively, as of January 2, 2010, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of fiscal 2009.

During the first three quarters of 2010 and 2009, our sales to foreign countries represented less than 1.0% of net sales.  Our foreign sales are primarily to customers in Canada.

(14)                          Share-Based Compensation

Beginning in fiscal 2008, our compensation committee has made annual grants of performance share long-term incentive awards (LTIAs) to our executive officers and certain other members of senior management under the 2008 Omnibus Incentive Compensation Plan.  The LTIAs entitle the participant to earn shares of common stock upon the attainment of certain performance goals over the applicable performance period.  The LTIAs, each have a threshold, target and maximum payout.  The awards are settled based upon our performance over the applicable performance period.  For the LTIAs granted to date, the applicable performance metric is and has been “excess cash” (as defined in the award agreements).  If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant to the awards.  If our performance meets or exceeds the performance threshold, then a varying amount of shares from the threshold amount (50% of the target number of shares) up to the maximum amount (300% of the target number of shares) may be earned.  No shares are earned if the performance threshold is not met.

Based on the actual results of our company for the 2008 to 2009 performance period, 399,842 shares of common stock were earned under the 2008 to 2009 LTIAs.  During the first quarter of 2010, 251,368 shares of common stock were issued to participants with a market price at the date of issuance of $9.83 per share.  The remaining 148,474 shares of common stock were withheld to fund required statutory minimum withholding taxes on behalf of employees.  The excess tax benefit recorded to additional paid in capital as a result of the issuance of common stock was $0.3 million.

During the third quarter and first three quarters of 2010, we recognized $0.9 million and $2.2 million, respectively, of compensation expense for performance share LTIAs.  Of the $0.9 million recognized during the third quarter of 2010, $0.6 million is reflected in general and administrative expenses, $0.1 million is reflected in cost of goods sold and $0.2 million is reflected in sales, marketing and distribution expenses in our consolidated statement of operations.  Of the $2.2 million recognized during the first three quarters of 2010, $1.4 million is reflected in general and administrative expenses, $0.4 million in cost of goods sold, and $0.4 million is reflected in sales, marketing and distribution expenses in our consolidated statement of operations.  During the third quarter and first three quarters of 2009, we recognized $1.5 million and $3.1 million, respectively, of compensation expense for performance share LTIAs. Of the $1.5 million recognized during the third quarter of 2009, $0.9 million is reflected in general and administrative expenses, $0.3 million is reflected cost of goods sold and $0.3 million is reflected in sales, marketing and distribution expenses in our consolidated statement of operations.   Of the $3.1 million recognized during the first three quarters of 2009, $1.9 million is reflected in general and administrative expenses, $0.6 million is reflected in sales, marketing and distribution expenses, and $0.6 million is reflected in cost of goods sold in our consolidated statement of operations.  As of October 2, 2010, there was $4.6 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 27 months.

The following table details the activity in our performance share LTIAs for the first three quarters of 2010:

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)                          Share-Based Compensation (Continued)

	Number of Performance Shares (1)	Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2010	1,918,466	$4.09
Granted	595,254	$7.63
Vested	(399,842)	$7.65
Forfeited	(72,441)	$3.13
At October 2, 2010	2,041,437	$4.46

(1)         Solely for purposes of this table, the number of performance shares granted is based on the participants earnings their maximum number of performance shares (i.e., 300% of the target number of performance shares).

(2)         The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

Non-Employee Director Stock Grants.  Each of our non-employee directors receives an annual equity grant as part of his or her non-employee director compensation.  These shares fully vest when issued.  On June 1, 2010, 16,980 shares of common stock in the aggregate were issued to the non-employee directors based upon the closing price of our common stock on May 28, 2010 (the business day immediately prior to the date of grant) of $10.60 per share.  On June 1, 2009, 24,135 shares of common stock in the aggregate were issued to the non-employee directors based upon the closing price of our common stock on May 29, 2009 (the business day immediately prior to the date of grant) of $7.25 per share.  For the first three quarters of 2010 and 2009, share-based compensation expense of $0.2 million relating to the non-employee director grants is reflected in general and administrative expenses in our consolidated statements of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended October 2, 2010 (third quarter of 2010 and first three quarters of 2010) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 2, 2010 (fiscal 2009) included in our 2009 Annual Report on Form 10-K.

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

The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products can from time to time increase significantly and unexpectedly.  We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices.  To date, our cost saving measures and sales price increases have offset increases to our raw material, ingredient and packaging costs.  To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

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

Consumer Concern Regarding Food Safety, Quality and Health:  The food industry is subject to consumer concerns regarding the safety and quality of certain food products.  If consumers in our principal markets lose confidence in the safety and quality of our food products even as a result of a product liability claim or a product recall by a food industry competitor, our business could be adversely affected.

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

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; the recoverability of goodwill, trademarks, customer relationship intangibles, property, plant and equipment, and deferred tax assets; and the accounting for share-based compensation expense.  Actual results could differ significantly from these estimates and assumptions.

In our 2009 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies since January 2, 2010.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2010 and 2009 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.7%	70.8%	67.5%	69.4%
Gross profit	31.3%	29.2%	32.5%	30.6%

Sales, marketing and distribution expenses	7.9%	8.6%	8.6%	8.9%
General and administrative expenses	2.0%	2.3%	2.2%	2.2%
Amortization expense—customer relationships	1.3%	1.3%	1.3%	1.3%
Operating income	20.1%	17.0%	20.4%	18.2%

Interest expense, net	8.3%	11.0%	8.6%	10.9%
Loss on extinguishment of debt	—	0.5%	4.0%	0.2%
Income before income tax expense	11.8%	5.5%	7.8%	7.1%

Income tax expense	4.4%	2.1%	2.9%	2.7%
Net income	7.4%	3.4%	4.9%	4.4%

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of 2010 and 2009 along with the components of EBITDA follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(Dollars in thousands)
Net income	$9,282	$4,161	$18,101	$16,103
Income tax expense	5,519	2,611	10,642	9,900
Interest expense, net	10,335	13,570	31,855	39,996
Depreciation and amortization	3,761	3,677	11,118	10,847
Loss on extinguishment of debt	—	674	15,224	674
EBITDA	28,897	24,693	86,940	77,520
Income tax expense	(5,519)	(2,611)	(10,642)	(9,900)
Interest expense, net	(10,335)	(13,570)	(31,855)	(39,996)
Deferred income taxes	2,825	3,348	5,584	9,295
Amortization of deferred financing costs and bond discount	500	610	1,515	2,222
Unrealized loss (gain) on interest rate swap	471	631	1,820	(108)
Reclassification to net interest expense for interest rate swap	423	424	1,270	1,270
Share-based compensation expense	943	1,471	2,413	3,273
Excess tax benefits from share-based compensation	—	—	(330)	—
Changes in assets and liabilities	(559)	1,973	4,426	(9,275)
Net cash provided by operating activities	$17,646	$16,969	$61,141	$34,301

Third quarter of 2010 compared to the third quarter of 2009.

Net Sales.  Net sales increased $1.2 million or 1.0% to $125.1 million for the third quarter of 2010 from $123.9 million for the third quarter of 2009.  The increase was attributable to sales price and unit volume increases of $0.4 million and $0.3 million, respectively, and a reduction in coupons and slotting expenses of $0.5 million.  Net sales of our lines of Ortega, B&M and Polaner products increased by $2.1 million, $0.6 million and $0.6 million or 6.8%, 12.2% and 6.2%, respectively.  These increases were offset by a reduction in net sales of our Cream of Wheat and B&G products of $1.5 million and $0.7 million or 9.2% and 8.4%, respectively.  In the aggregate, net sales for all other brands increased $0.1 million, or 0.7%.

Gross Profit.  Gross profit increased $3.0 million or 8.2% to $39.2 million for the third quarter of 2010 from $36.2 million for the third quarter of 2009.  Gross profit expressed as a percentage of net sales increased 2.1 percentage points to 31.3% in the third quarter of 2010 from 29.2% in the third quarter of 2009.  This increase in gross profit expressed as a percentage of net sales was attributable to increased sales prices and a reduction in coupons and slotting, which accounted for 0.5 percentage points.  The remaining 1.6 percentage points is attributable to decreases in commodity and ingredient costs and a sales mix shift to higher margin products, slightly offset by an increase in packaging and fuel surcharge costs.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses decreased $0.8 million or 7.1% to $9.9 million for the third quarter of 2010 from $10.7 million for the third quarter of 2009.  This decrease is primarily due to a decrease in warehousing costs of $0.6 million attributable to warehouse consolidations, and a decrease in consumer marketing and trade spending of $0.2 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 7.9% for the third quarter of 2010 from 8.6% for the third quarter of 2009.

General and Administrative Expenses.  General and administrative expenses decreased $0.4 million or 13.7% to $2.5 million for the third quarter of 2010 from $2.9 million in the third quarter of 2009.  The decrease in general and administrative expenses primarily resulted from a reduction in share based compensation expense.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships remained consistent at $1.6 million for the third quarter of 2010 as compared to the third quarter of 2009.

Operating Income.  As a result of the foregoing, operating income increased $4.1 million or 19.6% to $25.1 million for the third quarter of 2010 from $21.0 million for the third quarter of 2009.  Operating income expressed as a percentage of net sales increased to 20.1% in the third quarter of 2010 from 17.0% in the third quarter of 2009.

Net Interest Expense.  Net interest expense decreased $3.3 million or 23.8% to $10.3 million for the third quarter of 2010 from $13.6 million in the third quarter of 2009.  The decrease in net interest expense in the third quarter of 2010 was primarily attributable to a decrease of 1.7 percentage points in the effective interest rate on our long-term debt to 7.9% in the third quarter of 2010 from 9.6% in the third quarter of 2009 and a reduction in the average principal amount of our long-term debt outstanding during the third quarter of 2010 as compared to the third quarter of 2009.  The decrease in the effective interest rate and the reduction in the average principal amount of our long-term debt outstanding is the result of the refinancing of our 8% senior notes and 12% senior subordinated notes with the proceeds of the issuance of our 7.625% senior notes during the first quarter of 2010 and our public offering of common stock completed in the third quarter of 2009.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the third quarter of 2009 includes $0.7 million of costs relating to our repurchase of senior subordinated notes during the third quarter of 2009, including $0.4 million for the payment of a repurchase premium and a non-cash charge of $0.3 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased.  During the third quarter of 2010, we did not extinguish any debt.

Income Tax Expense.  Income tax expense increased $2.9 million to $5.5 million for the third quarter of 2010 from $2.6 million for the third quarter of 2009.  Our effective tax rate was 37.3% for the third quarter of 2010 and 38.6% for the third quarter of 2009.  The decrease in our effective tax rate is primarily due to incremental tax deductions for manufacturing credits.

First three quarters of 2010 compared to first three quarters of 2009.

Net Sales.  Net sales increased $6.1 million or 1.7% to $371.5 million for the first three quarters of 2010 from $365.4 million for the first three quarters of 2009.  The increase was attributable to sales price and unit volume increases of $3.9 million and $2.9 million, respectively, partially offset by an increase in coupon expenses of $0.7 million.  Net sales of our lines of Ortega, Maple Grove Farms of Vermont, Las Palmas, Cream of Wheat, Ac’cent, Polaner and Underwood products increased in the amounts of $5.3 million, $1.8 million, $1.2 million, $1.1 million, $0.7 million, $0.6 million and $0.5 million or 5.9%, 3.8%, 5.6%, 2.6%, 5.4%, 2.1% and 3.2%, respectively.  These increases were offset by a reduction in net sales of our B&G, B&M, Joan of Arc and Regina products of $2.3 million, $2.0 million, $0.5 million and $0.4 million or 8.0%, 9.9%, 5.8% and 5.5%.  In the aggregate, net sales for all other brands increased $0.1 million, or 0.3%.

Gross Profit.  Gross profit increased $8.8 million or 7.8% to $120.6 million for the first three quarters of 2010 from $111.8 million for the first three quarters of 2009.  Gross profit expressed as a percentage of net sales increased 1.9 percentage points to 32.5% in the first three quarters of 2010 from 30.6% in the first three quarters of 2009.  This increase in gross profit expressed as a percentage of net sales was attributable to increased sales prices net of increased coupon expenses, which accounted for 0.6 percentage points.  The remaining 1.3 percentage points was primarily attributable to decreases in commodity and ingredient costs and a sales mix shift to higher margin products, slightly offset by an increase in packaging and fuel surcharge costs.

Sales, Marketing and Distribution Expenses.  Sales, marketing and distribution expenses decreased $0.6 million or 1.7% to $32.0 million for the first three quarters of 2010 from $32.6 million for the first three quarters of 2009.  The decrease is primarily due to decreases in warehousing costs of $1.2 million due to warehouse consolidations and brokerage of $0.4 million, offset by increases in consumer marketing and trade spending of $1.0 million.  Expressed as a percentage of net sales, our sales, marketing and distribution expenses decreased to 8.6% for the first three quarters of 2010 from 8.9% for the first three quarters of 2009.

General and Administrative Expenses.  General and administrative expenses increased $0.1 million or 2.3% to $7.9 million for the first three quarters of 2010 from $7.8 million in the first three quarters of 2009.  The increase in general and administrative expenses primarily resulted from an increase in professional fees of $0.2 million, other expenses including fringes of $0.4 million, partially offset by a reduction in share based compensation expense of $0.5 million.

Amortization Expense—Customer Relationships.  Amortization expense—customer relationships remained consistent at $4.8 million for the first three quarters of 2010 as compared to the first three quarters of 2009.

Operating Income.  As a result of the foregoing, operating income increased $9.1 million or 13.7% to $75.8 million for the first three quarters of 2010 from $66.7 million for the first three quarters of 2009.  Operating income expressed as a percentage of net sales increased to 20.4% in the first three quarters of 2010 from 18.2% in the first three quarters of 2009.

Net Interest Expense.  Net interest expense decreased $8.1 million or 20.4% to $31.9 million for the first three quarters of 2010 from $40.0 million in the first three quarters of 2009.  The decrease in net interest expense in the first three quarters of 2010 was primarily attributable to a decrease of 1.7 percentage points in the effective interest rate on our long-term debt to 8.1% in the first three quarters of 2010 from 9.8% in the first three quarters of 2009 and a reduction in the average principal amount of our long-term debt outstanding during the first three quarters of 2010 as compared to the first three quarters of 2009.  The decrease in the effective interest rate and the reduction in the average principal amount of our long-term debt outstanding is the result of the refinancing of our 8% senior notes and 12% senior subordinated notes with the proceeds of the issuance of our 7.625% senior notes during the first quarter of 2010 and our public offering of common stock completed in the third quarter of 2009.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt increased $14.5 million to $15.2 million for the first three quarters of 2010 from $0.7 million in the first three quarters of 2009.  Loss on extinguishment of debt for the first three quarters of 2010 includes $15.2 million of costs relating to our repurchase and redemption of $69.5 million aggregate principal amount of senior subordinated notes and $240.0 million aggregate principal amount of senior notes, including $10.7 million for the payment of a repurchase premium and a non-cash charge of $4.5 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased.  Loss on extinguishment of debt during the first three quarters of 2009 included $0.7 million of costs relating to our repurchase of senior subordinated notes during the third quarter of 2009, including $0.4 million for the payment of a repurchase premium and a non-cash charge of $0.3 million for the write-off of unamortized deferred financing costs associated with the notes repurchased.

Income Tax Expense.  Income tax expense increased $0.7 million to $10.6 million for the first three quarters of 2010 from $9.9 million for the first three quarters of 2009.  Our effective tax rate was 37.0% for the first three quarters of 2010 and 38.1% for the first three quarters of 2009.  The decrease in our effective tax rate is primarily due to incremental tax deductions for manufacturing credits.

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

Cash Flows.  Cash provided by operating activities increased $26.8 million to $61.1 million for the first three quarters of 2010 from $34.3 million for the first three quarters of 2009.  The increase in cash provided by operating activities in the first three quarters of 2010 as compared to the first three quarters of 2009 was primarily due to an increase in net sales, improved profitability and working capital improvements, with the largest improvement relating to the change in finished goods inventory.

Net cash used in investing activities for the first three quarters of 2010 decreased $0.8 million to $7.1 million from $7.9 million for the first three quarters of 2009.  Net cash used in investing activities for the first three quarters of 2010 and 2009 consisted entirely of capital spending.  Capital expenditures in the first three quarters of 2010 and 2009 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash used in financing activities for the first three quarters of 2010 was $6.4 million as compared to net cash provided by financing activities of $58.6 million for the first three quarters of 2009.  Net cash used in financing activities for the first three quarters of 2010 include $320.3 million in payments for the repurchase and redemption of $69.5 million principal amount of our 12% senior subordinated notes and $240.0 million principal amount of our 8% senior notes, $24.2 million of dividend payments, $8.2 million of deferred financing costs and $1.5 million in payments of tax withholding on behalf of employees for net share settlement of share-based compensation.  Net cash used in financing activities were reduced by net proceeds of $347.4 million from the issuance of our 7.625% senior notes and a $0.3 million excess tax benefits from share-based compensation.  Net cash provided by financing activities for the first three quarters of 2009 consisted of our public offering of common stock completed during the third quarter of 2009, which resulted in net proceeds of $86.6 million, after deducting underwriting discounts and commissions and other transaction expenses, offset by $18.4 million of dividend payments and $6.6 million in payments for the repurchase and redemption of $6.3 million principle amount of our senior subordinated notes, $2.3 million for the repurchase of common stock and $0.7 million of deferred financing costs.

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

Dividend Policy

Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business.  Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us.  From the date of our initial public offering in October 2004 through the dividend payment we made on October 30, 2008, the dividend rate for our common stock was $0.848 per share per annum.  Beginning with the dividend payment we made on January 30, 2009, the current intended dividend rate for our common stock is $0.68 per share per annum.

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

For the first three quarters of 2010 and 2009, we had cash flows provided by operating activities of $61.1 million and $34.3 million, and distributed $24.2 million and $18.4 million, respectively, as dividends. At our current intended dividend rate of $0.680 per share per annum, we expect our aggregate dividend payments in fiscal 2010 to be $32.3 million.  If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Environmental and Health and Safety Costs

We have not made any material expenditures during the first three quarters of 2010 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of October 2, 2010, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same or a similar line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

At October 2, 2010, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash and cash equivalents on hand and working capital requirements, we have no plans to do so for the foreseeable future.

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

We initially designated the swap as a cash flow hedge.  Prior to Lehman’s bankruptcy filing, we recorded changes in the fair value of the swap in accumulated other comprehensive loss, net of tax in our consolidated balance sheet.  However, as a result of the Lehman bankruptcy filing, we determined in September 2008 that the interest rate swap was no longer an effective hedge for accounting purposes.  Accordingly, subsequent to that determination, we record changes in the swap’s fair value in current earnings in net interest expense in our consolidated statements of operations.  We obtain third-party verification of the fair value at the end of each reporting period.  As of October 2, 2010, the fair value of our interest rate swap was an unrealized loss of $13.4 million and is recorded in other liabilities on our consolidated balance sheet.  The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the third quarter and first three quarters of 2010 includes a charge of $0.5 million and $1.8 million, respectively, relating to the unrealized loss on our interest rate swap and a reclassification of $0.4 million and $1.3 million, respectively, of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest in the third quarter and first three quarters of 2010 also includes a reduction in interest income primarily due to lower interest rates.  As of October 2, 2010, we expect to reclassify $4.1 million to net interest expense during the remainder of the life of the swap, with $1.7 million being reclassified in the next twelve months.

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

7.625% Senior Notes due 2018.  In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a price to the public of 99.271% of their face value.  Accordingly, the original issue discount and debt financing costs are being amortized through the maturity date of the senior notes. Interest on the senior notes is payable on January 15 and July 15 of each year.  The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as described below.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of October 2, 2010, we were in compliance with all of the covenants in the senior notes indenture.

Future Capital Needs

We are highly leveraged.  On October 2, 2010, our total long-term debt and stockholders’ equity was $477.7 million and $221.7 million, respectively.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash and cash equivalents on hand, cash flows from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our common stock.  We expect to make capital expenditures of up to approximately $11.0 million in the aggregate during fiscal 2010, $7.1 million of which have already been made during the first three quarters.

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

Off-balance Sheet Arrangements

As of October 2, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first three quarters of 2010, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2009 Annual Report on Form 10-K, except that in January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a price to the public of 99.271% of their face value.  We used a portion of the net proceeds from the offering to retire all $240.0 million principal amount of our 8% senior notes and the remaining $69.5 million principal amount of our 12% senior subordinated notes.  See “Debt” above.  Our interest obligations on the 7.625% senior notes are expected to be $26.7 million per annum.  In addition, our expected contributions to our defined benefit pension plans for fiscal 2010 have increased from $1.3 million to $2.6 million because, although not obligated to do so, we made $1.3 million of additional voluntary contributions to our defined benefit pension plans during the first three quarters of 2010.

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The revolving credit facility was undrawn at October 2, 2010 and January 2, 2010, and we currently have no plans to draw upon the facility for the foreseeable future.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million at October 2, 2010.

We have outstanding $130.0 million of term loan borrowings at October 2, 2010 and January 2, 2010.  The term loan borrowings are fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007 with an affiliate of Lehman.  See the discussion of the interest rate swap and the Lehman bankruptcy filing above under the heading “Liquidity and Capital Resources—Debt—Senior Secured Credit Facility” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of October 2, 2010 and January 2, 2010 are as follows (dollars in thousands):

	October 2, 2010			January 2, 2010
	Carrying Value		Fair Value(1)	Carrying Value	Fair Value(1)
Senior Secured Term Loan due 2013	$130,000		$129,025	$130,000	$127,400
8% Senior Notes due 2011	—		—	240,000	243,000
7.625% Senior Notes due 2018	347,668	(2)	364,875	—	—
12.0% Senior Subordinated Notes due 2016	—		—	69,541	69,172

(1)   Fair values are estimated based on quoted market prices.

(2)   The carrying value of the 7.625% senior notes is net of discount.

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

Dated: October 26, 2010	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)