Form 10-K
period 2011-01-01
B&G Foods, Inc.
filed 2011-03-01
CIK 1278027

As filed with the Securities and Exchange Commission on March 1, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 1, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are affiliates of the registrant) as of July 2, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was $490,741,778 (based on the $10.46 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

         As of February 28, 2011, the registrant had 47,900,237 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Selected designated portions of the registrant's definitive proxy statement to be filed on or before May 2, 2011 in connection with the registrant's 2011 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 1, 2011

PART I

Item 1.    Business.

Overview

        The terms "B&G Foods," "our," "we" and "us," as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended December 30, 2006, December 29, 2007, January 3, 2009, January 2, 2010 and January 1, 2011 as "fiscal 2006," "fiscal 2007," "fiscal 2008," "fiscal 2009,"and "fiscal 2010" respectively.

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
January 2001	Sale of the Burns & Ricker® brand to Nonni's Food Company, Inc.
August 2003	Acquisition of the Ortega brand from Nestlé Prepared Foods Company.
October 2004	Completion of our initial public offering of Enhanced Income Securities (EISs).
December 2005	Acquisition of the Ortega food service dispensing pouch and dipping cup cheese sauce businesses from Nestlé USA, Inc.
January 2006	Acquisition of the Grandma's molasses brand from Mott's LLP, a Cadbury Schweppes Americas Beverages company.
February 2007	Acquisition of the Cream of Wheat and Cream of Rice brands from Kraft Foods Global, Inc.
May 2007	Completion of our initial public offering of our common stock as a separately traded security.
November 2010	Acquisition of the Don Pepino and Sclafani brands from Violet Packing LLC, referred to as the "Don Pepino acquisition" in the remainder of this document.

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

        The Maple Grove Farms of Vermont brand, which originated in 1915, is one of the leading brands of pure maple syrup sold in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, sugar free syrups, marinades, fruit syrups, confections, pancake mixes and organic products.

        The Cream of Wheat brand was introduced in 1893 and is among the leading brands and one of the most trusted and widely recognized brands of hot cereals sold in the United States. Cream of Wheat is available in original 10-minute, 2 1/2 minute and one-minute versions, and also in instant packets of original and other flavors, including Cinnamon Swirl and Maple Brown Sugar. We also offer Cream of Rice, a rice-based hot cereal. Since acquiring Cream of Wheat in 2007, we have introduced a whole grain version of original Cream of Wheat, which provides consumers with a good source of fiber. In 2009, we introduced a "Healthy Grain" version of instant Cream of Wheat, which provides consumers with an excellent source of fiber and a good source of protein. Most recently during 2010, pursuant to a licensing agreement, we introduced Cream of Wheat Cinnabon®.

        The Polaner brand was introduced in 1880 and is comprised of a broad array of fruit-based spreads as well as jarred wet spices such as chopped garlic and oregano. Polaner All Fruit is a leading national brand of fruit-juice sweetened fruit spread. The spreads are available in more than a dozen flavors. Polaner Sugar Free preserves are the second leading brand of sugar free preserves nationally. Beginning in 2009, we reformulated Polaner All Fruit and Polaner Sugar Free to include 3 grams of fiber per tablespoon.

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

        The Don Pepino and Sclafani brands originated in 1955 and 1900, respectively, and primarily include pizza and spaghetti sauces, whole and crushed tomatoes and tomato puree.

        The Grandma's brand of molasses, which was introduced in 1890, is the leading brand of premium-quality molasses sold in the United States. Grandma's molasses products are offered in two distinct styles: Grandma's Original Molasses and Grandma's Robust Molasses.

        The Joan of Arc brand, which originated in 1895, includes a full range of canned beans including kidney, chili and other varieties of beans.

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

        The Sa-són brand was introduced in 1947 as a flavor enhancer used primarily for Puerto Rican and Hispanic food preparation. The product is generally used on beef, poultry, fish and vegetables. The brand's flavor enhancer is offered in four flavors: Original, Coriander and Achiote, Garlic and Onion, and Tomato. We also offer reduced sodium versions of Sa-són.

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

        Our sales strategy is centered on individual brands. We allocate promotional spending for each of our brands and our regional sales managers coordinate promotions with customers. Additionally, our marketing department works in conjunction with the sales department to coordinate special account activities and marketing support, such as couponing, public relations and media advertising.

        We have a national sales force that is capable of supporting our current business as well as potential new acquisitions. Historically, our sales force has typically been able to integrate newly acquired brands within 30 days of the acquisition date.

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

Customers

        Our top ten customers accounted for approximately 50.6% of our net sales and 53.2% of our end of the year receivables for fiscal 2010. Other than Wal-Mart, which accounted for 16.2% of our fiscal 2010 net sales, no single customer accounted for 10.0% or more of our fiscal 2010 net sales. Other than Wal-Mart, which accounted for 15.0% of our receivables as of the end of fiscal 2010, no single customer accounted for more than 10.0% of our receivables as of the end of fiscal 2010. During each of the last three fiscal years our net sales to foreign countries represented less than 1.0% of our total net sales. Our foreign sales are primarily to customers in Canada.

Seasonality

        Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons or other annual events. In the aggregate, however, sales of our products are not heavily weighted to any particular quarter due to the offsetting nature of demands for our diversified product portfolio. Sales during the fourth quarter are generally higher than those of the preceding three quarters.

        We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers, tomatoes and other related specialty items during the months of July through October, and we purchase substantially all of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

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

Raw Materials

        We purchase raw materials, including agricultural products, meat, poultry, ingredients and packaging materials, from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Our principal raw materials include maple syrup, wheat, beans, tomatoes, fruits, peppers, cucumbers, meat, poultry, sugar and corn sweeteners. We purchase our agricultural raw materials in bulk or pursuant to short-term supply contracts. We purchase most of our agricultural products between April 1 and October 31. We also use packaging materials, particularly glass jars, cans and plastic containers. The profitability of our business relies in substantial part on the prices we and our co-packers pay for these raw materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, currency exchange rates, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions, the effect of insects, plant diseases and fungi, and glass, metal and plastic prices.

        Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials can increase from time to time significantly and unexpectedly. We attempt to manage cost inflation risks by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs.

To the extent we are unable to avoid or offset the impact of cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, should input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

        For a discussion of recent trends and uncertainties associated with our raw materials, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Fluctuations in Commodity Prices and Production and Distribution Costs."

Production

        Manufacturing.    We operate six manufacturing facilities for our products. See Item 2, "Properties" for a listing of our manufacturing facilities.

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

Trademarks and Licensing Agreements

        As of February 14, 2011 we own 115 trademarks that are registered in the United States, 44 trademarks that are registered with certain U.S. states and Puerto Rico, and 339 trademarks that are registered in foreign countries. In addition, we have 8 trademark applications pending in the United States and foreign countries. Examples of our trademarks and registered trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Brer Rabbit, Cozy Cottage, Cream of Rice, Cream of Wheat, Don Pepino, Grandma's, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Ortega, Polaner, Regina, Sa-són, Sclafani, Trappey's, Underwood, Vermont Maid and Wright's. We consider our trademarks, in the aggregate, to be of special significance to our business. We are not aware of any circumstances that would negatively impact our trademarks. Our credit facility is secured by substantially all of our assets (other than our real property), including our rights to our intellectual property.

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

        The license agreement has been extended through May 2011 and is subject to extension and renewal at our option for additional one-year periods if we meet specified annual net sales results. We expect that we will meet the specified annual net sales results required in order to renew the agreement through May 2012. Under the license agreement, we are, among other things, obligated to introduce and market new products in each year of the license agreement and to pay the licensor royalties based on annual net sales of our Emeril's brand products. The license agreement may be terminated by the licensor if we are in breach or default of any of our material obligations thereunder. We have also agreed to indemnify the licensor with respect to claims under the license agreement, including claims relating to any alleged unauthorized use of any mark, personality or recipe by us in connection with the products in the Emeril's line of products.

        In February 2008, Martha Stewart Living Omnimedia, Inc. (MSLO) announced that it was acquiring certain assets related to the business of Emeril Lagasse. In connection with the closing of that transaction and with our consent, EFLP assigned its rights under the license agreement to a subsidiary of MSLO.

Employees and Labor Relations

        As of January 1, 2011, our workforce consisted of 749 employees. Of that total, 594 employees were engaged in manufacturing, 41 were engaged in marketing and sales, 89 were engaged in warehouse and distribution and 25 were engaged in administration. Approximately 354 of our 749 employees, as of January 1, 2011, were covered by collective bargaining agreements. Approximately 53 of our employees at our Roseland, New Jersey facility were covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America (Local No. 863), scheduled to expire on March 31, 2014. Approximately 128 of our employees at our Portland, Maine facility were covered by a collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO, Local No. 334), scheduled to expire on April 28, 2012. Approximately 173 of our employees at our Stoughton, Wisconsin facility were covered by a collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695), scheduled to expire on March 31, 2011. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for Stoughton on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If prior to the expiration of the Stoughton collective bargaining agreement or prior to the expiration of any of our other existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected. At this time, however, management does not expect that the outcome of the Stoughton negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

        Our largest customer, Wal-Mart, accounted for 16.2% of our fiscal 2010 net sales, and our ten largest customers together accounted for approximately 50.6% of our fiscal 2010 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials, fuel, labor, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

        We purchase raw materials, including agricultural products, meat, poultry, ingredients and packaging materials, from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel, are subject to fluctuations in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor and other costs related to our operations can increase from time to time significantly and unexpectedly. We attempt to manage cost inflation risks by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs. To the extent we are unable to avoid or offset the impact of present and future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, should input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

We have substantial indebtedness, which could restrict our ability to pay dividends and impact our financing options and liquidity position.

        At February 28, 2011, we had total long-term indebtedness of $480.0 million, including $130.0 million principal amount of senior secured indebtedness and $350.0 million of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit facility and the first supplemental indenture relating to our senior notes (which we refer to as the senior notes indenture) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

  •
  our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions may be limited;

  •
  we may not be able to refinance our indebtedness on terms acceptable to us or at all;

  •
  a significant portion of our cash flow is likely to be dedicated to the payment of interest on our indebtedness, thereby reducing funds available for future operations, capital expenditures, acquisitions and/or dividends on our common stock; and

  •
  we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

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

        Any future financial market disruptions or tightening of the credit markets, may make it more difficult for us to obtain financing for acquisitions or increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies that are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing.

Future disruptions in the credit markets or other factors, could impair our ability to refinance our debt upon terms acceptable to us or at all.

        Our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013, and our $350.0 million of senior notes mature in January 2018. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

        As of January 1, 2011, approximately 354 of our 749 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. We are currently in negotiations for a new collective bargaining agreement to replace the existing collective bargaining agreement for our Stoughton, Wisconsin facility that is scheduled to expire on March 31, 2011. However, we cannot assure you that we will be able to negotiate a new Stoughton collective bargaining agreement on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If prior to the expiration of the Stoughton collective bargaining agreement or prior to the expiration of any of our other existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

        We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $245.9 million between 2011 and 2025. The expected annual deductions are approximately $31.4 million for 2011, approximately $29.7 million for fiscal 2012, approximately $28.2 million for fiscal 2013, approximately $23.5 million for fiscal 2014, approximately $22.3 million per year for fiscal 2015 through 2017, approximately $19.7 million for fiscal 2018, approximately $15.3 million per year for fiscal 2019 and 2020, approximately $13.3 million for fiscal 2021, approximately $2.3 million for fiscal 2022 and approximately $0.1 million for fiscal 2023 through 2025. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

A change in the assumptions used to value our goodwill or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

        Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value for purposes of the second step of the impairment test requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our EBITDA. We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater. We completed our annual impairment tests for fiscal 2010, 2009 and 2008 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. However, materially different, assumptions regarding the future performance of our businesses could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

Any future financial market disruptions or tightening of the credit markets could expose us to additional credit risks from customers and supply risks from suppliers and co-packers.

        Any future financial market disruptions or tightening of the credit markets could result in some of our customers experiencing a significant decline in profits and/or reduced liquidity. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. A significant adverse change in the financial and/or credit position of a supplier or co-packer could result in an interruption of supply. This could have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

Risks Relating to our Securities

Holders of our common stock may not receive the level of dividends provided for in our dividend policy or any dividends at all.

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

Our certificate of incorporation authorizes us to issue without stockholder approval preferred stock that may be senior to our common stock in certain respects.

        Our certificate of incorporation authorizes the issuance of preferred stock without stockholder approval and, in the case of preferred stock, upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future, including any preferential rights that we may grant to the holders of preferred stock. The terms of any preferred stock we issue may place restrictions on the payment of dividends to the holders of our common stock. If we issue preferred stock that is senior to our common stock in right of dividend payment, and our cash flows from operating activities or surplus are insufficient to support dividend payments to the holders of preferred stock, on the one hand, and to the holders common stock, on the other hand, we may be forced to reduce or eliminate dividends to the holders of our common stock.

Future sales or the possibility of future sales of a substantial number of shares of our common stock or other securities convertible or exchangeable into common stock may depress the price of our common stock.

        We may issue shares of our common stock or other securities convertible or exchangeable into common stock from time to time in future financings or as consideration for future acquisitions and investments. In the event any such future financing, acquisition or investment is significant, the number of shares of our common stock or other securities convertible or exchangeable into common stock that we may issue may in turn be significant. In addition, we may grant registration rights covering shares of our common stock or other securities convertible or exchangeable into common stock, as applicable, issued in connection with any such future financing, acquisitions and investments.

        We currently have an effective shelf registration statement on Form S-3 registering the sale of up to approximately $600.0 million of securities, which we may use in the future to issue common stock or other debt or equity securities convertible or exchangeable into shares of common stock.

        Future sales or the availability for sale of a substantial number of shares of our common stock or other securities convertible or exchangeable into common stock, whether issued and sold pursuant to the shelf registration statement or otherwise would dilute our earnings per share and the voting power of each share of common stock outstanding prior to such sale or distribution, could adversely affect the prevailing market price of our securities and could impair our ability to raise capital through future sales of our securities.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located at Four Gatehall Drive, Suite 110, Parsippany, NJ 07054. Our manufacturing plants are generally located near major customer markets and raw materials. Of our six manufacturing facilities, five are owned and one is leased. Management believes that our manufacturing plants have sufficient capacity to accommodate our planned growth. As of January 1, 2011, we owned or leased the offices, manufacturing and warehouse facilities and distribution centers described in the table below:

Facility Location	Owned/ Leased	Description
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
St. Evariste, Québec	Owned	Storage Facility
Sharptown, Maryland	Owned	Storage Facility
Parsippany, New Jersey	Leased	Corporate Headquarters
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Antioch, Tennessee	Leased	Distribution Center
Houston, Texas	Leased	Distribution Center
Easton, Pennsylvania	Leased	Distribution Center
Bentonville, Arkansas	Leased	Sales Office

Item 3.    Legal Proceedings.

        The information set forth under the heading "Legal Proceedings" in Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Shares of our common stock are traded on the New York Stock Exchange under the symbol "BGS" and have been so traded since May 23, 2007. The following table sets forth the high and low sales prices of shares of our common stock for each of the quarterly periods indicated.

	High	Low
Fiscal 2009
First Quarter	$5.62	$3.51
Second Quarter	$8.60	$4.89
Third Quarter	$10.23	$7.38
Fourth Quarter	$9.77	$7.56
Fiscal 2010
First Quarter	$10.60	$8.56
Second Quarter	$11.59	$5.00
Third Quarter	$11.57	$10.25
Fourth Quarter	$13.87	$10.67

Holders

        According to the records of our transfer agent, we had 76 holders of record of our common stock as of February 28, 2011, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

        Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company's separately traded shares of common stock with the cumulative total return of the Russell MicroCap Index, the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from May 23, 2007 (the first day of trading of our separately traded shares of common stock on the New York Stock Exchange) to January 1, 2011, assuming the investment of $100 on May 23, 2007 and the reinvestment of dividends. The separately traded common stock price performance shown on the graph only reflects the change in our company's separately traded common stock price relative to the noted indices and is not necessarily indicative of future price performance.

 Comparison of 43 Month Cumulative Total Return*
Among B&G Foods, Inc. Common Stock, the Russell MicroCap Index,
the Russell 2000 Index and the S&P Packaged Foods & Meats Index

	5/23/2007*	12/29/2007	1/3/2009	1/2/2010	1/1/2011
B&G Foods, Inc. Common Stock (BGS)	$100.00	80.06	$48.28	88.43	140.40
Russell MicroCap Index	100.00	89.85	54.11	68.97	88.90
Russell 2000 Index	100.00	94.85	62.80	79.87	101.32
S&P Packaged Foods & Meats Index	100.00	96.24	84.25	99.29	115.53

*
$100 invested on May 23, 2007 in B&G Foods' common stock or April 30, 2007 in index, including reinvestment of dividends. Indexes calculated on month-end basis. Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Dividend Policy

  General

        Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business. Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us. From the date of our initial public offering of EISs in October 2004 through the dividend payment we made on October 30, 2008, the dividend rate for our common stock was $0.848 per share per annum. Beginning with the dividend payment paid on January 30, 2009 through the dividend payment paid on January 31, 2011, the dividend rate was $0.680 per share per annum. Beginning with the dividend previously declared and payable on May 2, 2011, our board of directors has increased the dividend rate to $0.840 per share per annum.

        For fiscal 2010 and fiscal 2009, we had cash flows from operating activities of $98.9 million and $62.9 million, respectively, and distributed $32.3 million and $26.4 million as dividends, respectively. Our board of directors declared quarterly dividends of $0.170 per share of common stock during each of the quarters of fiscal 2010 and fiscal 2009.

        Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder's adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2010 and fiscal 2009, 46.4% and 72.7%, respectively, of distributions paid on common stock will be treated as a return of capital and 53.6% and 27.3%, respectively, will be treated as a taxable dividend paid from earnings and profits.

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

        In general, our senior notes indenture restricts our ability to declare and pay dividends on our common stock as follows:

  •
  we may use up to 100% of our excess cash (as defined below) for the period (taken as one accounting period) from and including the fiscal quarter beginning January 3, 2010 to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such payment plus certain incremental funds described in the indenture for the payment of dividends so long as the fixed charge coverage ratio for the four most recent fiscal quarters for which internal financial statements are available is not less than 1.6 to 1.0; and

  •
  we may not pay any dividends on any dividend payment date if a default or event of default under our indenture has occurred or is continuing.

        Excess cash is defined in our senior notes indenture and under the terms of our credit facility. Excess cash is calculated as "consolidated cash flow," as defined in the indenture and under the terms of our credit facility (which, in each case, allows for the add-back of restructuring charges and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, excess tax benefit from issuance of LTIA shares, certain repayment of indebtedness and the cash portion of the restructuring charges. Excess cash is not a substitute for operating income or net income, as determined in accordance with generally accepted accounting principles (GAAP). Excess cash is not a complete net cash flow measure because excess cash is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to fund changes in its working capital, acquisitions, if any, and repay its debt and pay its dividends. Rather, excess cash is one potential indicator of our ability to fund these cash requirements in compliance with our debt agreements. Excess cash is also not a complete measure of our profitability because it does not include costs and expenses for depreciation and amortization and non-cash restructuring charges. We believe that the most directly comparable GAAP measure to excess cash is net cash provided by operating activities. We believe excess cash is indicative of our ability to declare and pay dividends on our common stock in compliance with the restricted payment covenants under our senior notes indenture and the terms of our credit facility.

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

        Furthermore, while interest on our senior notes is fixed those notes will need to be refinanced on or prior to maturity in 2018, and thereafter our interest expense could be higher and the terms of any new financing may restrict us from paying the level of current intended dividends or any dividends at all. Interest on indebtedness under our credit facility is based upon a floating interest rate. As a result, our interest expense under our credit facility will increase if interest rates in the general economy rise. Also, to the extent we finance capital expenditures, working capital or other cash needs with indebtedness under our credit facility or otherwise, we will incur additional cash interest expense and debt service obligations that could reduce our cash available to pay dividends.

        Subject to the limitations described elsewhere in this report, we have the ability to issue additional common stock, other equity securities or preferred stock for such consideration and on such terms and conditions as are established by our board of directors in its sole discretion and without the approval of the holders of our common stock. It is possible that we will fund acquisitions, if any, through the issuance of additional common stock, preferred stock or other equity securities. Holders of any additional common stock or other equity securities issued by us may be entitled to share equally with the holders of common stock in dividend distributions. The certificate of designation of any preferred stock issued by us may provide that the holders of preferred stock are senior to the holders of our common stock with respect to the payment of dividends. If we were to issue additional common stock, preferred stock or other equity securities, it would be necessary for us to generate additional cash available to pay dividends in order for us to distribute dividends at the same rate per share as distributed prior to any such additional issuance.

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

Recent Sales of Unregistered Securities

        We did not issue any unregistered securities in fiscal 2010.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2010.

Item 6.    Selected Financial Data.

        The following selected historical consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended January 1, 2011 (fiscal 2010), January 2, 2010 (fiscal 2009), January 3, 2009 (fiscal 2008), December 29, 2007 (fiscal 2007) and December 30, 2006 (fiscal 2006) have been derived from our audited consolidated financial statements. Fiscal 2008 contained 53 weeks and the fiscal years 2010, 2009, 2007 and 2006 each contained 52 weeks. Certain prior year amounts have been reclassified to conform to the current year's presentation.

	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data(1):
Net sales	$513,337	$501,016	$486,896	$471,336	$411,306
Cost of goods sold(2)	345,668	352,283	352,967	323,316	297,053

Gross profit	167,669	148,733	133,929	148,020	114,253
Sales, marketing and warehousing expenses	44,723	43,084	44,888	51,684	45,343
General and administrative expenses(3)	11,772	10,882	8,707	9,682	7,688
Gain on sale of property, plant and equipment(4)	—	—	—	—	(525)
Amortization expense(5)	6,457	6,450	6,450	5,501	731

Operating income	104,717	88,317	73,884	81,153	61,016
Interest expense, net(6)	40,342	49,432	58,067	50,919	43,481
Loss on extinguishment of debt(7)	15,224	10,220	—	1,769	—

Income before income tax expense	49,151	28,665	15,817	28,465	17,535
Income tax expense	16,772	11,224	6,084	10,640	5,962

Net income	$32,379	$17,441	$9,733	$17,825	$11,573

Earnings per share data:
Weighted average basic common shares outstanding:(8)	47,584	39,325	36,715
Class A				29,911	20,000
Class B				3,093	7,556
Weighted average diluted common shares outstanding(8)	48,284	39,358	36,715
Class A				29,911	20,000
Class B				3,093	7,556
Basic distributed earnings per common share:(8)	$0.68	$0.72	$0.81
Class A				$0.92	$0.85
Class B				—	—
Diluted distributed earnings per common share:(8)	$0.67	$0.72	$0.81
Class A				$0.92	$0.85
Class B				—	—
Basic earnings per common share:(8)	$0.68	$0.44	$0.27
Class A				$0.62	$0.65
Class B				$(0.30)	$(0.20)
Diluted earnings per common share:(8)	$0.67	$0.44	$0.27
Class A				$0.62	$0.65
Class B				$(0.30)	$(0.20)
Other Financial Data:
Net cash provided by operating activities	$98,877	$62,854	$40,496	$34,049	$32,771
Capital expenditures	(10,965)	(10,704)	(10,631)	(14,230)	(7,306)
Payments for acquisition of businesses	(14,602)	—	—	(200,526)	(30,102)
Net proceeds from sale of property, plant and equipment	—	—	—	—	1,275
Net cash (used in) provided by financing activities	(14,534)	(44,877)	(33,747)	187,693	7,621
EBITDA(9)	$119,740	$103,012	$89,436	$94,451	$69,000
Ratio of earnings to fixed charges(10)	2.2x	1.5x	1.3x	1.5x	1.4x
Senior debt / EBITDA(11)	4.0x	3.6x	4.1x	3.9x	3.8x
Total debt / EBITDA	4.0x	4.3x	6.0x	5.7x	6.2x
EBITDA / cash interest expense(12)	3.3x	2.2x	1.8x	2.0x	1.7x
Consolidated Balance Sheet Data (at end of period)(1):
Cash and cash equivalents	$98,738	$39,930	$32,559	$36,606	$29,626
Total assets	871,723	816,894	825,090	847,590	616,205
Total debt	477,748	439,541	535,800	535,800	430,800
Total stockholders' equity	$230,585	$225,608	$144,648	$174,635	$75,487

(1)
We completed the Cream of Wheat acquisition from Kraft effective February 25, 2007. The Cream of Wheat acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.

(2)
Included in cost of goods sold for fiscal 2010 is a gain of $1.3 million relating to a legal settlement. See note 12 to our consolidated financial statements included elsewhere in this report.

(3)
General and administrative expenses for fiscal 2008 include $0.7 million of severance and termination charges we incurred relating to a workforce reduction. General and administrative expenses for fiscal 2007 include an accrual of $1.9 million relating to special bonus awards paid in fiscal 2008 relating to the successful completion of the Cream of Wheat acquisition and our common stock offering in fiscal 2007, partially offset by an insurance reimbursement of $0.8 million.

(4)
The gain on sale of property, plant and equipment of $0.5 million relates to the sale of our New Iberia, Louisiana, manufacturing facility in July 2006.

(5)
Amortization expense includes the amortization of customer relationship and other intangible assets acquired in the Don Pepino, Cream of Wheat and Grandma's molasses acquisitions.

(6)
Fiscal 2010 net interest expense includes a charge of $0.4 million relating to the unrealized loss on an interest rate swap, and a charge of $1.7 million for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap. Fiscal 2009 net interest expense includes a $1.5 million benefit relating to the unrealized gain on the interest rate swap, more than offset by a $1.7 million charge for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap. Fiscal 2008 net interest expense includes a $5.6 million charge relating to the unrealized loss on the interest rate swap subsequent to our determination that the swap was no longer an effective hedge for accounting purposes and a $0.5 million charge for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap.

(7)
Fiscal 2010 loss on extinguishment of debt includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium of $10.7 million and the write-off of deferred financing costs of $4.5 million. Fiscal 2009 loss on extinguishment of debt includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium of $5.8 million and the write-off of deferred debt financing costs of $4.4 million. In fiscal 2007 we wrote-off $1.8 million of deferred debt financing costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings.

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

(9)
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

  A reconciliation of EBITDA to net income and to net cash provided by operating activities for fiscal 2010, 2009, 2008, 2007 and 2006 along with the components of EBITDA follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(In thousands)
Net income	$32,379	$17,441	$9,733	$17,825	$11,573
Income tax expense	16,772	11,224	6,084	10,640	5,962
Interest expense, net(A)	40,342	49,432	58,067	50,919	43,481
Depreciation and amortization	15,023	14,695	15,552	13,298	7,984
Loss on extinguishment of debt(B)	15,224	10,220	—	1,769	—

EBITDA	119,740	103,012	89,436	94,451	69,000
Income tax expense	(16,772)	(11,224)	(6,084)	(10,640)	(5,962)
Interest expense, net(A)	(40,342)	(49,432)	(58,067)	(50,919)	(43,481)
Deferred income taxes	9,452	9,445	7,250	9,323	6,165
Amortization of deferred financing costs and bond discount	2,016	2,759	3,169	3,190	2,830
Unrealized loss (gain) on interest rate swap(A)	436	(1,541)	5,569	—	—
Reclassification to net interest expense for interest rate swap(A)	1,693	1,693	494	—	—
Share-based compensation expense	3,747	4,599	1,032	—	—
Excess tax benefits from share-based compensation	(326)	—	—	—	—
Gain on sale of property, plant and equipment(C)	—	—	—	—	(525)
Changes in assets and liabilities, net of effects of business combination	19,233	3,543	(2,303)	(11,356)	4,744

Net cash provided by operating activities	$98,877	$62,854	$40,496	$34,049	$32,771

(A)
Fiscal 2010 net interest expense includes a charge of $0.4 million relating to the unrealized loss on an interest rate swap, and a charge of $1.7 million for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap. Net interest expense in fiscal 2009 includes $1.5 million relating to the unrealized gain on the interest rate swap, more than offset by a $1.7 million charge for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap. Net interest expense in fiscal 2008 includes $5.6 million relating to the unrealized loss on the interest rate swap subsequent to our determination that the swap was no longer an effective hedge for accounting purposes and a $0.5 million charge for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap.

(B)
Fiscal 2010 loss on extinguishment of debt includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium of $10.7 million and the write-off of deferred financing costs of $4.5 million. Fiscal 2009 loss on extinguishment of debt includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium of $5.8 million and the write-off of deferred debt financing costs of $4.4 million. In fiscal 2007 we wrote-off $1.8 million of deferred debt financing costs in connection with our May 2007 prepayment of $100.0 million of term loan borrowings.

(C)
The gain on sale of property, plant and equipment of $0.5 million relates to the sale of our New Iberia, Louisiana, manufacturing facility in July 2006.
(10)
We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness, reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive loss related to an interest rate swap and an interest component of lease rental expense. Fixed charges excluded the unrealized loss (gain) on the interest rate swap.

(11)
As of the end of each fiscal year presented, senior debt is defined as the face amount all of our outstanding debt excluding our then outstanding senior subordinated notes.

	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(In thousands, except ratios)
Senior secured credit facility:
Revolving credit facility	$—	$—	$—	$—	$—
Term loan	130,000	130,000	130,000	130,000	25,000
8% senior notes due 2011	—	240,000	240,000	240,000	240,000
7.625% senior notes due 2018	350,000	—	—	—	—

Senior debt	$480,000	$370,000	$370,000	$370,000	$265,000

EBITDA	$119,740	$103,012	$89,436	$94,451	$69,000
Senior debt / EBITDA	4.0x	3.6x	4.1x	3.9x	3.8x
(12)
Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount, unrealized loss on an interest rate swap, reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive loss related to an interest rate swap.

	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(In thousands, except ratios)
Interest expense, net	$40,342	$49,432	$58,067	$50,919	$43,481
Amortization of deferred financing and bond discount	(2,016)	(2,759)	(3,169)	(3,190)	(2,830)
Unrealized (loss) gain on interest rate swap	(436)	1,541	(5,569)	—	—
Reclassification to interest expense, net	(1,693)	(1,693)	(494)	—	—

Cash interest expense	$36,197	$46,521	$48,835	$47,729	$40,651

EBITDA	$119,740	$103,012	$89,436	$94,451	$69,000
EBITDA / cash interest expense	3.3x	2.2x	1.8x	2.0x	1.7x

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

        Fluctuations in Commodity Prices and Production and Distribution Costs:    We purchase raw materials, including agricultural products, meat, poultry, ingredients and packaging materials, from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

        For example, we purchase maple syrup primarily from Québec, Canada and Vermont. In 2008, maple syrup production in Canada, which represents the great majority of global production, was significantly below industry needs due to growing global demand and one of the worst crop yields in nearly 40 years. As a result, the price we paid for maple syrup increased significantly and we were faced with a shortfall in supply as compared to our needs, which had a negative impact on our sales volume of maple syrup products during fiscal 2008 that continued through the first two quarters of 2009. The 2010 maple syrup crop yield was more consistent with historic levels.

        During fiscal 2011, we expect significant cost increases for raw materials, transportation and energy. We attempt to manage cost inflation risks by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs. During 2009 and 2010, our sales price increases and our cost saving measures more than offset our cost increases. To the extent we are unable to avoid or offset the impact of 2011 and future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, should input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Critical Accounting Policies; Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, other intangible assets, property, plant and equipment, and deferred tax assets; and the accounting for share-based compensation expense. Actual results could differ from these estimates and assumptions.

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

  Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating fair value of assets requires significant estimates and assumptions by management.

  Goodwill and Other Intangible Assets

        Goodwill and indefinite-lived intangible assets (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired.

        We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value for purposes of the second step of the impairment test requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our EBITDA. We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value.

        We completed our annual impairment tests for fiscal 2010, 2009 and 2008 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. However, materially different, assumptions regarding the future performance of our business could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

  Income Tax Expense Estimates and Policies

        As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax expenses together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we include such charge in our tax provision, or reduce our tax benefits in our consolidated statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets.

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

  Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock related to performance shares that may be earned under long-term incentive awards had been issued as of the beginning of the period using the treasury stock method.

  Pension Expense

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2010, we made total pension contributions to our pension plans of $4.1 million compared with $3.6 million in fiscal 2009. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in fiscal 2011 and beyond.

        Our discount rate assumption for the three defined benefit plans changed from 6.00% at January 2, 2010 to 5.50% at January 1, 2011. While we do not presently anticipate a change in our fiscal 2011 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.2 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.1 million. During the first quarter of fiscal 2011, we have made $1.6 million in defined benefit pension plan contributions and expect to make $1.5 million of additional voluntary contributions during the remainder of the year.

  Acquisition Accounting

        Our consolidated financial statements and results of operations include an acquired business's operations after the completion of the acquisition. We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred.

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

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.3%	70.3%	72.5%

Gross profit	32.7%	29.7%	27.5%
Sales, marketing and warehousing expenses	8.7%	8.6%	9.2%
General and administrative expenses	2.3%	2.2%	1.8%
Amortization expense	1.3%	1.3%	1.3%

Operating income	20.4%	17.6%	15.2%
Interest expense, net	7.9%	9.9%	11.9%
Loss on extinguishment of debt	3.0%	2.0%	—

Income before income tax expense	9.5%	5.7%	3.2%
Income tax expense	3.2%	2.2%	1.2%

Net income	6.3%	3.5%	2.0%

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

        Sales, Marketing and Warehousing Expenses.    Our sales, marketing and warehousing expenses include costs for marketing personnel, consumer advertising programs, internal sales forces, brokerage costs and warehouse facilities.

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

        Amortization Expense.    Amortization expense includes the amortization expense associated with customer relationship and other intangibles.

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

  Fiscal 2010 Compared to Fiscal 2009

        Net Sales.    Net sales increased $12.3 million or 2.5% to $513.3 million for fiscal 2010 from $501.0 million for fiscal 2009. The increase was attributable to unit volume and sales price increases of $7.5 million and $5.6 million, respectively, partially offset by an increase in coupon expenses of $0.8 million.

        Net sales of our Don Pepino and Sclafani brands, which we acquired in late November 2010, contributed $1.6 million to the overall unit volume increase. Net sales of our Ortega, Cream of Wheat, Maple Grove Farms of Vermont, Las Palmas, Polaner, Grandma's, Underwood and Ac'cent products increased by $6.9 million, $3.0 million, $2.6 million, $1.4 million, $1.0 million, $0.6 million, $0.6 million and $0.6 million or 5.8%, 4.9%, 4.0%, 4.6%, 2.8%, 4.8%, 2.9% and 3.1%, respectively. These increases were offset by a reduction in net sales of B&G, B&M and Joan of Arc products of $2.6 million, $2.5 million and $0.8 million or 7.0%, 9.8% and 6.2%, respectively. In the aggregate, net sales for all other brands decreased $0.1 million or 0.2%.

        Gross Profit.    Gross profit increased $19.0 million or 12.7% to $167.7 million in fiscal 2010 from $148.7 million in fiscal 2009. Gross profit expressed as a percentage of net sales increased 3.0 percentage points to 32.7% in fiscal 2010 from 29.7% in fiscal 2009. Of the 3.0 percentage point increase, 0.7 percentage points was attributable to increased sales prices net of increased coupon expenses; 0.3 percentage points was attributable to a gain on a legal settlement; and 2.0 percentage points was primarily attributable to decreases in commodity and ingredient costs and a sales mix shift to higher margin products, slightly offset by an increase in packaging costs.

        Sales, Marketing and Warehousing Expenses.    Sales, marketing and warehousing expenses increased $1.6 million or 3.8% to $44.7 million for fiscal 2010 from $43.1 million for fiscal 2009. This increase is primarily due to increases in consumer marketing and trade spending of $3.0 million, offset by decreases in warehousing costs resulting from warehouse consolidations of $1.2 million and brokerage of $0.2 million. Expressed as a percentage of net sales, our sales, marketing and warehousing expenses increased 0.1 percentage points to 8.7% in fiscal 2010 from 8.6% in fiscal 2009.

        General and Administrative Expenses.    General and administrative expenses increased $0.9 million or 8.2% to $11.8 million in fiscal 2010 from $10.9 million in fiscal 2009. The increase in general and administrative expenses primarily resulted from an increase in compensation expense of $0.4 million and other expenses of $0.5 million.

        Amortization Expense.    Amortization expense remained consistent at $6.5 million in fiscal 2010 as compared to fiscal 2009.

        Operating Income.    As a result of the foregoing, operating income increased $16.4 million or 18.6% to $104.7 million in fiscal 2010 from $88.3 million in fiscal 2009. Operating income expressed as a percentage of net sales increased to 20.4% in fiscal 2010 from 17.6% in fiscal 2009.

        Net Interest Expense.    Net interest expense decreased $9.1 million to $40.3 million in fiscal 2010 from $49.4 million in fiscal 2009. The decrease in net interest expense in fiscal 2010 was primarily attributable to a decrease of 1.5 percentage points in the effective interest rate on our long-term debt to 8.0% in fiscal 2010 from 9.5% in fiscal 2009 and a reduction in the average principal amount of our long-term debt outstanding during fiscal 2010 as compared to fiscal 2009. The decrease in the effective interest rate and the reduction in the average principal amount of our long-term debt outstanding is the result of the refinancing of our 8% senior notes and 12% senior subordinated notes with the proceeds of the issuance of our 7.625% senior notes in fiscal 2010 and our public offering of common stock completed in the third quarter of 2009. See "—Liquidity and Capital Resources—Debt" below. The decrease was partially offset by an increase in interest expense of $2.1 million relating to an interest rate swap.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt increased $5.0 million to $15.2 million in fiscal 2010 from $10.2 million in fiscal 2009. Loss on extinguishment of debt for fiscal 2010 includes costs relating to our repurchase and redemption of $69.5 million aggregate principal amount of senior subordinated notes and $240.0 million aggregate principal amount of senior notes, including $10.7 million for the payment of a repurchase premium and a non-cash charge of $4.5 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased. Loss on extinguishment of debt during for fiscal 2009 consisted of $10.2 million of costs relating to our repurchase and redemption of $96.3 million aggregate principal amount of senior subordinated notes during the third and fourth quarters of fiscal 2009, including $5.8 million for the payment of a repurchase premium and a non-cash charge of $4.4 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased.

        Income Tax Expense.    Income tax expense increased $5.6 million to $16.8 million in fiscal 2010 from $11.2 million in fiscal 2009. Our effective tax rate for fiscal 2010 was 34.1% as compared with 39.2% for fiscal 2009. The decrease in our 2010 effective tax rate was primarily attributable to a reduction in our blended statutory state tax rate to 2.4% versus 2.9% in 2009. This reduction in the blended state rate also reduced our deferred tax liabilities by $1.1 million, or a 2.1 percentage point reduction in our effective tax rate. We also received an additional 0.9 percentage point benefit for an increase in our allowed manufacturing credit and other permanent tax differences. In addition, in fiscal 2009, we experienced an increase in our effective tax rate (that was not experienced in fiscal 2010) from the utilization of New Jersey net operating loss carryforwards that carry a higher effective tax rate than other deferred tax assets.

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

        Sales, Marketing and Warehousing Expenses.    Sales, marketing and warehousing expenses decreased $1.8 million or 4.0% to $43.1 million for fiscal 2009 from $44.9 million for fiscal 2008. This decrease is primarily due to a decrease in consumer marketing of $1.5 million, trade spending of $1.6 million, general selling expenses of $0.4 million and brokerage expenses of $0.3 million, offset by an increase in warehousing expenses of $0.5 million and an increase in our accrual for performance based compensation of $1.5 million. Expressed as a percentage of net sales, our sales, marketing and warehousing expenses decreased 0.6 percentage points to 8.6% in fiscal 2009 from 9.2% in fiscal 2008.

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

        Amortization Expense.    Amortization expense remained consistent at $6.5 million in fiscal 2009 as compared to fiscal 2008.

        Operating Income.    As a result of the foregoing, operating income increased $14.4 million or 19.5% to $88.3 million in fiscal 2009 from $73.9 million in fiscal 2008. Operating income expressed as a percentage of net sales increased to 17.6% in fiscal 2009 from 15.2% in fiscal 2008.

        Net Interest Expense.    Net interest expense decreased $8.7 million to $49.4 million in fiscal 2009 from $58.1 million in fiscal 2008. Net interest expense in fiscal 2009 includes a $1.5 million benefit relating to an unrealized gain on an interest rate swap, more than offset by a $1.7 million charge for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap. Net interest expense in fiscal 2008 includes a $5.6 million charge relating to the unrealized loss on an interest rate swap and a $0.5 million charge for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap. The remaining decrease in net interest expense was primarily attributable to our repurchase and redemption of $96.3 million aggregate principal amount of our senior subordinated notes during the third and fourth quarters of fiscal 2009. See "—Liquidity and Capital Resources—Debt" below.

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

  Cash Flows

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased $36.0 million to $98.9 million in fiscal 2010 from $62.9 million in fiscal 2009. Net cash provided by operating activities for fiscal 2008 was $40.5 million. The increase in cash provided by operating activities in fiscal 2010 as compared to fiscal 2009 and fiscal 2008 was primarily due to an increase in net sales, improved profitability and working capital improvements, including a significant reduction in inventory.

        Net Cash Used in Investing Activities.    Net cash used in investing activities was $25.6 million in fiscal 2010 as compared to $10.7 million for fiscal 2009 and $10.6 million for fiscal 2008. During fiscal 2010, our net cash used in investing activities included $14.6 million for the Don Pepino acquisition and $11.0 million of capital expenditures. During fiscal 2009 and 2008, our net cash used in investing activities consisted entirely of capital expenditures. Our capital expenditures typically include expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. We expect to make capital expenditures of up to $11.0 million in fiscal 2011.

        Net Cash Used in Financing Activities.    Net cash used in financing activities was $14.5 million, $44.9 million and $33.7 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. For fiscal 2010, net cash used in financing activities includes $320.3 million in payments for the repurchase and redemption of $69.5 million principal amount of our 12% senior subordinated notes and $240.0 million principal amount of our 8% senior notes, $32.3 million of dividend payments, $8.2 million of deferred financing costs and $1.5 million of payments of tax withholding on behalf of employees for net share settlement of share-based compensation. Net cash used in financing activities were reduced by net proceeds of $347.4 million from the issuance of our 7.625% senior notes and $0.3 million of excess tax benefits from share-based compensation. For fiscal 2009, net cash used in financing activities includes $102.0 million dollars for the repurchase and redemption of $96.3 million principal amount of senior subordinated notes, $2.3 million for common stock repurchases, $26.4 million for dividend payments and $0.7 million of deferred financing costs, partially offset by net proceeds of $86.6 million from our public offering of common stock. The $4.8 million reduction in dividend payments in fiscal 2009 as compared to fiscal 2008 was due primarily to a reduction in our dividend rate per annum from $0.848 per share in fiscal 2008 to $0.680 per share in fiscal 2009. In fiscal 2008, net cash used in financing activities consisted of $31.2 million for dividend payments and $2.5 million for common stock repurchases.

        Cash Income Tax Payments.    Based on a number of factors, including our trademark, goodwill and other intangible assets amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2010, 2009 and 2008 as compared to our tax expense for financial reporting purposes. While we expect our cash taxes to continue to increase in fiscal 2011 as compared to the prior three years, we believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2011 through 2025. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

  Dividend Policy

        Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business. Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us. From the date of our initial public offering in October 2004 through the dividend payment we made on October 30, 2008, the dividend rate for our common stock was $0.848 per share per annum. Beginning with the dividend payment paid on January 30, 2009 through the dividend payment paid on January 31, 2011, the dividend rate was $0.680 per share per annum. Beginning with the dividend previously declared and payable on May 2, 2011, our board of directors has increased the dividend rate to $0.840 per share per annum.

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

        For fiscal 2010 and 2009, we had cash flows provided by operating activities of $98.9 million and $62.9 million, respectively, and distributed $32.3 million and $26.4 million, respectively, as dividends. At our current intended dividend rate of $0.840 per share per annum, we expect our aggregate dividend payments in fiscal 2011 to be approximately $38.3 million. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

  Environmental and Health and Safety Costs

        We have not made any material expenditures during fiscal 2010, 2009 and 2008 in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

  Debt

        Senior Secured Credit Facility.    As amended, our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013. The following discussion of the credit facility describes the credit facility as amended through the date of this report.

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

        Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our domestic subsidiaries' assets except our and our domestic subsidiaries' real property. The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. As of January 1, 2011, we were in compliance with all of the covenants in the credit facility. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same or a similar line of business as our company, subject to specified criteria. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

        At January 1, 2011, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million. We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash and cash equivalents on hand and working capital requirements, we have no plans to do so for the foreseeable future.

        In February 2007, we entered into a six-year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for our $130.0 million of term loan borrowings under the credit agreement through the life of the term loan borrowings. On January 18, 2011, we terminated the interest rate swap agreement by making a payment of $12.4 million to the counterparty, representing the approximate present value of the expected remaining settlement payments that otherwise were to have been due to the counterparty through maturity of the term loan. In connection with the termination, we and the counterparty released each other from all obligations under the interest rate swap agreement, including, without limitation, the obligation to make periodic payments thereunder. We did not pay any termination penalty in connection with the termination of the interest rate swap agreement. As a result of the termination, our interest obligations for the term loan borrowings through maturity in 2013 will now be determined based upon a floating rate as described above.

        In February 2007, we initially designated the interest rate swap as a cash flow hedge and recorded changes in the fair value of the swap in accumulated other comprehensive loss, net of tax in our consolidated balance sheet. In September 2008 due to the counterparty's bankruptcy, we determined that the interest rate swap was no longer an effective hedge for accounting purposes. Accordingly, subsequent to that determination, we recorded changes in the swap's fair value in current earnings in net interest expense in our consolidated statements of operations. We obtained third-party verification of fair value at the end of each reporting period. As of January 1, 2011, the fair value of the interest rate swap was an unrealized loss of $12.0 million and is recorded in current liabilities on our consolidated balance sheet. The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments. Net interest expense in fiscal 2010 includes a charge of $0.4 million relating to unrealized loss on the interest rate swap and a reclassification of $1.7 million of the amount recorded in accumulated other comprehensive loss related to the swap. Net interest expense in fiscal 2010 also includes a reduction in interest income primarily due to lower interest rates.

        We expect to reclassify $3.7 million of accumulated other comprehensive loss to net interest expense through maturity of the term loan borrowings in 2013, with $1.7 million being reclassified in 2011. As a result of the swap termination, we currently expect our interest expense for the term loan borrowings to be reduced by approximately $6.2 million in each of fiscal 2011 and 2012 and by approximately $1.1 million in fiscal 2013, or a total of approximately $13.5 million through maturity of the term loan borrowing. However, any increase in LIBOR during that time period, will reduce the expected interest expense reduction.

        7.625% Senior Notes due 2018.    In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a public offering price of 99.271% of their face value. Accordingly, the original issue discount and debt financing costs are being amortized through the maturity date of the senior notes. Interest on the senior notes is payable on January 15 and July 15 of each year. The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as described below.

        On or after January 15, 2014, we may redeem some or all of the senior notes at a redemption price of 103.813% beginning January 15, 2014 and thereafter at prices declining annually to 100% on or after January 15, 2017, plus accrued and unpaid interest to the date of redemption. We may redeem up to 35% of the aggregate principal amount of the notes prior to January 15, 2013 with the net proceeds from certain equity offerings at a redemption price of 107.625% plus accrued and unpaid interest to the date of redemption. We may also redeem some or all of the notes at any time prior to January 15, 2014 at a redemption price equal to a specified make-whole amount plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control, we may be required to offer to repurchase the notes at the repurchase price of 101% plus accrued and unpaid interest to the date of redemption.

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

        Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 1, 2011, we were in compliance with all of the covenants in the senior notes indenture.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt during fiscal 2009 included $10.2 million of costs relating to our repurchase and redemption of $96.3 million aggregate principal amount of 12% senior subordinated notes during fiscal 2009, including $5.8 million for the payment of a repurchase premium and a non-cash charge of $4.4 million for the write-off of unamortized deferred financing costs associated with the notes repurchased. In connection with the retirement of the remaining 12% senior subordinated notes and our 8% senior notes during the first quarter of 2010, we incurred a loss on extinguishment of debt of approximately $15.2 million during fiscal 2010, including the repurchase premium and other expenses of $10.7 million and as mentioned above, a write-off and expense of $4.5 million of deferred debt financing costs.

Stock and Debt Repurchase Program.

        On February 22, 2011, our board of directors authorized a stock and debt repurchase program for the repurchase of up to $25.0 million of our common stock and/or 7.625% senior notes through March 31, 2012. Under the authorization, our company may purchase shares of common stock and/or senior notes from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.

        The timing and amount of stock and/or debt repurchases under the program, if any, will be at the discretion of management, and will depend on available cash, market conditions and other considerations. Therefore, there can be no assurance as to the number of shares, if any, that will be repurchased under the repurchase program, or the aggregate dollar amount of the shares or principal amount of senior notes, if any, repurchased. We may discontinue the program at any time. Any shares or senior notes repurchased pursuant to the repurchase program will be cancelled.

Future Capital Needs

        We are highly leveraged. On January 1, 2011, our total long-term debt of $477.7 million, net of our cash and cash equivalents of $98.7 million was $379.0 million. Stockholders' equity as of that date was $230.6 million.

        Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that our cash on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our common stock. We expect to make capital expenditures of up to $11.0 million in fiscal 2011.

Seasonality

        Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons or other annual events. In the aggregate, however, sales of our products are not heavily weighted to any particular quarter due to the offsetting nature of demands for our diversified product portfolio. Sales during the fourth quarter are generally higher than those of the preceding three quarters.

        We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers, tomatoes and other related specialty items during the months of July through October, and we purchase substantially all of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

Inflation

        During fiscal 2008 and to a limited extent during 2009, we were faced with significant cost increases for certain commodities and packaging materials. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. Our cost increases in fiscal 2008 were partially attributable to the spike in oil and natural gas prices, which had a substantial impact on our raw material, packaging and transportation costs. Through sales price increases and cost saving efforts we have been more than able to offset the impact of recent packaging and transportation cost increases.

        We expect significant cost increases for raw materials, transportation and energy costs in the market place during 2011. However, as discussed above, we are currently locked into our supply and prices for substantially all major commodities (other than maple syrup) through 2011 at less than a 1% cost increase as compared to fiscal 2010. During 2009 and 2010, our sales price increases and our cost saving measures more than offset our cost increases. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued a new standard relating to fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In January 2010, the FASB amended the standard to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009. The amendment does not change how fair values are measured. Accordingly, the amendment does not impact our results of operations or financial position.

Off-balance Sheet Arrangements

        As of January 1, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the following table as of January 1, 2011.

	Payments Due by Period
Contractual Obligations:	Total	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015 and Thereafter
	(In thousands)
Long-term debt—principal	$480,000	$—	$—	$130,000	$—	$350,000
Long-term debt—interest(1)	206,791	35,908	35,908	28,224	26,688	80,063
Operating leases	21,998	5,613	5,384	4,359	3,282	3,360
Pension obligations(2)	3,175	3,175	—	—	—	—

Total	$711,964	$44,696	$41,292	$162,583	$29,970	$433,423

(1)
Includes interest obligations as of January 1, 2011, on our 7.625% senior notes through scheduled maturity on January 15, 2018. Also includes interest obligations for our $130.0 million of term loan borrowings under our credit facility as of January 1, 2011. As of January 1, 2011, the entire $130.0 million was subject to a six-year interest rate swap agreement that effectively fixed the interest rate at 7.0925% through the February 2013 maturity date. On January 18, 2011, we terminated the interest rate swap agreement. As a result of the termination, our interest obligations will be determined at a floating rate as described above under "Debt—Senior Secured Credit Facility." As a result of the swap termination, we expect our interest expense for the term loan borrowings to be reduced by approximately $6.2 million in each of fiscal 2011 and 2012 and by approximately $1.1 million in fiscal 2013, or a total of $13.5 million through maturity of the term loan borrowings. However, any increase in LIBOR during that time period, will reduce the expected interest expense reduction.

(2)
During the first quarter of fiscal 2011, we have made $1.6 million of the pension obligation payments set forth in the table for fiscal 2011. We expect to make $1.5 million of additional voluntary contributions during the remainder of fiscal 2011. Our expected contributions beyond fiscal 2011 are not currently determinable.

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

  —
  fluctuations in the level of our customers' inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

  —
  the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and

  •
  other factors discussed elsewhere in this report, including under Item 1A, "Risk Factors," and in our other public filings with the SEC.

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

        Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%. Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. The revolving credit facility was undrawn at January 1, 2011 and January 2, 2010, and we currently have no plans to draw upon the facility for the foreseeable future. The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million at January 1, 2011.

        We had $130.0 million of term loan borrowings outstanding at January 1, 2011 and January 2, 2010. As of those dates, the term loan borrowings were effectively fixed at 7.0925% based upon a six-year interest rate swap agreement that we entered into in February 2007. See the discussion of the interest rate swap under the heading "Liquidity and Capital Resources—Debt—Senior Secured Credit Facility" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. We terminated the interest rate swap agreement in January 2011 and interest under our term loan borrowings is now determined at a variable rate as set forth above. A 100 basis point increase in interest rates, applied to our term loan borrowings at January 1, 2011, would result in an annual increase in interest expense of $1.3 million and a corresponding reduction in cash-flow of approximately $0.8 million.

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of January 1, 2011 and January 2, 2010 are as follows (in thousands):

	January 1, 2011			January 2, 2010
	Carrying Value		Fair Value(1)	Carrying Value	Fair Value(1)
Senior Secured Term Loan due 2013	$130,000		$128,050	$130,000	$127,400
8% Senior Notes due 2011	—		—	240,000	243,000
7.625% Senior Notes due 2018	347,748	(2)	362,250	—	—
12% Senior Subordinated Notes due 2016	—		—	69,541	69,172

(1)
Fair values are estimated based on quoted market prices.

(2)
The carrying value of the 7.625% senior notes is net of discount. The face amount of the senior notes is $350.0 million.

        The information under the heading "Inflation" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated balance sheets at January 1, 2011 and January 2, 2010 and the consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for fiscal 2010, 2009 and 2008 and related notes are set forth below.

Page
Reports of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010	50
Consolidated Statements of Operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	51
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	52
Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	53
Notes to Consolidated Financial Statements	54
Schedule II—Schedule of Valuation and Qualifying Accounts	81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), B&G Foods, Inc.'s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 1, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited B&G Foods, Inc.'s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). B&G Foods, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion B&G Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 1, 2011

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	January 1, 2011	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$98,738	$39,930
Trade accounts receivable, less allowance for doubtful accounts and discounts of $765 and $631 in 2010 and 2009	34,445	34,488
Inventories	74,563	86,134
Prepaid expenses	1,715	2,523
Income tax receivable	171	864
Deferred income taxes	5,439	1,981

Total current assets	215,071	165,920
Property, plant and equipment, net	60,812	53,598
Goodwill	253,744	253,353
Trademarks	228,000	227,220
Other intangibles, net	104,001	109,868
Other assets	10,095	6,935

Total assets	$871,723	$816,894

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$15,531	$22,574
Accrued expenses	25,584	18,326
Interest rate swap	12,012	—
Dividends payable	8,099	8,052

Total current liabilities	61,226	48,952
Long-term debt	477,748	439,541
Other liabilities	4,232	19,265
Deferred income taxes	97,932	83,528

Total liabilities	641,138	591,286
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 and 100,000,000 shares; 47,639,924 and 47,367,292 issued and outstanding as of January 1, 2011 and January 2, 2010	476	474
Additional paid-in capital	201,770	231,549
Accumulated other comprehensive loss	(7,002)	(9,377)
Retained earnings	35,341	2,962

Total stockholders' equity	230,585	225,608

Total liabilities and stockholders' equity	$871,723	$816,894

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Net sales	$513,337	$501,016	$486,896
Cost of goods sold	345,668	352,283	352,967

Gross profit	167,669	148,733	133,929
Operating expenses:
Sales, marketing and warehousing expenses	44,723	43,084	44,888
General and administrative expenses	11,772	10,882	8,707
Amortization expense	6,457	6,450	6,450

Operating income	104,717	88,317	73,884
Other expenses:
Interest expense, net	40,342	49,432	58,067
Loss on extinguishment of debt	15,224	10,220	—

Income before income tax expense	49,151	28,665	15,817
Income tax expense	16,772	11,224	6,084

Net income	$32,379	$17,441	$9,733

Earnings per share:
Basic	$0.68	$0.44	$0.27
Diluted	$0.67	$0.44	$0.27
Cash dividends declared per share	$0.68	$0.72	$0.81

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

(In thousands, except share and per share data)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Accumulated Deficit/Retained Earnings	Total Stockholders Equity
	Shares	Amount
Balance at December 29, 2007	36,778,988	$368	$202,197	$(3,718)	$(24,212)	$174,635

Foreign currency translation	—	—	—	(165)	—	$(165)
Cash flow hedge (net of $624 of taxes)	—	—	—	(1,022)	—	(1,022)
Reclassification to interest expense (net of $187 of taxes)	—	—	—	307	—	307
Change in pension benefit (net of $4,736 of taxes)	—	—	—	(7,760)	—	(7,760)
Net income	—	—	—	—	9,733	9,733

Comprehensive income						$1,093
Share-based compensation	18,000	—	1,032	—	—	1,032
Repurchase of common stock	(550,331)	(6)	(2,545)	—	—	(2,551)
Dividends declared on common stock, $0.806 per share	—	—	(29,561)	—	—	(29,561)

Balance at January 3, 2009	36,246,657	$362	$171,123	$(12,358)	$(14,479)	$144,648

Foreign currency translation	—	—	—	178	—	$178
Reclassification to interest expense (net of $642 of taxes)	—	—	—	1,051	—	1,051
Change in pension benefit (net of $1,070 of taxes)	—	—	—	1,752	—	1,752
Net income	—	—	—	—	17,441	17,441

Comprehensive income						$20,422
Issuance of common stock	11,500,000	115	86,485	—	—	86,600
Share-based compensation	24,135	—	4,599	—	—	4,599
Repurchase of common stock	(403,500)	(3)	(2,331)	—	—	(2,334)
Dividends declared on common stock, $0.68 per share	—	—	(28,327)	—	—	(28,327)

Balance at January 2, 2010	47,367,292	$474	$231,549	$(9,377)	$2,962	$225,608

Foreign currency translation	—	—	—	72	—	$72
Reclassification to interest expense (net of $660 of taxes)	—	—	—	1,033	—	1,033
Change in pension benefit (net of $834 of taxes)	—	—	—	1,270	—	1,270
Net income	—	—	—	—	32,379	32,379

Comprehensive income						$34,754
Share-based compensation	—	—	3,747	—	—	3,747
Issuance of common stock for share-based compensation	272,632	2	(1,462)	—	—	(1,460)
Tax benefit from issuance of common stock for share-based compensation	—	—	326	—	—	326
Dividends declared on common stock, $0.68 per share	—	—	(32,390)	—	—	(32,390)

Balance at January 1, 2011	47,639,924	$476	$201,770	$(7,002)	$35,341	$230,585

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Cash flows from operating activities:
Net income	$32,379	$17,441	$9,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,023	14,695	15,552
Amortization of deferred debt financing costs and bond discount	2,016	2,759	3,169
Loss on extinguishment of debt	15,224	10,220	—
Deferred income taxes	9,452	9,445	7,250
Unrealized loss (gain) on interest rate swap	436	(1,541)	5,569
Reclassification to net interest expense for interest rate swap	1,693	1,693	494
Share-based compensation expense	3,747	4,599	1,032
Excess tax benefits from share-based compensation	(326)	—	—
Provision for doubtful accounts	127	(59)	7
Changes in assets and liabilities, net of effects of business acquired:
Trade accounts receivable	1,174	2,149	5,777
Inventories	18,548	2,765	4,282
Prepaid expenses	808	(48)	1,081
Income tax receivable	1,019	1,357	(1,652)
Other assets	(1,136)	(169)	1,202
Trade accounts payable	(7,118)	(4,712)	(4,840)
Accrued expenses	7,164	2,303	(5,743)
Other liabilities	(1,353)	(43)	(2,417)

Net cash provided by operating activities	98,877	62,854	40,496

Cash flows from investing activities:
Capital expenditures	(10,965)	(10,704)	(10,631)
Payment for acquisition of business	(14,602)	—	—

Net cash used in investing activities	(25,567)	(10,704)	(10,631)

Cash flows from financing activities:
Payments for repurchase of long-term debt	(320,259)	(102,035)	—
Proceeds from issuance of long-term debt	347,448	—	—
Payments for repurchase of common stock	—	(2,334)	(2,551)
Proceeds from issuance of common stock, net	—	86,600	—
Dividends paid	(32,343)	(26,437)	(31,196)
Excess tax benefits from share-based compensation	326	—	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,460)	—	—
Payments of debt financing costs	(8,246)	(671)	—

Net cash used in financing activities	(14,534)	(44,877)	(33,747)

Effect of exchange rate fluctuations on cash and cash equivalents	32	98	(165)

Net increase (decrease) in cash and cash equivalents	58,808	7,371	(4,047)
Cash and cash equivalents at beginning of year	39,930	32,559	36,606

Cash and cash equivalents at end of year	$98,738	$39,930	$32,559

Supplemental disclosures of cash flow information:
Cash interest payments	$30,302	$49,227	$48,389

Cash income tax payments	$6,376	$1,615	$711

Cash income tax refunds	$(5)	$(1,180)	$(110)

Non-cash transactions:
Dividends declared and not yet paid	$8,099	$8,052	$6,162

See accompanying Notes to Consolidated Financial Statements

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2011, January 2, 2010 and January 3, 2009

(1) Nature of Operations

  Organization and Nature of Operations

        B&G Foods, Inc. is a holding company, the principal assets of which are the capital stock of its subsidiaries. Unless the context requires otherwise, references in this report to "B&G Foods," "our company," "we," "us" and "our" refer to B&G Foods, Inc. and its subsidiaries.

        We operate in one industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico. Our products are marketed under many recognized brands, including Ac'cent, B&G, B&M, Brer Rabbit, Cream of Rice, Cream of Wheat, Don Pepino, Emeril's, Grandma's Molasses, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Ortega, Polaner, Red Devil, Regina, Sa-són, Sclafani, Trappey's, Underwood, Vermont Maid and Wright's. Our products include hot cereals, fruit spreads, canned meats and beans, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers, tomato-based products and other specialty food products. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution. We distribute our products throughout the United States via a nationwide network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors.

        Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons or other annual events. In the aggregate, however, sales of our products are not heavily weighted to any particular quarter due to the offsetting nature of demands for our diversified product portfolio. Sales during the fourth quarter are generally higher than those of the preceding three quarters. We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers, tomatoes and other related specialty items during the months of July through October, and we purchase substantially all of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

        Common Stock Offering.    In September 2009, we completed a public offering of 11,500,000 shares of our common stock at a price of $8.00 per share. After deducting underwriting discounts and commissions and other expenses, we received proceeds of approximately $86.6 million. We used the net proceeds of the offering, together with cash on hand, to redeem $90.0 million principal amount of our 12% senior subordinated notes due 2016 in November 2009, at a purchase price of 106.0% of the principal amount plus accrued and unpaid interest.

        Automatic Separation of the EISs. Each Enhanced Income Security (EIS) represented one share of our common stock and $7.15 principal amount of our senior subordinated notes. In connection with our partial redemption of the senior subordinated notes described above, all of the EISs automatically separated into the component shares of common stock and senior subordinated notes on October 30, 2009. Following the automatic separation of the EISs, holders of shares of common stock and senior subordinated notes were no longer able to combine such securities to form EISs. As a result, we no longer have any EISs outstanding. The remaining senior subordinated notes were subsequently repurchased or redeemed during the first quarter of fiscal 2010. See Note 6.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(1) Nature of Operations (Continued)

  Fiscal Year

        Our financial statements are presented on a consolidated basis. We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 3, 2009 (fiscal 2008) contained 53 weeks and the fiscal years ended January 1, 2011 (fiscal 2010) and January 2, 2010 (fiscal 2009) contained 52 weeks each.

  Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers' financial condition. As of January 1, 2011, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable. Our top ten customers accounted for approximately 50.6%, 50.5% and 48.1% of consolidated net sales in fiscal 2010, 2009 and 2008, respectively. Our top ten customers accounted for approximately 53.2%, 52.7% and 56.1% of our receivables as of the end of fiscal 2010, 2009 and 2008, respectively. Other than Wal-Mart, which accounted for 16.2%, 16.0% and 14.3% of our consolidated net sales in fiscal 2010, 2009 and 2008, respectively, no single customer accounted for more than 10.0%, of consolidated net sales in fiscal 2010, 2009 and 2008. Other than Wal-Mart, which accounted for 15.0% of our consolidated receivables as of the end of fiscal 2010 and Wal-Mart and C&S Wholesale Grocery, which accounted for 12.5% and 11.1% of our consolidated receivables, respectively, as of the end of fiscal 2009, and 13.2% and 17.7%, respectively, as of the end of fiscal 2008, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of fiscal 2010, 2009 and 2008.

        During fiscal 2010, 2009 and 2008 our sales to foreign countries represented less than 1.0% of net sales. Our foreign sales are primarily to customers in Canada.

        On November 18, 2010, we acquired the Don Pepino and Sclafani brands for $14.6 million from Violet Packing LLC, referred to as the "Don Pepino acquisition" in the remainder of these notes to our consolidated financial statements. In connection with the acquisition, we acquired inventory of $7.0 million, property, plant and equipment of $4.8 million, other working capital of $1.0 million and goodwill and other intangible assets of $1.8 million. See Note 5. Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit and the property, plant and equipment and other intangible assets have been recorded at fair value as determined by a third-party valuation. The Don Pepino acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(2) Summary of Significant Accounting Policies

        (a)   Basis of Presentation

        The consolidated financial statements include the accounts of B&G Foods, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

        (b)   Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(2) Summary of Significant Accounting Policies (Continued)

liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, trademarks, other intangible assets, property, plant and equipment and deferred tax assets; and the accounting for share-based compensation expense. Actual results could differ significantly from these estimates and assumptions.

        Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believe to be reasonable under the circumstances, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Volatility in the credit and equity markets can increase the uncertainty inherent in such estimates and assumptions.

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

        (e)   Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2010, 2009 and 2008 we capitalized $0.1 million, $0.2 million and $0.2 million, respectively.

        (f)    Goodwill and Trademarks

        Goodwill and indefinite-lived intangible assets (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired.

        We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(2) Summary of Significant Accounting Policies (Continued)

loss for the difference. Calculating our fair value for purposes of the second step of the impairment test requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our net income before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization (which we define as EBITDA). We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value.

        We completed our annual impairment tests for fiscal 2010, 2009 and 2008 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles.

        (g)   Other Intangible Assets

        Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 18 to 20 years. Other intangible assets are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of two years.

        (h)   Deferred Debt Financing Costs

        Debt financing costs are capitalized and amortized over the term of the related debt agreements and are classified as other non-current assets. Amortization of deferred debt financing costs for fiscal years 2010, 2009 and 2008 was $1.7 million, $2.8 million and $3.2 million, respectively.

        (i)    Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating fair value of assets requires significant estimates and assumptions by management.

        Assets to be disposed of are separately presented in the consolidated balance sheets and are no longer depreciated.

        During fiscal 2010, 2009 and 2008, we amortized $6.5 million per year, of the customer relationship and other intangibles acquired in the Don Pepino, Cream of Wheat and Grandma's molasses acquisitions.

        (j)    Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiary, changes in our pension benefits due to the initial adoption and ongoing application of the authoritative accounting literature relating to pensions, net of tax and the change in the fair value of an interest rate swap during the period it was designated as an

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(2) Summary of Significant Accounting Policies (Continued)

effective cash flow hedge for accounting purposes, net of tax. The amount recorded in accumulated other comprehensive loss related to the swap will be reclassified to net interest expense over the remaining life of the term loan as we make interest payments. The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation	Interest Rate Swap, Net of Tax	Pensions, Net of Tax	Total
January 2, 2010	$(79)	$(3,329)	$(5,969)	$(9,377)
January 1, 2011	(7)	(2,296)	(4,699)	(7,002)

        (k)   Derivative Instruments

        We recognize all derivative instruments either as an asset or a liability in the balance sheet and measure such instruments at fair value. The fair value adjustment is included either in the determination of net income or as a component of accumulated other comprehensive loss depending on the nature of the hedge. We do not engage in derivative instruments for trading purposes.

        (l)    Revenue Recognition

        Revenues are recognized when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, is characterized as a reduction of sales when recognized in the vendor's income statement. As a result, coupon incentives, slotting and promotional expenses are recorded as a reduction of net sales.

        (m)  Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs amounted to approximately $4.9 million, $2.9 million and $3.5 million, for the fiscal years 2010, 2009 and 2008, respectively.

        (n)   Trade and Consumer Promotion Expenses

        We offer various sales incentive programs to customers and consumers, such as promotional expenses, in-store display incentives, slotting fees and coupons. The recognition of expense for these programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from estimates.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(2) Summary of Significant Accounting Policies (Continued)

        (p)   Share Based Compensation Expense

        Performance share long-term incentive awards (LTIAs) granted to our executive officers and certain other members of senior management entitle each participant to earn shares of common stock upon the attainment of certain performance goals over the applicable performance period. The recognition of compensation expense for the LTIAs is initially based on the probable outcome of the performance condition based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the applicable performance period. The fair value of the awards on the date of grant is determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period. Our company's performance against the defined performance goals are re-evaluated on a quarterly basis throughout the applicable performance period and the recognition of compensation expense is adjusted for subsequent changes in the estimated or actual outcome. The cumulative effect of a change in the estimated number of shares of common stock to be issued in respect of performance share awards is recognized as an adjustment to earnings in the period of the revision.

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

        As part of the income tax provision process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax expenses together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we include such charge in our tax provision, or reduce our tax benefits in our consolidated statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(2) Summary of Significant Accounting Policies (Continued)

estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted. We recognize the benefit of an uncertain tax position that we have taken or expect to take on our income tax returns we file if it is "more likely than not" that such tax position will be sustained based on its technical merits.

        (r)   Dividends

        Cash dividends, if any, are accrued as a liability on our consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

        (s)   Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock related to performance shares that may be earned under long-term incentive awards had been issued as of the beginning of the period using the treasury stock method.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(In thousands, except share and per share data)
Net income	$32,379	$17,441	$9,733
Less: Common stock dividends declared	32,390	28,327	29,561

Undistributed loss	$(11)	$(10,886)	$(19,828)

Weighted average common shares outstanding:
Basic	47,584,260	39,324,897	36,715,352
Net effect of dilutive share-based compensation awards	699,660	33,564	—

Diluted	48,283,920	39,358,461	36,715,352
Undistributed loss per share	$—	$(0.28)	$(0.54)
Distributed earnings per share(1):
Basic	$0.68	$0.72	$0.81
Diluted	$0.67	$0.72	$0.81
Earnings per share:
Basic	$0.68	$0.44	$0.27
Diluted	$0.67	$0.44	$0.27

(1)
"Distributed earnings" may differ from actual per share amounts paid as dividends as the earnings per share computation under GAAP requires the use of the weighted average, rather than the actual number of shares outstanding.

        During the first three quarters of fiscal 2008 our board of directors declared quarterly cash dividends of $0.212 per share (or $0.848 per share per annum), on our common stock. During fiscal 2010, 2009 and the fourth quarter of fiscal 2008 our board of directors declared quarterly cash dividends of $0.17 per share ($0.68 per share per annum), on our common stock.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(2) Summary of Significant Accounting Policies (Continued)

        (u)   Recently Issued Accounting Standards

        In September 2006, the Financial Accounting Standards Board (FASB) issued a new standard relating to fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In January 2010, the FASB amended the standard to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009. The amendment does not change how fair values are measured. Accordingly, the amendment does not impact our results of operations or financial position.

(3) Inventories

        Inventories consist of the following as of the dates indicated (in thousands):

	January 1, 2011	January 2, 2010
Raw materials and packaging	$23,000	$32,793
Work in process	274	1,239
Finished goods	51,289	52,102

Total	$74,563	$86,134

(4) Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following as of the dates indicated (in thousands):

	January 1, 2011	January 2, 2010
Land	$2,990	$1,775
Buildings and improvements	35,107	30,159
Machinery and equipment	94,163	85,187
Office furniture and vehicles	9,128	8,350
Construction-in-progress	286	344

	141,674	125,815
Less: accumulated depreciation	(80,862)	(72,217)

Total	$60,812	$53,598

(5) Goodwill and Other Intangible Assets

        The carrying amount of goodwill changed as follows during fiscal 2010 and fiscal 2009 (in thousands):

	Fiscal 2010	Fiscal 2009
Beginning balance	$253,353	$253,353
Don Pepino acquisition	391	—

Ending balance	$253,744	$253,353

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(5) Goodwill and Other Intangible Assets (Continued)

        The carrying amount of trademarks, which have an indefinite life, changed as follows during fiscal 2010 and fiscal 2009 (in thousands):

	Fiscal 2010	Fiscal 2009
Beginning balance	$227,220	$227,220
Don Pepino acquisition	780	—

Ending balance	$228,000	$227,220

        The carrying amount of other intangible assets changed as follows during fiscal 2010 and 2009 (in thousands):

	Customer Relationship Intangibles	Other Intangible Assets	Total Other Intangible Assets	Less: Accumulated Amortization	Total
Balance at January 3, 2009	$129,000	$—	$129,000	$(12,682)	$116,318
Amortization expense	—	—	—	(6,450)	(6,450)

Balance at January 2, 2010	$129,000	$—	$129,000	$(19,132)	$109,868
Don Pepino acquisition	440	150	590	—	590
Amortization expense	—	—	—	(6,457)	(6,457)

Balance at January 1, 2011	$129,440	$150	$129,590	$(25,589)	$104,001

        We expect to recognize $6.5 million of amortization expense per year associated with our current other intangible assets during fiscal 2011 and each of the next four succeeding years.

(6) Long-Term Debt

        Long-term debt consists of the following as of the dates indicated (in thousands):

	January 1, 2011	January 2, 2010
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000
7.625% Senior Notes due 2018, net of unamortized discount of $2,252 at January 1, 2011	347,748	—
12% Senior Subordinated Notes due 2016	—	69,541
8% Senior Notes due 2011	—	240,000

Total long-term debt	$477,748	$439,541

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

January 1, 2011, January 2, 2010 and January 3, 2009

(6) Long-Term Debt (Continued)

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

        Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our domestic subsidiaries' assets except our and our domestic subsidiaries' real property. The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined. The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens. The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined. As of January 1, 2011, we were in compliance with all of the covenants in the credit facility. Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same or similar line of business as our company, subject to specified criteria. The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

        At January 1, 2011, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million. We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash and cash equivalents on hand and working capital requirements, we have no plans to do so for the foreseeable future.

        In February 2007, we entered into a six-year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for our $130.0 million of term loan borrowings under the credit agreement through the life of the term loan borrowings. We initially designated the interest rate swap as a cash flow hedge and recorded changes in the fair value of the swap in accumulated other comprehensive loss, net of tax in our consolidated balance sheet. In September 2008 due to the counterparty's bankruptcy, we determined that the interest rate swap was no longer an effective hedge for accounting purposes. Accordingly, subsequent to that determination, we recorded changes in the swap's fair value in current earnings in net interest expense in our consolidated statements of operations. We obtained third-party verification of fair value at the end of each reporting period. As of January 1, 2011, the fair value of the interest rate swap was an unrealized loss of $12.0 million and is recorded in current liabilities on our consolidated balance sheet. The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments. Net interest expense in fiscal 2010 includes a charge of $0.4 million relating to unrealized loss on the interest rate swap and a reclassification of $1.7 million of the amount recorded in accumulated other comprehensive loss related to the swap. Net interest expense in fiscal 2010 also includes a reduction in interest income primarily due to lower interest rates. On January 18, 2011, we terminated the interest rate swap agreement. See Note 14.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(6) Long-Term Debt (Continued)

        7.625% Senior Notes due 2018.    In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a public offering price of 99.271% of their face value. The original issue discount of $2.6 million will be amortized over the life of the notes as interest expense. Interest on the senior notes is payable on January 15 and July 15 of each year. The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as described below.

        On or after January 15, 2014, we may redeem some or all of the senior notes at a redemption price of 103.813% beginning January 15, 2014 and thereafter at prices declining annually to 100% on or after January 15, 2017, plus accrued and unpaid interest to the date of redemption. We may redeem up to 35% of the aggregate principal amount of the notes prior to January 15, 2013 with the net proceeds from certain equity offerings at a redemption price of 107.625% plus accrued and unpaid interest to the date of redemption. We may also redeem some or all of the notes at any time prior to January 15, 2014 at a redemption price equal to a specified make-whole amount plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control, we may be required to offer to repurchase the notes at the repurchase price of 101% plus accrued and unpaid interest to the date of redemption.

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

        Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 1, 2011, we were in compliance with all of the covenants in the senior notes indenture.

        Subsidiary Guarantees.    We have no assets or operations independent of our direct and indirect subsidiaries. All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt, and management has determined that our Canadian subsidiary, which is our only subsidiary that is not a guarantor of our long-term debt is a "minor subsidiary" as that term is

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(6) Long-Term Debt (Continued)

used in Rule 3-10 of Regulation S-X promulgated by the SEC. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

        12% Senior Subordinated Notes due 2016.    During fiscal 2009, we repurchased $96.3 million principal amount of our senior subordinated notes, including $6.3 million in a privately negotiated transaction, and $90.0 million at a cash redemption price of 106% of the principal amount of the notes being redeemed, plus accrued and unpaid interest. In January 2010, we repurchased $44.7 million aggregate principal amount of the senior subordinated notes with a portion of the proceeds of our public offering of 7.625% senior notes due 2018 at a repurchase price of 106.5% of such principal amount plus accrued and unpaid interest. In February 2010, we repurchased or redeemed the remaining $24.8 million aggregate principal amount of the senior subordinated notes at a price equal to 106.0% of such principal amount, plus accrued and unpaid interest.

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

        Deferred Debt Financing Costs.    During fiscal 2009, we wrote-off and expensed $4.4 million of deferred debt financing costs relating to the repurchase during the year of $96.3 million principal amount of senior subordinated notes. During fiscal 2009, we also capitalized approximately $0.7 million of additional debt financing costs in connection with an amendment to our credit facility. In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes. During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes. As of January 1, 2011 and January 2, 2010 we had net deferred debt financing costs of $8.7 million and $6.7 million, respectively.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt during fiscal 2009 included $10.2 million of costs relating to our repurchase and redemption of $96.3 million aggregate principal amount of senior subordinated notes during fiscal 2009, including $5.8 million for the payment of a repurchase premium and a non-cash charge of $4.4 million for the write-off of unamortized deferred financing costs associated with the notes repurchased. In connection with the retirement of the remaining 8% senior notes and 12% senior subordinated notes, we incurred a loss on extinguishment of debt of approximately $15.2 million during the first quarter of 2010, including the repurchase premium and other expenses of $10.7 million and as mentioned above, a write-off and expense of $4.5 million of deferred debt financing costs.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(6) Long-Term Debt (Continued)

        Contractual Maturities.    As of January 1, 2011, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
2011	$—
2012	—
2013	130,000
2014	—
2015	—
Thereafter	350,000

Total	$480,000

        Accrued Interest.    At January 1, 2011 and January 2, 2010 accrued interest of $13.2 million and $7.3 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

        Level 2—Inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. We used a discounted cash flow analysis of the implied yield curves to value our interest rate swap. While these inputs are observable, they are not all quoted market prices, so the fair values of our interest rate swap fall in Level 2.

        Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of our interest rate swap as of January 1, 2011, which is included in current liabilities and January 2, 2010, which is included in other liabilities in our consolidated balance sheets (in thousands):

		Fair Value Measurements
	Description	Level 1	Level 2	Level 3
January 1, 2011	Interest rate swap	$—	$12,012	$—
January 2, 2010	Interest rate swap	$—	$11,576	$—

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(7) Fair Value Measurements (Continued)

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        The carrying values and fair values of our term loan borrowings, senior notes and senior subordinated notes as of January 1, 2011 and January 2, 2010 are as follows (in thousands):

	January 1, 2011			January 2, 2010
	Carrying Value		Fair Value(1)	Carrying Value	Fair Value(1)
Senior Secured Term Loan due 2013	$130,000		$128,050	$130,000	$127,400
8% Senior Notes due 2011	—		—	240,000	243,000
7.625% Senior Notes due 2018	347,748	(2)	362,250	—	—
12% Senior Subordinated Notes due 2016	—		—	69,541	69,172

(1)
Fair values are estimated based on quoted market prices.

(2)
The carrying value of the 7.625% senior notes is net of discount. The face amount of the senior notes is $350.0 million.

        As of the end of fiscal 2010 and fiscal 2009, our term loan borrowings were subject to an interest rate swap discussed in Notes 6, 8 and 14.

(8) Disclosures about Derivative Instruments and Hedging Activities

        The following table presents the fair value and the location within our consolidated balance sheet of all assets and liabilities associated with derivative instruments not designated as hedging instruments for accounting purposes (in thousands):

		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at January 1, 2011	Fair Value at January 1, 2011	Fair Value at January 2, 2010	Fair Value at January 2, 2010
Interest rate swap	Current liabilities	—	$12,012	—	—
Interest rate swap	Other liabilities	—	—	—	$11,576

        See Notes 6, 7 and 14 for additional information regarding the interest rate swap. We do not currently have any derivatives designated as hedging instruments.

        The following tables present the impact of derivative instruments and their location within our consolidated statements of operations (in thousands):

	Amount of Loss Recognized in Income on Derivatives		Amount of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Fiscal Year Ended January 1, 2011		Fiscal Year Ended January 2, 2010		Location of Loss Recognized in Income on Derivatives
Interest rate swap	$2,129	*	$152	*	Interest expense, net

*
The amount included in net interest expense for fiscal 2010 consists of $436 unrealized loss on the interest rate swap and $1,693 charge (pre-tax) for the reclassification to net interest expense from accumulated other comprehensive income,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(8) Disclosures about Derivative Instruments and Hedging Activities (Continued)

  respectively. The amount included in net interest expense for fiscal 2009 consists of $1,541 unrealized gain on the interest rate swap, and $1,693 charge (pre-tax) for the reclassification to net interest expense from accumulated other comprehensive income, respectively.

(9) Income Taxes

        The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
U.S.	$49,103	$28,644	$15,771
Foreign	48	21	46

Total	$49,151	$28,665	$15,817

        Income tax expense (benefit) consists of the following (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Current:
Federal	$6,806	$1,665	$(1,181)
State	505	83	—
Foreign	9	31	15

Subtotal	7,320	1,779	(1,166)
Deferred:
Federal	9,824	8,300	6,782
State	(372)	1,145	468

Subtotal	9,452	9,445	7,250

Total	$16,772	$11,224	$6,084

        Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2010, 2009 and 2008 to income before income tax expense) as a result of the following:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit/expense	2.3%	4.2%	3.3%
Impact on deferred taxes from changes in state tax rates	(2.1)%	—	—
Permanent differences	(0.8)%	(0.2)%	0.6%
Other differences	(0.3)%	0.2%	(0.4)%

Total	34.1%	39.2%	38.5%

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(9) Income Taxes (Continued)

        In fiscal 2010, changes in state tax laws impacting apportionment rates resulted in a decrease of our blended state rate, resulting in a tax benefit of $1.1 million.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 1, 2011	January 2, 2010
Deferred tax assets:
Accounts receivable, principally due to allowance	$37	$38
Inventories, principally due to additional costs capitalized for tax purposes	752	841
Accruals and other liabilities	8,120	9,685
Net operating loss and tax credit carryforwards	66	314
Deferred debt financing costs	249	369

Total gross deferred tax assets	9,224	11,247
Deferred tax liabilities:
Plant and equipment	(5,845)	(4,888)
Goodwill	(29,811)	(25,939)
Trademarks	(62,362)	(58,880)
Other intangible assets	(3,183)	(2,413)
Prepaid expenses	(516)	(674)

Total gross deferred tax liabilities	(101,717)	(92,794)

Net deferred tax liability	$(92,493)	$(81,547)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, at January 1, 2011. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

        The valuation allowance at January 1, 2011 and January 2, 2010 was $0.

        At January 1, 2011, we have certain state net operating loss carryforwards of $15.6 million, which are available to offset future taxable income, if any, through 2029, which will generate approximately $0.1 million of a cash tax benefit. As a result of our acquisitions in prior years, the annual utilization of the net operating loss carryforwards acquired is limited under certain provisions of the Internal Revenue Code.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(9) Income Taxes (Continued)

        At January 1, 2011 we have intangibles of $245.9 million for tax purposes, which are amortizable through 2025.

        We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of January 1, 2011, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2009 and forward
United States—States	2006 and forward
Canada	2006 and forward

        As of January 1, 2011, we do not have any reserves for uncertain tax positions. Our policy is to classify interest and penalties that result from any income tax uncertainties as income tax expense.

(10) Capital Stock

        Authorized Common Stock.    During fiscal 2010, we amended our certificate of incorporation to (1) rename our Class A common stock simply as "common stock," (2) eliminate the 25,000,000 authorized shares of Class B common stock, none of which were then outstanding, and (3) increase our authorized shares of common stock from 100 million to 125 million.

        The following table sets forth the activity in the number of shares of common outstanding (in thousands):

Common Stock
Common stock outstanding at December 29, 2007	36,779
Shares issued for share-based compensation	18
Repurchases of common stock	(550)

Common stock outstanding at January 3, 2009	36,247
Shares issued in public offering	11,500
Shares issued for share-based compensation	24
Repurchases of common stock	(404)

Common stock outstanding at January 2, 2010	47,367
Shares issued for share-based compensation	273

Common stock outstanding at January 1, 2011	47,640

        Voting Rights.    The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(10) Capital Stock (Continued)

        Dividends.    The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock. In the event of any liquidation, dissolution or winding up of our company, common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock.

        During fiscal 2010 and 2009, our board of directors declared quarterly cash dividends on our common stock of $0.17 per share. During fiscal 2008, our board of directors declared quarterly cash dividends on our common stock of $0.212 per share during each of the first three quarters and $0.17 per share during the fourth quarter.

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

        Stock Repurchases.    We did not repurchase any shares of common stock during fiscal 2010. We repurchased and retired 403,500 shares of common stock at an average cost per share (excluding fees and commissions) of $5.76, or $2.3 million in the aggregate during fiscal 2009, and 550,331 shares of common stock in fiscal 2008 at an average cost per share (excluding fees and commissions) of $4.60, or $2.6 million in the aggregate, pursuant to a stock repurchase program originally authorized by our board of directors in October 2008. The stock repurchase program authorization expired during the third quarter of 2010.

(11) Pension Benefits

        We have defined benefit pension plans covering substantially all of our employees. The benefits are based on years of service and the employee's compensation, as defined.

        The following table sets forth our defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used January 1, 2011

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(11) Pension Benefits (Continued)

and January 2, 2010 measurement dates for fiscal 2010 and 2009, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	January 1, 2011	January 2, 2010
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$32,904	$29,038
Actuarial loss	496	1,101
Service cost	1,498	1,661
Interest cost	1,817	1,785
Benefits paid	(773)	(681)

Projected benefit obligation at end of year	35,942	32,904

Change in plan assets:
Fair value of plan assets at beginning of year	26,665	19,197
Actual gain on plan assets	4,296	4,599
Employer contributions	4,145	3,550
Benefits paid	(773)	(681)

Fair value of plan assets at end of year	34,333	26,665

Net amount recognized:
Other assets	$1,143	$604
Other long-term liabilities	(2,752)	(6,843)

Funded status at the end of the year	$(1,609)	$(6,239)

Amount recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(305)	$(350)
Actuarial loss	(7,201)	(9,260)
Deferred taxes	2,807	3,641

Accumulated other comprehensive loss	$(4,699)	$(5,969)

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost fiscal 2011 are as follows (in thousands):

Prior service cost	$45
Actuarial loss	279

$324

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(11) Pension Benefits (Continued)

	January 1, 2011	January 2, 2010
Weighted-average assumptions:
Discount rate	5.50%	6.00%
Rate of compensation increase	4.00%	4.00%
Expected long-term rate of return	7.25%	7.25%

        The discount rate used to determine year-end fiscal 2010 and fiscal 2009 pension benefit obligations was derived by matching the plans' expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

        Net periodic cost includes the following components (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Service cost—benefits earned during the period	$1,498	$1,661	$1,361
Interest cost on projected benefit obligation	1,817	1,785	1,497
Expected return on plan assets	(2,052)	(1,463)	(1,832)
Amortization of unrecognized prior service cost	45	45	45
Amortization of loss/(gain)	311	743	(12)

Net pension cost	$1,619	$2,771	$1,059

        The asset allocation for our pension plans at the end of fiscal 2010 and fiscal 2009, and the target allocation for fiscal 2011, by asset category, follows. The fair value of plan assets for these plans is $34.3 million and $26.7 million at the end of fiscal 2010 and fiscal 2009, respectively. The expected long-term rate of return on these plan assets was 7.25% in fiscal 2010 and fiscal 2009.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(11) Pension Benefits (Continued)

        Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation	January 1, 2011	January 2, 2010
Equity securities	60%	51%	47%
Fixed income securities	38%	42%	47%
Cash	2%	7%	6%

Total	100%	100%	100%

        The general investment objective of each of the pension plans is to grow the plan assets in relation to the plan liabilities while prudently managing the risk of a decrease in the plan's assets relative to those liabilities. To meet this objective, our management has adopted the above target allocations that it reconsiders from time to time as circumstances change.

        The fair values of our pension plan assets at January 1, 2011 and January 2, 2010, utilizing the fair value hierarchy discussed in Note 7 follow (in thousands):

	January 1, 2011		January 2, 2010
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$2,260	$—	$1,521	$—
Equity securities:
U.S. mutual funds	13,467	—	9,560	—
International mutual funds	586	—	446	—
U.S. common stocks(1)	3,404	—	2,465	—
Fixed income securities:
U.S. mutual funds	14,616	—	12,126	—
U.S. corporate bonds	—	—	547	—

Total	$34,333	$—	$26,665	$—

(1)
All of the equity securities listed under "U.S. common stocks" are shares of our company's common stock. Under the Employee Retirement Income Security Act (ERISA), our pension plans may not invest more than 10% of their assets in company securities.

        The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The long-term target allocations for plans assets are 60% in equities, 38% in fixed income and 2% in cash equivalents, although the actual plan asset allocations may be within a range around these targets. The

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(11) Pension Benefits (Continued)

actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations.

        Information about the expected cash flows for the pension plan follows (in thousands):

Pension Benefits
Company contributions:
2011	$3,075
Benefit payments:
2011	$975
2012	1,035
2013	1,125
2014	1,320
2015	1,511
2016 to 2020	10,589

        As of the date of issuance of the accompanying consolidated financial statements, we made $1.6 million of defined benefit pension plan contributions during fiscal 2011. We expect to make approximately $1.5 million in additional voluntary contribution payments during the remainder of fiscal 2011.

        We also sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $0.7 million, $0.6 million and $0.8 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

        Pension expense relating to a multi-employer pension plan amounted to $1.1 million for fiscal 2010, fiscal 2009 and fiscal 2008.

(12) Commitments and Contingencies

        Operating Leases.    We have several noncancelable operating leases, primarily for our corporate headquarters, one of our manufacturing facilities, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance. Total rental expense for our operating leases was $6.1 million, $5.7 million and $4.2 million, for the fiscal years 2010, 2009 and 2008, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(12) Commitments and Contingencies (Continued)

        As of January 1, 2011, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows (in thousands):

Fiscal year ending:	Third Parties
2011	$5,613
2012	5,384
2013	4,359
2014	3,282
2015	622
Thereafter	2,738

Total	$21,998

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

        On May 7, 2009, SK Foods, LP, one of our former suppliers filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. In September 2009, B&G Foods filed proofs of claim in SK Foods' bankruptcy cases to assert substantial damage claims against SK Foods and its affiliates for, among other things, fraud, breach of contract, indemnity, RICO and antitrust violations, and to preserve offset and recoupment rights for such claims against any amounts allegedly owing to SK Foods or its affiliates and certain other claims against SK Foods and its affiliates. On March 24, 2010, the bankruptcy trustee in the bankruptcy proceedings involving SK Foods filed an adversary proceeding against our company alleging, among other things, breach of contract, avoidance of setoff, violation of the automatic stay, goods sold and delivered, objection to claims and equitable subordination and asserting damages of approximately $16.0 million. B&G Foods answered the complaint denying the bankruptcy trustee's allegations against B&G Foods as being without merit. In addition, B&G Foods filed a counterclaim alleging, among other things, breach of multiple contracts, breach of express indemnity, breach of warranties, fraudulent inducement, negligent and intentional misrepresentation, violations of the Sherman Antitrust Act, violations of the Robinson-Patman Act, violations of California's Cartwright Act, violations of California's Unfair Practices Act, violations of California's Unfair Competition Law, RICO violations, account stated and recoupment. During the third quarter of 2010, to avoid expense and the uncertainly of litigation, we entered into a settlement agreement with the bankruptcy trustee and the Bank of Montreal, the agent for SK Foods' secured lenders, pursuant to which we agreed to pay the Bank of Montreal, on behalf of the secured lenders, $1.6 million in exchange for a mutual release pursuant to which the bankruptcy trustee and the Bank of Montreal (as agent for the secured lenders), on the one hand, and B&G Foods, on the other, would release each other from all claims and counter-claims related to the adversary proceeding and B&G Foods' proofs of claim in SK Foods' bankruptcy cases. In the fourth quarter of 2010, the bankruptcy court approved the settlement and we recorded a gain in cost of goods sold of approximately $1.3 million resulting from the write-off of $3.1 million of accounts payable on our books relating to SK

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(12) Commitments and Contingencies (Continued)

Foods, partially offset by the $1.6 million settlement payment (which was paid in January 2011) and approximately $0.2 million of related expenses.

        Environmental.    We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2010, 2009 or 2008 in order to comply with environmental laws or regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

        Collective Bargaining Agreements.    As of January 1, 2011, approximately 354 of our 749 employees, or 47.3%, were covered by collective bargaining agreements, of which 173 were covered by a collective bargaining agreements expiring within the next 12 months. Our collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695) that covers our Stoughton, Wisconsin employees is scheduled to expire on March 31, 2011. As of the date of issuance of the accompanying consolidated financial statements, we are in negotiations for a new collective bargaining agreement for our Stoughton, Wisconsin facility. However, we cannot assure you that we will be able to negotiate a new Stoughton collective bargaining agreement on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If prior to the expiration of the Stoughton collective bargaining agreement we are unable to reach a new agreement without union action or any such new agreement is not on terms satisfactory to us, our business, financial condition or results of operations could be materially and adversely affected. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

        Severance and Change of Control Agreements.    We have employment agreements with each of our six executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined) or as a result of the employees' death or disability, or termination by us or a deemed termination upon a change of control (as defined). Severance benefits include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

(13) Incentive Plans

        Annual Bonus Plan.    Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company's attainment of pre-set annual financial objectives. Awards are normally paid in cash in a lump sum following the close of each plan year. At January 1, 2011 and January 2, 2010, accrued expenses in the accompanying consolidated balance sheets include annual bonus accruals of $3.8 million and $3.5 million, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(13) Incentive Plans (Continued)

        2008 Omnibus Incentive Compensation Plan.    Upon the recommendation of our compensation committee, our board of directors on March 10, 2008 adopted (subject to stockholder approval) the B&G Foods, Inc. 2008 Omnibus Incentive Compensation Plan, which we refer to as the 2008 Omnibus Plan. Our stockholders approved the 2008 Omnibus Plan at our annual meeting on May 6, 2008.

        The 2008 Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. Subject to adjustment as provided in the plan, the total number of shares of common stock available for awards under the plan is 4,500,000, of which 4,185,233 were available for future issuance as of January 1, 2011. Some of those shares are subject to outstanding performance share long-term incentive awards (LTIAs) as described in the table below.

        Performance Share Awards.    Beginning in fiscal 2008, our compensation committee has made annual grants of performance share LTIAs to our executive officers and certain other members of senior management under the 2008 Omnibus Plan. The LTIAs entitle the participant to earn shares of common stock upon the attainment of certain performance goals over the applicable performance period. The performance period is typically three years. However, in order to phase in the program, the compensation committee granted three sets of performance share awards in 2008, with a one-year, two-year and three-year performance period, respectively.

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

        Subject to the performance goal for the applicable performance period being certified in writing by our compensation committee as having been achieved, shares of common stock are issued prior to March 15 following the completion of the performance period.

        251,368 shares of common stock were issued in March 2010 in respect of LTIAs. The excess tax benefit recorded to additional paid in capital as of the result of the issuance was $0.3 million. No shares of common stock were issued for LTIAs in 2009 or 2008.

        The following table sets forth the compensation expense recognized for LTIAs during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2010	Fiscal 2009	Fiscal 2008
Cost of goods sold	$626	$814	$144
Sales, marketing and warehousing expenses	593	846	149
General and administrative expenses	1,902	2,764	565

Total compensation expense for LTIAs	$3,121	$4,424	$858

        As of January 1, 2011, there was $3.8 million of unrecognized compensation expense related to LTIAs, which is expected to be recognized over the next 24 months.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(13) Incentive Plans (Continued)

        The following table details the activity in our LTIAs for fiscal 2010 as follows:

	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value (per share)(2)
Beginning of fiscal 2010	1,918,466	$4.09
Granted	595,254	$7.63
Vested	(399,842)	$7.65
Forfeited	(72,441)	$3.13

End of fiscal 2010	2,041,437	$4.46

(1)
Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 300% of the target number of performance shares).

(2)
The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

        Non-Employee Director Stock Grants.    Each of our non-employee directors receives an annual equity grant as part of his or her non-employee director compensation. These shares fully vest when issued. In the aggregate, 21,264 shares, 24,135 shares and 18,000 shares of common stock were issued to non-employee directors in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. For each of fiscal 2010, fiscal 2009 and fiscal 2008, compensation expense of $0.2 million relating to the grants is reflected in general and administrative expenses in our consolidated statements of operations.

(14) Subsequent Events

        Termination of Interest Rate Swap Agreement.    In February 2007, we entered into a six-year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for our $130.0 million of term loan borrowings under the credit agreement through the life of the term loan borrowings, which mature in February 2013. On January 18, 2011, we terminated the interest rate swap agreement by making a payment of $12.4 million to the counterparty, representing the approximate present value of the expected remaining settlement payments that otherwise were to have been due to the counterparty through maturity of the term loan. In connection with the termination, we and the counterparty released each other from all obligations under the interest rate swap agreement, including, without limitation, the obligation to make periodic payments thereunder. We did not pay any termination penalty in connection with the termination of the interest rate swap agreement. As a result of the termination, our interest obligations for the term loan borrowings through maturity in 2013 will now be based upon the loan's floating rate as described in Note 6.

        We expect to reclassify $3.7 million of accumulated other comprehensive loss to net interest expense through maturity of the term loan borrowings in 2013, with $1.7 million being reclassified in 2011.

        Stock and Debt Repurchase Program.    On February 22, 2011, our board of directors authorized a stock and debt repurchase program for the repurchase of up to $25.0 million of our common stock and/or 7.625% senior notes through March 31, 2012. Under the authorization, our company may purchase shares of common stock and/or senior notes from time to time in the open market or in

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2011, January 2, 2010 and January 3, 2009

(14) Subsequent Events (Continued)

privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.

        The timing and amount of stock and/or debt repurchases under the program, if any, will be at the discretion of management, and will depend on available cash, market conditions and other considerations. Therefore, there can be no assurance as to the number of shares, if any, that will be repurchased under the repurchase program, or the aggregate dollar amount of the shares or principal amount of senior notes, if any, repurchased. We may discontinue the program at any time. Any shares or senior notes repurchased pursuant to the repurchase program will be cancelled.

(15) Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, expect per share data)
Net sales
2010	$125,182	$121,145	$125,144	$141,866
2009	$118,638	$122,899	$123,871	$135,608
Gross profit
2010	$42,028	$39,398	$39,184	$47,059
2009	$38,749	$36,866	$36,224	$36,894
Net income
2010	$326	$8,493	$9,282	$14,278
2009	$5,913	$6,029	$4,161	$1,338
Earnings per share
2010—Basic	$0.01	$0.18	$0.19	$0.30
2010—Diluted	$0.01	$0.18	$0.19	$0.29
2009—Basic and Diluted	$0.16	$0.17	$0.11	$0.03
Cash dividends declared per share
2010	$0.17	$0.17	$0.17	$0.17
2009	$0.17	$0.17	$0.17	$0.17

        Earnings per share were computed individually for each of the quarters presented using the weighted average number of shares outstanding during each quarterly period, while earnings per share for the full year were computed using the weighted average number of shares outstanding during the full year; therefore, the sum of the earnings per share and distributed earnings amounts for the quarters may not equal the total for the full year. During fiscal 2010 and fiscal 2009, our board of directors declared quarterly cash dividends on our common stock of $0.17 per share.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year ended January 3, 2009:
Allowance for doubtful accounts and discounts	$745	$7	—	$7	(a)	$745
Inventory reserve	$440	$75	—	—		$515
Year ended January 2, 2010:
Allowance for doubtful accounts and discounts	$745	$(59)	—	$55	(a)	$631
Inventory reserve	$515	$—	—	$65	(b)	$450
Year ended January 1, 2011:
Allowance for doubtful accounts and discounts	$631	$127	—	$(7	)(a)	$765
Inventory reserve	$450	$—	—	$25	(b)	$425

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

        Based on our evaluation under the framework of Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective at January 1, 2011. The effectiveness of our internal control over financial reporting as of January 1, 2011 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

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

Changes in Internal Control Over Financial Reporting.

        As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal

2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading "Available Information," the information required by this Item will appear in the sections entitled "Corporate Governance," "Proposal 1—Election of Directors," "Our Management," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" included in our definitive proxy statement to be filed on or before May 2, 2011, relating to the 2011 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item will appear in the section entitled "Executive Compensation" and "Compensation Discussion and Analysis" included in our definitive proxy statement to be filed on or before May 2, 2011, relating to the 2011 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes information, as of January 1, 2011, relating to the 2008 Omnibus Incentive Compensation Plan, which was approved by the company's stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,041,437	(1)		(2)	2,143,796	(1)(3)
Equity compensation plans not approved by security holders	—		—		—

Total	2,041,437	(1)	—		2,143,796	(1)(3)

(1)
For the 2008 to 2010 performance share long-term incentive awards (LTIAs), 2009 to 2011 performance share LTIAs and 2010 to 2012 performance share LTIAs, includes the maximum number of shares (i.e., 300% of the target number of shares) of common stock that may be issued under the 2008 Omnibus Incentive Compensation Plan in respect of the LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. 403,428 shares of common stock (less any shares withheld for minimum statutory tax withholding) will be issued in March 2011 in respect of the 2008 to 2010 LTIAs.

(2)
Not applicable.

(3)
As of the end of fiscal 2010, of the 4,500,000 shares authorized for issuance under the 2008 Omnibus Plan, 4,185,233 remained available for issuance. This number exceeds the number set forth in column (c) because the actual number of shares to be issued is likely to be substantially lower than the number of shares listed in column (a) because plan participants are likely to have shares withheld by our company to satisfy tax withholding requirements. In addition, as noted in footnote (1) above, the chart assumes maximum awards (i.e., 300% of the target number of shares) will be earned for the performance share LTIAs. There is no certainty, however, that awards will in fact be achieved at the maximum level or at all. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan.

        The remaining information required by this item will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in our definitive proxy statement to be filed on or before May 2, 2011, relating to the 2011 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" and "Corporate Governance" included in our definitive proxy statement to be filed on or before May 2, 2011, relating to the 2011 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the section entitled "Independent Registered Public Accounting Firm Fees" included in our definitive proxy statement to be filed on or before May 2, 2011, relating to the 2011 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        (a)   The following documents are filed as part of this report.

(1) Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.
Page
Reports of Independent Registered Public Accounting Firm.	48
Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010.	50
Consolidated Statements of Operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.	51
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.	52
Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.	53
Notes to Consolidated Financial Statements.	54
(2) Financial Statement Schedule. The following financial statement schedule is included in Part II, Item 8 of this report.
Schedule II—Schedule of Valuation and Qualifying Accounts.	81
(3) Exhibits.

EXHIBIT NO.	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods' Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)
3.2	Amended and Restated Bylaws of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods' Current Report on Form 8-K filed on May 25, 2007, and incorporated by reference herein)
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
4.3	Form of 7.625% Senior Note due 2018 (included in Exhibit 4.2)
4.4	Form of stock certificate for common stock. (Filed as Exhibit 4.1 to B&G Foods' Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION
10.1	Amended and Restated Credit Agreement, dated as of February 23, 2007, between B&G Foods, Inc., as Borrower, the Several Lenders from time to time parties thereto, Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent and Lehman Commercial Paper Inc., as Administrative Agent (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on February 28, 2007, and incorporated by reference herein)
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
10.12	Employment Agreement, dated as of March 5, 2010, between William H. Wright and B&G Foods, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of B&G Foods, Inc.
23.1	Consent of KPMG LLP.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 1, 2011	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL Robert C. Cantwell Executive Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Chairman of the Board of Directors	March 1, 2011
/s/ DAVID L. WENNER David L. Wenner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011
/s/ ROBERT C. CANTWELL Robert C. Cantwell	Executive Vice President of Finance, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 1, 2011
/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director	March 1, 2011
/s/ CHARLES F. MARCY Charles F. Marcy	Director	March 1, 2011
/s/ DENNIS M. MULLEN Dennis M. Mullen	Director	March 1, 2011
/s/ CHERYL M. PALMER Cheryl M. Palmer	Director	March 1, 2011
/s/ ALFRED POE Alfred Poe	Director	March 1, 2011