Form 10-Q
period 2011-04-02
B&G Foods, Inc.
filed 2011-04-26
CIK 1278027

As filed with the Securities and Exchange Commission on April 26, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2011

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to                .

Commission file number 001-32316

B&G FOODS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3918742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Gatehall Drive, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (973) 401-6500

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

As of April 26, 2011, the registrant had 47,900,237 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 2, 2011	January 1, 2011

Assets

Current assets:
Cash and cash equivalents	$99,572	$98,738
Trade accounts receivable, net	29,774	34,445
Inventories	77,457	74,563
Prepaid expenses	832	1,715
Income tax receivable	2,884	171
Deferred income taxes	1,278	5,439
Total current assets	211,797	215,071

Property, plant and equipment, net of accumulated depreciation of $83,227 and $80,862	60,025	60,812
Goodwill	253,744	253,744
Trademarks	228,000	228,000
Other intangibles, net	102,362	104,001
Other assets	9,874	10,095
Total assets	$865,802	$871,723

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$21,024	$15,531
Accrued expenses	17,781	25,584
Interest rate swap	—	12,012
Dividends payable	10,059	8,099
Total current liabilities	48,864	61,226

Long-term debt	477,828	477,748
Other liabilities	3,098	4,232
Deferred income taxes	102,355	97,932
Total liabilities	632,145	641,138
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 47,900,237 and 47,639,924 shares issued and outstanding as of April 2, 2011 and January 1, 2011	479	476
Additional paid-in capital	191,304	201,770
Accumulated other comprehensive loss	(6,772)	(7,002)
Retained earnings	48,646	35,341
Total stockholders’ equity	233,657	230,585
Total liabilities and stockholders’ equity	$865,802	$871,723

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010

Net sales	$131,405	$125,182
Cost of goods sold	86,538	83,154
Gross profit	44,867	42,028

Operating expenses:
Selling, general and administrative expenses	14,150	14,052
Amortization expense	1,639	1,613
Operating income	29,078	26,363

Other expenses:
Interest expense, net	8,190	10,622
Loss on extinguishment of debt	—	15,224
Income before income tax expense	20,888	517
Income tax expense	7,583	191
Net income	$13,305	$326

Weighted average shares outstanding:
Basic	47,982	47,434
Diluted	48,686	47,816

Earnings per share:
Basic	$0.28	$0.01
Diluted	$0.27	$0.01

Cash dividends declared per share	$0.21	$0.17

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010

Cash flows from operating activities:
Net income	$13,305	$326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,954	3,659
Amortization of deferred debt financing costs and bond discount	500	515
Deferred income taxes	8,396	107
Loss on extinguishment of debt	—	15,224
Share-based compensation expense	715	463
Excess tax benefits from share-based compensation	(1,117)	(330)
Unrealized loss on interest rate swap	—	303
Realized gain on interest rate swap	(612)	—
Reclassification to net interest expense for interest rate swap	423	423
Changes in assets and liabilities:
Trade accounts receivable	4,671	3,993
Inventories	(2,894)	(2,631)
Prepaid expenses	883	993
Income tax receivable	(1,596)	7
Other assets	(179)	(17)
Trade accounts payable	5,493	2,888
Accrued expenses	(7,803)	(3,346)
Interest rate swap	(11,400)	—
Other liabilities	(1,073)	(701)
Net cash provided by operating activities	11,666	21,876

Cash flows from investing activities:
Capital expenditures	(1,504)	(2,164)
Net cash used in investing activities	(1,504)	(2,164)

Cash flows from financing activities:
Payments for repurchase of long-term debt	—	(320,259)
Proceeds from issuance of long-term debt	—	347,448
Dividends paid	(8,099)	(8,052)
Excess tax benefits from share-based compensation	1,117	330
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(2,236)	(1,460)
Payments of debt financing costs	—	(8,246)
Net cash (used in) provided by financing activities	(9,218)	9,761

Effect of exchange rate fluctuations on cash and cash equivalents	(110)	(45)
Net increase in cash and cash equivalents	834	29,428

Cash and cash equivalents at beginning of period	98,738	39,930
Cash and cash equivalents at end of period	$99,572	$69,358

Supplemental disclosures of cash flow information:
Cash interest payments	$15,082	$10,676
Cash income tax payments	$784	$81
Cash income tax refunds	$—	$(2)
Non-cash transactions:
Dividends declared and not yet paid	$10,059	$8,095

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1)                                 Nature of Operations

B&G Foods, Inc. is a holding company, the principal assets of which are the capital stock of its subsidiaries.  Unless the context requires otherwise, references in this report to “B&G Foods,” “our company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries.  We operate in one industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Brer Rabbit, Cream of Rice, Cream of Wheat, Don Pepino, Emeril’s, Grandma’s Molasses, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Ortega, Polaner, Red Devil, Regina, Sa- són, Sclafani, Trappey’s, Underwood, Vermont Maid and Wright’s. Our products include hot cereals, fruit spreads, canned meats and beans, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers, tomato-based products and other specialty food products.  We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We distribute our products throughout the United States via a nationwide network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty food distributors.

(2)                                 Summary of Significant Accounting Policies

Fiscal Year

Our financial statements are presented on a consolidated basis.  Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal years ending December 31, 2011 (fiscal 2011) and January 1, 2011 (fiscal 2010) each contain 52 weeks.  Each quarter of fiscal 2011 and 2010 contains 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended April 2, 2011 (first quarter of 2011) and April 3, 2010 (first quarter of 2010) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of April 2, 2011, the results of our operations and cash flows for the first quarter of 2011 and 2010.  Our results of operations for the first quarter of 2011 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  Certain reclassifications have been made to the prior year amounts to conform to the current year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2010 included in our Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 1, 2011.

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

Recently Issued Accounting Standards

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2010 Annual Report on Form 10-K.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	April 2, 2011	January 1, 2011
Raw materials and packaging	$18,602	$23,000
Work in process	167	274
Finished goods	58,688	51,289

Total	$77,457	$74,563

(4)                                 Goodwill and Other Intangible Assets

There has been no change in the carrying amount of goodwill or trademarks (indefinite-lived intangibles) during the first quarter of 2011.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(4)                                 Goodwill and Other Intangible Assets (Continued)

The carrying amounts of other intangible assets, as of the dates indicated, consist of the following (in thousands):

	April 2, 2011	January 1, 2011
Customer relationships	$129,000	$129,000
Other intangible assets	590	590
	129,590	129,590
Less: accumulated amortization	(27,228)	(25,589)

Total other intangible assets	$102,362	$104,001

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 18 to 20 years.  Other intangible assets are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of two years.  Amortization expense associated with customer relationships and other intangible assets for each of the first quarter of 2011 and 2010 was $1.6 million, and is recorded in operating expenses.  We expect to recognize an additional $4.9 million of amortization expense associated with our customer relationships and other intangible assets during the remainder of fiscal 2011, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

(5)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	April 2, 2011	January 1, 2011
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000
7.625% Senior Notes due 2018, net of unamortized discount of $2,172 and $2,252	347,828	347,748
Total long-term debt	$477,828	$477,748

As of April 2, 2011, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2011	$—
2012	—
2013	130,000
2014	—
2015	—
Thereafter	350,000
Total	$480,000

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

Senior Secured Credit Facility.  As amended, our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013.  The following discussion of the credit facility describes the credit facility as amended through the date of issuance of the accompanying unaudited consolidated interim financial statements.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of April 2, 2011, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same or similar line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

At April 2, 2011, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

In February 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings under the credit agreement through the life of the term loan borrowings.  On January 18, 2011, we terminated the interest rate swap agreement by making a payment of $12.4 million, including $1.0 million of accrued interest, to the counterparty.  In connection with the termination, we and the counterparty released each other from all obligations under the interest rate swap agreement, including, without limitation, the obligation to make periodic payments thereunder.  We did not pay any termination penalty in connection with the termination of the interest rate swap agreement.  As a result of the termination, our interest obligations for the term loan borrowings through maturity in 2013 will now be determined based upon a floating rate as described above.  As of April 2, 2011, the interest rate for the term loan was 2.31% based upon a three-month LIBOR contract that expires on June 2, 2011. The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the first quarter of 2011 includes a $0.6 million benefit relating to the realized gain on the interest rate swap and a reclassification of $0.4 million of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest expense in the first quarter of 2011 also includes a reduction in interest income primarily due to lower interest rates.  During the remainder of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

fiscal 2011, we expect to reclassify to net interest expense $1.3 million of the amount recorded in accumulated other comprehensive loss.

7.625% Senior Notes due 2018.  In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a public offering price of 99.271% of face value.  The original issue discount of $2.6 million is being amortized over the life of the notes as interest expense.  Interest on the senior notes is payable on January 15 and July 15 of each year.  The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as described below.

Beginning January 15, 2014, we may redeem some or all of the senior notes at a redemption price of 103.813%, and thereafter at prices declining annually to 100% on or after January 15, 2017, plus accrued and unpaid interest to the date of redemption.  We may redeem up to 35% of the aggregate principal amount of the notes prior to January 15, 2013 with the net proceeds from certain equity offerings at a redemption price of 107.625% plus accrued and unpaid interest to the date of redemption.  We may also redeem some or all of the notes at any time prior to January 15, 2014 at a redemption price equal to a specified make-whole amount plus accrued and unpaid interest to the date of redemption.  In addition, if we undergo a change of control, we may be required to offer to repurchase the notes at the repurchase price of 101% plus accrued and unpaid interest to the date of redemption.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of April 2, 2011, we were in compliance with all of the covenants in the senior notes indenture.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

8 % Senior Notes due 2011.  In January 2010, we repurchased $238.9 million aggregate principal amount of the 8% senior notes with a portion of the proceeds of our public offering of 7.625% senior notes due 2018 at a repurchase price of 102.375% of such principal amount plus accrued and unpaid interest.  In February 2010, we repurchased or redeemed the remaining $1.1 million aggregate principal amount of the 8% senior notes at a price equal to 102.0% of such principal amount, plus accrued and unpaid interest.

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

Deferred Debt Financing Costs.  In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes.  During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement during the quarter of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes.  As of April 2, 2011 and January 1, 2011 we had net deferred debt financing costs of $8.3 million and $8.7 million, respectively.

In connection with the retirement of our remaining 8% senior notes and 12% senior subordinated notes, we incurred a loss on extinguishment of debt of approximately $15.2 million during the first quarter of 2010, including the repurchase premium and other expenses of $10.7 million and a write-off and expense of $4.5 million of deferred debt financing costs.

Accrued Interest.  At April 2, 2011 and January 1, 2011 accrued interest of $6.0 million and $13.2 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

Level 2—Inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.  We used a discounted cash flow analysis of the implied yield curves to value the interest rate swap. While these inputs were observable, they were not all quoted market prices, so the fair values of our interest rate swap fell in Level 2.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Fair Value Measurements (Continued)

Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the interest rate swap as of January 1, 2011, which as of such date is included in current liabilities in our consolidated balance sheet (in thousands):

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

The carrying values and fair values of our term loan borrowings and senior notes as of April 2, 2011 and January 1, 2011 are as follows (in thousands):

	April 2, 2011			January 1, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Senior Secured Term Loan due 2013	$130,000		$129,194	$130,000		$128,050
7.625% Senior Notes due 2018	347,828	(2)	378,000	347,748	(2)	362,250

(1)                 Fair values are estimated based on quoted market prices.

(2)                 The carrying values of the 7.625% senior notes are net of discount.  The face amount of the senior notes is $350.0 million.

(7)                                 Disclosures about Derivative Instruments and Hedging Activities

The following table presents the fair value and the location within our consolidated balance sheet of all assets and liabilities associated with derivative instruments not designated as hedging instruments for accounting purposes (in thousands):

		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at January 1, 2011	Fair Value at January 1, 2011

Interest rate swap	Current liabilities	$—	$12,012

See notes 5 and 6 for additional information regarding the interest rate swap.  We do not currently have any derivatives designated as hedging instruments.

The following table presents the impact of derivative instruments and their location within our consolidated statement of operations (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Disclosures about Derivative Instruments and Hedging Activities (Continued)

	Amount of Gain Recognized in Income on Derivatives		Amount of Loss Recognized in Income on Derivatives		Location of (Gain) Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Thirteen Weeks Ended April 2, 2011		Thirteen Weeks Ended April 3, 2010

Interest rate swap	$(189	)*	$726	*	Interest expense, net

*     The amount included in net interest expense for the first quarter of 2011 consists of $612 realized gain on our interest rate swap and $423 (pre-tax) reclassified to net interest expense from accumulated other comprehensive loss.  The amount included in net interest expense for the first quarter of 2010 consists of $303 unrealized loss on our interest rate swap and $423 (pre-tax) reclassified to net interest expense from accumulated other comprehensive loss.

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

The components of comprehensive income are as follows (in thousands):

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010

Net income	$13,305	$326
Other comprehensive income:
Foreign currency translation adjustments	(86)	(13)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	51	76
Reclassification to net interest expense for interest rate swap, net of tax	265	263
Comprehensive income	$13,535	$652

(9)                                 Stock and Debt Repurchase Program

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

The timing and amount of stock and/or debt repurchases under the program, if any, will be at the discretion of management, and will depend on available cash, market conditions and other considerations.  Therefore, there can be no assurance as to the number of shares, if any, that will be repurchased under the repurchase program, or the aggregate dollar amount of the shares or principal amount of senior notes, if any,

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Stock and Debt Repurchase Program (Continued)

repurchased.  We may discontinue the program at any time.  Any shares or senior notes repurchased pursuant to the repurchase program will be cancelled.

We did not repurchase any shares of common stock or 7.625% senior notes during the first quarter of 2011 or 2010.

(10)                          Pension Benefits

Net periodic pension costs for the first quarter of 2011 and 2010 include the following components (in thousands):

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010

Service cost—benefits earned during the period	$437	$441
Interest cost on projected benefit obligation	487	487
Expected return on plan assets	(626)	(487)
Amortization of unrecognized prior service cost	11	11
Amortization of loss	70	111
Net periodic pension cost	$379	$563

During the first quarter of 2011, we made $1.6 million of defined benefit pension plan contributions.  We plan on making approximately $1.5 million in additional contributions during the remainder of fiscal 2011.

(11)                          Commitments and Contingencies

Operating Leases.  As of April 2, 2011, future minimum lease payments under non-cancelable operating leases in effect at quarter-end were as follows (in thousands):

Fiscal year ending:	Third Parties
2011	$4,212
2012	5,411
2013	4,359
2014	3,282
2015	621
Thereafter	2,738
Total	$20,623

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first quarter of 2011 or 2010 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                          Commitments and Contingencies (Continued)

the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  Approximately 362 of our 749 employees, or 48.3%, as of April 2, 2011, were covered by collective bargaining agreements.  None of our collective bargaining agreements is scheduled to expire within one year.  During the first quarter of 2011, we reached an agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union (Local No. 695), to extend for an additional five-year period ending March 31, 2016, a collective bargaining agreement that covers approximately 173 of our employees at our Stoughton, Wisconsin facility.

Severance and Change of Control Agreements.  We have employment agreements with each of our six executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined) or as a result of the employees’ death or disability, or termination by us or a deemed termination upon a change of control (as defined).  Severance benefits include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

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

	Thirteen Weeks Ended
	April 2, 2011	April 1, 2010
Weighted average shares outstanding:
Basic	47,982,017	47,433,586
Net effect of potentially dilutive share-based compensation awards	703,542	382,188
Diluted	48,685,559	47,815,774

(13)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  As of April 2, 2011, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.  Our top ten customers accounted for approximately 50.9% and 50.2% of consolidated net sales for the first quarter of 2011 and 2010, respectively.  Our top ten

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)                          Business and Credit Concentrations and Geographic Information (Continued)

customers accounted for approximately 51.4% and 53.2% of our receivables as of April 2, 2011 and January 1, 2011, respectively.  Other than Wal-Mart, which accounted for 17.1% of our consolidated net sales for the first quarter of 2011 and 2010, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2011 or 2010.  Other than Wal-Mart, which accounted for 13.1% and 15.0% of our consolidated receivables as of April 1, 2011 and January 1, 2011, respectively, no single customer accounted for more than 10.0% of our consolidated receivables.

During the first quarter of 2011 and 2010, our sales to foreign countries represented less than 1.0% of net sales.  Our foreign sales are primarily to customers in Canada.

(14)                          Share-Based Payments

Our company makes annual grants of performance share long-term incentive awards to our executive officers and certain other members of senior management.  The performance share long-term incentive awards entitle the participants to earn shares of common stock upon the attainment of certain performance goals.  In addition, our non-employee directors receive annual equity grants as part of their non-employee director compensation.

The following table summarizes amounts related to share-based payments (in thousands):

Consolidated Statements of Operations Location	First Quarter 2011	First Quarter 2010

Compensation expense included in cost of goods sold	$174	$85
Compensation expense included in selling, general and administrative expenses	541	378
Total compensation expense for share-based payments	$715	$463

As of April 2, 2011, there was $5.6 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 33 months.

The following table details the activity in our non-vested performance share long-term incentive awards for the first quarter of 2011:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2011	2,041,440	(1)	$4.46
Granted	347,688	(1)	$11.78
Vested	(403,431)		$6.85
Forfeited	—		—
End of first quarter 2011	1,985,697	(1)	$5.25

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)                          Share-Based Payments (Continued)

The following table details the number of shares of common stock issued by our company during the first quarters of 2011 and 2010 upon the vesting of performance share long-term incentive awards:

	First Quarter 2011	First Quarter 2010

Number of performance shares vested	403,431	399,842
Shares withheld to fund statutory minimum tax withholding	152,126	148,474
Number of shares of common stock issued	251,305	251,368

Excess tax benefit recorded to additional paid in capital	$1,117	$330

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended April 2, 2011 (first quarter of 2011) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2011 (fiscal 2010) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2011 (which we refer to as our 2010 Annual Report on Form 10-K).

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

We are subject to a number of challenges that may adversely affect our businesses.  These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs:  We purchase raw materials, including agricultural products, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations.  Raw materials and other input costs, such as fuel, are subject to fluctuations in price attributable to a number of factors.  Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.  The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

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

We currently expect our input and other operating costs for fiscal 2011 as compared to fiscal 2010 to increase in the aggregate by approximately 1.5% of projected 2011 net sales.  This expectation is based in part on our having locked into pricing and supply for substantially all of our major commodities and packaging through 2011. During 2010, our sales price increases and our cost saving measures more than offset our cost increases. To the extent we are unable to avoid or offset the impact of 2011 and future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates:  We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada.  Any further weakening of the U.S. dollar against the Canadian dollar, could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar.

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

In our 2010 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies since January 1, 2011.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2011 and 2010 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010
Statement of Operations:
Net sales	100.0%	100.0%
Cost of goods sold	65.9%	66.4%
Gross profit	34.1%	33.6%

Selling, general and administrative expenses	10.8%	11.2%
Amortization expense	1.2%	1.3%
Operating income	22.1%	21.1%

Interest expense, net	6.2%	12.2%
Loss on extinguishment of debt	—	8.5%
Income before income tax expense	15.9%	0.4%

Income tax expense	5.8%	0.1%
Net income	10.1%	0.3%

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

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses.  Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, warehouse facility and distribution costs, information technology and communication costs, office rent, utilities, supplies, professional services and other general corporate expenses.

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the first quarter of 2011 and 2010 along with the components of EBITDA follows:

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010
	(in thousands)
Net income	$13,305	$326
Income tax expense	7,583	191
Interest expense, net	8,190	10,622
Depreciation and amortization	3,954	3,659
Loss on extinguishment of debt	—	15,224
EBITDA	33,032	30,022
Income tax expense	(7,583)	(191)
Interest expense, net	(8,190)	(10,622)
Deferred income taxes	8,396	107
Amortization of deferred financing costs and bond discount	500	515
Unrealized loss on interest rate swap	—	303
Realized gain on interest rate swap	(612)	—
Reclassification to net interest expense for interest rate swap	423	423
Share-based compensation expense	715	463
Excess tax benefits from share-based compensation	(1,117)	(330)
Changes in assets and liabilities	(13,898)	1,186
Net cash provided by operating activities	$11,666	$21,876

First quarter of 2011 compared to the first quarter of 2010

Net Sales.  Net sales increased $6.2 million or 5.0% to $131.4 million for the first quarter of 2011 from $125.2 million for the first quarter of 2010.  The increase was attributable to unit volume and sales price increases of $5.9 million and $0.3 million, respectively.

Net sales of our Don Pepino and Sclafani brands, which we acquired during the fourth quarter of 2010, contributed $3.6 million to the overall unit volume increase for the first quarter of 2011.  Net sales of our Ortega, Cream of Wheat and B&M products increased by $1.8 million, $0.9 million and $0.5 million or 5.7%, 4.7% and 12.9%, respectively.  These increases were offset by a reduction in net sales of Grandma’s and Joan of Arc products of $0.5 million and $0.4 million or 27.1% and 14.3%, respectively.  In the aggregate, net sales for all other brands increased $0.3 million or 0.6%.

Gross Profit.  Gross profit increased $2.9 million or 6.8% to $44.9 million for the first quarter of 2011 from $42.0 million for the first quarter of 2010.  Gross profit expressed as a percentage of net sales increased 0.5 percentage points to 34.1% in the first quarter of 2011 from 33.6% in the first quarter of 2010.  The increase in gross profit expressed as a percentage of net sales was primarily attributable to a sales mix shift to higher margin products and slightly reduced input costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.1 million or 0.7% to $14.2 million for the first quarter of 2011 from $14.1 million for the first quarter of 2010.  This increase is primarily due to an increase in compensation expense of $0.3 million and brokerage expenses of $0.2 million, offset by a decrease in consumer marketing and trade spending of $0.3 million and warehousing costs resulting from warehouse consolidations of $0.1 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 0.4 percentage points to 10.8% for the first quarter of 2011 from 11.2% for the first quarter of 2010.

Amortization Expense.  Amortization expense remained consistent at $1.6 million for the first quarter of 2011 as compared to the first quarter of 2010.

Operating Income.  As a result of the foregoing, operating income increased $2.7 million or 10.3% to $29.1 million for the first quarter of 2011 from $26.4 million for the first quarter of 2010.  Operating income expressed as a percentage of net sales increased to 22.1% in the first quarter of 2011 from 21.1% in the first quarter of 2010.

Net Interest Expense.  Net interest expense decreased $2.4 million or 22.9% to $8.2 million for the first quarter of 2011 from $10.6 million in the first quarter of 2010.  The decrease in net interest expense in the first quarter of 2011 was primarily attributable to a reduction in the effective interest rate on our $130.0 million of term loan borrowings from 7.0925% to 2.31% due to the termination of the interest rate swap.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  During the first quarter of 2011, we did not extinguish any debt.  Loss on extinguishment of debt for the first quarter of 2010 includes $15.2 million of costs relating to our repurchase and redemption of $69.5 million aggregate principal amount of 12% senior subordinated notes and $240.0 million aggregate principal amount of 8% senior notes, including $10.7 million for the payment of a repurchase premium and a non-cash charge of $4.5 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased.

Income Tax Expense.  Income tax expense increased $7.4 million to $7.6 million for the first quarter of 2011 from $0.2 million for the first quarter of 2010.  Our effective tax rate was 36.3% for the first quarter of 2011 and 36.9% for the first quarter of 2010.  The decrease in our effective tax rate is primarily attributable to a reduction in our blended state tax rate to 2.4% versus 2.9% in 2010, and incremental tax deductions for manufacturing credits.

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

Cash Flows.  Net cash provided by operating activities decreased $10.2 million to $11.7 million for the first quarter of 2011 from $21.9 million for the first quarter of 2010.  The decrease in net cash provided by operating activities in the first quarter of 2011 as compared to the first quarter of 2010 was primarily due to our payment in January 2011 of $12.4 million, including $1.0 million of accrued interest, to terminate our interest rate swap.

Net cash used in investing activities for the first quarter of 2011 decreased $0.7 million to $1.5 million from $2.2 million for the first quarter of 2010.  Net cash used in investing activities for the first quarter of 2011 and 2010 consisted entirely of capital spending.  Capital expenditures in the first quarter of 2011 and 2010 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash used in financing activities for the first quarter of 2011 was $9.2 million as compared to net cash provided by financing activities of $9.8 million for the first quarter of 2010.  Net cash used in financing activities for the first quarter of 2011 includes $8.1 million of dividend payments and $2.2 million of payments of tax withholding on behalf of employees for net share settlement of share-based compensation.  Net cash used in financing activities was reduced by $1.1 million of excess tax benefits from share-based compensation.  Net cash provided by financing activities for the first quarter of 2010 includes net proceeds of $347.4 million from the issuance of our 7.625% senior notes and a $0.3 million excess tax benefits from share-based compensation.  Net cash provided by financing activities were reduced by $320.3 million in payments for the repurchase and redemption of $69.5 million principal amount of our 12% senior subordinated notes and $240.0 million principal amount of our 8% senior notes, $8.2 million of deferred financing costs, $8.1 million of dividend payments and $1.5 million in payments of tax withholding on behalf of employees for net share settlement of share-based compensation.

Based on a number of factors, including our trademark, goodwill and other intangible assets amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2010 and 2009 as compared to our tax expense for financial reporting purposes.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2011 through 2025.  If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

Dividend Policy

Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business.  Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us.  From the date of our initial public offering in October 2004 through the dividend payment we made on October 30, 2008, the dividend rate for our common stock was $0.848 per share per annum.  Beginning with the dividend payment we made on January 30, 2009 through the dividend payment paid on January 31, 2011, the dividend rate was $0.68 per share per annum.  Beginning with the dividend previously declared and payable on May 2, 2011, our board of directors has increased the dividend rate to $0.84 per share per annum.

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

For the first quarter of 2011 and 2010, we had cash flows provided by operating activities of $11.7 million and $21.9 million, and distributed $8.1 million and $8.1 million, respectively, as dividends. At our current intended dividend rate of $0.84 per share per annum, we expect our aggregate dividend payments in fiscal 2011 to be $38.3 million.  If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Environmental and Health and Safety Costs

We have not made any material expenditures during the first quarter of 2011 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Debt

Senior Secured Credit Facility.  As amended, our $25.0 million revolving credit facility and our $130.0 million of term loan borrowings mature in February 2013.  The following discussion of the credit facility describes the credit facility as amended through the date of issuance of the accompanying unaudited consolidated interim financial statements.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of April 2, 2011, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

At April 2, 2011, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash and cash equivalents on hand and working capital requirements, we have no plans to do so for the foreseeable future.

In February 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings under the credit agreement through the life of the term loan borrowings.  On January 18, 2011, we terminated the interest rate swap agreement by making a payment of $12.4 million, including $1.0 million of accrued interest, to the counterparty.  In connection with the termination, we and the counterparty released each other from all obligations under the interest rate swap agreement, including, without limitation, the obligation to make periodic payments thereunder.  We did not pay any termination penalty in connection with the termination of the interest rate swap agreement.  As a result of the termination, our interest obligations for the term loan borrowings through maturity in 2013 will now be determined based upon a floating rate as described above.  As of April 2, 2011, the interest rate for the term loan was 2.31% based upon a three-month LIBOR contract that expires on June 2, 2011. The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the first quarter of 2011 includes a $0.6 million benefit relating to the realized gain on the interest rate swap and a reclassification of $0.4 million of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest expense in the first quarter of 2011 also includes a reduction in interest income primarily due to lower interest rates.  During the remainder of fiscal 2011, we expect to reclassify to net interest expense $1.3 million of the amount recorded in accumulated other comprehensive loss.

7.625% Senior Notes due 2018.  In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a public offering price of 99.271% of face value.  The original issue discount of $2.6 million is being amortized over the life of the notes as interest expense. Interest on the senior notes is payable on January 15 and July 15 of each year.  The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as described below.

Beginning January 15, 2014, we may redeem some or all of the senior notes at a redemption price of 103.813%, and thereafter at prices declining annually to 100% on or after January 15, 2017, plus accrued and unpaid interest to the date of redemption.  We may redeem up to 35% of the aggregate principal amount of the notes prior to January 15, 2013 with the net proceeds from certain equity offerings at a redemption price of 107.625% plus accrued and unpaid interest to the date of redemption.  We may also redeem some or all of the notes at any time prior to January 15, 2014 at a redemption price equal to a specified make-whole amount plus accrued and unpaid interest to the date of redemption.  In addition, if we undergo a change of control, we may be required to offer to repurchase the notes at the repurchase price of 101% plus accrued and unpaid interest to the date of redemption.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of April 2, 2011, we were in compliance with all of the covenants in the senior notes indenture.

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

Deferred Debt Financing Costs.  In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes.  During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement during the quarter of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes.  As of April 2, 2011 and January 1, 2011 we had net deferred debt financing costs of $8.3 million and $8.7 million, respectively.

Loss on Extinguishment of Debt.  In connection with the retirement of our remaining 8% senior notes and 12% senior subordinated notes, we incurred a loss on extinguishment of debt of approximately $15.2 million during the first quarter of 2010, including the repurchase premium and other expenses of $10.7 million and a write-off and expense of $4.5 million of deferred debt financing costs.

Stock and Debt Repurchase Program

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

We did not repurchase any shares of common stock or 7.625% senior notes during the first quarter of 2011 or 2010.

Future Capital Needs

We are highly leveraged.  On April 2, 2011, our total long-term debt of $477.8 million, net of our cash and cash equivalents of $99.6 million was $378.2 million.  Stockholders’ equity as of that date was $233.7 million.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash and cash equivalents on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our common stock.  We expect to make capital expenditures of up to approximately $11.0 million in the aggregate during fiscal 2011, $1.5 million of which have already been made during the first quarter.

Seasonality

Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons or other annual events.  In the aggregate, however, sales of our products are not heavily weighted to any particular quarter due to the offsetting nature of demands for our diversified product portfolio.  Sales during the fourth quarter are generally greater than those of the preceding three quarters.

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

We expect significant cost increases for raw materials, transportation and energy costs in the market place during the remainder of 2011.  However, we have already locked into pricing and supply for substantially all of our major commodities and packaging through 2011.  Therefore, we currently expect our input and other operating costs for fiscal 2011 as compared to fiscal 2010 to increase in the aggregate by only approximately 1.5% of projected 2011 net sales.  During 2010, our sales price increases and our cost saving measures more than offset our cost increases.  To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Recent Accounting Pronouncements

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2010 Annual Report on Form 10-K.

Off-balance Sheet Arrangements

As of April 2, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first quarter of 2011, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2010 Annual Report on Form 10-K, except that in January 2011, we terminated an interest rate swap agreement.  As a result of the termination, our interest obligations are determined at a floating rate.  See “Debt” above.  We expect our interest expense for the term loan borrowings to be reduced by approximately $6.2 million in each of fiscal 2011 and 2012 and by approximately $1.1 million in fiscal 2013, or a total of $13.5 million through the maturity of the term loan borrowings.

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

•                  the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and

•                  other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors” in our 2010 Annual Report on Form 10-K.

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The revolving credit facility was undrawn at April 2, 2011 and January 1, 2011, and we currently have no plans to draw upon the facility for the foreseeable future.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million at April 2, 2011.

We have outstanding $130.0 million of term loan borrowings at April 2, 2011 and January 1, 2011.  As of January 1, 2011, the term loan borrowings were effectively fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007.  See the discussion of the interest rate swap above under the heading “Liquidity and Capital Resources—Debt—Senior Secured Credit Facility” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.  We terminated the interest rate swap agreement in January 2011 and interest under our term loan borrowings is now determined at a variable rate as set forth above.  A 100 basis point increase in interest rates, applied to our term loan borrowings, would result in an annual increase in interest expense of $1.3 million and a corresponding reduction in cash-flow of approximately $0.8 million.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings and senior notes as of April 2, 2011 and January 1, 2011 are as follows (in thousands):

	April 2, 2011			January 1, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Senior Secured Term Loan due 2013	$130,000		$129,194	$130,000		$128,050
7.625% Senior Notes due 2018	347,828	(2)	378,000	347,748	(2)	362,250

(1)          Fair values are estimated based on quoted market prices.

(2)          The carrying values of the 7.625% senior notes are net of discount.  The face amount of the senior notes is $350.0 million.

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

Item 1A.  Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2010 Annual Report on Form 10-K.

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

Dated: April 26, 2011	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting
Officer and Authorized Officer)