Form 10-Q
period 2011-07-02
B&G Foods, Inc.
filed 2011-07-26
CIK 1278027

As filed with the Securities and Exchange Commission on July 26, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2011

or

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

As of July 26, 2011, the registrant had 47,918,033 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 2, 2011	January 1, 2011

Assets

Current assets:
Cash and cash equivalents	$101,531	$98,738
Trade accounts receivable, net	30,070	34,445
Inventories	89,905	74,563
Prepaid expenses	1,724	1,715
Income tax receivable	4,410	171
Deferred income taxes	1,514	5,439
Total current assets	229,154	215,071

Property, plant and equipment, net of accumulated depreciation of $85,571 and $80,862	60,198	60,812
Goodwill	253,744	253,744
Other intangibles, net	328,725	332,001
Other assets	9,409	10,095
Total assets	$881,230	$871,723

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$23,535	$15,531
Accrued expenses	25,733	25,584
Interest rate swap	—	12,012
Dividends payable	10,063	8,099
Total current liabilities	59,331	61,226

Long-term debt	477,908	477,748
Other liabilities	1,810	4,232
Deferred income taxes	104,534	97,932
Total liabilities	643,583	641,138
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 47,918,033 and 47,639,924 shares issued and outstanding as of July 2, 2011 and January 1, 2011	479	476
Additional paid-in capital	182,398	201,770
Accumulated other comprehensive loss	(6,475)	(7,002)
Retained earnings	61,245	35,341
Total stockholders’ equity	237,647	230,585
Total liabilities and stockholders’ equity	$881,230	$871,723

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	$129,453	$121,145	$260,858	$246,327
Cost of goods sold	87,284	81,747	173,822	164,901
Gross profit	42,169	39,398	87,036	81,426

Operating expenses:
Selling, general and administrative expenses	14,194	13,463	28,344	27,515
Amortization expense	1,637	1,612	3,276	3,225
Operating income	26,338	24,323	55,416	50,686

Other expenses:
Interest expense, net	8,341	10,898	16,531	21,520
Loss on extinguishment of debt	—	—	—	15,224
Income before income tax expense	17,997	13,425	38,885	13,942
Income tax expense	5,398	4,932	12,981	5,123
Net income	$12,599	$8,493	25,904	8,819

Weighted average shares outstanding:
Basic	47,906	47,625	47,944	47,526
Diluted	48,637	48,450	48,668	48,197

Earnings per share:
Basic	$0.26	$0.18	$0.54	$0.19
Diluted	$0.26	$0.18	$0.53	$0.18

Cash dividends declared per share	$0.21	$0.17	$0.38	$0.34

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010

Cash flows from operating activities:
Net income	$25,904	$8,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,926	7,357
Amortization of deferred debt financing costs and bond discount	1,000	1,015
Deferred income taxes	10,120	2,759
Loss on extinguishment of debt	—	15,224
Share-based compensation expense	1,872	1,470
Excess tax benefits from share-based compensation	(1,117)	(330)
Unrealized loss on interest rate swap	—	1,349
Realized gain on interest rate swap	(612)	—
Reclassification to net interest expense for interest rate swap	847	847
Changes in assets and liabilities:
Trade accounts receivable	4,375	6,964
Inventories	(15,342)	(7,976)
Prepaid expenses	(9)	771
Income tax receivable	(3,122)	320
Other assets	(114)	(16)
Trade accounts payable	8,004	3,318
Accrued expenses	149	3,361
Interest rate swap	(11,400)	—
Other liabilities	(2,300)	(1,757)
Net cash provided by operating activities	26,181	43,495

Cash flows from investing activities:
Capital expenditures	(4,009)	(4,595)
Net cash used in investing activities	(4,009)	(4,595)

Cash flows from financing activities:
Payments for repurchase of long-term debt	—	(320,259)
Proceeds from issuance of long-term debt	—	347,448
Dividends paid	(18,158)	(16,147)
Excess tax benefits from share-based compensation	1,117	330
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(2,236)	(1,460)
Payments of debt financing costs	—	(8,246)
Net cash (used in) provided by financing activities	(19,277)	1,666

Effect of exchange rate fluctuations on cash and cash equivalents	(102)	4
Net increase in cash and cash equivalents	2,793	40,570

Cash and cash equivalents at beginning of period	98,738	39,930
Cash and cash equivalents at end of period	$101,531	$80,500

Supplemental disclosures of cash flow information:
Cash interest payments	$15,851	$12,973
Cash income tax payments	$5,984	$2,081
Cash income tax refunds	$—	$(2)
Non-cash transactions:
Dividends declared and not yet paid	$10,063	$8,098

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended July 2, 2011 (second quarter and first two quarters of 2011) and July 3, 2010 (second quarter and first two quarters of 2010) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of July 2, 2011, the results of our operations for the second quarter and first two quarters of 2011 and 2010, and cash flows for the first two quarters of 2011 and 2010.  Our results of operations for the second quarter and first two quarters of 2011 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  Certain reclassifications have been made to the prior year amounts to conform to the current year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2010 included in our Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 1, 2011.

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

(3)          Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an accounting standards update relating to the presentation of comprehensive income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS, the FASB decided, to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in the update. The update require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The update does not require any transition disclosures.  We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)           Inventories

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

Inventories consist of the following, as of the dates indicated (in thousands):

	July 2, 2011	January 1, 2011
Raw materials and packaging	$32,711	$23,000
Work in process	49	274
Finished goods	57,145	51,289

Total	$89,905	$74,563

(5)           Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	July 2, 2011	January 1, 2011
Goodwill	$253,744	$253,744

Non-amortizable intangible assets:
Trademarks	$228,000	$228,000
Amortizable intangible assets:
Customer relationships	$129,000	$129,000
Other intangible assets	590	590
	129,590	129,590
Less: accumulated amortization	(28,865)	(25,589)
Amortizable intangible assets, net	100,725	104,001

Total other intangible assets, net	$328,725	$332,001

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 18 to 20 years.  Other intangible assets are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of two years.  Amortization expense associated with customer relationships and other intangible assets for each of the second quarter and first two quarters of 2011 was $1.6 million and $3.3 million, respectively, and is recorded in operating expenses.  Amortization expense associated with customer relationships and other intangible assets for each of the second quarter and first two quarters of 2010 was $1.6 million and $3.2 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $3.3 million of amortization expense associated with our customer relationships and other intangible assets during the remainder of fiscal 2011, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)           Long-term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	July 2, 2011	January 1, 2011
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000
7.625% Senior Notes due 2018, net of unamortized discount of $2,092 and $2,252	347,908	347,748
Total long-term debt	$477,908	$477,748

As of July 2, 2011, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2011	$—
2012	—
2013	130,000
2014	—
2015	—
Thereafter	350,000
Total	$480,000

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of July 2, 2011, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same or similar line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)           Long-term Debt (Continued)

At July 2, 2011, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

In February 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings under the credit agreement through the life of the term loan borrowings.  On January 18, 2011, we terminated the interest rate swap agreement by making a payment of $12.4 million, including $1.0 million of accrued interest, to the counterparty.  In connection with the termination, we and the counterparty released each other from all obligations under the interest rate swap agreement, including, without limitation, the obligation to make periodic payments thereunder.  We did not pay any termination penalty in connection with the termination of the interest rate swap agreement.  As a result of the termination, our interest obligations for the term loan borrowings through maturity in 2013 are now determined based upon a floating rate as described above.  As of July 2, 2011, the interest rate for the term loan was 2.26% based upon a three-month LIBOR contract that expires on September 2, 2011. The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the first two quarters of 2011 includes a benefit of $0.6 million, relating to the realized gain on the interest rate swap and in the second quarter and first two quarters of 2011 a reclassification of $0.4 million and $0.8 million, respectively, of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest expense in the second quarter and first two quarters of 2011 also includes a reduction in interest income primarily due to lower interest rates.  During the remainder of fiscal 2011, we expect to reclassify to net interest expense $0.9 million of the amount recorded in accumulated other comprehensive loss.

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

(6)           Long-term Debt (Continued)

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of July 2, 2011, we were in compliance with all of the covenants in the senior notes indenture.

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

Deferred Debt Financing Costs.  In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes.  During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement during the quarter of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes.  As of July 2, 2011 and January 1, 2011 we had net deferred debt financing costs of $7.8 million and $8.7 million, respectively.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)           Long-term Debt (Continued)

Accrued Interest.  At July 2, 2011 and January 1, 2011 accrued interest of $12.6 million and $13.2 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

The carrying values and fair values of our term loan borrowings and senior notes as of July 2, 2011 and January 1, 2011 are as follows (in thousands):

	July 2, 2011			January 1, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Senior Secured Term Loan due 2013	$130,000		$130,488	$130,000		$128,050
7.625% Senior Notes due 2018	347,908	(2)	372,750	347,748	(2)	362,250

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

See notes 6 and 7 for additional information regarding the interest rate swap.  We do not currently have any derivatives designated as hedging instruments.

The following table presents the impact of derivative instruments and their location within our consolidated statement of operations (in thousands):

	Amount of Loss Recognized in Income on Derivatives								Location of Loss
Derivatives not designated	Thirteen Weeks Ended				Twenty-six Weeks Ended				Recognized in Income
as hedging instruments	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010		on Derivatives

Interest rate swap	$424	*	$1,470	*	$235	*	$2,196	*	Interest expense, net

*      The amount included in net interest expense for the second quarter and first two quarters of 2011 consists of $0 and $612 realized gain on the interest rate swap, and $424 and $847 (pre-tax) reclassified to net interest expense from accumulated other comprehensive loss, respectively.  The amount included in net interest expense for the second quarter and first two quarters of 2010 consists of $1,046 and $1,349 unrealized loss on the interest rate swap, and $424 and $847 (pre-tax) reclassified to net interest expense from accumulated other comprehensive loss, respectively.

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

The components of comprehensive income are as follows (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)           Comprehensive Income (Continued)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net income	$12,599	$8,493	$25,904	$8,819
Other comprehensive income:
Foreign currency translation adjustments	11	12	(75)	(1)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	21	48	72	124
Reclassification to net interest expense for interest rate swap, net of tax	265	263	530	526
Comprehensive income	$12,896	$8,816	$26,431	$9,468

(10)         Stock and Debt Repurchase Program

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

We did not repurchase any shares of common stock or 7.625% senior notes during the first two quarters of 2011 or 2010.

(11)         Pension Benefits

Net periodic pension costs for the second quarter and first two quarters of 2011 and 2010 include the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost—benefits earned during the period	$456	$352	$893	$793
Interest cost on projected benefit obligation	488	444	975	931
Expected return on plan assets	(627)	(522)	(1,253)	(1,009)
Amortization of unrecognized prior service cost	11	11	22	22
Amortization of loss	70	67	140	178
Net periodic pension cost	$398	$352	$777	$915

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)         Pension Benefits (Continued)

During the second quarter and first two quarters of 2011, we made $1.5 million and $3.1 million, respectively, of defined benefit pension plan contributions.  We do not plan to make additional contributions during the remainder of fiscal 2011.

(12)         Commitments and Contingencies

Operating Leases.  As of July 2, 2011, future minimum lease payments under non-cancelable operating leases in effect at quarter-end were as follows (in thousands):

Fiscal year ending:	Third Parties
2011	$2,818
2012	5,389
2013	4,359
2014	3,282
2015	621
Thereafter	2,737
Total	$19,206

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first two quarters of 2011 or 2010 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  Approximately 351 of our 742 employees, or 47.3%, as of July 2, 2011, were covered by collective bargaining agreements.  None of our collective bargaining agreements is scheduled to expire within one year.

Severance and Change of Control Agreements.  We have employment agreements with each of our six executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined) or as a result of the employees’ death or disability, or termination by us or a deemed termination upon a change of control (as defined).  Severance benefits include payments for salary continuation, continuation of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)         Commitments and Contingencies (Continued)

health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

(13)         Earnings per Share

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Weighted average shares outstanding:
Basic	47,906,495	47,624,818	47,944,256	47,526,439
Net effect of potentially dilutive share-based compensation awards	730,344	824,796	723,375	670,827
Diluted	48,636,839	48,449,614	48,667,631	48,197,266

(14)         Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our top ten customers accounted for approximately 50.7% and 53.6% of consolidated net sales for the first two quarters of 2011 and 2010, respectively.  Our top ten customers accounted for approximately 53.7% and 53.2% of our receivables as of July 2, 2011 and January 1, 2011, respectively.  Other than Wal-Mart, which accounted for 16.5% and 16.1% of our consolidated net sales for the first two quarters of 2011 and 2010, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2011 or 2010.  Other than Wal-Mart, which accounted for 16.0% and 15.0% of our consolidated receivables as of July 2, 2011 and January 1, 2011, respectively, no single customer accounted for more than 10.0% of our consolidated receivables.

During the first two quarters of 2011 and 2010, our sales to foreign countries represented less than 1.0% of net sales.  Our foreign sales are primarily to customers in Canada.

(15)         Share-Based Payments

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

The following table summarizes amounts related to share-based payments (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)         Share-Based Payments (Continued)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Consolidated Statements of Operations Location	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Compensation expense included in cost of goods sold	$200	$152	$374	$237
Compensation expense included in selling, general and administrative expenses	957	855	1,498	1,233
Total compensation expense for share-based payments	$1,157	$1,007	$1,872	$1,470

As of July 2, 2011, there was $4.5 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 30 months.

The following table details the activity in our non-vested performance share long-term incentive awards for the first two quarters of 2011:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2011	2,041,440	(1)	$4.46
Granted	347,688	(1)	$11.78
Vested	(403,431)		$6.85
Forfeited	—		—
At July 2, 2011	1,985,697	(1)	$5.25

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

The following table details the number of shares of common stock issued by our company during the first two quarters of 2011 and 2010 upon the vesting of performance share long-term incentive awards:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Number of performance shares vested	—	—	403,431	399,842
Shares withheld to fund statutory minimum tax withholding	—	—	152,126	148,474
Number of shares of common stock issued	—	—	251,305	251,368
Excess tax benefit recorded to additional paid in capital	$—	$—	$1,117	$330

(16)         Income Taxes

During the second quarter of 2011, changes in state tax laws impacting apportionment rates resulted in a decrease in our blended state tax rate, resulting in a deferred tax benefit of $1.1 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended July 2, 2011 (second quarter and first two quarters of 2011) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2011 (fiscal 2010) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2011 (which we refer to as our 2010 Annual Report on Form 10-K).

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

We currently expect our input and other operating costs for fiscal 2011 as compared to fiscal 2010 to increase in the aggregate by approximately 1.5% of projected 2011 net sales.  This expectation is based in part on having locked into pricing and supply for substantially all of our major commodities and packaging through 2011.  During 2010, our sales price increases and our cost saving measures more than offset our cost increases. To the extent we are unable to avoid or offset the impact of 2011 and future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2011 and 2010 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.4%	67.5%	66.6%	66.9%
Gross profit	32.6%	32.5%	33.4%	33.1%

Selling, general and administrative expenses	11.0%	11.1%	10.9%	11.2%
Amortization expense	1.3%	1.3%	1.3%	1.3%
Operating income	20.3%	20.1%	21.2%	20.6%

Interest expense, net	6.4%	9.0%	6.3%	8.7%
Loss on extinguishment of debt	—	—	—	6.2%
Income before income tax expense	13.9%	11.1%	14.9%	5.7%

Income tax expense	4.2%	4.1%	5.0%	2.1%
Net income	9.7%	7.0%	9.9%	3.6%

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of 2011 and 2010 along with the components of EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net income	$12,599	$8,493	$25,904	$8,819
Income tax expense	5,398	4,932	12,981	5,123
Interest expense, net	8,341	10,898	16,531	21,520
Depreciation and amortization	3,972	3,698	7,926	7,357
Loss on extinguishment of debt	—	—	—	15,224
EBITDA	30,310	28,021	63,342	58,043
Income tax expense	(5,398)	(4,932)	(12,981)	(5,123)
Interest expense, net	(8,341)	(10,898)	(16,531)	(21,520)
Deferred income taxes	1,724	2,652	10,120	2,759
Amortization of deferred financing costs and bond discount	500	500	1,000	1,015
Unrealized loss on interest rate swap	—	1,046	—	1,349
Realized gain on interest rate swap	—	—	(612)	—
Reclassification to net interest expense for interest rate swap	424	424	847	847
Share-based compensation expense	1,157	1,007	1,872	1,470
Excess tax benefits from share-based compensation	—	—	(1,117)	(330)
Changes in assets and liabilities	(5,861)	3,799	(19,759)	4,985
Net cash provided by operating activities	$14,515	$21,619	$26,181	$43,495

Second quarter of 2011 compared to the second quarter of 2010.

Net Sales.  Net sales increased $8.3 million or 6.9% to $129.4 million for the second quarter of 2011 from $121.1 million for the second quarter of 2010.  The increase was attributable to an increase in unit volume of $11.3 million offset by a net decrease in pricing of $1.7 million and an increase in coupon expenses of $1.3 million.

Net sales of our Don Pepino and Sclafani brands, which we acquired during the fourth quarter of 2010, contributed $3.5 million to the overall unit volume increase for the first quarter of 2011.  Net sales of our Maple Grove Farms of Vermont, Las Palmas, Ortega, Cream of Wheat and Underwood products increased by $1.8 million, $1.5 million, $1.3 million, $1.0 million and $0.5 million or 10.9%, 22.4%, 4.2%, 8.4% and 9.2%, respectively.  These increases were offset by a reduction in net sales of Emeril’s and B&G products of $0.4 million each or 9.5% and 3.6%, respectively.  In the aggregate, net sales for all other brands decreased $0.5 million or 1.4%.

Gross Profit.  Gross profit increased $2.8 million or 7.0% to $42.2 million for the second quarter of 2011 from $39.4 million for the second quarter of 2010.  Gross profit expressed as a percentage of net sales increased 0.1 percentage points to 32.6% in the second quarter of 2011 from 32.5% in the second quarter of 2010.  The increase in gross profit expressed as a percentage of net sales was primarily attributable to a sales mix shift to higher margin products.  This mix shift offset the net decrease in pricing and slightly higher input costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.7 million or 5.4% to $14.2 million for the second quarter of 2011 from $13.5 million for the second quarter of 2010.  This increase is primarily due to an increase in consumer marketing and trade spending of $0.4 million and brokerage expenses of $0.2 million.  All other expenses increased $0.1 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 0.1 percentage points to 11.0% for the second quarter of 2011 from 11.1% for the first quarter of 2010.

Amortization Expense.  Amortization expense remained consistent at $1.6 million for the second quarter of 2011 as compared to the second quarter of 2010.

Operating Income.  As a result of the foregoing, operating income increased $2.0 million or 8.3% to $26.3 million for the second quarter of 2011 from $24.3 million for the second quarter of 2010.  Operating income expressed as a percentage of net sales increased to 20.3% in the second quarter of 2011 from 20.1% in the second quarter of 2010.

Net Interest Expense.  Net interest expense decreased $2.6 million or 23.5% to $8.3 million for the second quarter of 2011 from $10.9 million in the second quarter of 2010.  The decrease in net interest expense in the second quarter of 2011 was primarily attributable to the termination of the interest rate swap, reducing the effective interest rate on our $130.0 million of term loan borrowings from 7.09% to 2.26% and eliminating the unfavorable fair market value adjustment relating to the interest rate swap.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $0.5 million to $5.4 million for the second quarter of 2011 from $4.9 million for the second quarter of 2010.  Our effective tax rate was 30.0% for the second quarter of 2011 and 36.7% for the second quarter of 2010.  The decrease in our effective tax rate is primarily attributable to a change in state tax laws in the second quarter of 2011 that impacted apportionment rates.  The change resulted in a decrease in our blended state tax rate and generated a $1.1 million non-cash tax benefit recorded in the second quarter relating to a reduction in our deferred tax liability.

First two quarters of 2011 compared to first two quarters of 2010.

Net Sales.  Net sales increased $14.5 million or 5.9% to $260.8 million for the first two quarters of 2011 from $246.3 million for the first two quarters of 2010.  The increase was attributable to an increase in unit volume of $17.2 million, partially offset by a net decrease in pricing of $1.5 million and an increase in coupon and slotting expenses of $1.2 million.

Net sales of our Don Pepino and Sclafani brands, which we acquired during the fourth quarter of 2010, contributed $7.1 million to the overall unit volume increase for the first two quarters of 2011.  Net sales of our lines of Ortega, Maple Grove Farms of Vermont, Cream of Wheat, Las Palmas  and Underwood products increased in the amounts of $3.1 million, $2.1 million, $1.8 million, $1.5 million and $0.5 million or 5.0%, 6.2%, 6.1%, 10.2% and 5.1%, respectively.  These increases were offset by a reduction in net sales of our Grandma’s and B&G products of $0.6 million and $0.5 million or 13.5% and 2.7%.  In the aggregate, net sales for all other brands decreased $0.5 million, or 0.1%.

Gross Profit.  Gross profit increased $5.6 million or 6.9% to $87.0 million for the first two quarters of 2011 from $81.4 million for the first two quarters of 2010.  Gross profit expressed as a percentage of net sales increased 0.3 percentage points to 33.4% in the first two quarters of 2011 from 33.1% in the first two quarters of 2010.  This increase in gross profit expressed as a percentage of net sales was primarily attributable to a sales mix shift to higher margin products and slightly reduced input costs offset by a reduction in sales prices and increased coupon and slotting expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.8 million or 3.0% to $28.3 million for the first two quarters of 2011 from $27.5 million for the first two quarters of 2010.  The increase is primarily due to an increase in brokerage expense of $0.4 million, compensation expense of $0.2 million and all other expenses of $0.2 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased to 10.9% for the first two quarters of 2011 from 11.2% for the first two quarters of 2010.

Amortization Expense.  Amortization expense increased $0.1 million to $3.3 million for the first two quarters of 2011 from $3.2 million for the first two quarters of 2010.

Operating Income.  As a result of the foregoing, operating income increased $4.7 million or 9.3% to $55.4 million for the first two quarters of 2011 from $50.7 million for the first two quarters of 2010.  Operating income expressed as a percentage of net sales increased to 21.2% in the first two quarters of 2011 from 20.6% in the first two quarters of 2010.

Net Interest Expense.  Net interest expense decreased $5.0 million or 23.2% to $16.5 million for the first two quarters of 2011 from $21.5 million in the first two quarters of 2010.  The decrease in net interest expense in the first two quarters of 2011 was primarily attributable to the termination of the interest rate swap, reducing the effective interest rate on our $130.0 million of term loan borrowings from 7.09% to 2.30% and eliminating the unfavorable fair market value adjustment relating to the interest rate swap.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  During the first two quarters of 2011, we did not extinguish any debt.  Loss on extinguishment of debt for the first two quarters of 2010 includes $15.2 million of costs relating to our repurchase and redemption of $69.5 million aggregate principal amount of senior subordinated notes and $240.0 million aggregate principal amount of senior notes, including $10.7 million for the payment of a repurchase premium and a non-cash charge of $4.5 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased.

Income Tax Expense.  Income tax expense increased $7.9 million to $13.0 million for the first two quarters of 2011 from $5.1 million for the first two quarters of 2010.  Our effective tax rate was 33.4% for the first two quarters of 2011 and 36.7% for the first two quarters of 2010.  The decrease in our effective tax rate is primarily attributable to a change in state tax laws in the second quarter of 2011 that impacted apportionment rates.  The change resulted in a decrease in our blended state tax rate and generated a $1.1 million non-cash tax benefit recorded in the second quarter relating to a reduction in our deferred tax liability.

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

Cash Flows.  Net cash provided by operating activities decreased $17.3 million to $26.2 million for the first two quarters of 2011 from $43.5 million for the first two quarters of 2010.  The decrease in net cash provided by operating activities in the first two quarters of 2011 as compared to the first two quarters of 2010 was primarily due to our payment in January 2011 of $12.4 million, including $1.0 million of accrued interest, to terminate our interest rate swap and an increase in inventory due primarily to the timing of maple syrup purchases.

Net cash used in investing activities for the first two quarters of 2011 decreased $0.6 million to $4.0 million from $4.6 million for the first two quarters of 2010.  Net cash used in investing activities for the first two quarters of 2011 and 2010 consisted entirely of capital spending.  Capital expenditures in the first two quarters of 2011 and 2010 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash used in financing activities for the first two quarters of 2011 was $19.3 million as compared to net cash provided by financing activities of $1.7 million for the first two quarters of 2010.  Net cash used in financing activities for the first two quarters of 2011 includes $18.2 million of dividend payments and $2.2 million of payments of tax withholding on behalf of employees for net share settlement of share-based compensation.  Net cash used in financing activities was reduced by $1.1 million of excess tax benefits from share-based compensation.  Net cash provided by financing activities for the first two quarters of 2010 includes net proceeds of $347.4 million from the issuance of our 7.625% senior notes and a $0.3 million excess tax benefits from share-based compensation.  Net cash provided by financing activities were reduced by $320.3 million in payments for the repurchase and redemption of $69.5 million principal amount of our 12% senior subordinated notes and $240.0 million principal amount of our 8% senior notes, $16.1 million of dividend payments, $8.2 million of deferred financing costs and $1.5 million in payments of tax withholding on behalf of employees for net share settlement of share-based compensation.

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

Dividend Policy

Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business.  Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us.  From the date of our initial public offering in October 2004 through the dividend payment we made on October 30, 2008, the dividend rate for our common stock was $0.848 per share per annum.  Beginning with the dividend payment we made on January 30, 2009 through the dividend payment paid on January 31, 2011, the dividend rate was $0.68 per share per annum.  Beginning with the dividend payment we made on May 2, 2011, our board of directors increased the dividend rate to $0.84 per share per annum.

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

For the first two quarters of 2011 and 2010, we had cash flows provided by operating activities of $26.2 million and $43.5 million, and distributed $18.2 million and $16.1 million, respectively, as dividends. At our current intended dividend rate of $0.84 per share per annum, we expect our aggregate dividend payments in fiscal 2011 to be $38.3 million.  If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Environmental and Health and Safety Costs

We have not made any material expenditures during the first two quarters of 2011 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of July 2, 2011, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

At July 2, 2011, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash and cash equivalents on hand and working capital requirements, we have no plans to do so for the foreseeable future.

In February 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings under the credit agreement through the life of the term loan borrowings.  On January 18, 2011, we terminated the interest rate swap agreement by making a payment of $12.4 million, including $1.0 million of accrued interest, to the counterparty.  In connection with the termination, we and the counterparty released each other from all obligations under the interest rate swap agreement, including, without limitation, the obligation to make periodic payments thereunder.  We did not pay any termination penalty in connection with the termination of the interest rate swap agreement.  As a result of the termination, our interest obligations for the term loan borrowings through maturity in 2013 are now determined based upon a floating rate as described above.  As of July 2, 2011, the interest rate for the term loan was 2.26% based upon a three-month LIBOR contract that expires on September 2, 2011. The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the first two quarters of 2011 includes a benefit of $0.6 million relating to the realized gain on the interest rate swap and in the second quarter and first two quarters a reclassification of $0.4 million and $0.8 million, respectively, of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest expense in the second quarter and first two quarters of 2011 also includes a reduction in interest income primarily due to lower interest rates.  During the remainder of fiscal 2011, we expect to reclassify to net interest expense $0.9 million of the amount recorded in accumulated other comprehensive loss.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of July 2, 2011, we were in compliance with all of the covenants in the senior notes indenture.

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

Deferred Debt Financing Costs.  In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes.  During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement during the quarter of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes.  As of July 2, 2011 and January 1, 2011 we had net deferred debt financing costs of $7.8 million and $8.7 million, respectively.

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

We did not repurchase any shares of common stock or 7.625% senior notes during the first two quarters of 2011 or 2010.

Future Capital Needs

We are highly leveraged.  On July 2, 2011, our total long-term debt of $477.9 million, net of our cash and cash equivalents of $101.5 million was $376.4 million.  Stockholders’ equity as of that date was $237.6 million.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash and cash equivalents on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our common stock.  We expect to make capital expenditures of up to approximately $11.0 million in the aggregate during fiscal 2011, $4.0 million of which have already been made during the first two quarters.

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

We expect significant cost increases for raw materials, transportation and energy costs in the market place during the remainder of 2011.  However, we have already locked into pricing and supply for substantially all of our major commodities and packaging through 2011.  Therefore, excluding increased costs resulting from additional sales volume, we currently expect our input and other operating costs for fiscal 2011 as compared to fiscal 2010 to increase in the aggregate by only approximately 1.5% of projected 2011 net sales.  During 2010, our sales price increases and our cost saving measures more than offset our cost increases.  To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between accounting principles generally accepted in the United States (GAAP) and International

Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an accounting standards update relating to the presentation of comprehensive income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS, the FASB decided, to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in the update. The update require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The update does not require any transition disclosures.  We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

Off-balance Sheet Arrangements

As of July 2, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2011, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2010 Annual Report on Form 10-K, except that in January 2011, we terminated an interest rate swap agreement.  As a result of the termination, our interest obligations for our term loan borrowings are determined at a floating rate.  See “Debt” above.  We expect our interest expense for the term loan borrowings to be reduced by approximately $6.2 million in each of fiscal 2011 and 2012 and by approximately $1.1 million in fiscal 2013, or a total of $13.5 million through the maturity of the term loan borrowings.  However, any increase in LIBOR during that time period will reduce the expected interest expense reduction.

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The revolving credit facility was undrawn at July 2, 2011 and January 1, 2011, and we currently have no plans to draw upon the facility for the foreseeable future.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million at July 2, 2011.

We have outstanding $130.0 million of term loan borrowings at July 2, 2011 and January 1, 2011.  As of January 1, 2011, the term loan borrowings were effectively fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007.  See the discussion of the interest rate swap above under the heading “Liquidity and Capital Resources—Debt—Senior Secured Credit Facility” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.  We terminated the interest rate swap agreement in January 2011 and interest under our term loan borrowings is now determined at a variable rate as set forth above.  A 100 basis point increase in interest rates, applied to our term loan borrowings, would result in an annual increase in interest expense of $1.3 million and a corresponding reduction in cash-flow of approximately $0.8 million.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings and senior notes as of July 2, 2011 and January 1, 2011 are as follows (in thousands):

	July 2, 2011			January 1, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Senior Secured Term Loan due 2013	$130,000		$130,488	$130,000		$128,050
7.625% Senior Notes due 2018	347,908	(2)	372,750	347,748	(2)	362,250

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

PART II
OTHER INFORMATION

Item 1.                     Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 12 of Notes to Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

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
101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 2011	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)