Form 10-Q
period 2011-10-01
B&G Foods, Inc.
filed 2011-10-25
CIK 1278027

As filed with the Securities and Exchange Commission on October 25, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2011

or

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

As of October 25, 2011, the registrant had 47,700,132 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 1, 2011	January 1, 2011

Assets
Current assets:
Cash and cash equivalents	$98,107	$98,738
Trade accounts receivable, net	33,282	34,445
Inventories	94,277	74,563
Prepaid expenses	2,129	1,715
Income tax receivable	3,136	171
Deferred income taxes	1,589	5,439
Total current assets	232,520	215,071

Property, plant and equipment, net of accumulated depreciation of $87,322 and $80,862	60,610	60,812
Goodwill	253,744	253,744
Other intangibles, net	327,088	332,001
Other assets	8,960	10,095
Total assets	$882,922	$871,723

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$28,072	$15,531
Accrued expenses	20,180	25,584
Interest rate swap	—	12,012
Dividends payable	10,017	8,099
Total current liabilities	58,269	61,226

Long-term debt	477,988	477,748
Other liabilities	2,083	4,232
Deferred income taxes	107,351	97,932
Total liabilities	645,691	641,138
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 47,700,132 and 47,639,924 shares issued and outstanding as of October 1, 2011 and January 1, 2011	477	476
Additional paid-in capital	169,556	201,770
Accumulated other comprehensive loss	(6,131)	(7,002)
Retained earnings	73,329	35,341
Total stockholders’ equity	237,231	230,585
Total liabilities and stockholders’ equity	$882,922	$871,723

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$133,010	$125,144	$393,868	$371,471
Cost of goods sold	91,560	85,960	265,382	250,861
Gross profit	41,450	39,184	128,486	120,610

Operating expenses:
Selling, general and administrative expenses	12,725	12,435	41,069	39,950
Amortization expense	1,637	1,613	4,913	4,838
Operating income	27,088	25,136	82,504	75,822

Other expenses:
Interest expense, net	8,323	10,335	24,854	31,855
Loss on extinguishment of debt	—	—	—	15,224
Income before income tax expense	18,765	14,801	57,650	28,743
Income tax expense	6,681	5,519	19,662	10,642
Net income	$12,084	$9,282	$37,988	$18,101

Weighted average shares outstanding:
Basic	47,822	47,636	47,903	47,563
Diluted	48,479	48,601	48,574	48,349

Earnings per share:
Basic	$0.25	$0.19	$0.79	$0.38
Diluted	$0.25	$0.19	$0.78	$0.37

Cash dividends declared per share	$0.21	$0.17	$0.63	$0.51

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010

Cash flows from operating activities:
Net income	$37,988	$18,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,964	11,118
Amortization of deferred debt financing costs and bond discount	1,500	1,515
Deferred income taxes	12,647	5,584
Loss on extinguishment of debt	—	15,224
Share-based compensation expense	2,697	2,413
Excess tax benefits from share-based compensation	(1,117)	(330)
Unrealized loss on interest rate swap	—	1,820
Realized gain on interest rate swap	(612)	—
Reclassification to net interest expense for interest rate swap	1,270	1,270
Changes in assets and liabilities:
Trade accounts receivable	1,163	2,646
Inventories	(19,714)	(3,221)
Prepaid expenses	(414)	642
Income tax receivable	(1,848)	1,188
Other assets	(63)	(16)
Trade accounts payable	12,541	4,039
Accrued expenses	(5,404)	533
Interest rate swap	(11,400)	—
Other liabilities	(1,905)	(1,385)
Net cash provided by operating activities	39,293	61,141

Cash flows from investing activities:
Capital expenditures	(6,881)	(7,082)
Net cash used in investing activities	(6,881)	(7,082)

Cash flows from financing activities:
Payments for repurchase of long-term debt	—	(320,259)
Proceeds from issuance of long-term debt	—	347,448
Payments for repurchase of common stock	(3,652)	—
Dividends paid	(28,221)	(24,245)
Excess tax benefits from share-based compensation	1,117	330
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(2,236)	(1,460)
Payments of debt financing costs	—	(8,246)
Net cash used in financing activities	(32,992)	(6,432)

Effect of exchange rate fluctuations on cash and cash equivalents	(51)	(32)
Net (decrease) increase in cash and cash equivalents	(631)	47,595

Cash and cash equivalents at beginning of period	98,738	39,930
Cash and cash equivalents at end of period	$98,107	$87,525

Supplemental disclosures of cash flow information:
Cash interest payments	$29,988	$27,945
Cash income tax payments	$8,865	$3,909
Cash income tax refunds	$(2)	$(2)
Non-cash transactions:
Dividends declared and not yet paid	$10,017	$8,098

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended October 1, 2011 (third quarter and first three quarters of 2011) and October 2, 2010 (third quarter and first three quarters of 2010) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of October 1, 2011, the results of our operations for the third quarter and first three quarters of 2011 and 2010, and cash flows for the first three quarters of 2011 and 2010.  Our results of operations for the third quarter and first three quarters of 2011 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  Certain reclassifications have been made to the prior year amounts to conform to the current year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2010 included in our Annual Report on Form 10-K for fiscal 2010 filed with the SEC on March 1, 2011.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                             Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment and deferred tax assets; and the accounting for share-based compensation expense.  Actual results could differ significantly from these estimates and assumptions.

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

(3)                             Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, the determination of the principle market and the requirement for additional fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an accounting standards update relating to the presentation of comprehensive income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS, the FASB decided, to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in the update. The update require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The update impacts presentation and disclosure only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or liquidity.

In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance are effective for annual periods beginning with fiscal years ending after December 15, 2011, with

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)                                 Recently Issued Accounting Standards (Continued)

early adoption permitted.  This amendment impacts disclosure only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or liquidity.

In September 2011, FASB amended its guidance regarding goodwill impairment.  This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  The amended provisions are effective for reporting periods beginning on or after December 15, 2011.  However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  This amendment impacts testing steps only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or liquidity.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	October 1, 2011	January 1, 2011
Raw materials and packaging	$28,758	$23,000
Work in process	397	274
Finished goods	65,122	51,289

Total	$94,277	$74,563

(5)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	October 1, 2011	January 1, 2011
Goodwill	$253,744	$253,744

Non-amortizable intangible assets:
Trademarks	$228,000	$228,000
Amortizable intangible assets:
Customer relationships	$129,000	$129,000
Other intangible assets	590	590
	129,590	129,590
Less: accumulated amortization	(30,502)	(25,589)
Amortizable intangible assets, net	99,088	104,001

Total other intangible assets, net	$327,088	$332,001

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Goodwill and Other Intangible Assets (Continued)

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 18 to 20 years.  Other intangible assets are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of two years.  Amortization expense associated with customer relationships and other intangible assets for each of the third quarter and first three quarters of 2011 was $1.6 million and $4.9 million, respectively, and is recorded in operating expenses.  Amortization expense associated with customer relationships and other intangible assets for each of the third quarter and first three quarters of 2010 was $1.6 million and $4.8 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $1.7 million of amortization expense associated with our customer relationships and other intangible assets during the remainder of fiscal 2011, and thereafter $6.5 million per year for each of the next four succeeding fiscal years.

(6)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	October 1, 2011	January 1, 2011
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	130,000	130,000
7.625% Senior Notes due 2018, net of unamortized discount of $2,012 and $2,252	347,988	347,748
Total long-term debt	$477,988	$477,748

As of October 1, 2011, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2011	$—
2012	—
2013	130,000
2014	—
2015	—
Thereafter	350,000
Total	$480,000

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Long-term Debt (Continued)

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of October 1, 2011, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same or similar line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

At October 1, 2011, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash on hand and working capital requirements, we have no plans to do so for the foreseeable future.

In February 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings under the credit agreement through the life of the term loan borrowings.  On January 18, 2011, we terminated the interest rate swap agreement by making a payment of $12.4 million, including $1.0 million of accrued interest, to the counterparty.  In connection with the termination, we and the counterparty released each other from all obligations under the interest rate swap agreement, including, without limitation, the obligation to make periodic payments thereunder.  We did not pay any termination penalty in connection with the termination of the interest rate swap agreement.  As a result of the termination, our interest obligations for the term loan borrowings through maturity in 2013 are now determined based upon a floating rate as described above.  As of October 1, 2011, the interest rate for the term loan was 2.33% based upon a three-month LIBOR contract that expires on December 2, 2011. The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the first three quarters of 2011 includes a benefit of $0.6 million, relating to the realized gain on the interest rate swap, and a charge for the third quarter and first three quarters of 2011 of $0.4 million and $1.3 million, respectively, resulting from the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest expense in the third quarter and first three quarters of 2011 also includes a reduction in interest income primarily due to lower interest rates.  During the remainder of fiscal 2011, we expect to reclassify to net interest expense $0.4 million of the amount recorded in accumulated other comprehensive loss.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of October 1, 2011, we were in compliance with all of the covenants in the senior notes indenture.

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

Deferred Debt Financing Costs.  In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes.  During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement during the quarter of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes.  As of October 1, 2011 and January 1, 2011 we had net deferred debt financing costs of $7.4 million and $8.7 million, respectively.

In connection with the retirement of our remaining 8% senior notes and 12% senior subordinated notes, we incurred a loss on extinguishment of debt of approximately $15.2 million during the first quarter of 2010, including the repurchase premium and other expenses of $10.7 million and a write-off and expense of $4.5 million of deferred debt financing costs.

Accrued Interest.  At October 1, 2011 and January 1, 2011 accrued interest of $5.9 million and $13.2 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

(7)                                 Fair Value Measurements (Continued)

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

The carrying values and fair values of our term loan borrowings and senior notes as of October 1, 2011 and January 1, 2011 are as follows (in thousands):

	October 1, 2011			January 1, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Senior Secured Term Loan due 2013	$130,000		$128,050	$130,000		$128,050
7.625% Senior Notes due 2018	347,988	(2)	360,500	347,748	(2)	362,250

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

The following table presents the impact of derivative instruments and their location within our consolidated statement of operations (in thousands):

	Amount of Loss Recognized in Income on Derivatives
	Thirteen Weeks Ended				Thirty-nine Weeks Ended				Location of Loss
Derivatives not designated as hedging instruments	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010		Recognized in Income on Derivatives

Interest rate swap	$423	*	$894	*	$658	*	$3,090	*	Interest expense, net

*      The amount included in net interest expense for the third quarter and first three quarters of 2011 consists of $0 and $612 realized gain on the interest rate swap, and $423 and $1,270 (pre-tax) charge resulting from the reclassification to net interest expense of amounts recorded in accumulated other comprehensive loss, respectively.  The amount included in net interest expense for the third quarter and

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)           Disclosures about Derivative Instruments and Hedging Activities (Continued)

first three quarters of 2010 consists of $471 and $1,820 unrealized loss on the interest rate swap, and $423 and $1,270 (pre-tax) charge resulting from the reclassification to net interest expense of amounts recorded in accumulated other comprehensive loss, respectively.

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

The components of comprehensive income are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net income	$12,084	$9,282	$37,988	$18,101
Other comprehensive income:
Foreign currency translation adjustments	(8)	(6)	(83)	(7)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	87	49	159	173
Reclassification to net interest expense for interest rate swap, net of tax	265	263	795	789
Comprehensive income	$12,428	$9,588	$38,859	$19,056

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

During the third quarter of 2011 we repurchased and retired 217,901 shares of common stock at an average cost per share (excluding fees and commissions) of $16.73, or $3.6 million in the aggregate.  As of October 1, 2011, we had $21.4 million available for any future repurchases common stock and/or senior notes under the stock and debt repurchase plan.  We did not repurchase any shares of common stock during the first two quarters of 2011 or the first three quarters of 2010.  We did not repurchase any 7.625% senior notes during the first three quarters of 2011 or 2010.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)         Pension Benefits

Net periodic pension costs for the third quarter and first three quarters of 2011 and 2010 include the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Service cost—benefits earned during the period	$525	$352	$1,418	$1,145
Interest cost on projected benefit obligation	538	443	1,513	1,374
Expected return on plan assets	(688)	(521)	(1,941)	(1,530)
Amortization of unrecognized prior service cost	11	11	33	33
Amortization of loss	133	67	273	245
Net periodic pension cost	$519	$352	$1,296	$1,267

During the first three quarters of 2011, we made $3.1 million of defined benefit pension plan contributions.  We do not plan to make additional contributions during the remainder of fiscal 2011.

(12)         Commitments and Contingencies

Operating Leases.  As of October 1, 2011, future minimum lease payments under non-cancelable operating leases in effect at quarter-end were as follows (in thousands):

Fiscal year ending:	Third Parties
2011	$1,402
2012	5,429
2013	4,359
2014	3,282
2015	622
Thereafter	2,737
Total	$17,831

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first three quarters of 2011 or 2010 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)         Commitments and Contingencies (Continued)

to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  Approximately 345 of our 757 employees, or 45.6%, as of October 1, 2011, were covered by collective bargaining agreements.  Our collective bargaining agreement with the Bakery, Confectionary, Tobacco Workers and Grain Millers International Union (Local No. 334) that covers certain employees at our Portland, Maine manufacturing facility is scheduled to expire on April 28, 2012.  We expect to begin negotiations for a new collective bargaining agreement during the fourth quarter of 2011 or the first quarter of 2012.  While we believe that our relations with our union employees are good, we cannot assure you that we will be able to negotiate the Portland, Maine collective bargaining agreement on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages.  At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.  None of our other our collective bargaining agreements is scheduled to expire within one year.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Weighted average shares outstanding:
Basic	47,821,907	47,635,640	47,903,475	47,562,840
Net effect of potentially dilutive share-based compensation awards	657,441	965,584	670,130	785,664
Diluted	48,479,348	48,601,224	48,573,605	48,348,504

(14)         Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our top ten customers

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)         Business and Credit Concentrations and Geographic Information (Continued)

accounted for approximately 50.8% and 50.1% of consolidated net sales for the first three quarters of 2011 and 2010, respectively.  Our top ten customers accounted for approximately 50.5% and 53.2% of our receivables as of October 1, 2011 and January 1, 2011, respectively.  Other than Wal-Mart, which accounted for 17.1% and 16.1% of our consolidated net sales for the first three quarters of 2011 and 2010, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2011 or 2010.  Other than Wal-Mart, which accounted for 15.6% and 15.0% of our consolidated receivables as of October 1, 2011 and January 1, 2011, respectively, no single customer accounted for more than 10.0% of our consolidated receivables.

During the first three quarters of 2011 and 2010, our sales to foreign countries represented less than 1.0% of net sales.  Our foreign sales are primarily to customers in Canada.

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

The following table summarizes amounts related to share-based payments (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Consolidated Statements of Operations Location	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Compensation expense included in cost of goods sold	$198	$210	$572	$447
Compensation expense included in selling, general and administrative expenses	627	733	2,125	1,966
Total compensation expense for share-based payments	$825	$943	$2,697	$2,413

As of October 1, 2011, there was $3.6 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 27 months.

The following table details the activity in our non-vested performance share long-term incentive awards for the first three quarters of 2011:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2011	2,041,440	(1)	$4.46
Granted	347,688	(1)	$11.78
Vested	(403,431)		$6.85
Forfeited	—		—
At October 1, 2011	1,985,697	(1)	$5.25

(1)   Solely for purposes of this table, the number of performance shares is based on the participants earning their maximum number of performance shares (i.e., 300% of the target number of performance shares).

(2)   The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)                          Shared-Based Payments (Continued)

dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the number of shares of common stock issued by our company during the first three quarters of 2011 and 2010 upon the vesting of performance share long-term incentive awards:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Number of performance shares vested	—	—	403,431	399,842
Shares withheld to fund statutory minimum tax withholding	—	—	152,126	148,474
Number of shares of common stock issued	—	—	251,305	251,368
Excess tax benefit recorded to additional paid in capital	$—	$—	$1,117	$330

(16)         Income Taxes

During the second quarter of 2011, changes in state tax laws impacting apportionment rates resulted in a decrease in our blended state tax rate, resulting in a deferred tax benefit of $1.1 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended October 1, 2011 (third quarter and first three quarters of 2011) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2011 (fiscal 2010) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2011 (which we refer to as our 2010 Annual Report on Form 10-K).

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

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; purchase accounting allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; and the accounting for share-based compensation expense.  Actual results could differ significantly from these estimates and assumptions.

In our 2010 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies since January 1, 2011.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2011 and 2010 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.8%	68.7%	67.4%	67.5%
Gross profit	31.2%	31.3%	32.6%	32.5%

Selling, general and administrative expenses	9.6%	9.9%	10.5%	10.8%
Amortization expense	1.2%	1.3%	1.2%	1.3%
Operating income	20.4%	20.1%	20.9%	20.4%

Interest expense, net	6.3%	8.3%	6.3%	8.6%
Loss on extinguishment of debt	—	—	—	4.0%
Income before income tax expense	14.1%	11.8%	14.6%	7.8%

Income tax expense	5.0%	4.4%	5.0%	2.9%
Net income	9.1%	7.4%	9.6%	4.9%

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

Amortization Expense. Amortization expense includes the amortization expense associated with customer relationships and other intangibles.

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of 2011 and 2010 along with the components of EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net income	$12,084	$9,282	$37,988	$18,101
Income tax expense	6,681	5,519	19,662	10,642
Interest expense, net	8,323	10,335	24,854	31,855
Depreciation and amortization	4,038	3,761	11,964	11,118
Loss on extinguishment of debt	—	—	—	15,224
EBITDA	31,126	28,897	94,468	86,940
Income tax expense	(6,681)	(5,519)	(19,662)	(10,642)
Interest expense, net	(8,323)	(10,335)	(24,854)	(31,855)
Deferred income taxes	2,527	2,825	12,647	5,584
Amortization of deferred financing costs and bond discount	500	500	1,500	1,515
Unrealized loss on interest rate swap	—	471	—	1,820
Realized gain on interest rate swap	—	—	(612)	—
Reclassification to net interest expense for interest rate swap	423	423	1,270	1,270
Share-based compensation expense	825	943	2,697	2,413
Excess tax benefits from share-based compensation	—	—	(1,117)	(330)
Changes in assets and liabilities	(7,285)	(559)	(27,044)	4,426
Net cash provided by operating activities	$13,112	$17,646	$39,293	$61,141

Third quarter of 2011 compared to the third quarter of 2010.

Net Sales.  Net sales increased $7.9 million or 6.3% to $133.0 million for the third quarter of 2011 from $125.1 million for the third quarter of 2010.  The increase was attributable to an increase in unit volume and pricing of $6.9 million and $0.1 million and a decrease in coupon and slotting expenses of $0.9 million.

Net sales of our Don Pepino and Sclafani brands, which we acquired during the fourth quarter of 2010, contributed $3.4 million to the overall unit volume increase for the third quarter of 2011.  Net sales of our Ortega, Maple Grove Farms of Vermont, Cream of Wheat and Las Palmas products increased by $2.3 million, $2.3 million, $0.6 million and $0.6 million or 7.0%, 13.8%, 4.2% and 9.0%, respectively.  These increases were offset by a reduction in net sales of B&G, Regina, Trappey’s and Emeril’s products of $0.4 million, $0.4 million, $0.3 million and $0.3 million or 5.5%, 13.8%, 8.7% and 7.1%, respectively.  In the aggregate, net sales for all other brands increased $0.1 million or 0.2%.

Gross Profit.  Gross profit increased $2.3 million or 5.8% to $41.5 million for the third quarter of 2011 from $39.2 million for the third quarter of 2010.  Gross profit expressed as a percentage of net sales decreased 0.1 percentage points to 31.2% in the third quarter of 2011 from 31.3% in the third quarter of 2010.  The decrease in gross profit expressed as a percentage of net sales was primarily attributable to an increase in commodity and distribution costs partially offset by a shift to higher margin products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.3 million or 2.3% to $12.7 million for the third quarter of 2011 from $12.4 million for the third quarter of 2010.  This increase is primarily due to an increase in consumer marketing of $0.3 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 0.3 percentage points to 9.6% for the third quarter of 2011 from 9.9% for the third quarter of 2010.

Amortization Expense.  Amortization expense remained consistent at $1.6 million for the third quarter of 2011 as compared to the third quarter of 2010.

Operating Income.  As a result of the foregoing, operating income increased $2.0 million or 7.8% to $27.1 million for the third quarter of 2011 from $25.1 million for the third quarter of 2010.  Operating income expressed as a percentage of net sales increased to 20.4% in the third quarter of 2011 from 20.1% in the third quarter of 2010.

Net Interest Expense.  Net interest expense decreased $2.0 million or 19.5% to $8.3 million for the third quarter of 2011 from $10.3 million in the third quarter of 2010.  The decrease in net interest expense in the third quarter of 2011 was primarily attributable to the termination of the interest rate swap, reducing the effective interest rate on our $130.0 million of term loan borrowings from 7.09% to 2.33% and eliminating the unfavorable fair market value adjustment relating to the interest rate swap.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $1.2 million to $6.7 million for the third quarter of 2011 from $5.5 million for the third quarter of 2010.  Our effective tax rate was 35.6% for the third quarter of 2011 and 37.3% for the third quarter of 2010.  The decrease in our effective tax rate is primarily attributable to a change in state tax laws that impacted apportionment rates.  The change resulted in a decrease in our blended state tax rate.

First three quarters of 2011 compared to first three quarters of 2010.

Net Sales.  Net sales increased $22.4 million or 6.0% to $393.9 million for the first three quarters of 2011 from $371.5 million for the first three quarters of 2010.  The increase was attributable to an increase in unit volume of $24.0 million, offset by a decrease in pricing of $1.4 million and an increase in coupon expenses of $0.2 million.

Net sales of our Don Pepino and Sclafani brands, which we acquired during the fourth quarter of 2010, contributed $10.6 million to the overall unit volume increase for the first three quarters of 2011.  Net sales of our lines of Ortega, Maple Grove Farms of Vermont, Cream of Wheat, Las Palmas and Underwood products increased in the amounts of $5.3 million, $4.3 million, $2.4 million, $2.2 million and $0.6 million or 5.7%, 8.7%, 5.5%, 9.8% and 3.7%, respectively.  These increases were offset by a reduction in net sales of our B&G, Emeril’s, Grandma’s, Regina and Joan of Arc products of $0.9 million, $0.6 million, $0.5 million, $0.5 million and $0.4 million or 3.5%, 4.7%, 7.4%, 6.3% and 5.2%.  In the aggregate, net sales for all other brands decreased $0.1 million, or 0.1%.

Gross Profit.  Gross profit increased $7.9 million or 6.5% to $128.5 million for the first three quarters of 2011 from $120.6 million for the first three quarters of 2010.  Gross profit expressed as a percentage of net sales increased 0.1 percentage points to 32.6% in the first three quarters of 2011 from 32.5% in the first three quarters of 2010.  This increase in gross profit expressed as a percentage of net sales was primarily attributable to a sales mix shift to higher margin products partially offset by higher input and distribution costs and a reduction in sales prices.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.1 million or 2.8% to $41.1 million for the first three quarters of 2011 from $40.0 million for the first three quarters of 2010.  The increase is primarily due to an increase in compensation expense of $0.5 million, brokerage expense of $0.4 million and all other expenses of $0.2 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased to 10.5% for the first three quarters of 2011 from 10.8% for the first three quarters of 2010.

Amortization Expense.  Amortization expense increased $0.1 million to $4.9 million for the first three quarters of 2011 from $4.8 million for the first three quarters of 2010.

Operating Income.  As a result of the foregoing, operating income increased $6.7 million or 8.8% to $82.5 million for the first three quarters of 2011 from $75.8 million for the first three quarters of 2010.

Operating income expressed as a percentage of net sales increased to 20.9% in the first three quarters of 2011 from 20.4% in the first three quarters of 2010.

Net Interest Expense.  Net interest expense decreased $7.0 million or 22.0% to $24.9 million for the first three quarters of 2011 from $31.9 million in the first three quarters of 2010.  The decrease in net interest expense in the first three quarters of 2011 was primarily attributable to the termination of the interest rate swap, reducing the effective interest rate on our $130.0 million of term loan borrowings from 7.09% to 2.33% and eliminating the unfavorable fair market value adjustment relating to the interest rate swap.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  During the first three quarters of 2011, we did not extinguish any debt.  Loss on extinguishment of debt for the first three quarters of 2010 includes $15.2 million of costs relating to our repurchase and redemption of $69.5 million aggregate principal amount of senior subordinated notes and $240.0 million aggregate principal amount of senior notes, including $10.7 million for the payment of a repurchase premium and a non-cash charge of $4.5 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased.

Income Tax Expense.  Income tax expense increased $9.0 million to $19.7 million for the first three quarters of 2011 from $10.7 million for the first three quarters of 2010.  Our effective tax rate was 34.1% for the first three quarters of 2011 and 37.0% for the first three quarters of 2010.  The decrease in our effective tax rate is primarily attributable to a change in state tax laws that impacted apportionment rates.  The change resulted in a decrease in our blended state tax rate and generated a $1.1 million non-cash tax benefit relating to a reduction in our deferred tax liability.

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

Cash Flows.  Net cash provided by operating activities decreased $21.8 million to $39.3 million for the first three quarters of 2011 from $61.1 million for the first three quarters of 2010.  The decrease in net cash provided by operating activities in the first three quarters of 2011 as compared to the first three quarters of 2010 was primarily due to our payment in January 2011 of $12.4 million, including $1.0 million of accrued interest, to terminate our interest rate swap and an increase in inventory due primarily to an increase in finished goods and the timing of maple syrup purchases.

Net cash used in investing activities for the first three quarters of 2011 decreased $0.2 million to $6.9 million from $7.1 million for the first three quarters of 2010.  Net cash used in investing activities for the first three quarters of 2011 and 2010 consisted entirely of capital spending.  Capital expenditures in the first three quarters of 2011 and 2010 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash used in financing activities for the first three quarters of 2011 increased $26.6 million to $33.0 from $6.4 million for the first three quarters of 2010.  Net cash used in financing activities for the first three quarters of 2011 includes $28.2 million of dividend payments, $3.7 million for the repurchase of common stock and $2.2 million of payments of tax withholding on behalf of employees for net share settlement of share-based compensation.  Net cash used in financing activities was reduced by $1.1 million of excess tax benefits from share-based compensation.  Net cash used in financing activities for the first three quarters of 2010 included $320.3 million in payments for the repurchase and redemption of $69.5 million principal amount of our 12% senior subordinated notes and $240.0 million principal amount of our 8% senior notes, $24.2 million of dividend payments, $8.2 million of deferred financing costs and $1.5 million in payments of tax withholding on behalf of employees for net share settlement of share-based compensation.  Net cash used in financing activities for the first three quarters of 2010 were reduced by net proceeds of $347.4 million from the issuance of our 7.625% senior notes and a $0.3 million excess tax benefit from share-based compensation.

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

Dividend Policy

Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business.  Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us.  From the date of our initial public offering in October 2004 through the dividend payment we made on October 30, 2008, the dividend rate for our common stock was $0.848 per share per annum.  Beginning with the dividend payment we made on January 30, 2009 through the dividend payment paid on January 31, 2011, the dividend rate was $0.68 per share per annum.  Beginning with the dividend payment we made on May 2, 2011, our board of directors increased the dividend rate to $0.84 per share per annum. Beginning with the dividend payment payable on January 30, 2012, our board of directors increased the dividend rate to $0.92 per share per annum.

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

For the first three quarters of 2011 and 2010, we had cash flows provided by operating activities of $39.3 million and $61.1 million, and distributed $28.2 million and $24.2 million, respectively, as dividends. We expect our aggregate dividend payments in fiscal 2011 to be $38.2 million. At our current intended dividend rate of $0.92 per share per annum, we expect our aggregate dividend payments in fiscal 2012 to be $44.4 million. If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture and the terms of our credit facility, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Environmental and Health and Safety Costs

We have not made any material expenditures during the first three quarters of 2011 in order to comply with environmental laws or regulations.  Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

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

Our obligations under the credit facility are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit facility provides for mandatory prepayment upon certain asset dispositions and issuances of securities, as defined.  The credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends and create certain liens.  The credit facility also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a minimum interest coverage ratio and a maximum senior and total leverage ratio, each ratio as defined.  As of October 1, 2011, we were in compliance with all of the covenants in the credit facility.  Proceeds of the revolving credit facility are restricted to funding our working capital requirements, capital expenditures and acquisitions of companies in the same line of business as our company, subject to specified criteria.  The maximum letter of credit capacity under the revolving credit facility is $10.0 million, with a fronting fee of 3.0% per annum for all outstanding letters of credit.

At October 1, 2011, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million.  We have not drawn upon the revolving credit facility since its inception in October 2004 and, based upon our cash and cash equivalents on hand and working capital requirements, we have no plans to do so for the foreseeable future.

In February 2007, we entered into a six year interest rate swap agreement in order to effectively fix at 7.0925% the interest rate payable for $130.0 million of term loan borrowings under the credit agreement through the life of the term loan borrowings.  On January 18, 2011, we terminated the interest rate swap agreement by making a payment of $12.4 million, including $1.0 million of accrued interest, to the counterparty.  In connection with the termination, we and the counterparty released each other from all obligations under the interest rate swap agreement, including, without limitation, the obligation to make periodic payments thereunder.  We did not pay any termination penalty in connection with the termination of the interest rate swap agreement.  As a result of the termination, our interest obligations for the term loan borrowings through maturity in 2013 are now determined based upon a floating rate as described above.  As of October 1, 2011, the interest rate for the term loan was 2.33% based upon a three-month LIBOR contract that expires on December 2, 2011. The amount recorded in accumulated other comprehensive loss will be reclassified to net interest expense over the remaining life of the term loan borrowings as we make interest payments.  Net interest expense in the first three quarters of 2011 includes a benefit of $0.6 million, relating to the realized gain on the interest rate swap, and a charge for the third quarter and first three quarters of 2011 of $0.4 million and $1.3 million, respectively, resulting from the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap.  Net interest expense in the third quarter and first three quarters of 2011 also includes a reduction in interest income primarily due to lower interest rates.  During the remainder of fiscal 2011, we expect to reclassify to net interest expense $0.4 million of the amount recorded in accumulated other comprehensive loss.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of October 1, 2011, we were in compliance with all of the covenants in the senior notes indenture.

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

Deferred Debt Financing Costs.  In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes.  During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement during the quarter of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes.  As of October 1, 2011 and January 1, 2011 we had net deferred debt financing costs of $7.4 million and $8.7 million, respectively.

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

During the third quarter of 2011 we repurchased and retired 217,901 shares of common stock at an average cost per share (excluding fees and commissions) of $16.73, or $3.6 million in the aggregate.  As of October 1, 2011, we had $21.4 million available for any future repurchases common stock and/or senior notes under the stock and debt repurchase plan.  We did not repurchase any shares of common stock during the first two quarters of 2011 or the first three quarters of 2010.  We did not repurchase any 7.625% senior notes during the first three quarters of 2011 or 2010.

Future Capital Needs

We are highly leveraged.  On October 1, 2011, our total long-term debt of $478.0 million, net of our cash and cash equivalents of $98.1 million was $379.9 million.  Stockholders’ equity as of that date was $237.2 million.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash and cash equivalents on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated dividends on our common stock.  We expect to make capital expenditures of up to approximately $11.0 million in the aggregate during fiscal 2011, $6.9 million of which have already been made during the first three quarters.

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

Inflation

During the past several years, we have been faced with increasing prices in certain commodities and packaging materials.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  Through sales price increases and cost saving efforts we have been more than able to offset the impact of recent commodity and transportation cost increases.

We expect significant cost increases for raw materials, transportation and energy costs in the market place during the remainder of 2011.  However, we have already locked into pricing and supply for substantially all of our major commodities and packaging through 2011 and, with the exception of maple syrup, the first nine months of 2012.  Therefore, excluding increased costs resulting from additional sales volume, we currently expect our input and other operating costs for fiscal 2011 as compared to fiscal 2010 to increase in the aggregate by only approximately 1.5% of projected 2011 net sales.  During 2010, our sales price increases and our cost saving measures more than offset our cost increases.  To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, the determination of the principle market and the requirement for additional fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an accounting standards update relating to the presentation of comprehensive income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS, the FASB decided, to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in the update. The update require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The update impacts presentation and disclosure only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or liquidity.

In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance are effective for annual periods beginning with fiscal years ending after December 15, 2011, with early adoption permitted.  This amendment impacts disclosure only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or liquidity.

In September 2011, FASB amended its guidance regarding goodwill impairment.  This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  The amended provisions are effective for reporting periods beginning on or after December 15, 2011.  However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  This amendment impacts testing steps only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or liquidity.

Off-balance Sheet Arrangements

As of October 1, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first three quarters of 2011, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2010 Annual Report on Form 10-K, except that in January 2011, we terminated an interest rate swap agreement.  As a result of the termination, our interest obligations for our term loan borrowings are determined at a floating rate.  See “Debt” above.  We expect our interest expense for the term loan borrowings to be reduced by approximately $6.2 million in each of fiscal 2011 and 2012 and by approximately $1.1 million in fiscal 2013, or a total of $13.5 million through the maturity of the term loan borrowings.  However, any increase in LIBOR during that time period will reduce the expected interest expense reduction.

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

Interest under our $25.0 million revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the revolving credit facility, including the base lending rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%.  Interest under our term loan facility is determined based on alternative rates that we may choose in accordance with the credit facility, including the base lending rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.  The revolving credit facility was undrawn at October 1, 2011 and January 1, 2011, and we currently have no plans to draw upon the facility for the foreseeable future.  The available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $24.5 million at October 1, 2011.

We have outstanding $130.0 million of term loan borrowings at October 1, 2011 and January 1, 2011.  As of January 1, 2011, the term loan borrowings were effectively fixed at 7.0925% based upon a six year interest rate swap agreement that we entered into on February 26, 2007.  See the discussion of the interest rate swap above under the heading “Liquidity and Capital Resources—Debt—Senior Secured Credit Facility” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.  We terminated the interest rate swap agreement in January 2011 and interest under our term loan borrowings is now determined at a variable rate as set forth above.  A 100 basis point increase in interest rates, applied to our term loan borrowings, would result in an annual increase in interest expense of $1.3 million and a corresponding reduction in cash-flow of approximately $0.8 million.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our term loan borrowings and senior notes as of October 1, 2011 and January 1, 2011 are as follows (in thousands):

	October 1, 2011			January 1, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Senior Secured Term Loan due 2013	$130,000		$128,050	$130,000		$128,050
7.625% Senior Notes due 2018	347,988	(2)	360,500	347,748	(2)	362,250

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
101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2011	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)