Form 10-K
period 2011-12-31
B&G Foods, Inc.
filed 2012-02-28
CIK 1278027

As filed with the Securities and Exchange Commission on February 28, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 001-32316

B&G FOODS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3918742 (I.R.S. Employer Identification No.)
Four Gatehall Drive, Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)

Registrant's telephone number, including area code: (973) 401-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are affiliates of the registrant) as of July 1, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $972,894,470 (based on the $20.69 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

         As of February 28, 2012, the registrant had 48,369,789 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Selected designated portions of the registrant's definitive proxy statement to be filed on or before April 30, 2012 in connection with the registrant's 2012 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.    Business.

Overview

        The terms "B&G Foods," "our," "we" and "us," as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended December 29, 2007, January 3, 2009, January 2, 2010, January 1, 2011 and December 31, 2011 as "fiscal 2007," "fiscal 2008," "fiscal 2009," "fiscal 2010" and "fiscal 2011," respectively.

        B&G Foods manufactures, sells and distributes a diverse portfolio of branded, high quality, shelf-stable food and household products, many of which have leading regional or national market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with institutional and food service sales and limited private label sales.

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
November 2011
Acquisition of the Mrs. Dash, Baker's Joy, Sugar Twin, Static Guard, Molly McButter and Kleen Guard brands from Conopco, Inc. dba Unilever United States, Inc, referred to as the "Culver Specialty Brands acquisition" in the remainder of this document.

Products and Markets

        The following is a brief description of some of our brands and product lines:

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

        The Cream of Wheat brand was introduced in 1893 and is among the leading brands and one of the most trusted and widely recognized brands of hot cereals sold in the United States. Cream of Wheat is available in Original 10-minute, 2 1/2 minute and one-minute versions, and also in instant packets of Original and other flavors, including Cinnamon Swirl and Maple Brown Sugar. A whole grain version of Original 2 1/2 minute Cream of Wheat was introduced by B&G Foods in 2008. In 2009, we introduced a "Healthy Grain" version of instant Cream of Wheat, which provides consumers with an excellent source of fiber and a good source of protein. During 2010, pursuant to a licensing agreement, we introduced Cream of Wheat Cinnabon® and during 2011, we introduced Cream of Wheat Chocolate flavored instant hot cereal. We also offer Cream of Rice, a rice-based hot cereal.

        The Mrs. Dash brand, which was introduced in 1983 as the original brand in salt-free seasonings, is available in more than a dozen blends. In 2005, the leading brand in salt-free seasonings introduced 6 salt-free marinades. Mrs. Dash's brand essence, "Salt-Free, Flavor-Full," resonates with consumers and underscores the brand's commitment to provide healthy products that fulfill consumers' expectations for taste.

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

        The Emeril's brand was introduced in 2000 under a licensing agreement with celebrity chef Emeril Lagasse. We offer a line of pasta sauces, seasonings, cooking stocks, mustards, salsas, pepper sauces, dip mixes and cooking sprays under the Emeril's brand name.

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

        The Static Guard brand, the number one brand name in static elimination sprays, created the anti-static spray category when it was launched in 1978 to fulfill a previously unmet consumer need. The brand's ability to consistently deliver on its promise to "instantly eliminate static cling" has resulted in a loyal consumer following.

        The Sugar Twin brand was developed in 1968 and is a calorie free sugar substitute.

        The Regina brand, which has been in existence since 1949, includes vinegars and cooking wines. Regina products are most commonly used in the preparation of salad dressings as well as in a variety of recipe applications, including sauces, marinades and soups.

        The Baker's Joy brand was introduced in 1982 and is the original brand of no-stick baking spray with flour. Baker's Joy's product proposition has been to "generate a perfect release from the pan every time," making baking easier, faster and more successful for everyday bakers.

        The Wright's brand was introduced in 1895 and is an all-natural seasoning that reproduces the flavor and aroma of pit smoking in meats, chicken and fish. Wright's is offered in three flavors: Hickory, Mesquite and Applewood.

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

        The Molly McButter brand created the butter sprinkles category in 1987. Molly McButter is an all natural sprinkle, available in butter and cheese flavors.

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

Sales, Marketing and Distribution.

        Overview.    We sell, market and distribute our products through a multiple-channel sales, marketing and distribution system to all major U.S. food channels, including sales and shipments to supermarkets, mass merchants, warehouse clubs, wholesalers, food service distributors and direct accounts, specialty food distributors, military commissaries and non-food outlets such as drug store chains and dollar stores. Certain of our brands, including Cream of Wheat, Underwood, Mrs. Dash and Sugar Twin, are also distributed to similar food channels in Canada. We sell, market and distribute our two household brands through the same sales, marketing and distribution system to many of the same customers to whom we sell our food products as well as other household product retailers and distributors.

        We believe our established infrastructure in these channels allows us to distribute our products and any additional products from acquisitions cost-effectively. We sell our products primarily through broker sales networks to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors. The broker sales network handles the sale of our products at the customer level.

        Sales.    Our sales organization is aligned by distribution channels and consists of regional sales managers, key account managers and sales persons. Regional sales managers sell our products nationwide through national and regional brokers, with separate organizations focusing on food service, grocery chain accounts and special markets. Our sales managers coordinate our broker sales efforts, make key account calls with buyers or distributors and supervise broker retail coverage of the products at the store level.

        Our sales strategy is centered on individual brands. We allocate promotional spending for each of our brands and our regional sales managers coordinate promotions with customers. Additionally, our marketing department works in conjunction with the sales department to coordinate special account activities and marketing support, such as couponing, public relations and media advertising.

        We have a national sales force that is capable of supporting our current brands and quickly integrating and supporting any newly acquired brands.

        Marketing.    Our marketing organization is aligned by brand and is responsible for the strategic planning for each of our brands. We focus on deploying promotional dollars where we believe the spending will have the greatest impact on sales. Marketing and trade spending support, on a national basis, typically consists of advertising trade promotions, coupons and cross-promotions with supporting products. Radio, internet, social media and limited television advertising supplement this activity.

        Distribution.    We distribute our products through a multiple-channel system that covers every class of customer nationwide. We believe our distribution system has sufficient capacity to accommodate incremental product volume in a cost-effective manner. See Item 2, "Properties" for a listing of our distribution centers and warehouses.

Customers

        Our top ten customers accounted for approximately 51.0% of our net sales and 53.2% of our end of the year receivables for fiscal 2011. Other than Wal-Mart, which accounted for 17.5% of our fiscal 2011 net sales, no single customer accounted for 10.0% or more of our fiscal 2011 net sales. Other than Wal-Mart, which accounted for 14.4% of our receivables as of the end of fiscal 2011, no single customer accounted for more than 10.0% of our receivables as of the end of fiscal 2011. During each of the last three fiscal years our net sales to foreign countries represented less than 1.0% of our total net sales. As a result of the Culver Specialty Brands acquisition, we expect our net sales to foreign countries to increase to approximately 3.0% of our total net sales in fiscal 2012. Our foreign sales, including the incremental sales related to the Culver Specialty Brands acquisition, are primarily to customers in Canada.

Seasonality

        Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons or other annual events. In the aggregate, however, sales of our products are not heavily weighted to any particular quarter due to the offsetting nature of demands for our diversified product portfolio. However, sales during the fourth quarter are generally greater than those of the preceding three quarters.

        We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers, tomatoes and other related specialty items during the months of July through October, and we generally purchase substantially all of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

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

        Our products compete not only against other brands in their respective product categories, but also against products in similar or related product categories. For example, our shelf-stable pickles compete not only with other brands of shelf-stable pickles, but also with pickle products found in the refrigerated sections of grocery stores, and all our brands compete against private label products to varying degrees.

Raw Materials

        We purchase raw materials, including agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers located in U.S. and foreign locations. Our principal raw materials include maple syrup, wheat, fruits, beans, tomatoes, peppers, meat, sugar, concentrates, molasses, spices and corn sweeteners. We purchase our agricultural raw materials in bulk or pursuant to short-term supply contracts. We purchase most of our agricultural products between April 1 and October 31. We also use packaging materials, particularly glass jars, cans and plastic containers. The profitability of our business relies in substantial part on the prices we and our co-packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, currency exchange rates, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions, the effect of insects, plant diseases and fungi, and glass, metal and plastic prices.

        Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.

        The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices. During the past three years, our cost saving measures and sales price increases have offset increases to our raw material, ingredient and packaging costs. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Production

        Manufacturing.    We operate six manufacturing facilities for our products. See Item 2, "Properties" for a listing of our manufacturing facilities.

        Co-Packing Arrangements.    In addition to our own manufacturing facilities, we source a significant portion of our products under "co-packing" agreements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Mrs. Dash, Joan of Arc, Static Guard, Sugar Twin, Regina and Baker's Joy brand products and certain B&G, Cream of Wheat, Emeril's, Las Palmas and Ortega brand products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products, although we may experience short-term disturbances in our operations if we are required to change our co-packing arrangements unexpectedly.

Trademarks and Licensing Agreements

        We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Baker's Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Don Pepino, Grandma's, Joan of Arc, Kleen Guard, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, Ortega, Polaner, Regina, Sa-són, Sclafani, Static Guard, Sugar Twin, Trappey's, Underwood, Vermont Maid and Wright's.

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

        The license agreement has been extended through May 2012 and is subject to extension and renewal at our option for additional one-year periods if we meet specified annual net sales results. We expect that we will meet the specified annual net sales results required in order to renew the agreement through May 2013. Under the license agreement, we are, among other things, obligated to introduce and market new products in each year of the license agreement and to pay the licensor royalties based on annual net sales of our Emeril's brand products. The license agreement may be terminated by the licensor if we are in breach or default of any of our material obligations thereunder. We have also agreed to indemnify the licensor with respect to claims under the license agreement, including claims relating to any alleged unauthorized use of any mark, personality or recipe by us in connection with the products in the Emeril's line of products.

        In February 2008, Martha Stewart Living Omnimedia, Inc. (MSLO) announced that it was acquiring certain assets related to the business of Emeril Lagasse. In connection with the closing of that transaction and with our consent, EFLP assigned its rights under the license agreement to a subsidiary of MSLO.

        From time to time we also enter into licensing agreements to co-brand our products. For example, we sell Cream of Wheat Cinnabon® pursuant to a licensing agreement with Cinnabon, Inc.

Employees and Labor Relations

        As of December 31, 2011, our workforce consisted of 739 employees. Of that total, 578 employees were engaged in manufacturing, 43 were engaged in marketing and sales, 93 were engaged in warehouse and distribution and 25 were engaged in administration. Approximately 46% of our employees, located at three facilities, are covered by collective bargaining agreements. These agreements, which vary in term depending on the location, expire on April 28, 2012 (Portland, Maine; Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO, Local No. 334), March 31, 2014 (Roseland, New Jersey; International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863) and March 31, 2016 (Stoughton, Wisconsin; Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695). The collective bargaining agreement covering our Portland facility, which covers approximately 105 employees, is the only collective bargaining agreement expiring in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Portland facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

Government Regulation

        As a manufacturer and marketer of food and household products, our operations are subject to extensive regulation by the United States Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), the United States Department of Labor, the Environmental Protection Agency and various other federal, state, local and foreign authorities regarding the manufacturing, processing, packaging, storage, labeling, sale and distribution of our products and the health and safety of our employees. Our manufacturing facilities and products are subject to periodic inspection by federal, state, local and foreign authorities. In addition, our meat processing operation in Portland, Maine is subject to daily inspection by the USDA.

        We are subject to the Food, Drug and Cosmetic Act and the Food Safety Modernization Act and the regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. For example, the FDA regulates manufacturing practices for foods through its current "good manufacturing practices" regulations and specifies the recipes for certain foods. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products.

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

        Our largest customer, Wal-Mart, accounted for 17.5% of our fiscal 2011 net sales, and our ten largest customers together accounted for approximately 51.0% of our fiscal 2011 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

        We purchase agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices. During the past three years, our cost saving measures and sales price increases offset increases to our raw material, ingredient and packaging costs. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

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

        Part of our strategy has been to grow through acquisition. We acquired the Culver Specialty Brands in late 2011 and we may pursue additional acquisitions of food and household product lines and businesses. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from future acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. In addition, any acquired product lines or businesses may require a greater amount of trade, promotional and capital spending than we anticipate. Historically, we have grown net sales for some but not all of the brands we have acquired. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management's attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We have substantial indebtedness, which could restrict our ability to pay dividends and impact our financing options and liquidity position.

        At December 31, 2011, we had total long-term indebtedness of $725.0 million (before debt discount), including $375.0 million principal amount of senior secured indebtedness and $350.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the first supplemental indenture relating to our senior notes (which we refer to as the senior notes indenture) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

        Our credit agreement requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, the following: a maximum leverage ratio and a minimum interest coverage ratio.

        Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, or failure to meet or maintain ratios or tests could result in a default under our credit agreement and/or our senior notes indenture. Certain events of default under our credit agreement and our senior notes indenture would prohibit us from paying dividends on our common stock. In addition, upon the occurrence of an event of default under our credit agreement or our senior notes indenture, the lenders could elect to declare all amounts outstanding under the credit agreement and the senior notes, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the credit agreement lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full this indebtedness and our other indebtedness.

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

        Our ability to continue to expand our business is, to a certain extent, dependent upon our ability to borrow funds under our credit agreement and to obtain other third-party financing, including through the issuance and sale of additional debt or equity securities.

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

        Our $200.0 million revolving credit facility and our $150.0 million of tranche A term loan borrowings mature on November 30, 2016, our $350.0 million of senior notes mature on January 15, 2018 and our $225.0 million of tranche B term loan borrowings mature on November 30, 2018 (provided that maturity date of the senior notes will be accelerated to October 17, 2017 if our senior notes are not refinanced on or prior to that date). Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

        Our operations are subject to extensive regulation by the U.S. Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), the United States Department of Labor, the Environmental Protection Agency and various other federal, state, local and foreign authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. Any changes in these laws and regulations could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, which would adversely affect our financial condition and results of operations. In addition, failure by us to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. See Item 1, "Business—Government Regulation."

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

        We hold investments in equity and debt securities in our defined benefit pension plans. A deterioration in the value of plan assets resulting from the general financial downturn or otherwise, could cause an increase in the amount of contributions we are required to make to the plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interests rates and disruptions in U.S. or global financial markets. An obligation to make additional, unanticipated contributions to pension plans could reduce the cash available for working capital and other corporate uses, and may have a material adverse effect on our business, consolidated financial position, results of operations or liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees' collective bargaining agreements, shifts in union policy or labor disruptions in the food industry.

        As of December 31, 2011, approximately 46% of our 739 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. We are currently in negotiations for a new collective bargaining agreement to replace the existing collective bargaining agreement for our Portland, Maine facility that is scheduled to expire on April 28, 2012. However, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Portland facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If prior to the expiration of the collective bargaining agreement for the Portland facility or prior to the expiration of any of our other existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

        We are a holding company, with all of our assets held by our direct and indirect subsidiaries, and we rely on dividends and other payments or distributions from our subsidiaries to meet our debt service obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us depends on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, our credit agreement, our senior notes indenture and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Future changes that increase cash taxes payable by us could significantly decrease our future cash flow available to make interest and dividend payments with respect to our securities.

        We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $531.1 million between 2012 and 2026. The expected annual deductions are approximately $50.9 million for fiscal 2012, approximately $49.5 million for fiscal 2013, approximately $44.7 million for fiscal 2014, approximately $43.6 million per year for fiscal 2015 through 2017, approximately $40.9 million for fiscal 2018, approximately $36.5 million per year for fiscal 2019 and 2020, approximately $34.5 million for fiscal 2021, approximately $23.5 million for fiscal 2022, approximately $21.3 million per year for fiscal 2023 through 2025 and approximately $19.4 million for fiscal 2026. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

A change in the assumptions used to value our goodwill or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

        Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value for purposes of the second step of the impairment test requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our adjusted EBITDA. We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value that is determined using a cash flow method and recognize a loss to the extent the carrying value is greater. We completed our annual impairment tests for fiscal 2011, 2010 and 2009 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. However, materially different, assumptions regarding the future performance of our businesses could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

        Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our board of directors may, in its sole discretion, decrease the level of dividends provided for in our dividend policy or entirely discontinue the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions (including restrictions in our credit agreement and senior notes indenture), business opportunities, provisions of applicable law (including certain provisions of the Delaware General Corporation Law) and other factors that our board of directors may deem relevant.

        If our cash flows from operating activities were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we may need either to reduce or eliminate dividends or, to the extent permitted under our credit agreement and senior notes indenture, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, results of operations, liquidity and ability to maintain or expand our business.

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

        Future sales or the availability for sale of a substantial number of shares of our common stock or other securities convertible or exchangeable into common stock, whether issued and sold pursuant to the shelf registration statement or otherwise, would dilute our earnings per share and the voting power of each share of common stock outstanding prior to such sale or distribution, could adversely affect the prevailing market price of our securities and could impair our ability to raise capital through future sales of our securities.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located at Four Gatehall Drive, Parsippany, NJ 07054. Our manufacturing plants are generally located near major customer markets and raw materials. Of our six manufacturing facilities, five are owned and one is leased. Management believes that our manufacturing plants have sufficient capacity to accommodate our planned growth. As of December 31, 2011, we owned or leased the offices, manufacturing and warehouse facilities and distribution centers described in the table below:

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

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

	High	Low
Fiscal 2010
First Quarter	$10.60	$8.56
Second Quarter	$11.59	$5.00
Third Quarter	$11.57	$10.25
Fourth Quarter	$13.87	$10.67
Fiscal 2011
First Quarter	$19.60	$13.23
Second Quarter	$21.29	$16.71
Third Quarter	$21.31	$15.67
Fourth Quarter	$24.64	$15.29

Holders

        According to the records of our transfer agent, we had 45 holders of record of our common stock as of February 20, 2012, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

        Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company's separately traded shares of common stock with the cumulative total return of the Russell MicroCap Index, the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from May 23, 2007 (the first day of trading of our separately traded shares of common stock on the New York Stock Exchange to December 31, 2011, assuming the investment of $100 on May 23, 2007 and the reinvestment of dividends. The separately traded common stock price performance shown on the graph only reflects the change in our company's separately traded common stock price relative to the noted indices and is not necessarily indicative of future price performance.

 Comparison of 55 Month Cumulative Total Return
Among B&G Foods, Inc. Common Stock, the Russell 2000 Index
and the S&P Packaged Foods & Meats Index

	5/23/2007*	12/29/2007	1/3/2009	1/2/2010	1/1/2011	12/31/2011
B&G Foods, Inc. (NYSE: BGS)	$100.00	80.06	$48.28	89.10	141.46	258.25
Russell 2000 Index	100.00	94.85	62.80	79.87	101.32	97.09
S&P Packaged Foods & Meats Index	100.00	96.24	84.25	99.29	115.53	135.39

*
$100 invested on May 23, 2007 in B&G Foods' common stock or April 30, 2007 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Dividend Policy

  General

        Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business. Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is in general distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us. We have paid dividends every quarter since our initial public offering in October 2004.

        For fiscal 2011 and fiscal 2010, we had cash flows from operating activities of $72.0 million and $98.9 million, respectively, and distributed $38.2 million and $32.3 million as dividends, respectively. Beginning with the quarterly dividend declared on February 15, 2012 and payable on April 30, 2012, our board of directors has increased the current intended dividend rate to $0.27 per share per quarter (or $1.08 per share per annum). Our board of directors declared quarterly dividends of $0.23 per share of common stock during the fourth quarter of fiscal 2011, $0.21 per share of common stock during each of the first three quarters of fiscal 2011 and $0.17 per share of common stock during each quarter of fiscal 2010. At our current intended dividend rate of $1.08 per share per annum, we expect our aggregate dividend payments in 2012 to be approximately $50.2 million.

        Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder's adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2011 and fiscal 2010, 29.6% and 46.4%, respectively, of distributions paid on common stock will be treated as a return of capital and 70.4% and 53.6%, respectively, will be treated as a taxable dividend paid from earnings and profits.

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

        Excess cash is defined in our senior notes indenture and under the terms of our credit agreement. Excess cash is calculated as "consolidated cash flow," as defined in the indenture and under the terms of our credit agreement (which, in each case, allows for the add-back of restructuring charges and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, excess tax benefit from issuance of LTIA shares, certain repayment of indebtedness and the cash portion of the restructuring charges. Excess cash is not a substitute for operating income or net income, as determined in accordance with generally accepted accounting principles (GAAP). Excess cash is not a complete net cash flow measure because excess cash is a measure of liquidity that does not include reductions for cash payments for an entity's obligation to fund changes in its working capital, acquisitions, if any, and repay its debt and pay its dividends. Rather, excess cash is one potential indicator of our ability to fund these cash requirements in compliance with our debt agreements. Excess cash is also not a complete measure of our profitability because it does not include costs and expenses for depreciation and amortization and non-cash restructuring charges. We believe that the most directly comparable GAAP measure to excess cash is net cash provided by operating activities. We believe excess cash is indicative of our ability to declare and pay dividends on our common stock in compliance with the restricted payment covenants under our senior notes indenture and the terms of our credit agreement.

        Excess cash does not represent the amount we intend to distribute as dividends for any quarterly period but rather is, in general, a restriction on the maximum level of dividend payments that we are permitted to declare and pay under the terms of our senior notes indenture and under and our credit agreement.

        In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indenture. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

  •
  a "consolidated interest coverage ratio" (defined as the ratio of our adjusted EBITDA for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.0; and

  •
  a "consolidated total leverage ratio" (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) of not more than 6.25 to 1.0 during fiscal 2012, 6.00 to 1.0 during fiscal 2013, 5.50 to 1.0 during fiscal 2014, 5.00 to 1.0 during fiscal 2015, 4.50 to 1.0 during fiscal 2016 and 4.00 to 1.0 during fiscal 2017 and 2018.

        Our credit agreement is also subject to mandatory annual prepayments commencing in April 2013 if our senior secured leverage (defined as the ratio of our consolidated senior secured debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) exceeds certain ratios as follows: 50% of our adjusted excess cash flow (as defined in the credit agreement and which takes into account certain dividend payments and other adjustments) if our senior secured leverage ratio is greater than or equal to 3.00 to 1.00 (with step-downs to 25% and 0% if our senior secured leverage ratio is less than 3.00 to 1.00 and 2.50 to 1.00, respectively). If our senior secured leverage ratio were to increase above 2.50 to 1.00, such annual prepayments would reduce the amount of cash available for the payment of dividends.

        Furthermore, while interest on our senior notes is fixed those notes will need to be refinanced on or prior to maturity in 2018, and thereafter our interest expense could be higher and the terms of any new financing may restrict us from paying the level of current intended dividends or any dividends at all. Interest on indebtedness under our credit agreement is based upon a floating interest rate. As a result, our interest expense under our credit agreement will increase if interest rates in the general economy rise. Also, to the extent we finance capital expenditures, working capital or other cash needs with indebtedness under our credit agreement or otherwise, we will incur additional cash interest expense and debt service obligations that could reduce our cash available to pay dividends.

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

Recent Sales of Unregistered Securities

        We did not issue any unregistered securities in fiscal 2011.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2011.

Item 6.    Selected Financial Data.

        The following selected historical consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended December 31, 2011 (fiscal 2011), January 1, 2011 (fiscal 2010), January 2, 2010 (fiscal 2009), January 3, 2009 (fiscal 2008) and December 29, 2007 (fiscal 2007) have been derived from our audited consolidated financial statements. Fiscal 2008 contained 53 weeks and the fiscal years 2011, 2010, 2009 and 2007 each contained 52 weeks. Certain prior year amounts have been reclassified to conform to the current year's presentation.

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data(1):
Net sales	$543,866	$513,337	$501,016	$486,896	$471,336
Cost of goods sold(2)	366,090	345,668	352,283	352,967	323,316

Gross profit	177,776	167,669	148,733	133,929	148,020
Selling, general and administrative expenses(3)	57,618	56,495	53,966	53,595	61,366
Amortization expense(4)	6,679	6,457	6,450	6,450	5,501

Operating income	113,479	104,717	88,317	73,884	81,153
Interest expense, net(5)	36,675	40,342	49,432	58,067	50,919
Loss on extinguishment of debt(6)	—	15,224	10,220	—	1,769

Income before income tax expense	76,804	49,151	28,665	15,817	28,465
Income tax expense	26,561	16,772	11,224	6,084	10,640

Net income	$50,243	$32,379	$17,441	$9,733	$17,825

Earnings per share data:
Weighted average basic common shares outstanding:(7)	47,856	47,584	39,325	36,715
Class A					29,911
Class B					3,093
Weighted average diluted common shares outstanding(7)	48,541	48,284	39,358	36,715
Class A					29,911
Class B					3,093
Dividends declared per common share:(7)	$0.86	$0.68	$0.68	$0.81
Class A					$0.85
Class B					—
Basic earnings per common share:(7)	$1.05	$0.68	$0.44	$0.27
Class A					$0.62
Class B					$(0.30)
Diluted earnings per common share:(7)	$1.04	$0.67	$0.44	$0.27
Class A					$0.62
Class B					$(0.30)
Other Financial Data:
Net cash provided by operating activities	$72,033	$98,877	$62,854	$40,496	$34,049
Capital expenditures	(10,556)	(10,965)	(10,704)	(10,631)	(14,230)
Payments for acquisition of businesses	(326,000)	(14,602)	—	—	(200,526)
Net cash provided by (used in) financing activities	182,575	(14,534)	(44,877)	(33,747)	187,693
EBITDA(8)	$129,708	$119,740	$103,012	$89,436	$94,451
Ratio of earnings to fixed charges(9)	3.0x	2.2x	1.5x	1.3x	1.5x
Senior debt / EBITDA(10)	5.6x	4.0x	3.6x	4.1x	3.9x
Total debt / EBITDA	5.6x	4.0x	4.3x	6.0x	5.7x
EBITDA / cash interest expense(11)	4.1x	3.3x	2.2x	1.8x	2.0x
Consolidated Balance Sheet Data (at end of period) (1):
Cash and cash equivalents	$16,738	$98,738	$39,930	$32,559	$36,606
Total assets	1,132,923	871,723	816,894	825,090	847,590
Total debt	720,107	477,748	439,541	535,800	535,800
Total stockholders' equity	$235,547	$230,585	$225,608	$144,648	$174,635

(1)
We completed the Culver Specialty Brands acquisition from Unilever on November 30, 2011. We completed the Don Pepino acquisition from Violet Packing on November 18, 2010. We completed the Cream of Wheat acquisition from Kraft effective February 25, 2007. The Culver Specialty Brands, Don Pepino and Cream of Wheat acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.

(2)
Included in cost of goods sold for fiscal 2010 is a gain of $1.3 million relating to a legal settlement.

(3)
Selling, general and administrative expenses for fiscal 2011 include $1.4 million of transaction costs for the Culver Specialty Brands acquisition. Selling, general and administrative expenses for fiscal 2008 include $0.7 million of severance and termination charges we incurred relating to a workforce reduction. Selling, general and administrative expenses for fiscal 2007 include an accrual of $1.9 million relating to special bonus awards paid in fiscal 2008 relating to the successful completion of the Cream of Wheat acquisition and our common stock offering in fiscal 2007, partially offset by an insurance reimbursement of $0.8 million.

(4)
Amortization expense includes the amortization of customer relationship and other intangible assets acquired in the Culver Specialty Brands, Don Pepino, Cream of Wheat and prior acquisitions.

(5)
Fiscal 2011 net interest expense includes a benefit of $0.6 million related to the realized gain on an interest rate swap, a charge of $1.6 million for the reclassification of the amount recorded in accumulated other comprehensive loss related to an interest rate swap and a $2.1 million charge relating to the write-off of the remaining amount recorded in accumulated other comprehensive loss on the interest rate swap due to our early termination of $130.0 million term loan borrowings. Fiscal 2010 net interest expense includes a charge of $0.4 million relating to the unrealized loss on the interest rate swap, and a charge of $1.7 million for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap. Fiscal 2009 net interest expense includes a $1.5 million benefit relating to the unrealized gain on the interest rate swap, more than offset by a $1.7 million charge for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap. Fiscal 2008 net interest expense includes a $5.6 million charge relating to the unrealized loss on the interest rate swap subsequent to our determination that the swap was no longer an effective hedge for accounting purposes and a $0.5 million charge for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap.

(6)
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

(7)
Prior to May 29, 2007, we had two classes of common stock issued and outstanding, designated as Class A common stock and Class B common stock. Therefore, for fiscal 2007 we present earnings per share using the two-class method. Net income is allocated between the two classes of common stock based upon the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings or losses.

(8)
EBITDA is a non-GAAP financial measure used by management to measure operating performance. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows. EBITDA is defined as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt (see (B) below). We define adjusted EBITDA as EBITDA adjusted for acquisition-related transaction costs. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt and acquisition-related transaction costs because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity's ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity's profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related transaction costs and income taxes. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2011, 2010, 2009, 2008 and 2007 along with the components of EBITDA and adjusted EBITDA follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(In thousands)
Net income	$50,243	$32,379	$17,441	$9,733	$17,825
Income tax expense	26,561	16,772	11,224	6,084	10,640
Interest expense, net(A)	36,675	40,342	49,432	58,067	50,919
Depreciation and amortization	16,229	15,023	14,695	15,552	13,298
Loss on extinguishment of debt(B)	—	15,224	10,220	—	1,769

EBITDA	129,708	119,740	103,012	89,436	94,451
Acquisition-related transaction costs	1,418	—	—	—	—

Adjusted EBITDA	131,126	119,740	103,012	89,436	94,451
Income tax expense	(26,561)	(16,772)	(11,224)	(6,084)	(10,640)
Interest expense, net(A)	(36,675)	(40,342)	(49,432)	(58,067)	(50,919)
Acquisition-related transaction costs	(1,418)	—	—	—	—
Deferred income taxes	13,529	9,452	9,445	7,250	9,323
Amortization of deferred financing costs and bond discount	2,251	2,016	2,759	3,169	3,190
Unrealized loss (gain) on interest rate swap(A)	—	436	(1,541)	5,569	—
Realized gain on interest rate swap(A)	(612)	—	—	—	—
Reclassification to net interest expense for interest rate swap(A)	3,669	1,693	1,693	494	—
Share-based compensation expense	4,098	3,747	4,599	1,032	—
Excess tax benefits from share-based compensation	(1,047)	(326)	—	—	—
Changes in assets and liabilities, net of effects of business combination	(16,327)	19,233	3,543	(2,303)	(11,356)

Net cash provided by operating activities	$72,033	$98,877	$62,854	$40,496	$34,049

(A)
Fiscal 2011 net interest expense includes a benefit of $0.6 million related to the realized gain on an interest rate swap, a charge of $1.6 million for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap and a $2.1 million charge relating to the write-off of the remaining amount recorded in accumulated other comprehensive loss on the interest rate swap due to our early termination of $130.0 million term loan borrowings. Fiscal 2010 net interest expense includes a charge of $0.4 million relating to the unrealized loss on the interest rate swap, and a charge of $1.7 million for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap. Net interest expense in fiscal 2009 includes $1.5 million relating to the unrealized gain on the interest rate swap, more than offset by a $1.7 million charge for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap. Net interest expense in fiscal 2008 includes $5.6 million relating to the unrealized loss on the interest rate swap subsequent to our determination that the swap was no longer an effective hedge for accounting purposes and a $0.5 million charge for the reclassification of the amount recorded in accumulated other comprehensive loss related to the swap.

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
(9)
We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness, reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive loss related to an interest rate swap and an interest component of lease rental expense. Fixed charges exclude the realized gain and unrealized loss (gain) on the interest rate swap.

(10)
As of the end of each fiscal year presented, senior debt is defined as the face amount all of our outstanding debt excluding our then outstanding senior subordinated notes.

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(In thousands, except ratios)
Current and former senior secured credit agreement:
Revolving credit facility	$—	$—	$—	$—	$—
Term loan due 2013	—	130,000	130,000	130,000	130,000
Tranche A term loan due 2016	150,000	—	—	—	—
Tranche B term loan due 2018	225,000	—	—	—	—
8% senior notes due 2011	—	—	240,000	240,000	240,000
7.625% senior notes due 2018	350,000	350,000	—	—	—

Senior debt	$725,000	$480,000	$370,000	$370,000	$370,000

EBITDA	$129,708	$119,740	$103,012	$89,436	$94,451
Senior debt / EBITDA	5.6x	4.0x	3.6x	4.1x	3.9x

Adjusted EBITDA	$131,126	$119,740	$103,012	$89,436	$94,451
Senior debt /adjusted EBITDA	5.5x	4.0x	3.6x	4.1x	3.9x
(11)
Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount, unrealized loss on an interest rate swap, realized gain on the interest rate swap and reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive loss related to an interest rate swap.

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(In thousands, except ratios)
Interest expense, net	$36,675	$40,342	$49,432	$58,067	$50,919
Amortization of deferred financing and bond discount	(2,251)	(2,016)	(2,759)	(3,169)	(3,190)
Unrealized (loss) gain on interest rate swap	—	(436)	1,541	(5,569)	—
Realized gain on interest rate swap	612	—	—	—	—
Reclassification to interest expense, net	(3,669)	(1,693)	(1,693)	(494)	—

Cash interest expense	$31,367	$36,197	$46,521	$48,835	$47,729

EBITDA	$129,708	$119,740	$103,012	$89,436	$94,451
EBITDA / cash interest expense	4.1x	3.3x	2.2x	1.8x	2.0x

Adjusted EBITDA	$131,126	$119,740	$103,012	$89,436	$94,451
Adjusted EBITDA / cash interest expense	4.2x	3.3x	2.2x	1.8x	2.0x

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

General

        We manufacture, sell and distribute a diverse portfolio of branded, high quality, shelf-stable foods and household products, many of which have leading regional or national market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with institutional and food service sales and limited private label sales.

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

        On November 30, 2011, we completed the acquisition of the Mrs. Dash, Sugar Twin, Baker's Joy, Molly McButter, Static Guard and Kleen Guard brands from Conopco, Inc. dba Unilever United States, Inc., which we refer to in this report as the "Culver Specialty Brands acquisition." We completed the acquisition of the Don Pepino and Sclafani brands from Violet Packing LLC on November 18, 2010, which we refer to in this report as the "Don Pepino acquisition." The Culver Specialty Brands acquisition and the Don Pepino acquisition have been accounted for using the acquisition method of accounting and, accordingly, the assets acquired and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

        We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above under Item 1A, "Risk Factors" and below under the heading "Forward-Looking Statements" include:

        Fluctuations in Commodity Prices and Production and Distribution Costs:    We purchase raw materials, including agricultural products, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

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

        We expect significant cost increases for raw materials in the market place during 2012. However, we are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through 2012 at a cost increase of less than 2.0% of projected 2012 cost of goods sold. During fiscal 2010 and 2011, our sales price increases and our cost saving measures more than offset our cost increases. To the extent we are unable to avoid or offset present and future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, should input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

        Consumer Concern Regarding Food Safety, Quality and Health:    The food industry is subject to consumer concerns regarding the safety and quality of certain food products. If consumers in our principal markets lose confidence in the safety and quality of our food products, even as a result of a product liability claim or a product recall by a food industry competitor, our business could be adversely affected.

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

Critical Accounting Policies; Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; the determination of the useful life of customer relationship intangibles; and the accounting for share-based compensation expense. Actual results could differ significantly from these estimates and assumptions.

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

        We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value for purposes of the second step of the impairment test requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our adjusted EBITDA. We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value.

        We completed our annual impairment tests for fiscal 2011, 2010 and 2009 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. However, materially different, assumptions regarding the future performance of our business could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

  Share-based Compensation Expense

        Performance share long-term incentive awards (LTIAs) granted to our executive officers and certain other members of senior management entitle each participant to earn shares of common stock upon the attainment of certain performance goals over the applicable performance period. The recognition of compensation expense for the LTIAs is initially based on the probable outcome of the performance goals based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the applicable performance period. The fair value of the awards on the date of grant is determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period. Our company's performance against the defined performance goals are re-evaluated on a quarterly basis throughout the applicable performance period and the recognition of compensation expense is adjusted for subsequent changes in the estimated or actual outcome. The cumulative effect of a change in the estimated number of shares of common stock to be issued in respect of performance share awards is recognized as an adjustment to earnings in the period of the revision.

  Pension Expense

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2011, we made total pension contributions to our pension plans of $4.2 million compared with $4.1 million in fiscal 2010. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in fiscal 2012 and beyond.

        Our discount rate assumption for the three defined benefit plans changed from 5.50% at January 1, 2011 to 4.34% at December 31, 2011. While we do not presently anticipate a change in our fiscal 2012 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.2 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.1 million. We expect to make $4.2 million of defined benefit pension plan contributions during fiscal 2012.

  Acquisition Accounting

        Our consolidated financial statements and results of operations include an acquired business's operations after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred.

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

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.3%	67.3%	70.3%

Gross profit	32.7%	32.7%	29.7%
Selling, general and administrative expenses	10.6%	11.0%	10.8%
Amortization expense	1.2%	1.3%	1.3%

Operating income	20.9%	20.4%	17.6%
Interest expense, net	6.8%	7.9%	9.9%
Loss on extinguishment of debt	—	3.0%	2.0%

Income before income tax expense	14.1%	9.5%	5.7%
Income tax expense	4.9%	3.2%	2.2%

Net income	9.2%	6.3%	3.5%

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

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses. Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, warehouse facility and distribution costs, information technology and communication costs, office rent, utilities, supplies, professional services and other general corporate expenses. In fiscal 2011, selling, general and administrative expenses include $1.4 million of transaction costs for the Culver Specialty Brands acquisition.

        Amortization Expense.    Amortization expense includes the amortization expense associated with customer relationship and other intangibles.

        Net Interest Expense.    Net interest expense includes interest relating to our outstanding indebtedness, amortization of bond discount and amortization of deferred debt financing costs, net of interest income and subsequent to our determination in September 2008 that an interest rate swap was no longer an effective hedge for accounting purposes, unrealized gains or losses on the interest rate swap and the reclassification of amounts recorded in accumulated other comprehensive loss related to the swap and a write-off of the remaining amount recorded in accumulated other comprehensive loss related to the interest rate swap due to our early termination of $130.0 million term loan borrowings.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt includes costs relating to the retirement of indebtedness, including any repurchase premium and write-off of deferred debt financing costs.

  Fiscal 2011 Compared to Fiscal 2010

        Net Sales.    Net sales increased $30.5 million or 6.0% to $543.9 million for fiscal 2011 from $513.3 million for fiscal 2010. The increase was attributable to unit volume and sales price increases of $29.6 million and $1.7 million, respectively, offset by an increase in coupon and slotting expenses of $0.8 million. Net sales of our Don Pepino and Sclafani brands, which we acquired in late November 2010, contributed $12.5 million to the overall increase and net sales of the Culver Specialty Brands, which we acquired at the end of November 2011, contributed $6.5 million to the overall increase.

        Net sales of our Ortega, Maple Grove Farms of Vermont, Cream of Wheat, Las Palmas and Underwood products increased by $5.1 million, $5.0 million, $3.1 million, $2.5 million and $0.7 million or 4.0%, 7.2%, 4.8%, 8.0% and 3.0%, respectively. These increases were offset by a reduction in net sales of B&G, Joan of Arc, Trappey's, Grandma's and Emeril's products of $1.2 million, $0.8 million, $0.7 million, 0.7 million and $0.7 million or 3.4%, 6.6%, 4.4%, 5.0% and 3.6%, respectively. In the aggregate, net sales for all other brands decreased $0.8 million or 0.6%.

        Gross Profit.    Gross profit increased $10.1 million or 6.0% to $177.8 million in fiscal 2011 from $167.7 million in fiscal 2010. Gross profit expressed as a percentage of net sales remained consistent at 32.7% in fiscal 2011 and fiscal 2010, attributable to pricing gains of $1.7 million and a sales mix shift to higher margin products offset by higher input and distribution costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $1.1 million or 2.0% to $57.6 million for fiscal 2011 from $56.5 million for fiscal 2010. This increase is primarily due to $1.4 million of transaction costs for the Culver Specialty Brands acquisition and increases in compensation expense of $0.5 million and brokerage expense of $0.5 million, offset by decreases in consumer marketing and trade spending of $1.3 million. Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 0.4 percentage points to 10.6% in fiscal 2011 from 11.0% in fiscal 2010.

        Amortization Expense.    Amortization expense increased $0.2 million to $6.7 million for fiscal 2011 from $6.5 million in fiscal 2010. The increase is due to the Culver Specialty Brands acquisition.

        Operating Income.    As a result of the foregoing, operating income increased $8.8 million or 8.4% to $113.5 million in fiscal 2011 from $104.7 million in fiscal 2010. Operating income expressed as a percentage of net sales increased to 20.9% in fiscal 2011 from 20.4% in fiscal 2010.

        Net Interest Expense.    Net interest expense decreased $3.7 million to $36.7 million in fiscal 2011 from $40.3 million in fiscal 2010 due to the termination of an interest rate swap, which reduced the effective interest rate on $130.0 million of term loan borrowings under our prior credit agreement and eliminated the unfavorable fair market value adjustment relating to the interest rate swap. This was partially offset by an increase in interest expense from additional debt incurred for the Culver Specialty Brands acquisition and a $2.1 million charge relating to the write-off of the remaining amount recorded in accumulated other comprehensive loss on the interest rate swap due to our early termination of the $130.0 million of term loan borrowings under our prior credit agreement. See "—Liquidity and Capital Resources—Debt" below.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2010 includes costs relating to our repurchase and redemption of $69.5 million aggregate principal amount of senior subordinated notes and $240.0 million aggregate principal amount of senior notes, including $10.7 million for the payment of a repurchase premium and a non-cash charge of $4.5 million for the write-off of unamortized deferred debt financing costs associated with the notes repurchased. During fiscal 2011, we did not have any loss on extinguishment of debt.

        Income Tax Expense.    Income tax expense increased $9.8 million to $26.6 million in fiscal 2011 from $16.8 million in fiscal 2010. Our effective tax rate before state deferred tax rate adjustments for fiscal 2011 was 36.1% as compared with 36.0% for fiscal 2010. Due to changes in state apportionment laws, our blended statutory state rate change created a deferred tax liability benefit of $1.2 million in fiscal 2011 and $1.1 million in fiscal 2010. These one-time benefits and other permanent tax differences brought our effective tax rate for fiscal 2011 and fiscal 2010 down to 34.6% and 34.1%.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $2.5 million or 4.7% to $56.5 million for fiscal 2010 from $54.0 million for fiscal 2009. This increase is primarily due to increases in consumer marketing and trade spending of $3.0 million, compensation expense of $0.4 million and other expenses of $0.5 million, offset by decreases in warehousing costs resulting from warehouse consolidations of $1.2 million and brokerage of $0.2 million. Expressed as a percentage of net sales, our selling, general and administrative expenses increased 0.2 percentage points to 11.0% in fiscal 2010 from 10.8% in fiscal 2009.

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

Liquidity and Capital Resources

        Our primary liquidity requirements include debt service, capital expenditures and working capital needs. See also, "Dividend Policy" and "Commitments and Contractual Obligations" below. We fund our liquidity requirements, as well as our dividend payments and financing for acquisitions, primarily through cash generated from operations and external sources of financing, including, our revolving credit facility.

  Cash Flows

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased $26.9 million to $72.0 million in fiscal 2011 from $98.9 million in fiscal 2010. Net cash provided by operating activities for fiscal 2009 was $62.9 million. The decrease in net cash provided by operating activities in fiscal 2011 as compared to fiscal 2010 was primarily due to our payment in January 2011 of $12.4 million, including $1.0 million of accrued interest, to terminate an interest rate swap, an increase in our working capital of $4.0 million resulting from the Culver Specialty Brands acquisition and an increase in inventory unrelated to the Culver Specialty Brands acquisition due primarily to an increase in finished goods. The increase in net cash provided by operating activities in fiscal 2010 as compared to fiscal 2009 was primarily due to an increase in net sales, improved profitability and working capital improvements, including a significant reduction in inventory.

        Net Cash Used in Investing Activities.    Net cash used in investing activities was $336.6 million in fiscal 2011 as compared to $25.6 million for fiscal 2010 and $10.7 million for fiscal 2009. During fiscal 2011, our net cash used in investing activities included $326.0 million for the Culver Specialty Brands acquisition and $10.6 million of capital expenditures. During fiscal 2010, our net cash used in investing activities included $14.6 million for the Don Pepino acquisition and $11.0 million of capital expenditures. During fiscal 2009, our net cash used in investing activities consisted entirely of capital expenditures. Our capital expenditures typically include expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. We expect to make capital expenditures of approximately $12.0 million in fiscal 2012.

        Net Cash Provided by (Used in) Financing Activities.    Net cash provided by financing activities was $182.6 million in fiscal 2011. Net cash used in financing activities was $14.5 million and $44.9 million during fiscal 2010 and fiscal 2009, respectively.

        For fiscal 2011, net cash provided by financing activities includes $372.0 million of net proceeds from borrowings under our credit agreement (net of $25.0 million of borrowings and repayments of revolving loans) and $1.0 million of excess tax benefits from share-based compensation. Net cash provided by financing activities was reduced by $130.0 million due to the repayment of all term loan borrowings under our prior credit agreement, $38.2 million of dividend payments, $16.3 million for the payment of deferred financing costs, $3.7 million for the repurchase of common stock and $2.2 million for the payment of tax withholding on behalf of employees for net share settlement of share-based compensation.

        For fiscal 2010, net cash used in financing activities includes $320.3 million in payments for the repurchase and redemption of $69.5 million principal amount of our 12% senior subordinated notes and $240.0 million principal amount of our 8% senior notes, $32.3 million of dividend payments, $8.2 million of deferred financing costs and $1.5 million for the payment of tax withholding on behalf of employees for net share settlement of share-based compensation. Net cash used in financing activities were reduced by net proceeds of $347.4 million from the issuance of our 7.625% senior notes and $0.3 million of excess tax benefits from share-based compensation.

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

        Cash Income Tax Payments.    Based on a number of factors, including our trademark, goodwill and other intangible assets amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2011, 2010 and 2009 as compared to our tax expense for financial reporting purposes. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2012 through 2026. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

  Dividend Policy

        For a discussion of our dividend policy, see the information set forth under the heading "Dividend Policy" in Part II, Item 5 of this report.

  Acquisitions

        Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. As discussed elsewhere in this report, as part of our growth strategy we plan to expand our brand portfolio with disciplined acquisitions of complementary brands. We have historically financed acquisitions with borrowings and cash flows from operating activities. As a result, our interest expense has in the past increased as a result of additional indebtedness we have incurred in connection with acquisitions, including in connection with the Culver Specialty Brands acquisition, and will increase with any additional indebtedness we may incur to finance any future acquisitions. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity.

  Debt

        Senior Secured Credit Agreement.    On November 30, 2011, in connection with the Culver Specialty Brands acquisition, we entered into a new senior secured credit agreement, which includes a $200.0 million revolving credit facility, $150.0 million of tranche A term loans and $225.0 million of tranche B term loans. The proceeds of the term loan borrowings, $25.0 million of revolving loans, and cash on hand were used to repay all $130.0 million of outstanding borrowings under our prior credit agreement, fund the acquisition purchase price and pay related transaction fees and expenses. At December 31, 2011, all revolving loans had been repaid and the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit, was $199.5 million. The credit agreement is secured by substantially all of our and our domestic subsidiaries' assets except our and our domestic subsidiaries' real property.

        The tranche A term loans are subject to amortization at the following rates: 5% in the first year, 10% in the second year and 15% in each of the third and fourth years. The balance of all borrowings under the tranche A term loan facility are due and payable at maturity on November 30, 2016. The tranche B term loans are subject to amortization at the rate of 1% annually with the balance due at maturity on November 30, 2018. The revolving credit facility matures on November 30, 2016.

        Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio. Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.50%, and LIBOR plus an applicable margin of 3.50%, in each case subject to a 1.0% LIBOR floor.

        For further information regarding our senior secured credit agreement, including a description of optional and mandatory prepayment terms and financial and restrictive covenants, see Note 6, "Long-Term Debt" to our consolidated financial statements in Part II, Item 8 of this report.

        7.625% Senior Notes due 2018.    In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a public offering price of 99.271% of face value. The original issue discount of $2.6 million and debt financing costs are being amortized over the life of the senior notes as interest expense. Interest on the senior notes is payable on January 15 and July 15 of each year. The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the senior notes as described in Note 6 to our consolidated financial statements in Part II, Item 8 of this report. We may also, from time to time, seek to retire senior notes through cash repurchases of senior notes and/or exchanges of senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See Note 6 to our consolidated financial statements for a more detailed description of the senior notes.

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

Future Capital Needs

        We are highly leveraged. On December 31, 2011, our total long-term debt of $720.1 million, net of our cash and cash equivalents of $16.7 million was $703.4 million. Stockholders' equity as of that date was $235.5 million.

        Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing. Our management believes that our cash and cash equivalents, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions within our line of business, if any, and pay our anticipated quarterly dividends on our common stock.

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

        We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers, tomatoes and other related specialty items during the months of July through October, and we generally purchase substantially all of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

Inflation

        To a limited extent during 2009, we were faced with significant cost increases for certain commodities and packaging materials. We expect significant cost increases for raw materials in the market place during 2012. We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. We are currently locked into pricing and supply for substantially all of our major commodities (other than maple syrup) through 2012 at a cost increase of less than 2.0% of projected 2012 cost of goods sold. During 2010 and 2011, through sales price increases and cost saving efforts we have been more than able to offset the impact of recent commodity and transportation cost increases. We expect to be able to do the same during fiscal 2012. However, to the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Contingencies

        See Note 12, "Commitments and Contingencies," to our consolidated financial statements in Part II, Item 8 of this report.

Recent Accounting Pronouncements

        See Note 2(s), "Summary of Significant Accounting Policies—Recently Issued Accounting Standards," to our consolidated financial statements in Part II, Item 8 of this report.

Off-balance Sheet Arrangements

        As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, future purchase obligations and future pension obligations as set forth in the following table as of December 31, 2011.

	Payments Due by Period
Contractual Obligations:	Total	Fiscal 2012	Fiscal 2013 and 2014	Fiscal 2015 and 2016	Fiscal 2017 and Thereafter
	(In thousands)
Long-term debt—principal	$725,000	$9,750	$42,000	$109,500	$563,750
Long-term debt—interest(1)	249,133	41,626	81,682	77,723	48,102
Operating leases	21,293	5,608	7,667	5,907	2,111
Purchase obligations(2)	59,202	34,866	14,416	9,920	—
Pension obligations(3)	4,225	4,225	—	—	—

Total	$1,058,853	$96,075	$145,765	$203,050	$613,963

(1)
Expected interest payments on long-term debt are based on principal amounts outstanding and interest rates at December 31, 2011. See Note 6, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 for further information as to our long-term debt interest obligations.

(2)
For the purposes of this table, purchase obligations means agreements to purchase goods or services (such as raw materials, commodities, packaging, other materials and supplies and co-manufacturing arrangements) that are enforceable and legally binding on B&G Foods and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations in the above table do not represent our entire expected future purchases for goods and services, which are significantly higher than the amounts set forth above. The table does not include purchase obligations under contracts that may be cancelled by B&G Foods without material penalty. Any amounts reflected on our consolidated balance sheet as accounts payable and accrued liabilities are excluded from the purchase obligations set forth in the table above. Penalties, if any, related to molds and equipment based upon failure to meet minimum volume requirements are also excluded from the table because we are unable to determine whether such penalties will be incurred and, if incurred, over what time period they will be paid.

(3)
We expect to make $4.2 million of defined pension benefit contributions during fiscal 2012. We are unable to reliably estimate the timing of pension contributions and contribution amounts beyond fiscal 2012.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our principal market risks are exposure to changes in commodity prices, interest rates on borrowings and foreign currency exchange rates.

        Commodity Prices and Inflation.    The information under the heading "Inflation" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

        Interest Rate Risk.    In the normal course of operations, we are exposed to market risks relating to our long-term debt arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates.

        Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. At December 31, 2011, we had $350.0 million of fixed rate debt and $375.0 million of variable rate debt.

        Based upon our principal amount long-term debt outstanding at December 31, 2011, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $2.2 million.

        The carrying values and fair values of our term loan borrowings and senior notes as of December 31, 2011 and January 1, 2011 are as follows (in thousands):

	December 31, 2011			January 1, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Term Loan due 2013	—		—	$130,000		$128,050
Tranche A Term Loan due 2016	149,266	(2)	150,000	—		—
Tranche B Term Loan due 2018	222,773	(2)	226,125	—		—
7.625% Senior Notes due 2018	348,068	(2)	372,750	347,748	(2)	362,250

(1)
Fair values are estimated based on quoted market prices.

(2)
The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount. The face amounts of the tranche A term loan, tranche B term loan and senior notes are $150.0 million, $225.0 million and $350.0 million, respectively.

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        For more information, see Note 6, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 of this report.

        Foreign Currency Risk.    Our sales of finished goods and purchases of raw materials and supplies from outside the U.S. are generally denominated in U.S. dollars. During each of the last three fiscal years our net sales to foreign countries represented less than 1.0% of our total net sales. As a result of the Culver Specialty Brands acquisition, we expect our net sales to foreign countries to increase to approximately 3.0% of our total net sales in fiscal 2012. Our foreign sales, including the incremental sales related to the Culver Specialty Brands acquisition, are primarily to customers in Canada. We also purchase certain raw materials from foreign suppliers. For example, we purchase the majority of our maple syrup requirements from suppliers in Québec, Canada. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.

        As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have a material impact on operating results.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated balance sheets at December 31, 2011 and January 1, 2011 and the consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for fiscal 2011, 2010 and 2009 and related notes are set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), B&G Foods, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
February 28, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited B&G Foods, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). B&G Foods, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion B&G Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 28, 2012

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$16,738	$98,738
Trade accounts receivable, less allowance for doubtful accounts and discounts of $723 and $765 in 2011 and 2010	39,476	34,445
Inventories	85,234	74,563
Prepaid expenses	4,551	1,715
Income tax receivable	2,529	171
Deferred income taxes	1,696	5,439

Total current assets	150,224	215,071
Property, plant and equipment, net	61,930	60,812
Goodwill	262,827	253,744
Other intangibles, net	634,522	332,001
Other assets	23,420	10,095

Total assets	$1,132,923	$871,723

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$24,427	$15,531
Accrued expenses	26,719	25,584
Interest rate swap	—	12,012
Current portion of long-term debt	9,750	—
Dividends payable	10,971	8,099

Total current liabilities	71,867	61,226
Long-term debt	710,357	477,748
Other liabilities	9,409	4,232
Deferred income taxes	105,743	97,932

Total liabilities	897,376	641,138
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 47,700,132 and 47,639,924 issued and outstanding as of December 31, 2011 and January 1, 2011, respectively	477	476
Additional paid-in capital	159,916	201,770
Accumulated other comprehensive loss	(10,430)	(7,002)
Retained earnings	85,584	35,341

Total stockholders' equity	235,547	230,585

Total liabilities and stockholders' equity	$1,132,923	$871,723

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net sales	$543,866	$513,337	$501,016
Cost of goods sold	366,090	345,668	352,283

Gross profit	177,776	167,669	148,733
Operating expenses:
Selling, general and administrative expenses	57,618	56,495	53,966
Amortization expense	6,679	6,457	6,450

Operating income	113,479	104,717	88,317
Other expenses:
Interest expense, net	36,675	40,342	49,432
Loss on extinguishment of debt	—	15,224	10,220

Income before income tax expense	76,804	49,151	28,665
Income tax expense	26,561	16,772	11,224

Net income	$50,243	$32,379	$17,441

Earnings per share:
Basic	$1.05	$0.68	$0.44
Diluted	$1.04	$0.67	$0.44
Cash dividends declared per share	$0.86	$0.68	$0.68

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

(In thousands, except share and per share data)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Accumulated Deficit/Retained Earnings	Total Stockholders Equity
	Shares	Amount
Balance at January 3, 2009	36,246,657	$362	$171,123	$(12,358)	$(14,479)	$144,648

Foreign currency translation	—	—	—	178	—	$178
Reclassification to interest expense (net of $642 of taxes)	—	—	—	1,051	—	1,051
Change in pension benefit (net of $1,070 of taxes)	—	—	—	1,752	—	1,752
Net income	—	—	—	—	17,441	17,441

Comprehensive income						$20,422
Issuance of common stock	11,500,000	115	86,485	—	—	86,600
Share-based compensation	24,135	—	4,599	—	—	4,599
Repurchase of common stock	(403,500)	(3)	(2,331)	—	—	(2,334)
Dividends declared on common stock, $0.68 per share	—	—	(28,327)	—	—	(28,327)

Balance at January 2, 2010	47,367,292	$474	$231,549	$(9,377)	$2,962	$225,608

Foreign currency translation	—	—	—	72	—	$72
Reclassification to interest expense (net of $660 of taxes)	—	—	—	1,033	—	1,033
Change in pension benefit (net of $834 of taxes)	—	—	—	1,270	—	1,270
Net income	—	—	—	—	32,379	32,379

Comprehensive income						$34,754
Issuance of common stock for share-based compensation	272,632	2	(1,462)	—	—	(1,460)
Share-based compensation	—	—	3,747	—	—	3,747
Tax benefit from issuance of common stock for share-based compensation	—	—	326	—	—	326
Dividends declared on common stock, $0.68 per share	—	—	(32,390)	—	—	(32,390)

Balance at January 1, 2011	47,639,924	$476	$201,770	$(7,002)	$35,341	$230,585

Foreign currency translation	—	—	—	(69)	—	$(69)
Reclassification to interest expense (net of $1,373 of taxes)	—	—	—	2,296	—	2,296
Change in pension benefit (net of $3,261 of taxes)	—	—	—	(5,655)	—	(5,655)
Net income	—	—	—	—	50,243	50,243

Comprehensive income						$46,815
Share-based compensation	—	—	4,098	—	—	4,098
Issuance of common stock for share-based compensation	278,109	3	(2,239)	—	—	(2,236)
Repurchase of common stock	(217,901)	(2)	(3,650)	—	—	(3,652)
Tax benefit from issuance of common stock for share-based compensation	—	—	1,047	—	—	1,047
Dividends declared on common stock, $0.86 per share	—	—	(41,110)	—	—	(41,110)

Balance at December 31, 2011	47,700,132	$477	$159,916	$(10,430)	$85,584	$235,547

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Cash flows from operating activities:
Net income	$50,243	$32,379	$17,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,229	15,023	14,695
Amortization of deferred debt financing costs and bond discount	2,251	2,016	2,759
Loss on extinguishment of debt	—	15,224	10,220
Deferred income taxes	13,529	9,452	9,445
Realized gain on interest rate swap	(612)	—	—
Unrealized loss (gain) on interest rate swap	—	436	(1,541)
Reclassification to net interest expense for interest rate swap	3,669	1,693	1,693
Share-based compensation expense	4,098	3,747	4,599
Excess tax benefits from share-based compensation	(1,047)	(326)	—
Provision for doubtful accounts	(36)	127	(59)
Changes in assets and liabilities, net of effects of business acquired:
Trade accounts receivable	(4,995)	1,174	2,149
Inventories	(3,170)	18,548	2,765
Prepaid expenses	(2,836)	808	(48)
Income tax receivable	(1,311)	1,019	1,357
Other assets	(14)	(1,136)	(169)
Trade accounts payable	8,896	(7,118)	(4,712)
Accrued expenses	1,135	7,164	2,303
Interest rate swap	(11,400)	—	—
Other liabilities	(2,596)	(1,353)	(43)

Net cash provided by operating activities	72,033	98,877	62,854

Cash flows from investing activities:
Capital expenditures	(10,556)	(10,965)	(10,704)
Payment for acquisition of business	(326,000)	(14,602)	—

Net cash used in investing activities	(336,556)	(25,567)	(10,704)

Cash flows from financing activities:
Prepayments and repurchases of long-term debt	(155,000)	(320,259)	(102,035)
Proceeds from issuance of long-term debt	397,000	347,448	—
Payments for repurchase of common stock	(3,652)	—	(2,334)
Proceeds from issuance of common stock, net	—	—	86,600
Dividends paid	(38,238)	(32,343)	(26,437)
Excess tax benefits from share-based compensation	1,047	326	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(2,236)	(1,460)	—
Payments of debt financing costs	(16,346)	(8,246)	(671)

Net cash provided by (used in) financing activities	182,575	(14,534)	(44,877)

Effect of exchange rate fluctuations on cash and cash equivalents	(52)	32	98

Net (decrease) increase in cash and cash equivalents	(82,000)	58,808	7,371
Cash and cash equivalents at beginning of year	98,738	39,930	32,559

Cash and cash equivalents at end of year	$16,738	$98,738	$39,930

Supplemental disclosures of cash flow information:
Cash interest payments	$31,380	$30,302	$49,227

Cash income tax payments	$14,365	$6,376	$1,615

Cash income tax refunds	$(23)	$(5)	$(1,180)

Non-cash transactions:
Dividends declared and not yet paid	$10,971	$8,099	$8,052

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, January 1, 2011 and January 2, 2010

(1) Nature of Operations

  Organization and Nature of Operations

        B&G Foods, Inc. is a holding company, the principal assets of which are the capital stock of its subsidiaries. Unless the context requires otherwise, references in this report to "B&G Foods," "our company," "we," "us" and "our" refer to B&G Foods, Inc. and its subsidiaries. Our financial statements are presented on a consolidated basis.

        We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico. Our products include hot cereals, fruit spreads, canned meats and beans, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers, tomato-based products and other specialty products. Our products are marketed under many recognized brands, including Ac'cent, B&G, B&M, Baker's Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Don Pepino, Emeril's, Grandma's Molasses, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, Ortega, Polaner, Red Devil, Regina, Sa-són, Sclafani, Sugar Twin, Trappey's, Underwood, Vermont Maid and Wright's. We also sell and distribute two branded household products, Static Guard and Kleen Guard. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution. We distribute our products throughout the United States via a nationwide network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

        Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons or other annual events. In the aggregate, however, sales of our products are not heavily weighted to any particular quarter due to the offsetting nature of demands for our diversified product portfolio. Sales during the fourth quarter are generally higher than those of the preceding three quarters. We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers, tomatoes and other related specialty items during the months of July through October, and we generally purchase substantially all of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

  Fiscal Year

        We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 31, 2011 (fiscal 2011), January 1, 2011 (fiscal 2010) and January 2, 2010 (fiscal 2009) contained 52 weeks each.

  Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers' financial condition. Our top ten customers accounted for approximately 51.0%, 50.6% and 50.5% of consolidated net sales in fiscal 2011, 2010 and 2009, respectively. Our top ten customers accounted for approximately 53.2%, 53.2% and 52.7% of our receivables as of the end of fiscal 2011, 2010 and 2009. Other than Wal-Mart, which accounted for 17.5%, 16.2% and 16.0% of our consolidated net sales in fiscal 2011, 2010 and 2009, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2011, 2010 or 2009. Other than Wal-Mart, which

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(1) Nature of Operations (Continued)

accounted for 14.4% and 15.0% of our consolidated receivables as of the end of fiscal 2011 and 2010, respectively, and Wal-Mart and C&S Wholesale Grocery, which accounted for 12.5% and 11.1% of our consolidated receivables, respectively, as of the end of fiscal 2009, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of fiscal 2011, 2010 and 2009. As of December 31, 2011, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.

        During fiscal 2011, 2010 and 2009 our sales to foreign countries represented less than 1.0% of net sales. Our foreign sales are primarily to customers in Canada.

  Acquisitions

        We have accounted for each of the following acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired and results of operations in our consolidated financial statements from the respective dates of acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles acquired are amortized over 18 to 20 years. Goodwill and other intangible assets are deductible for income tax purposes. Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist. See Note 5, "Goodwill and Other Intangible Assets."

        On November 30, 2011, we completed the acquisition of the Mrs. Dash, Sugar Twin, Baker's Joy, Molly McButter, Static Guard and Kleen Guard brands from Conopco, Inc. dba Unilever United States, Inc. for $326.0 million in cash. We refer to this acquisition as the "Culver Specialty Brands acquisition." The following table sets forth the preliminary allocation of the Culver Specialty Brands purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to inventory acquired. We anticipate completing the purchase price allocation during the second quarter of fiscal 2012.

        Culver Specialty Brands Acquisition (dollars in thousands):

Deferred taxes	$87
Equipment	129
Inventory	7,501
Goodwill	9,083
Customer relationship intangibles—amortizable intangible assets	30,800
Trademarks—indefinite life intangible assets	278,400

Total	$326,000

        On November 18, 2010, we acquired the Don Pepino and Sclafani brands from Violet Packing LLC for $14.6 million in cash. We refer to this acquisition as the "Don Pepino acquisition." The following

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(1) Nature of Operations (Continued)

table sets forth the allocation of the Don Pepino acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.

        Don Pepino Acquisition (dollars in thousands):

Property, Plant and Equipment	$4,775
Inventory	6,977
Other working capital	1,089
Goodwill	391
Customer relationship and other intangibles—amortizable intangible assets	590
Trademarks—indefinite life intangible assets	780

Total	$14,602

  Unaudited Pro Forma Summary of Operations

        The following pro forma summary of operations for fiscal 2011 and fiscal 2010 presents our operations as if the Culver Specialty Brands acquisition had occurred as of the beginning of fiscal 2010 (January 3, 2010). In addition to including the results of operations of the Culver Specialty Brands acquisition, the pro forma information gives effect to interest on additional borrowings and amortization of customer relationship intangibles. We also adjusted our unaudited pro forma net income for fiscal 2011 to exclude $1.4 million of acquisition-related transaction costs incurred in fiscal 2011 and instead reflected such costs in our unaudited pro forma net income for fiscal 2010. On an actual basis, the Culver Specialty Brands contributed $6.5 million of our aggregate $543.9 million of net sales for fiscal 2011.

	Fiscal 2011	Fiscal 2010
	(dollars in thousands)
Net sales	$623,602	$601,354
Net income	62,409	47,361
Basic earnings per share	$1.30	$1.00
Diluted earnings per share	$1.29	$0.98

        The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Culver Specialty Brands acquisition had occurred as of the beginning of fiscal 2010 and is not intended to be a projection of future results.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(2) Summary of Significant Accounting Policies (Continued)

        (b)   Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment and deferred tax assets; the determination of the useful life of customer relationship intangibles; and the accounting for share-based compensation expense. Actual results could differ significantly from these estimates and assumptions.

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

        (c)   Subsequent Events

        We have evaluated subsequent events for disclosure through the date of issuance of the accompanying consolidated financial statements.

        (d)   Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, all highly liquid debt instruments with maturities of three months or less when acquired are considered to be cash and cash equivalents.

        (e)   Inventories

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

        (f)    Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2011, 2010 and 2009 we capitalized $0.2 million, $0.1 million and $0.2 million, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(2) Summary of Significant Accounting Policies (Continued)

        (g)   Goodwill and Other Intangible Assets

        Goodwill and indefinite-lived intangible assets (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired.

        We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company with our company's carrying value, including goodwill. If the carrying value of our company exceeds our fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value of that goodwill and recognizing a loss for the difference. Calculating our fair value for purposes of the second step of the impairment test requires significant estimates and assumptions by management. We estimate our fair value by applying third party market value indicators to our net income before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization and acquisition-related transaction costs (which we define as adjusted EBITDA). We test indefinite-lived intangible assets for impairment by comparing their carrying value to their fair value.

        We completed our annual impairment tests for fiscal 2011, 2010 and 2009 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. Each test confirmed that the fair values of our goodwill and indefinite-lived intangibles significantly exceeded their carrying values.

        Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 18 to 20 years. Other intangible assets are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of two years.

        (h)   Deferred Debt Financing Costs

        Debt financing costs are capitalized and amortized over the term of the related debt agreements and are classified as other assets. Amortization of deferred debt financing costs for fiscal years 2011, 2010 and 2009 was $1.9 million, $1.7 million and $2.8 million, respectively.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(2) Summary of Significant Accounting Policies (Continued)

        Assets to be disposed of are separately presented in the consolidated balance sheets and are no longer depreciated.

        During fiscal 2011, 2010 and 2009, we amortized $6.7 million, $6.5 million and $6.5 million, respectively, of the customer relationship and other intangibles.

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

	Foreign Currency Translation	Interest Rate Swap, Net of Tax	Pensions, Net of Tax	Total
January 1, 2011	$(7)	$(2,296)	$(4,699)	$(7,002)
December 31, 2011	(76)	—	(10,354)	(10,430)

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

        (l)    Revenue Recognition

        Revenues are recognized when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, is characterized as a reduction of sales when recognized in the vendor's income statement. As a result, coupon incentives, slotting and promotional expenses are recorded as a reduction of sales.

        (m)  Selling, General and Administrative Expenses

        We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. We expense our advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. Advertising expenses were approximately $4.3 million, $4.9 million and $2.9 million, for the fiscal years 2011, 2010 and 2009, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

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

        (o)   Share Based Compensation Expense

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

December 31, 2011, January 1, 2011 and January 2, 2010

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

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(In thousands, except share and per share data)
Net income	$50,243	$32,379	$17,441
Weighted average common shares outstanding:
Basic	47,855,666	47,584,260	39,324,897
Net effect of dilutive share-based compensation awards	684,878	699,660	33,564

Diluted	48,540,544	48,283,920	39,358,461

Earnings per share:
Basic	$1.05	$0.68	$0.44
Diluted	$1.04	$0.67	$0.44

        (s)   Recently Issued Accounting Standards

        In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, the determination of the principle market and the requirement for additional fair value measurements or disclosures. This guidance is effective for interim

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(2) Summary of Significant Accounting Policies (Continued)

and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued an accounting standards update relating to the presentation of comprehensive income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS, the FASB decided, to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments in the update. The update require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The update impacts presentation and disclosure only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or liquidity.

        In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer's involvement in multiemployer plans. We adopted the provisions of this new guidance for fiscal 2011. See Note 11, "Pension Benefits." This amendment impacts disclosure only, and therefore adoption did not have an impact on our consolidated financial position, results of operations or liquidity.

        In September 2011, the FASB amended its guidance regarding goodwill impairment. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. This amendment impacts testing steps only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or liquidity.

(3) Inventories

        Inventories consist of the following as of the dates indicated (in thousands):

	December 31, 2011	January 1, 2011
Raw materials and packaging	$22,822	$23,000
Work in process	347	274
Finished goods	62,065	51,289

Total	$85,234	$74,563

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(4) Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following as of the dates indicated (in thousands):

	December 31, 2011	January 1, 2011
Land	$2,989	$2,990
Buildings and improvements	36,347	35,107
Machinery and equipment	100,689	94,163
Office furniture and vehicles	10,062	9,128
Construction-in-progress	1,699	286

	151,786	141,674
Less: accumulated depreciation	(89,856)	(80,862)

Total	$61,930	$60,812

        Depreciation expense was $9.5 million, $8.6 million and $8.2 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

(5) Goodwill and Other Intangible Assets

        The carrying amount of goodwill changed as follows during fiscal 2011 and fiscal 2010 (in thousands):

	Fiscal 2011	Fiscal 2010
Beginning balance	$253,744	$253,353
Culver Specialty Brands acquisition	9,083	—
Don Pepino acquisition	—	391

Ending balance	$262,827	$253,744

        The carrying amount of trademarks, which have an indefinite life, changed as follows during fiscal 2011 and fiscal 2010 (in thousands):

	Fiscal 2011	Fiscal 2010
Beginning balance	$228,000	$227,220
Culver Specialty Brands acquisition	278,400	—
Don Pepino acquisition	—	780

Ending balance	$506,400	$228,000

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(5) Goodwill and Other Intangible Assets (Continued)

        The carrying amount of other intangible assets changed as follows during fiscal 2011 and 2010 (in thousands):

	Customer Relationship Intangibles	Other Intangible Assets	Total Other Intangible Assets	Less: Accumulated Amortization	Total
Balance at January 2, 2010	$129,000	$—	$129,000	$(19,132)	$109,868
Don Pepino acquisition	440	150	590	—	590
Amortization expense	—	—	—	(6,457)	(6,457)

Balance at January 1, 2011	$129,440	$150	$129,590	$(25,589)	$104,001
Culver Specialty Brands acquisition	30,800	—	30,800	—	30,800
Amortization expense	—	—	—	(6,679)	(6,679)

Balance at December 31, 2011	$160,240	$150	$160,390	$(32,268)	$128,122

        We expect to recognize $8.1 million of amortization expense in fiscal 2012 and $8.0 million for each of the next four fiscal years thereafter associated with our current other intangible assets.

(6) Long-Term Debt

        Long-term debt consists of the following as of the dates indicated (in thousands):

	December 31, 2011	January 1, 2011
Current and former senior secured credit agreement:
Revolving credit facility	$—	$—
Term loan due 2013	—	130,000
Tranche A term loan due 2016, net of unamortized discount of $734 at December 31, 2011	149,266	—
Tranche B term loan due 2018, net of unamortized discount of $2,227 at December 31, 2011	222,773	—
7.625% senior notes due 2018, net of unamortized discount of $1,932 and $2,252 at December 31, 2011 and January 1, 2011	348,068	347,748

Total long-term debt, net of unamortized discount	720,107	477,748
Current portion of long-term debt	(9,750)	—

Long-term debt, net of unamortized discount and excluding current portion	$710,357	$477,748

        Senior Secured Credit Agreement.    On November 30, 2011, in connection with the Culver Specialty Brands acquisition, we entered into a new senior secured credit agreement, which includes a $200.0 million revolving credit facility, $150.0 million of tranche A term loans and $225.0 million of

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(6) Long-Term Debt (Continued)

tranche B term loans. The proceeds of the term loan borrowings, $25.0 million of revolving loans and cash on hand were used to repay all $130.0 million of outstanding borrowings under our prior credit agreement, fund the acquisition purchase price and pay related transaction fees and expenses.

        At December 31, 2011, all revolving loans had been repaid and the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit, was $199.5 million. Proceeds of the revolving credit facility are restricted for use solely for general corporate purposes and acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. We are required to pay a commitment fee of 0.50% per annum on the unused portion of the new revolving credit facility. The maximum letter of credit capacity under the new revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are LIBOR loans.

        The tranche A term loans are subject to amortization at the following rates: 5% in the first year, 10% in the second year and 15% in each of the third and fourth years. The balance of all borrowings under the tranche A term loan facility are due and payable at maturity on November 30, 2016. The tranche B term loans are subject to amortization at the rate of 1% annually with the balance due at maturity on November 30, 2018. The revolving credit facility matures on November 30, 2016.

        Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio. At the end of fiscal 2011, the tranche A term loan interest rate was 3.296%. Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.50%, and LIBOR plus an applicable margin of 3.50%, in each case subject to a 1.0% LIBOR floor. At the end of fiscal 2011, the tranche B term loan interest rate was 4.50%.

        We may prepay the term loans or permanently reduce the revolving credit facility commitment under the credit agreement at any time without premium or penalty (other than customary breakage costs with respect to the early termination of LIBOR loans, and only in the case of the tranche B term loans, a 1% prepayment penalty to be paid in the event of a repricing transaction (as defined in the credit agreement) that occurs within the first year of the credit agreement). Subject to certain exceptions, the credit agreement provides for mandatory prepayment upon certain asset dispositions and issuances of securities. The credit agreement is also subject to mandatory annual prepayments commencing in April 2013 if our senior secured leverage (defined as the ratio of our consolidated senior secured debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) exceeds certain ratios as follows: 50% of our adjusted excess cash flow (as defined in the credit agreement and which takes into account certain dividend payments and other adjustments) if our senior secured leverage ratio is greater than or equal to 3.00 to 1.00 (with step-downs to 25% and 0% if our senior secured leverage ratio is less than 3.00 to 1.00 and 2.50 to 1.00, respectively).

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(6) Long-Term Debt (Continued)

        Our obligations under the credit agreement are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit agreement is secured by substantially all of our and our domestic subsidiaries' assets except our and our domestic subsidiaries' real property. The credit agreement contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting the ability of us to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens.

        The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), commencing with the period ending March 31, 2012, may not exceed the ratios indicated below:

Fiscal Quarters Ending In	Consolidated Leverage Ratio
2012	6.25 to 1.00
2013	6.00 to 1.00
2014	5.50 to 1.00
2015	5.00 to 1.00
2016	4.50 to 1.00
2017	4.00 to 1.00
2018	4.00 to 1.00

We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 for any four quarter period, commencing with the four quarter period ending with the first quarter of 2012. As of December 31, 2011, we were in compliance with all of the covenants in the credit agreement.

        The credit agreement also provides for an incremental term loan facility, pursuant to which we may request that the lenders under the credit agreement, and potentially other lenders, provide an additional $200.0 million of term loans on terms substantially consistent with those provided under the credit agreement. Among other things, the utilization of the incremental facility is conditioned on our ability to meet a senior secured leverage ratio of 3.50 to 1.00, and a sufficient number of lenders or new lenders agreeing to participate in the facility.

        7.625% Senior Notes due 2018.    In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a public offering price of 99.271% of face value. The original issue discount of $2.6 million and debt financing costs are being amortized over the life of the senior notes as interest expense. Interest on the senior notes is payable on January 15 and July 15 of each year. The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as described below.

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

December 31, 2011, January 1, 2011 and January 2, 2010

(6) Long-Term Debt (Continued)

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

        Our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The senior notes and the subsidiary guarantees are our and the guarantors' general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors' secured indebtedness and to the indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors' existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors' future subordinated debt. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of our senior notes.

        Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 31, 2011, we were in compliance with all of the covenants in the senior notes indenture.

        Subsidiary Guarantees.    We have no assets or operations independent of our direct and indirect subsidiaries. All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt, and management has determined that our Canadian subsidiaries, which are our only subsidiaries that are not guarantors of our long-term debt are "minor subsidiaries" as that term is used in Rule 3-10 of Regulation S-X promulgated by the SEC. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

        Prior Senior Secured Credit Agreement.    On November 30, 2011, we used a portion of the proceeds of our new credit agreement described above to repay in full $130.0 million of term loan borrowings under our prior credit agreement. We did not incur any early termination penalties in connection with the prepayment. As of November 30, 2011, the interest rate for the term loan borrowings under our prior credit agreement was 2.33% based upon a three-month LIBOR contract that was scheduled to

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(6) Long-Term Debt (Continued)

expire on December 2, 2011. As of January 1, 2011, the interest rate for the term loan borrowings under our prior credit agreement 7.0925% based upon an interest rate swap then in place. See Note 8, "Disclosures about Derivative Instruments and Hedging Activities."

        12% Senior Subordinated Notes due 2016.    During fiscal 2009, we repurchased $96.3 million principal amount of our senior subordinated notes, including $6.3 million in a privately negotiated transaction, and $90.0 million at a cash redemption price of 106% of the principal amount of the notes being redeemed, plus accrued and unpaid interest. In January 2010, we repurchased $44.7 million aggregate principal amount of the senior subordinated notes at a repurchase price of 106.5% of such principal amount plus accrued and unpaid interest. In February 2010, we repurchased or redeemed the remaining $24.8 million aggregate principal amount of the senior subordinated notes at a price equal to 106.0% of such principal amount, plus accrued and unpaid interest.

        8% Senior Notes due 2011.    In January 2010, we repurchased $238.9 million aggregate principal amount of the 8% senior notes at a repurchase price of 102.375% of such principal amount plus accrued and unpaid interest. In February 2010, we repurchased or redeemed the remaining $1.1 million aggregate principal amount of the 8% senior notes at a price equal to 102.0% of such principal amount, plus accrued and unpaid interest.

        Deferred Debt Financing Costs.    During fiscal 2009, we wrote-off and expensed $4.4 million of deferred debt financing costs relating to the repurchase during the year of $96.3 million principal amount of senior subordinated notes. During fiscal 2009, we also capitalized approximately $0.7 million of additional debt financing costs in connection with an amendment to our prior credit agreement. In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes. During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes. During fiscal 2011, we capitalized approximately $16.3 million of debt financing costs, which will be amortized over the five year term of the revolving credit facility and tranche A term loans and the seven year term of the tranche B term loans.

        As of December 31, 2011 and January 1, 2011 we had net deferred debt financing costs of $23.1 million and $8.7 million, respectively.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt during fiscal 2009 included $10.2 million of costs relating to our repurchase and redemption of $96.3 million aggregate principal amount of senior subordinated notes during fiscal 2009, including $5.8 million for the payment of a repurchase premium and a non-cash charge of $4.4 million for the write-off of unamortized deferred financing costs associated with the notes repurchased. In connection with the retirement of the remaining 8% senior notes and 12% senior subordinated notes, we incurred a loss on extinguishment of debt of approximately $15.2 million during the first quarter of 2010, including the repurchase premium and other expenses of $10.7 million and as mentioned above, a write-off and expense of $4.5 million of deferred debt financing costs. During fiscal 2011, we did not have any loss on extinguishment of debt.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(6) Long-Term Debt (Continued)

        Contractual Maturities.    As of December 31, 2011, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
2012	$9,750
2013	17,250
2014	24,750
2015	24,750
2016	84,750
Thereafter	563,750

Total	$725,000

        Accrued Interest.    At December 31, 2011 and January 1, 2011 accrued interest of $13.2 million per year is included in accrued expenses in the accompanying consolidated balance sheets.

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

        Level 2—Inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. We used a discounted cash flow analysis of the implied yield curves to value the interest rate swap. While these inputs were observable, they were not all quoted market prices, so the fair values of the interest rate swap fell in Level 2.

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

December 31, 2011, January 1, 2011 and January 2, 2010

(7) Fair Value Measurements (Continued)

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        The carrying values and fair values of our term loan borrowings and senior notes as of December 31, 2011 and January 1, 2011 are as follows (in thousands):

	December 31, 2011			January 1, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Term Loan due 2013	$—		$—	$130,000		$128,050
Tranche A Term Loan due 2016	149,266	(2)	150,000	—		—
Tranche B Term Loan due 2018	222,773	(2)	226,125	—		—
7.625% Senior Notes due 2018	348,068	(2)	372,750	347,748	(2)	362,250

(1)
Fair values are estimated based on quoted market prices.

(2)
The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount. The face amounts of the tranche A term loan, tranche B term loan and senior notes are $150.0 million, $225.0 million and $350.0 million, respectively.

        As of the end of fiscal 2010, our term loan borrowings were subject to an interest rate swap. See Note Note 8, "Disclosures about Derivative Instruments and Hedging Activities" for additional information regarding the interest rate swap.

(8) Disclosures about Derivative Instruments and Hedging Activities

        The following table presents the fair value and the location within our consolidated balance sheet of all assets and liabilities associated with derivative instruments not designated as hedging instruments for accounting purposes (in thousands):

		Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at January 1, 2011	Fair Value at January 1, 2011
Interest rate swap	Current liabilities	—	$12,012

        The interest rate swap is no longer outstanding and we do not currently have any derivatives designated as hedging instruments.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(8) Disclosures about Derivative Instruments and Hedging Activities (Continued)

        The following table presents the impact of derivative instruments and their location within our consolidated statement of operations (in thousands):

	Amount of Loss Recognized in Income on Derivatives		Amount of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Fiscal Year Ended December 31, 2011		Fiscal Year Ended January 1, 2011		Location of Loss Recognized in Income on Derivatives
Interest rate swap	$3,057	*	$2,129	*	Interest expense, net

*
The amount included in net interest expense for fiscal 2011 consists of a realized gain of $612 on the interest rate swap, a $1,552 charge (pre-tax) for the reclassification to net interest expense from accumulated other comprehensive income and a write-off (pre-tax charge) of $2,117 of the remaining accumulated other comprehensive income due to our early termination of the $130.0 million term loan borrowings. The amount included in net interest expense for fiscal 2010 consists of $436 unrealized loss on the interest rate swap and $1,693 charge (pre-tax) for the reclassification to net interest expense from accumulated other comprehensive income, respectively.

        See Note 7, "Fair Value Measurements" for additional information regarding the interest rate swap.

(9) Income Taxes

        The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
U.S.	$76,745	$49,103	$28,644
Foreign	59	48	21

Total	$76,804	$49,151	$28,665

        Income tax expense (benefit) consists of the following (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Current:
Federal	$11,726	$6,806	$1,665
State	1,289	505	83
Foreign	17	9	31

Subtotal	13,032	7,320	1,779
Deferred:
Federal	13,897	9,824	8,300
State	(368)	(372)	1,145

Subtotal	13,529	9,452	9,445

Total	$26,561	$16,772	$11,224

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(9) Income Taxes (Continued)

        Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2011, 2010 and 2009 to income before income tax expense) as a result of the following:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit/expense	2.2%	2.3%	4.2%
Impact on deferred taxes from changes in state tax rates	(1.5)%	(2.1)%	—
Permanent differences	(1.1)%	(0.8)%	(0.2)%
Other differences	—	(0.3)%	0.2%

Total	34.6%	34.1%	39.2%

        In fiscal 2011 and 2010, changes in state tax laws impacting apportionment rates resulted in a decrease of our blended state rate, resulting in a tax benefit of $1.2 million and $1.1 million, respectively.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31, 2011	January 1, 2011
Deferred tax assets:
Accounts receivable, principally due to allowance	$37	$37
Inventories, principally due to additional costs capitalized for tax purposes	979	752
Accruals and other liabilities	6,409	8,120
Net operating loss and tax credit carryforwards	24	66
Deferred debt financing costs	—	249

Total gross deferred tax assets	7,449	9,224
Deferred tax liabilities:
Plant and equipment	(7,217)	(5,845)
Goodwill and other intangible assets	(103,460)	(95,356)
Prepaid expenses	(819)	(516)

Total gross deferred tax liabilities	(111,496)	(101,717)

Net deferred tax liability	$(104,047)	$(92,493)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(9) Income Taxes (Continued)

this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, at December 31, 2011. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

        The valuation allowance at December 31, 2011 and January 1, 2011 was $0.

        At December 31, 2011 we have intangibles of $531.1 million for tax purposes, which are amortizable through 2026.

        We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. Although we do not believe that we are currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of December 31, 2011, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2009 and forward
United States—States	2008 and forward
Canada	2008 and forward

        As of December 31, 2011, we do not have any reserves for uncertain tax positions. Our policy is to classify interest and penalties that result from any income tax uncertainties as income tax expense.

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

        Dividends.    The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock. In the event of any liquidation, dissolution or winding up of our company, common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock. See Note 14, "Quarterly Financial Data (unaudited)" for dividends declared for each quarter of fiscal 2011 and 2010.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(10) Capital Stock (Continued)

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

        During the fiscal 2011 we repurchased and retired 217,901 shares of common stock at an average cost per share (excluding fees and commissions) of $16.73, or $3.6 million in the aggregate. As of December 31, 2011, we had $21.4 million available for any future repurchases of common stock and/or senior notes under the stock and debt repurchase plan.

        We did not repurchase any shares of common stock during fiscal 2010. During fiscal 2009, we repurchased and retired 403,500 shares of common stock at an average cost per share (excluding fees and commissions) of $5.76, or $2.3 million in the aggregate, pursuant to a stock repurchase program originally authorized by our board of directors in October 2008. That stock repurchase program authorization expired during the third quarter of 2010.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(11) Pension Benefits (Continued)

        The following table sets forth our defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 31, 2011 and January 1, 2011 measurement dates for fiscal 2011 and 2010, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	December 31, 2011	January 1, 2011
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$35,942	$32,904
Actuarial loss	8,081	496
Service cost	1,943	1,498
Interest cost	2,052	1,817
Benefits paid	(899)	(773)

Projected benefit obligation at end of year	47,119	35,942

Change in plan assets:
Fair value of plan assets at beginning of year	34,333	26,665
Actual gain on plan assets	1,345	4,296
Employer contributions	4,225	4,145
Benefits paid	(899)	(773)

Fair value of plan assets at end of year	39,004	34,333

Net amount recognized:
Other assets	$—	$1,143
Other long-term liabilities	(8,115)	(2,752)

Funded status at the end of the year	$(8,115)	$(1,609)

Amount recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(260)	$(305)
Actuarial loss	(16,162)	(7,201)
Deferred taxes	6,068	2,807

Accumulated other comprehensive loss	$(10,354)	$(4,699)

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal 2012 are as follows (in thousands):

Prior service cost	$45
Actuarial loss	866

$911

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(11) Pension Benefits (Continued)

	December 31, 2011	January 1, 2011
Weighted-average assumptions:
Discount rate	4.34%	5.50%
Rate of compensation increase	3.00%	4.00%
Expected long-term rate of return	7.25%	7.25%

        The discount rate used to determine year-end fiscal 2011 and fiscal 2010 pension benefit obligations was derived by matching the plans' expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

        The overall expected long-term rate of return on plan assets assumption is based upon a building-block method, whereby the expected rate of return on each asset class is broken down into the following components: (1) inflation; (2) the real risk-free rate of return (i.e., the long-term estimate of future returns on default-free U.S. government securities); and (3) the risk premium for each asset class (i.e., the expected return in excess of the risk-free rate).

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

        Net periodic cost includes the following components (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Service cost—benefits earned during the period	$1,943	$1,498	$1,661
Interest cost on projected benefit obligation	2,052	1,817	1,785
Expected return on plan assets	(2,630)	(2,052)	(1,463)
Amortization of unrecognized prior service cost	45	45	45
Amortization of loss	405	311	743

Net pension cost	$1,815	$1,619	$2,771

        The asset allocation for our pension plans at the end of fiscal 2011 and fiscal 2010, and the target allocation for fiscal 2012, by asset category, follows. The fair value of plan assets for these plans is $39.0 million and $34.3 million at the end of fiscal 2011 and fiscal 2010, respectively. The expected long-term rate of return on these plan assets was 7.25% in fiscal 2011 and fiscal 2010.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

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

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation	December 31, 2011	January 1, 2011
Equity securities	60%	64%	51%
Fixed income securities	40%	29%	42%
Other	—	7%	7%

Total		100%	100%

        The general investment objective of each of the pension plans is to grow the plan assets in relation to the plan liabilities while prudently managing the risk of a decrease in the plan's assets relative to those liabilities. To meet this objective, our management has adopted the above target allocations that it reconsiders from time to time as circumstances change. The actual plan asset allocations may be within a range around these targets. The actual asset allocations are reviewed and rebalanced on a periodic basis.

        The fair values of our pension plan assets at December 31, 2011 and January 1, 2011, utilizing the fair value hierarchy discussed in Note 7, "Fair Value Measurements" follow (in thousands):

	December 31, 2011		January 1, 2011
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$2,705	$—	$2,260	$—
Equity securities:
U.S. mutual funds	11,124	—	13,467	—
Foreign mutual funds	—	—	586	—
U.S. common stocks	13,203	—	3,404	—
Foreign common stocks	630	—	—	—
Fixed income securities:
U.S. mutual funds	11,342	—	14,616	—

Total	$39,004	$—	$34,333	$—

        The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $13.2 million of U.S. common stocks in fiscal 2011, $3.8 million is invested in B&G Foods' common stock. All $3.4 million of U.S. common stocks in fiscal 2010 was invested in B&G Foods' common stock.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(11) Pension Benefits (Continued)

        Information about the expected cash flows for the pension plan follows (in thousands):

Pension Payments
Benefit payments:
2012	$1,102
2013	1,208
2014	1,384
2015	1,599
2016	1,721
2017 to 2021	12,728

        We currently anticipate making contributions of approximately $4.2 million to our pension plan in fiscal 2012.

        We also sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $0.7 million, $0.7 million and $0.6 million for fiscal 2011, 2010 and 2009, respectively.

        We also contribute to the Bakery and Confectionary Union and Industry International Pension Fund (EIN 52-6118572, Plan No. 001), a multi-employer pension plan, sponsored by the Bakery, Confectionary, Tobacco Workers and Grain Millers International Union (BCTGM). The plan provides multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated BCTGM local unions. The collective bargaining agreement for our Portland, Maine employees participating in the plan expires on April 28, 2012. The plan was not in endangered nor in critical status as of the most recent annual period, no surcharge was imposed, and it was classified in the Green Zone for both plan years ending December 31, 2010 and December 31, 2009. There were no significant changes in the contractual employer contribution rate or number of employees for 2010 or 2009. B&G Foods made contributions to the plan of $1.0 million, $1.1 million and $1.1 million for fiscal 2011, 2010 and 2009, respectively. These contributions represented less than five percent of total contributions made to the plan.

(12) Commitments and Contingencies

        Operating Leases.    We have several noncancelable operating leases, primarily for our corporate headquarters, one of our manufacturing facilities, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance. Total rental expense for our operating leases was $5.5 million, $6.1 million and $5.7 million, for fiscal 2011, 2010 and 2009, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(12) Commitments and Contingencies (Continued)

        As of December 31, 2011, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows (in thousands):

Fiscal year ending:	Third Parties
2012	$5,608
2013	4,366
2014	3,301
2015	2,934
2016	2,973
Thereafter	2,111

Total	$21,293

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

        Environmental.    We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2011, 2010 or 2009 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

        Collective Bargaining Agreements.    As of December 31, 2011, approximately 341 of our 739 employees, or 46.1%, were covered by collective bargaining agreements, of which 105 were covered by a collective bargaining agreements expiring within the next 12 months. Our collective bargaining agreement with the Bakery, Confectionary, Tobacco Workers and Grain Millers International Union, AFL-CIO (Local No. 334) that covers our Portland, Maine employees is scheduled to expire on April 28, 2012. As of the date of issuance of the accompanying consolidated financial statements, we are in negotiations for a new collective bargaining agreement for our Portland, Maine facility. However, we cannot assure you that we will be able to negotiate a new Portland collective bargaining agreement on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If prior to the expiration of the Portland collective bargaining agreement we are unable to reach a new agreement without union action or any such new agreement is not on terms satisfactory to us, our business, financial condition or results of operations could be materially and adversely affected. At this time, however, management does not expect that the outcome of these negotiations will have a material

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(12) Commitments and Contingencies (Continued)

adverse impact on our business, financial condition or results of operations. None of our other collective bargaining agreements is scheduled to expire within the next 12 months.

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

(13) Incentive Plans

        Annual Bonus Plan.    Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company's attainment of pre-set annual financial objectives. Awards are normally paid in cash in a lump sum following the close of each plan year. At December 31, 2011 and January 1, 2011, accrued expenses in the accompanying consolidated balance sheets include annual bonus accruals of $3.8 million and $3.7 million, respectively.

        2008 Omnibus Incentive Compensation Plan.    Upon the recommendation of our compensation committee, our board of directors on March 10, 2008 adopted (subject to stockholder approval) the B&G Foods, Inc. 2008 Omnibus Incentive Compensation Plan, which we refer to as the 2008 Omnibus Plan. Our stockholders approved the 2008 Omnibus Plan at our annual meeting on May 6, 2008.

        The 2008 Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. Subject to adjustment as provided in the plan, the total number of shares of common stock available for awards under the plan is 4,500,000, of which 3,907,124 were available for future issuance as of December 31, 2011. Some of those shares are subject to outstanding performance share long-term incentive awards (LTIAs) as described in the table below.

        Performance Share Awards.    Beginning in fiscal 2008, our compensation committee has made annual grants of performance share LTIAs to our executive officers and certain other members of senior management under the 2008 Omnibus Plan. The LTIAs entitle the participants to earn shares of common stock upon the attainment of certain performance goals over the applicable performance period. The performance period is typically three years. However, in order to phase in the program, the compensation committee granted three sets of performance share awards in 2008, with a one-year, two-year and three-year performance period, respectively.

        The LTIAs, each have a threshold, target and maximum payout. The awards are settled based upon our performance over the applicable performance period. For the LTIAs granted to date, the applicable performance metric is and has been "excess cash" (as defined in the award agreements). If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant to the awards. If our performance meets or exceeds the performance threshold,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(13) Incentive Plans (Continued)

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

        260,313 shares of common stock were issued in February 2011 in respect of LTIAs. The excess tax benefit recorded to additional paid in capital as of the result of the issuance was $1.0 million. 251,368 shares of common stock were issued in March 2010 in respect of LTIAs. The excess tax benefit recorded to additional paid in capital as of the result of the issuance was $0.3 million. No shares of common stock were issued for LTIAs in 2009.

        The following table details the activity in our performance share LTIAs for fiscal 2011:

	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value (per share)(2)
Beginning of fiscal 2011	2,041,437	$4.46
Granted	347,688	$11.78
Vested	(403,428)	$6.85
Forfeited	—	—

End of fiscal 2011	1,985,697	$5.25

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

        Non-Employee Director Stock Grants.    Each of our non-employee directors receives an annual equity grant as part of his or her non-employee director compensation. These shares fully vest when issued. In the aggregate, 17,796, 21,264 shares and 24,135 shares of common stock were issued to non-employee directors in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

        The following table sets forth the compensation expense recognized for share-based payments (LTIAs, non-employee director stock grants and other share based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2011	Fiscal 2010	Fiscal 2009
Compensation expense included in cost of goods sold	$767	$626	$814
Compensation expense included in selling, general and administrative expenses	3,331	3,121	3,785

Total compensation expense for share-based payments	$4,098	$3,747	$4,599

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, January 1, 2011 and January 2, 2010

(13) Incentive Plans (Continued)

        As of December 31, 2011, there was $4.2 million of unrecognized compensation expense related to LTIAs, which is expected to be recognized over the next two years.

(14) Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, expect per share data)
Net sales
2011	$131,405	$129,453	$133,010	$149,998
2010	$125,182	$121,145	$125,144	$141,866
Gross profit
2011	$44,867	$42,169	$41,450	$49,290
2010	$42,028	$39,398	$39,184	$47,059
Net income
2011	$13,305	$12,599	$12,084	$12,255
2010	$326	$8,493	$9,282	$14,278
Earnings per share
2011—Basic	$0.28	$0.26	$0.25	$0.26
2011—Diluted	$0.27	$0.26	$0.25	$0.25
2010—Basic	$0.01	$0.18	$0.19	$0.30
2010—Diluted	$0.01	$0.18	$0.19	$0.29
Cash dividends declared per share
2011	$0.21	$0.21	$0.21	$0.23
2010	$0.17	$0.17	$0.17	$0.17

        Earnings per share were computed individually for each of the quarters presented using the weighted average number of shares outstanding during each quarterly period, while earnings per share for the full year were computed using the weighted average number of shares outstanding during the full year; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the full year.

(15) Subsequent Events

        On February 15, 2012, our Board of Directors increased our company's quarterly dividend from $0.23 to $0.27 per share of common stock. On an annualized basis, the dividend increased from $0.92 to $1.08 per share. The next quarterly dividend will be payable on April 30, 2012 to shareholders of record as of March 30, 2012.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year ended January 2, 2010:
Allowance for doubtful accounts and discounts	$745	$(59)	—	$55	(a)	$631
Inventory reserve	$515	$—	—	65	(b)	$450
Year ended January 1, 2011:
Allowance for doubtful accounts and discounts	$631	$127	—	$(7	)(a)	$765
Inventory reserve	$450	$—	—	$25	(b)	$425
Year ended December 31, 2011:
Allowance for doubtful accounts and discounts	$765	$(36)	—	$6	(a)	$723
Inventory reserve	$425	$125	—	$—		$550

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

        Based on our evaluation under the framework of Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

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

Changes in Internal Control Over Financial Reporting.

        As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal

2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading "Available Information," the information required by this Item will appear in the sections entitled "Corporate Governance," "Proposal 1—Election of Directors," "Our Management," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" included in our definitive proxy statement to be filed on or before April 30, 2012, relating to the 2012 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item will appear in the section entitled "Executive Compensation" and "Compensation Discussion and Analysis" included in our definitive proxy statement to be filed on or before April 30, 2012, relating to the 2012 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes information, as of December 31, 2011, relating to the 2008 Omnibus Incentive Compensation Plan, which was approved by the company's stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,985,697	(1)		(2)	1,921,427	(1)(3)
Equity compensation plans not approved by security holders	—		—		—

Total	1,985,697	(1)	—		1,921,427	(1)(3)

(1)
For the 2009 to 2011 performance share long-term incentive awards (LTIAs), 2010 to 2012 performance share LTIAs and 2011 to 2013 performance share LTIAs, includes the maximum number of shares (i.e., 300% of the target number of shares) of common stock that may be issued under the 2008 Omnibus Incentive Compensation Plan in respect of the LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. 669,657 shares of common stock (which is net of shares withheld for minimum statutory tax withholding) were issued in February 2012 in respect of the 2009 to 2011 LTIAs.

(2)
Not applicable.

(3)
As of the end of fiscal 2011, of the 4,500,000 shares authorized for issuance under the 2008 Omnibus Plan, 3,907,124 remained available for issuance. This number exceeds the number set forth in column (c) because the actual number of shares to be issued under the LTIAs is likely to be substantially lower than the number of shares listed in column (a) because plan participants are likely to have shares withheld by our company to satisfy tax withholding requirements. In addition, as noted in footnote (1) above, the chart assumes maximum awards (i.e., 300% of the target number of shares) will be earned for the performance share LTIAs. There is no certainty, however, that awards will in fact be achieved at the maximum level or at all. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan.

          The remaining information required by this item will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in our definitive proxy statement to be filed on or before April 30, 2012, relating to the 2012 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

          The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" and "Corporate Governance" included in our definitive proxy statement to be filed on or before April 30, 2012, relating to the 2012 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

          The information required by this item will appear in the section entitled "Independent Registered Public Accounting Firm Fees" included in our definitive proxy statement to be filed on or before April 30, 2012, relating to the 2012 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        (a)   The following documents are filed as part of this report.

EXHIBIT NO.	DESCRIPTION
2.1	Asset Purchase Agreement, dated as of October 28, 2011, among Conopco, Inc., B&G Foods North America, Inc., and B&G Foods, Inc. (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed on October 31, 2011, and incorporated by reference herein)
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
4.3	Form of 7.625% Senior Note due 2018 (included in Exhibit 4.2)

EXHIBIT NO.	DESCRIPTION
4.4	Form of stock certificate for common stock (Filed as Exhibit 4.1 to B&G Foods' Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)
10.1
Credit Agreement, dated as of November 30, 2011, among B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time party thereto as lenders and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, Barclays Capital, and RBC Capital Markets, as joint lead arrangers and joint bookrunners, Barclays Capital and RBS Citizens, N.A., as co-syndication agents, and Royal Bank of Canada, as documentation agent (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on December 6, 2011, and incorporated by reference herein)
10.2
Guarantee and Collateral Agreement, dated as of November 30, 2011, among B&G Foods, Inc., B&G Foods North America, Inc., William Underwood Company, each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on December 6, 2011, and incorporated by reference herein)
10.3
Agreement by and between MSLO Emeril Acquisition Sub LLC (successor by assignment to Emeril's Food of Love Productions, L.L.C.) and B&G Foods, Inc. dated June 9, 2000 (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.4
Amended and Restated Employment Agreement by and between David L. Wenner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.5
Amended and Restated Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.6
Amended and Restated Employment Agreement by and between Vanessa E. Maskal and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.3 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.7
Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.8
Employment Agreement, dated as of August 6, 2009, between William F. Herbes and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on August 10, 2009, and incorporated by reference herein)
10.9
Employment Agreement, dated as of March 5, 2010, between William H. Wright and B&G Foods, Inc. (Filed as Exhibit 10.12 to B&G Foods' Annual Report on Form 10-K filed on March 1, 2011, and incorporated by reference herein)
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of B&G Foods, Inc.

EXHIBIT NO.	DESCRIPTION
23.1	Consent of KPMG LLP.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.
101.1
The following financial information from B&G Foods' Annual Report for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 28, 2012	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL
Robert C. Cantwell Executive Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Chairman of the Board of Directors	February 28, 2012
/s/ DAVID L. WENNER David L. Wenner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012
/s/ ROBERT C. CANTWELL Robert C. Cantwell	Executive Vice President of Finance, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 28, 2012
/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director	February 28, 2012
/s/ CHARLES F. MARCY Charles F. Marcy	Director	February 28, 2012
/s/ DENNIS M. MULLEN Dennis M. Mullen	Director	February 28, 2012
/s/ CHERYL M. PALMER Cheryl M. Palmer	Director	February 28, 2012
/s/ ALFRED POE Alfred Poe	Director	February 28, 2012