Form 10-Q
period 2012-03-31
B&G Foods, Inc.
filed 2012-04-26
CIK 1278027

As filed with the Securities and Exchange Commission on April 26, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                   .

Commission file number 001-32316

B&G FOODS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3918742 (I.R.S. Employer Identification No.)

4 Gatehall Drive, Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)

Registrant’s telephone number, including area code:  (973) 401-6500

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

As of April 26, 2012, the registrant had 48,369,789 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$19,964	$16,738
Trade accounts receivable, net	35,199	39,476
Inventories	85,989	85,234
Prepaid expenses	713	4,551
Income tax receivable	6,437	2,529
Deferred income taxes	1,685	1,696
Total current assets	149,987	150,224

Property, plant and equipment, net of accumulated depreciation of $92,314 and $89,856	61,296	61,930
Goodwill	262,827	262,827
Other intangibles, net	632,500	634,522
Other assets	22,474	23,420
Total assets	$1,129,084	$1,132,923

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$24,783	$24,427
Accrued expenses	17,805	26,719
Current portion of long-term debt	11,625	9,750
Dividends payable	13,060	10,971
Total current liabilities	67,273	71,867

Long-term debt	706,244	710,357
Other liabilities	8,015	9,409
Deferred income taxes	109,970	105,743
Total liabilities	891,502	897,376
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 48,369,789 and 47,700,132 shares issued and outstanding as of March 31, 2012 and December 31, 2011	484	477
Additional paid-in capital	145,010	159,916
Accumulated other comprehensive loss	(10,274)	(10,430)
Retained earnings	102,362	85,584
Total stockholders’ equity	237,582	235,547
Total liabilities and stockholders’ equity	$1,129,084	$1,132,923

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011

Net sales	$157,339	$131,405
Cost of goods sold	100,514	86,538
Gross profit	56,825	44,867

Operating expenses:
Selling, general and administrative expenses	16,640	14,150
Amortization expense	2,022	1,639
Operating income	38,163	29,078

Other expenses:
Interest expense, net	11,989	8,190
Income before income tax expense	26,174	20,888
Income tax expense	9,396	7,583
Net income	$16,778	$13,305

Weighted average shares outstanding:
Basic	48,039	47,982
Diluted	48,337	48,686

Earnings per share:
Basic	$0.35	$0.28
Diluted	$0.35	$0.27

Cash dividends declared per share	$0.27	$0.21

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011

Net income	$16,778	$13,305

Other comprehensive income:
Foreign currency translation adjustments	12	(86)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	144	51
Reclassification to net interest expense for interest rate swap, net of tax	—	265
Other comprehensive income	156	230
Comprehensive income	$16,934	$13,535

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011

Cash flows from operating activities:
Net income	$16,778	$13,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,441	3,954
Amortization of deferred debt financing costs and bond discount	1,257	500
Deferred income taxes	4,153	8,396
Share-based compensation expense	740	715
Excess tax benefits from share-based compensation	(8,118)	(1,117)
Realized gain on interest rate swap	—	(612)
Reclassification to net interest expense for interest rate swap	—	423
Changes in assets and liabilities:
Trade accounts receivable	4,277	4,671
Inventories	(755)	(2,894)
Prepaid expenses	3,838	883
Income tax receivable	4,210	(1,596)
Other assets	(88)	(179)
Trade accounts payable	356	5,493
Accrued expenses	(8,914)	(7,803)
Interest rate swap	—	(11,400)
Other liabilities	(1,190)	(1,073)
Net cash provided by operating activities	20,985	11,666

Cash flows from investing activities:
Capital expenditures	(1,770)	(1,504)
Net cash used in investing activities	(1,770)	(1,504)

Cash flows from financing activities:
Payments of long-term debt	(2,437)	—
Dividends paid	(10,971)	(8,099)
Excess tax benefits from share-based compensation	8,118	1,117
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(10,696)	(2,236)
Net cash used in financing activities	(15,986)	(9,218)

Effect of exchange rate fluctuations on cash and cash equivalents	(3)	(110)
Net increase in cash and cash equivalents	3,226	834

Cash and cash equivalents at beginning of period	16,738	98,738
Cash and cash equivalents at end of period	$19,964	$99,572

Supplemental disclosures of cash flow information:
Cash interest payments	$17,393	$15,082
Cash income tax payments	$1,034	$784
Non-cash transactions:
Dividends declared and not yet paid	$13,060	$10,059

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1)           Nature of Operations

B&G Foods, Inc. is a holding company, the principal assets of which are the shares of capital stock of its subsidiaries.  Unless the context requires otherwise, references in this report to “B&G Foods,” “our company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries.  Our financial statements are presented on a consolidated basis.

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include hot cereals, fruit spreads, canned meats and beans, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers, tomato-based products and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Don Pepino, Emeril’s, Grandma’s Molasses, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, Ortega, Polaner, Red Devil, Regina, Sa-són, Sclafani, Sugar Twin, Trappey’s, Underwood, Vermont Maid and Wright’s. We also sell and distribute two branded household products, Static Guard and Kleen Guard.  We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We distribute our products throughout the United States via a nationwide network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

Acquisition

On November 30, 2011, we completed the acquisition of the Mrs. Dash, Sugar Twin, Baker’s Joy, Molly McButter, Static Guard and Kleen Guard brands from Conopco, Inc. (dba Unilever United States, Inc.) for $326.0 million in cash.  We refer to this acquisition as the “Culver Specialty Brands acquisition.”  We have accounted for the Culver Specialty Brands acquisition using the acquisition method of accounting and, accordingly, have included the assets acquired and results of operations in our consolidated financial statements from the date of acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill.  Trademarks are deemed to have an indefinite useful life and are not amortized.  Customer relationship intangibles are amortized over 20 years.  Goodwill and other intangible assets are deductible for income tax purposes.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit and the property, plant and equipment and other intangible assets (including trademarks and customer relationships) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist.  See Note 4, “Goodwill and Other Intangible Assets.”

The following table sets forth the allocation of the Culver Specialty Brands acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.

Culver Specialty Brands Acquisition (dollars in thousands):
Deferred taxes	$87
Equipment	129
Inventory	7,501
Goodwill	9,083
Customer relationship intangibles—amortizable intangible assets	30,800
Trademarks — indefinite life intangible assets	278,400
Total	$326,000

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the first quarter of fiscal 2011 presents our operations as if the Culver Specialty Brands acquisition had occurred as of the beginning of that quarter.  In addition to including the results of operations of the Culver Specialty Brands acquisition, the pro forma information gives effect to interest on additional borrowings and amortization of customer relationship intangibles.

Thirteen Weeks Ended April 2, 2011
(dollars in thousands)
Net sales	$155,958
Net income	17,002
Basic earnings per share	$0.35
Diluted earnings per share	$0.35

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Culver Specialty Brands acquisition had occurred as of the beginning of the first quarter of fiscal 2011 and is not intended to be a projection of future results.

(2)                                 Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal years ending December 29, 2012 (fiscal 2012) and December 31, 2011 (fiscal 2011) each contain 52 weeks.  Each quarter of fiscal 2012 and 2011 contains 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended March 31, 2012 (first quarter of 2012) and April 2, 2011 (first quarter of 2011) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of March 31, 2012, and the results of our operations, comprehensive income and cash flows for the first quarter of 2012 and 2011.  Our results of operations for the first quarter of 2012 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2011 included in our Annual Report on Form 10-K for fiscal 2011 filed with the SEC on February 28, 2012.

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

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment.  We adjust such estimates and assumptions when facts and circumstances dictate.  Volatility in the credit and equity markets can increase the uncertainty inherent in such estimates and assumptions.

Recently Issued Accounting Standards

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2011 Annual Report on Form 10-K.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	March 31, 2012	December 31, 2011
Raw materials and packaging	$20,519	$22,822
Work in process	113	347
Finished goods	65,357	62,065

Total	$85,989	$85,234

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(4)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Goodwill	$262,827	$262,827

Non-amortizable intangible assets:
Trademarks	$506,400	$506,400
Amortizable intangible assets:
Customer relationships	$160,240	$160,240
Other intangible assets	150	150
	160,390	160,390
Less: accumulated amortization	(34,290)	(32,268)
Amortizable intangible assets, net	126,100	128,122

Total other intangible assets, net	$632,500	$634,522

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 18 to 20 years.  Other intangible assets are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of two years.  Amortization expense associated with customer relationships and other intangible assets for the first quarter of 2012 and the first quarter of 2011 was $2.0 million and $1.6 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $6.1 million of amortization expense associated with our customer relationships and other intangible assets during the remainder of fiscal 2012, and thereafter $8.0 million per year for each of the next four fiscal years.

(5)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	March 31, 2012	December 31, 2011

Senior secured credit agreement:
Tranche A term loan due 2016	$148,125	$150,000
Tranche B term loan due 2018	224,438	225,000
7.625% senior notes due 2018	350,000	350,000
Unamortized discount	(4,694)	(4,893)
Total long-term debt, net of unamortized discount	717,869	720,107
Current portion of long-term debt	(11,625)	(9,750)
Long-term debt, net of unamortized discount and excluding current portion	$706,244	$710,357

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

As of March 31, 2012, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2012	$7,313
2013	17,250
2014	24,750
2015	24,750
2016	84,750
Thereafter	563,750
Total	$722,563

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

At March 31, 2012, there were no outstanding loans under our revolving credit facility and the available borrowing capacity under the facility, net of outstanding letters of credit, was $199.5 million.  Proceeds of the revolving credit facility are restricted for use solely for general corporate purposes and acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are LIBOR loans.

The tranche A term loans are subject to principal amortization at the following rates: 5% in the first year, 10% in the second year and 15% in each of the third and fourth years.  The balance of all borrowings under the tranche A term loan facility are due and payable at maturity on November 30, 2016.  The tranche B term loans are subject to principal amortization at the rate of 1% annually with the balance due at maturity on November 30, 2018.  The revolving credit facility matures on November 30, 2016.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio.  As of March 31, 2012, the tranche A term loan interest rate was 3.241%.  Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.50%, and LIBOR plus an applicable margin of 3.50%, in each case subject to a 1.0% LIBOR floor.  At March 31, 2012, the tranche B term loan interest rate was 4.50%.

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

Our obligations under the credit agreement are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The credit agreement contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting our ability to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens.

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

We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 for any four quarter period, commencing with the four quarter period ending with the first quarter of 2012.  As of March 31, 2012, we were in compliance with all of the covenants in the credit agreement.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of March 31, 2012, we were in compliance with all of the covenants in the senior notes indenture.

Subsidiary Guarantees.  We have no assets or operations independent of our direct and indirect subsidiaries.  All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt, and management has determined that our Canadian subsidiaries, which are our only subsidiaries that are not guarantors of our long-term debt, are “minor subsidiaries” as that term is used in Rule 3-10 of Regulation S-X promulgated by the SEC.  There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan.  Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

Deferred Debt Financing Costs.  During the fourth quarter of fiscal 2011, we capitalized approximately $16.3 million of debt financing costs, which will be amortized over the five year term of our revolving credit facility and the tranche A term loans and the seven year term of the tranche B term loans.  As

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

of March 31, 2012 and December 31, 2011 we had net deferred debt financing costs of $22.1 million and $23.1 million, respectively.

Accrued Interest.  At March 31, 2012 and December 31, 2011 accrued interest of $6.5 million and $13.2 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

The carrying values and fair values of our term loan borrowings and senior notes as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012			December 31, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Tranche A Term Loan due 2016	147,438	(2)	148,495	149,266	(2)	150,000
Tranche B Term Loan due 2018	222,283	(2)	224,438	222,773	(2)	226,125
7.625% Senior Notes due 2018	348,148	(2)	378,000	348,068	(2)	372,750

(1)          Fair values are estimated based on quoted market prices.

(2)          The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of March 31, 2012 are $148.1 million, $224.4 million and $350.0 million, respectively.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of December 31, 2011 were $150.0 million, $225.0 million and $350.0 million, respectively.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)           Disclosures about Derivative Instruments and Hedging Activities

As of March 31, 2012, we did not have any derivatives designated as a hedging instrument.  From February 2007 until January 2011, we maintained an interest rate swap that was designated as a hedging instrument.  The following table presents the impact of that interest rate swap and its location within our consolidated statement of operations (in thousands):

	Thirteen Weeks Ended April 2, 2011
Derivatives not designated as hedging instruments	Amount of Gain Recognized in Income on Derivatives		Location of Gain Recognized in Income on Derivatives

Interest rate swap	$189	*	Interest expense, net

*           The amount included in net interest expense for the first quarter of 2011 consists of $612 realized gain on the interest rate swap and $423 charge (pre-tax) for the reclassification to net interest expense from accumulated other comprehensive loss.

(8)           Stock and Debt Repurchase Program

We did not repurchase any shares of common stock or senior notes during the first quarter of 2012 or 2011.  Our stock and debt repurchase program expired pursuant to its terms at the end of the first quarter of 2012.

(9)          Pension Benefits

Net periodic pension costs for the first quarter of 2012 and 2011 include the following components (in thousands):

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011

Service cost—benefits earned during the period	$594	$437
Interest cost on projected benefit obligation	506	487
Expected return on plan assets	(725)	(626)
Amortization of unrecognized prior service cost	11	11
Amortization of loss	217	70
Net periodic pension cost	$603	$379

During the first quarter of 2012, we made $1.8 million of defined benefit pension plan contributions.  We plan to make approximately $2.4 million of additional contributions during the remainder of fiscal 2012.

(10)         Commitments and Contingencies

Operating Leases.  As of March 31, 2012, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)         Commitments and Contingencies (Continued)

Fiscal year ending:	Third Parties
2012	$4,219
2013	4,416
2014	3,345
2015	2,982
2016	3,022
Thereafter	2,275
Total	$20,259

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first quarter of 2012 or 2011 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of March 31, 2012, approximately 346 of our 756 employees, or 45.8%, were covered by collective bargaining agreements, of which 109 were covered by a collective bargaining agreement expiring within the next one year.  Our collective bargaining agreement with the Bakery, Confectionary, Tobacco Workers and Grain Millers International Union, AFL-CIO (Local No. 334) that covers our Portland, Maine employees was scheduled to expire on April 28, 2012. See Note 14, “Subsequent Events.”

Severance and Change of Control Agreements.  We have employment agreements with each of our six executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employees’ death or disability, or termination by us or a deemed

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)         Commitments and Contingencies (Continued)

termination upon a change of control (as defined in the agreements).  Severance benefits include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

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

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Weighted average shares outstanding:
Basic	48,038,640	47,982,017
Net effect of potentially dilutive share-based compensation awards	298,782	703,542
Diluted	48,337,422	48,685,559

(12)         Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our top ten customers accounted for approximately 52.1% and 50.9% of consolidated net sales for the first quarter of 2012 and 2011, respectively.  Our top ten customers accounted for approximately 55.7% and 53.2% of our receivables as of March 31, 2012 and December 31, 2011, respectively.  Other than Wal-Mart, which accounted for 20.8% and 17.1% of our consolidated net sales for the first quarter of 2012 and 2011, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2012 or 2011.  Other than Wal-Mart, which accounted for 17.7% and 14.4% of our consolidated receivables as of March 31, 2012 and December 31, 2011, respectively, no single customer accounted for more than 10.0% of our consolidated receivables.  As of March 31, 2012, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.

During the first quarter of 2012 and 2011, our sales to foreign countries represented approximately 4.4% and less than 1.0%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

(13)         Share-Based Payments

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)         Share-Based Payments (Continued)

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards, non-employee director stock grants and other share based payments) during the first quarter of 2012 and 2011 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
Consolidated Statements of Operations Location	March 31, 2012	April 2, 2011

Compensation expense included in cost of goods sold	$165	$174
Compensation expense included in selling, general and administrative expenses	575	541
Total compensation expense for share-based payments	$740	$715

As of March 31, 2012, there was $5.1 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 2.75 years.

The following table details the activity in our non-vested performance share long-term incentive awards for the first quarter of 2012:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2012	1,985,697	(1)	$5.25
Granted	159,722	(1)	$20.34
Vested	(1,124,205)		$2.30
Forfeited	—		—
End of first quarter 2012	1,021,214	(1)	$10.86

(1)          Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% or 300% of the target number of performance shares).

(2)          The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the number of shares of common stock issued by our company during the first quarter of 2012 and 2011 upon the vesting of performance share long-term incentive awards:

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011

Number of performance shares vested	1,124,205	403,431
Shares withheld to fund statutory minimum tax withholding	463,942	152,126
Number of shares of common stock issued	660,263	251,305

Excess tax benefit recorded to additional paid in capital	$8,118	$1,117

(14)         Subsequent Events

During April 2012, we reached an agreement in principal with the Bakery, Confectionary, Tobacco Workers and Grain Millers International Union (BCTGM), AFL-CIO (Local No. 334), to extend for an additional three-year period ending May 1, 2015, a collective bargaining agreement that covers approximately 109 employees at our Portland, Maine facility.  The new agreement has been ratified by the union employees at the facility.

In connection with the collective bargaining agreement for our Portland facility, we contribute to the Bakery and Confectionary Union and Industry International Pension Fund (EIN 52-6118572, Plan No. 001), a multi-employer pension plan, sponsored by the BCTGM.  The plan provides multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated BCTGM local unions.  As previously reported in our 2011 Annual Report, the plan was not in endangered nor in critical status as of the most recent annual period, no surcharge was imposed, and it was classified in the Green Zone for both plan years ending December 31, 2010 and December 31, 2009.  There were no significant changes in the contractual employer contribution rate or number of employees for 2010 or 2009.  B&G Foods made contributions to the plan of $1.0 million, $1.1 million and $1.1 million for fiscal 2011, 2010 and 2009, respectively.  These contributions represented less than five percent of total contributions made to the plan.

In April 2012, we were notified that for the plan year ended December 31, 2011, the plan was not in endangered nor in critical status as the most recent annual period, no surcharge was imposed, and it was classified in the Green Zone.  We were also notified that for the plan year beginning January 1, 2012, the plan is in critical status and classified in the Red Zone.  The law requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation.  The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement.  A 5% surcharge payable on hours worked on and after June 1, 2012 until December 31, 2012 will be applicable for plan year 2012, the initial critical year.  A 10% surcharge payable on hours worked on and after January 1, 2013 will be applicable for each succeeding plan year that the plan is in critical status until we agree to a collective bargaining agreement that implements a rehabilitation plan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended March 31, 2012 (first quarter of 2012) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011 (fiscal 2011) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2012 (which we refer to as our 2011 Annual Report on Form 10-K).

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

On November 30, 2011, we completed the acquisition of the Mrs. Dash, Sugar Twin, Baker’s Joy, Molly McButter, Static Guard and Kleen Guard brands from Conopco, Inc. dba Unilever United States, Inc., which we refer to in this report as the “Culver Specialty Brands acquisition.”  The Culver Specialty Brands acquisition has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.  This acquisition and the application of the acquisition method of accounting affect comparability between periods.

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

We expect significant cost increases for raw materials in the market place during 2012.  However, we are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through 2012 at cost increase of less than 2.0% of projected 2012 cost of goods sold.  During fiscal 2011, our sales price increases and our cost saving measures more than offset our cost increases. To the extent we are unable to avoid or offset present and future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates.  We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada.  Any weakening of the U.S. dollar against the Canadian dollar, could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar.

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

In our 2011 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies from those disclosed in our 2011 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2012 and 2011 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Statement of Operations:
Net sales	100.0%	100.0%
Cost of goods sold	63.9%	65.9%
Gross profit	36.1%	34.1%

Selling, general and administrative expenses	10.6%	10.8%
Amortization expense	1.2%	1.2%
Operating income	24.3%	22.1%

Interest expense, net	7.6%	6.2%
Income before income tax expense	16.7%	15.9%

Income tax expense	6.0%	5.8%
Net income	10.7%	10.1%

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

Net Interest Expense.  Net interest expense includes interest relating to our outstanding indebtedness, amortization of bond discount and amortization of deferred debt financing costs, net of interest income and realized gain relating to a prior interest rate swap and the reclassification of amounts recorded in accumulated other comprehensive loss related to the swap.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt includes costs relating to the retirement of indebtedness, including repurchase premium and write-off of deferred debt financing costs.

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the first quarter of 2012 and 2011 along with the components of EBITDA follows:

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
	(in thousands)
Net income	$16,778	$13,305
Income tax expense	9,396	7,583
Interest expense, net	11,989	8,190
Depreciation and amortization	4,441	3,954
Loss on extinguishment of debt	—	—
EBITDA	42,604	33,032
Income tax expense	(9,396)	(7,583)
Interest expense, net	(11,989)	(8,190)
Deferred income taxes	4,153	8,396
Amortization of deferred financing costs and bond discount	1,257	500
Realized gain on interest rate swap	—	(612)
Reclassification to net interest expense for interest rate swap	—	423
Share-based compensation expense	740	715
Excess tax benefits from share-based compensation	(8,118)	(1,117)
Changes in assets and liabilities	1,734	(13,898)
Net cash provided by operating activities	$20,985	$11,666

First quarter of 2012 compared to the first quarter of 2011

Net Sales.  Net sales increased $25.9 million or 19.7% to $157.3 million for the first quarter of 2012 from $131.4 million for the first quarter of 2011.  Net sales of the Culver Specialty Brands, which we acquired at the end of November 2011, contributed $25.6 million to the overall increase.  The remaining $0.3 million net sales increase was attributable to a sales price increase of $2.5 million largely offset by a $2.2 million unit volume decrease for our base business.

Net sales of our Ortega, Maple Grove Farms of Vermont, Joan of Arc and Las Palmas products increased by $1.7 million, $1.2 million, $0.3 million and $0.3 million or 5.3%, 7.4%, 11.1% and 3.2%, respectively.  These increases were offset by a reduction in net sales of Cream of Wheat, B&G, Emeril’s, Underwood and Sa-són products of $1.5 million, $0.7 million $0.4 million, $0.2 million and $0.2 million or 8.0%, 8.8%, 8.8%, 4.9% and 22.5%, respectively.  In the aggregate, net sales for all other brands decreased $0.2 million or 0.3%.

Gross Profit.  Gross profit increased $11.9 million or 26.7% to $56.8 million for the first quarter of 2012 from $44.9 million for the first quarter of 2011.  Gross profit expressed as a percentage of net sales increased 2.0 percentage points to 36.1% in the first quarter of 2012 from 34.1% in the first quarter of 2011.  The increase in gross profit expressed as a percentage of net sales was primarily attributable to pricing gains of $2.5 million and a sales mix shift to higher margin products (primarily due to the Culver Specialty Brands acquisition), partially offset by commodity cost increases.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.4 million or 17.6% to $16.6 million for the first quarter of 2012 from $14.2 million for the first quarter of 2011.  This increase is primarily due to increases in consumer marketing and trade spending of $1.8 million (primarily attributable to our acquisition of the Culver Specialty Brands), brokerage expenses of $0.4 million and warehousing costs of $0.2 million.  However, expressed as a percentage of net sales, our selling, general and administrative expenses decreased 0.2 percentage points to 10.6% for the first quarter of 2012 from 10.8% for the first quarter of 2011.

Amortization Expense.  Amortization expense increased $0.4 million or 23.4% to $2.0 million for the first quarter of 2012 from $1.6 million for the first quarter of 2011.  The increase is due to the Culver Specialty Brands acquisition.

Operating Income.  As a result of the foregoing, operating income increased $9.1 million or 31.2% to $38.2 million for the first quarter of 2012 from $29.1 million for the first quarter of 2011.  Operating income expressed as a percentage of net sales increased to 24.3% in the first quarter of 2012 from 22.1% in the first quarter of 2011.

Net Interest Expense.  Net interest expense increased $3.8 million or 46.4% to $12.0 million for the first quarter of 2012 from $8.2 million in the first quarter of 2011.  The increase in net interest expense in the first quarter of 2012 was primarily attributable to an increase in our indebtedness to finance the Culver Specialty Brands acquisition, and an additional $0.8 million of deferred debt financing costs and bond discount relating to the acquisition financing.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $1.8 million to $9.4 million for the first quarter of 2012 from $7.6 million for the first quarter of 2011.  Our effective tax rate was 35.9% for the first quarter of 2012 and 36.3% for the first quarter of 2011.  The decrease in our effective tax rate is primarily attributable to incremental manufacturing credits.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures and working capital needs.  See also, “Dividend Policy” and “Commitments and Contractual Obligations” below.  We fund our liquidity requirements, as well as our dividend payments and financing for acquisitions, primarily through cash generated from operations and external sources of financing, including our revolving credit facility.

Cash Flows.  Net cash provided by operating activities increased $9.3 million to $21.0 million for the first quarter of 2012 from $11.7 million for the first quarter of 2011.  The increase in net cash provided by operating activities in the first quarter of 2012 as compared to the first quarter of 2011 was due to an increase in working capital primarily due to our payment in January 2011 of $12.4 million, including $1.0 million of accrued interest, to terminate our interest rate swap and an increase in net income of $3.5 million, primarily attributable to the Culver Specialty Brands acquisistion.

Net cash used in investing activities for the first quarter of 2012 increased $0.3 million to $1.8 million from $1.5 million for the first quarter of 2011.  Net cash used in investing activities for the first quarter of 2012 and 2011 consisted entirely of capital spending.  Capital expenditures in the first quarter of 2012 and 2011 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash used in financing activities for the first quarter of 2012 increased $6.8 million to $16.0 million from $9.2 million for the first quarter of 2011.  The increase was attributable to an increase in dividend payments of $2.9 million, an increase in payments of tax withholding on behalf of employees for net share settlement of share-based compensation of $8.5 million and scheduled principal payments of tranche A and tranche B term loans of $2.4 million, partially offset by an increase in excess tax benefits from share-based compensation of $7.0 million.

Based on a number of factors, including our trademark, goodwill and other intangible assets amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2011 and 2010 as compared to our tax expense for financial reporting purposes.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2012 through 2026.  If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

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

Beginning with the quarterly dividend declared during the first quarter of 2012 and payable on April 30, 2012, our board of directors has increased the current dividend rate to $0.27 per share per quarter (or $1.08 per share per annum).  Our board of directors declared quarterly dividends of $0.23 per share of common stock during the fourth quarter of fiscal 2011 and $0.21 per share of common stock during each of the first three quarters of fiscal 2011.

Dividend payments, however, are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends.  Furthermore, our board of directors may, in its sole discretion, amend or repeal this dividend policy.  Our board of directors may decrease the level of dividends below the intended dividend rate or discontinue entirely the payment of dividends.  Future dividends with respect to shares of our common stock depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, acquisition opportunities, the condition of the debt and equity financing markets, provisions of applicable law and other factors that our board of directors may deem relevant.  Our board of directors is free to depart from or change our dividend policy at any time and could do so, for example, if it was to determine that we have insufficient cash to take advantage of growth opportunities.  In addition, over time, our EBITDA and capital expenditure, working capital and other cash needs will be subject to uncertainties, which could impact the level of dividends, if any, we pay in the future.  Our senior notes indenture and the terms of our credit agreement contain significant restrictions on our ability to make dividend payments.  In addition, certain provisions of the Delaware General Corporation Law may limit our ability to pay dividends.

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

For the first quarter of 2012 and 2011, we had cash flows provided by operating activities of $21.0 million and $11.7 million, and distributed $11.0 million and $8.1 million, respectively, as dividends. At our current intended dividend rate of $1.08 per share per annum, we expect our aggregate dividend payments in fiscal 2012 to be approximately $50.2 million.  If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture and the terms of our credit agreement, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

Acquisitions

Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions.  As discussed elsewhere in this report, as part of our growth strategy we plan to expand our brand portfolio with disciplined acquisitions of complementary brands.  We have historically financed acquisitions with borrowings and cash flows from operating activities.  As a result, our interest expense has in the past increased as a result of additional indebtedness we have incurred in connection with acquisitions, including in connection with the Culver Specialty Brands acquisition, and will increase with any additional indebtedness we may incur to finance future acquisitions.  The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity.

Debt

Senior Secured Credit Agreement.  On November 30, 2011, in connection with the Culver Specialty Brands acquisition, we entered into a new senior secured credit agreement, which includes a $200.0 million revolving credit facility, $150.0 million of tranche A term loans and $225.0 million of tranche B term loans.  The proceeds of the term loan borrowings, $25.0 million of revolving loans, and cash on hand were used to repay all $130.0 million of outstanding borrowings under our prior credit agreement, fund the acquisition purchase price and pay related transaction fees and expenses.  At March 31, 2012, there were no outstanding loans under our revolving credit facility and the available borrowing capacity under the facility, net of outstanding letters of credit, was $199.5 million. The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

The tranche A term loans are subject to principal amortization at the following rates: 5% in the first year, 10% in the second year and 15% in each of the third and fourth years.  The balance of all borrowings under the tranche A term loan facility are due and payable at maturity on November 30, 2016.  The tranche B term loans are subject to principal amortization at the rate of 1% annually with the balance due at maturity on November 30, 2018.  The revolving credit facility matures on November 30, 2016.

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

For further information regarding our senior secured credit agreement, including a description of optional and mandatory prepayment terms and financial and restrictive covenants, see Note 5, “Long-term Debt,” to our consolidated financial statements in Part I, Item 1 of this report.

7.625% Senior Notes due 2018.  In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a public offering price of 99.271% of face value.  The original issue discount of $2.6 million and debt financing costs are being amortized over the life of the senior notes as interest expense.  Interest on the senior notes is payable on January 15 and July 15 of each year.  The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the senior notes as described in Note 5 to our consolidated financial statements in Part I, Item 1 of this report.  We may also, from time to time, seek to retire senior notes through cash repurchases of senior notes and/or exchanges of senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  See Note 5 to our consolidated financial statements for a more detailed description of the senior notes.

Future Capital Needs

We are highly leveraged.  On March 31, 2012, our total long-term debt of $717.9 million, net of our cash and cash equivalents of $20.0 million, was $697.9 million.  Stockholders’ equity as of that date was $237.6 million.

Our ability to generate sufficient cash to fund our operations depends generally on our results of operations and the availability of financing.  Our management believes that our cash and cash equivalents on hand, cash flow from operating activities and available borrowing capacity under our revolving credit facility will be sufficient for the foreseeable future to fund operations, meet debt service requirements, fund capital expenditures, make future acquisitions, if any, and pay our anticipated quarterly dividends on our common stock.

We expect to make capital expenditures of approximately $11.0 million to 12.0 million in the aggregate during fiscal 2012, $1.8 million of which have already been made during the first quarter.

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

Contingencies

See Note 10, “Commitments and Contingencies,” to our consolidated financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first quarter of 2012, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2011 Annual Report on Form 10-K.

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

•                  fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

•                  the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and

•                  other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors,” in our 2011 Annual Report on Form 10-K.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At March 31, 2012, we had $350.0 million of fixed rate debt and $372.6 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at March 31, 2012, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $2.1 million.

The carrying values and fair values of our term loan borrowings and senior notes as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012			December 31, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Tranche A Term Loan due 2016	147,438	(2)	148,495	149,266	(2)	150,000
Tranche B Term Loan due 2018	222,283	(2)	224,438	222,773	(2)	226,125
7.625% Senior Notes due 2018	348,148	(2)	378,000	348,068	(2)	372,750

(1)          Fair values are estimated based on quoted market prices.

(2)          The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of March 31, 2012 are $148.1 million, $224.4 million and $350.0 million, respectively.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of December 31, 2011 were $150.0 million, $225.0 million and $350.0 million, respectively.

The information under the heading “Inflation” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference.

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

Item 1A.  Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2012	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)