Form 10-Q
period 2012-06-30
B&G Foods, Inc.
filed 2012-07-26
CIK 1278027

As filed with the Securities and Exchange Commission on July 26, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of July 26, 2012, the registrant had 48,387,225 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$21,441	$16,738
Trade accounts receivable, net	34,650	39,476
Inventories	100,882	85,234
Prepaid expenses	2,093	4,551
Income tax receivable	6,009	2,529
Deferred income taxes	1,717	1,696
Total current assets	166,792	150,224

Property, plant and equipment, net of accumulated depreciation of $94,715 and $89,856	62,384	61,930
Goodwill	262,977	262,827
Other intangibles, net	630,477	634,522
Other assets	21,438	23,420
Total assets	$1,144,068	$1,132,923

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$28,533	$24,427
Accrued expenses	24,137	26,719
Current portion of long-term debt	13,500	9,750
Dividends payable	13,065	10,971
Total current liabilities	79,235	71,867

Long-term debt	702,131	710,357
Other liabilities	8,323	9,409
Deferred income taxes	112,604	105,743
Total liabilities	902,293	897,376
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 48,387,225 and 47,700,132 shares issued and outstanding as of June 30, 2012 and December 31, 2011	484	477
Additional paid-in capital	133,104	159,916
Accumulated other comprehensive loss	(10,201)	(10,430)
Retained earnings	118,388	85,584
Total stockholders’ equity	241,775	235,547
Total liabilities and stockholders’ equity	$1,144,068	$1,132,923

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	$148,612	$129,453	$305,951	$260,858
Cost of goods sold	96,856	87,284	197,370	173,822
Gross profit	51,756	42,169	108,581	87,036

Operating expenses:
Selling, general and administrative expenses	14,629	14,194	31,269	28,344
Amortization expense	2,023	1,637	4,045	3,276
Operating income	35,104	26,338	73,267	55,416

Other expenses:
Interest expense, net	11,862	8,341	23,851	16,531
Income before income tax expense	23,242	17,997	49,416	38,885
Income tax expense	7,216	5,398	16,612	12,981
Net income	$16,026	$12,599	32,804	25,904

Weighted average shares outstanding:
Basic	48,376	47,906	48,207	47,944
Diluted	48,724	48,637	48,523	48,668

Earnings per share:
Basic	$0.33	$0.26	$0.68	$0.54
Diluted	$0.33	$0.26	$0.68	$0.53

Cash dividends declared per share	$0.27	$0.21	$0.54	$0.38

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$16,026	$12,599	$32,804	$25,904

Other comprehensive income:
Foreign currency translation adjustments	(22)	11	(10)	(75)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	95	21	239	72
Reclassification to net interest expense for interest rate swap, net of tax	—	265	—	530
Other comprehensive income	73	297	229	527
Comprehensive income	$16,099	$12,896	$33,033	$26,431

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011

Cash flows from operating activities:
Net income	$32,804	$25,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,914	7,926
Amortization of deferred debt financing costs and bond discount	2,514	1,000
Deferred income taxes	6,622	10,120
Share-based compensation expense	2,029	1,872
Excess tax benefits from share-based compensation	(7,988)	(1,117)
Realized gain on interest rate swap	—	(612)
Reclassification to net interest expense for interest rate swap	—	847
Changes in assets and liabilities:
Trade accounts receivable	4,826	4,375
Inventories	(15,648)	(15,342)
Prepaid expenses	2,458	(9)
Income tax receivable	4,508	(3,122)
Other assets	(85)	(114)
Trade accounts payable	4,106	8,004
Accrued expenses	(2,582)	149
Interest rate swap	—	(11,400)
Other liabilities	(678)	(2,300)
Net cash provided by operating activities	41,800	26,181

Cash flows from investing activities:
Capital expenditures	(5,325)	(4,009)
Payment for acquisition of business	(150)	—
Net cash used in investing activities	(5,475)	(4,009)

Cash flows from financing activities:
Payments of long-term debt	(4,875)	—
Dividends paid	(24,031)	(18,158)
Excess tax benefits from share-based compensation	7,988	1,117
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(10,696)	(2,236)
Net cash used in financing activities	(31,614)	(19,277)

Effect of exchange rate fluctuations on cash and cash equivalents	(8)	(102)
Net increase in cash and cash equivalents	4,703	2,793

Cash and cash equivalents at beginning of period	16,738	98,738
Cash and cash equivalents at end of period	$21,441	$101,531

Supplemental disclosures of cash flow information:
Cash interest payments	$21,404	$15,851
Cash income tax payments	$5,484	$5,984
Cash income tax refunds	$(3)	$—
Non-cash transactions:
Dividends declared and not yet paid	$13,065	$10,063

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include hot cereals, fruit spreads, canned meats and beans, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers, tomato-based products and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Don Pepino, Emeril’s, Grandma’s Molasses, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, Ortega, Polaner, Red Devil, Regina, Sa- són, Sclafani, Sugar Twin, Trappey’s, Underwood, Vermont Maid and Wright’s.  We also sell and distribute two branded household products, Static Guard and Kleen Guard.  We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We distribute our products via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the second quarter and first two quarters of fiscal 2011 presents our operations as if the Culver Specialty Brands acquisition had occurred as of the beginning of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

the first quarter of 2011.  In addition to including the results of operations of the Culver Specialty Brands acquisition, the pro forma information gives effect to interest on additional borrowings and amortization of customer relationship intangibles.

	Thirteen Weeks Ended July 2, 2011	Twenty-six Weeks Ended July 2, 2011
	(dollars in thousands)
Net sales	$149,850	$305,808
Net income	14,696	31,698
Basic earnings per share	$0.31	$0.66
Diluted earnings per share	$0.30	$0.65

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended June 30, 2012 (second quarter and first two quarters of 2012) and July 2, 2011 (second quarter and first two quarters of 2011) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of June 30, 2012, the results of our operations and comprehensive income for the second quarter and first two quarters of 2012 and 2011, and cash flows for the first two quarters of 2012 and 2011.  Our results of operations for the second quarter and first two quarters of 2012 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2011 included in our Annual Report on Form 10-K for fiscal 2011 filed with the SEC on February 28, 2012.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	June 30, 2012	December 31, 2011
Raw materials and packaging	$35,956	$22,822
Work in process	66	347
Finished goods	64,860	62,065

Total	$100,882	$85,234

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	June 30, 2012	December 31, 2012
Goodwill beginning balance	$262,827	$262,827
Acquisition of business	150	—
Goodwill	$262,977	$262,827

Non-amortizable intangible assets:
Trademarks	$506,400	$506,400
Amortizable intangible assets:
Customer relationships	$160,240	$160,240
Other intangible assets	150	150
	160,390	160,390
Less: accumulated amortization	(36,313)	(32,268)
Amortizable intangible assets, net	124,077	128,122

Total other intangible assets, net	$630,477	$634,522

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 18 to 20 years.  Other intangible assets are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of two years.  Amortization expense associated with customer relationships and other intangible assets for the second quarter and first two quarters of 2012 was $2.0 million and $4.0 million, respectively, and is recorded in operating expenses.  Amortization expense associated with customer relationships and other intangible assets for the second quarter and first two quarters of 2011 was $1.6 million and $3.3 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $4.0 million of amortization expense associated with our customer relationships and other intangible assets during the remainder of fiscal 2012, and thereafter $8.0 million per year for each of the next four fiscal years.

(5)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	June 30, 2012	December 31, 2011

Senior secured credit agreement:
Tranche A term loan due 2016	$146,250	$150,000
Tranche B term loan due 2018	223,875	225,000
7.625% senior notes due 2018	350,000	350,000
Unamortized discount	(4,494)	(4,893)
Total long-term debt, net of unamortized discount	715,631	720,107
Current portion of long-term debt	(13,500)	(9,750)
Long-term debt, net of unamortized discount and excluding current portion	$702,131	$710,357

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

As of June 30, 2012, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2012	$4,875
2013	17,250
2014	24,750
2015	24,750
2016	84,750
Thereafter	563,750
Total	$720,125

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

At June 30, 2012, there were no outstanding loans under our revolving credit facility and the available borrowing capacity under the facility, net of outstanding letters of credit, was $199.5 million.  Proceeds of the revolving credit facility are restricted for use solely for general corporate purposes and acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are LIBOR loans.

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

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio.  As of June 30, 2012, the tranche A term loan interest rate was 3.245%.  Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.50%, and LIBOR plus an applicable margin of 3.50%, in each case subject to a 1.0% LIBOR floor.  At June 30, 2012, the tranche B term loan interest rate was 4.50%.

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

We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 for any four quarter period, commencing with the four quarter period ending with the first quarter of 2012.  As of June 30, 2012, we were in compliance with all of the covenants in the credit agreement.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of June 30, 2012, we were in compliance with all of the covenants in the senior notes indenture.

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

Deferred Debt Financing Costs.  During the fourth quarter of fiscal 2011, we capitalized approximately $16.3 million of debt financing costs, which will be amortized over the five year term of our revolving credit facility and the tranche A term loans and the seven year term of the tranche B term loans.  As

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-term Debt (Continued)

of June 30, 2012 and December 31, 2011 we had net deferred debt financing costs of $21.0 million and $23.1 million, respectively.

Accrued Interest.  At June 30, 2012 and December 31, 2011 accrued interest of $13.1 million and $13.2 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

The carrying values and fair values of our term loan borrowings and senior notes as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012			December 31, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Tranche A Term Loan due 2016	145,611	(2)	146,250	149,266	(2)	150,000
Tranche B Term Loan due 2018	221,792	(2)	224,994	222,773	(2)	226,125
7.625% Senior Notes due 2018	348,228	(2)	378,000	348,068	(2)	372,750

(1)          Fair values are estimated based on quoted market prices.

(2)          The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of June 30, 2012 are $146.3 million, $223.9 million and $350.0 million, respectively.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of December 31, 2011 were $150.0 million, $225.0 million and $350.0 million, respectively.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Disclosures about Derivative Instruments and Hedging Activities

As of June 30, 2012, we did not have any derivatives designated as a hedging instrument.  From February 2007 until January 2011, we maintained an interest rate swap that was designated as a hedging instrument.  The following table presents the impact of that interest rate swap and its location within our consolidated statement of operations (in thousands):

	Thirteen Weeks Ended July 2, 2011		Twenty-six Weeks Ended July 2, 2011
Derivatives not designated as hedging instruments	Amount of Gain Recognized in Income on Derivatives				Location of Gain Recognized in Income on Derivatives

Interest rate swap	$424	*	$235	*	Interest expense, net

*                 The amount included in net interest expense for the second quarter and first two quarters of 2011 consists of $0 and $612 realized gain on the interest rate swap, and $424 and $847 (pre-tax) reclassified to net interest expense from accumulated other comprehensive loss, respectively.

(8)                                 Stock and Debt Repurchase Program

We did not repurchase any shares of common stock or senior notes during the first two quarters of 2012 or 2011.  Our stock and debt repurchase program expired pursuant to its terms at the end of the first quarter of 2012.

(9)                                 Pension Benefits

Company Sponsored Defined Benefit Pension Plans. Net periodic pension costs for company sponsored defined benefit plans for the second quarter and first two quarters of 2012 and 2011 include the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Service cost—benefits earned during the period	$594	$456	$1,188	$893
Interest cost on projected benefit obligation	506	488	1,012	975
Expected return on plan assets	(725)	(627)	(1,450)	(1,253)
Amortization of unrecognized prior service cost	11	11	22	22
Amortization of loss	217	70	434	140
Net periodic pension cost	$603	$398	$1,206	$777

During the first two quarters of 2012, we made $1.8 million of defined benefit pension plan contributions to company sponsored plans.  We plan to make approximately $2.4 million of additional contributions during the remainder of fiscal 2012.

Multi-Employer Defined Benefit Pension Plan. In connection with the collective bargaining agreement for our Portland, Maine facility, we also make contributions to the Bakery and Confectionary Union and Industry International Pension Fund (EIN 52-6118572, Plan No. 001), a multi-employer defined benefit pension plan, sponsored by the Bakery, Confectionary, Tobacco Workers and Grain Millers International Union (BCTGM).  The plan provides multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated BCTGM local unions.  As previously reported in our 2011 Annual Report, the plan was not in endangered nor in critical status as of the most recent annual period, no surcharge was imposed, and it was classified in the Green Zone for both plan years ending December 31, 2010 and December 31, 2009.  There were no significant changes in

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Pension Benefits (Continued)

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

(10)                          Commitments and Contingencies

Operating Leases.  As of June 30, 2012, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

Fiscal year ending:
2012	$2,797
2013	4,437
2014	3,360
2015	2,998
2016	3,038
Thereafter	2,310
Total	$18,940

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first two quarters of 2012 or 2011 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)                          Commitments and Contingencies (Continued)

Collective Bargaining Agreements.  As of June 30, 2012, approximately 341 of our 750 employees, or 45.5%, were covered by collective bargaining agreements.  None of our collective bargaining agreements is scheduled to expire within one year.  During the second quarter of 2012, we reached an agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO (Local No. 334), for a new collective bargaining agreement covering our Portland, Maine facility for the period April 29, 2012 through April 25, 2015.

Severance and Change of Control Agreements.  We have employment agreements with each of our six executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employees’ death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements).  Severance benefits include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Weighted average shares outstanding:
Basic	48,375,537	47,906,495	48,207,089	47,944,256
Net effect of potentially dilutive share-based compensation awards	348,300	730,344	315,515	723,375
Diluted	48,723,837	48,636,839	48,522,604	48,667,631

(12)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial condition.  Our top ten customers accounted for approximately 51.1% and 50.7% of consolidated net sales for the first two quarters of 2012 and 2011, respectively.  Our top ten customers accounted for approximately 54.2% and 53.2% of our receivables as of June 30, 2012 and December 31, 2011, respectively.  Other than Wal-Mart, which accounted for 19.9% and 16.5% of our consolidated net sales for the first two quarters of 2012 and 2011, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2012 or 2011.  Other than Wal-Mart, which accounted for 19.2% and 14.4% of our consolidated receivables as of June 30, 2012 and December 31, 2011, respectively, no single customer accounted for more than 10.0% of our consolidated receivables.  As of June 30, 2012, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)                          Business and Credit Concentrations and Geographic Information (Continued)

During the first two quarters of 2012 and 2011, our sales to foreign countries represented approximately 3.4% and less than 1.0%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards, non-employee director stock grants and other share based compensation) during the second quarter and first two quarters of 2012 and 2011 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Consolidated Statements of Operations Location	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Compensation expense included in cost of goods sold	$203	$200	$368	$374
Compensation expense included in selling, general and administrative expenses	1,086	957	1,661	1,498
Total compensation expense for share-based payments	$1,289	$1,157	$2,029	$1,872

As of June 30, 2012, there was $4.6 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 2.5 years.

The following table details the activity in our non-vested performance share long-term incentive awards for the first two quarters of 2012:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2012	1,985,697	(1)	$5.25
Granted	159,722	(1)	$20.34
Vested	(1,124,205)		$2.30
Forfeited	—		—
End of first two quarters of 2012	1,021,214	(1)	$10.86

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)                          Share-Based Payments (Continued)

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2012 and 2011 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share based compensation:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Number of performance shares vested	—	—	1,124,205	403,431
Shares withheld to fund statutory minimum tax withholding	—	—	463,942	152,126
Shares of common stock issued for performance share long-term incentive awards	—	—	660,263	251,305
Shares of common stock issued to non-employee directors for annual equity grants	17,436	17,796	17,436	17,796
Shares of common stock issued for other share based compensation, net of shares withheld to fund statutory minimum tax withholding	—	—	9,394	9,008
Total shares of common stock issued	17,436	17,796	687,093	278,109
Excess tax benefit recorded to additional paid in capital	$(130)	$—	$7,988	$1,117

(14)                          Income Taxes

During the second quarter of 2012, a change in the group of states in which we are subject to state income taxes caused a decrease in our blended state tax rate, resulting in a deferred tax benefit of $0.9 million.  During the second quarter of 2011, changes in state tax laws impacting apportionment rates resulted in a decrease in our blended state tax rate, resulting in a deferred tax benefit of $1.1 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended June 30, 2012 (second quarter and first two quarters of 2012) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011 (fiscal 2011) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2012 (which we refer to as our 2011 Annual Report on Form 10-K).

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2012 and 2011 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.2%	67.4%	64.5%	66.6%
Gross profit	34.8%	32.6%	35.5%	33.4%

Selling, general and administrative expenses	9.8%	11.0%	10.2%	10.9%
Amortization expense	1.4%	1.3%	1.4%	1.3%
Operating income	23.6%	20.3%	23.9%	21.2%

Interest expense, net	8.0%	6.4%	7.8%	6.3%
Income before income tax expense	15.6%	13.9%	16.1%	14.9%

Income tax expense	4.8%	4.2%	5.4%	5.0%
Net income	10.8%	9.7%	10.7%	9.9%

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

Non-GAAP Financial Measures

Certain disclosures in this report include non-GAAP financial measures.  A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows.

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of 2012 and 2011 along with the components of EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$16,026	$12,599	$32,804	$25,904
Income tax expense	7,216	5,398	16,612	12,981
Interest expense, net	11,862	8,341	23,851	16,531
Depreciation and amortization	4,473	3,972	8,914	7,926
Loss on extinguishment of debt	—	—	—	—
EBITDA	39,577	30,310	82,181	63,342
Income tax expense	(7,216)	(5,398)	(16,612)	(12,981)
Interest expense, net	(11,862)	(8,341)	(23,851)	(16,531)
Deferred income taxes	2,469	1,724	6,622	10,120
Amortization of deferred financing costs and bond discount	1,257	500	2,514	1,000
Realized gain on interest rate swap	—	—	—	(612)
Reclassification to net interest expense for interest rate swap	—	424	—	847
Share-based compensation expense	1,289	1,157	2,029	1,872
Excess tax benefits from share-based compensation	130	—	(7,988)	(1,117)
Changes in assets and liabilities	(4,829)	(5,861)	(3,095)	(19,759)
Net cash provided by operating activities	$20,815	$14,515	$41,800	$26,181

Second quarter of 2012 compared to the second quarter of 2011.

Net Sales.  Net sales increased $19.2 million or 14.8% to $148.6 million for the second quarter of 2012 from $129.4 million for the second quarter of 2011.  The Culver Specialty Brands, which we acquired at the end of November 2011, contributed $19.5 million to our net sales for the quarter.  For our base business, a sales price increase of $4.3 million offset by a $4.6 million unit volume decrease resulted in a $0.3 million net sales decline.

Net sales of our Ortega and Cream of Wheat products increased by $1.5 million and $0.6 million or 4.7% and 4.9%, respectively.  These increases were offset by a reduction in net sales of B&G, Las Palmas and Underwood products of $1.2 million, $0.6 million and $0.5 million or 12.5%, 7.1% and 8.1%, respectively.  In the aggregate, net sales for all other brands decreased $0.1 million or 0.1%.

Gross Profit.  Gross profit increased $9.6 million or 22.7% to $51.8 million for the second quarter of 2012 from $42.2 million for the second quarter of 2011.  Gross profit expressed as a percentage of net sales increased 2.2 percentage points to 34.8% in the second quarter of 2012 from 32.6% in the second quarter of 2011.  The increase in gross profit expressed as a percentage of net sales was primarily attributable to pricing gains of $4.3 million and a sales mix shift to higher margin products (primarily due to the Culver Specialty Brands acquisition), partially offset by commodity cost increases.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.4 million or 3.1% to $14.6 million for the second quarter of 2012 from $14.2 million for the second quarter of 2011.  This increase is primarily due to increases in brokerage expenses of $0.4 million, professional fees of $0.2 million and all other expenses of $0.3 million, offset by a decrease in consumer marketing and trade spending of $0.5 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 1.2 percentage points to 9.8% for the second quarter of 2012 from 11.0% for the second quarter of 2011.

Amortization Expense.  Amortization expense increased $0.4 million or 23.6% to $2.0 million for the second quarter of 2012 from $1.6 million for the second quarter of 2011.  The increase is due to the Culver Specialty Brands acquisition.

Operating Income.  As a result of the foregoing, operating income increased $8.8 million or 33.3% to $35.1 million for the second quarter of 2012 from $26.3 million for the second quarter of 2011.  Operating income expressed as a percentage of net sales increased to 23.6% in the second quarter of 2012 from 20.3% in the second quarter of 2011.

Net Interest Expense.  Net interest expense increased $3.6 million or 42.2% to $11.9 million for the second quarter of 2012 from $8.3 million in the second quarter of 2011.  The increase in net interest expense in the second quarter of 2012 was primarily attributable to an increase in our indebtedness to finance the Culver Specialty Brands acquisition, and an additional $0.9 million of amortization of deferred debt financing costs and bond discount relating to the acquisition financing.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $1.8 million to $7.2 million for the second quarter of 2012 from $5.4 million for the second quarter of 2011.  Our effective tax rate was 31.0% for the second quarter of 2012 and 30.0% for the second quarter of 2011.  The effective tax rate has been impacted in 2012 and 2011 by decreases in our blended state tax rate.  During the second quarter of 2012, a change in the group of states in which we are subject to state income taxes caused a decrease in our blended state tax rate, resulting in a deferred tax benefit of $0.9 million.  During the second quarter of 2011, changes in state tax laws impacting apportionment rates caused a decrease in our blended state tax rate, resulting in a deferred tax benefit of $1.1 million.

First two quarters of 2012 compared to first two quarters of 2011.

Net Sales.  Net sales increased $45.1 million or 17.3% to $306.0 million for the first two quarters of 2012 from $260.9 million for the first two quarters of 2011.  Net sales of the Culver Specialty Brands, which we acquired at the end of November 2011, contributed $45.1 million to our net sales for the first two quarters of 2012.  Net sales for our base business were flat, with a sales price increase of $6.8 million offset by a $6.8 million unit volume decline for our base business.

Net sales of our lines of Ortega and Maple Grove Farms of Vermont products increased in the amounts of $3.2 million and $1.5 million or 5.0% and 4.4%, respectively.  These increases were offset by a reduction in net sales of our B&G, Cream of Wheat, Underwood and Don Pepino products of $1.9 million, $0.9 million, $0.7 million and $0.6 million or 10.9%, 3.0%, 6.7% and 7.9%.  In the aggregate, net sales for all other brands decreased $0.6 million, or 0.6%.

Gross Profit.  Gross profit increased $21.6 million or 24.8% to $108.6 million for the first two quarters of 2012 from $87.0 million for the first two quarters of 2011.  Gross profit expressed as a percentage of net sales increased 2.1 percentage points to 35.5% in the first two quarters of 2012 from 33.4% in the first two quarters of 2011.  This increase in gross profit expressed as a percentage of net sales was primarily attributable to pricing gains of $6.8 million and a sales mix shift to higher margin products (primarily due to the Culver Specialty Brands acquisition), partially offset by commodity cost increases.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.0 million or 10.3% to $31.3 million for the first two quarters of 2012 from $28.3 million for the first two quarters of 2011.  The increase is primarily due to increases in consumer marketing and trade spending of $1.3 million (primarily attributable to our acquisition of the Culver Specialty Brands), brokerage expense of $0.9 million, warehousing of $0.3 million, professional fees of $0.2 million and all other expenses of $0.3 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased to 10.2% for the first two quarters of 2012 from 10.9% for the first two quarters of 2011.

Amortization Expense.  Amortization expense increased $0.7 million to $4.0 million for the first two quarters of 2012 from $3.3 million for the first two quarters of 2011.  The increase is due to the Culver Specialty Brands acquisition.

Operating Income.  As a result of the foregoing, operating income increased $17.9 million or 32.2% to $73.3 million for the first two quarters of 2012 from $55.4 million for the first two quarters of 2011.  Operating income expressed as a percentage of net sales increased to 23.9% in the first two quarters of 2012 from 21.2% in the first two quarters of 2011.

Net Interest Expense.  Net interest expense increased $7.4 million or 44.3% to $23.9 million for the first two quarters of 2012 from $16.5 million in the first two quarters of 2011.  The increase in net interest expense in the first two quarters of 2012 was primarily attributable to an increase in our indebtedness to finance the Culver Specialty Brands acquisition, and an additional $1.8 million of amortization of deferred debt financing costs and bond discount relating to the acquisition financing. See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $3.6 million to $16.6 million for the first two quarters of 2012 from $13.0 million for the first two quarters of 2011.  Our effective tax rate was 33.6% for the first two quarters of 2012 and 33.4% for the first two quarters of 2011.  The effective tax rate has been impacted in 2012 and 2011 by decreases in our blended state tax rate.  During the second quarter of 2012, a change in the group of states in which we are subject to state income taxes caused a decrease in our blended state tax rate, resulting in a deferred tax benefit of $0.9 million.  During the second quarter of 2011, changes in state tax laws impacting apportionment rates caused a decrease in our blended state tax rate, resulting in a deferred tax benefit of $1.1 million.

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

Cash Flows.  Net cash provided by operating activities increased $15.6 million to $41.8 million for the first two quarters of 2012 from $26.2 million for the first two quarters of 2011.  The increase in net cash provided by operating activities in the first two quarters of 2012 as compared to the first two quarters of 2011 was due to an increase in working capital primarily due to our payment in January 2011 of $12.4 million, including $1.0 million of accrued interest, to terminate our interest rate swap and an increase in net income of $6.9 million, primarily attributable to the Culver Specialty Brands acquisition.

Net cash used in investing activities for the first two quarters of 2012 increased $1.5 million to $5.5 million from $4.0 million for the first two quarters of 2011.  During the first two quarters of 2012, our net cash used in investing activities included $5.3 million of capital expenditures and $0.2 million for the acquisition of a business.  Net cash used in investing activities for the first two quarters of 2011 consisted entirely of capital spending.  Capital expenditures in the first two quarters of 2012 and 2011 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash used in financing activities for the first two quarters of 2012 increased $12.3 million to $31.6 million from $19.3 million for the first two quarters of 2011.  The increase was attributable to an increase in payments of tax withholding on behalf of employees for net share settlement of share-based compensation of $8.5 million, an increase in dividend payments of $5.8 million and scheduled principal payments of tranche A and tranche B term loans of $4.9 million, partially offset by an increase in excess tax benefits from share-based compensation of $6.9 million.

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

Beginning with the quarterly dividend declared during the first quarter of 2012 and paid on April 30, 2012, our board of directors has increased the current dividend rate to $0.27 per share per quarter (or $1.08 per share per annum).  Our board of directors declared quarterly dividends of $0.23 per share of common stock during the fourth quarter of fiscal 2011 and $0.21 per share of common stock during each of the first three quarters of fiscal 2011.

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

For the first two quarters of 2012 and 2011, we had cash flows provided by operating activities of $41.8 million and $26.2 million, and distributed $24.0 million and $18.2 million, respectively, as dividends. At our current intended dividend rate of $1.08 per share per annum, we expect our aggregate dividend payments in fiscal 2012 to be approximately $50.2 million.  If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture and the terms of our credit agreement, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

Debt

Senior Secured Credit Agreement.  On November 30, 2011, in connection with the Culver Specialty Brands acquisition, we entered into a new senior secured credit agreement, which includes a $200.0 million revolving credit facility, $150.0 million of tranche A term loans and $225.0 million of tranche B term loans.  The proceeds of the term loan borrowings, $25.0 million of revolving loans, and cash on hand were used to repay all $130.0 million of outstanding borrowings under our prior credit agreement, fund the acquisition purchase price and pay related transaction fees and expenses.  At June 30, 2012, there were no outstanding loans under our revolving credit facility and the available borrowing capacity under the facility, net of outstanding letters of credit, was $199.5 million. The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

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

Future Capital Needs

We are highly leveraged.  On June 30, 2012, our total long-term debt of $715.6 million, net of our cash and cash equivalents of $21.4 million, was $694.2 million.  Stockholders’ equity as of that date was $241.8 million.

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

We expect to make capital expenditures of approximately $11.0 million to 12.0 million in the aggregate during fiscal 2012, $5.3 million of which have already been made during the first two quarters.

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

Inflation

We have seen during the first half of 2012 and may continue to see during the second half of 2012 cost increases for raw materials in the marketplace.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  We are currently locked into pricing and supply for substantially all of our major commodities (other than maple syrup) through 2012 at a cost increase of less than 2.0% of projected 2012 cost of goods sold.  During 2010 and 2011, through sales price increases and cost saving efforts we have been more than able to offset the impact of recent commodity and transportation cost increases.  We expect to be able to do the same during fiscal 2012.  However, to the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Contingencies

See Note 10, “Commitments and Contingencies,” to our consolidated financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2012, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2011 Annual Report on Form 10-K.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At June 30, 2012, we had $350.0 million of fixed rate debt and $370.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at June 30, 2012, a hypothetical 1.0% increase in interest rates would have affected our annual interest expense by approximately $2.0 million and a 1.0% decrease in interest rates would have affected our annual interest expense by approximately $1.5 million.

The carrying values and fair values of our term loan borrowings and senior notes as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012			December 31, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Tranche A Term Loan due 2016	145,611	(2)	146,250	149,266	(2)	150,000
Tranche B Term Loan due 2018	221,792	(2)	224,994	222,773	(2)	226,125
7.625% Senior Notes due 2018	348,228	(2)	378,000	348,068	(2)	372,750

(1)          Fair values are estimated based on quoted market prices.

(2)          The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of June 30, 2012 are $146.3 million, $223.9 million and $350.0 million, respectively.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of December 31, 2011 were $150.0 million, $225.0 million and $350.0 million, respectively.

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 2012	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)