Form 10-Q
period 2012-09-29
B&G Foods, Inc.
filed 2012-10-25
CIK 1278027

As filed with the Securities and Exchange Commission on October 25, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2012

or

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

As of October 25, 2012, the registrant had 52,560,765 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 29, 2012	December 31, 2011
Assets

Current assets:
Cash and cash equivalents	$15,350	$16,738
Trade accounts receivable, net	41,124	39,476
Inventories	107,236	85,234
Prepaid expenses	2,723	4,551
Income tax receivable	3,383	2,529
Deferred income taxes	1,855	1,696
Total current assets	171,671	150,224

Property, plant and equipment, net of accumulated depreciation of $97,299 and $89,856	62,241	61,930
Goodwill	262,977	262,827
Other intangibles, net	628,455	634,522
Other assets	20,386	23,420
Total assets	$1,145,730	$1,132,923

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$29,308	$24,427
Accrued expenses	19,174	26,719
Current portion of long-term debt	15,375	9,750
Dividends payable	13,065	10,971
Total current liabilities	76,922	71,867

Long-term debt	698,019	710,357
Other liabilities	6,890	9,409
Deferred income taxes	117,180	105,743
Total liabilities	899,011	897,376
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 48,387,225 and 47,700,132 shares issued and outstanding as of September 29, 2012 and December 31, 2011	484	477
Additional paid-in capital	120,953	159,916
Accumulated other comprehensive loss	(10,003)	(10,430)
Retained earnings	135,285	85,584
Total stockholders’ equity	246,719	235,547
Total liabilities and stockholders’ equity	$1,145,730	$1,132,923

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	$154,155	$133,010	$460,106	$393,868
Cost of goods sold	98,876	91,560	296,246	265,382
Gross profit	55,279	41,450	163,860	128,486

Operating expenses:
Selling, general and administrative expenses	14,937	12,725	46,206	41,069
Amortization expense	2,022	1,637	6,067	4,913
Operating income	38,320	27,088	111,587	82,504

Other expenses:
Interest expense, net	11,994	8,323	35,845	24,854
Income before income tax expense	26,326	18,765	75,742	57,650
Income tax expense	9,429	6,681	26,041	19,662
Net income	$16,897	$12,084	49,701	37,988

Weighted average shares outstanding:
Basic	48,387	47,822	48,267	47,903
Diluted	48,743	48,479	48,597	48,574

Earnings per share:
Basic	$0.35	$0.25	$1.03	$0.79
Diluted	$0.35	$0.25	$1.02	$0.78

Cash dividends declared per share	$0.27	$0.21	$0.81	$0.63

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income	$16,897	$12,084	$49,701	$37,988

Other comprehensive income:
Foreign currency translation adjustments	36	(8)	26	(83)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	162	87	401	159
Reclassification to net interest expense for interest rate swap, net of tax	—	265	—	795
Other comprehensive income	198	344	427	871
Comprehensive income	$17,095	$12,428	$50,128	$38,859

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011

Cash flows from operating activities:
Net income	$49,701	$37,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,443	11,964
Amortization of deferred debt financing costs and bond discount	3,771	1,500
Deferred income taxes	10,967	12,647
Share-based compensation expense	2,900	2,697
Excess tax benefits from share-based compensation	(8,031)	(1,117)
Realized gain on interest rate swap	—	(612)
Reclassification to net interest expense for interest rate swap	—	1,270
Changes in assets and liabilities:
Trade accounts receivable	(1,648)	1,163
Inventories	(22,002)	(19,714)
Prepaid expenses	1,828	(414)
Income tax receivable	7,177	(1,848)
Other assets	(63)	(63)
Trade accounts payable	4,881	12,541
Accrued expenses	(7,545)	(5,404)
Interest rate swap	—	(11,400)
Other liabilities	(1,883)	(1,905)
Net cash provided by operating activities	53,496	39,293

Cash flows from investing activities:
Capital expenditures	(7,660)	(6,881)
Payment for acquisition of business	(150)	—
Net cash used in investing activities	(7,810)	(6,881)

Cash flows from financing activities:
Payments of long-term debt	(7,312)	—
Payments for repurchase of common stock	—	(3,652)
Dividends paid	(37,096)	(28,221)
Excess tax benefits from share-based compensation	8,031	1,117
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(10,696)	(2,236)
Net cash used in financing activities	(47,073)	(32,992)

Effect of exchange rate fluctuations on cash and cash equivalents	(1)	(51)
Net decrease in cash and cash equivalents	(1,388)	(631)

Cash and cash equivalents at beginning of period	16,738	98,738
Cash and cash equivalents at end of period	$15,350	$98,107

Supplemental disclosures of cash flow information:
Cash interest payments	$38,742	$29,988
Cash income tax payments	$7,899	$8,865
Cash income tax refunds	$(3)	$(2)
Non-cash transactions:
Dividends declared and not yet paid	$13,065	$10,017

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

Acquisitions

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

In September 2012, we announced an agreement to acquire the New York Style and Old London brands from Chipita America, Inc. for approximately $62.5 million in cash.  The acquisition includes a

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)           Nature of Operations (Continued)

manufacturing facility in Yadkinville, North Carolina.  Subject to the satisfaction of customary closing conditions, we expect the acquisition to close during the fourth quarter of 2012.

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the third quarter and first three quarters of fiscal 2011 presents our operations as if the Culver Specialty Brands acquisition had occurred as of the beginning of the first quarter of 2011.  In addition to including the results of operations of the Culver Specialty Brands acquisition, the pro forma information gives effect to interest on additional borrowings and amortization of customer relationship intangibles.

	Thirteen Weeks Ended October 1, 2011	Thirty-nine Weeks Ended October 1, 2011
	(dollars in thousands)
Net sales	$153,744	$459,552
Net income	14,471	46,169
Basic earnings per share	$0.30	$0.96
Diluted earnings per share	$0.30	$0.95

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 29, 2012 (third quarter and first three quarters of 2012) and October 1, 2011 (third quarter and first three quarters of 2011) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)           Summary of Significant Accounting Policies (Continued)

contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 29, 2012, the results of our operations and comprehensive income for the third quarter and first three quarters of 2012 and 2011, and cash flows for the first three quarters of 2012 and 2011.  Our results of operations for the third quarter and first three quarters of 2012 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2011 included in our Annual Report on Form 10-K for fiscal 2011 filed with the SEC on February 28, 2012.

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

Recently Issued Accounting Standards

Except as set forth below, there have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2011 Annual Report on Form 10-K.

In July 2012, the Financial Accounting Standards Board (FASB) issued an accounting standards update relating to the testing of indefinite-lived intangible assets for impairment.  This update, which amends the guidance on testing indefinite-lived intangible assets other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the quantitative impairment test.  If a company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the quantitative impairment test.  This update does not revise the requirement to test indefinite-lived intangible assets annually for impairment.  This update becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption allowed.  We do not expect the adoption of this standard will have a material effect on our consolidated financial position, results of operations or liquidity.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	September 29, 2012	December 31, 2011
Raw materials and packaging	$30,096	$22,822
Work in process	318	347
Finished goods	76,822	62,065

Total	$107,236	$85,234

(4)           Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	September 29, 2012	December 31, 2011
Goodwill beginning balance	$262,827	$253,744
Acquisition of business	150	9,083
Goodwill	$262,977	$262,827

Non-amortizable intangible assets:
Trademarks	$506,400	$506,400
Amortizable intangible assets:
Customer relationships	$160,240	$160,240
Other intangible assets	150	150
	160,390	160,390
Less: accumulated amortization	(38,335)	(32,268)
Amortizable intangible assets, net	122,055	128,122

Total other intangible assets, net	$628,455	$634,522

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 18 to 20 years.  Other intangible assets are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of two years.  Amortization expense associated with customer relationships and other intangible assets for the third quarter and first three quarters of 2012 was $2.0 million and $6.1 million, respectively, and is recorded in operating expenses.  Amortization expense associated with customer relationships and other intangible assets for the third quarter and first three quarters of 2011 was $1.6 million and $4.9 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $2.0 million of amortization expense associated with our customer relationships and other intangible assets during the remainder of fiscal 2012, and thereafter $8.0 million per year for each of the next four fiscal years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	September 29, 2012	December 31, 2011

Senior secured credit agreement:
Tranche A term loan due 2016	$144,375	$150,000
Tranche B term loan due 2018	223,313	225,000
7.625% senior notes due 2018	350,000	350,000
Unamortized discount	(4,294)	(4,893)
Total long-term debt, net of unamortized discount	713,394	720,107
Current portion of long-term debt	(15,375)	(9,750)
Long-term debt, net of unamortized discount and excluding current portion	$698,019	$710,357

As of September 29, 2012, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2012	$2,438
2013	17,250
2014	24,750
2015	24,750
2016	84,750
Thereafter	563,750
Total	$717,688

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

At September 29, 2012, there were no outstanding loans under our revolving credit facility and the available borrowing capacity under the facility, net of outstanding letters of credit, was $199.5 million.  Proceeds of the revolving credit facility are restricted for use solely for general corporate purposes and acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are LIBOR loans.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-term Debt (Continued)

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio.  As of September 29, 2012, the tranche A term loan interest rate was 3.232%.  Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.50%, and LIBOR plus an applicable margin of 3.50%, in each case subject to a 1.0% LIBOR floor.  At September 29, 2012, the tranche B term loan interest rate was 4.50%.

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

We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 for any four quarter period, commencing with the four quarter period ending with the first quarter of 2012.  As of September 29, 2012, we were in compliance with all of the covenants in the credit agreement.

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

Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of September 29, 2012, we were in compliance with all of the covenants in the senior notes indenture.

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

Deferred Debt Financing Costs.  During the fourth quarter of fiscal 2011, we capitalized approximately $16.3 million of debt financing costs, which will be amortized over the five year term of our revolving credit facility and the tranche A term loans and the seven year term of the tranche B term loans.  As of September 29, 2012 and December 31, 2011 we had net deferred debt financing costs of $20.0 million and $23.1 million, respectively, included in other assets in the accompanying consolidated balance sheets.

Accrued Interest.  At September 29, 2012 and December 31, 2011 accrued interest of $6.5 million and $13.2 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

The carrying values and fair values of our term loan borrowings and senior notes as of September 29, 2012 and December 31, 2011 are as follows (in thousands):

	September 29, 2012			December 31, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Tranche A Term Loan due 2016	143,783	(2)	144,375	149,266	(2)	150,000
Tranche B Term Loan due 2018	221,303	(2)	225,322	222,773	(2)	226,125
7.625% Senior Notes due 2018	348,308	(2)	378,000	348,068	(2)	372,750

(1)   Fair values are estimated based on quoted market prices.

(2)   The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of September 29, 2012 are $144.4 million, $223.3 million and $350.0 million, respectively.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of December 31, 2011 were $150.0 million, $225.0 million and $350.0 million, respectively.

(7)                                 Disclosures about Derivative Instruments and Hedging Activities

As of September 29, 2012, we did not have any derivatives designated as a hedging instrument.  From February 2007 until January 2011, we maintained an interest rate swap that was designated as a hedging instrument.  The following table presents the impact of that interest rate swap and its location within our consolidated statement of operations (in thousands):

	Thirteen Weeks Ended October 1, 2011		Thirty-nine Weeks Ended October 1, 2011
Derivatives not designated as hedging instruments	Amount of Gain Recognized in Income on Derivatives				Location of Gain Recognized in Income on Derivatives

Interest rate swap	$423	*	$658	*	Interest expense, net

*      The amount included in net interest expense for the third quarter and first three quarters of 2011 consists of $0 and $612 realized gain on the interest rate swap, and $423 and $1,270 (pre-tax) reclassified to net interest expense from accumulated other comprehensive loss, respectively.

(8)           Stock and Debt Repurchase Program

We did not repurchase any shares of common stock during the first three quarters of 2012.  During the first three quarters of 2011 we repurchased and retired 217,901 shares of common stock at an average cost per share (excluding fees and commissions) of $16.73, or $3.6 million in the aggregate.  All of such shares were repurchased during the third quarter of 2011.  We did not repurchase any senior notes during the first three quarters of 2012 or 2011.  Our stock and debt repurchase program expired pursuant to its terms at the end of the first quarter of 2012.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)           Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension costs for company sponsored defined benefit pension plans for the third quarter and first three quarters of 2012 and 2011 include the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Service cost—benefits earned during the period	$602	$525	$1,790	$1,418
Interest cost on projected benefit obligation	512	538	1,524	1,513
Expected return on plan assets	(734)	(688)	(2,184)	(1,941)
Amortization of unrecognized prior service cost	11	11	33	33
Amortization of loss	244	133	678	273
Net periodic pension cost	$635	$519	$1,841	$1,296

During the first three quarters of 2012, we made $3.6 million of defined benefit pension plan contributions to company sponsored plans.  We plan to make approximately $0.6 million of additional contributions during the remainder of fiscal 2012.

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

(10)         Commitments and Contingencies

Operating Leases.  As of September 29, 2012, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

Fiscal year ending:
2012	$1,424
2013	4,443
2014	3,369
2015	3,006
2016	3,047
Thereafter	2,313
Total	$17,602

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first three quarters of 2012 or 2011 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of September 29, 2012, approximately 336 of our 740 employees, or 45.4%, were covered by collective bargaining agreements.  None of our collective bargaining agreements is scheduled to expire within one year.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)         Earnings per Share (Continued)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Weighted average shares outstanding:
Basic	48,387,225	47,821,907	48,267,133	47,903,475
Net effect of potentially dilutive share-based compensation awards	355,937	657,441	330,032	670,130
Diluted	48,743,162	48,479,348	48,597,165	48,573,605

(12)         Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of our customers’ financial condition.  Our top ten customers accounted for approximately 51.3% and 50.8% of consolidated net sales for the first three quarters of 2012 and 2011, respectively.  Our top ten customers accounted for approximately 56.0% and 53.2% of our receivables as of September 29, 2012 and December 31, 2011, respectively.  Other than Wal-Mart, which accounted for 19.8% and 17.1% of our consolidated net sales for the first three quarters of 2012 and 2011, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2012 or 2011.  Other than Wal-Mart, which accounted for 15.3% and 14.4% of our consolidated receivables as of September 29, 2012 and December 31, 2011, respectively, no single customer accounted for more than 10.0% of our consolidated receivables.  As of September 29, 2012, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable.

During the first three quarters of 2012 and 2011, our sales to foreign countries represented approximately 2.4% and less than 1.0%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards, non-employee director stock grants and other share based compensation) during the third quarter and first three quarters of 2012 and 2011 and where that expense is reflected in our consolidated statements of operations (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)         Share-Based Payments (Continued)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Consolidated Statements of Operations Location	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Compensation expense included in cost of goods sold	$199	$198	$567	$572
Compensation expense included in selling, general and administrative expenses	672	627	2,333	2,125
Total compensation expense for share-based payments	$871	$825	$2,900	$2,697

As of September 29, 2012, there was $3.7 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 2.25 years.

The following table details the activity in our non-vested performance share long-term incentive awards for the first three quarters of 2012:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2012	1,985,697	(1)	$5.25
Granted	159,722	(1)	$20.34
Vested	(1,124,205)		$2.30
Forfeited	—		—
End of first three quarters of 2012	1,021,214	(1)	$10.86

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

The following table details the number of shares of common stock issued by our company during the third quarter and first three quarters of 2012 and 2011 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share based compensation:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Number of performance shares vested	—	—	1,124,205	403,431
Shares withheld to fund statutory minimum tax withholding	—	—	463,942	152,126
Shares of common stock issued for performance share long-term incentive awards	—	—	660,263	251,305
Shares of common stock issued to non-employee directors for annual equity grants	—	—	17,436	17,796
Shares of common stock issued for other share based compensation, net of shares withheld to fund statutory minimum tax withholding	—	—	9,394	9,008
Total shares of common stock issued	—	—	687,093	278,109
Excess tax benefit recorded to additional paid in capital	$43	$—	$8,031	$1,117

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

(15)         Subsequent Events

Sale of Common Stock.  On October 9, 2012, we completed an underwritten public offering of 4,173,540 shares of our common stock.  The proceeds of the offering were approximately $120.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses.  The offering was made by means of a prospectus and the related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC.  We expect to use the net proceeds of the offering for general corporate purposes, which may include among other things, the payment of all or a portion of the purchase price and related transaction costs for the recently announced New York Style and Old London brands acquisition or any future acquisitions, and the repayment or retirement of a portion of our long-term debt.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 29, 2012 (third quarter and first three quarters of 2012) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011 (fiscal 2011) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2012 (which we refer to as our 2011 Annual Report on Form 10-K).

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2012 and 2011 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.1%	68.8%	64.4%	67.4%
Gross profit	35.9%	31.2%	35.6%	32.6%

Selling, general and administrative expenses	9.7%	9.6%	10.0%	10.5%
Amortization expense	1.3%	1.2%	1.3%	1.2%
Operating income	24.9%	20.4%	24.3%	20.9%

Interest expense, net	7.8%	6.3%	7.8%	6.3%
Income before income tax expense	17.1%	14.1%	16.5%	14.6%

Income tax expense	6.1%	5.0%	5.7%	5.0%
Net income	11.0%	9.1%	10.8%	9.6%

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of 2012 and 2011 along with the components of EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income	$16,897	$12,084	$49,701	$37,988
Income tax expense	9,429	6,681	26,041	19,662
Interest expense, net	11,994	8,323	35,845	24,854
Depreciation and amortization	4,529	4,038	13,443	11,964
Loss on extinguishment of debt	—	—	—	—
EBITDA	42,849	31,126	125,030	94,468
Income tax expense	(9,429)	(6,681)	(26,041)	(19,662)
Interest expense, net	(11,994)	(8,323)	(35,845)	(24,854)
Deferred income taxes	4,345	2,527	10,967	12,647
Amortization of deferred financing costs and bond discount	1,257	500	3,771	1,500
Realized gain on interest rate swap	—	—	—	(612)
Reclassification to net interest expense for interest rate swap	—	423	—	1,270
Share-based compensation expense	871	825	2,900	2,697
Excess tax benefits from share-based compensation	(43)	—	(8,031)	(1,117)
Changes in assets and liabilities	(16,160)	(7,285)	(19,255)	(27,044)
Net cash provided by operating activities	$11,696	$13,112	$53,496	$39,293

Third quarter of 2012 compared to the third quarter of 2011.

Net Sales.  Net sales increased $21.1 million or 15.9% to $154.2 million for the third quarter of 2012 from $133.0 million for the third quarter of 2011.  The Culver Specialty Brands, which we acquired at the end of November 2011, contributed $20.2 million to our net sales for the quarter.  For our base business, a sales price increase of $3.5 million partially offset by a $2.6 million unit volume decrease resulted in a net sales increase of $0.9 million.

Net sales of our Las Palmas, Maple Grove Farms of Vermont, Ortega, Ac’cent and B&M products increased by $1.2 million, $0.9 million, $0.4 million, $0.4 million and $0.4 million or 15.9%, 5.0%, 1.2%, 8.7%  and 7.5%, respectively.  These increases were offset by a reduction in net sales of B&G and Cream of Wheat products of $1.3 million and $0.9 million or 17.4% and 5.8%, respectively.  In the aggregate, net sales for all other brands decreased $0.2 million or 0.6%.

Gross Profit.  Gross profit increased $13.8 million or 33.4% to $55.3 million for the third quarter of 2012 from $41.5 million for the third quarter of 2011.  Gross profit expressed as a percentage of net sales increased 4.7 percentage points to 35.9% in the third quarter of 2012 from 31.2% in the third quarter of 2011.  The increase in gross profit expressed as a percentage of net sales was primarily attributable to pricing gains of $3.5 million and a sales mix shift to higher margin products (primarily due to the Culver Specialty Brands acquisition), partially offset by commodity cost increases.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.2 million or 17.4% to $14.9 million for the third quarter of 2012 from $12.7 million for the third quarter of 2011.  This increase is primarily due to increases in marketing and selling expenses of $1.6 million, warehousing expenses of $0.3 million, professional fees of $0.2 million and all other expenses of $0.1 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses increased 0.1 percentage points to 9.7% for the third quarter of 2012 from 9.6% for the third quarter of 2011.

Amortization Expense.  Amortization expense increased $0.4 million or 23.5% to $2.0 million for the third quarter of 2012 from $1.6 million for the third quarter of 2011.  The increase is due to the Culver Specialty Brands acquisition.

Operating Income.  As a result of the foregoing, operating income increased $11.2 million or 41.5% to $38.3 million for the third quarter of 2012 from $27.1 million for the third quarter of 2011.  Operating income expressed as a percentage of net sales increased to 24.9% in the third quarter of 2012 from 20.4% in the third quarter of 2011.

Net Interest Expense.  Net interest expense increased $3.7 million or 44.1% to $12.0 million for the third quarter of 2012 from $8.3 million in the third quarter of 2011.  The increase in net interest expense in the third quarter of 2012 was primarily attributable to an increase in our indebtedness to finance the Culver Specialty Brands acquisition, and an additional $0.8 million of amortization of deferred debt financing costs and bond discount relating to the acquisition financing.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $2.7 million to $9.4 million for the third quarter of 2012 from $6.7 million for the third quarter of 2011.  Our effective tax rate was 35.8% for the third quarter of 2012 and 35.6% for the third quarter of 2011.

First three quarters of 2012 compared to first three quarters of 2011.

Net Sales.  Net sales increased $66.2 million or 16.8% to $460.1 million for the first three quarters of 2012 from $393.9 million for the first three quarters of 2011.  Net sales of the Culver Specialty Brands, which we acquired at the end of November 2011, contributed $65.3 million to our net sales for the first three quarters of 2012.  Net sales for our base business increased $0.9 million, with a sales price increase of $10.3 million offset by a $9.4 million unit volume decline for our base business.

Net sales of our lines of Ortega, Maple Grove Farms of Vermont, Las Palmas, B&M and Ac’cent products increased in the amounts of $3.6 million, $2.5 million, $0.9 million, $0.6 million and $0.5 million or 3.7%, 4.6%, 3.7%, 3.2% and 3.3%, respectively.  These increases were offset by a reduction in net sales of our B&G, Cream of Wheat, Underwood, Don Pepino and Polaner products of $3.3 million, $1.8 million, $0.9 million, $0.6 million and $0.5 million or 12.8%, 3.9%, 5.3%, 5.3% and 1.8%.  In the aggregate, net sales for all other brands decreased $0.1 million, or 0.1%.

Gross Profit.  Gross profit increased $35.4 million or 27.5% to $163.9 million for the first three quarters of 2012 from $128.5 million for the first three quarters of 2011.  Gross profit expressed as a percentage of net sales increased 3.0 percentage points to 35.6% in the first three quarters of 2012 from 32.6% in the first three quarters of 2011.  This increase in gross profit expressed as a percentage of net sales was primarily attributable to pricing gains of $10.3 million and a sales mix shift to higher margin products (primarily due to the Culver Specialty Brands acquisition), partially offset by commodity cost increases.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.1 million or 12.5% to $46.2 million for the first three quarters of 2012 from $41.1 million for the first three quarters of 2011.  The increase is primarily due to increases in marketing and selling expenses of $3.8 million, warehousing of $0.6 million, professional fees of $0.3 million and all other expenses of $0.4 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased to 10.0% for the first three quarters of 2012 from 10.5% for the first three quarters of 2011.

Amortization Expense.  Amortization expense increased $1.2 million to $6.1 million for the first three quarters of 2012 from $4.9 million for the first three quarters of 2011.  The increase is due to the Culver Specialty Brands acquisition.

Operating Income.  As a result of the foregoing, operating income increased $29.1 million or 35.3% to $111.6 million for the first three quarters of 2012 from $82.5 million for the first three quarters of 2011.  Operating income expressed as a percentage of net sales increased to 24.3% in the first three quarters of 2012 from 20.9% in the first three quarters of 2011.

Net Interest Expense.  Net interest expense increased $11.0 million or 44.2% to $35.8 million for the first three quarters of 2012 from $24.9 million in the first three quarters of 2011.  The increase in net interest expense in the first three quarters of 2012 was primarily attributable to an increase in our indebtedness to finance the Culver Specialty Brands acquisition, and an additional $2.3 million of amortization of deferred debt financing costs and bond discount relating to the acquisition financing. See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $6.4 million to $26.0 million for the first three quarters of 2012 from $19.7 million for the first three quarters of 2011.  Our effective tax rate was 34.4% for the first three quarters of 2012 and 34.1% for the first three quarters of 2011.  The effective tax rate has been impacted in 2012 and 2011 by decreases in our blended state tax rate.  During the second quarter of 2012, a change in the group of states in which we are subject to state income taxes caused a decrease in our blended state tax rate, resulting in a deferred tax benefit of $0.9 million.  During the second quarter of 2011, changes in state tax laws impacting apportionment rates caused a decrease in our blended state tax rate, resulting in a deferred tax benefit of $1.1 million.

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

Cash Flows.  Net cash provided by operating activities increased $14.2 million to $53.5 million for the first three quarters of 2012 from $39.3 million for the first three quarters of 2011.  The increase in net cash provided by operating activities in the first three quarters of 2012 as compared to the first three quarters of 2011 was due to an increase in working capital primarily due to our payment in January 2011 of $12.4 million, including $1.0 million of accrued interest, to terminate our interest rate swap and an increase in net income of $11.7 million, primarily attributable to the Culver Specialty Brands acquisition.

Net cash used in investing activities for the first three quarters of 2012 increased $0.9 million to $7.8 million from $6.9 million for the first three quarters of 2011.  During the first three quarters of 2012, our net cash used in investing activities included $7.7 million of capital expenditures and $0.2 million for the acquisition of a business.  Net cash used in investing activities for the first three quarters of 2011 consisted entirely of capital spending.  Capital expenditures in the first three quarters of 2012 and 2011 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash used in financing activities for the first three quarters of 2012 increased $14.1 million to $47.1 million from $33.0 million for the first three quarters of 2011.  The increase was attributable to an increase in dividend payments of $8.9 million, an increase in payments of tax withholding on behalf of employees for net share settlement of share-based compensation of $8.5 million and scheduled principal payments of tranche A and tranche B term loans of $7.3 million, partially offset by an increase in excess tax benefits from share-based compensation of $6.9 million.  In addition, during the first three quarters of 2011, we paid $3.7 million to repurchase shares of common stock.  We did not repurchase any shares of common stock during the first three quarters of 2012.

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

Beginning with the quarterly dividend declared on October 16, 2012 and payable on January 30, 2013, our board of directors increased the current dividend rate to $0.29 per share per quarter (or $1.16 per share per annum).  Our board of directors declared quarterly dividends of $0.27 per share of common stock during each of the first three quarters of fiscal 2012, $0.23 per share of common stock during the fourth quarter of fiscal 2011 and $0.21 per share of common stock during each of the first three quarters of fiscal 2011.

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

For the first three quarters of 2012 and 2011, we had cash flows provided by operating activities of $53.5 million and $39.3 million, and distributed $37.1 million and $28.2 million, respectively, as dividends. Our aggregate dividend payments in fiscal 2012 will be approximately $50.2 million.  If our cash flows from operating activities for future periods were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we would need either to further reduce or eliminate dividends or, to the extent permitted under our senior notes indenture and the terms of our credit agreement, fund a portion of our dividends with borrowings or from other sources.  If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial position, our results of operations, our liquidity and our ability to maintain or expand our business.

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

On September 19, 2012, we announced an agreement to acquire the New York Style and Old London brands from Chipita America, Inc. for approximately $62.5 million in cash.  The acquisition includes a manufacturing facility in Yadkinville, North Carolina.  We anticipate the acquisition to close during the fourth quarter of 2012.  We expect to fund all or a portion of the purchase price and related fees and expenses with the proceeds of the equity offering completed on October 9, 2012 and described under “Common Stock Offering” below.

Debt

Senior Secured Credit Agreement.  On November 30, 2011, in connection with the Culver Specialty Brands acquisition, we entered into a new senior secured credit agreement, which includes a $200.0 million revolving credit facility, $150.0 million of tranche A term loans and $225.0 million of tranche B term loans.  The proceeds of the term loan borrowings, $25.0 million of revolving loans, and cash on hand were used to repay all $130.0 million of outstanding borrowings under our prior credit agreement, fund the acquisition purchase price and pay related transaction fees and expenses.  At September 29, 2012, there were no outstanding loans under our revolving credit facility and the available borrowing capacity under the facility, net of outstanding letters of credit, was $199.5 million. The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

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

Common Stock Offering

On October 9, 2012, we completed an underwritten public offering of 4,173,540 shares of our common stock.  The proceeds of the offering were approximately $120.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses.  We expect to use the net proceeds of the offering for general corporate purposes, which may include among other things, the payment of all or a portion of the purchase price and related transaction costs for the recently announced acquisition of the New York Style and Old London brands or any future acquisitions, and the repayment or retirement of a portion of our long-term debt.

Future Capital Needs

We are highly leveraged.  On September 29, 2012, our total long-term debt of $713.4 million, net of our cash and cash equivalents of $15.4 million, was $698.0 million.  Stockholders’ equity as of that date was $246.7 million.

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

We expect to make capital expenditures of approximately $11.0 million to 12.0 million in the aggregate during fiscal 2012, $7.7 million of which have already been made during the first three quarters.

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

Inflation

We have seen during the first three quarters of 2012 and may continue to see during the last quarter of 2012 cost increases for raw materials in the marketplace.  We manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  We are currently locked into pricing and supply for substantially all of our major commodities (other than maple syrup) through 2012 at a cost increase of less than 2.0% of projected 2012 cost of goods sold.  During 2010 and 2011, through sales price increases and cost saving efforts we have been more than able to offset the impact of recent commodity and transportation cost increases.  We expect to be able to do the same during fiscal 2012.  However, to the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Contingencies

See Note 10, “Commitments and Contingencies,” to our consolidated financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of September 29, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first three quarters of 2012, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2011 Annual Report on Form 10-K.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At September 29, 2012, we had $350.0 million of fixed rate debt and $365.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at September 29, 2012, a hypothetical 1.0% increase in interest rates would have affected our annual interest expense by approximately $2.0 million and a 1.0% decrease in interest rates would have affected our annual interest expense by approximately $1.4 million.

The carrying values and fair values of our term loan borrowings and senior notes as of September 29, 2012 and December 31, 2011 are as follows (in thousands):

	September 29, 2012			December 31, 2011
	Carrying Value		Fair Value(1)	Carrying Value		Fair Value(1)
Tranche A Term Loan due 2016	143,783	(2)	144,375	149,266	(2)	150,000
Tranche B Term Loan due 2018	221,303	(2)	225,322	222,773	(2)	226,125
7.625% Senior Notes due 2018	348,308	(2)	378,000	348,068	(2)	372,750

(1)   Fair values are estimated based on quoted market prices.

(2)   The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of September 29, 2012 are $144.4 million, $223.3 million and $350.0 million, respectively.  The outstanding principal amounts of the tranche A term loan, tranche B term loan and senior notes as of December 31, 2011 were $150.0 million, $225.0 million and $350.0 million, respectively.

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2012	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)