Form 10-K
period 2012-12-29
B&G Foods, Inc.
filed 2013-02-26
CIK 1278027

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

As filed with the Securities and Exchange Commission on February 26, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are affiliates of the registrant) as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $1,255,160,980 (based on the $26.60 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

         As of February 26, 2013, the registrant had 52,858,772 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Selected designated portions of the registrant's definitive proxy statement to be filed on or before April 29, 2013 in connection with the registrant's 2013 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

PART I

Item 1.    Business.

Overview

        The terms "B&G Foods," "our," "we" and "us," as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended January 3, 2009, January 2, 2010, January 1, 2011, December 31, 2011 and December 29, 2012 as "fiscal 2008," "fiscal 2009," "fiscal 2010," "fiscal 2011" and "fiscal 2012," respectively.

        B&G Foods manufactures, sells and distributes a diverse portfolio of branded, high quality, shelf-stable food and household products across the United States, Canada and Puerto Rico. Many of our branded products have leading regional or national market shares. In general, we position our products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with institutional and food service sales and limited private label sales.

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

        Our company has been built upon a successful track record of both organic and acquisition-related growth. Our goal is to continue to increase sales, profitability and cash flows through organic growth, disciplined acquisitions of complementary branded businesses and new product development. Since 1996, we have successfully acquired and integrated more than 25 brands into our company.

        The table below includes some of the acquisitions we have completed in recent years:

Date	Significant Event
November 2010	Acquisition of the Don Pepino and Sclafani brands from Violet Packing LLC, referred to as the "Don Pepino acquisition" in the remainder of this document.
November 2011
Acquisition of the Mrs. Dash, Baker's Joy, Sugar Twin, Static Guard, Molly McButter and Kleen Guard brands from Conopco, Inc. dba Unilever United States, Inc, referred to as the "Culver Specialty Brands acquisition" in the remainder of this document.
October 2012
Acquisition of the New York Style, Devonsheer, JJ Flats and Old London brands from Chipita America, Inc., referred to as the "New York Style and Old London acquisition" in the remainder of this document.

Products and Markets

        The following is a brief description of some of our brands and product lines:

        The Ortega brand has been in existence since 1897; its products span the shelf-stable Mexican food segment including taco shells, tortillas, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products. We continue to expand our product offerings with new products such as the Ortega whole grain corn taco shells and Ortega reduced sodium taco seasoning.

        The Maple Grove Farms of Vermont brand, which originated in 1915, is one of the leading brands of pure maple syrup sold in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, sugar free syrups, marinades, fruit syrups, confections, pancake mixes and organic products.

        The Cream of Wheat brand was introduced in 1893 and is among the leading brands and one of the most trusted and widely recognized brands of hot cereals sold in the United States. Cream of Wheat is available in Original 10-minute, 2 1/2 minute and one-minute versions, and also in instant packets of Original and other flavors. A whole grain version of Original 2 1/2 minute Cream of Wheat was introduced by B&G Foods in 2008. In 2009, we introduced a "Healthy Grain" version of instant Cream of Wheat, which provides consumers with an excellent source of fiber and a good source of protein. During 2010, pursuant to a licensing agreement, we introduced Cream of Wheat Cinnabon® and during 2011, we introduced Cream of Wheat Chocolate flavored instant hot cereal. We also offer Cream of Rice, a rice-based hot cereal.

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

        The Bloch & Guggenheimer (B&G) brand originated in 1889, and its pickle, pepper and relish products are a leading brand in the New York metropolitan area. This line consists of shelf-stable pickles, peppers, relishes, olives and other related specialty items.

        The B&M brand was introduced in 1927 and is the original brand of brick-oven baked beans and remains one of the very few authentic baked beans. The B&M line includes a variety of baked beans and brown bread. The B&M brand currently has a leading market share in the New England region.

        The Underwood brand's "Underwood Devil" logo, which was registered in 1870, is believed to be the oldest registered trademark still in use for a prepackaged food product in the United States. Underwood meat spreads, which were introduced in the late 1860s, include deviled ham, white-meat chicken, roast beef and liverwurst.

        The New York Style brand was created in 1985 and now includes Original Bagel Crisps, Mini Bagel Crisps, Pita Chips and Panetini Italian Toast. New York Style products offer the authentic taste of New York City's traditional neighborhood bakeries.

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

        The Old London brand was created in 1932 and offers a wide variety of flavors available in melba toasts, melba rounds and other snacks. Old London also markets specialty snacks under the Devonsheer and JJ Flats names.

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

        The Joan of Arc brand, which originated in 1895, includes a full range of canned beans including kidney, chili and other varieties.

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

        The Brer Rabbit brand has been in existence since 1907 and currently offers mild and full-flavored molasses as well as blackstrap molasses. Mild molasses is designed for table use and full-flavored molasses is typically used in baking, barbeque sauces and as a breakfast syrup.

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

        In the past decade, the retail side of the food industry has seen a still on-going shift of sales to alternate food outlets such as supercenters, warehouse clubs, dollar stores and drug stores. This shift has caused consolidation of traditional grocery chains into larger entities, often spanning the country under varying banner names. Consolidation has increased the importance of having a number one or two brand within a category, be that position national or regional. A broad sales and distribution infrastructure has also become critical for food companies, allowing them to reach all outlets selling food to consumers and expanding their growth opportunities.

Sales, Marketing and Distribution.

        Overview.    We sell, market and distribute our products through a multiple-channel sales, marketing and distribution system to all major U.S. food channels, including sales and shipments to supermarkets, mass merchants, warehouse clubs, wholesalers, food service distributors and direct accounts, specialty food distributors, military commissaries and non-food outlets such as drug and dollar store chains. Certain of our brands, including Cream of Wheat, Ac'cent, Underwood, Polaner, Static Guard, Mrs. Dash, New York Style and Sugar Twin, are also distributed to similar food channels in Canada. We sell, market and distribute our two household brands through the same sales, marketing and distribution system to many of the same customers to whom we sell our food products as well as other household product retailers and distributors.

        We believe our established infrastructure in these channels allows us to distribute our products and any additional products from acquisitions cost-effectively. We sell our products primarily through broker sales networks to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors. The broker sales network handles the sale of our products at the retail level.

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

Customers

        Our top ten customers accounted for approximately 50.7% of our net sales and 50.2% of our end of the year receivables for fiscal 2012. Other than Wal-Mart, which accounted for 19.7% of our fiscal

2012 net sales, no single customer accounted for 10.0% or more of our fiscal 2012 net sales. Other than Wal-Mart, which accounted for 14.9% of our receivables as of the end of fiscal 2012, no single customer accounted for more than 10.0% of our receivables as of the end of fiscal 2012. During fiscal 2012, our net sales to foreign countries represented approximately 2.7% of our total net sales. During fiscal 2011 and fiscal 2010, our net sales to foreign countries represented less than 1.0% of our total net sales. Our foreign sales are primarily to customers in Canada. The increase in our foreign sales in fiscal 2012 is primarily attributable to the Culver Specialty Brands acquisition.

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

Raw Materials

        We purchase raw materials, including agricultural products, meat, poultry, flour, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers located in U.S. and foreign locations. Our principal raw materials include maple syrup, wheat, fruits, beans, tomatoes, peppers, meat, sugar, concentrates, molasses, spices and corn sweeteners. We purchase our agricultural raw materials in bulk or pursuant to short-term supply contracts. We purchase most of our agricultural products between April 1 and October 31. We also use packaging materials, particularly glass jars, cans, cardboard and plastic containers. The profitability of our business relies in substantial part on the prices we and our co-packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, currency exchange rates, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions, the effect of insects, plant diseases and fungi, and glass, metal and plastic prices.

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

Production

        Manufacturing.    We operate seven manufacturing facilities for our products. See Item 2, "Properties" for a listing of our manufacturing facilities.

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

Trademarks and Licensing Agreements

        We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Baker's Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril's, Grandma's, JJ Flats, Joan of Arc, Kleen Guard, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Style, Old London, Ortega, Polaner, Regina, Sa-són, Sclafani, Static Guard, Sugar Twin, Trappey's, Underwood, Vermont Maid and Wright's.

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

        The license agreement has been extended through May 2015 and thereafter is subject to extension and renewal at our option for additional three-year periods if we meet specified annual net sales results. Under the license agreement, we are, among other things, obligated to introduce and market new products in each year of the license agreement and to pay the licensor royalties based on annual net sales of our Emeril's brand products. The license agreement may be terminated by the licensor if we are in breach or default of any of our material obligations thereunder. We have also agreed to indemnify the licensor with respect to claims under the license agreement, including claims relating to any alleged unauthorized use of any mark, personality or recipe by us in connection with the products in the Emeril's line of products.

        In February 2008, Martha Stewart Living Omnimedia, Inc. (MSLO) announced that it was acquiring certain assets related to the business of Emeril Lagasse. In connection with the closing of that transaction and with our consent, EFLP assigned its rights under the license agreement to a subsidiary of MSLO.

        From time to time we also enter into other licensing agreements. For example, we sell Cream of Wheat Cinnabon®, a co-branded product, pursuant to a licensing agreement with Cinnabon, Inc. and Crock Pot® Seasoning Mixes pursuant to a licensing agreement with Sunbeam Products, Inc. dba Jarden Consumer Solutions.

Employees and Labor Relations

        As of December 29, 2012, our workforce consisted of 999 employees. Of that total, 794 employees were engaged in manufacturing, 59 were engaged in marketing and sales, 114 were engaged in warehouse and distribution and 32 were engaged in administration. Approximately 34% of our employees, located at three facilities, are covered by collective bargaining agreements. These agreements, which vary in term depending on the location, expire on March 31, 2014 (Roseland, New Jersey; International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863), April 25, 2015 (Portland, Maine; Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO, Local No. 334) and March 31, 2016 (Stoughton, Wisconsin; Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695). None of our collective bargaining agreements expire in the next twelve months.

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

        Our largest customer, Wal-Mart, accounted for 19.7% of our fiscal 2012 net sales, and our ten largest customers together accounted for approximately 50.7% of our fiscal 2012 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

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

        Part of our strategy is to grow through acquisition and we intend to pursue additional acquisitions of food and household product lines and businesses. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from future acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater than anticipated amount of trade, promotional and capital spending. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management's attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We have substantial indebtedness, which could restrict our ability to pay dividends and impact our financing options and liquidity position.

        At December 29, 2012, we had total long-term indebtedness of $641.2 million (before debt discount), including $392.7 million principal amount of senior secured indebtedness and $248.5 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the first supplemental indenture relating to our senior notes (which we refer to as the senior notes indenture) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

        Our $200.0 million revolving credit facility and our $144.4 million of tranche A term loan borrowings mature on November 30, 2016, our $248.5 million of senior notes mature on January 15, 2018 and our $223.3 million of tranche B term loan borrowings mature on November 30, 2018 (provided that the maturity date of the tranche B term loans will be accelerated to October 17, 2017 if our senior notes are not refinanced on or prior to that date). Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

Most of our products are sourced from single manufacturing sites.

        Our products are manufactured at many different manufacturing facilities, including our seven manufacturing facilities and manufacturing facilities operated by our co-packers. However, in most cases, individual products are produced only at a single location. If any of these manufacturing locations experiences a disruption for any reason, including a work stoppage, power failure, fire, or weather related condition or natural disaster, etc., this could result in a significant reduction or elimination of the availability of some of our products. If we were not able to obtain alternate production capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Our operations are subject to numerous laws and governmental regulations, exposing us to potential claims and compliance costs that could adversely affect our business.

        Our operations are subject to extensive regulation by the U.S. Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), the United States Department of Labor, the Environmental Protection Agency and various other federal, state, local and foreign authorities. Any changes in these laws and regulations, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted could increase the cost of developing, manufacturing and distributing our products or otherwise increase the cost of conducting our business, or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. In addition, failure by us to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. See Item 1, "Business—Government Regulation" and "—Environmental Matters."

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

We face risks associated with our defined benefit pension plans and multiemployer pension plan obligations.

        We maintain three defined benefit pension plans that cover substantially all of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interests rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance has the effect of decreasing the funded status of these plans which results in greater contributions. For a more detailed description of these plans, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expenses" and Note 11, "Pension Benefits," to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

        We also participate in a multiemployer pension plan maintained by the labor union representing certain of our employees at our Portland, Maine facility. We make periodic contributions to this plan pursuant to the terms of a collective bargaining agreement. In the event that we withdraw from participation in this plan or substantially reduce our participation in this plan (such as due to a workforce reduction), applicable law could require us to make withdrawal liability payments to the plan, and we would have to reflect that liability on our balance sheet. The amount of our withdrawal liability would depend on the extent of this plan's funding of vested benefits at the time of our withdrawal. Furthermore, our withdrawal liability could increase as the number of employers participating in this plan decreases.

        The multiemployer plan, to which we contribute, has significant underfunded liabilities. Due to the level of underfunding, this plan has been determined to be in "critical" status. While this plan is in critical status, we are required to make additional plan contributions until we agree to a new collective bargaining agreement that implements a rehabilitation plan to improve the plan's funded status. Accordingly, our required contributions to this plan may increase substantially when our next collective bargaining agreement is executed.

        For a more detailed description of this multiemployer plan, see Note 11, "Pension Benefits," to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

        An obligation to make additional, unanticipated contributions to our defined benefit plans or the multiemployer plan described above could reduce the cash available for working capital and other corporate uses, and may have a material adverse effect on our business, consolidated financial position, results of operations and liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees' collective bargaining agreements, shifts in union policy or labor disruptions in the food industry.

        As of December 29, 2012, approximately 34% of our 999 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. If prior to the expiration of any of our collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

        We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $497.3 million between 2012 and 2027. The expected annual deductions are approximately $50.6 million for fiscal 2013, approximately $45.8 million for fiscal 2014, approximately $44.7 million per year for fiscal 2015 through 2017, approximately $42.1 million for fiscal 2018, approximately $37.7 million per year for fiscal 2019 and 2020, approximately $35.6 million for fiscal 2021, approximately $24.7 million for fiscal 2022, approximately $22.5 million per year for fiscal 2023 through 2025, approximately $20.6 million for fiscal 2026 and approximately $0.9 million for fiscal 2027. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

A change in the assumptions used to value our goodwill or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

        Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing our company's market capitalization with our company's carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference. We test our indefinite-lived intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our indefinite-lived intangibles by applying third party market value indicators to our adjusted EBITDA or net sales. Calculating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2012, 2011 and 2010 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. However, materially different, assumptions regarding the future performance of our businesses could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

        Future sales or the availability for sale of a substantial number of shares of our common stock or other securities convertible or exchangeable into common stock, whether issued and sold pursuant to our currently effective shelf registration statement or otherwise, would dilute our earnings per share and the voting power of each share of common stock outstanding prior to such sale or distribution, could adversely affect the prevailing market price of our securities and could impair our ability to raise capital through future sales of our securities.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located at Four Gatehall Drive, Parsippany, NJ 07054. Our manufacturing plants are generally located near major customer markets and raw materials. Of our seven manufacturing facilities, six are owned and one is leased. Management believes that our manufacturing plants have sufficient capacity to accommodate our planned growth. As of December 29,

2012, we owned or leased the offices, manufacturing and warehouse facilities and distribution centers described in the table below:

Facility Location	Owned/Leased	Description
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Owned	Manufacturing/Warehouse
St. Evariste, Québec	Owned	Storage Facility
Sharptown, Maryland	Owned	Storage Facility
Parsippany, New Jersey	Leased	Corporate Headquarters
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Antioch, Tennessee	Leased	Distribution Center
Houston, Texas	Leased	Distribution Center
Easton, Pennsylvania	Leased	Distribution Center
Bentonville, Arkansas	Leased	Sales Office
Chicago, Illinois	Leased	Sales Office

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

	High	Low
Fiscal 2012
Fourth Quarter	$31.99	$26.83
Third Quarter	$32.84	$24.69
Second Quarter	$27.54	$20.99
First Quarter	$24.60	$22.07
Fiscal 2011
Fourth Quarter	$24.64	$15.29
Third Quarter	$21.31	$15.67
Second Quarter	$21.29	$16.71
First Quarter	$19.60	$13.23

Holders

        According to the records of our transfer agent, we had 45 holders of record of our common stock as of February 14, 2013, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

        Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company's common stock with the cumulative total return of the Russell MicroCap Index, the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from December 29, 2007 to December 29, 2012, assuming the investment of $100 on December 29, 2007 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company's common stock price relative to the noted indices and is not necessarily indicative of future price performance.

 Comparison of 5 Year Cumulative Total Return
Among B&G Foods, Inc. Common Stock, the Russell 2000 Index
and the S&P Packaged Foods & Meats Index

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Russell Investment Group. All rights reserved.

	12/29/2007	1/3/2009	1/2/2010	1/1/2011	12/31/2011	12/29/2012
B&G Foods, Inc. (NYSE: BGS)	$100.00	$60.30	$110.45	$175.36	$321.07	$400.42
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09
S&P Packaged Foods & Meats Index	100.00	87.54	103.16	120.04	140.68	155.30

*
$100 invested on December 29, 2007 in B&G Foods' common stock or December 31, 2007 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Dividend Policy

  General

        Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed a substantial portion of our cash available to pay dividends to them instead of retaining it in our business. Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is distributed as regular quarterly cash dividends to the holders of our common stock and not retained by us. We have paid dividends every quarter since our initial public offering in October 2004.

        For fiscal 2012 and fiscal 2011, we had cash flows from operating activities of $100.5 million and $72.0 million, respectively, and distributed $50.2 million and $38.2 million as dividends, respectively. At our current dividend rate of $1.16 per share per annum, we expect our aggregate dividend payments in 2013 to be approximately $61.2 million.

        The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2012 and 2011:

	Fiscal 2012	Fiscal 2011
Fourth Quarter	$0.29	$0.23
Third Quarter	$0.27	$0.21
Second Quarter	$0.27	$0.21
First Quarter	$0.27	$0.21

        Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder's adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2012 and fiscal 2011, 58.2% and 29.6%, respectively, of distributions paid on common stock will be treated as a return of capital and 41.8% and 70.4%, respectively, will be treated as a taxable dividend paid from earnings and profits.

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

        In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indenture. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

  •
  a "consolidated interest coverage ratio" (defined as the ratio of our adjusted EBITDA for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.0; and

  •
  a "consolidated total leverage ratio" (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) of not more than 6.0 to 1.0.

Recent Sales of Unregistered Securities

        We did not issue any unregistered securities in fiscal 2012.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2012.

Item 6.    Selected Financial Data.

        The following selected historical consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended December 29, 2012 (fiscal 2012), December 31, 2011 (fiscal 2011), January 1, 2011 (fiscal 2010), January 2, 2010 (fiscal 2009) and January 3, 2009 (fiscal 2008) have been derived from our audited consolidated financial statements. Fiscal 2008 contained 53 weeks and the fiscal years 2012, 2011, 2010 and 2009 each contained 52 weeks.

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data(1):
Net sales	$633,812	$543,866	$513,337	$501,016	$486,896
Cost of goods sold(2)	410,469	366,090	345,668	352,283	352,967

Gross profit	223,343	177,776	167,669	148,733	133,929
Selling, general and administrative expenses(3)	66,212	57,618	56,495	53,966	53,595
Amortization expense(4)	8,126	6,679	6,457	6,450	6,450

Operating income	149,005	113,479	104,717	88,317	73,884
Interest expense, net(5)	47,660	36,675	40,342	49,432	58,067
Loss on extinguishment of debt(6)	10,431	—	15,224	10,220	—

Income before income tax expense	90,914	76,804	49,151	28,665	15,817
Income tax expense	31,654	26,561	16,772	11,224	6,084

Net income	$59,260	$50,243	$32,379	$17,441	$9,733

Earnings per share data:
Weighted average basic common shares outstanding	49,239	47,856	47,584	39,325	36,715
Weighted average diluted common shares outstanding	49,557	48,541	48,284	39,358	36,715
Cash dividends declared per common share	$1.10	$0.86	$0.68	$0.68	$0.81
Basic earnings per common share	$1.20	$1.05	$0.68	$0.44	$0.27
Diluted earnings per common share	$1.20	$1.04	$0.67	$0.44	$0.27
Other Financial Data:
Net cash provided by operating activities	$100,528	$72,033	$98,877	$62,854	$40,496
Capital expenditures	(10,637)	(10,556)	(10,965)	(10,704)	(10,631)
Payments for acquisition of businesses	(62,667)	(326,000)	(14,602)	—	—
Net cash (used in) provided by financing activities	(24,744)	182,575	(14,534)	(44,877)	(33,747)
EBITDA(7)	$167,858	$129,708	$119,740	$103,012	$89,436
Ratio of earnings to fixed charges(8)	2.8x	3.0x	2.2x	1.5x	1.3x
Senior debt / EBITDA(9)	3.9x	5.6x	4.0x	3.6x	4.1x
Total debt / EBITDA	3.9x	5.6x	4.0x	4.3x	6.0x
EBITDA / cash interest expense(10)	3.9x	4.1x	3.3x	2.2x	1.8x
Consolidated Balance Sheet Data (at end of period)(1):
Cash and cash equivalents	$19,219	$16,738	$98,738	$39,930	$32,559
Total assets	1,191,968	1,132,923	871,723	816,894	825,090
Total debt	637,689	720,107	477,748	439,541	535,800
Total stockholders' equity	$361,175	$235,547	$230,585	$225,608	$144,648

(1)
We completed the New York Style and Old London acquisition from Chipita America on October 31, 2012. We completed the Culver Specialty Brands acquisition from Unilever on November 30, 2011. We completed the Don Pepino acquisition from Violet Packing on November 18, 2010. Each of these acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.

(2)
Included in cost of goods sold for fiscal 2010 is a gain of $1.3 million relating to a legal settlement.

(3)
Selling, general and administrative expenses for fiscal 2012 include $1.2 million of transaction costs for the New York Style and Old London acquisition. Selling, general and administrative expenses for fiscal 2011 include $1.4 million of transaction costs for the Culver Specialty Brands acquisition. Selling, general and administrative expenses for fiscal 2008 include $0.7 million of severance and termination charges we incurred relating to a workforce reduction.

(4)
Amortization expense includes the amortization of customer relationship and other intangible assets acquired in the New York Style and Old London acquisition, Culver Specialty Brands, Don Pepino and prior acquisitions.

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

(6)
Fiscal 2012 loss on extinguishment of debt includes costs relating to our partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes, including the repurchase premium and other expenses of $7.7 million, the write-off of deferred debt financing costs of $1.5 million and the write-off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment and restatement of our credit agreement, including the write-off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million. Fiscal 2010 loss on extinguishment of debt includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium of $10.7 million and the write-off of deferred financing costs of $4.5 million. Fiscal 2009 loss on extinguishment of debt includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium of $5.8 million and the write-off of deferred debt financing costs of $4.4 million.

(7)
EBITDA is a non-GAAP financial measure used by management to measure operating performance. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows. EBITDA is defined as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt (see (6) above). We define adjusted EBITDA as EBITDA adjusted for acquisition-related transaction costs, which include outside fees and expenses and restructuring and consolidation costs of acquisitions. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt and acquisition-related transaction costs because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

  A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2012, 2011, 2010, 2009 and 2008 along with the components of EBITDA and adjusted EBITDA follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(In thousands)
Net income	$59,260	$50,243	$32,379	$17,441	$9,733
Income tax expense	31,654	26,561	16,772	11,224	6,084
Interest expense, net(A)	47,660	36,675	40,342	49,432	58,067
Depreciation and amortization	18,853	16,229	15,023	14,695	15,552
Loss on extinguishment of debt(B)	10,431	—	15,224	10,220	—

EBITDA	167,858	129,708	119,740	103,012	89,436
Acquisition-related transaction costs	1,159	1,418	—	—	—

Adjusted EBITDA	169,017	131,126	119,740	103,012	89,436
Income tax expense	(31,654)	(26,561)	(16,772)	(11,224)	(6,084)
Interest expense, net(A)	(47,660)	(36,675)	(40,342)	(49,432)	(58,067)
Acquisition-related transaction costs	(1,159)	(1,418)	—	—	—
Deferred income taxes	15,295	13,529	9,452	9,445	7,250
Amortization of deferred financing costs and bond discount	5,028	2,251	2,016	2,759	3,169
Unrealized loss (gain) on interest rate swap(A)	—	—	436	(1,541)	5,569
Realized gain on interest rate swap(A)	—	(612)	—	—	—
Reclassification to net interest expense for interest rate swap(A)	—	3,669	1,693	1,693	494
Share-based compensation expense	3,777	4,098	3,747	4,599	1,032
Excess tax benefits from share-based compensation	(8,031)	(1,047)	(326)	—	—
Changes in assets and liabilities, net of effects of business combinations	(4,085)	(16,327)	19,233	3,543	(2,303)

Net cash provided by operating activities	$100,528	$72,033	$98,877	$62,854	$40,496

(A)
See footnote (5) above.

(B)
See footnote (6) above.
(8)
We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness, reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive loss related to an interest rate swap and an interest component of lease rental expense. Fixed charges exclude the unrealized loss (gain) on the interest rate swap.

(9)
As of the end of each fiscal year presented, senior debt is defined as the face amount all of our outstanding debt, excluding in the case of fiscal 2009 and 2008, our then outstanding senior subordinated notes.

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(In thousands, except ratios)
Current and former senior secured credit agreement:
Revolving credit facility	$25,000	$—	$—	$—	$—
Term loan due 2013	—	—	130,000	130,000	130,000
Tranche A term loan due 2016	144,375	150,000	—	—	—
Tranche B term loan due 2018	233,313	225,000	—	—	—
8% senior notes due 2011	—	—	—	240,000	240,000
7.625% senior notes due 2018	248,500	350,000	350,000	—	—

Senior debt	$651,188	$725,000	$480,000	$370,000	$370,000

EBITDA	$167,858	$129,708	$119,740	$103,012	$89,436
Senior debt / EBITDA	3.9x	5.6x	4.0x	3.6x	4.1x

Adjusted EBITDA	$169,017	$131,126	$119,740	$103,012	$89,436
Senior debt /adjusted EBITDA	3.9x	5.5x	4.0x	3.6x	4.1x

(10)
Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount, unrealized loss on an interest rate swap, realized gain on the interest rate swap and reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive loss related to an interest rate swap.

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(In thousands, except ratios)
Interest expense, net	$47,660	$36,675	$40,342	$49,432	$58,067
Amortization of deferred financing and bond discount	(5,028)	(2,251)	(2,016)	(2,759)	(3,169)
Unrealized (loss) gain on interest rate swap	—	—	(436)	1,541	(5,569)
Realized gain on interest rate swap	—	612	—	—	—
Reclassification to interest expense, net	—	(3,669)	(1,693)	(1,693)	(494)

Cash interest expense	$42,632	$31,367	$36,197	$46,521	$48,835

EBITDA	$167,858	$129,708	$119,740	$103,012	$89,436
EBITDA / cash interest expense	3.9x	4.1x	3.3x	2.2x	1.8x

Adjusted EBITDA	$169,017	$131,126	$119,740	$103,012	$89,436
Adjusted EBITDA / cash interest expense	4.0x	4.2x	3.3x	2.2x	1.8x

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

        Our company has been built upon a successful track record of both organic and acquisition-related growth. Our goal is to continue to increase sales, profitability and cash flows through organic growth, strategic acquisitions and new product development. We intend to implement our growth strategy through the following initiatives: expanding our brand portfolio with disciplined acquisitions of complementary branded businesses, continuing to develop new products and delivering them to market quickly, leveraging our multiple channel sales and distribution system and continuing to focus on higher growth customers and distribution channels.

        Since 1996, we have successfully acquired and integrated more than 25 brands into our company. Most recently, on October 31, 2012, we completed the acquisition of the New York Style, Old London, JJ Flats and Devonsheer brands from Chipita America, Inc., which we refer to in this report as the "New York Style and Old London acquisition." On November 30, 2011, we completed the acquisition of the Mrs. Dash, Sugar Twin, Baker's Joy, Molly McButter, Static Guard and Kleen Guard brands from Conopco, Inc. dba Unilever United States, Inc., which we refer to in this report as the "Culver Specialty Brands acquisition." We completed the acquisition of the Don Pepino and Sclafani brands from Violet Packing LLC on November 18, 2010, which we refer to in this report as the "Don Pepino acquisition." Each of these three recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

        We expect minimal cost decreases for raw materials in the market place during 2013 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through 2013 at a cost decrease of approximately $1.0 million. During fiscal 2012, we had cost increases (net of cost savings) for raw materials of less than 2% of cost of goods sold, which were more than offset by our sales price increases. To the extent we are unable to avoid or offset present and future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, should input costs begin to further decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

  Goodwill and Other Intangible Assets

        Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing our company's market capitalization with our company's carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference.

        We test our indefinite-lived intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our indefinite-lived intangibles by applying third party market value indicators to our adjusted EBITDA or net sales.

        Calculating our fair value for these purposes require significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2012, 2011 and 2010 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. However, materially different, assumptions regarding the future performance of our businesses could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

  Pension Expense

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2012, we made total pension contributions to our pension plans of $4.8 million compared with $4.2 million in fiscal 2011. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the underfunded status of the plans and affect the level of pension expense and required contributions in fiscal 2013 and beyond.

        Our discount rate assumption for our three defined benefit plans changed from 4.34% at December 31, 2011 to 3.91% at December 29, 2012. While we do not presently anticipate a change in our fiscal 2013 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.3 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.1 million. We expect to make $4.8 million of defined benefit pension plan contributions during fiscal 2013.

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

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.8%	67.3%	67.3%

Gross profit	35.2%	32.7%	32.7%
Selling, general and administrative expenses	10.4%	10.6%	11.0%
Amortization expense	1.3%	1.2%	1.3%

Operating income	23.5%	20.9%	20.4%
Interest expense, net	7.5%	6.8%	7.9%
Loss on extinguishment of debt	1.7%	—	3.0%

Income before income tax expense	14.3%	14.1%	9.5%
Income tax expense	5.0%	4.9%	3.2%

Net income	9.3%	9.2%	6.3%

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

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses. Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, warehouse facility and distribution costs, information technology and communication costs, office rent, utilities, supplies, professional services and other general corporate expenses. In fiscal 2012, selling, general and administrative expenses include $1.2 million of transaction costs for the New York Style and Old London acquisition. In fiscal 2011, selling, general and administrative expenses include $1.4 million of transaction costs for the Culver Specialty Brands acquisition.

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

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt includes costs relating to the retirement of indebtedness, including any repurchase premium and write-off of deferred debt financing costs and unamortized discount.

  Fiscal 2012 Compared to Fiscal 2011

        Net Sales.    Net sales increased $89.9 million or 16.5% to $633.8 million for fiscal 2012 from $543.9 million for fiscal 2011. Net sales of the Culver Specialty Brands, which we acquired at the end of November 2011, contributed $81.0 million to the overall increase, and net sales of the New York Style and Old London brands, which we acquired at the end of October 2012, contributed $8.4 million to the overall increase. Net sales for our base business increased $0.5 million, attributable to sales price increases of $13.1 million offset by a unit volume decline of $12.6 million.

        Net sales of our Ortega, Las Palmas, Maple Grove Farms of Vermont, B&M and Ac'cent products increased by $3.8 million, $1.8 million, $1.2 million, $1.0 million and $0.9 million or 2.9%, 5.2%, 1.6%, 4.8% and 4.8%, respectively. These increases were offset by a reduction in net sales of B&G, Cream of Wheat, Don Pepino and Underwood products of $4.2 million, $2.5 million, $0.8 million and $0.7 million or 12.7%, 3.8%, 5.2% and 3.3%, respectively. In the aggregate, net sales for all other brands remained consistent.

        Gross Profit.    Gross profit increased $45.6 million or 25.6% to $223.3 million in fiscal 2012 from $177.8 million in fiscal 2011. Gross profit expressed as a percentage of net sales increased 2.5 percentage points to 35.2% for fiscal 2012 from 32.7% in fiscal 2011, attributable to a sales mix shift to higher margin products (primarily due to the Culver Specialty Brands acquisition) and pricing gains of $13.1 million, partially offset by commodity and packaging cost increases.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $8.6 million or 14.9% to $66.2 million for fiscal 2012 from $57.6 million for fiscal 2011. This increase is primarily due to increases in consumer marketing of $5.4 million, selling expenses of $2.7 million (including $2.0 million of brokerage expenses) and warehousing expenses of $0.6 million, offset by a decrease in all other expenses of $0.1 million. Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 0.2 percentage points to 10.4% in fiscal 2012 from 10.6% in fiscal 2011.

        Amortization Expense.    Amortization expense increased $1.4 million to $8.1 million for fiscal 2012 from $6.7 million in fiscal 2011. The increase is due to the New York Style and Old London acquisition.

        Operating Income.    As a result of the foregoing, operating income increased $35.5 million or 31.3% to $149.0 million in fiscal 2012 from $113.5 million in fiscal 2011. Operating income expressed as a percentage of net sales increased to 23.5% in fiscal 2012 from 20.9% in fiscal 2011.

        Net Interest Expense.    Net interest expense increased $11.0 million to $47.7 million in fiscal 2012 from $36.7 million in fiscal 2011 attributable to an increase in our indebtedness to finance the Culver Specialty Brands acquisition, and an additional $2.8 million of amortization of deferred debt financing costs and bond discount relating to the acquisition financing. See "—Liquidity and Capital Resources—Debt" below.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2012 includes costs relating to our partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes, including the repurchase premium and other expenses of $7.7 million, the write-off of deferred debt financing costs of $1.5 million and the write-off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment and restatement of our credit agreement, including the write-off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million. During fiscal 2011, we did not have any loss on extinguishment of debt.

        Income Tax Expense.    Income tax expense increased $5.1 million to $31.7 million in fiscal 2012 from $26.6 million in fiscal 2011. Our effective tax rate before state deferred tax rate adjustments for fiscal 2012 was 35.7% as compared with 36.1% for fiscal 2011. Due to changes in state apportionments, our blended statutory state rate change created a deferred tax benefit of $0.9 million (0.9%) in fiscal 2012. In fiscal 2011 changes in state apportionment laws resulted in a deferred tax benefit of $1.2 million (1.5%). This one-time benefit reduced our effective tax rate for fiscal 2012 and fiscal 2011 to 34.8% and 34.6%, respectively.

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

        Income Tax Expense.    Income tax expense increased $9.8 million to $26.6 million in fiscal 2011 from $16.8 million in fiscal 2010. Our effective tax rate before state deferred tax rate adjustments for fiscal 2011 was 36.1% as compared with 36.0% for fiscal 2010. Due to changes in state apportionment laws, our blended statutory state rate change created a deferred tax benefit of $1.2 million in fiscal 2011 and $1.1 million in fiscal 2010. This one-time benefit reduced our effective tax rate for fiscal 2011 and fiscal 2010 down to 34.6% and 34.1%, respectively.

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

  Cash Flows

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased $28.5 million to $100.5 million in fiscal 2012 from $72.0 million in fiscal 2011. Net cash provided by operating activities for fiscal 2010 was $98.9 million. The increase in net cash provided by operating activities in fiscal 2012 as compared to fiscal 2011 was due to our payment in January 2011 of $12.4 million, including $1.0 million of accrued interest, to terminate our interest rate swap, which we did not incur in 2012, an increase in net income of $9.0 million, primarily attributable to the Culver Specialty Brands acquisition and the New York Style and Old London acquisition partially offset by an increase in working capital of approximately $4.1 million. The decrease in net cash provided by operating activities in fiscal 2011 as compared to fiscal 2010 was primarily due to our payment in January 2011 of $12.4 million, including $1.0 million of accrued interest, to terminate an interest rate swap, an increase in our working capital of $4.0 million resulting from the Culver Specialty Brands acquisition and an increase in inventory unrelated to the Culver Specialty Brands acquisition due primarily to an increase in finished goods.

        Net Cash Used in Investing Activities.    Net cash used in investing activities was $73.3 million in fiscal 2012 as compared to $336.6 million in fiscal 2011 and $25.6 million for fiscal 2010. During fiscal 2012, our net cash used in investing activities included $62.5 million for the New York Style and Old London acquisition, $0.2 million for the acquisition of a business and $10.6 million of capital expenditures. During fiscal 2011, our net cash used in investing activities included $326.0 million for the Culver Specialty Brands acquisition and $10.6 million of capital expenditures. During fiscal 2010, our net cash used in investing activities included $14.6 million for the Don Pepino acquisition and $11.0 million of capital expenditures. Our capital expenditures typically include expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. We expect to make capital expenditures of approximately $13.0 million in fiscal 2013.

        Net Cash (Used in) Provided by Financing Activities.    Net cash used in financing activities was $24.7 million and $14.5 million in fiscal 2012 and fiscal 2010, respectively. Net cash provided by financing activities was $182.6 million in fiscal 2011.

        For fiscal 2012, net cash used in financing activities includes $109.5 million in payments for the repurchase and redemption of $101.5 million aggregate principal amount of our 7.625% senior notes, $50.2 million of dividend payments, $10.7 million for the payment of tax withholding on behalf of employees for net share settlement of share-based compensation, $7.3 million of scheduled principal payments of tranche A and tranche B term loans, $5.0 million of principal payments of revolving credit loans and $0.5 million of deferred financing costs. Net cash used in financing activities was partially offset by $120.4 million of net proceeds from our public offering of common stock, $30.0 million of proceeds from borrowings under our revolving credit facility and $8.0 million of excess tax benefits from share-based compensation.

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

        For fiscal 2010, net cash used in financing activities includes $320.3 million in payments for the repurchase and redemption of $69.5 million principal amount of our 12% senior subordinated notes and $240.0 million principal amount of our 8% senior notes, $32.3 million of dividend payments, $8.2 million of deferred financing costs and $1.5 million for the payment of tax withholding on behalf of employees for net share settlement of share-based compensation. Net cash used in financing activities was reduced by net proceeds of $347.4 million from the issuance of our 7.625% senior notes and $0.3 million of excess tax benefits from share-based compensation.

        Cash Income Tax Payments.    Based on a number of factors, including our trademark, goodwill and other intangible assets amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2012, 2011 and 2010 as compared to our tax expense for financial reporting purposes. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2013 through 2027. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

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

  Debt

        Senior Secured Credit Agreement.    On December 12, 2012, we amended and restated our credit agreement dated as of November 30, 2011. The amendment, among other things, reduced the interest rate payable on the tranche B term loans by 0.5 percentage points, fixed the maximum permissible consolidated leverage ratio at 6.0 to 1.0 and increased the maximum size of any potential incremental term loan facility to an unlimited amount provided that certain conditions are met, including our senior secured leverage ratio being less than or equal to 4.0 to 1.0 after giving effect to borrowings under the incremental term loan facility.

        At December 29, 2012, there were $144.4 million of tranche A term loans, $223.3 million of tranche B term loans and $25.0 million of revolving loans outstanding. At December 29, 2012, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $174.5 million. The credit agreement is secured by substantially all of our and our domestic subsidiaries' assets except our and our domestic subsidiaries' real property.

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

        Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio. Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%, in each case subject to a 1.0% LIBOR floor.

        For further information regarding our senior secured credit agreement, including a description of optional and mandatory prepayment terms and financial and restrictive covenants, see Note 6, "Long-Term Debt" to our consolidated financial statements in Part II, Item 8 of this report.

        7.625% Senior Notes due 2018.    In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a public offering price of 99.271% of face value. In December 2012, we redeemed $101.5 million principal amount of senior notes at a cash redemption price of 107.625% of the principal amount of the notes being redeemed, plus accrued and unpaid interest on such amount of $3.5 million. The remaining original issue discount of $1.1 million and debt financing costs are being amortized over the life of the senior notes as interest expense. Interest on the senior notes is payable on January 15 and July 15 of each year. The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the senior notes as described in Note 6 to our consolidated financial statements in Part II, Item 8 of this report. We may also, from time to time, seek to retire senior notes through cash repurchases of senior notes and/or exchanges of senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See Note 6 to our consolidated financial statements for a more detailed description of the senior notes.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2012 includes costs relating to the partial redemption of $101.5 million aggregate principal amount of our senior notes, including the repurchase premium and other expenses of $7.7 million, the write-off of deferred debt financing costs of $1.5 million and the write-off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment and restatement of our credit agreement, including the write-off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million. During fiscal 2011, we did not have any loss on extinguishment of debt. In connection with the retirement of the remaining 12% senior subordinated notes and our 8% senior notes during the first quarter of 2010, we incurred a loss on extinguishment of debt of approximately $15.2 million during fiscal 2010, including the repurchase premium and other expenses of $10.7 million and a write-off and expense of $4.5 million of deferred debt financing costs.

Future Capital Needs

        On December 29, 2012, our total long-term debt of $637.7 million, net of our cash and cash equivalents of $19.2 million was $618.5 million. Stockholders' equity as of that date was $361.2 million.

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

Inflation

        We expect a minimal cost decrease for raw materials in the market place during 2013 and will continue to manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices. We are currently locked into pricing and supply for substantially all of our major commodities (other than maple syrup) through 2013 at a cost decrease of approximately $1.0 million. During 2012, 2011 and 2010, through sales price increases and cost saving efforts we have been more than able to offset the impact of recent commodity and transportation cost increases. However, to the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Contingencies

        See Note 12, "Commitments and Contingencies," to our consolidated financial statements in Part II, Item 8 of this report.

Recent Accounting Pronouncements

        See Note 2(s), "Summary of Significant Accounting Policies—Recently Issued Accounting Standards," to our consolidated financial statements in Part II, Item 8 of this report.

Off-balance Sheet Arrangements

        As of December 29, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, future purchase obligations and future pension obligations as set forth in the following table as of December 29, 2012.

	Payments Due by Period
Contractual Obligations:	Total	Fiscal 2013	Fiscal 2014 and 2015	Fiscal 2016 and 2017	Fiscal 2018 and Thereafter
	(In thousands)
Long-term debt—principal(1)	$641,188	$15,375	$53,813	$111,438	$460,562
Long-term debt—interest(2)	162,883	33,935	65,521	57,607	5,820
Operating leases	17,453	5,566	6,506	3,780	1,601
Purchase obligations(3)	51,400	31,146	15,114	5,140	—
Pension obligations(4)	4,750	4,750	—	—	—

Total	$877,674	$90,772	$140,954	$177,965	$467,983

(1)
The fiscal 2016 and 2017 column includes $25.0 million of outstanding revolving loans that mature in 2016. However, on our consolidated balance sheet this amount appears within current portion of long-term debt because we expect to reduce our revolving credit borrowings to zero by the end of fiscal 2013.

(2)
Expected interest payments on long-term debt are based on principal amounts outstanding, scheduled maturity dates and interest rates at December 29, 2012. See Note 6, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 for further information as to our long-term debt interest obligations.

(3)
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

(4)
We expect to make $4.8 million of defined pension benefit contributions during fiscal 2013. We are unable to reliably estimate the timing of pension contributions and contribution amounts beyond fiscal 2013.

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

        Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At December 29, 2012, we had $248.5 million of fixed rate debt and $392.7 million of variable rate debt.

        Based upon our principal amount of long-term debt outstanding at December 29, 2012, a hypothetical 1.0% increase in interest rates would have affected our annual interest expense by approximately $2.2 million and a 1.0% decrease in interest rates would have affected our annual interest expense by approximately $1.7 million.

        The carrying values and fair values of our term loan borrowings and senior notes as of December 29, 2012 and December 31, 2011 are as follows (in thousands):

	December 29, 2012				December 31, 2011
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Facility	25,000		25,000	(1)	—		—
Tranche A Term Loan due 2016	143,830	(2)	144,375	(1)	149,266	(2)	150,000	(1)
Tranche B Term Loan due 2018	221,504	(2)	226,662	(1)	222,773	(2)	226,125	(1)
7.625% Senior Notes due 2018	247,355	(2)	269,001	(3)	348,068	(2)	372,750	(3)

(1)
Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)
The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount. At December 29, 2012, the face amounts of the tranche A term loan, tranche B term loan and senior notes were $144.4 million, $223.3 million and $248.5 million, respectively. At December 31, 2011, the face amounts of the tranche A term loan, tranche B term loan and senior notes were $150.0 million, $225.0 million and $350.0 million, respectively.

(3)
Fair values are estimated based on quoted market prices.

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

        Foreign Currency Risk.    Our sales of finished goods and purchases of raw materials and supplies from outside the U.S. are generally denominated in U.S. dollars. During fiscal 2012, our net sales to foreign countries represented approximately 2.7% of our total net sales. During fiscal 2011 and fiscal 2010, our net sales to foreign countries represented less than 1.0% of our total net sales. The increase in our foreign sales in fiscal 2012 was primarily attributable to the Culver Specialty Brands acquisition. Our foreign sales, including the incremental sales related to the Culver Specialty Brands acquisition, are primarily to customers in Canada. We also purchase certain raw materials from foreign suppliers. For example, we purchase the majority of our maple syrup requirements from suppliers in Québec, Canada. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.

        As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have a material impact on operating results.

        Market Fluctuation Risks Relating to our Defined Benefit Pension Plans.    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expenses" and Note 11, "Pension Benefits," to our consolidated financial statements in Part II, Item 8 of this report for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated balance sheets at December 29, 2012 and December 31, 2011 and the consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for fiscal 2012, 2011 and 2010 and related notes are set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), B&G Foods, Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited B&G Foods, Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). B&G Foods, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion B&G Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 26, 2013

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$19,219	$16,738
Trade accounts receivable, less allowance for doubtful accounts and discounts of $831 and $723 in 2012 and 2011	43,357	39,476
Inventories	89,757	82,666
Prepaid expenses and other current assets	5,326	7,119
Income tax receivable	4,262	2,529
Deferred income taxes	2,175	1,696

Total current assets	164,096	150,224
Property, plant and equipment, net	104,746	61,930
Goodwill	267,940	262,827
Other intangibles, net	637,196	634,522
Other assets	17,990	23,420

Total assets	$1,191,968	$1,132,923

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$25,050	$24,427
Accrued expenses	23,610	26,719
Current portion of long-term debt	40,375	9,750
Dividends payable	15,243	10,971

Total current liabilities	104,278	71,867
Long-term debt	597,314	710,357
Other liabilities	8,038	9,409
Deferred income taxes	121,163	105,743

Total liabilities	830,793	897,376
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 52,560,765 and 47,700,132 issued and outstanding as of December 29, 2012 and December 31, 2011, respectively	526	477
Additional paid-in capital	226,900	159,916
Accumulated other comprehensive loss	(11,095)	(10,430)
Retained earnings	144,844	85,584

Total stockholders' equity	361,175	235,547

Total liabilities and stockholders' equity	$1,191,968	$1,132,923

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net sales	$633,812	$543,866	$513,337
Cost of goods sold	410,469	366,090	345,668

Gross profit	223,343	177,776	167,669
Operating expenses:
Selling, general and administrative expenses	66,212	57,618	56,495
Amortization expense	8,126	6,679	6,457

Operating income	149,005	113,479	104,717
Other expenses:
Interest expense, net	47,660	36,675	40,342
Loss on extinguishment of debt	10,431	—	15,224

Income before income tax expense	90,914	76,804	49,151
Income tax expense	31,654	26,561	16,772

Net income	$59,260	$50,243	$32,379

Earnings per share:
Basic	$1.20	$1.05	$0.68
Diluted	$1.20	$1.04	$0.67
Cash dividends declared per share	$1.10	$0.86	$0.68

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$59,260	$50,243	$32,379
Other comprehensive income:
Foreign currency translation	17	(69)	72
Change in pension benefit, net of taxes	(682)	(5,655)	1,270
Reclassification to interest expense, net of taxes	—	2,296	1,033

Other comprehensive income (loss)	(665)	(3,428)	2,375

Comprehensive income	$58,595	$46,815	$34,754

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share and per share data)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 2, 2010	47,367,292	$474	$231,549	$(9,377)	$2,962	$225,608
Foreign currency translation	—	—	—	72	—	72
Reclassification to interest expense (net of $660 of taxes)	—	—	—	1,033	—	1,033
Change in pension benefit (net of $834 of taxes)	—	—	—	1,270	—	1,270
Net income	—	—	—	—	32,379	32,379
Issuance of common stock for share-based compensation	272,632	2	(1,462)	—	—	(1,460)
Share-based compensation	—	—	3,747	—	—	3,747
Tax benefit from issuance of common stock for share-based compensation	—	—	326	—	—	326
Dividends declared on common stock, $0.68 per share	—	—	(32,390)	—	—	(32,390)

Balance at January 1, 2011	47,639,924	$476	$201,770	$(7,002)	$35,341	$230,585
Foreign currency translation	—	—	—	(69)	—	(69)
Reclassification to interest expense (net of $1,373 of taxes)	—	—	—	2,296	—	2,296
Change in pension benefit (net of $3,261 of taxes)	—	—	—	(5,655)	—	(5,655)
Net income	—	—	—	—	50,243	50,243
Issuance of common stock for share-based compensation	278,109	3	(2,239)	—	—	(2,236)
Share-based compensation	—	—	4,098	—	—	4,098
Repurchase of common stock	(217,901)	(2)	(3,650)	—	—	(3,652)
Tax benefit from issuance of common stock for share-based compensation	—	—	1,047	—	—	1,047
Dividends declared on common stock, $0.86 per share	—	—	(41,110)	—	—	(41,110)

Balance at December 31, 2011	47,700,132	$477	$159,916	$(10,430)	$85,584	$235,547
Foreign currency translation	—	—	—	17	—	17
Change in pension benefit (net of $317 of taxes)	—	—	—	(682)	—	(682)
Net income	—	—	—	—	59,260	59,260
Share-based compensation	—	—	3,777	—	—	3,777
Issuance of common stock for share-based compensation	687,093	7	(10,704)	—	—	(10,697)
Issuance of common stock	4,173,540	42	120,313	—	—	120,355
Tax benefit from issuance of common stock for share-based compensation	—	—	8,031	—	—	8,031
Dividends declared on common stock, $1.10 per share	—	—	(54,433)	—	—	(54,433)

Balance at December 29, 2012	52,560,765	$526	$226,900	$(11,095)	$144,844	$361,175

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net income	$59,260	$50,243	$32,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,853	16,229	15,023
Amortization of deferred debt financing costs and bond discount	5,028	2,251	2,016
Loss on extinguishment of debt	10,431	—	15,224
Deferred income taxes	15,295	13,529	9,452
Realized gain on interest rate swap	—	(612)	—
Unrealized loss on interest rate swap	—	—	436
Reclassification to net interest expense for interest rate swap	—	3,669	1,693
Share-based compensation expense	3,777	4,098	3,747
Excess tax benefits from share-based compensation	(8,031)	(1,047)	(326)
Provision for doubtful accounts	142	(36)	127
Changes in assets and liabilities, net of effects of business acquired:
Trade accounts receivable	(1,106)	(4,995)	1,174
Inventories	(3,065)	(602)	18,548
Prepaid expenses and other current assets	1,793	(5,404)	808
Income tax receivable	6,298	(1,311)	1,019
Other assets	(36)	(14)	(1,136)
Trade accounts payable	(874)	8,896	(7,118)
Accrued expenses	(4,728)	1,135	7,164
Interest rate swap	—	(11,400)	—
Other liabilities	(2,509)	(2,596)	(1,353)

Net cash provided by operating activities	100,528	72,033	98,877

Cash flows from investing activities:
Capital expenditures	(10,637)	(10,556)	(10,965)
Payment for acquisition of businesses	(62,667)	(326,000)	(14,602)

Net cash used in investing activities	(73,304)	(336,556)	(25,567)

Cash flows from financing activities:
Prepayments and repurchases of long-term debt	(121,772)	(155,000)	(320,259)
Proceeds from issuance of long-term debt	30,000	397,000	347,448
Proceeds from issuance of common stock, net	120,355	—	—
Payments for repurchase of common stock	—	(3,652)	—
Dividends paid	(50,161)	(38,238)	(32,343)
Excess tax benefits from share-based compensation	8,031	1,047	326
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(10,697)	(2,236)	(1,460)
Payments of debt financing costs	(500)	(16,346)	(8,246)

Net cash (used in) provided by financing activities	(24,744)	182,575	(14,534)

Effect of exchange rate fluctuations on cash and cash equivalents	1	(52)	32

Net increase (decrease) in cash and cash equivalents	2,481	(82,000)	58,808
Cash and cash equivalents at beginning of year	16,738	98,738	39,930

Cash and cash equivalents at end of year	$19,219	$16,738	$98,738

Supplemental disclosures of cash flow information:
Cash interest payments	$53,892	$31,380	$30,302

Cash income tax payments	$10,061	$14,342	$6,371

Non-cash transactions:
Dividends declared and not yet paid	$15,243	$10,971	$8,099

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2012, December 31, 2011 and January 1, 2011

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

        We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico. Our products include hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers, tomato-based products and other specialty products. Our products are marketed under many recognized brands, including Ac'cent, B&G, B&M, Baker's Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril's, Grandma's Molasses, JJ Flats, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, Old London, New York Style, Ortega, Polaner, Red Devil, Regina, Sa-són, Sclafani, Sugar Twin, Trappey's, Underwood, Vermont Maid and Wright's. We also sell and distribute two branded household products, Static Guard and Kleen Guard. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution. We distribute our products via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

  Fiscal Year

        We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 29, 2012 (fiscal 2012), December 31, 2011 (fiscal 2011) and January 1, 2011 (fiscal 2010) contained 52 weeks each.

  Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers' financial condition. Our top ten customers accounted for approximately 50.7%, 51.0% and 50.6% of consolidated net sales in fiscal 2012, 2011 and 2010, respectively. Our top ten customers accounted for approximately 50.2%, 53.2% and 53.2% of our receivables as of the end of fiscal 2012, 2011 and 2010. Other than Wal-Mart, which accounted for 19.7%, 17.5% and 16.2% of our consolidated net sales in fiscal 2012, 2011 and 2010, respectively, no single customer accounted for

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(1) Nature of Operations (Continued)

more than 10.0% of consolidated net sales in fiscal 2012, 2011 or 2010. Other than Wal-Mart, which accounted for 14.9%, 14.4% and 15.0% of our consolidated receivables as of the end of fiscal 2012, 2011 and 2010, respectively, no single customer accounted for more than 10.0% of our consolidated receivables as of the end of fiscal 2012, 2011 and 2010. As of December 29, 2012, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

        During fiscal 2012 our sales to foreign countries represented approximately 2.7% of net sales. During fiscal 2011 and 2010 our sales to foreign countries represented less than 1.0% of net sales. Our foreign sales are primarily to customers in Canada. The increase in our foreign sales in fiscal 2012 was primarily attributable to the Culver Specialty Brands acquisition.

  Acquisitions

        We have accounted for each of the following acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective dates of acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles acquired are amortized over 18 to 20 years. Goodwill and other intangible assets are deductible for income tax purposes. Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist. See Note 5, "Goodwill and Other Intangible Assets."

        On October 31, 2012, we completed the acquisition of the New York Style, Old London, Devonsheer and JJ Flats brands from Chipita America, Inc. for $62.5 million in cash. We refer to this acquisition as the "New York Style and Old London acquisition." The following table sets forth the preliminary allocation of the New York Style and Old London acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to accounts receivable acquired and liabilities assumed. We anticipate completing the purchase price allocation during the second quarter of fiscal 2013.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(1) Nature of Operations (Continued)

        New York Style and Old London Acquisition (dollars in thousands):

Property, Plant and Equipment	$42,889
Inventory	4,026
Goodwill	4,963
Customer relationship intangibles—amortizable intangible assets	5,100
Trademarks—indefinite life intangible assets	5,700
Deferred taxes	38
Other working capital	(199)

Total	$62,517

        On November 30, 2011, we completed the acquisition of the Mrs. Dash, Sugar Twin, Baker's Joy, Molly McButter, Static Guard and Kleen Guard brands from Conopco, Inc. dba Unilever United States, Inc. for $326.0 million in cash. We refer to this acquisition as the "Culver Specialty Brands acquisition." The following table sets forth the allocation of the Culver Specialty Brands purchase price to the estimated fair value of the net assets acquired at the date of acquisition.

        Culver Specialty Brands Acquisition (dollars in thousands):

Deferred taxes	$87
Equipment	129
Inventory	7,501
Goodwill	9,083
Customer relationship intangibles—amortizable intangible assets	30,800
Trademarks—indefinite life intangible assets	278,400

Total	$326,000

        On November 18, 2010, we acquired the Don Pepino and Sclafani brands from Violet Packing LLC for $14.6 million in cash. We refer to this acquisition as the "Don Pepino acquisition." The following table sets forth the allocation of the Don Pepino acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.

        Don Pepino Acquisition (dollars in thousands):

Property, Plant and Equipment	$4,775
Inventory	6,977
Other working capital	1,089
Goodwill	391
Customer relationship and other intangibles—amortizable intangible assets	590
Trademarks—indefinite life intangible assets	780

Total	$14,602

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(1) Nature of Operations (Continued)

  Unaudited Pro Forma Summary of Operations

        The following pro forma summary of operations for fiscal 2011 presents our operations as if the Culver Specialty Brands acquisition had occurred as of the beginning of fiscal 2010 (January 3, 2010). In addition to including the results of operations of the Culver Specialty Brands acquisition, the pro forma information gives effect to interest on additional borrowings and amortization of customer relationship intangibles. We also adjusted our unaudited pro forma net income for fiscal 2011 to exclude $1.4 million of acquisition-related transaction costs incurred in fiscal 2011. On an actual basis, the Culver Specialty Brands contributed $6.5 million of our aggregate $543.9 million of net sales for fiscal 2011.

Fiscal 2011
(dollars in thousands)
Net sales	$623,602
Net income	62,409
Basic earnings per share	$1.30
Diluted earnings per share	$1.29

        The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Culver Specialty Brands acquisition had occurred as of the beginning of fiscal 2010 and is not intended to be a projection of future results.

        Neither the New York Style and Old London acquisition nor the Don Pepino acquisition was material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

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

        Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes are reasonable under the circumstances,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(2) Summary of Significant Accounting Policies (Continued)

including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Volatility in the credit and equity markets can increase the uncertainty inherent in such estimates and assumptions.

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

        (f)    Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2012, 2011 and 2010 we capitalized $0.2 million, $0.2 million and $0.1 million, respectively.

        (g)   Goodwill and Other Intangible Assets

        Goodwill and indefinite-lived intangible assets (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangibles might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing our company's market capitalization with our company's carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference.

        We test our indefinite-lived intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our indefinite-lived intangibles by applying third party market value indicators to our net income before net interest expense, loss on extinguishment of debt, income taxes, depreciation and amortization and acquisition-related transaction costs (which we define as adjusted EBITDA) or net sales.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(2) Summary of Significant Accounting Policies (Continued)

        Calculating our fair value for these purposes require significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2012, 2011 and 2010 with no adjustments to the carrying values of goodwill and indefinite-lived intangibles. Each test confirmed that the market capitalization and fair values of our goodwill and indefinite-lived intangibles, respectively, significantly exceeded their carrying values.

        Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 18 to 20 years. Other intangible assets are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of two years.

        (h)   Deferred Debt Financing Costs

        Debt financing costs are capitalized and amortized over the term of the related debt agreements and are classified as other assets. Amortization of deferred debt financing costs for fiscal years 2012, 2011 and 2010 was $4.2 million, $1.9 million and $1.7 million, respectively.

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

        During fiscal 2012, 2011 and 2010, we amortized $8.1 million, $6.7 million and $6.5 million, respectively, of the customer relationship and other intangibles.

        (j)    Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries and changes in our pension benefits due to the initial adoption and ongoing application of the authoritative accounting literature relating to pensions, net of tax. The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation	Pensions, Net of Tax	Total
December 31, 2011	$(76)	$(10,354)	$(10,430)
December 29, 2012	(59)	(11,036)	(11,095)

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(2) Summary of Significant Accounting Policies (Continued)

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

        (m)  Selling, General and Administrative Expenses

        We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. We expense our advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. Advertising expenses were approximately $5.9 million, $4.3 million and $4.9 million, for the fiscal years 2012, 2011 and 2010, respectively.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(2) Summary of Significant Accounting Policies (Continued)

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(2) Summary of Significant Accounting Policies (Continued)

to performance shares that may be earned under long-term incentive awards had been issued as of the beginning of the period using the treasury stock method.

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(In thousands, except share and per share data)
Net income	$59,260	$50,243	$32,379
Weighted average common shares outstanding:
Basic	49,238,759	47,855,666	47,584,260
Net effect of dilutive share-based compensation awards	318,067	684,878	699,660

Diluted	49,556,826	48,540,544	48,283,920

Earnings per share:
Basic	$1.20	$1.05	$0.68
Diluted	$1.20	$1.04	$0.67

        (s)   Recently Issued Accounting Standards

        In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, the determination of the principle market and the requirement for additional fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued an accounting standards update relating to the presentation of comprehensive income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS, the FASB decided, to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments in the update. The update require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this update in fiscal 2012, however the update impacts presentation and disclosure only, and therefore adoption did not have an impact on our consolidated financial position, results of operations or liquidity.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(2) Summary of Significant Accounting Policies (Continued)

        In September 2011, the FASB amended its guidance regarding goodwill impairment. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. We adopted this amendment in fiscal 2012, however we did not elect the qualitative assessment permitted under the amendment and therefore adoption did not have an impact on our consolidated financial position, results of operations or liquidity.

        In July 2012, the FASB issued an accounting standards update relating to the testing of indefinite-lived intangible assets for impairment. This update, which amends the guidance on testing indefinite-lived intangible assets other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the quantitative impairment test. If a company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the quantitative impairment test. This update does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

(3) Inventories

        Inventories consist of the following as of the dates indicated (in thousands):

	December 29, 2012	December 31, 2011
Raw materials and packaging	$19,828	$20,254
Work in process	435	347
Finished goods	69,494	62,065

Total	$89,757	$82,666

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(4) Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following as of the dates indicated (in thousands):

	December 29, 2012	December 31, 2011
Land	$3,515	$2,989
Buildings and improvements	50,283	36,347
Machinery and equipment	139,432	100,689
Office furniture and vehicles	11,236	10,062
Construction-in-progress	905	1,699

	205,371	151,786
Less: accumulated depreciation	(100,625)	(89,856)

Total	$104,746	$61,930

        Depreciation expense was $10.7 million, $9.5 million and $8.6 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

(5) Goodwill and Other Intangible Assets

        The carrying amount of goodwill changed as follows during fiscal 2012 and fiscal 2011 (in thousands):

	Fiscal 2012	Fiscal 2011
Beginning balance	$262,827	$253,744
New York Style and Old London acquisition	4,963	—
Other acquisition	150	—
Culver Specialty Brands acquisition	—	9,083

Ending balance	$267,940	$262,827

        The carrying amount of trademarks, which have an indefinite life, changed as follows during fiscal 2012 and fiscal 2011 (in thousands):

	Fiscal 2012	Fiscal 2011
Beginning balance	$506,400	$228,000
New York Style and Old London acquisition	5,700	—
Culver Specialty Brands acquisition	—	278,400

Ending balance	$512,100	$506,400

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(5) Goodwill and Other Intangible Assets (Continued)

        The carrying amount of other intangible assets changed as follows during fiscal 2012 and 2011 (in thousands):

	Customer Relationship Intangibles	Other Intangible Assets	Total Other Intangible Assets	Less: Accumulated Amortization	Total
Balance at January 1, 2011	$129,440	$150	$129,590	$(25,589)	$104,001
Culver Specialty Brands acquisition	30,800	—	30,800	—	30,800
Amortization expense	—	—	—	(6,679)	(6,679)

Balance at December 31, 2011	$160,240	$150	$160,390	$(32,268)	$128,122
New York Style and Old London acquisition	5,100	—	5,100	—	5,100
Write-off of fully amortized assets	—	(150)	(150)	150	—
Amortization expense	—	—	—	(8,126)	(8,126)

Balance at December 29, 2012	$165,340	$—	$165,340	$(40,244)	$125,096

        We expect to recognize $8.3 million of amortization expense in fiscal 2013 and for each of the next four fiscal years thereafter associated with our current other intangible assets.

(6) Long-Term Debt

        Long-term debt consists of the following as of the dates indicated (in thousands):

	December 29, 2012	December 31, 2011
Current and former senior secured credit agreement:
Revolving credit facility	$25,000	$—
Tranche A term loan due 2016, net of unamortized discount of $545 and $734 at December 29, 2012 and December 31, 2011	143,830	149,266
Tranche B term loan due 2018, net of unamortized discount of $1,809 and $2,227 at December 29, 2012 and December 31, 2011	221,504	222,773
7.625% senior notes due 2018, net of unamortized discount of $1,145 and $1,932 at December 29, 2012 and December 31, 2011	247,355	348,068

Total long-term debt, net of unamortized discount	637,689	720,107
Current portion of long-term debt	(40,375)	(9,750)

Long-term debt, net of unamortized discount and excluding current portion	$597,314	$710,357

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(6) Long-Term Debt (Continued)

        Senior Secured Credit Agreement.    On December 12, 2012, we amended and restated our credit agreement dated as of November 30, 2011. The amendment, among other things, reduces the interest rate payable on the tranche B term loans by 0.5 percentage points, fixes the maximum permissible consolidated leverage ratio at 6.0 to 1.0 and increases the maximum size of any potential incremental term loan facility to an unlimited amount provided that certain conditions are met, including our senior secured leverage ratio being less than or equal to 4.0 to 1.0 after giving effect to borrowings under the incremental term loan facility.

        At December 29, 2012, there were $144.4 million of tranche A term loans, $223.3 million of tranche B term loans and $25.0 million of revolving loans outstanding. At December 29, 2012, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $174.5 million. Proceeds of the revolving credit facility are restricted for use solely for general corporate purposes and acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. We are required to pay a commitment fee of 0.50% per annum on the unused portion of the new revolving credit facility. The maximum letter of credit capacity under the new revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans.

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

        We may prepay the term loans or permanently reduce the revolving credit facility commitment under the credit agreement at any time without premium or penalty (other than customary breakage costs with respect to the early termination of LIBOR loans, and only in the case of the tranche B term loans, a 1% prepayment penalty to be paid in the event of a repricing transaction (as defined in the credit agreement) that occurs prior to December 12, 2013). Subject to certain exceptions, the credit agreement provides for mandatory prepayment upon certain asset dispositions and issuances of securities. The credit agreement is also subject to mandatory annual prepayments commencing in April 2013 if our senior secured leverage (defined as the ratio of our consolidated senior secured debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) exceeds certain ratios as follows: 50% of our adjusted excess cash flow (as defined in the credit agreement and which takes into account certain dividend payments and other adjustments) if our senior secured leverage ratio is greater than or equal to 3.00 to 1.00 (with step-downs to 25% and 0% if our senior secured leverage ratio is less than 3.00 to 1.00 and 2.50 to 1.00, respectively).

        Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio. At the end of fiscal 2012, the tranche A term loan interest rate was 3.209%. Interest under the tranche B term loan facility is determined based on

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(6) Long-Term Debt (Continued)

alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%, in each case subject to a 1.0% LIBOR floor. At the end of fiscal 2012, the tranche B term loan interest rate was 4.00%.

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

        The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), commencing with the four quarter period ending December 29, 2012, may not exceed 6.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters, commencing with the four quarter period ending December 29, 2012. As of December 29, 2012, we were in compliance with all of the covenants in the credit agreement.

        The credit agreement also provides for an incremental term loan facility, pursuant to which we may request that the lenders under the credit agreement, and potentially other lenders, provide incremental term loans on terms substantially consistent with those provided under the credit agreement. Among other things, the utilization of the incremental facility is conditioned on our ability to meet a maximum senior secured leverage ratio of 4.00 to 1.00, and a sufficient number of lenders or new lenders agreeing to participate in the facility.

        7.625% Senior Notes due 2018.    In January 2010, we issued $350.0 million aggregate principal amount of 7.625% senior notes due 2018 at a public offering price of 99.271% of face value. In December 2012, we redeemed $101.5 million principal amount of our outstanding senior notes with the proceeds of our common stock offering completed in October 2012, at a cash redemption price of 107.625% of the principal amount of the notes being redeemed, plus accrued and unpaid interest on such amount of $3.5 million. The remaining original issue discount of $1.1 million and debt financing costs are being amortized over the life of the senior notes as interest expense. Interest on the senior notes is payable on January 15 and July 15 of each year. The senior notes will mature on January 15, 2018, unless earlier retired or redeemed as described below.

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

December 29, 2012, December 31, 2011 and January 1, 2011

(6) Long-Term Debt (Continued)

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

        Our senior notes indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; specified creation of liens, certain sale-leaseback transactions and sale of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 29, 2012, we were in compliance with all of the covenants in the senior notes indenture.

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

        Prior Senior Secured Credit Agreement.    On November 30, 2011, we used a portion of the proceeds of our credit agreement described above to repay in full $130.0 million of term loan borrowings under our prior credit agreement. We did not incur any early termination penalties in connection with the prepayment.

        12% Senior Subordinated Notes due 2016.    In January 2010, we repurchased $44.7 million aggregate principal amount of our 12% senior subordinated notes at a repurchase price of 106.5% of such principal amount plus accrued and unpaid interest. In February 2010, we repurchased or redeemed the remaining $24.8 million aggregate principal amount of the senior subordinated notes at a price equal to 106.0% of such principal amount, plus accrued and unpaid interest.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(6) Long-Term Debt (Continued)

        8% Senior Notes due 2011.    In January 2010, we repurchased $238.9 million aggregate principal amount of our 8% senior notes at a repurchase price of 102.375% of such principal amount plus accrued and unpaid interest. In February 2010, we repurchased or redeemed the remaining $1.1 million aggregate principal amount of the 8% senior notes at a price equal to 102.0% of such principal amount, plus accrued and unpaid interest.

        Deferred Debt Financing Costs.    In connection with the issuance of our 7.625% senior notes in January 2010, we capitalized approximately $8.2 million of debt financing costs during the first quarter of 2010, which will be amortized over the term of the senior notes. During the first quarter of 2010, we wrote-off and expensed $4.5 million of deferred debt financing costs relating to the retirement of our remaining $69.5 million principal amount of 12% senior subordinated notes and $240.0 million principal amount of 8% senior notes. During fiscal 2011, we capitalized approximately $16.3 million of debt financing costs, which will be amortized over the five year term of the revolving credit facility and tranche A term loans and the seven year term of the tranche B term loans. During the fourth quarter of fiscal 2012, we wrote-off and expensed $1.5 million of deferred debt financing costs relating to the partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes and wrote-off and expensed $0.4 million of deferred debt financing costs relating to the amendment and restatement of our credit agreement. During fiscal 2012, we also capitalized $0.5 million of debt financing costs, which will be amortized over the five year term of the revolving credit facility and tranche A term loans and the seven year term of the tranche B term loans.

        As of December 29, 2012 and December 31, 2011 we had net deferred debt financing costs of $17.5 million and $23.1 million, respectively.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2012 includes costs relating to our partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes, including the repurchase premium and other expenses of $7.7 million, the write-off of deferred debt financing costs of $1.5 million and the write-off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment and restatement of our credit agreement, including the write-off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million. During fiscal 2011, we did not have any loss on extinguishment of debt. In connection with the retirement of the remaining 8% senior notes and 12% senior subordinated notes, we incurred a loss on extinguishment of debt of approximately $15.2 million during the first quarter of 2010, including the repurchase premium and other expenses of $10.7 million and as mentioned above, a write-off and expense of $4.5 million of deferred debt financing costs.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(6) Long-Term Debt (Continued)

        Contractual Maturities.    As of December 29, 2012, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
2013	$15,375
2014	29,063
2015	24,750
2016*	109,750
2017	1,688
Thereafter	460,562

Total	$641,188

*
Included in fiscal 2016 is $25.0 million of revolving loans that mature in 2016. However, because we expect to reduce our revolving loan borrowings to zero during 2013, this amount is reflected in our consolidated balance sheet within current portion of long-term debt.

        Accrued Interest.    At December 29, 2012 and December 31, 2011 accrued interest of $9.9 million and $13.2 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

        Level 2—Observable inputs other than Level 1 quoted prices, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value driver is observable for the asset or liability, either directly or indirectly.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(7) Fair Value Measurements (Continued)

        The carrying values and fair values of our revolving credit facility, term loan borrowings and senior notes as of December 29, 2012 and December 31, 2011 are as follows (in thousands):

	December 29, 2012				December 31, 2011
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Facility	25,000		25,000	(1)	—		—
Tranche A Term Loan due 2016	143,830	(2)	144,375	(1)	149,266	(2)	150,000	(1)
Tranche B Term Loan due 2018	221,504	(2)	226,662	(1)	222,773	(2)	226,125	(1)
7.625% Senior Notes due 2018	247,355	(2)	269,001	(3)	348,068	(2)	372,750	(3)

(1)
Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)
The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount. At December 29, 2012, the face amounts of the tranche A term loan, tranche B term loan and senior notes were $144.4 million, $223.3 million and $248.5 million, respectively. At December 31, 2011, the face amounts of the tranche A term loan, tranche B term loan and senior notes were $150.0 million, $225.0 million and $350.0 million, respectively.

(3)
Fair values are estimated based on quoted market prices.

(8) Disclosures about Derivative Instruments and Hedging Activities

        As of December 29, 2012, we did not have any derivatives designated as a hedging instrument. From February 2007 until January 2011, we maintained an interest rate swap that was designated as a hedging instrument. The following table presents the impact of that interest rate swap and its location within our consolidated statement of operations (in thousands):

	Amount of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Fiscal Year Ended December 31, 2011		Location of Loss Recognized in Income on Derivatives
Interest rate swap	$3,057	*	Interest expense, net

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

(9) Income Taxes

        The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
U.S.	$90,646	$76,745	$49,103
Foreign	268	59	48

Total	$90,914	$76,804	$49,151

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(9) Income Taxes (Continued)

        Income tax expense (benefit) consists of the following (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Current:
Federal	$15,024	$11,726	$6,806
State	1,260	1,289	505
Foreign	75	17	9

Subtotal	16,359	13,032	7,320
Deferred:
Federal	15,438	13,897	9,824
State	(143)	(368)	(372)

Subtotal	15,295	13,529	9,452

Total	$31,654	$26,561	$16,772

        Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2012, 2011 and 2010 to income before income tax expense) as a result of the following:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit/expense	1.8%	2.2%	2.3%
Impact on deferred taxes from changes in state tax rates	(0.9)%	(1.5)%	(2.1)%
Foreign income taxes	0.1%	—	—
Permanent differences	(1.2)%	(1.1)%	(0.8)%
Other differences	—	—	(0.3)%

Total	34.8%	34.6%	34.1%

        In fiscal 2012, 2011 and 2010, changes in state apportionments or state tax laws resulted in a decrease of our blended state rate, resulting in a tax benefit of $0.9 million, $1.2 million and $1.1 million, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(9) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 29, 2012	December 31, 2011
Deferred tax assets:
Accounts receivable, principally due to allowance	$37	$37
Inventories, principally due to additional costs capitalized for tax purposes	868	979
Accruals and other liabilities	6,164	6,409
Net operating loss and tax credit carryforwards	—	24
Deferred debt financing costs	433	—

Total gross deferred tax assets	7,502	7,449
Deferred tax liabilities:
Plant and equipment	(7,469)	(7,217)
Goodwill and other intangible assets	(118,398)	(103,460)
Prepaid expenses	(623)	(819)

Total gross deferred tax liabilities	(126,490)	(111,496)

Net deferred tax liability	$(118,988)	$(104,047)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, at December 29, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

        The valuation allowance at December 29, 2012 and December 31, 2011 was $0.

        At December 29, 2012 we had intangibles of $497.3 million for tax purposes, which are amortizable through 2027.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(9) Income Taxes (Continued)

December 29, 2012, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2009 and forward
United States—States	2008 and forward
Canada	2008 and forward

        As of December 29, 2012, we do not have any reserves for uncertain tax positions. Our policy is to classify interest and penalties that result from any income tax uncertainties as income tax expense.

(10) Capital Stock

        Voting Rights.    The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

        Dividends.    The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock. In the event of any liquidation, dissolution or winding up of our company, common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock. See Note 14, "Quarterly Financial Data (unaudited)" for dividends declared for each quarter of fiscal 2012 and 2011.

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

        Stock Repurchases.    We did not repurchase any shares of common stock during fiscal 2012 or fiscal 2010. During fiscal 2011 we repurchased and retired 217,901 shares of common stock at an average cost per share (excluding fees and commissions) of $16.73, or $3.6 million in the aggregate. These repurchases were made pursuant to a stock and debt repurchase program authorized by our Board of Directors that expired pursuant to its terms at the end of the first quarter of 2012.

        Common Stock Offering.    In October 2012, we completed an underwritten public offering of 4,173,540 shares of our common stock at a price to the public of $30.25 per share. The proceeds of the offering were approximately $120.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses. The offering was made by means of a prospectus and related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC. We used the net proceeds of the offering, together with cash on hand, for the partial redemption of the 7.625% senior notes plus accrued and unpaid interest and general corporate purposes.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(11) Pension Benefits

        We have three defined benefit pension plans covering substantially all of our employees. The benefits are based on years of service and the employee's compensation, as defined.

        The following table sets forth our defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 29, 2012 and December 31, 2011 measurement dates for fiscal 2012 and 2011, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	December 29, 2012	December 31, 2011
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$47,119	$35,942
Actuarial loss	4,013	8,081
Service cost	2,393	1,943
Interest cost	2,036	2,052
Benefits paid	(1,012)	(899)

Projected benefit obligation at end of year	54,549	47,119

Change in plan assets:
Fair value of plan assets at beginning of year	39,004	34,333
Actual gain on plan assets	4,967	1,345
Employer contributions	4,750	4,225
Benefits paid	(1,012)	(899)

Fair value of plan assets at end of year	47,709	39,004

Net amount recognized:
Other assets	$139	$—
Other long-term liabilities	(6,979)	(8,115)

Funded status at the end of the year	$(6,840)	$(8,115)

Amount recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(215)	$(260)
Actuarial loss	(17,206)	(16,162)
Deferred taxes	6,385	6,068

Accumulated other comprehensive loss	$(11,036)	$(10,354)

        At December 29, 2012, we had one defined pension plan with accumulated benefit obligations and fair value of plan assets of $3.8 million and $3.9 million, respectively. Our other two plans, in the aggregate, have accumulated benefit obligations and fair value of plan assets of $44.1 million and $43.8 million, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(11) Pension Benefits (Continued)

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal 2013 are as follows (in thousands):

Prior service cost	$45
Actuarial loss	921

$966

	December 29, 2012	December 31, 2011
Weighted-average assumptions:
Discount rate	3.91%	4.34%
Rate of compensation increase	3.00%	3.00%
Expected long-term rate of return	7.25%	7.25%

        The discount rate used to determine year-end fiscal 2012 and fiscal 2011 pension benefit obligations was derived by matching the plans' expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(11) Pension Benefits (Continued)

        Net periodic cost includes the following components (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Service cost—benefits earned during the period	$2,393	$1,943	$1,498
Interest cost on projected benefit obligation	2,036	2,052	1,817
Expected return on plan assets	(2,918)	(2,630)	(2,052)
Amortization of unrecognized prior service cost	45	45	45
Amortization of loss	921	405	311

Net pension cost	$2,477	$1,815	$1,619

        The asset allocation for our pension plans at the end of fiscal 2012 and fiscal 2011, and the target allocation for fiscal 2013, by asset category, follows. The fair value of plan assets for these plans is $47.7 million and $39.0 million at the end of fiscal 2012 and fiscal 2011, respectively. The expected long-term rate of return on these plan assets was 7.25% in fiscal 2012 and fiscal 2011.

        Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation	December 29, 2012	December 31, 2011
Equity securities	60%	59%	64%
Fixed income securities	40%	32%	29%
Other	—	9%	7%

Total		100%	100%

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(11) Pension Benefits (Continued)

        The fair values of our pension plan assets at December 29, 2012 and December 31, 2011, utilizing the fair value hierarchy discussed in Note 7, "Fair Value Measurements" follow (in thousands):

	December 29, 2012		December 31, 2011
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$4,373	$—	$2,705	$—
Equity securities:
U.S. mutual funds	14,248	—	11,124	—
Foreign mutual funds	—	—	—	—
U.S. common stocks	12,979	—	13,203	—
Foreign common stocks	1,085	—	630	—
Fixed income securities:
U.S. mutual funds	15,024	—	11,342	—

Total	$47,709	$—	$39,004	$—

        The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $13.2 million of U.S. common stocks in the investment portfolio at the end of fiscal 2012, $4.6 million was invested in B&G Foods' common stock. Of the $13.2 million of U.S. common stocks in the investment portfolio at the end of fiscal 2011, $3.8 million was invested in B&G Foods' common stock.

        Information about the expected cash flows for the pension plan follows (in thousands):

Pension Payments
Benefit payments:
2013	$1,252
2014	1,414
2015	1,629
2016	1,750
2017	2,018
2018 to 2022	14,119

        We currently anticipate making contributions of approximately $4.8 million to our pension plan in fiscal 2013.

        We also sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $0.8 million, $0.7 million and $0.7 million for fiscal 2012, 2011 and 2010, respectively.

        We also contribute to the Bakery and Confectionary Union and Industry International Pension Fund (EIN 52-6118572, Plan No. 001), a multi-employer pension plan, sponsored by the Bakery,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(11) Pension Benefits (Continued)

Confectionary, Tobacco Workers and Grain Millers International Union (BCTGM). The plan provides multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated BCTGM local unions. The collective bargaining agreement for our Portland, Maine employees participating in the plan expires on April 25, 2015.

        In April 2012, we were notified that for the plan year ended December 31, 2011, the plan was not in endangered nor in critical status as the most recent annual period, no surcharge was imposed, and it was classified in the Green Zone. The plan was also not in endangered nor critical status for the plan year ending December 31, 2010. We were also notified that for the plan year beginning January 1, 2012, the plan is in critical status and classified in the Red Zone. The law requires that all contributing employers pay to a plan a surcharge to help correct the plan's financial situation. The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement. A 5% surcharge payable on hours worked on and after June 1, 2012 until December 31, 2012 was charged for plan year 2012, the initial critical year. A 10% surcharge payable on hours worked on and after January 1, 2013 will be applicable for each succeeding plan year that the plan is in critical status until we agree to a collective bargaining agreement that implements a rehabilitation plan. There were no significant changes in the contractual employer contribution rate or number of employees for 2011 or 2010. B&G Foods made contributions to the plan of $1.0 million, $1.0 million and $1.1 million for fiscal 2012, 2011 and 2010, respectively. These contributions represented less than five percent of total contributions made to the plan. In fiscal 2012, we paid less than $0.1 million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2013 assuming consistent hours are worked.

(12) Commitments and Contingencies

        Operating Leases.    We have several noncancelable operating leases, primarily for our corporate headquarters, one of our manufacturing facilities, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance. Total rental expense for our operating leases was $5.5 million, $5.5 million and $6.1 million, for fiscal 2012, 2011 and 2010, respectively.

        As of December 29, 2012, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows (in thousands):

Fiscal year ending:	Third Parties
2013	$5,566
2014	3,483
2015	3,023
2016	3,063
2017	717
Thereafter	1,601

Total	$17,453

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(12) Commitments and Contingencies (Continued)

        Legal Proceedings.    We are from time to time involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, worker's compensation and other employee claims, and tort and other general liability claims, as well as trademark, copyright, patent infringement and related claims and legal actions. In the opinion of our management, the ultimate disposition of any currently pending claims or actions will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

        Environmental.    We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2012, 2011 or 2010 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

        Collective Bargaining Agreements.    As of December 29, 2012, approximately 342 of our 999 employees, or 34.2%, were covered by collective bargaining agreements. None of our collective bargaining agreements is scheduled to expire within the next 12 months.

        Severance and Change of Control Agreements.    We have employment agreements with each of our six executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employees' death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements). Severance benefits include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

(13) Incentive Plans

        Annual Bonus Plan.    Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company's attainment of pre-set annual financial objectives. Awards are normally paid in cash in a lump sum following the close of each plan year. At December 29, 2012 and December 31, 2011, accrued expenses in the accompanying consolidated balance sheets include annual bonus accruals of $3.8 million per year.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(13) Incentive Plans (Continued)

        The 2008 Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. Subject to adjustment as provided in the plan, the total number of shares of common stock available for awards under the plan is 4,500,000, of which 3,220,031 were available for future issuance as of December 29, 2012. Some of those shares are subject to outstanding performance share long-term incentive awards (LTIAs) as described in the table below.

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

        The LTIAs, each have a threshold, target and maximum payout. The awards are settled based upon our performance over the applicable performance period. For the LTIAs granted to date, the applicable performance metric is and has been "excess cash" (as defined in the award agreements). If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant to the awards. If our performance meets or exceeds the performance threshold, then a varying amount of shares from the threshold amount (50% of the target number of shares) up to the maximum amount (200% or 300% of the target number of shares) may be earned.

        Subject to the performance goal for the applicable performance period being certified in writing by our compensation committee as having been achieved, shares of common stock are issued prior to March 15 following the completion of the performance period.

        The following table details the activity in our performance share LTIAs for fiscal 2012:

	Number of Performance Shares(1)	Weighted Average Grant Date Fair Value (per share)(2)
Beginning of fiscal 2012	1,985,697	$5.25
Granted	159,722	$20.34
Vested	(1,124,205)	$2.30
Forfeited	(8,485)	$14.69

End of fiscal 2012	1,012,729	$10.83

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(13) Incentive Plans (Continued)

        The following table details the number of shares of common stock issued by our company during fiscal 2012, 2011 and 2010 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share based compensation:

	December 29, 2012	December 31, 2011	January 1, 2011
Number of performance shares vested	1,124,205	403,431	399,842
Shares withheld to fund statutory minimum tax withholding	463,942	152,126	148,474

Shares of common stock issued for performance share long-term incentive awards	660,263	251,305	251,368
Shares of common stock issued to non-employee directors for annual equity grants	17,436	17,796	21,264
Shares of common stock issued for other share based compensation, net of shares withheld to fund statutory minimum tax withholding	9,394	9,008	—

Total shares of common stock issued	687,093	278,109	272,632

Excess tax benefit recorded to additional paid in capital	$8,031	$1,047	$326

        The following table sets forth the compensation expense recognized for share-based payments (LTIAs, non-employee director stock grants and other share based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2012	Fiscal 2011	Fiscal 2010
Compensation expense included in cost of goods sold	$772	$767	$626
Compensation expense included in selling, general and administrative expenses	3,005	3,331	3,121

Total compensation expense for share-based payments	$3,777	$4,098	$3,747

        As of December 29, 2012, there was $2.9 million of unrecognized compensation expense related to LTIAs, which is expected to be recognized over the next two years.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2012, December 31, 2011 and January 1, 2011

(14) Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, expect per share data)
Net sales
2012	$157,339	$148,612	$154,155	$173,706
2011	$131,405	$129,453	$133,010	$149,998
Gross profit
2012	$56,825	$51,756	$55,279	$59,483
2011	$44,867	$42,169	$41,450	$49,290
Net income
2012	$16,778	$16,026	$16,897	$9,559
2011	$13,305	$12,599	$12,084	$12,255
Earnings per share
2012—Basic	$0.35	$0.33	$0.35	$0.18
2012—Diluted	$0.35	$0.33	$0.35	$0.18
2011—Basic	$0.28	$0.26	$0.25	$0.26
2011—Diluted	$0.27	$0.26	$0.25	$0.25
Cash dividends declared per share
2012	$0.27	$0.27	$0.27	$0.29
2011	$0.21	$0.21	$0.21	$0.23

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

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year ended January 1, 2011:
Allowance for doubtful accounts and discounts	$631	$127	—	$(7)	(a)	$765
Inventory reserve	$450	$—	—	$25	(b)	$425
Year ended December 31, 2011:
Allowance for doubtful accounts and discounts	$765	$(36)	—	$6	(a)	$723
Inventory reserve	$425	$125	—	$—		$550
Year ended December 29, 2012:
Allowance for doubtful accounts and discounts	$723	$142	—	$34	(a)	$831
Inventory reserve	$550	$—	—	$—		$550

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

        Based on our evaluation under the framework of Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 29, 2012. The effectiveness of our internal control over financial reporting as of December 29, 2012 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

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

Changes in Internal Control Over Financial Reporting.

        As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal

2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading "Available Information," the information required by this Item will appear in the sections entitled "Corporate Governance," "Proposal 1—Election of Directors," "Our Management," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" included in our definitive proxy statement to be filed on or before April 29, 2013, relating to the 2013 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item will appear in the section entitled "Executive Compensation" and "Compensation Discussion and Analysis" included in our definitive proxy statement to be filed on or before April 29, 2013, relating to the 2013 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes information, as of December 29, 2012, relating to the 2008 Omnibus Incentive Compensation Plan, which was approved by the company's stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,012,729	(1)		(2)	2,207,302	(1)(3)
Equity compensation plans not approved by security holders	—		—		—

Total	1,012,729	(1)	—		2,207,302	(1)(3)

(1)
For the 2010 to 2012 performance share long-term incentive awards (LTIAs), 2011 to 2013 performance share LTIAs and 2012 to 2014 performance share LTIAs, includes the maximum number of shares (i.e., 200% or 300% of the target number of shares) of common stock that may be issued under the 2008 Omnibus Incentive Compensation Plan in respect of the LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. 298,007 shares of common stock (which is net of shares withheld for minimum statutory tax withholding) were issued in February 2013 in respect of the 2010 to 2012 LTIAs.

(2)
Not applicable.

(3)
As of the end of fiscal 2012, of the 4,500,000 shares authorized for issuance under the 2008 Omnibus Plan, 3,220,031 remained available for issuance. This number exceeds the number set forth in column (c) because the actual number of shares to be issued under the LTIAs is likely to be substantially lower than the number of shares listed in column (a) because plan participants are likely to have shares withheld by our company to satisfy tax withholding requirements. In addition, as noted in footnote (1) above, the chart assumes maximum awards (i.e., 200% or 300% of the target number of shares) will be earned for the performance share LTIAs. There is no certainty, however, that awards will in fact be achieved at the maximum level or at all. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan.

        The remaining information required by this item will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in our definitive proxy statement to be filed on or before April 29, 2013, relating to the 2013 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" and "Corporate Governance" included in our definitive proxy statement to be filed on or before April 29, 2013, relating to the 2013 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the section entitled "Independent Registered Public Accounting Firm Fees" included in our definitive proxy statement to be filed on or before April 29, 2013, relating to the 2013 annual meeting of stockholders, which information is incorporated herein by reference.

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
2.2
Asset Purchase Agreement, dated as of September 19, 2012, among Chipita America, Inc., B&G Foods North America, Inc., and, for purposes of Articles X and XI thereof only, Chipita S.A. (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed on September 25, 2012)
3.1
Second Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods' Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)
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

EXHIBIT NO.	DESCRIPTION
4.2	First Supplemental Indenture, dated as of January 25, 2010, between B&G Foods, Inc., BGH Holdings, Inc., Bloch & Guggenheimer, Inc. Burnham & Morrill Company, William Underwood Company, and The Bank of New York Mellon, as trustee, relating to the 7.625% senior notes due 2018 (Filed as Exhibit 4.2 to B&G Foods' Current Report on Form 8-K filed on January 25, 2010, and incorporated by reference herein)
4.3	Form of 7.625% Senior Note due 2018 (included in Exhibit 4.2)
4.4	Form of stock certificate for common stock (Filed as Exhibit 4.1 to B&G Foods' Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)
10.1
Amended and Restated Credit Agreement, dated as of December 12, 2012, among B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time party thereto as lenders and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, Barclays Bank PLC, and RBC Capital Markets, as joint lead arrangers and joint bookrunners, Barclays Bank PLC and RBS Citizens, N.A., as co-syndication agents, and Royal Bank of Canada, as documentation agent (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on December 14, 2012, and incorporated by reference herein)
10.2
Guarantee and Collateral Agreement, dated as of November 30, 2011, among B&G Foods, Inc., B&G Foods North America, Inc., William Underwood Company, each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on December 6, 2011, and incorporated by reference herein)
10.3
Agreement by and between MSLO Emeril Acquisition Sub LLC (successor by assignment to Emeril's Food of Love Productions, L.L.C.) and B&G Foods, Inc. dated June 9, 2000 (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.4
Amended and Restated Employment Agreement by and between David L. Wenner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.5
Amended and Restated Employment Agreement by and between Robert C. Cantwell and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.6
Amended and Restated Employment Agreement by and between Vanessa E. Maskal and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.3 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.7
Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.8
Employment Agreement, dated as of August 6, 2009, between William F. Herbes and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on August 10, 2009, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION
10.9	Employment Agreement, dated as of March 5, 2010, between William H. Wright and B&G Foods, Inc. (Filed as Exhibit 10.12 to B&G Foods' Annual Report on Form 10-K filed on March 1, 2011, and incorporated by reference herein)
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of B&G Foods, Inc.
23.1	Consent of KPMG LLP.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.
101.1
The following financial information from B&G Foods' Annual Report for the year ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 26, 2013	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL
Robert C. Cantwell Executive Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Chairman of the Board of Directors	February 26, 2013
/s/ DAVID L. WENNER David L. Wenner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013
/s/ ROBERT C. CANTWELL Robert C. Cantwell	Executive Vice President of Finance, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 26, 2013
/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director	February 26, 2013
/s/ CHARLES F. MARCY Charles F. Marcy	Director	February 26, 2013
/s/ DENNIS M. MULLEN Dennis M. Mullen	Director	February 26, 2013
/s/ CHERYL M. PALMER Cheryl M. Palmer	Director	February 26, 2013
/s/ ALFRED POE Alfred Poe	Director	February 26, 2013