Form 10-Q
period 2013-03-30
B&G Foods, Inc.
filed 2013-04-25
CIK 1278027

As filed with the Securities and Exchange Commission on April 25, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

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

As of April 25, 2013, the registrant had 52,858,772 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 30, 2013	December 29, 2012

Assets
Current assets:
Cash and cash equivalents	$16,146	$19,219
Trade accounts receivable, net	46,816	43,357
Inventories	87,747	89,757
Prepaid expenses and other current assets	4,221	5,326
Income tax receivable	3,347	4,262
Deferred income taxes	2,079	2,175
Total current assets	160,356	164,096

Property, plant and equipment, net of accumulated depreciation of $103,936 and $100,625	103,098	104,746
Goodwill	267,940	267,940
Other intangibles, net	635,129	637,196
Other assets	17,152	17,990
Total assets	$1,183,675	$1,191,968

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$23,208	$25,050
Accrued expenses	16,929	23,610
Current portion of long-term debt	37,937	40,375
Dividends payable	15,329	15,243
Total current liabilities	93,403	104,278

Long-term debt	593,175	597,314
Other liabilities	7,380	8,038
Deferred income taxes	125,897	121,163
Total liabilities	819,855	830,793
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 52,858,772 and 52,560,765 shares issued and outstanding as of March 30, 2013 and December 29, 2012	529	526
Additional paid-in capital	209,775	226,900
Accumulated other comprehensive loss	(10,962)	(11,095)
Retained earnings	164,478	144,844
Total stockholders’ equity	363,820	361,175
Total liabilities and stockholders’ equity	$1,183,675	$1,191,968

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012

Net sales	$171,194	$157,339
Cost of goods sold	112,382	100,514
Gross profit	58,812	56,825

Operating expenses:
Selling, general and administrative expenses	16,508	16,640
Amortization expense	2,067	2,022
Operating income	40,237	38,163

Other expenses:
Interest expense, net	9,773	11,989
Income before income tax expense	30,464	26,174
Income tax expense	10,830	9,396
Net income	$19,634	$16,778

Weighted average shares outstanding:
Basic	52,715	48,039
Diluted	52,942	48,337

Basic and diluted earnings per share	$0.37	$0.35

Cash dividends declared per share	$0.29	$0.27

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012

Net income	$19,634	$16,778

Other comprehensive income:
Foreign currency translation adjustments	(19)	12
Amortization of unrecognized prior service cost and pension deferrals, net of tax	152	144
Other comprehensive income	133	156
Comprehensive income	$19,767	$16,934

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012

Cash flows from operating activities:
Net income	$19,634	$16,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,420	4,441
Amortization of deferred debt financing costs and bond discount	1,175	1,257
Deferred income taxes	4,742	4,153
Share-based compensation expense	670	740
Excess tax benefits from share-based compensation	(4,349)	(8,118)
Changes in assets and liabilities:
Trade accounts receivable	(3,459)	4,277
Inventories	2,010	(681)
Prepaid expenses and other current assets	1,105	3,764
Income tax receivable	5,264	4,210
Other assets	(141)	(88)
Trade accounts payable	(1,842)	356
Accrued expenses	(6,681)	(8,914)
Other liabilities	(441)	(1,190)
Net cash provided by operating activities	23,107	20,985

Cash flows from investing activities:
Capital expenditures	(1,715)	(1,770)
Net cash used in investing activities	(1,715)	(1,770)

Cash flows from financing activities:
Payments of long-term debt	(11,750)	(2,437)
Proceeds from issuance of long-term debt	5,000	—
Dividends paid	(15,243)	(10,971)
Excess tax benefits from share-based compensation	4,349	8,118
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(6,812)	(10,696)
Net cash used in financing activities	(24,456)	(15,986)

Effect of exchange rate fluctuations on cash and cash equivalents	(9)	(3)
Net (decrease)/increase in cash and cash equivalents	(3,073)	3,226

Cash and cash equivalents at beginning of period	19,219	16,738
Cash and cash equivalents at end of period	$16,146	$19,964

Supplemental disclosures of cash flow information:
Cash interest payments	$12,634	$17,393
Cash income tax payments	$826	$1,034
Non-cash transactions:
Dividends declared and not yet paid	$15,329	$13,060

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1)                                 Nature of Operations

B&G Foods, Inc. is a holding company whose principal assets are the shares of capital stock of its subsidiaries.  Unless the context requires otherwise, references in this report to “B&G Foods,” “our company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries.  Our financial statements are presented on a consolidated basis.

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers, tomato-based products and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril’s, Grandma’s Molasses, JJ Flats, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, Old London, New York Style, Ortega, Polaner, Red Devil, Regina, Sa-són, Sclafani, Sugar Twin, Trappey’s, Underwood, Vermont Maid and Wright’s. We also sell and distribute two branded household products, Static Guard and Kleen Guard.  We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

Acquisition

On October 31, 2012, we completed the acquisition of the New York Style, Old London, Devonsheer and JJ Flats brands from Chipita America, Inc. for $62.5 million in cash.  We refer to this acquisition as the “New York Style and Old London acquisition.”  We have accounted for the New York Style and Old London acquisition using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the date of acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill.  Trademarks are deemed to have an indefinite useful life and are not amortized.  Customer relationship intangibles are amortized over 20 years.  Goodwill and other intangible assets are deductible for income tax purposes.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit, and the property, plant and equipment and other intangible assets (including trademarks and customer relationships) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist.  See Note 4, “Goodwill and Other Intangible Assets.”

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

New York Style and Old London Acquisition (dollars in thousands):

Property, Plant and Equipment	$42,889
Trademarks — indefinite life intangible assets	5,700
Customer relationship intangibles — amortizable intangible assets	5,100
Goodwill	4,963
Inventory	4,026
Deferred taxes	38
Other working capital	(199)
Total	$62,517

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal years ending December 28, 2013 (fiscal 2013) and December 29, 2012 (fiscal 2012) each contain 52 weeks.  Each quarter of fiscal 2013 and 2012 contains 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended March 30, 2013 (first quarter of 2013) and March 31, 2012 (first quarter of 2012) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of March 30, 2013, and the results of our operations, comprehensive income and cash flows for the first quarter of 2013 and 2012.  Our results of operations for the first quarter of 2013 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2012 included in our Annual Report on Form 10-K for fiscal 2012 filed with the SEC on February 26, 2013.

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

Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes are reasonable under the circumstances, including the current economic environment.  We adjust such estimates and assumptions when facts and circumstances dictate.  Volatility in the credit and equity markets can increase the uncertainty inherent in such estimates and assumptions.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update relating to the disclosure of items reclassified out of accumulated other comprehensive income (AOCI).  The update requires that for those items that are reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed.  For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The update is effective for our fiscal 2013 and interim periods within fiscal 2013, and accordingly, we adopted it beginning with the first quarter of 2013.  The update impacts presentation and disclosure only, and therefore adoption did not have an impact on our consolidated financial position, results of operations or liquidity.  See Note 7, “Accumulated Other Comprehensive Loss.”

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

Inventories consist of the following, as of the dates indicated (in thousands):

	March 30, 2013	December 29, 2012
Raw materials and packaging	$20,446	$19,828
Work in process	223	435
Finished goods	67,078	69,494
Total	$87,747	$89,757

(4)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	March 30, 2013	December 29, 2012
Goodwill	$267,940	$267,940

Non-amortizable intangible assets:
Trademarks	$512,100	$512,100
Amortizable intangible assets:
Customer relationships	$165,340	$165,340
Less: accumulated amortization	(42,311)	(40,244)
Amortizable intangible assets, net	123,029	125,096

Total other intangible assets, net	$635,129	$637,196

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)                                 Goodwill and Other Intangible Assets (Continued)

Customer relationship intangibles are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 18 to 20 years.  Amortization expense associated with customer relationships for the first quarter of 2013 and the first quarter of 2012 was $2.1 million and $2.0 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $6.2 million of amortization expense associated with our customer relationships during the remainder of fiscal 2013, and thereafter $8.3 million per year for each of the next four fiscal years.

(5)                                 Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	March 30, 2013	December 29, 2012
Senior secured credit agreement:
Revolving credit facility	$25,000	$25,000
Tranche A term loan due 2016	138,750	144,375
Tranche B term loan due 2018	222,187	223,313
7.625% senior notes due 2018	248,500	248,500
Unamortized discount	(3,325)	(3,499)
Total long-term debt, net of unamortized discount	631,112	637,689
Current portion of long-term debt	(37,937)	(40,375)
Long-term debt, net of unamortized discount and excluding current portion	$593,175	$597,314

As of March 30, 2013, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2013	$8,625
2014	29,063
2015	24,750
2016*	109,750
2017	1,688
Thereafter	460,561
Total	$634,437

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

At March 30, 2013, there were $138.8 million of tranche A term loans, $222.2 million of tranche B term loans and $25.0 million of revolving loans outstanding.  At March 30, 2013, the available borrowing

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-Term Debt (Continued)

capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $174.5 million.  Proceeds of the revolving credit facility are restricted for use solely for general corporate purposes and acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans.

The tranche A term loans are subject to principal amortization.  $5.6 million was due and paid in fiscal 2012.  $13.1 million is due and payable in fiscal 2013, $26.3 million is due and payable in fiscal 2014 and $22.5 million is due and payable in fiscal 2015.  The balance of all borrowings under the tranche A term loan facility, or $82.5 million, is due and payable at maturity on November 30, 2016.  The tranche B term loans are subject to principal amortization at the rate of 1.0% annually (based upon the initial principal amount on November 30, 2011 of $225.0 million) with the balance due at maturity on November 30, 2018.  The revolving credit facility matures on November 30, 2016.

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

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio.  At the end of the first quarter of 2013, the tranche A term loan interest rate was 2.9537%.  Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%, in each case subject to a 1.0% LIBOR floor.  At the end of the first quarter of 2013, the tranche B term loan interest rate was 4.00%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-Term Debt (Continued)

interest coverage ratio, each ratio as defined in the credit agreement.  Our consolidated leverage ratio (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 6.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of March 30, 2013, we were in compliance with all of the covenants in the credit agreement.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-Term Debt (Continued)

fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of March 30, 2013, we were in compliance with all of the covenants in the senior notes indenture.

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

Deferred Debt Financing Costs.  During the fourth quarter of fiscal 2012, we wrote-off and expensed $1.5 million of deferred debt financing costs relating to the partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes and wrote-off and expensed $0.4 million of deferred debt financing costs relating to the amendment and restatement of our credit agreement.  During the fourth quarter of 2012, we also capitalized $0.5 million of debt financing costs, which will be amortized over the five year term of the revolving credit facility and tranche A term loans and the seven year term of the tranche B term loans.  As of March 30, 2013 and December 29, 2012 we had net deferred debt financing costs of $16.5 million and $17.5 million, respectively.

Accrued Interest.  At March 30, 2013 and December 29, 2012 accrued interest of $5.8 million and $9.9 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loan borrowings, term loan borrowings and senior notes as of March 30, 2013 and December 29, 2012 are as follows (in thousands):

	March 30, 2013				December 29, 2012
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	25,000		25,000	(1)	25,000		25,000	(1)
Tranche A Term Loan due 2016	138,251	(2)	138,750	(1)	143,830	(2)	144,375	(1)
Tranche B Term Loan due 2018	220,449	(2)	225,520	(1)	221,504	(2)	226,662	(1)
7.625% Senior Notes due 2018	247,412	(2)	266,516	(3)	247,355	(2)	269,001	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount.  At March 30, 2013, the face amounts of the tranche A term loan, tranche B term loan and senior notes were $138.8 million, $222.2 million and $248.5 million, respectively.  At December 29, 2012, the face amounts of the tranche A term loan, tranche B term loan and senior notes were $144.4 million, $223.3 million and $248.5 million, respectively.

(3)         Fair values are estimated based on quoted market prices.

(7)                                 Accumulated Other Comprehensive Loss

The reclassification out of accumulated other comprehensive loss as of March 30, 2013 is as follows (in thousands):

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Defined benefit pension plan items
Amortization of prior service costs	$11	See (1) below
Amortization of unrecognized loss	229	See (1) below
	240	Total before tax
	(88)	Income tax expense
Total reclassification	$152	Net of tax

(1)         These items are included in the computation of net periodic pension cost.  See Note 8, “Pension Benefits” for additional information.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Accumulated Other Comprehensive Loss (Continued)

Changes in accumulated other comprehensive loss as of March 30, 2013 is as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total

Beginning balance	$(11,036)	$(59)	$(11,095)
Other comprehensive loss before reclassifications	—	(19)	(19)
Amounts reclassified from AOCI	152	—	152
Net current period other comprehensive income (loss)	152	(19)	133
Ending balance	$(10,884)	$(78)	$(10,962)

(8)                                 Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension costs for company sponsored defined benefit pension plans for the first quarter of 2013 and 2012 include the following components (in thousands):

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012

Service cost—benefits earned during the period	$909	$594
Interest cost on projected benefit obligation	527	506
Expected return on plan assets	(896)	(725)
Amortization of unrecognized prior service cost	11	11
Amortization of unrecognized loss	229	217
Net periodic pension cost	$780	$603

During the first quarter of 2013, we made $1.3 million of defined benefit pension plan contributions.  We plan to make approximately $3.5 million of additional contributions during the remainder of fiscal 2013.

Multi-Employer Defined Benefit Pension Plan.   We also contribute to the Bakery and Confectionary Union and Industry International Pension Fund (EIN 52-6118572, Plan No. 001), a multi-employer defined benefit pension plan, sponsored by the Bakery, Confectionary, Tobacco Workers and Grain Millers International Union (BCTGM).  The plan provides multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated BCTGM local unions.  The collective bargaining agreement for our Portland, Maine employees participating in the plan expires on April 25, 2015.

In April 2012, we were notified that for the plan year ended December 31, 2011, the plan was not in endangered or critical status as of the most recent annual period, no surcharge was imposed at that time, and the plan was classified in the Green Zone.  We were also notified that for the plan year beginning January 1, 2012, the plan was in critical status and classified in the Red Zone.  As of the date of issuance of the accompanying unaudited consolidated interim financial statements, the plan remains in critical status.  The law

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)                                 Pension Benefits (Continued)

requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation.  The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement.  A 5% surcharge payable on hours worked on and after June 1, 2012 until December 31, 2012 was charged for plan year 2012, the initial critical year.  A 10% surcharge payable on hours worked on and after January 1, 2013 will be applicable for each succeeding plan year that the plan is in critical status until we agree to a collective bargaining agreement that implements a rehabilitation plan. B&G Foods made contributions to the plan of $1.0 million for fiscal 2012  These contributions represented less than five percent of total contributions made to the plan.  In fiscal 2012, we paid less than $0.1 million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2013 assuming consistent hours are worked.

(9)                                 Commitments and Contingencies

Operating Leases.  As of March 30, 2013, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

Fiscal year ending:	Third Parties
2013	$4,199
2014	3,485
2015	3,025
2016	3,066
2017	720
Thereafter	1,607
Total	$16,102

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first quarter of 2013 or 2012 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of March 30, 2013, approximately 337 of our 980 employees, or 34.4%, were covered by collective bargaining agreements, of which 50 were covered by a collective bargaining agreement expiring within the next 12 months.  Our collective bargaining agreement with the Local 863 International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America that covers

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Commitments and Contingencies (Continued)

certain employees at our Roseland, New Jersey manufacturing facility is scheduled to expire on March 31, 2014. We expect to begin negotiations for a new collective bargaining agreement during the fourth quarter of 2013 or the first quarter of 2014.  While we believe that our relations with our union employees are good, we cannot be certain that we will be able to negotiate the Roseland, New Jersey collective bargaining agreement on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages.  At this time, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition or results of operations.  None of our other collective bargaining agreements is scheduled to expire within one year.

Severance and Change of Control Agreements.  We have employment agreements with each of our six executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employee’s death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements).  Severance benefits include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

(10)                          Earnings per Share

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

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Weighted average shares outstanding:
Basic	52,714,680	48,038,640
Net effect of potentially dilutive share-based compensation awards	227,067	298,782
Diluted	52,941,747	48,337,422

(11)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 50.6% and 52.1% of consolidated net sales for the first quarter of 2013 and 2012, respectively.  Our top ten customers accounted for approximately 47.2% and 50.2% of our receivables as of March 30, 2013 and December 29, 2012, respectively.  Other than Wal-Mart, which accounted for 19.5% and 20.8% of our consolidated net sales for the first quarter of 2013 and 2012, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2013 or 2012.  Other than Wal-Mart, which accounted for 14.0% and 14.9% of our consolidated receivables as of March 30, 2013 and December 29, 2012, respectively, no single customer accounted for more than 10.0% of our consolidated receivables.  As of March 30, 2013, we do

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                          Business and Credit Concentrations and Geographic Information (Continued)

not believe we have any significant concentration of credit risk with respect to our trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first quarter of 2013 and 2012, our sales to foreign countries represented approximately 3.3% and 4.4%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

(12)                          Share-Based Payments

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

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards, non-employee director stock grants and other share based payments) during the first quarter of 2013 and 2012 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
Consolidated Statements of Operations Location	March 30, 2013	March 31, 2012

Compensation expense included in cost of goods sold	$163	$165
Compensation expense included in selling, general and administrative expenses	507	575
Total compensation expense for share-based payments	$670	$740

As of March 30, 2013, there was $4.1 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 2.75 years.

The following table details the activity in our non-vested performance share long-term incentive awards for the first quarter of 2013:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2013	1,012,729	(1)	$10.83
Granted	116,048	(1)	$28.24
Vested	(512,885)		$7.29
Forfeited	(2,004)		$20.34
End of first quarter 2013	613,888	(1)	$17.04

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)                          Share-Based Payments (Continued)

The following table details the number of shares of common stock issued by our company during the first quarter of 2013 and 2012 upon the vesting of performance share long-term incentive awards and other share based compensation:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Number of performance shares vested	512,885	1,124,205
Shares withheld to fund statutory minimum tax withholding	214,878	463,942
Shares of common stock issued for performance share long-term incentive awards	298,007	660,263
Shares of common stock issued for other share based compensation, net of shares withheld to fund statutory minimum tax withholding	—	9,394
Total shares of common stock issued	298,007	669,657
Excess tax benefit recorded to additional paid in capital	$4,349	$8,118

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended March 30, 2013 (first quarter of 2013) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2012 (fiscal 2012) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2013 (which we refer to as our 2012 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 25 brands into our company.  Most recently, on October 31, 2012, we completed the acquisition of the New York Style, Old London, JJ Flats and Devonsheer brands from Chipita America, Inc., which we refer to in this report as the “New York Style and Old London acquisition.”  The New York Style and Old London acquisition has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired and results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition.  This acquisition and the application of the acquisition method of accounting affect comparability between periods.

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

We expect minimal cost decreases for raw materials in the market place during 2013 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through 2013 at a cost decrease of approximately $1.0 million.  During fiscal 2012, we had cost increases (net of cost savings) for raw materials of less than 2% of cost of goods sold, which were more than offset by our sales price increases.  To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to further decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

In our 2012 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies from those disclosed in our 2012 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2013 and 2012 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Statement of Operations:
Net sales	100.0%	100.0%
Cost of goods sold	65.6%	63.9%
Gross profit	34.4%	36.1%

Selling, general and administrative expenses	9.6%	10.6%
Amortization expense	1.3%	1.2%
Operating income	23.5%	24.3%

Interest expense, net	5.7%	7.6%
Income before income tax expense	17.8%	16.7%

Income tax expense	6.3%	6.0%
Net income	11.5%	10.7%

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

Net Interest Expense.  Net interest expense includes interest relating to our outstanding indebtedness, amortization of bond discount and amortization of deferred debt financing costs, net of interest income.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt includes costs relating to the retirement of indebtedness, including repurchase premium and write-off of deferred debt financing costs.

Non-GAAP Financial Measures

Certain disclosures in this report include non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP) in our consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows.

EBITDA is a measure used by management to measure operating performance.  We define EBITDA as net income before net interest expense (as defined above), income taxes, depreciation and amortization and loss on extinguishment of debt (as defined above). Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service debt and because covenants in our credit facility and our senior notes indenture contain ratios based on this measure.  As a result, internal management reports used during monthly operating reviews feature the EBITDA metric. However, management uses this metric in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on this measure as its only measure of operating performance and liquidity.

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

A reconciliation of EBITDA to net income and to net cash provided by operating activities for the first quarter of 2013 and 2012 along with the components of EBITDA follows:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Net income	$19,634	$16,778
Income tax expense	10,830	9,396
Interest expense, net	9,773	11,989
Depreciation and amortization	5,420	4,441
Loss on extinguishment of debt	—	—
EBITDA	45,657	42,604
Income tax expense	(10,830)	(9,396)
Interest expense, net	(9,773)	(11,989)
Deferred income taxes	4,742	4,153
Amortization of deferred financing costs and bond discount	1,175	1,257
Share-based compensation expense	670	740
Excess tax benefits from share-based compensation	(4,349)	(8,118)
Changes in assets and liabilities	(4,185)	1,734
Net cash provided by operating activities	$23,107	$20,985

First quarter of 2013 compared to the first quarter of 2012

Net Sales.  Net sales increased $13.9 million, or 8.8%, to $171.2 million for the first quarter of 2013 from $157.3 million for the first quarter of 2012.  Net sales of the New York Style and Old London brands, which we acquired at the end of October 2012, contributed $11.3 million to the overall increase.  Net sales from our base business increased $2.6 million, or 1.6%, of which $2.5 million was attributable to a unit volume increase and $0.1 million was attributable to net price increases.

Net sales of our Maple Grove Farms of Vermont, Ortega, Cream of Wheat, Underwood and B&M products increased by $1.4 million, $1.4 million, $1.3 million, $0.4 million and $0.4 million, or 7.8%, 3.9%, 7.2%, 7.8% and 7.6%, respectively.  These increases were offset by a reduction in net sales of Mrs. Dash, Polaner, B&G and Sugar Twin products of $0.9 million, $0.8 million $0.8 million and $0.5 million, or 5.1%, 7.9%, 11.1% and 21.9%, respectively.  In the aggregate, net sales for all other brands increased $0.7 million or 0.9%.

Gross Profit.  Gross profit increased $2.0 million or 3.5% to $58.8 million for the first quarter of 2013 from $56.8 million for the first quarter of 2012.  Gross profit expressed as a percentage of net sales decreased 1.7 percentage points to 34.4% in the first quarter of 2013 from 36.1% in the first quarter of 2012.  The decrease in gross profit expressed as a percentage of net sales was primarily attributable to the full quarter effect of the New York Style and Old London brands, accounting for 0.8 percentage points of the decrease.  Increased trade spending accounted for 0.3 percentage points of the decline.  The remaining 0.6 percentage points related to a sales mix shift to lower margin products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.1 million or 0.8% to $16.5 million for the first quarter of 2013 from $16.6 million for the first quarter of 2012.  This decrease is primarily due to a decrease in consumer marketing of $1.3 million, offset by increases in selling expenses of $1.1 million and warehousing expenses of $0.1 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 1.0 percentage point to 9.6% for the first quarter of 2013 from 10.6% for the first quarter of 2012.

Amortization Expense.  Amortization expense increased $0.1 million or 2.2% to $2.1 million for the first quarter of 2013 from $2.0 million for the first quarter of 2012.

Operating Income.  As a result of the foregoing, operating income increased $2.1 million or 5.4% to $40.2 million for the first quarter of 2013 from $38.2 million for the first quarter of 2012.  Operating income expressed as a percentage of net sales decreased to 23.5% in the first quarter of 2013 from 24.3% in the first quarter of 2012.

Net Interest Expense.  Net interest expense decreased $2.2 million or 18.5% to $9.8 million for the first quarter of 2013 from $12.0 million in the first quarter of 2012.  The decrease in net interest expense in the first quarter of 2013 was primarily attributable to our redemption of $101.5 million principal amount of our outstanding senior notes in December 2012, a negotiated reduction in the interest rate on our tranche B term loans and scheduled principal payments on our tranche A and tranche B term loans.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $1.4 million to $10.8 million for the first quarter of 2013 from $9.4 million for the first quarter of 2012.  Our effective tax rate was 35.6% for the first quarter of 2013 and 35.9% for the first quarter of 2012.  The decrease in our effective tax rate is primarily attributable to incremental manufacturing deductions.

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

Cash Flows.  Net cash provided by operating activities increased $2.1 million to $23.1 million for the first quarter of 2013 from $21.0 million for the first quarter of 2012.  The increase in net cash provided by operating activities in the first quarter of 2013 as compared to the first quarter of 2012 was primarily due to an increase in net income of $2.8 million.

Net cash used in investing activities for the first quarter of 2013 decreased $0.1 million to $1.7 million from $1.8 million for the first quarter of 2012.  Net cash used in investing activities for the first quarter of 2013 and 2012 consisted entirely of capital spending.  Capital expenditures in the first quarter of 2013 and 2012 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash used in financing activities for the first quarter of 2013 increased $8.5 million to $24.5 million from $16.0 million for the first quarter of 2012.  The increase was primarily attributable to an increase in scheduled principal payments of tranche A and tranche B term loans of $4.4 million and an increase in dividend payments of $4.2 million.

Based on a number of factors, including our trademark, goodwill and other intangible assets amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2012 and 2011 as compared to our tax expense for financial reporting purposes.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2013 through 2027.  If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

Dividend Policy

Our dividend policy reflects a basic judgment that our stockholders would be better served if we distributed to them a substantial portion of our cash generated as dividends instead of retaining it in our business.  Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is distributed as regular quarterly cash dividends (up to the intended dividend rate as determined by our board of directors) to the holders of our common stock and not retained by us.  We have paid dividends every quarter since our initial public offering in October 2004.

For the first quarter of 2013 and 2012, we had cash flows provided by operating activities of $23.1 million and $21.0 million, and distributed $15.2 million and $11.0 million, respectively, as dividends. At our current intended dividend rate of $1.16 per share per annum, we expect our aggregate dividend payments in fiscal 2013 to be approximately $61.3 million.

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

At March 30, 2013, there were $138.8 million of tranche A term loans, $222.2 million of tranche B term loans and $25.0 million of revolving loans outstanding.  At March 30, 2013, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $174.5 million.  The credit agreement is guaranteed by all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

The tranche A term loans are subject to principal amortization.  $5.6 million was due and paid in fiscal 2012.  $13.1 million is due and payable in fiscal 2013, $26.3 million is due and payable in fiscal 2014 and $22.5 million is due and payable in fiscal 2015.  The balance of all borrowings under the tranche A term loan facility, or $82.5 million, is due and payable at maturity on November 30, 2016.  The tranche B term loans are subject to principal amortization at the rate of 1.0% annually (based upon the initial principal amount on November 30, 2011 of $225.0 million) with the balance due at maturity on November 30, 2018.  The revolving credit facility matures on November 30, 2016.

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

Future Capital Needs

On March 30, 2013, our total long-term debt of $631.1 million, net of our cash and cash equivalents of $16.1 million, was $615.0 million.  Stockholders’ equity as of that date was $363.8 million.

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

We expect to make capital expenditures of approximately $12.0 million in the aggregate during fiscal 2013, $1.7 million of which were made during the first quarter.

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

Inflation

We expect a minimal cost decrease for raw materials in the market place during 2013.  We expect, however, to continue to manage the risk of inflation by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  We are currently locked into pricing and supply for substantially all of our major commodities, other than maple syrup, through 2013 at a cost decrease of approximately $1.0 million.  During 2012 and 2011, through sales price increases and cost saving efforts we have been more than able to offset the impact of recent commodity and transportation cost increases.  However, to the extent we are unable to offset any present or future cost increases, our operating results will be negatively impacted.

Contingencies

See Note 9, “Commitments and Contingencies,” to our consolidated financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of March 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first quarter of 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2012 Annual Report on Form 10-K.

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

•                  fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

•                  the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and

•                  other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors,” in our 2012 Annual Report on Form 10-K.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are exposure to changes in commodity prices, interest rates on borrowings, foreign currency exchange rates and market fluctuation risks related to our defined benefit pension plans.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At March 30, 2013, we had $248.5 million of fixed rate debt and $385.9 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at March 30, 2013, a hypothetical 1.0% increase in interest rates would have affected our annual interest expense by approximately $2.1 million and a 1.0% decrease in interest rates would have affected our annual interest expense by approximately $1.6 million.

The carrying values and fair values of our revolving credit loan borrowings, term loan borrowings and senior notes as of March 30, 2013 and December 29, 2012 are as follows (in thousands):

	March 30, 2013				December 29, 2012
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	25,000		25,000	(1)	25,000		25,000	(1)
Tranche A Term Loan due 2016	138,251	(2)	138,750	(1)	143,830	(2)	144,375	(1)
Tranche B Term Loan due 2018	220,449	(2)	225,520	(1)	221,504	(2)	226,662	(1)
7.625% Senior Notes due 2018	247,412	(2)	266,516	(3)	247,355	(2)	269,001	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loan, tranche B term loan and 7.625% senior notes are net of discount.  At March 30, 2013, the face amounts of the tranche A term loan, tranche B term loan and senior notes were $138.8 million, $222.2 million and $248.5 million, respectively.  At December 29, 2012, the face amounts of the tranche A term loan, tranche B term loan and senior notes were $144.4 million, $223.3 million and $248.5 million, respectively.

(3)         Fair values are estimated based on quoted market prices.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

For more information, see Note 5, “Long-Term Debt,” to our consolidated financial statements in Part I, Item 1 of this report.

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first quarter of 2013, our net sales to foreign countries represented approximately 3.3% of our total net sales.  During the first quarter of 2012, our net sales to foreign countries represented approximately 4.4% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase the majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have a material impact on operating results.

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans.  See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates” and Note 8, “Pension Benefits,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

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

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 9 of Notes to Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2012 Annual Report on Form 10-K.

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 25, 2013	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)