Form 10-Q
period 2013-06-29
B&G Foods, Inc.
filed 2013-07-25
CIK 1278027

As filed with the Securities and Exchange Commission on July 25, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013

or

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

As of July 25, 2013, the registrant had 52,873,364 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 29, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$202,407	$19,219
Trade accounts receivable, net	44,890	43,357
Inventories	103,942	89,757
Prepaid expenses and other current assets	6,279	5,326
Income tax receivable	6,498	4,262
Deferred income taxes	2,100	2,175
Total current assets	366,116	164,096

Property, plant and equipment, net of accumulated depreciation of $107,317 and $100,625	107,069	104,746
Goodwill	268,008	267,940
Other intangibles, net	641,873	637,196
Other assets	20,194	17,990
Total assets	$1,403,260	$1,191,968

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$28,237	$25,050
Accrued expenses	14,735	23,610
Current portion of long-term debt	43,200	40,375
Dividends payable	15,333	15,243
Total current liabilities	101,505	104,278

Long-term debt	821,422	597,314
Other liabilities	4,406	8,038
Deferred income taxes	127,446	121,163
Total liabilities	1,054,779	830,793
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 52,873,364 and 52,560,765 shares issued and outstanding as of June 29, 2013 and December 29, 2012	529	526
Additional paid-in capital	195,781	226,900
Accumulated other comprehensive loss	(10,874)	(11,095)
Retained earnings	163,045	144,844
Total stockholders’ equity	348,481	361,175
Total liabilities and stockholders’ equity	$1,403,260	$1,191,968

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	$160,882	$148,612	$332,076	$305,951
Cost of goods sold	105,185	96,856	217,567	197,370
Gross profit	55,697	51,756	114,509	108,581

Operating expenses:
Selling, general and administrative expenses	17,318	14,629	33,826	31,269
Amortization expense	2,156	2,023	4,223	4,045
Operating income	36,223	35,104	76,460	73,267

Other expenses:
Interest expense, net	10,030	11,862	19,803	23,851
Loss on extinguishment of debt	28,478	—	28,478	—
(Loss) income before income tax (benefit) expense	(2,285)	23,242	28,179	49,416
Income tax (benefit) expense	(852)	7,216	9,978	16,612
Net (loss) income	$(1,433)	$16,026	$18,201	$32,804

Weighted average shares outstanding:
Basic	52,863	48,376	52,789	48,207
Diluted	52,863	48,724	52,902	48,523

Basic and diluted (loss) earnings per share	$(0.03)	$0.33	$0.34	$0.68

Cash dividends declared per share	$0.29	$0.27	$0.58	$0.54

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net (loss) income	$(1,433)	$16,026	$18,201	$32,804

Other comprehensive income:
Foreign currency translation adjustments	(43)	(22)	(62)	(10)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	131	95	283	239
Other comprehensive income	88	73	221	229
Comprehensive (loss) income	$(1,345)	$16,099	$18,422	$33,033

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012

Cash flows from operating activities:
Net income	$18,201	$32,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,019	8,914
Amortization of deferred debt financing costs and bond discount	2,293	2,514
Deferred income taxes	6,194	6,622
Share-based compensation expense	2,160	2,029
Loss on extinguishment of debt	28,478	—
Excess tax benefits from share-based compensation	(4,198)	(7,988)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(1,533)	4,826
Inventories	(13,197)	(15,648)
Prepaid expenses and other current assets	(553)	2,458
Income tax receivable	1,962	4,508
Other assets	(230)	(85)
Trade accounts payable	3,187	4,106
Accrued expenses	(8,875)	(2,582)
Other liabilities	(3,232)	(678)
Net cash provided by operating activities	41,676	41,800

Cash flows from investing activities:
Capital expenditures	(4,610)	(5,325)
Payments for acquisition of businesses	(14,488)	(150)
Net cash used in investing activities	(19,098)	(5,475)

Cash flows from financing activities:
Repayments of long-term debt	(468,916)	(4,875)
Proceeds from issuance of long-term debt	700,000	—
Repayments of borrowings under revolving credit facility	(45,000)	—
Borrowings under revolving credit facility	20,000	—
Dividends paid	(30,572)	(24,031)
Excess tax benefits from share-based compensation	4,198	7,988
Debt financing costs	(12,249)	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(6,812)	(10,696)
Net cash provided by (used in) financing activities	160,649	(31,614)

Effect of exchange rate fluctuations on cash and cash equivalents	(39)	(8)
Net increase in cash and cash equivalents	183,188	4,703

Cash and cash equivalents at beginning of period	19,219	16,738
Cash and cash equivalents at end of period	$202,407	$21,441

Supplemental disclosures of cash flow information:
Cash interest payments	$24,070	$21,404
Cash income tax payments	$1,826	$5,484
Non-cash transactions:
Dividends declared and not yet paid	$15,333	$13,065

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality, shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers, tomato-based products, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril’s, Grandma’s Molasses, JJ Flats, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, Old London, New York Style, Ortega, Polaner, Red Devil, Regina, Sa-són, Sclafani, Sugar Twin, Trappey’s, TrueNorth, Underwood, Vermont Maid and Wright’s. We also sell and distribute two branded household products, Static Guard and Kleen Guard.  We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

Acquisitions

On October 31, 2012, we completed the acquisition of the New York Style, Old London, Devonsheer and JJ Flats brands from Chipita America, Inc. for $62.5 million in cash.  We refer to this acquisition as the “New York Style and Old London acquisition.”

On May 6, 2013, we acquired the TrueNorth brand from DeMet’s Candy Company.  We refer to this acquisition as the “TrueNorth acquisition.”

We have accounted for these acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the date of acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill.  Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized.  Customer relationship intangibles and amortizable trademarks are amortized over 10 to 20 years.  Goodwill and other intangible assets are deductible for income tax purposes.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit, and the property, plant and equipment and other intangible assets (including trademarks and customer relationships) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist.  See Note 4, “Goodwill and Other Intangible Assets.”

The following table sets forth the allocation of the New York Style and Old London acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Neither the New York Style and Old London acquisition nor the TrueNorth acquisition was material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

On June 7, 2013, we entered into an agreement to acquire Robert’s American Gourmet Food, LLC dba Pirate Brands and VMG Pirate’s Booty Blocker, Inc. from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals for a purchase price of $195.0 million in cash, subject to adjustments based upon indebtedness, working capital and transaction expenses of the business at closing.  See Note 14, “Subsequent Events.”

(2)                                 Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, with our fiscal year ending on the Saturday closest to December 31.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal years ending December 28, 2013 (fiscal 2013) and December 29, 2012 (fiscal 2012) each contain 52 weeks.  Each quarter of fiscal 2013 and 2012 contains 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended June 29, 2013 (second quarter and first two quarters of 2013) and June 30, 2012 (second quarter and first two quarters of 2012) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of June 29, 2013, the results of our operations and comprehensive income for the second quarter and first two quarters of 2013 and 2012, and cash flows for the first two quarters of 2013 and 2012.  Our results of operations for the second quarter and first two quarters of 2013 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2012 included in our Annual Report on Form 10-K for fiscal 2012 filed with the SEC on February 26, 2013.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; and the accounting for share-based compensation expense.  Actual results could differ significantly from these estimates and assumptions.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update relating to the disclosure of items reclassified out of accumulated other comprehensive income (AOCI).  The update requires that for those items that are reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed.  For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures.  The update is effective for fiscal 2013 and interim periods within fiscal 2013, and accordingly, we adopted it prospectively beginning with the first quarter of 2013.  The update impacts presentation and disclosure only, and therefore adoption did not have an impact on our consolidated financial position, results of operations or liquidity.  See Note 7, “Accumulated Other Comprehensive Loss.”

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

Inventories consist of the following, as of the dates indicated (in thousands):

	June 29, 2013	December 29, 2012
Raw materials and packaging	$36,257	$19,828
Work in process	71	435
Finished goods	67,614	69,494

Total	$103,942	$89,757

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(4)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of June 29, 2013			As of December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Trademarks(a)	$7,700	$74	$7,626	$—	$—	$—
Customer relationships(a)	166,540	44,393	122,147	165,340	40,244	125,096
	$174,240	$44,467	$129,773	$165,340	$40,244	$125,096

Unamortizable Intangible Assets
Goodwill(a)	$268,008			$267,940
Trademarks	$512,100			$512,100

(a)   The increases in carrying amounts are attributable to the TrueNorth acquisition.

Amortization associated with trademarks for the second quarter and first two quarters of 2013 was $0.1 million, and is recorded in operating expenses.  We did not have amortization expense associated with trademarks for the second quarter or first two quarters of 2012.  We expect to recognize an additional $0.2 million of amortization expense associated with our amortizable trademarks during the remainder of fiscal 2013, and thereafter $0.4 million per year for each of the next four fiscal years.

Amortization expense associated with customer relationship intangibles for the second quarter and first two quarters of 2013 was $2.1 million and $4.1 million, respectively, and is recorded in operating expenses.  Amortization expense associated with customer relationship intangibles for the second quarter and first two quarters of 2012 was $2.0 million and $4.0 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $4.2 million of amortization expense associated with our customer relationship intangibles during the remainder of fiscal 2013, and thereafter $8.4 million per year for each of the next four fiscal years.

(5)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	June 29, 2013	December 29, 2012

Senior secured credit agreement:
Revolving credit facility	$—	$25,000
Tranche A term loans due 2016	135,000	144,375
Tranche B term loans due 2018	—	223,313
7.625% senior notes due 2018	30,199	248,500
4.625% senior notes due 2021	700,000	—
Unamortized discount	(577)	(3,499)
Total long-term debt, net of unamortized discount	864,622	637,689
Current portion of long-term debt	(43,200)	(40,375)
Long-term debt, net of unamortized discount and excluding current portion	$821,422	$597,314

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-Term Debt (Continued)

As of June 29, 2013, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2013*	$33,949
2014	26,250
2015	22,500
2016	82,500
2017	—
Thereafter	700,000
Total	$865,199

*           Included in “2013” is $30.2 million aggregate principal amount of 7.625% senior notes due 2018 that remained outstanding as of June 29, 2013.  We subsequently redeemed all remaining 7.625% senior notes on July 4, 2013 pursuant to a redemption notice that we issued on June 4, 2013.

Senior Secured Credit Agreement.  At June 29, 2013, $135.0 million of tranche A term loans were outstanding and no revolving loans were outstanding under our senior secured credit agreement.  We used a portion of the proceeds of the issuance of the 4.625% senior notes described below to repay all $222.2 million of tranche B term loans then outstanding on June 4, 2013.

At June 29, 2013, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $199.5 million.  Proceeds of the revolving credit facility are restricted for use solely for general corporate purposes and acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans.

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

We may prepay the tranche A term loans or permanently reduce the revolving credit facility commitment under the credit agreement at any time without premium or penalty (other than customary breakage costs with respect to the early termination of LIBOR loans).  Subject to certain exceptions, the credit agreement provides for mandatory prepayment upon certain asset dispositions and issuances of subsidiary securities.  The credit agreement is also subject to mandatory annual prepayments if our senior secured leverage (defined as the ratio of our consolidated senior secured debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) exceeds certain ratios as follows: 50% of our adjusted excess cash flow (as defined in the credit agreement and which takes into account certain dividend payments and other adjustments) if our senior secured leverage ratio is greater than or equal to 3.00 to 1.00 (with step-downs to 25% and 0% if our senior secured leverage ratio is less than 3.00 to 1.00 and 2.50 to 1.00, respectively).

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-Term Debt (Continued)

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio.  At the end of the second quarter of 2013, the tranche A term loan interest rate was 2.94535%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement.  As of June 29, 2013, our consolidated leverage ratio (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), could not exceed 6.00 to 1.00.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of June 29, 2013, we were in compliance with all of the covenants in the credit agreement.

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

On July 3, 2013, we amended the credit agreement.  See Note 14, “Subsequent Events.”

4.625% Senior Notes due 2021.  On June 4, 2013, we issued $700.00 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value.  Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year, commencing December 1, 2013.  The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as described below.

We used the net proceeds from the issuance of the 4.625% senior notes to purchase or redeem all $248.5 million principal amount of our then existing 7.625% senior notes due 2018, to repay $222.2 million principal amount of tranche B term loans and approximately $40.0 million principal amount of revolving loans under our credit agreement, and to pay related premiums, fees and expenses.  We used the remaining net proceeds for the Pirate Brands acquisition described in Note 14, “Subsequent Events.”

On or after June 1, 2016, we may redeem some or all of the 4.625% senior notes at a redemption price of 103.469% beginning June 1, 2016 and thereafter at prices declining annually to 100% on or after June 1, 2019, in each case plus accrued and unpaid interest to the date of redemption.  We may redeem up to 35% of the aggregate principal amount of the 4.625% senior notes prior to June 1, 2016 with the net proceeds from certain equity offerings at a redemption price of 104.625% plus accrued and unpaid interest to the date of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-Term Debt (Continued)

redemption.  We may also redeem some or all of the 4.625% senior notes at any time prior to June 1, 2016 at a redemption price equal to the make-whole amount set forth in the indenture governing the 4.625% senior notes.  In addition, if B&G Foods undergoes a change of control or upon certain asset sales, we may be required to offer to repurchase the 4.625% senior notes at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

We may also, from time to time, seek to retire the 4.625% senior notes through cash repurchases of the 4.625% senior notes and/or exchanges of the 4.625% senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Our obligations under the 4.625% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The 4.625% senior notes and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt.  Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 4.625% senior notes.

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of June 29, 2013, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

7.625% Senior Notes due 2018.  In June 2013, we repurchased $218.3 million aggregate principal amount of our outstanding 7.625% senior notes due 2018 with a portion of the proceeds of our public offering of 4.625% senior notes at a weighted average repurchase price of 108.09% of such principal amount plus accrued and unpaid interest to the date of repurchase, and set aside sufficient proceeds of the offering to redeem the remaining 7.625% senior notes.  As of June 29, 2013, there was $30.2 million aggregate principal amount of 7.625% senior notes still outstanding, all of which we had called for redemption.  See Note 14, “Subsequent Events.”

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-Term Debt (Continued)

Deferred Debt Financing Costs.  During the second quarter of 2013, we wrote-off and expensed $4.9 million and $3.0 million of deferred debt financing costs relating to the repayment of $222.2 million aggregate principal amount of our tranche B term loans and the repurchase of $218.3 million aggregate principal amount of our 7.625% senior notes.  During the second quarter of 2013, we also capitalized $12.2 million of debt financing costs, which will be amortized over the eight year scheduled term of the 4.625% senior notes.  As of June 29, 2013 and December 29, 2012 we had net deferred debt financing costs of $19.5 million and $17.5 million, respectively, included in other assets in the accompanying consolidated balance sheets.

Loss on Extinguishment of Debt.  During the second quarter of 2013, we incurred a loss on extinguishment of debt in connection with the repayment of $222.2 million aggregate principal amount of tranche B term loans and the repurchase of $218.3 million aggregate principal amount of our 7.625% senior notes.  The loss on extinguishment includes the repurchase premium and other expenses of $17.9 million, the write-off of deferred debt financing costs of $7.9 million and the write-off of unamortized discount of $2.6 million.

Accrued Interest.  At June 29, 2013 and December 29, 2012 accrued interest of $3.3 million and $9.9 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loan borrowings, term loan borrowings and senior notes as of June 29, 2013 and December 29, 2012 are as follows (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	June 29, 2013				December 29, 2012
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	—		—		25,000		25,000	(1)
Tranche A Term Loans due 2016	134,547	(2)	135,000	(1)	143,830	(2)	144,375	(1)
Tranche B Term Loans due 2018	—		—		221,504	(2)	226,662	(1)
7.625% Senior Notes due 2018	30,075	(2)	30,199	(1)	247,355	(2)	269,001	(3)
4.625% Senior Notes due 2021	700,000	(2)	672,000	(3)	—		—

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans, tranche B term loans, 7.625% senior notes and 4.625% senior notes are net of discount.  At June 29, 2013, the face amounts of the tranche A term loans, 7.625% senior notes and 4.625% senior notes were $135.0 million, $30.2 million and $700.0 million, respectively.  At December 29, 2012, the face amounts of the tranche A term loans, tranche B term loans and 7.625% senior notes were $144.4 million, $223.3 million and $248.5 million, respectively.

(3)         Fair values are estimated based on quoted market prices.

(7)                                 Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss for the second quarter and first two quarters of 2013 are as follows (in thousands):

	Amount Reclassified From AOCL
Details about AOCL Components	Thirteen Weeks Ended June 29, 2013	Twenty-Six Weeks Ended June 29, 2013	Affected Line Item in the Statement Where Net Income (loss) is Presented
Defined benefit pension plan items
Amortization of prior service cost	$11	$22	See (1) below
Amortization of unrecognized loss	195	424	See (1) below
	206	446	Total before tax
	(75)	(163)	Income tax expense
Total reclassification	$131	$283	Net of tax

(1)         These items are included in the computation of net periodic pension cost.  See Note 8, “Pension Benefits” for additional information.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss as of June 29, 2013 is as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total

Beginning balance	$(11,036)	$(59)	$(11,095)
Other comprehensive loss before reclassifications	—	(62)	(62)
Amounts reclassified from AOCL	283	—	283
Net current period other comprehensive income (loss)	283	(62)	221
Ending balance	$(10,753)	$(121)	$(10,874)

(8)                                 Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension costs for company sponsored defined benefit pension plans for the second quarter and first two quarters of 2013 and 2012 include the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost—benefits earned during the period	$792	$594	$1,701	$1,188
Interest cost on projected benefit obligation	528	506	1,055	1,012
Expected return on plan assets	(913)	(725)	(1,809)	(1,450)
Amortization of unrecognized prior service cost	11	11	22	22
Amortization of unrecognized loss	195	217	424	434
Net periodic pension cost	$613	$603	$1,393	$1,206

During the first two quarters of 2013, we made $4.8 million of defined benefit pension plan contributions.  We do not plan to make additional contributions during the remainder of fiscal 2013.

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

(Unaudited)

(8)                                 Pension Benefits (Continued)

accompanying unaudited consolidated interim financial statements, the plan remains in critical status.  The law requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation.  The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement.  A 5% surcharge payable on hours worked on and after June 1, 2012 until December 31, 2012 was charged for plan year 2012, the initial critical year.  A 10% surcharge payable on hours worked on and after January 1, 2013 will be applicable for each succeeding plan year that the plan is in critical status until we agree to a collective bargaining agreement that implements a rehabilitation plan. B&G Foods made contributions to the plan of $1.0 million for fiscal 2012. These contributions represented less than five percent of total contributions made to the plan.  In fiscal 2012, we paid less than $0.1 million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2013 assuming consistent hours are worked.

(9)                                 Commitments and Contingencies

Operating Leases.  As of June 29, 2013, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

Fiscal year ending:	Third Parties
2013	$2,783
2014	3,492
2015	3,025
2016	3,066
2017	720
Thereafter	1,606
Total	$14,692

Legal Proceedings.  We are from time to time involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, worker’s compensation and other employee claims, and tort and other general liability claims, as well as trademark, copyright, patent infringement and related claims and legal actions.  In the opinion of our management, the ultimate disposition of any currently pending claims or actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  See Note 14, “Subsequent Events.”

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first two quarters of 2013 or 2012 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Commitments and Contingencies (Continued)

Collective Bargaining Agreements.  As of June 29, 2013, approximately 336 of our 970 employees, or 34.6%, were covered by collective bargaining agreements, of which 48 were covered by a collective bargaining agreement expiring within the next 12 months.  Our collective bargaining agreement with the Local 863 International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America that covers certain employees at our Roseland, New Jersey manufacturing facility is scheduled to expire on March 31, 2014.  We expect to begin negotiations for a new collective bargaining agreement during the fourth quarter of 2013 or the first quarter of 2014.  While we believe that our relations with our union employees are good, we cannot be certain that we will be able to negotiate the Roseland, New Jersey collective bargaining agreement on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages.  At this time, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition or results of operations.  None of our other collective bargaining agreements is scheduled to expire within one year.

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

(10)                          Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock related to performance shares that may be earned under long-term incentive awards had been issued as of the beginning of the period using the treasury stock method.  For the second quarter of 2013, 238,931 shares of common stock issuable upon the achievement of performance goals in connection with share-based compensation awards have not been included in the calculation of diluted weighted average shares because the effect would be antidilutive on diluted loss per share.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Weighted average shares outstanding:
Basic	52,863,101	48,375,537	52,788,891	48,207,089
Net effect of potentially dilutive share-based compensation awards	—	348,300	113,534	315,515
Diluted	52,863,101	48,723,837	52,902,425	48,522,604

(11)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 51.6% and 51.1% of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)                          Business and Credit Concentrations and Geographic Information (Continued)

consolidated net sales for the first two quarters of 2013 and 2012, respectively.  Our top ten customers accounted for approximately 51.4% and 50.2% of our receivables as of June 29, 2013 and December 29, 2012, respectively.  Other than Wal-Mart, which accounted for 20.9% and 19.9% of our consolidated net sales for the first two quarters of 2013 and 2012, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2013 or 2012.  Other than Wal-Mart, which accounted for 15.9% and 14.9% of our consolidated receivables as of June 29, 2013 and December 29, 2012, respectively, no single customer accounted for more than 10.0% of our consolidated receivables.  As of June 29, 2013, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first two quarters of 2013 and 2012, our sales to foreign countries represented approximately 3.2% and 3.4%, of net sales.  Our foreign sales are primarily to customers in Canada.

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

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards, non-employee director stock grants and other share based compensation) during the second quarter and first two quarters of 2013 and 2012 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Consolidated Statements of Operations Location	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Compensation expense included in cost of goods sold	$271	$203	$434	$368
Compensation expense included in selling, general and administrative expenses	1,219	1,086	1,726	1,661
Total compensation expense for share-based payments	$1,490	$1,289	$2,160	$2,029

As of June 29, 2012, there was $4.3 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 2.5 years.

The following table details the activity in our non-vested performance share long-term incentive awards for the first two quarters of 2013:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2013	1,012,729	(1)	$10.83
Granted	116,048	(1)	$28.24
Vested	(512,885)		$7.29
Forfeited	(2,004)		$20.34
End of first two quarters of 2013	613,888	(1)	$17.04

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

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2013 and 2012 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share based compensation:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Number of performance shares vested	—	—	512,885	1,124,205
Shares withheld to fund statutory minimum tax withholding	—	—	214,878	463,942
Shares of common stock issued for performance share long-term incentive awards	—	—	298,007	660,263
Shares of common stock issued to non-employee directors for annual equity grants	14,592	17,436	14,592	17,436
Shares of common stock issued for other share based compensation, net of shares withheld to fund statutory minimum tax withholding	—	—	—	9,394
Total shares of common stock issued	14,592	17,436	312,599	687,093
Excess tax benefit recorded to additional paid in capital	$(151)	$(130)	$4,198	$7,988

(13)                          Income Taxes

During the second quarter of 2012, a change in the group of states in which we are subject to state income taxes caused a decrease in our blended state tax rate, resulting in a deferred tax benefit of $0.9 million.

(14)                          Subsequent Events

Credit Agreement Amendment.  On July 3, 2013, we amended our credit agreement.  The amendment, among other things: (i) increases the revolving credit facility commitment from $200 million to $300 million; and (ii) increases the maximum permissible consolidated leverage ratio from 6.00 to 1.00 to 7.00 to 1.00 for the fiscal quarter ending June 29, 2013 through the fiscal quarter ending January 3, 2015; 6.75 to 1.00 for the fiscal quarter ending April 4, 2015 through the fiscal quarter ending January 2, 2016; and 6.50 to 1.00 for the fiscal quarter ending April 2, 2016 and thereafter.  Following the amendment and the closing of the Pirate Brands acquisition described below, the available borrowing capacity under our revolving credit facility is $254.5 million as of the date of these unaudited interim consolidated financial statements.  See Note 5, “Long-term Debt.”

7.625% senior notes due 2021.  On July 4, 2013, we redeemed all $30.2 million aggregate principal amount of 7.625% senior notes that remained outstanding as of such date at a redemption price of 107.499% of such principal amount, plus accrued and unpaid interest to the date of redemption.  We expect to write-off and

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

expense $0.5 million of deferred debt financing costs and unamortized discount relating to the redemption during the third quarter of 2013.  See Note 5, “Long-term Debt.”

Pirate Brands Acquisition.  On July 8, 2013, we completed our acquisition of Robert’s American Gourmet Food, LLC (which upon closing we renamed Pirate Brands, LLC) and VMG Pirate’s Booty Blocker, Inc. (which we subsequently dissolved) from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals for a purchase price of $195.0 million in cash, subject to adjustments based upon indebtedness, working capital and transaction expenses of the business at closing.  We funded the acquisition and will pay related fees and expenses with the remaining net proceeds of the 4.625% senior notes offering and approximately $40.0 million of revolving credit borrowings under our credit agreement.  The primary assets of the business purchased include intellectual property, business and customer information, equipment and inventory.  Due to the relatively short time from the date of acquisition to the completion of these financial statements, the initial accounting for the acquisition is not complete. The preliminary evaluation of the fair value for certain significant assets and liabilities, including goodwill and intangibles, is not complete. The goodwill and other intangible assets recognized are expected to be deductible for tax purposes. We will provide the preliminary purchase price allocation with our Quarterly Report on Form 10-Q for the third quarter of 2013.

Legal Proceedings.  Pirate Brands has been named as a defendant in four duplicative putative class actions, two of which were filed prior to our ownership of Pirate Brands.  The cases allege that Pirate Brands’ products are improperly labeled as “natural” because they contain genetically modified and processed ingredients.  The first case was filed in December 2012 in New York.  A duplicative case was then filed in February 2013 in California, which has been transferred to New York.  Identical actions were recently filed in July 2013 in Florida and Washington.  Pirate Brands will seek to consolidate the four cases into a single proceeding in New York where these claims were first filed.  No discovery has commenced in any of the cases, and motions to dismiss all the claims are pending in the New York and California actions.  Based upon information currently available, we do not believe the ultimate resolution of these actions will have a material adverse effect on B&G Foods’ consolidated financial position, results of operations or liquidity.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended June 29, 2013 (second quarter and first two quarters of 2013) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2012 (fiscal 2012) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2013 (which we refer to as our 2012 Annual Report on Form 10-K).

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

Our company has been built upon a successful track record of both organic and acquisition-driven growth.  Our goal is to continue to increase sales, profitability and cash flows through organic growth, strategic acquisitions and new product development.  We intend to implement our growth strategy through the following initiatives: expanding our brand portfolio with disciplined acquisitions of complementary branded businesses, continuing to develop new products and delivering them to market quickly, leveraging our multiple channel sales and distribution system and continuing to focus on higher growth customers and distribution channels.

Since 1996, we have successfully acquired and integrated approximately 30 brands into our company.  Most recently, on July 8, 2013, we acquired Pirate Brands, LLC, including the Pirate’s Booty, Smart Puffs and Original Tings brands, from a group of private sellers.  We refer to this acquisition in this report as the Pirate Brands acquisition.  On May 7, 2013, we acquired the TrueNorth nut cluster brand from DeMet’s Candy Company, and on October 31, 2012, we acquired the New York Style, Old London, JJ Flats and Devonsheer brands from Chipita America, Inc., which we refer to in this report as the “TrueNorth acquisition” and the “New York Style and Old London acquisition,” respectively.  The TrueNorth acquisition and the New York Style and Old London acquisitions have been, and the Pirate Brands acquisition will be, accounted for using the acquisition method of accounting and, accordingly, the assets acquired and results of operations of the acquired business are included (or in the case of the Pirate Brands acquisition, will be included beginning with the third quarter of 2013) in our consolidated financial statements from the dates of acquisition.  These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

We expect minimal cost decreases for raw materials in the market place during 2013 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through 2013 at a cost decrease of approximately $1.0 million.  During fiscal 2012, we had cost increases (net of cost savings) for raw materials of less than 2% of cost of goods sold, which were more than offset by our sales price increases.  To the extent we are unable to avoid or offset any future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to further decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates.  We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada.  Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; and the accounting for share-based compensation expense.  Actual results could differ significantly from these estimates and assumptions.

In our 2012 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies from those disclosed in our 2012 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2013 and 2012 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.4%	65.2%	65.5%	64.5%
Gross profit	34.6%	34.8%	34.5%	35.5%

Selling, general and administrative expenses	10.8%	9.8%	10.2%	10.2%
Amortization expense	1.3%	1.4%	1.3%	1.4%
Operating income	22.5%	23.6%	23.0%	23.9%

Loss on extinguishment of debt	17.7%	—	8.6%	—
Interest expense, net	6.2%	8.0%	5.9%	7.8%
(Loss) income before income tax (benefit) expense	(1.4)%	15.6%	8.5%	16.1%

Income tax (benefit) expense	(0.5)%	4.8%	3.0%	5.4%
Net (loss) income	(0.9)%	10.8%	5.5%	10.7%

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

Amortization Expense. Amortization expense includes the amortization expense associated with customer relationship and other intangibles, including amortizable trademarks.

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

EBITDA is a measure used by management to measure operating performance.  We define EBITDA as net income before net interest expense (as defined above), income taxes, depreciation and amortization and loss on extinguishment of debt (as defined above). We define adjusted EBITDA as EBITDA adjusted for acquisition-related transaction costs, which include outside fees and expenses and restructuring and consolidation costs of acquisitions.  Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt and acquisition-related transaction costs because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service debt and because covenants in our credit facility and our senior notes indenture contain ratios based on these measures.  As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related transaction costs and income taxes. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of 2013 and 2012 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net (loss) income	$(1,433)	$16,026	$18,201	$32,804
Income tax (benefit) expense	(852)	7,216	9,978	16,612
Interest expense, net	10,030	11,862	19,803	23,851
Depreciation and amortization	5,599	4,473	11,019	8,914
Loss on extinguishment of debt	28,478	—	28,478	—
EBITDA	41,822	39,577	87,479	82,181
Acquisition-related transaction costs	534	—	534	—
Adjusted EBITDA	42,356	39,577	88,013	82,181
Income tax benefit (expense)	852	(7,216)	(9,978)	(16,612)
Interest expense, net	(10,030)	(11,862)	(19,803)	(23,851)
Deferred income taxes	1,452	2,469	6,194	6,622
Amortization of deferred financing costs and bond discount	1,118	1,257	2,293	2,514
Acquisition-related transaction costs	(534)	—	(534)	—
Share-based compensation expense	1,490	1,289	2,160	2,029
Excess tax benefits from share-based compensation	151	130	(4,198)	(7,988)
Changes in assets and liabilities	(18,286)	(4,829)	(22,471)	(3,095)
Net cash provided by operating activities	$18,569	$20,815	$41,676	$41,800

Second quarter of 2013 compared to the second quarter of 2012.

Net Sales.  Net sales increased $12.3 million or 8.3% to $160.9 million for the second quarter of 2013 from $148.6 million for the second quarter of 2012.  Net sales of the New York Style and Old London brands, which we acquired at the end of October 2012, contributed $10.9 million to the overall increase, and net sales of the TrueNorth brand, which we acquired at the beginning of May 2013, contributed $3.2 million to the overall increase.  Net sales for our base business decreased $1.8 million, or 1.2%, attributable to a net price decrease of $0.6 million and a unit volume decrease of $1.2 million.

Net sales of our Mrs. Dash and Polaner products increased by $1.1 million and $0.6 million, or 7.1%, and 7.2%, respectively.  These increases were offset by a reduction in net sales of Maple Grove Farms of Vermont, B&M, B&G and Underwood products of $1.0 million, $0.9 million, $0.7 million and $0.6 million, or 5.2%, 10.0%, 8.4% and 11.5%, respectively.  In the aggregate, net sales for all other brands decreased $0.3 million or 0.3%.

Gross Profit.  Gross profit increased $3.9 million or 7.6% to $55.7 million for the second quarter of 2013 from $51.8 million for the second quarter of 2012.  Gross profit expressed as a percentage of net sales decreased 0.2 percentage points to 34.6% in the second quarter of 2013 from 34.8% in the second quarter of 2012.  The decrease in gross profit expressed as a percentage of net sales was primarily attributable to the effect of the New York Style and Old London acquisition and the TrueNorth acquisition and a net price decrease of $0.6 million, partially offset by a sales mix shift to higher margin products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.7 million or 18.4% to $17.3 million for the second quarter of 2013 from $14.6 million for the second quarter of 2012.  This increase is primarily due to increases in consumer marketing of $1.1 million, selling expenses of $0.6 million, acquisition-related transaction costs of $0.5 million and other expenses of $0.1 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses increased 1.0 percentage point to 10.8% for the second quarter of 2013 from 9.8% for the second quarter of 2012.

Amortization Expense.  Amortization expense increased $0.1 million or 6.6% to $2.2 million for the second quarter of 2013 from $2.0 million for the second quarter of 2012.

Operating Income.  As a result of the foregoing, operating income increased $1.1 million or 3.2% to $36.2 million for the second quarter of 2013 from $35.1 million for the second quarter of 2012.  Operating income expressed as a percentage of net sales decreased to 22.5% in the second quarter of 2013 from 23.6% in the second quarter of 2012.

Net Interest Expense.  Net interest expense decreased $1.8 million or 15.4% to $10.0 million for the second quarter of 2013 from $11.9 million in the second quarter of 2012.  The decrease in net interest expense in the second quarter of 2013 was primarily attributable to the refinancing of our long-term debt, including our issuance of the 4.625% senior notes, our repurchase of our 7.625% senior notes, and our repayment of our tranche B term loans.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the second quarter of 2013 includes costs relating to our repurchase of $218.3 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $17.9 million, the write-off of deferred debt financing costs of $7.9 million and the write-off of unamortized discount of $2.6 million.  During the second quarter of 2012, we did not have any loss on extinguishment of debt.

Income Tax Expense.  Income tax expense decreased $8.1 million to an income tax benefit of $0.9 million for the second quarter of 2013 from an income tax expense of $7.2 million for the second quarter of 2012.  Our effective tax rate was 37.3% for the second quarter of 2013 and 31.0% for the second quarter of 2012.  During the second quarter of 2012, a change in the group of states in which we are subject to state income taxes caused a decrease in our blended state tax rate.

First two quarters of 2013 compared to first two quarters of 2012.

Net Sales.  Net sales increased $26.1 million or 8.5% to $332.1 million for the first two quarters of 2013 from $306.0 million for the first two quarters of 2012.  Net sales of the New York Style and Old London brands, which we acquired at the end of October 2012, contributed $22.2 million to the overall increase, and net sales of the TrueNorth brand, which we acquired at the beginning of May 2013, contributed $3.2 million to the overall increase.  Net sales from our base business increased $0.7 million, or 0.2%, attributable to a unit volume increase of $1.2 million, partially offset by a net price decrease $0.5 million.

Net sales of our Cream of Wheat, Ortega and Crock Pot seasoning mix products increased by $1.1 million, $0.8 million and $0.8 million or 3.5%, 1.3% and over 100.0%, respectively.  These increases were offset by a reduction in net sales of our B&G products of $1.5 million or 9.6%.  In the aggregate, net sales for all other brands decreased $0.5 million, or 0.2%.

Gross Profit.  Gross profit increased $5.9 million or 5.5% to $114.5 million for the first two quarters of 2013 from $108.6 million for the first two quarters of 2012.  Gross profit expressed as a percentage of net sales decreased 1.0 percentage point to 34.5% in the first two quarters of 2013 from 35.5% in the first two quarters of 2012.  The decrease in gross profit expressed as a percentage of net sales was primarily attributable to the effect of the New York Style and Old London acquisition and the TrueNorth acquisition, a net price decrease of $0.5 million and a sales mix shift to lower margin products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.6 million or 8.2% to $33.8 million for the first two quarters of 2013 from $31.3 million for the first two quarters of 2012.  The increase is due to increases in selling expenses of $1.7 million, acquisition-related transaction costs of $0.5 million, warehousing expenses of $0.5 million, partially offset by a decrease in other expenses of $0.1 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses remained consistent at 10.2% for the first two quarters of 2013 and 2012.

Amortization Expense.  Amortization expense increased $0.2 million to $4.2 million for the first two quarters of 2013 from $4.0 million for the first two quarters of 2012.

Operating Income.  As a result of the foregoing, operating income increased $3.2 million or 4.4% to $76.5 million for the first two quarters of 2013 from $73.3 million for the first two quarters of 2012.  Operating income expressed as a percentage of net sales decreased to 23.0% in the first two quarters of 2013 from 23.9% in the first two quarters of 2012.

Net Interest Expense.  Net interest expense decreased $4.0 million or 17.0% to $19.8 million for the first two quarters of 2013 from $23.9 million in the first two quarters of 2012.  The decrease in net interest expense in the first two quarters of 2013 was primarily attributable to the refinancing of our long-term debt, including our issuance of the 4.625% senior notes, our repurchase of our 7.625% senior notes and our repayment of our tranche B term loans.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first two quarters of 2013 includes costs relating to our repurchase of $218.3 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $17.9 million, the write-off of deferred debt financing costs of $7.9 million and the write-off of unamortized discount of $2.6 million.  During the first two quarters of 2012, we did not have any loss on extinguishment of debt.

Income Tax Expense.  Income tax expense decreased $6.6 million to $10.0 million for the first two quarters of 2013 from $16.6 million for the first two quarters of 2012.  Our effective tax rate was 35.4% for the first two quarters of 2013 and 33.6% for the first two quarters of 2012.  The effective tax rate for 2012 was impacted by decreases in our blended state tax rate.  During the second quarter of 2012, a change in the group of states in which we are subject to state income taxes caused a decrease in our blended state tax rate, resulting in a deferred tax benefit of $0.9 million.

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

Cash Flows.  Net cash provided by operating activities decreased $0.1 million to $41.7 million for the first two quarters of 2013 from $41.8 million for the first two quarters of 2012.  The $0.1 million decrease in net cash provided by operating activities for the first two quarters of 2013 as compared to the first two quarters of 2012 is attributable to an increase in net income (after adjustments to reconcile net income to net cash provided by operating activities) of $19.3 million, offset by an increase in cash used for assets and liabilities, net of effects of businesses acquired, of $19.4 million.  The increase in cash used for assets and liabilities, net of effects of businesses acquired, was primarily attributable to the $6.4 million decrease in cash provided by trade accounts receivable, $3.0 million increase in cash used for prepaid expenses and other current assets, and the $6.3 million increase in cash used for accrued expenses, which was primarily attributable to our early payment of $6.4 million of interest in connection with the repurchase of 7.625% senior notes. All other assets and liabilities generated a $3.7 million net decrease in cash.

Net cash used in investing activities for the first two quarters of 2013 increased $13.6 million to $19.1 million from $5.5 million for the first two quarters of 2012.  The increase was attributable to the TrueNorth acquisition partially offset by a decrease in capital spending.  Capital expenditures in the first two quarters of 2013 and 2012 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash provided by financing activities for the first two quarters of 2013 was $160.6 million.  Net cash used in financing activities for the first two quarters of 2012 was $31.6 million.  The change of $192.2 million was primarily attributable to the refinancing of our long-term debt, including our issuance of the

4.625% senior notes, our repurchase of our 7.625% senior notes, and our repayment of our tranche B term loans.

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

For the first two quarters of 2013 and 2012, we had cash flows provided by operating activities of $41.7 million and $41.8 million, and distributed $30.6 million and $24.0 million, respectively, as dividends. Beginning with the quarterly dividend declared on July 25, 2013 and payable on October 30, 2013, our board of directors increased the current dividend rate to $0.32 per share per quarter (or $1.28 per share per annum). We expect our aggregate dividend payments in fiscal 2013 to be approximately $62.8 million.

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

Debt

Senior Secured Credit Agreement.  At June 29, 2013, $135.0 million of tranche A term loans were outstanding and no revolving loans were outstanding under our senior secured credit agreement.  We used a portion of the proceeds of the issuance of the 4.625% senior notes described below to repay all $222.2 million of tranche B term loans then outstanding on June 4, 2013.  At June 29, 2013, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $199.5 million.  The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

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

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio.  At the end of the second quarter of 2013, the tranche A term loan interest rate was 2.94535%.

On July 3, 2013, we amended the credit agreement to, among other things increase the revolving credit facility commitment from $200 million to $300 million and increase the maximum permissible consolidated leverage ratio.  Following the amendment and the closing of the Pirate Brands acquisition, the available borrowing capacity under our revolving credit facility is $254.5 million as of the date of this report.  For further information regarding our senior secured credit agreement, including a description of optional and mandatory prepayment terms, financial and restrictive covenants, and the recent amendment to the credit agreement, see Note 5, “Long-term Debt” and Note 14, “Subsequent Events,” to our consolidated financial statements in Part I, Item 1 of this report.

4.625% Senior Notes due 2021.  On June 4, 2013, we issued $700.00 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value.  We used the net proceeds from the issuance of the 4.625% senior notes to purchase or redeem all $248.5 million principal amount of our then existing 7.625% senior notes due 2018, to repay $222.2 million principal amount of tranche B term loans and approximately $40.0 million principal amount of revolving loans under our credit agreement, and to pay related premiums, fees and expenses.  We used the remaining net proceeds for the Pirate Brands acquisition.

Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year, commencing December 1, 2013.  The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 4.625% senior notes as described in Note 5 to our consolidated financial statements.  We may also, from time to time, seek to retire the 4.625% senior notes through cash repurchases of the 4.625% senior notes and/or exchanges of the 4.625% senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  See Note 5 to our consolidated financial statements for a more detailed description of the 4.625% senior notes.

Future Capital Needs

On June 29, 2013, our total long-term debt of $864.6 million, net of our cash and cash equivalents of $202.4 million, was $662.2 million.  Stockholders’ equity as of that date was $348.5 million.

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

We expect to make capital expenditures of approximately $13.0 to $14.0 million in the aggregate during fiscal 2013, $4.6 million of which were made during the first two quarters.

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

Inflation

We expect a minimal cost decrease for raw materials in the market place during 2013.  We expect, however, to continue to manage the risk of inflation by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and if necessary, by raising prices.  We are currently locked into pricing and supply for substantially all of our major commodities, other than maple syrup, through 2013 at a cost decrease of approximately $1.0 million.  During 2012 and 2011, through sales price increases and cost saving efforts we have been more than able to offset the impact of recent commodity and transportation cost increases.  However, to the extent we are unable to offset any future cost increases, our operating results will be negatively impacted.

Contingencies

See Note 9, “Commitments and Contingencies” and Note 14, “Subsequent Events — Legal Proceedings” to our consolidated financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of June 29, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2012 Annual Report on Form 10-K, except as described in Note 5, “Long-term Debt” and Note 14, “Subsequent Events” to our consolidated financial statements in Part I, Item 1 of this report.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At June 29, 2013, we had $730.2 million of fixed rate debt and $135.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at June 29, 2013, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $1.3 million.

The carrying values and fair values of our revolving credit loan borrowings, term loan borrowings and senior notes as of June 29, 2013 and December 29, 2012 are as follows (in thousands):

	June 29, 2013				December 29, 2012
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	—		—		25,000		25,000	(1)
Tranche A Term Loans due 2016	134,547	(2)	135,000	(1)	143,830	(2)	144,375	(1)
Tranche B Term Loans due 2018	—		—		221,504	(2)	226,662	(1)
7.625% Senior Notes due 2018	30,075	(2)	30,199	(1)	247,355	(2)	269,001	(3)
4.625% Senior Notes due 2021	700,000	(2)	672,000	(3)	—		—

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans, tranche B term loans, 7.625% senior notes and 4.625% senior notes are net of discount.  At June 29, 2013, the face amounts of the tranche A term loans, 7.625% senior notes and 4.625% senior notes were $135.0 million, $30.2 million and $700.0 million, respectively.  At December 29, 2012, the face amounts of the tranche A term loans, tranche B term loans and 7.625% senior notes were $144.4 million, $223.3 million and $248.5 million, respectively.

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

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first two quarters of 2013, our net sales to foreign countries represented approximately 3.2% of our total net sales.  During the first two quarters of 2012, our net sales to foreign countries represented approximately 3.4% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase the majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

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

PART II

OTHER INFORMATION

Item 1.         Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Notes 9 and 14 of Notes to Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 25, 2013	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)