Form 10-Q
period 2013-09-28
B&G Foods, Inc.
filed 2013-10-25
CIK 1278027

As filed with the Securities and Exchange Commission on October 25, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2013

or

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

As of October 25, 2013, the registrant had 53,445,910 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 28, 2013	December 29, 2012

Assets

Current assets:
Cash and cash equivalents	$12,299	$19,219
Trade accounts receivable, net	56,946	43,357
Inventories	109,965	89,757
Prepaid expenses and other current assets	6,495	5,326
Income tax receivable	5,020	4,262
Deferred income taxes	2,111	2,175
Total current assets	192,836	164,096

Property, plant and equipment, net of accumulated depreciation of $110,948 and $100,625	108,078	104,746
Goodwill	296,910	267,940
Other intangibles, net	803,488	637,196
Other assets	19,529	17,990
Total assets	$1,420,841	$1,191,968

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$25,369	$25,050
Accrued expenses	27,600	23,610
Current portion of long-term debt	48,750	40,375
Dividends payable	16,919	15,243
Total current liabilities	118,638	104,278

Long-term debt	815,841	597,314
Other liabilities	4,781	8,038
Deferred income taxes	133,416	121,163
Total liabilities	1,072,676	830,793
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 52,873,364 and 52,560,765 shares issued and outstanding as of September 28, 2013 and December 29, 2012	529	526
Additional paid-in capital	179,965	226,900
Accumulated other comprehensive loss	(10,724)	(11,095)
Retained earnings	178,395	144,844
Total stockholders’ equity	348,165	361,175
Total liabilities and stockholders’ equity	$1,420,841	$1,191,968

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

Net sales	$181,350	$154,155	$513,426	$460,106
Cost of goods sold	120,084	98,876	337,651	296,246
Gross profit	61,266	55,279	175,775	163,860

Operating expenses:
Selling, general and administrative expenses	21,271	14,937	55,097	46,206
Amortization expense	2,385	2,022	6,608	6,067
Operating income	37,610	38,320	114,070	111,587

Other expenses:
Interest expense, net	11,097	11,994	30,900	35,845
Loss on extinguishment of debt	2,813	—	31,291	—
Income before income tax expense	23,700	26,326	51,879	75,742
Income tax expense	8,350	9,429	18,328	26,041
Net income	$15,350	$16,897	$33,551	$49,701

Weighted average shares outstanding:
Basic	52,873	48,387	52,817	48,267
Diluted	53,120	48,743	52,975	48,597

Earnings per share:
Basic	$0.29	$0.35	$0.64	$1.03
Diluted	$0.29	$0.35	$0.63	$1.02

Cash dividends declared per share	$0.32	$0.27	$0.90	$0.81

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income	$15,350	$16,897	$33,551	$49,701

Other comprehensive income:
Foreign currency translation adjustments	34	36	(28)	26
Amortization of unrecognized prior service cost and pension deferrals, net of tax	116	162	399	401
Other comprehensive income	150	198	371	427
Comprehensive income	$15,500	$17,095	$33,922	$50,128

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012

Cash flows from operating activities:
Net income	$33,551	$49,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,002	13,443
Amortization of deferred debt financing costs and bond discount	3,318	3,771
Deferred income taxes	12,063	10,967
Share-based compensation expense	3,269	2,900
Loss on extinguishment of debt	31,291	—
Excess tax benefits from share-based compensation	(4,192)	(8,031)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(9,451)	(1,648)
Inventories	(15,969)	(22,002)
Prepaid expenses and other current assets	(1,159)	1,828
Income tax receivable	3,434	7,177
Other assets	(223)	(63)
Trade accounts payable	(3,463)	4,881
Accrued expenses	2,096	(7,545)
Other liabilities	(2,674)	(1,883)
Net cash provided by operating activities	68,893	53,496

Cash flows from investing activities:
Capital expenditures	(8,418)	(7,660)
Payments for acquisition of businesses	(209,905)	(150)
Net cash used in investing activities	(218,323)	(7,810)

Cash flows from financing activities:
Repayments of long-term debt	(501,404)	(7,312)
Proceeds from issuance of long-term debt	700,000	—
Repayments of borrowings under revolving credit facility	(60,000)	—
Borrowings under revolving credit facility	65,000	—
Dividends paid	(45,905)	(37,096)
Excess tax benefits from share-based compensation	4,192	8,031
Debt financing costs	(12,549)	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(6,812)	(10,696)
Net cash provided by (used in) financing activities	142,522	(47,073)

Effect of exchange rate fluctuations on cash and cash equivalents	(12)	(1)
Net decrease in cash and cash equivalents	(6,920)	(1,388)

Cash and cash equivalents at beginning of period	19,219	16,738
Cash and cash equivalents at end of period	$12,299	$15,350

Supplemental disclosures of cash flow information:
Cash interest payments	$26,110	$38,742
Cash income tax payments	$2,834	$7,896
Non-cash transactions:
Dividends declared and not yet paid	$16,919	$13,065

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality, shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril’s, Grandma’s Molasses, JJ Flats, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, Old London, Original Tings, New York Style, Ortega, Pirate’s Booty, Polaner, Red Devil, Regina, Sa-són, Sclafani, Smart Puffs, Sugar Twin, Trappey’s, TrueNorth, Underwood, Vermont Maid and Wright’s. We also sell and distribute two branded household products, Static Guard and Kleen Guard.  We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

On July 8, 2013, we completed the acquisition of Pirate Brands, LLC, the maker of the Pirate’s Booty, Smarts Puffs and Original Tings brands, from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals for a purchase price of $195.4 million in cash.  We refer to this acquisition as the “Pirate Brands acquisition.”

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

The following table sets forth the preliminary allocation of the Pirate Brands acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to accounts receivable acquired and liabilities assumed.  We anticipate completing the purchase price allocation during the fourth quarter of fiscal 2013.

Pirate Brands Acquisition (dollars in thousands):

Trademarks — indefinite life intangible assets	$152,900
Goodwill	28,687
Customer relationship intangibles — amortizable intangible assets	11,400
Inventory	3,298
Other working capital	(868)
Total	$195,417

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the third quarter and first three quarters of 2013 and 2012 presents our operations as if the Pirate Brands acquisition had occurred as of the beginning of the first quarter of 2012. In addition to including the results of operations of the Pirate Brands acquisition, the pro forma information gives effect to the interest on additional borrowings and amortization of customer relationship intangibles. On an actual basis, Pirate Brands contributed $16.5 million of net sales for the third quarter and for the first three quarters of 2013.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(dollars in thousands)
Net sales	$182,353	$171,730	$555,948	$510,746
Net income	15,247	16,227	32,065	46,079
Basic earnings per share	$0.29	$0.34	$0.61	$0.95
Diluted earnings per share	$0.29	$0.33	$0.61	$0.95

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Pirate Brands acquisition had occurred as of the beginning of the first quarter of fiscal 2012 and is not intended to be a projection of future results.

The New York Style and Old London acquisition and the TrueNorth acquisition were not individually or in the aggregate material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

See Note 14, “Subsequent Events.”

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 28, 2013 (third quarter and first three quarters of 2013) and September 29, 2012 (third quarter and first three quarters of 2012) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 28, 2013, the results of our operations and comprehensive income for the third quarter and first three quarters of 2013 and 2012, and cash flows for the first three quarters of 2013 and 2012.  Our results of operations for the third quarter and first three quarters of 2013 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for fiscal 2012 included in our Annual Report on Form 10-K for fiscal 2012 filed with the SEC on February 26, 2013.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	September 28, 2013	December 29, 2012
Raw materials and packaging	$36,034	$19,828
Work in process	—	435
Finished goods	73,931	69,494

Total	$109,965	$89,757

(4)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of September 28, 2013			As of December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Trademarks	$6,800	$189	$6,611	$—	$—	$—
Customer relationships	178,540	46,663	131,877	165,340	40,244	125,096
	$185,340	$46,852	$138,488	$165,340	$40,244	$125,096

Unamortizable Intangible Assets
Goodwill	$296,910			$267,940
Trademarks	$665,000			$512,100

Note:  The increases in carrying amounts are attributable to both the TrueNorth acquisition and Pirate Brands acquisition.

Amortization associated with trademarks for the third quarter and first three quarters of 2013 was $0.1 and $0.2 million, respectively, and is recorded in operating expenses.  We did not have amortization expense

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)                                 Goodwill and Other Intangible Assets (Continued)

associated with trademarks for the third quarter or first three quarters of 2012.  We expect to recognize an additional $0.1 million of amortization expense associated with our amortizable trademarks during the remainder of fiscal 2013, and thereafter $0.5 million per year for each of the next four fiscal years.

Amortization expense associated with customer relationship intangibles for the third quarter and first three quarters of 2013 was $2.3 million and $6.4 million, respectively, and is recorded in operating expenses.  Amortization expense associated with customer relationship and other intangible assets for the third quarter and first three quarters of 2012 was $2.0 million and $6.1 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $2.2 million of amortization expense associated with our customer relationship intangibles during the remainder of fiscal 2013, and thereafter $9.0 million per year for each of the next four fiscal years.

(5)                                 Long-term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	September 28, 2013	December 29, 2012

Senior secured credit agreement:
Revolving credit facility	$30,000	$25,000
Tranche A term loans due 2016	135,000	144,375
Tranche B term loans due 2018	—	223,313
7.625% senior notes due 2018	—	248,500
4.625% senior notes due 2021	700,000	—
Unamortized discount	(409)	(3,499)
Total long-term debt, net of unamortized discount	864,591	637,689
Current portion of long-term debt	(48,750)	(40,375)
Long-term debt, net of unamortized discount and excluding current portion	$815,841	$597,314

As of September 28, 2013, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2013	$3,750
2014	26,250
2015	22,500
2016*	112,500
2017	—
Thereafter	700,000
Total	$865,000

*           As of the date of issuance of the accompanying unaudited consolidated interim financial statements we have $70.0 million of revolving loans outstanding.  Included in fiscal 2016 is $30.0 million of revolving loans that were outstanding as of September 28, 2013.  The revolving loans mature in 2016.  However, because we expect to reduce our revolving loan borrowings by at least $30.0 million during the remainder of 2013, $30.0 million is reflected in the accompanying unaudited interim consolidated balance sheet within current portion of long-term debt.

Senior Secured Credit Agreement.  At September 28, 2013, $135.0 million of tranche A term loans were outstanding and $30.0 million of revolving loans were outstanding under our senior secured credit

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-Term Debt (Continued)

agreement.  We used a portion of the proceeds of the issuance of the 4.625% senior notes described below to repay all $222.2 million of tranche B term loans then outstanding on June 4, 2013.

On July 3, 2013, we amended our credit agreement.  The amendment, among other things: (i) increased the revolving credit facility commitment of our lenders from $200 million to $300 million; and (ii) increased the maximum permissible consolidated leverage ratio from 6.00 to 1.00 to 7.00 to 1.00 for the second quarter of 2013 through the fourth quarter of 2014; 6.75 to 1.00 for the first quarter of 2015 through the fourth quarter of 2015; and 6.50 to 1.00 for the first quarter of 2016 and thereafter.  At September 28, 2013, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $269.5 million.  Proceeds of the revolving credit facility are restricted for use solely for general corporate purposes and acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans.

The tranche A term loans are subject to principal amortization.  $5.6 million was due and paid in fiscal 2012.  $13.1 million is due and payable in fiscal 2013, of which $9.4 million has been paid to date, $26.3 million is due and payable in fiscal 2014 and $22.5 million is due and payable in fiscal 2015.  The balance of all borrowings under the tranche A term loan facility, or $82.5 million, is due and payable at maturity on November 30, 2016.  The revolving credit facility matures on November 30, 2016.

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

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio.  At the end of the third quarter of 2013, the tranche A term loan interest rate was approximately 3.18%.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-Term Debt (Continued)

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement.  Our consolidated leverage ratio (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) may not exceed 7.00 to 1.00 for the second quarter of 2013 through the fourth quarter of 2014; 6.75 to 1.00 for the first quarter of 2015 through the fourth quarter of 2015; and 6.50 to 1.00 for the first quarter of 2016 and thereafter.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of September 28, 2013, we were in compliance with all of the covenants in the credit agreement.

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

On or after June 1, 2016, we may redeem some or all of the 4.625% senior notes at a redemption price of 103.469% beginning June 1, 2016 and thereafter at prices declining annually to 100% on or after June 1, 2019, in each case plus accrued and unpaid interest to the date of redemption.  We may redeem up to 35% of the aggregate principal amount of the 4.625% senior notes prior to June 1, 2016 with the net proceeds from certain equity offerings at a redemption price of 104.625% plus accrued and unpaid interest to the date of redemption.  We may also redeem some or all of the 4.625% senior notes at any time prior to June 1, 2016 at a redemption price equal to the make-whole amount set forth in the indenture governing the 4.625% senior notes.  In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 4.625% senior notes at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

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

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of September 28, 2013, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

7.625% Senior Notes due 2018.  In June 2013, we repurchased $218.3 million aggregate principal amount of our outstanding 7.625% senior notes due 2018 with a portion of the proceeds of our public offering of 4.625% senior notes at a weighted average repurchase price of 108.09% of such principal amount plus accrued and unpaid interest to the date of repurchase, and set aside sufficient proceeds of the offering to redeem the remaining 7.625% senior notes.  In July 2013, we redeemed all $30.2 million aggregate principal amount of 7.625% senior notes that remained outstanding as of such date at a redemption price of 107.499% of such principal amount, plus accrued and unpaid interest to the date of redemption.

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

Deferred Debt Financing Costs.  During the third quarter of 2013, we wrote-off and expensed $0.4 million of deferred debt financing costs relating to the repayment of $30.2 million aggregate principal amount of our 7.625% senior notes.  During the third quarter of 2013, we also capitalized $0.3 million of debt financing costs in connection with an amendment to our credit facility, which will be amortized over the remainder of the five year scheduled term of our revolving credit facility.  During the second quarter of 2013, we wrote-off and expensed $4.9 million and $3.0 million of deferred debt financing costs relating to the repayment of $222.2 million aggregate principal amount of our tranche B term loans and the repurchase of $218.3 million aggregate principal amount of our 7.625% senior notes.  During the second quarter of 2013, we also capitalized $12.2 million of debt financing costs, which will be amortized over the eight year scheduled term of the 4.625% senior notes.  As of September 28, 2013 and December 29, 2012 we had net deferred debt financing costs of $18.4 million and $17.5 million, respectively, included in other assets in the accompanying consolidated balance sheets.

Loss on Extinguishment of Debt.  During the third quarter of 2013, we incurred a loss on extinguishment of debt of $2.8 million in connection with the repayment of $30.2 million aggregate principal amount of our 7.625% notes.  The loss on extinguishment includes the repurchase premium and other expenses of $2.3 million, the write-off of deferred debt financing costs of $0.4 million and the write-off of unamortized discount of $0.1 million.  During the second quarter of 2013, we incurred a loss on extinguishment of debt of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-Term Debt (Continued)

$28.4 million in connection with the repayment of $222.2 million aggregate principal amount of tranche B term loans and the repurchase of $218.3 million aggregate principal amount of our 7.625% senior notes.  The loss on extinguishment includes the repurchase premium and other expenses of $17.9 million, the write-off of deferred debt financing costs of $7.9 million and the write-off of unamortized discount of $2.6 million.

Accrued Interest.  At September 28, 2013 and December 29, 2012 accrued interest of $11.3 million and $9.9 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loan borrowings, term loan borrowings and senior notes as of September 28, 2013 and December 29, 2012 are as follows (in thousands):

	September 28, 2013				December 29, 2012
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	30,000		30,000	(1)	25,000		25,000	(1)
Tranche A Term Loans due 2016	134,591	(2)	135,000	(1)	143,830	(2)	144,375	(1)
Tranche B Term Loans due 2018	—		—		221,504	(2)	226,662	(1)
7.625% Senior Notes due 2018	—		—		247,355	(2)	269,001	(3)
4.625% Senior Notes due 2021	700,000		668,500	(3)	—		—

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)           Fair Value Measurements (Continued)

(1)   Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)   The carrying values of the tranche A term loans, tranche B term loans and 7.625% senior notes are net of discount.  At September 28, 2013, the face amount of the tranche A term loans was $135.0 million.  At December 29, 2012, the face amounts of the tranche A term loans, tranche B term loans and 7.625% senior notes were $144.4 million, $223.3 million and $248.5 million, respectively.

(3)   Fair values are estimated based on quoted market prices.

(7)           Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss for the third quarter and first three quarters of 2013 are as follows (in thousands):

	Amount Reclassified From AOCL
Details about AOCL Components	Thirteen Weeks Ended September 28, 2013	Thirty-Nine Weeks Ended September 28, 2013	Affected Line Item in the Statement Where Net Income (loss) is Presented
Defined benefit pension plan items
Amortization of prior service cost	$11	$33	See (1) below
Amortization of unrecognized loss	195	619	See (1) below
	206	652	Total before tax
	(90)	(253)	Income tax expense
Total reclassification	$116	$399	Net of tax

(1)   These items are included in the computation of net periodic pension cost.  See Note 8, “Pension Benefits” for additional information.

Changes in accumulated other comprehensive loss as of September 28, 2013 is as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total

Beginning balance	$(11,036)	$(59)	$(11,095)
Other comprehensive loss before reclassifications	—	(28)	(28)
Amounts reclassified from AOCL	399	—	399
Net current period other comprehensive income (loss)	399	(28)	371
Ending balance	$(10,637)	$(87)	$(10,724)

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)                                 Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension costs for company sponsored defined benefit pension plans for the third quarter and first three quarters of 2013 and 2012 include the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Service cost—benefits earned during the period	$792	$602	$2,493	$1,790
Interest cost on projected benefit obligation	528	512	1,583	1,524
Expected return on plan assets	(913)	(734)	(2,722)	(2,184)
Amortization of unrecognized prior service cost	11	11	33	33
Amortization of unrecognized loss	195	244	619	678
Net periodic pension cost	$613	$635	$2,006	$1,841

During the first three quarters of 2013, we made $4.8 million of defined benefit pension plan contributions.  We do not plan to make additional contributions during the remainder of fiscal 2013.

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

In April 2012, we were notified that for the plan year ended December 31, 2011, the plan was not in endangered or critical status as of the most recent annual period, no surcharge was imposed at that time, and the plan was classified in the Green Zone.  We were also notified that for the plan year beginning January 1, 2012, the plan was in critical status and classified in the Red Zone.  As of the date of issuance of the accompanying unaudited consolidated interim financial statements, the plan remains in critical status.  The law requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation.  The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement.  A 5% surcharge payable on hours worked on and after June 1, 2012 until December 31, 2012 was charged for plan year 2012, the initial critical year.  A 10% surcharge payable on hours worked on and after January 1, 2013 will be applicable for each succeeding plan year that the plan is in critical status until we agree to a collective bargaining agreement that implements a rehabilitation plan. We made contributions to the plan of $1.0 million for fiscal 2012. These contributions represented less than five percent of total contributions made to the plan.  In fiscal 2012, we paid less than $0.1 million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2013 assuming consistent hours are worked.

(9)                                 Commitments and Contingencies

Operating Leases.  As of September 28, 2013, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Commitments and Contingencies (Continued)

Fiscal year ending:	Third Parties
2013	$1,366
2014	3,500
2015	3,025
2016	3,066
2017	720
Thereafter	1,606
Total	$13,283

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

Pirate Brands has been named as a defendant in six duplicative putative class actions, two of which were filed prior to our ownership of Pirate Brands.  The cases allege that Pirate Brands’ products are improperly labeled as “natural” because they contain “genetically modified” and processed ingredients.  The first case was filed in December 2012 in New York.  A duplicative case was then filed in February 2013 in California, which has been transferred to New York.  Identical actions were then filed in July 2013 in Florida, Washington, California and New Jersey.  Pirate Brands was successful in its efforts to have all six cases transferred to New York to be consolidated into a single proceeding.  No discovery has commenced in any of the cases, and a motion to dismiss the claims is pending.  Based upon information currently available, we do not believe the ultimate resolution of these actions will have a material adverse effect on B&G Foods’ consolidated financial position, results of operations or liquidity.

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first three quarters of 2013 or 2012 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of September 28, 2013, approximately 334 of our 1,012 employees, or 33.0%, were covered by collective bargaining agreements, of which 48 were covered by a collective bargaining agreement expiring within the next 12 months.  Our collective bargaining agreement with the Local 863 International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America that covers certain employees at our Roseland, New Jersey manufacturing facility is scheduled to expire on March 31, 2014.  We expect to begin negotiations for a new collective bargaining agreement during the fourth quarter of 2013 or the first quarter of 2014.  While we believe that our relations with our union employees are good, we cannot be certain that we will be able to negotiate the Roseland, New Jersey collective bargaining agreement on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages.  At this time, however, management does not expect the outcome of these negotiations to have a

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Commitments and Contingencies (Continued)

material adverse effect on our business, financial condition or results of operations.  None of our other collective bargaining agreements is scheduled to expire within one year.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Weighted average shares outstanding:
Basic	52,873,364	48,387,225	52,817,048	48,267,133
Net effect of potentially dilutive share-based compensation awards	247,028	355,937	158,031	330,032
Diluted	53,120,392	48,743,162	52,975,079	48,597,165

(11)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 48.9% and 51.3% of consolidated net sales for the first three quarters of 2013 and 2012, respectively.  Our top ten customers accounted for approximately 48.2% and 50.2% of our receivables as of September 28, 2013 and December 29, 2012, respectively.  Other than Wal-Mart, which accounted for 18.6% and 19.8% of our consolidated net sales for the first three quarters of 2013 and 2012, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2013 or 2012.  Other than Wal-Mart, which accounted for 13.3% and 14.9% of our consolidated receivables as of September 28, 2013 and December 29, 2012, respectively, no single customer accounted for more than 10.0% of our consolidated receivables.  As of September 28, 2013, we do not believe we have any significant concentration of credit risk with respect to our trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                          Business and Credit Concentrations and Geographic Information (Continued)

During the first three quarters of 2013 and 2012, our sales to foreign countries represented approximately 3.2% and 2.4%, of net sales.  Our foreign sales are primarily to customers in Canada.

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

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards, non-employee director stock grants and other share based compensation) during the third quarter and first three quarters of 2013 and 2012 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Consolidated Statements of Operations Location	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Compensation expense included in cost of goods sold	$282	$199	$716	$567
Compensation expense included in selling, general and administrative expenses	827	672	2,553	2,333
Total compensation expense for share-based payments	$1,109	$871	$3,269	$2,900

As of September 28, 2013, there was $4.3 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 2.25 years.

The following table details the activity in our non-vested performance share long-term incentive awards for the first three quarters of 2013:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2013	1,012,729	(1)	$10.83
Granted	116,048	(1)	$28.24
Vested	(512,885)		$7.29
Forfeited	(2,004)		$20.34
End of first three quarters of 2013	613,888	(1)	$17.04

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)                          Share-Based Payments (Continued)

The following table details the number of shares of common stock issued by our company during the third quarter and first three quarters of 2013 and 2012 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share based compensation:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Number of performance shares vested	—	—	512,885	1,124,205
Shares withheld to fund statutory minimum tax withholding	—	—	214,878	463,942
Shares of common stock issued for performance share long-term incentive awards	—	—	298,007	660,263
Shares of common stock issued to non-employee directors for annual equity grants	—	—	14,592	17,436
Shares of common stock issued for other share based compensation, net of shares withheld to fund statutory minimum tax withholding	—	—	—	9,394
Total shares of common stock issued	—	—	312,599	687,093
Excess tax benefit recorded to additional paid in capital	$(6)	$43	$4,192	$8,031

(13)                          Income Taxes

During the second quarter of 2012, a change in the group of states in which we are subject to state income taxes caused a decrease in our blended state tax rate, resulting in a deferred tax benefit of $0.9 million.

(14)                          Subsequent Events

Rickland Orchards Acquisition.  On October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC for a purchase price of approximately $57.5 million (subject to a post-closing working capital adjustment), of which approximately $37.4 million was paid in cash and approximately $20.1 million was paid in shares of our common stock.  Natural Instincts will also be entitled to earn-out payments if certain performance goals are achieved.  We paid the cash portion of the purchase price for the acquisition and will pay related fees and expenses from borrowings under our revolving credit facility.  Following the closing of the acquisition and as of the date of issuance of the accompanying unaudited interim consolidated financial statements, the available borrowing capacity under our revolving credit facility is $229.5 million.  The primary assets of the acquired business include intellectual property, business and customer information and inventory.  Due to the relatively short time from the date of acquisition to the completion of the accompanying unaudited interim consolidated financial statements, the initial accounting for the acquisition, including our preliminary evaluation of the fair value for certain significant assets and liabilities, including goodwill and intangibles, is not complete.  The goodwill and other intangible assets recognized are expected to be deductible for tax purposes.  We will provide the preliminary purchase price allocation with our Annual Report on Form 10-K for fiscal 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 28, 2013 (third quarter and first three quarters of 2013) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2012 (fiscal 2012) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2013 (which we refer to as our 2012 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 35 brands into our company.  Most recently, on October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC.  On July 8, 2013, we acquired Pirate Brands, LLC, including the Pirate’s Booty, Smart Puffs and Original Tings brands, from a group of private sellers.  On May 7, 2013, we acquired the TrueNorth nut cluster brand from DeMet’s Candy Company.  And on October 31, 2012, we acquired the New York Style, Old London, JJ Flats and Devonsheer brands from Chipita America, Inc.  We refer to these acquisitions in this report as the “Rickland Orchards acquisition,” “Pirate Brands acquisition,” “TrueNorth acquisition” and “New York Style and Old London acquisition,” respectively.  The Pirate Brands acquisition, the TrueNorth acquisition and the New York Style and Old London acquisition have been, and the Rickland Orchards acquisition will be, accounted for using the acquisition method of accounting and, accordingly, the assets acquired and results of operations of the acquired business are included (or in the case of the Rickland Orchards acquisition, will be included beginning with the fourth quarter of 2013) in our consolidated financial statements from the dates of acquisition.  These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

We expect minimal cost decreases for raw materials in the marketplace during the remainder of 2013 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through 2013 at a cost decrease of approximately $1.0 million.  During fiscal 2012, we had cost increases (net of cost savings) for raw materials of less than 2% of cost of goods sold, which were more than offset by our sales price increases.  To the extent we are unable to avoid or offset any future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to further decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2013 and 2012 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.2%	64.1%	65.8%	64.4%
Gross profit	33.8%	35.9%	34.2%	35.6%

Selling, general and administrative expenses	11.7%	9.7%	10.7%	10.0%
Amortization expense	1.3%	1.3%	1.3%	1.3%
Operating income	20.8%	24.9%	22.2%	24.3%

Loss on extinguishment of debt	1.6%	—	6.1%	—
Interest expense, net	6.1%	7.8%	6.0%	7.8%
Income before income tax expense	13.1%	17.1%	10.1%	16.5%

Income tax expense	4.6%	6.1%	3.6%	5.7%
Net income	8.5%	11.0%	6.5%	10.8%

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

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses.  Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, warehousing costs, information technology and communication costs, office rent, utilities, supplies, professional services and other general corporate expenses.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of 2013 and 2012 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income	$15,350	$16,897	$33,551	$49,701
Income tax expense	8,350	9,429	18,328	26,041
Interest expense, net	11,097	11,994	30,900	35,845
Depreciation and amortization	5,983	4,529	17,002	13,443
Loss on extinguishment of debt	2,813	—	31,291	—
EBITDA	43,593	42,849	131,072	125,030
Acquisition-related transaction costs	2,399	—	2,933	—
Adjusted EBITDA	45,992	42,849	134,005	125,030
Income tax expense	(8,350)	(9,429)	(18,328)	(26,041)
Interest expense, net	(11,097)	(11,994)	(30,900)	(35,845)
Deferred income taxes	5,869	4,345	12,063	10,967
Amortization of deferred financing costs and bond discount	1,025	1,257	3,318	3,771
Acquisition-related transaction costs	(2,399)	—	(2,933)	—
Share-based compensation expense	1,109	871	3,269	2,900
Excess tax benefits from share-based compensation	6	(43)	(4,192)	(8,031)
Changes in assets and liabilities	(4,938)	(16,160)	(27,409)	(19,255)
Net cash provided by operating activities	$27,217	$11,696	$68,893	$53,496

Third quarter of 2013 compared to the third quarter of 2012.

Net Sales.  Net sales increased $27.2 million, or 17.6%, to $181.4 million for the third quarter of 2013 from $154.2 million for the third quarter of 2012.  Net sales of the Pirate’s Booty, Smart Puffs and Original Tings brands, which we acquired in the Pirate Brands acquisition at the beginning of July 2013, contributed $16.5 million to the overall increase.  Net sales of the New York Style and Old London brands, which we acquired at the end of October 2012, contributed $11.4 million to the overall increase.  And net sales of the TrueNorth brand, which we acquired at the beginning of May 2013, contributed $5.4 million to the overall increase.  Net sales for our base business decreased $6.1 million, or 3.9%, attributable to a net price decrease of $3.5 million and a unit volume decrease of $2.6 million.

Net sales of our Ortega, Mrs. Dash, B&M and Las Palmas products decreased by $1.7 million, $1.6 million, $1.3 million and $1.0 million, or 4.6%, 10.1%, 24.6% and 11.4%, respectively.  In the aggregate, net sales for all other brands decreased $0.5 million or 0.6%.

Gross Profit.  Gross profit increased $6.0 million, or 10.8%, to $61.3 million for the third quarter of 2013 from $55.3 million for the third quarter of 2012.  Gross profit expressed as a percentage of net sales decreased 2.1 percentage points to 33.8% in the third quarter of 2013 from 35.9% in the third quarter of 2012.  The decrease in gross profit expressed as a percentage of net sales was primarily attributable to a net price decrease of $3.5 million and a sales mix shift to lower margin products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $6.3 million, or 42.4%, to $21.3 million for the third quarter of 2013 from $14.9 million for the third quarter of 2012.  This increase was primarily due to increases in consumer marketing and selling expenses of $3.5 million, (of which $1.6 million was due to timing of our planned marketing spending), acquisition-related transaction costs of $2.4 million and other expenses of $0.4 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses increased 2.0 percentage points to 11.7% for the third quarter of 2013 from 9.7% for the third quarter of 2012.

Amortization Expense.  Amortization expense increased $0.4 million, or 18.0%, to $2.4 million for the third quarter of 2013 from $2.0 million for the third quarter of 2012.

Operating Income.  As a result of the foregoing, operating income decreased $0.7 million, or 1.9%, to $37.6 million for the third quarter of 2013 from $38.3 million for the third quarter of 2012.  Operating income expressed as a percentage of net sales decreased to 20.8% in the third quarter of 2013 from 24.9% in the third quarter of 2012.

Net Interest Expense.  Net interest expense decreased $0.9 million, or 7.5%, to $11.1 million for the third quarter of 2013 from $12.0 million in the third quarter of 2012.  The decrease in net interest expense in the third quarter of 2013 was primarily attributable to the refinancing of our long-term debt during the second quarter of 2013, including our issuance of our 4.625% senior notes, our repurchase of our 7.625% senior notes and our repayment of our tranche B term loans.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the third quarter of 2013 includes costs relating to our repurchase of $30.2 million remaining aggregate principal amount of 7.625% senior notes, including the repurchase premium and other expenses of $2.3 million, the write-off of deferred debt financing costs of $0.4 million and the write-off of unamortized discount of $0.1 million.  During the third quarter of 2012, we did not have any loss on extinguishment of debt.

Income Tax Expense.  Income tax expense decreased $1.1 million to $8.3 million for the third quarter of 2013 from $9.4 million for the third quarter of 2012.  Our effective tax rate was 35.2% for the third quarter of 2013 and 35.8% for the third quarter of 2012.

First three quarters of 2013 compared to first three quarters of 2012.

Net Sales.  Net sales increased $53.3 million, or 11.6%, to $513.4 million for the first three quarters of 2013 from $460.1 million for the first three quarters of 2012.  Net sales of the New York Style and Old London brands, which we acquired at the end of October 2012, contributed $33.6 million to the overall increase, net sales of the Pirate’s Booty, Smart Puffs and Original Tings brands, which we acquired at the beginning of July 2013, contributed $16.5 million to the overall increase, and net sales of the TrueNorth brand, which we acquired at the beginning of May 2013, contributed $8.5 million to the overall increase.  Net sales for our base business decreased $5.3 million, or 1.2%, attributable to a net price decrease of $3.9 million, or 0.9%, and a unit volume decrease of $1.4 million, or 0.3%.

Net sales of our newly launched Crock Pot seasoning mixes, and Cream of Wheat and Baker’s Joy products increased by $1.2 million, $1.1 million and $0.8 million or over 100.0%, 2.3% and 20.7%, respectively.  These increases were offset by a reduction in net sales of our B&M, B&G, Mrs. Dash, Ortega, Las Palmas, Polaner and Regina products of $1.9 million, $1.7 million, $1.4 million, $0.8 million, $0.7 million, $0.7 million and $0.6 million, or 9.8%, 7.5%, 3.0%, 0.7%, 3.0%, 2.3% and 8.4%, respectively.  In the aggregate, net sales for all other brands decreased $0.6 million, or 0.4%.

Gross Profit.  Gross profit increased $11.9 million, or 7.3%, to $175.8 million for the first three quarters of 2013 from $163.9 million for the first three quarters of 2012.  Gross profit expressed as a percentage of net sales decreased 1.4 percentage points to 34.2% in the first three quarters of 2013 from 35.6% in the first three quarters of 2012.  The decrease in gross profit expressed as a percentage of net sales was primarily attributable to a net price decrease of $3.9 million and a sales mix shift to lower margin products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.9 million, or 19.2%, to $55.1 million for the first three quarters of 2013 from $46.2 million for the first three quarters of 2012.  The increase was due to increases in consumer marketing and selling expenses of $5.1 million, (of which $2.2 million was due to timing of planned marketing spending), acquisition-related transaction costs of $2.9 million, warehousing expenses of $0.8 million and other expenses of $0.1 million.

Expressed as a percentage of net sales, our selling, general and administrative expenses increased 0.7 percentage points to 10.7% for the first three quarters of 2013 from 10.0% for the first three quarters of 2012.

Amortization Expense.  Amortization expense increased $0.5 million to $6.6 million for the first three quarters of 2013 from $6.1 million for the first three quarters of 2012.

Operating Income.  As a result of the foregoing, operating income increased $2.5 million, or 2.2%, to $114.1 million for the first three quarters of 2013 from $111.6 million for the first three quarters of 2012.  Operating income expressed as a percentage of net sales decreased to 22.2% in the first three quarters of 2013 from 24.3% in the first three quarters of 2012.

Net Interest Expense.  Net interest expense decreased $4.9 million, or 13.8%, to $30.9 million for the first three quarters of 2013 from $35.8 million in the first three quarters of 2012.  The decrease in net interest expense in the first three quarters of 2013 was primarily attributable to the refinancing of our long-term debt, including our issuance of our 4.625% senior notes, our repurchase of our 7.625% senior notes and our repayment of our tranche B term loans.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first three quarters of 2013 includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write-off of deferred debt financing costs of $8.3 million and the write-off of unamortized discount of $2.8 million.  During the first three quarters of 2012, we did not have any loss on extinguishment of debt.

Income Tax Expense.  Income tax expense decreased $7.7 million to $18.3 million for the first three quarters of 2013 from $26.0 million for the first three quarters of 2012.  Our effective tax rate was 35.3% for the first three quarters of 2013 and 34.4% for the first three quarters of 2012.  The effective tax rate for 2012 was impacted by decreases in our blended state tax rate.  During the second quarter of 2012, a change in the group of states in which we are subject to state income taxes caused a decrease in our blended state tax rate, resulting in a deferred tax benefit of $0.9 million.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures and working capital.  See also, “Dividend Policy” and “Commitments and Contractual Obligations” below.  We fund our liquidity requirements, as well as our dividend payments and financing for acquisitions, primarily through cash generated from operations and external sources of financing, including our revolving credit facility.

Cash Flows.  Net cash provided by operating activities increased $15.4 million to $68.9 million for the first three quarters of 2013 from $53.5 million for the first three quarters of 2012.  The $15.4 million increase is attributable to an increase in net income (after non-cash adjustments) of $23.6 million, offset by an increase in cash used for working capital of $8.2 million.  The increase in cash used for working capital was primarily attributable to the $7.8 million decrease in cash provided by trade accounts receivable, $8.3 million increase in cash used for accounts payable, and the $9.6 million decrease in cash used for accrued expenses, which was primarily attributable to the timing of interest payments. All other assets and liabilities generated a $1.7 million net decrease in cash.

Net cash used in investing activities for the first three quarters of 2013 increased $210.5 million to $218.3 million from $7.8 million for the first three quarters of 2012.  The increase was attributable to the TrueNorth and Pirate Brands acquisitions.  Capital expenditures in the first three quarters of 2013 and 2012 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash provided by financing activities for the first three quarters of 2013 was $142.5 million.  Net cash used in financing activities for the first three quarters of 2012 was $47.1 million.  The change of $189.6 million was primarily attributable to the refinancing of our long-term debt, including our issuance of our 4.625% senior notes partially offset by our repurchase of our 7.625% senior notes, and our repayment of our tranche B term loans.

Based on a number of factors, including our trademark, goodwill and other intangible assets amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2012 and 2011 as compared to our tax expense for financial reporting purposes.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2013 through 2028.  If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

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

For the first three quarters of 2013 and 2012, we had cash flows provided by operating activities of $68.9 million and $53.5 million, and distributed $45.9 million and $37.1 million, respectively, as dividends.  Beginning with the quarterly dividend declared on July 25, 2013 and payable on October 30, 2013, our board of directors increased the dividend rate to $0.32 per share per quarter (or $1.28 per share per annum).  We expect our aggregate dividend payments in fiscal 2013 to be approximately $62.8 million. Beginning with the quarterly dividend declared on October 15, 2013 and payable on January 30, 2014, our board of directors again increased the dividend rate, this time to $0.33 per share per quarter (or $1.32 per share per annum).

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

Debt

Senior Secured Credit Agreement.  At September 28, 2013, $135.0 million of tranche A term loans were outstanding and $30.0 million of revolving loans were outstanding under our senior secured credit agreement.  We used a portion of the proceeds of the issuance of the 4.625% senior notes described below to repay all $222.2 million of tranche B term loans then outstanding on June 4, 2013.

At September 28, 2013, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $269.5 million.  The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

The tranche A term loans are subject to principal amortization.  $5.6 million was due and paid in fiscal 2012.  $13.1 million is due and payable in fiscal 2013, of which $9.4 million has been paid to date, $26.3 million is due and payable in fiscal 2014 and $22.5 million is due and payable in fiscal 2015.  The balance of all borrowings under the tranche A term loan facility, or $82.5 million, is due and payable at maturity on November 30, 2016.  The revolving credit facility matures on November 30, 2016.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio.  At the end of the third quarter of 2013, the tranche A term loan interest rate was approximately 3.18%.

On July 3, 2013, we amended the credit agreement to, among other things, increase the revolving credit facility commitment of our lenders from $200 million to $300 million and increase the maximum permissible consolidated leverage ratio.  Following the closing of the Rickland Orchards acquisition and as of the date of this report, the available borrowing capacity under our revolving credit facility is $229.5 million.  For further information regarding our senior secured credit agreement, including a description of optional and mandatory prepayment terms, financial and restrictive covenants, and the July 2013 amendment to the credit agreement, see Note 5, “Long-term Debt,” to our unaudited consolidated financial statements in Part I, Item 1 of this report.

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

Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year, commencing December 1, 2013.  The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 4.625% senior notes as described in Note 5 to our consolidated financial statements.  We may also, from time to time, seek to retire the 4.625% senior notes through cash repurchases of the 4.625% senior notes or exchanges of the 4.625% senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  See Note 5 to our consolidated financial statements for a more detailed description of the 4.625% senior notes.

Future Capital Needs

On September 28, 2013, our total long-term debt was $864.6 million, or $852.3 million net of our cash and cash equivalents of $12.3 million.  Stockholders’ equity as of that date was $348.2 million.

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

We expect to make capital expenditures of approximately $14.0 to $15.0 million in the aggregate during fiscal 2013, $8.4 million of which were made during the first three quarters.

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

Inflation

We expect minimal cost decreases for raw materials in the marketplace during the remainder of 2013 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through 2013 at a cost decrease of approximately $1.0 million.  During fiscal 2012 and 2011, we had cost increases (net of cost savings) for raw materials of less than 2% of cost of goods sold, which were more than offset by our sales price increases.  To the extent we are unable to avoid or offset any future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to further decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

See Note 9, “Commitments and Contingencies” to our unaudited consolidated financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our unaudited consolidated financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of September 28, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first three quarters of 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2012 Annual Report on Form 10-K, except as described in Note 5, “Long-term Debt” to our unaudited consolidated financial statements in Part I, Item 1 of this report.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At September 28, 2013, we had $700.0 million of fixed rate debt and $165.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at September 28, 2013, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $1.7 million.

The carrying values and fair values of our revolving credit loan borrowings, term loan borrowings and senior notes as of September 28, 2013 and December 29, 2012 are as follows (in thousands):

	September 28, 2013				December 29, 2012
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	30,000		30,000	(1)	25,000		25,000	(1)
Tranche A Term Loans due 2016	134,591	(2)	135,000	(1)	143,830	(2)	144,375	(1)
Tranche B Term Loans due 2018	—		—		221,504	(2)	226,662	(1)
7.625% Senior Notes due 2018	—		—		247,355	(2)	269,001	(3)
4.625% Senior Notes due 2021	700,000		668,500	(3)	—		—

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans, tranche B term loans and 7.625% senior notes are net of discount.  At September 28, 2013, the face amount of the tranche A term loans was $135.0 million.  At December 29, 2012, the face amounts of the tranche A term loans, tranche B term loans and 7.625% senior notes were $144.4 million, $223.3 million and $248.5 million, respectively.

(3)         Fair values are estimated based on quoted market prices.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

For more information, see Note 5, “Long-term Debt,” to our unaudited consolidated financial statements in Part I, Item 1 of this report.

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first three quarters of 2013, our net sales to foreign countries represented approximately 3.2% of our total net sales.  During the first three quarters of 2012, our net sales to foreign countries represented approximately 2.4% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase the majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2013	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)