Form 10-K
period 2013-12-28
B&G Foods, Inc.
filed 2014-02-26
CIK 1278027

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

As filed with the Securities and Exchange Commission on February 26, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 28, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are affiliates of the registrant) as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $1,754,329,037 (based on the $34.05 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

         As of February 26, 2014, the registrant had 53,649,687 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Selected designated portions of the registrant's definitive proxy statement to be filed on or before April 28, 2014 in connection with the registrant's 2014 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

PART I

Item 1.    Business.

Overview

        The terms "B&G Foods," "our," "we" and "us," as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended January 2, 2010, January 1, 2011, December 31, 2011, December 29, 2012 and December 28, 2013 as "fiscal 2009," "fiscal 2010," "fiscal 2011," "fiscal 2012" and "fiscal 2013," respectively.

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
November 2011
Acquisition of the Mrs. Dash, Baker's Joy, Sugar Twin, Static Guard, Molly McButter and Kleen Guard brands from Conopco, Inc. dba Unilever United States, Inc., referred to as the "Mrs. Dash acquisition" in the remainder of this document.
October 2012	Acquisition of the New York Style, Devonsheer, JJ Flats and Old London brands from Chipita America, Inc., referred to as the "New York Style acquisition" in the remainder of this document.
May 2013	Acquisition of the TrueNorth brand from DeMet's Candy Company, referred to as the "TrueNorth acquisition" in the remainder of this document.
July 2013
Acquisition of Pirate Brands, LLC, including the Pirate's Booty, Smart Puffs and Original Tings brands from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals, referred to as the "Pirate Brands acquisition" in the remainder of this document.
October 2013	Acquisition of Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC, referred to as the "Rickland Orchards acquisition" in the remainder of this document.

Products and Markets

        The following is a brief description of some of our brands and product lines:

        The Ortega brand has been in existence since 1897; its products span the shelf-stable Mexican food segment including taco shells, tortillas, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products. We continue to expand our product offerings with new products such as Ortega Fiesta Flats flat bottom taco shells, Ortega whole grain corn taco shells and Ortega reduced sodium taco seasoning.

        Pirate Brands, which includes Pirate's Booty, Smart Puffs and Original Tings, originated in 1987 and offers baked, trans fat free and gluten free snacks.

        The Maple Grove Farms of Vermont brand, which originated in 1915, is one of the leading brands of pure maple syrup sold in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, sugar free syrups, marinades, fruit syrups, confections, pancake mixes and organic products.

        The Cream of Wheat brand was introduced in 1893 and is among the leading brands and one of the most trusted and widely recognized brands of hot cereals sold in the United States. Cream of Wheat is available in Original 10-minute, 2 1/2 minute and one-minute versions, and also in instant packets of Original and other flavors. A whole grain version of Original 2 1/2 minute Cream of Wheat was introduced by B&G Foods in 2008. In 2009, we introduced a "Healthy Grain" version of instant Cream of Wheat, which provides consumers with an excellent source of fiber and a good source of protein. During 2010, pursuant to a licensing agreement, we introduced Cream of Wheat Cinnabon® and during 2011, we introduced Cream of Wheat chocolate flavored instant hot cereal. In 2013, we introduced Cream of Wheat bananas and cream flavored instant hot cereal. We also offer Cream of Rice, a gluten-free, rice-based hot cereal.

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

        The Rickland Orchards brand was created in 2012, and its products include Greek yogurt coated granola bars and bites and other Greek yogurt coated snacks.

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

        The TrueNorth brand was introduced in 2008. TrueNorth nut cluster snacks combine freshly roasted nuts, a dash of sea salt and just a hint of sweetness. TrueNorth varieties include almond pecan crunch, chocolate nut crunch and cashew crunch.

        The Underwood brand's "Underwood Devil" logo, which was registered in 1870, is believed to be the oldest registered trademark still in use for a prepackaged food product in the United States. Underwood meat spreads, which were introduced in the late 1860s, include deviled ham, white-meat chicken, roast beef, corned beef and liverwurst.

        The New York Style brand was created in 1985 and now includes Original Bagel Crisps, Mini Bagel Crisps, Pita Chips and Panetini Italian Toast. New York Style products offer the authentic taste of New York City's traditional neighborhood bakeries.

        The Ac'cent brand was introduced in 1947 as a flavor enhancer for meat preparation and is generally used on beef, poultry, fish and vegetables. We believe that Ac'cent is positioned as a unique flavor enhancer that provides food with the "umami" flavor sensation.

        The Emeril's brand was introduced in 2000 under a licensing agreement with celebrity chef Emeril Lagasse. We offer a line of pasta sauces, seasonings, cooking stocks, mustards, salsas, pepper sauces, dip mixes and cooking sprays under the Emeril's brand name.

        The Old London brand was created in 1932 and offers a wide variety of flavors available in melba toasts, melba rounds and other snacks. Old London also markets specialty snacks under the Devonsheer and JJ Flats brand names.

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

        The Wright's brand was introduced in 1895 and is a seasoning that reproduces the flavor and aroma of pit smoking in meats, chicken and fish. Wright's is offered in three flavors: Hickory, Mesquite and Applewood.

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

        The Molly McButter brand created the butter-flavored sprinkles category in 1987. Molly McButter is available in butter and cheese flavors.

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

        In the past decade, the retail side of the food industry has seen a continuing shift of sales to alternate food outlets such as supercenters, warehouse clubs, dollar stores and drug stores. This shift has caused consolidation of traditional grocery chains into larger entities, often spanning the country under varying banner names. Consolidation has increased the importance of having a number one or two brand within a category, be that position national or regional. A broad sales and distribution infrastructure has also become critical for food companies, allowing them to reach all outlets selling food to consumers and expanding their growth opportunities.

Sales, Marketing and Distribution.

        Overview.    We sell, market and distribute our products through a multiple-channel sales, marketing and distribution system to all major U.S. food channels, including sales and shipments to supermarkets, mass merchants, warehouse clubs, wholesalers, food service distributors and direct accounts, specialty food distributors, military commissaries and non-food outlets such as drug and dollar store chains. Certain of our brands, including Cream of Wheat, Ac'cent, Crock Pot seasoning mixes, Underwood, Polaner, Static Guard, Mrs. Dash, New York Style, Sugar Twin and Rickland Orchards, are also distributed to similar food channels in Canada. We sell, market and distribute our two household brands through the same sales, marketing and distribution system to many of the same customers who buy our food products as well as to other household product retailers and distributors.

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

Customers

        Our top ten customers accounted for approximately 48.4% of our net sales and 46.1% of our end of the year receivables for fiscal 2013. Other than Wal-Mart, which accounted for 18.5% of our fiscal 2013 net sales, no single customer accounted for 10.0% or more of our fiscal 2013 net sales. Other than Wal-Mart, which accounted for 12.9% of our receivables as of the end of fiscal 2013, no single customer accounted for more than 10.0% of our receivables as of the end of fiscal 2013. During fiscal 2013, 2012 and 2011, our net sales to foreign countries represented approximately 3.2%, 2.7% and less than 1.0%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada. The increase in our foreign sales as a percentage of our total net sales in fiscal 2013 was primarily attributable to the New York Style acquisition and in fiscal 2012 was primarily attributable to the Mrs. Dash acquisition.

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

Raw Materials

        We purchase raw materials, including agricultural products, meat, poultry, flour, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers located in U.S. and foreign locations. The principal raw materials for our products include maple syrup, wheat, corn, nuts, cheese, fruits, beans, tomatoes, peppers, meat, sugar, concentrates, Greek yogurt coating, molasses, spices and corn sweeteners. We purchase our agricultural raw materials in bulk or pursuant to short-term supply contracts. We purchase most of our agricultural products between April 1 and October 31. We also use packaging materials, particularly glass jars, cans, cardboard and plastic containers. The profitability of our business relies in substantial part on the prices we and our co-packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, currency exchange rates, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions, the effect of insects, plant diseases and fungi, and glass, metal and plastic prices.

        Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.

        The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements, implementing cost saving measures and raising sales prices. During the past three years, our cost saving measures and sales price increases have substantially offset increases to our raw material, ingredient and packaging costs. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Production

        Manufacturing.    We operate seven manufacturing facilities for our products. See Item 2, "Properties" for a listing of our manufacturing facilities.

        Co-Packing Arrangements.    In addition to our own manufacturing facilities, we source a significant portion of our products under "co-packing" arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Baker's Joy, Crock Pot, JJ Flats, Joan of Arc, Mrs. Dash, Pirate Brands, Regina, Rickland Orchards, Static Guard, Sugar Twin and TrueNorth products and certain B&G, Cream of Wheat, Emeril's, Las Palmas and Ortega products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products, although we may experience short-term disturbances in our operations if we are required to change our co-packing arrangements unexpectedly.

Trademarks and Licensing Agreements

        We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Baker's Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril's, Grandma's, Greek on the go!, JJ Flats, Joan of Arc, Kleen Guard, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Style, Old London, Original Tings, Ortega, Pirate's Booty, Polaner, Regina, Rickland Orchards, Sa-són, Sclafani, Smart Puffs, Static Guard, Sugar Twin, Trappey's, TrueNorth, Underwood, Vermont Maid and Wright's.

        In June 2000 we entered into a license agreement with Emeril's Food of Love Productions, L.L.C. (EFLP). This license agreement grants us an exclusive license to use the intellectual property owned by the licensor relating to Mr. Lagasse, including the name "Emeril Lagasse" and pictures, photographs and other personality material, in connection with the manufacturing, marketing and distribution of dry seasoning, liquid seasoning, condiments, sauces, dressings and certain other products through retail channels in the United States, the Caribbean and Canada. We also have the right of first negotiation with respect to other shelf-stable grocery products. Under the license agreement, the licensor owns all of the recipes that it provides to us and all of our Emeril's brand products and related marketing materials are subject to the prior approval of the licensor, which approval may not be unreasonably withheld. In addition, we are prohibited from entering into similar arrangements with other chefs in connection with any of the products covered by the agreement with the licensor.

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

Employees and Labor Relations

        As of December 28, 2013, our workforce consisted of 984 employees. Of that total, 767 employees were engaged in manufacturing, 74 were engaged in marketing and sales, 113 were engaged in warehouse and distribution and 30 were engaged in administration. Approximately 34% of our employees, located at three facilities, are covered by collective bargaining agreements. These agreements, which vary in term depending on the location, expire on March 31, 2014 (Roseland, New Jersey; International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863), April 25, 2015 (Portland, Maine; Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO, Local No. 334) and March 31, 2016 (Stoughton, Wisconsin; Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695). The collective bargaining agreement covering our Roseland facility, which covers approximately 46 employees, is the only collective bargaining agreement expiring in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Roseland facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

        We are subject to the Food, Drug and Cosmetic Act and the Food Safety Modernization Act and the regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. We are also subject to the U.S. Bio-Terrorism Act of 2002 which imposes on us import and export regulations. Under the Bio-Terrorism Act we are required, among other things, to provide specific information about the food products we ship into the United States and to register our manufacturing, warehouse and distribution facilities with the FDA.

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

        Our largest customer, Wal-Mart, accounted for 18.5% of our fiscal 2013 net sales, and our ten largest customers together accounted for approximately 48.4% of our fiscal 2013 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

        We purchase agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices. During the past three years, our cost saving measures and sales price increases substantially offset increases to our raw material, ingredient and packaging costs. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

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

        A major part of our strategy is to grow through acquisition and we intend to pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from future acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater than anticipated amount of trade, promotional and capital spending. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management's attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We have substantial indebtedness, which could restrict our ability to pay dividends and impact our financing options and liquidity position.

        At December 28, 2013, we had total long-term indebtedness of $871.3 million (before debt discount), including $171.3 million principal amount of senior secured indebtedness and $700.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indenture governing our senior notes (which we refer to as the senior notes indenture) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

        Our credit agreement requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, a maximum leverage ratio and a minimum interest coverage ratio.

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

        Our $300.0 million revolving credit facility and our $131.3 million of tranche A term loan borrowings mature on November 30, 2016 and our $700.0 million of senior notes mature on June 1, 2021. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

        The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from mislabeling, tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, manufacturing, storage, handling or transportation phases of production. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance and product contamination insurance in amounts we believe to be adequate. However, we cannot assure you that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Pending and future litigation may lead us to incur significant costs.

        We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters or other aspects of our business. Even when not merited, the defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

        We maintain three defined benefit pension plans that cover substantially all of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interests rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense" and Note 11, "Pension Benefits," to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

        As of December 28, 2013, approximately 34% of our 984 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. We are currently in negotiations for a new collective bargaining agreement to replace the existing collective bargaining agreement for our Roseland, New Jersey manufacturing facility, which covers approximately 46 employees, that is scheduled to expire on March 31, 2014. However, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Roseland facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If prior to the expiration of the collective bargaining agreement for the Roseland facility or prior to the expiration of any of our other existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

        We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $699.6 million between 2014 and 2028. The expected annual deductions are approximately $63.2 million for fiscal 2014, approximately $62.1 million per year for fiscal 2015 through 2017, approximately $59.4 million for fiscal 2018, approximately $55.1 million per year for fiscal 2019 and 2020, approximately $53.1 million for fiscal 2021, approximately $42.0 million for fiscal 2022, approximately $39.9 million per year for fiscal 2023 through 2025, approximately $38.0 million for fiscal 2026, approximately $18.3 million for fiscal 2027 and approximately $9.4 million for fiscal 2028. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

A change in the assumptions used to value our goodwill or our unamortizable intangible assets could negatively affect our consolidated results of operations and net worth.

        Our total assets include substantial goodwill and unamortizable intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or unamortizable intangibles might be impaired. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing our company's market capitalization with our company's carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference. We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators or net sales. Calculating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2013, 2012 and 2011 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, materially different assumptions regarding the future performance of our businesses, including the performance of newly acquired brands, could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or unamortizable intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located at Four Gatehall Drive, Parsippany, NJ 07054. Our manufacturing facilities are generally located near major customer markets and raw materials. Of our seven manufacturing facilities, six are owned and one is leased. Management believes that our manufacturing facilities have sufficient capacity to accommodate our planned growth. Listed below are our manufacturing facilities and the principal warehouses, distribution centers and offices that we own or lease.

Facility Location	Owned/Leased	Description
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Owned	Manufacturing/Warehouse
St. Evariste, Québec	Owned	Storage Facility
Parsippany, New Jersey	Leased	Corporate Headquarters
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Antioch, Tennessee	Leased	Distribution Center
Houston, Texas	Leased	Distribution Center
Easton, Pennsylvania	Leased	Distribution Center
Bentonville, Arkansas	Leased	Sales Office
Fairfield, New Jersey	Leased	Sales Office

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

	High	Low
Fiscal 2013
Fourth Quarter	$37.66	$32.85
Third Quarter	$36.49	$33.36
Second Quarter	$34.49	$27.61
First Quarter	$33.14	$27.52
Fiscal 2012
Fourth Quarter	$31.99	$26.83
Third Quarter	$32.84	$24.69
Second Quarter	$27.54	$20.99
First Quarter	$24.60	$22.07

Holders

        According to the records of our transfer agent, we had 51 holders of record of our common stock as of February 14, 2014, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

        Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company's common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from January 3, 2009 to December 28, 2013, assuming the investment of $100 on January 3, 2009 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company's common stock price relative to the noted indices and is not necessarily indicative of future price performance.

 Comparison of 5 Year Cumulative Total Return
Among B&G Foods, Inc. Common Stock, the Russell 2000 Index
and the S&P Packaged Foods & Meats Index

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Russell Investment Group. All rights reserved.

	1/3/2009*	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013
B&G Foods, Inc. (NYSE: BGS)	$100.00	$183.16	$290.80	$532.43	$635.91	$811.15
Russell 2000 Index	100.00	127.17	161.32	154.59	179.86	249.69
S&P Packaged Foods & Meats Index	100.00	117.85	137.13	160.70	177.40	232.11

*
$100 invested on January 3, 2009 in B&G Foods' common stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

        For fiscal 2013 and fiscal 2012, we had cash flows from operating activities of $114.9 million and $100.5 million, respectively, and distributed $62.8 million and $50.2 million as dividends, respectively. At our current dividend rate of $1.36 per share per annum, we expect our aggregate dividend payments in 2014 to be approximately $72.4 million.

        The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2013 and 2012:

	Fiscal 2013	Fiscal 2012
Fourth Quarter	$0.33	$0.29
Third Quarter	$0.32	$0.27
Second Quarter	$0.29	$0.27
First Quarter	$0.29	$0.27

        Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder's adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2013 and fiscal 2012, 75.8% and 58.2%, respectively, of distributions paid on common stock will be treated as a return of capital and 24.2% and 41.8%, respectively, will be treated as a taxable dividend paid from earnings and profits.

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

        In general, our senior notes indenture restricts our ability to declare and pay dividends on our common stock as follows:

  •
  we may use up to 100% of our excess cash (as defined below) for the period (taken as one accounting period) from and including March 31, 2013 to the end of our most recent fiscal quarter for which internal financial statements are available at the time of such payments, plus certain incremental funds described in the indenture for the payment of dividends so long as the fixed charge coverage ratio for the four most recent fiscal quarters for which internal financial statements are available is not less than 1.6 to 1.0; and

  •
  we may not pay any dividends on any dividend payment date if a default or event of default under our indenture has occurred or is continuing.

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

        In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indenture. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

  •
  a "consolidated interest coverage ratio" (defined as the ratio of our adjusted EBITDA for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.0; and

  •
  a "consolidated total leverage ratio" (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) of not more than 7.00 to 1.00 for each quarter through the fourth quarter of 2014; 6.75 to 1.00 for the first quarter of 2015 through the fourth quarter of 2015; and 6.50 to 1.00 for the first quarter of 2016 and thereafter.

Recent Sales of Unregistered Securities

        We have made no recent sales of unregistered securities that have not been previously disclosed in a quarterly report on Form 10-Q or current report on Form 8-K.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2013.

Item 6.    Selected Financial Data.

        The following selected historical consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended December 28, 2013 (fiscal 2013), December 29, 2012 (fiscal 2012), December 31, 2011 (fiscal 2011), January 1, 2011 (fiscal 2010) and January 2, 2010 (fiscal 2009) have been derived from our audited consolidated financial statements.

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data(1):
Net sales	$724,973	$633,812	$543,866	$513,337	$501,016
Cost of goods sold(2)	482,050	410,469	366,090	345,668	352,283

Gross profit	242,923	223,343	177,776	167,669	148,733
Selling, general and administrative expenses(3)	79,043	66,212	57,618	56,495	53,966
Amortization expense(4)	9,884	8,126	6,679	6,457	6,450

Operating income	153,996	149,005	113,479	104,717	88,317
Interest expense, net(5)	41,813	47,660	36,675	40,342	49,432
Loss on extinguishment of debt(6)	31,291	10,431	—	15,224	10,220

Income before income tax expense	80,892	90,914	76,804	49,151	28,665
Income tax expense	28,549	31,654	26,561	16,772	11,224

Net income	$52,343	$59,260	$50,243	$32,379	$17,441

Earnings per share data:
Weighted average basic common shares outstanding	52,998	49,239	47,856	47,584	39,325
Weighted average diluted common shares outstanding	53,182	49,557	48,541	48,284	39,358
Cash dividends declared per common share	$1.23	$1.10	$0.86	$0.68	$0.68
Basic earnings per common share	$0.99	$1.20	$1.05	$0.68	$0.44
Diluted earnings per common share	$0.98	$1.20	$1.04	$0.67	$0.44
Other Financial Data(1):
Net cash provided by operating activities	$114,910	$100,528	$72,033	$98,877	$62,854
Capital expenditures	(14,649)	(10,637)	(10,556)	(10,965)	(10,704)
Cash payments for acquisition of businesses	(247,281)	(62,667)	(326,000)	(14,602)	—
Net cash provided by (used in) financing activities	131,828	(24,744)	182,575	(14,534)	(44,877)
EBITDA(7)	$178,073	$167,858	$129,708	$119,740	$103,012
Ratio of earnings to fixed charges(8)	2.8x	2.8x	3.0x	2.2x	1.5x
Senior debt / EBITDA(9)	4.9x	3.8x	5.6x	4.0x	3.6x
Total debt / EBITDA	4.9x	3.8x	5.6x	4.0x	4.3x
EBITDA / cash interest expense(10)	4.8x	3.9x	4.1x	3.3x	2.2x
Consolidated Balance Sheet Data (at end of period)(1):
Cash and cash equivalents	$4,107	$19,219	$16,738	$98,738	$39,930
Total assets	1,484,343	1,191,968	1,132,923	871,723	816,894
Total debt	870,885	637,689	720,107	477,748	439,541
Total stockholders' equity	$378,363	$361,175	$235,547	$230,585	$225,608

(1)
We completed the Rickland Orchards acquisition from Natural Instincts LLC on October 7, 2013. We completed the Pirate Brands acquisition from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals, on July 8, 2013. We completed the TrueNorth acquisition from DeMet's Candy Company on May 6, 2013. We completed the New York Style acquisition from Chipita America on October 31, 2012. We completed the Mrs. Dash acquisition from Unilever on November 30, 2011. We completed the Don Pepino acquisition from Violet Packing on November 18, 2010. Each of these acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.

(2)
Included in cost of goods sold for fiscal 2010 is a gain of $1.3 million relating to a legal settlement.

(3)
Selling, general and administrative expenses for fiscal 2013 include $5.9 million of transaction costs for the Rickland Orchards, TrueNorth and Pirate Brands acquisitions and a gain of $1.5 million relating to a legal settlement. Selling, general and administrative expenses for fiscal 2012 include $1.2 million of transaction costs for the New York Style acquisition. Selling, general and administrative expenses for fiscal 2011 include $1.4 million of transaction costs for the Mrs. Dash acquisition.

(4)
Amortization expense includes the amortization of customer relationships, amortizable trademarks and other intangible assets acquired in the Rickland Orchards, Pirate Brands, TrueNorth, New York Style, Mrs. Dash, Don Pepino and prior acquisitions.

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

(6)
Fiscal 2013 loss on extinguishment of debt includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write-off of deferred debt financing costs of $8.3 million and the write-off of unamortized discount of $2.8 million. Fiscal 2012 loss on extinguishment of debt includes costs relating to our partial redemption of $101.5 million aggregate principal amount of 7.625% senior notes, including the repurchase premium and other expenses of $7.7 million, the write-off of deferred debt financing costs of $1.5 million and the write-off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment and restatement of our credit agreement, including the write-off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million. Fiscal 2010 loss on extinguishment of debt includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium of $10.7 million and the write-off of deferred financing costs of $4.5 million. Fiscal 2009 loss on extinguishment of debt includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium of $5.8 million and the write-off of deferred debt financing costs of $4.4 million.

(7)
EBITDA is a non-GAAP financial measure used by management to measure operating performance. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows. EBITDA is defined as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt (see (6) above). We define adjusted EBITDA as EBITDA adjusted for acquisition-related transaction costs, which include outside fees and expenses, contingent consideration expense and restructuring and consolidation costs of acquisitions. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt and acquisition-related transaction costs because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2013, 2012, 2011, 2010 and 2009 along with the components of EBITDA and adjusted EBITDA follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(In thousands)
Net income	$52,343	$59,260	$50,243	$32,379	$17,441
Income tax expense	28,549	31,654	26,561	16,772	11,224
Interest expense, net(A)	41,813	47,660	36,675	40,342	49,432
Depreciation and amortization	24,077	18,853	16,229	15,023	14,695
Loss on extinguishment of debt(B)	31,291	10,431	—	15,224	10,220

EBITDA	178,073	167,858	129,708	119,740	103,012
Acquisition-related transaction costs	5,932	1,159	1,418	—	—

Adjusted EBITDA	184,005	169,017	131,126	119,740	103,012
Income tax expense	(28,549)	(31,654)	(26,561)	(16,772)	(11,224)
Interest expense, net(A)	(41,813)	(47,660)	(36,675)	(40,342)	(49,432)
Acquisition-related transaction costs	(5,932)	(1,159)	(1,418)	—	—
Deferred income taxes	20,800	15,295	13,529	9,452	9,445
Amortization of deferred financing costs and bond discount	4,400	5,028	2,251	2,016	2,759
Unrealized loss (gain) on interest rate swap(A)	—	—	—	436	(1,541)
Realized gain on interest rate swap(A)	—	—	(612)	—	—
Reclassification to net interest expense for interest rate swap(A)	—	—	3,669	1,693	1,693
Share-based compensation expense	3,935	3,777	4,098	3,747	4,599
Excess tax benefits from share-based compensation	(4,192)	(8,031)	(1,047)	(326)	—
Acquisition-related contingent consideration expense, including interest accretion	208	—	—	—	—
Changes in assets and liabilities, net of effects of business combinations	(17,952)	(4,085)	(16,327)	19,233	3,543

Net cash provided by operating activities	$114,910	$100,528	$72,033	$98,877	$62,854

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

(9)
As of the end of each fiscal year presented, senior debt is defined as the face amount all of our outstanding debt, excluding in the case of fiscal 2009, our then outstanding senior subordinated notes.

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(In thousands, except ratios)
Current and former senior secured credit agreement:
Revolving credit facility	$40,000	$25,000	$—	$—	$—
Term loan due 2013	—	—	—	130,000	130,000
Tranche A term loan due 2016	131,250	144,375	150,000	—	—
Tranche B term loan due 2018	—	223,313	225,000	—	—
8% senior notes due 2011	—	—	—	—	240,000
7.625% senior notes due 2018	—	248,500	350,000	350,000	—
4.625% senior notes due 2021	700,000	—	—	—	—

Senior debt	$871,250	$641,188	$725,000	$480,000	$370,000

EBITDA	$178,073	$167,858	$129,708	$119,740	$103,012
Senior debt / EBITDA	4.9x	3.8x	5.6x	4.0x	3.6x

Adjusted EBITDA	$184,005	$169,017	$131,126	$119,740	$103,012
Senior debt /adjusted EBITDA	4.7x	3.8x	5.5x	4.0x	3.6x

(10)
Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount, unrealized loss on an interest rate swap, realized gain on the interest rate swap and reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive loss related to an interest rate swap.

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(In thousands, except ratios)
Interest expense, net	$41,813	$47,660	$36,675	$40,342	$49,432
Amortization of deferred financing and bond discount	(4,400)	(5,028)	(2,251)	(2,016)	(2,759)
Unrealized (loss) gain on interest rate swap	—	—	—	(436)	1,541
Realized gain on interest rate swap	—	—	612	—	—
Reclassification to interest expense, net	—	—	(3,669)	(1,693)	(1,693)

Cash interest expense	$37,413	$42,632	$31,367	$36,197	$46,521

EBITDA	$178,073	$167,858	$129,708	$119,740	$103,012
EBITDA / cash interest expense	4.8x	3.9x	4.1x	3.3x	2.2x

Adjusted EBITDA	$184,005	$169,017	$131,126	$119,740	$103,012
Adjusted EBITDA / cash interest expense	4.9x	4.0x	4.2x	3.3x	2.2x

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Since 1996, we have successfully acquired and integrated more than 35 brands into our company. Most recently, on October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC. On July 8, 2013, we completed the acquisition of Pirate Brands, LLC, including the Pirate's Booty, Smart Puffs and Original Tings brands, from a group of private sellers. On May 7, 2013, we acquired the TrueNorth nut cluster brand from DeMet's Candy Company. On October 31, 2012, we completed the acquisition of the New York Style, Old London, JJ Flats and Devonsheer brands from Chipita America, Inc. And on November 30, 2011, we completed the acquisition of the Mrs. Dash, Sugar Twin, Baker's Joy, Molly McButter, Static Guard and Kleen Guard brands from Conopco, Inc. dba Unilever United States,  Inc. We refer to these acquisitions in this report as the "Rickland Orchards acquisition," "Pirate Brands acquisition," "TrueNorth acquisition," "New York Style acquisition" and "Mrs. Dash acquisition," respectively. Each of these five recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

        We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above under Item 1A, "Risk Factors" and below under the heading "Forward-Looking Statements," include:

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

        We expect cost decreases for raw materials in the marketplace during 2014 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through 2014 at a cost decrease of less than 1% of cost of goods sold. During fiscal 2013, we had a minimal cost increase. To the extent we are unable to avoid or offset present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, should input costs begin to decline further, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

  Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted net future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating fair value of assets requires significant estimates and assumptions by management.

  Goodwill and Other Intangible Assets

        Our total assets include substantial goodwill and unamortizable intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or unamortizable intangibles might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing our company's market capitalization with our company's carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference.

        We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators or net sales.

        Calculating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2013, 2012 and 2011 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, materially different assumptions regarding the future performance of our businesses could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or unamortizable intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

  Pension Expense

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2013 and 2012, we made total pension contributions to our pension plans of $4.8 million per year. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2014 and beyond.

        Our discount rate assumption for our three defined benefit plans changed from 3.91% at December 29, 2012 to 4.815% at December 28, 2013. While we do not presently anticipate a change in our fiscal 2014 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.1 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.2 million. We expect to make $1.8 million of defined benefit pension plan contributions during fiscal 2014.

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

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.5%	64.8%	67.3%

Gross profit	33.5%	35.2%	32.7%
Selling, general and administrative expenses	10.9%	10.4%	10.6%
Amortization expense	1.4%	1.3%	1.2%

Operating income	21.2%	23.5%	20.9%
Interest expense, net	5.8%	7.5%	6.8%
Loss on extinguishment of debt	4.3%	1.7%	—

Income before income tax expense	11.1%	14.3%	14.1%
Income tax expense	3.9%	5.0%	4.9%

Net income	7.2%	9.3%	9.2%

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

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses. Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, warehouse facility and distribution costs, information technology and communication costs, office rent, utilities, supplies, professional services, acquisition-related transaction costs and other general corporate expenses.

        Amortization Expense.    Amortization expense includes the amortization expense associated with customer relationships, amortizable trademarks and other intangibles.

        Net Interest Expense.    Net interest expense includes interest relating to our outstanding indebtedness, amortization of bond discount and amortization of deferred debt financing costs (net of interest income), and (subsequent to our determination in September 2008 that an interest rate swap was no longer an effective hedge for accounting purposes) unrealized gains or losses on the interest rate swap and the reclassification of amounts recorded in accumulated other comprehensive loss related to the swap and a write-off of the remaining amount recorded in accumulated other comprehensive loss related to the interest rate swap due to our early termination of $130.0 million term loan borrowings.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt includes costs relating to the retirement of indebtedness, including repurchase premium, if any, and write-off of deferred debt financing costs and unamortized discount, if any.

  Fiscal 2013 Compared to Fiscal 2012

        Net Sales.    Net sales increased $91.2 million, or 14.4%, to $725.0 million for fiscal 2013 from $633.8 million for fiscal 2012. An additional ten months of net sales of the New York Style and Old London brands, which we acquired at the end of October 2012, contributed $36.5 million to the overall increase. Net sales of Pirate Brands, which we acquired in July 2013, contributed $32.6 million to the overall increase. Net sales of the TrueNorth brand, which we acquired in May 2013, contributed $13.0 million to the overall increase. And net sales of the Rickland Orchards brand, which we acquired in October 2013, contributed $12.9 million to the overall increase.

        Net sales for our base business decreased $3.8 million, or 0.6%, attributable to a net price decrease of $6.7 million partially offset by a unit volume increase of $2.9 million. Approximately 75% of the net price decrease is attributable to net price decreases for our Cream of Wheat, Ortega, Polaner, Don Pepino and Emeril's products of $1.7 million, $1.6 million, $0.7 million, $0.6 million and $0.5 million, respectively, as we increased promotional activity in response to the competitive environment. See Note 14, "Net Sales by Brand," to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2013 and fiscal 2012 for each of our brands that exceed approximately 2% of our fiscal 2013 net sales and for all other brands in the aggregate. The following chart sets forth the most significant net sales increases and decreases by brand for our base business for fiscal 2013 as compared to fiscal 2012:

	Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Maple Grove Farms of Vermont	$2.2	3.0%
Ortega	2.0	1.5%
Baker's Joy	1.5	23.3%
Crock Pot seasoning mixes	1.4	124.5%
B&M	(1.8)	(8.0)%
Bloch & Guggenheimer (B&G)	(1.8)	(6.1)%
Emeril's	(1.6)	(8.8)%
Polaner	(1.4)	(3.5)%
Underwood	(1.3)	(6.3)%
Las Palmas	(1.0)	(3.0)%
All other brands	(2.0)	(0.8)%

Total	$(3.8)	(0.6)%

        Gross Profit.    Gross profit increased $19.6 million, or 8.8%, to $242.9 million in fiscal 2013 from $223.3 million in fiscal 2012. Gross profit expressed as a percentage of net sales decreased 1.7 percentage points to 33.5% for fiscal 2013 from 35.2% in fiscal 2012, primarily attributable to a net price decrease of $6.7 million, a sales mix shift to lower margin products and an increase in distribution costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $12.8 million, or 19.4%, to $79.0 million for fiscal 2013 from $66.2 million for fiscal 2012. This increase is primarily due to increases in consumer marketing of $4.3 million, selling expenses of $3.5 million (including increases of $1.9 million for salesperson compensation and $1.2 million for brokerage expenses), acquisition-related transaction costs of $4.8 million and warehousing expenses of $1.9 million, which were partially offset by a $1.5 million gain relating to a legal settlement and a decrease in all other expenses of $0.2 million. Expressed as a percentage of net sales, our selling, general and administrative expenses increased 0.5 percentage points to 10.9% in fiscal 2013 from 10.4% in fiscal 2012.

        Amortization Expense.    Amortization expense increased $1.8 million to $9.9 million for fiscal 2013 from $8.1 million in fiscal 2012. The increase is due to the Rickland Orchards, Pirate Brands, TrueNorth and New York Style acquisitions.

        Operating Income.    As a result of the foregoing, operating income increased $5.0 million, or 3.3%, to $154.0 million in fiscal 2013 from $149.0 million in fiscal 2012. Operating income expressed as a percentage of net sales decreased 2.3 percentage points to 21.2% in fiscal 2013 from 23.5% in fiscal 2012.

        Net Interest Expense.    Net interest expense decreased $5.9 million to $41.8 million in fiscal 2013 from $47.7 million in fiscal 2012 attributable to the refinancing of our long-term debt, including our issuance of our 4.625% senior notes, our repurchase of our 7.625% senior notes and our repayment of our tranche B term loans. See "—Liquidity and Capital Resources—Debt" below.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2013 includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write-off of deferred debt financing costs of $8.3 million and the write-off of unamortized discount of $2.8 million. Loss on extinguishment of debt for fiscal 2012 includes costs relating to our partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes, including the repurchase premium and other expenses of $7.7 million, the write-off of deferred debt financing costs of $1.5 million and the write-off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment and restatement of our credit agreement, including the write-off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million.

        Income Tax Expense.    Income tax expense decreased $3.2 million to $28.5 million in fiscal 2013 from $31.7 million in fiscal 2012. Our effective tax rate before state deferred tax rate adjustments for both fiscal 2013 and 2012 was 35.7%. Due to changes in state apportionments, our blended statutory state rate change created a deferred tax benefit of $0.3 million (0.4%) and $0.9 million (0.9%) in fiscal 2013 and 2012, respectively. These benefits reduced our effective tax rate for fiscal 2013 and fiscal 2012 to 35.3% and 34.8%, respectively.

  Fiscal 2012 Compared to Fiscal 2011

        Net Sales.    Net sales increased $89.9 million, or 16.5%, to $633.8 million for fiscal 2012 from $543.9 million for fiscal 2011. Net sales of the brands acquired in the Mrs. Dash acquisition, which was completed at the end of November 2011, contributed $81.0 million to the overall increase, and net sales of the brands acquired in the New York Style acquisition, which was completed at the end of October 2012, contributed $8.4 million to the overall increase.

        Net sales for our base business increased $0.5 million, attributable to a net sales price increase of $13.1 million offset by a unit volume decline of $12.6 million. See Note 14, "Net Sales by Brand," to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2012 and fiscal 2011 for each of our brands that that exceed approximately 2% of our fiscal 2013 net sales and for all other brands in the aggregate. The following chart sets forth the most significant net sales increases and decreases for our base business by brand for fiscal 2012 as compared to fiscal 2011:

	Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Ortega	$3.8	2.9%
Las Palmas	1.8	5.2%
Maple Grove Farms of Vermont	1.2	1.6%
B&M	1.0	4.8%
Ac'cent	0.9	4.8%
Bloch & Guggenheimer (B&G)	(4.2)	(12.7)%
Cream of Wheat	(2.5)	(3.8)%
Don Pepino	(0.8)	(5.2)%
Underwood	(0.7)	(3.3)%
All other brands	0.0	0.0%

Total	$0.5	0.1%

        Gross Profit.    Gross profit increased $45.6 million, or 25.6%, to $223.3 million in fiscal 2012 from $177.8 million in fiscal 2011. Gross profit expressed as a percentage of net sales increased 2.5 percentage points to 35.2% for fiscal 2012 from 32.7% in fiscal 2011, attributable to a sales mix shift to higher margin products (primarily due to the Mrs. Dash acquisition) and pricing gains of $13.1 million, partially offset by commodity and packaging cost increases.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $8.6 million, or 14.9%, to $66.2 million for fiscal 2012 from $57.6 million for fiscal 2011. This increase was primarily due to increases in consumer marketing of $5.4 million, selling expenses of $2.7 million (including $2.0 million of brokerage expenses) and warehousing expenses of $0.6 million, offset by a decrease in all other expenses of $0.1 million. Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 0.2 percentage points to 10.4% in fiscal 2012 from 10.6% in fiscal 2011.

        Amortization Expense.    Amortization expense increased $1.4 million to $8.1 million for fiscal 2012 from $6.7 million in fiscal 2011. The increase was due to the New York Style acquisition.

        Operating Income.    As a result of the foregoing, operating income increased $35.5 million, or 31.3%, to $149.0 million in fiscal 2012 from $113.5 million in fiscal 2011. Operating income expressed as a percentage of net sales increased to 23.5% in fiscal 2012 from 20.9% in fiscal 2011.

        Net Interest Expense.    Net interest expense increased $11.0 million to $47.7 million in fiscal 2012 from $36.7 million in fiscal 2011 attributable to an increase in our indebtedness to finance the Mrs. Dash acquisition, and an additional $2.8 million of amortization of deferred debt financing costs and bond discount relating to the acquisition financing. See "—Liquidity and Capital Resources—Debt" below.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2012 includes costs relating to our partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes, including the repurchase premium and other expenses of $7.7 million, the write-off of deferred debt financing costs of $1.5 million and the write-off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment of our credit agreement, including the write-off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million. During fiscal 2011, we did not have any loss on extinguishment of debt.

        Income Tax Expense.    Income tax expense increased $5.1 million to $31.7 million in fiscal 2012 from $26.6 million in fiscal 2011. Our effective tax rate before state deferred tax rate adjustments for fiscal 2012 was 35.7% as compared with 36.1% for fiscal 2011. Due to changes in state apportionments, our blended statutory state rate change created a deferred tax benefit of $0.9 million (0.9%) in fiscal 2012. In fiscal 2011 changes in state apportionment laws resulted in a deferred tax benefit of $1.2 million (1.5%). These benefits reduced our effective tax rate for fiscal 2012 and fiscal 2011 to 34.8% and 34.6%, respectively.

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

  Cash Flows

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased $14.4 million to $114.9 million in fiscal 2013 from $100.5 million in fiscal 2012. Net cash provided by operating activities for fiscal 2011 was $72.0 million. The increase in net cash provided by operating activities in fiscal 2013 as compared to fiscal 2012 was due to an increase in net income (after non-cash adjustments) of $28.4 million, offset by an increase in cash used for working capital of $14.0 million. The increase in net cash provided by operating activities in fiscal 2012 as compared to fiscal 2011 was due to our payment in January 2011 of $12.4 million, including $1.0 million of accrued interest, to terminate our interest rate swap, which we did not incur in 2012, an increase in net income (after non-cash adjustments) of $16.4 million, primarily attributable to the Mrs. Dash acquisition, the New York Style acquisition and loss on extinguishment of debt attributable to the refinancing of our debt.

        Net Cash Used in Investing Activities.    Net cash used in investing activities was $261.9 million in fiscal 2013 as compared to $73.3 million in fiscal 2012 and $336.6 million for fiscal 2011. During fiscal 2013, our net cash used in investing included $247.3 million for the TrueNorth, Pirate Brands and Rickland Orchards acquisitions and $14.6 million of capital expenditures. During fiscal 2012, our net cash used in investing activities included $62.5 million for the New York Style acquisition, $0.2 million for the acquisition of a business and $10.6 million of capital expenditures. During fiscal 2011, our net cash used in investing activities included $326.0 million for the Mrs. Dash acquisition and $10.6 million of capital expenditures. Our capital expenditures typically include expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. During fiscal 2014, we plan to install additional production lines in our Yadkinville, North Carolina manufacturing facility to improve efficiency and manufacturing capacity. As a result, we expect that our capital expenditures for fiscal 2014 will increase to approximately $20.0 million.

        Net Cash Provided by (Used in) Financing Activities.    Net cash provided by financing activities was $131.8 million and $182.6 million in fiscal 2013 and fiscal 2011, respectively. Net cash used in financing activities was $24.7 million in fiscal 2012. The change of $156.5 million from fiscal 2012 to fiscal 2013 was primarily attributable to the refinancing of our long-term debt in fiscal 2013, including our issuance of our 4.625% senior notes, partially offset by our repurchase of our 7.625% senior notes and our repayment of our tranche B term loans.

        For fiscal 2013, net cash provided by financing activities includes $700.0 million of proceeds from the issuance of our 4.625% senior notes, $15.0 million of proceeds from borrowings under our revolving credit facility (net of $90.0 million of repayments of revolving loans) and $4.2 million of excess tax benefits from share-based compensation. Net cash provided by financing activities was reduced for the repurchase and redemption of $248.5 million aggregate principal amount of 7.625% senior notes, the repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premiums and other expenses of $20.2 million and $14.2 of scheduled principal payments of tranche A and tranche B term loans; $62.8 million of dividend payments; $12.6 million for the payment of deferred financing costs and $6.8 million for the payment of tax withholding on behalf of employees for net share settlement of share-based compensation.

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

        For fiscal 2011, net cash provided by financing activities includes $372.0 million of net proceeds from borrowings under our credit agreement and $1.0 million of excess tax benefits from share-based compensation. Net cash provided by financing activities was reduced by $130.0 million due to the repayment of all term loan borrowings under our prior credit agreement, $38.2 million of dividend payments, $16.3 million for the payment of deferred financing costs, $3.7 million for the repurchase of common stock and $2.2 million for the payment of tax withholding on behalf of employees for net share settlement of share-based compensation.

        Cash Income Tax Payments.    Based on a number of factors, including our trademark, goodwill and other intangible assets amortization for tax purposes from our prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2013, 2012 and 2011 as compared to our tax expense for financial reporting purposes. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2014 through 2028. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

  Dividend Policy

        For a discussion of our dividend policy, see the information set forth under the heading "Dividend Policy" in Part II, Item 5 of this report.

  Acquisitions

        Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. As discussed elsewhere in this report, as part of our growth strategy we plan to expand our brand portfolio with disciplined acquisitions of complementary brands. We have historically financed acquisitions with borrowings and cash flows from operating activities. As a result, our interest expense has in the past increased as a result of additional indebtedness we have incurred in connection with acquisitions and will increase with any additional indebtedness we may incur to finance future acquisitions. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity.

  Debt

        Senior Secured Credit Agreement.    At December 28, 2013, $131.3 million of tranche A term loans were outstanding and $40.0 million of revolving loans were outstanding under our senior secured credit agreement. We used a portion of the proceeds of the issuance of the 4.625% senior notes described below to repay all $222.2 million of tranche B term loans then outstanding on June 4, 2013.

        At December 28, 2013, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $259.5 million. The credit agreement is secured by substantially all of our and our domestic subsidiaries' assets except our and our domestic subsidiaries' real property.

        The tranche A term loans are subject to principal amortization. $13.1 million and $5.6 million was due and paid in fiscal 2013 and 2012, respectively. $26.3 million is due and payable in fiscal 2014 and $22.5 million is due and payable in fiscal 2015. The balance of all borrowings under the tranche A term loan facility, or $82.5 million, is due and payable at maturity on November 30, 2016. The revolving credit facility matures on November 30, 2016.

        Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio. At the end of fiscal 2013, the tranche A term loan interest rate was approximately 3.16%.

        On July 3, 2013, we amended the credit agreement to, among other things, increase the revolving credit facility commitment of our lenders from $200 million to $300 million and increase the maximum permissible consolidated leverage ratio. For further information regarding our senior secured credit agreement, including a description of optional and mandatory prepayment terms, financial and restrictive covenants, and the July 2013 amendment to the credit agreement, see Note 6, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 of this report.

        4.625% Senior Notes due 2021.    On June 4, 2013, we issued $700.0 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value. We used the net proceeds from the issuance of the 4.625% senior notes to purchase or redeem all $248.5 million principal amount of our then existing 7.625% senior notes due 2018, to repay $222.2 million principal amount of tranche B term loans and approximately $40.0 million principal amount of revolving loans under our credit agreement, and to pay related premiums, fees and expenses. We used the remaining net proceeds for the Pirate Brands acquisition.

        Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year, commencing December 1, 2013. The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 4.625% senior notes as described in Note 6 to our consolidated financial statements. We may also, from time to time, seek to retire the 4.625% senior notes through cash repurchases of the 4.625% senior notes or exchanges of the 4.625% senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See Note 6, "Long-Term Debt," to our consolidated financial statements for a more detailed description of the 4.625% senior notes.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2013 includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write-off of deferred debt financing costs of $8.3 million and the write-off of unamortized discount of $2.8 million. Loss on extinguishment of debt for fiscal 2012 includes costs relating to our partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes, including the repurchase premium and other expenses of $7.7 million, the write-off of deferred debt financing costs of $1.5 million and the write-off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment and restatement of our credit agreement, including the write-off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million. During fiscal 2011, we did not have any loss on extinguishment of debt.

Future Capital Needs

        On December 28, 2013, our total long-term debt of $870.9 million, net of our cash and cash equivalents of $4.1 million, was $866.8 million. Stockholders' equity as of that date was $378.4 million.

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

Inflation

        We are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through 2014 at a cost decrease of less than 1% of cost of goods sold and we will continue to manage this risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices. During fiscal 2013, 2012 and 2011, we had cost increases (net of cost savings) for raw materials of less than 2% of cost of goods sold. To the extent we are unable to avoid or offset present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, should input costs begin to further decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

        See Note 12, "Commitments and Contingencies," to our consolidated financial statements in Part II, Item 8 of this report.

Recent Accounting Pronouncements

        See Note 2(s), "Summary of Significant Accounting Policies—Recently Issued Accounting Standards," to our consolidated financial statements in Part II, Item 8 of this report.

Off-balance Sheet Arrangements

        As of December 28, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, future purchase obligations and future pension obligations as set forth in the following table as of December 28, 2013.

	Payments Due by Period
Contractual Obligations:	Total	Fiscal 2014	Fiscal 2015 and 2016	Fiscal 2017 and 2018	Fiscal 2019 and Thereafter
	(In thousands)
Long-term debt—principal	$871,250	$26,250	$145,000	$—	$700,000
Long-term debt—interest(1)	257,446	39,370	75,086	64,750	78,240
Operating leases	13,507	4,309	6,639	1,657	902
Purchase obligations(2)	71,033	41,454	20,939	5,760	2,880
Pension obligations(3)	1,750	1,750	—	—	—

Total	$1,214,986	$113,133	$247,664	$72,167	$782,022

(1)
Expected interest payments on long-term debt are based on principal amounts outstanding, scheduled maturity dates and interest rates at December 28, 2013. See Note 6, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 for further information as to our long-term debt interest obligations.

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

(3)
We expect to make $1.8 million of defined pension benefit contributions during fiscal 2014. We are unable to reliably estimate the timing of pension contributions and contribution amounts beyond fiscal 2014.

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

  •
  unanticipated expenses, including, without limitation, litigation or legal settlement expenses;

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our principal market risks are exposure to changes in commodity prices, interest rates on borrowings and foreign currency exchange rates and market fluctuation risks related to our defined benefit pension plans.

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

        Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At December 28, 2013, we had $700.0 million of fixed rate debt and $171.3 million of variable rate debt.

        Based upon our principal amount of long-term debt outstanding at December 28, 2013, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $1.7 million.

        The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 28, 2013 and December 29, 2012 are as follows (in thousands):

	December 28, 2013				December 29, 2012
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	40,000		40,000	(1)	25,000		25,000	(1)
Tranche A Term Loans due 2016	130,885	(2)	131,250	(1)	143,830	(2)	144,375	(1)
Tranche B Term Loans due 2018	—		—		221,504	(2)	226,662	(1)
7.625% Senior Notes due 2018	—		—		247,355	(2)	269,001	(3)
4.625% Senior Notes due 2021	700,000		672,000	(3)	—		—

(1)
Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)
The carrying values of the tranche A term loans, tranche B term loans and 7.625% senior notes are net of discount. At December 28, 2013, the face amount of the tranche A term loans was $131.3 million. At December 29, 2012, the face amounts of the tranche A term loans, tranche B term loans and senior notes were $144.4 million, $223.3 million and $248.5 million, respectively.

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

        Foreign Currency Risk.    Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2013, 2012 and 2011, our net sales to foreign countries represented approximately 3.2%, 2.7% and less than 1.0%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase the majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

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

Item 8.    Financial Statements and Supplementary Data.

        The consolidated balance sheets at December 28, 2013 and December 29, 2012 and the consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for fiscal 2013, 2012 and 2011 and related notes are set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), B&G Foods, Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
February 26, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited B&G Foods, Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). B&G Foods, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion B&G Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 26, 2014

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$4,107	$19,219
Trade accounts receivable, less allowance for doubtful accounts and discounts of $1,081 and $831 in 2013 and 2012, respectively	62,763	43,357
Inventories	101,251	89,757
Prepaid expenses and other current assets	8,079	5,326
Income tax receivable	3,422	4,262
Deferred income taxes	2,115	2,175

Total current assets	181,737	164,096
Property, plant and equipment, net	110,374	104,746
Goodwill	319,292	267,940
Other intangibles, net	844,141	637,196
Other assets	28,799	17,990

Total assets	$1,484,343	$1,191,968

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$42,638	$25,050
Accrued expenses	19,189	23,610
Current portion of long-term debt	26,250	40,375
Dividends payable	17,637	15,243

Total current liabilities	105,714	104,278
Long-term debt	844,635	597,314
Other liabilities	8,692	8,038
Deferred income taxes	146,939	121,163

Total liabilities	1,105,980	830,793
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 53,445,910 and 52,560,765 issued and outstanding as of December 28, 2013 and December 29, 2012, respectively	534	526
Additional paid-in capital	183,113	226,900
Accumulated other comprehensive loss	(2,471)	(11,095)
Retained earnings	197,187	144,844

Total stockholders' equity	378,363	361,175

Total liabilities and stockholders' equity	$1,484,343	$1,191,968

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$724,973	$633,812	$543,866
Cost of goods sold	482,050	410,469	366,090

Gross profit	242,923	223,343	177,776
Operating expenses:
Selling, general and administrative expenses	79,043	66,212	57,618
Amortization expense	9,884	8,126	6,679

Operating income	153,996	149,005	113,479
Other expenses:
Interest expense, net	41,813	47,660	36,675
Loss on extinguishment of debt	31,291	10,431	—

Income before income tax expense	80,892	90,914	76,804
Income tax expense	28,549	31,654	26,561

Net income	$52,343	$59,260	$50,243

Earnings per share:
Basic	$0.99	$1.20	$1.05
Diluted	$0.98	$1.20	$1.04
Cash dividends declared per share	$1.23	$1.10	$0.86

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$52,343	$59,260	$50,243
Other comprehensive income:
Foreign currency translation	(72)	17	(69)
Change in pension benefit, net of taxes	8,696	(682)	(5,655)
Reclassification to interest expense, net of taxes	—	—	2,296

Other comprehensive income (loss)	8,624	(665)	(3,428)

Comprehensive income	$60,967	$58,595	$46,815

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share and per share data)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2011	47,639,924	$476	$201,770	$(7,002)	$35,341	$230,585
Foreign currency translation	—	—	—	(69)	—	(69)
Reclassification to interest expense (net of $1,373 of taxes)	—	—	—	2,296	—	2,296
Change in pension benefit (net of $3,261 of taxes)	—	—	—	(5,655)	—	(5,655)
Net income	—	—	—	—	50,243	50,243
Issuance of common stock for share-based compensation	278,109	3	(2,239)	—	—	(2,236)
Share-based compensation	—	—	4,098	—	—	4,098
Repurchase of common stock	(217,901)	(2)	(3,650)	—	—	(3,652)
Tax benefit from issuance of common stock for share-based compensation	—	—	1,047	—	—	1,047
Dividends declared on common stock, $0.86 per share	—	—	(41,110)	—	—	(41,110)

Balance at December 31, 2011	47,700,132	$477	$159,916	$(10,430)	$85,584	$235,547
Foreign currency translation	—	—	—	17	—	17
Change in pension benefit (net of $317 of taxes)	—	—	—	(682)	—	(682)
Net income	—	—	—	—	59,260	59,260
Share-based compensation	—	—	3,777	—	—	3,777
Issuance of common stock for share-based compensation	687,093	7	(10,704)	—	—	(10,697)
Issuance of common stock	4,173,540	42	120,313	—	—	120,355
Tax benefit from issuance of common stock for share-based compensation	—	—	8,031	—	—	8,031
Dividends declared on common stock, $1.10 per share	—	—	(54,433)	—	—	(54,433)

Balance at December 29, 2012	52,560,765	$526	$226,900	$(11,095)	$144,844	$361,175
Foreign currency translation	—	—	—	(72)	—	(72)
Change in pension benefit (net of $5,036 of taxes)	—	—	—	8,696	—	8,696
Net income	—	—	—	—	52,343	52,343
Share-based compensation	—	—	3,935	—	—	3,935
Issuance of common stock for share-based compensation	312,599	3	(6,815)	—	—	(6,812)
Issuance of common stock	572,546	5	20,119	—	—	20,124
Tax benefit from issuance of common stock for share-based compensation	—	—	4,192	—	—	4,192
Dividends declared on common stock, $1.23 per share	—	—	(65,218)	—	—	(65,218)

Balance at December 28, 2013	53,445,910	$534	$183,113	$(2,471)	$197,187	$378,363

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$52,343	$59,260	$50,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,077	18,853	16,229
Amortization of deferred debt financing costs and bond discount	4,400	5,028	2,251
Loss on extinguishment of debt	31,291	10,431	—
Deferred income taxes	20,800	15,295	13,529
Contingent consideration expense, including interest accretion	208	—	—
Realized gain on interest rate swap	—	—	(612)
Reclassification to net interest expense for interest rate swap	—	—	3,669
Share-based compensation expense	3,935	3,777	4,098
Excess tax benefits from share-based compensation	(4,192)	(8,031)	(1,047)
Provision for doubtful accounts	257	142	(36)
Changes in assets and liabilities, net of effects of business acquired:
Trade accounts receivable	(13,703)	(1,106)	(4,995)
Inventories	(3,662)	(3,065)	(602)
Prepaid expenses and other current assets	(2,743)	1,793	(5,404)
Income tax receivable	5,032	6,298	(1,311)
Other assets	(2,695)	(36)	(14)
Trade accounts payable	9,231	(874)	8,896
Accrued expenses	(8,444)	(4,728)	1,135
Interest rate swap	—	—	(11,400)
Other liabilities	(1,225)	(2,509)	(2,596)

Net cash provided by operating activities	114,910	100,528	72,033

Cash flows from investing activities:
Capital expenditures	(14,649)	(10,637)	(10,556)
Cash payments for acquisition of businesses, net of cash acquired	(247,281)	(62,667)	(326,000)

Net cash used in investing activities	(261,930)	(73,304)	(336,556)

Cash flows from financing activities:
Prepayments and repurchases of long-term debt	(505,154)	(116,772)	(130,000)
Proceeds from issuance of long-term debt	700,000	30,000	372,000
Repayments of borrowings under revolving credit facility	(90,000)	(5,000)	(25,000)
Borrowings under revolving credit facility	105,000	—	25,000
Proceeds from issuance of common stock, net	—	120,355	—
Payments for repurchase of common stock	—	—	(3,652)
Dividends paid	(62,824)	(50,161)	(38,238)
Excess tax benefits from share-based compensation	4,192	8,031	1,047
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(6,812)	(10,697)	(2,236)
Payments of debt financing costs	(12,574)	(500)	(16,346)

Net cash provided by (used in) financing activities	131,828	(24,744)	182,575

Effect of exchange rate fluctuations on cash and cash equivalents	80	1	(52)

Net (decrease) increase in cash and cash equivalents	(15,112)	2,481	(82,000)
Cash and cash equivalents at beginning of year	19,219	16,738	98,738

Cash and cash equivalents at end of year	$4,107	$19,219	$16,738

Supplemental disclosures of cash flow information:
Cash interest payments	$43,942	$53,892	$31,380

Cash income tax payments	$2,722	$10,061	$14,342

Non-cash transactions:
Dividends declared and not yet paid	$17,637	$15,243	$10,971

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2013, December 29, 2012 and December 31, 2011

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

        We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico. Our products include hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters, Greek yogurt coated granola bars and bites and other specialty products. Our products are marketed under many recognized brands, including Ac'cent, B&G, B&M, Baker's Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril's, Grandma's Molasses, JJ Flats, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Style, Old London, Original Tings, Ortega, Pirate's Booty, Polaner, Red Devil, Regina, Rickland Orchards, Sa-són, Sclafani, Smart Puffs, Sugar Twin, Trappey's, TrueNorth, Underwood, Vermont Maid and Wright's. We also sell and distribute two branded household products, Static Guard and Kleen Guard. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

  Fiscal Year

        We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 28, 2013 (fiscal 2013), December 29, 2012 (fiscal 2012) and December 31, 2011 (fiscal 2011) contained 52 weeks each.

  Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of our customers' financial condition. Our top ten customers accounted for approximately 48.4%, 50.7% and 51.0% of consolidated net sales in fiscal 2013, 2012 and 2011, respectively. Our top ten customers accounted for approximately 46.1%, 50.2% and 53.2% of our consolidated trade accounts receivables as of the end of fiscal 2013, 2012 and 2011, respectively. Other than Wal-Mart, which

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(1) Nature of Operations (Continued)

accounted for 18.5%, 19.7% and 17.5% of our consolidated net sales in fiscal 2013, 2012 and 2011, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2013, 2012 or 2011. Other than Wal-Mart, which accounted for 12.9%, 14.9% and 14.4% of our consolidated trade accounts receivables as of the end of fiscal 2013, 2012 and 2011, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2013, 2012 and 2011. As of December 28, 2013, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

        During fiscal 2013, 2012 and 2011, our sales to foreign countries represented approximately 3.2%, 2.7% and less than 1.0%, respectively, of net sales. Our foreign sales are primarily to customers in Canada. The increase in our foreign sales as a percentage of our total net sales in fiscal 2013 was primarily attributable to the New York Style acquisition and in fiscal 2012 was primarily attributable to the Mrs. Dash acquisition.

  Acquisitions

        We have accounted for each of the following acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective dates of acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles and amortizable trademarks acquired are amortized over 10 to 20 years. Goodwill and other intangible assets are deductible for income tax purposes. Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist. See Note 5, "Goodwill and Other Intangible Assets."

        On October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC for a purchase price of $57.5 million, of which approximately $37.4 million was paid in cash and approximately $20.1 million was paid in shares of common stock of B&G Foods (based on the closing price of $35.15 per share on October 4, 2013), plus consideration of up to a maximum of $15.0 million in the aggregate, is payable based upon the achievement of specified operating results during fiscal 2014, 2015 and 2016. As of the date of acquisition, we estimated the original fair value of the contingent consideration to be approximately $7.6 million. We are required to reassess the fair value of the contingent consideration on a periodic basis. During the remainder of fiscal 2013, we increased our liability for the contingent consideration and recorded an expense of $0.2 million. The increase in the liability resulted from our current projection as of December 28, 2013 of the financial results for Rickland Orchards for fiscal 2014, 2015 and 2016. See Note 7, "Fair Value Measurements."

        We refer to this acquisition as the "Rickland Orchards acquisition." The following table sets forth the preliminary allocation of the Rickland Orchards acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(1) Nature of Operations (Continued)

may be adjusted as a result of the finalization of our purchase price allocation procedures related to intangibles acquired. We anticipate completing the purchase price allocation during the second quarter of fiscal 2014.

        Rickland Orchards Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$37,376
Equity issued	20,124
Fair value of contingent consideration	7,566

Total	$65,066

Preliminary Allocation:
Trademarks—amortizable intangible assets	$35,000
Goodwill	21,244
Customer relationship intangibles—amortizable intangible assets	9,000
Other working capital	(178)

Total	$65,066

        On July 8, 2013, we completed the acquisition of Pirate Brands, LLC, including the Pirate's Booty, Smart Puffs and Original Tings brands, from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals for a purchase price of $195.4 million in cash. We refer to this acquisition as the "Pirate Brands acquisition." The following table sets forth the preliminary allocation of the Pirate Brands acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to accounts receivable acquired and liabilities assumed. We anticipate completing the purchase price allocation during the first quarter of fiscal 2014.

        Pirate Brands Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$195,417

Total	$195,417

Preliminary Allocation:
Trademarks—unamortizable intangible assets	$152,800
Goodwill	29,782
Customer relationship intangibles—amortizable intangible assets	11,400
Other working capital	1,435

Total	$195,417

        On May 6, 2013, we acquired the TrueNorth brand from DeMet's Candy Company. We refer to this acquisition as the "TrueNorth acquisition."

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(1) Nature of Operations (Continued)

        On October 31, 2012, we completed the acquisition of New York Style, Old London, Devonsheer and JJ Flats brands from Chipita America, Inc. for $62.5 million in cash. We refer to this acquisition as the "New York Style acquisition." The following table sets forth the allocation of the New York Style acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.

        New York Style Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$62,517

Total	$62,517

Allocation:
Property, Plant and Equipment	$42,889
Goodwill	4,963
Customer relationship intangibles—amortizable intangible assets	5,100
Trademarks—unamortizable intangible assets	5,700
Other working capital	3,865

Total	$62,517

        On November 30, 2011, we completed the acquisition of the Mrs. Dash, Sugar Twin, Baker's Joy, Molly McButter, Static Guard and Kleen Guard brands from Conopco, Inc. dba Unilever United States, Inc. for $326.0 million in cash. We refer to this acquisition as the "Mrs. Dash acquisition." The following table sets forth the allocation of the Mrs. Dash acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.

        Mrs. Dash Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$326,000

Total	$326,000

Allocation:
Deferred taxes	$87
Equipment	129
Inventory	7,501
Goodwill	9,083
Customer relationship intangibles—amortizable intangible assets	30,800
Trademarks—unamortizable intangible assets	278,400

Total	$326,000

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(1) Nature of Operations (Continued)

  Unaudited Pro Forma Summary of Operations

        The following pro forma summary of operations for fiscal 2013 and 2012 presents our operations as if the Pirate Brands and Rickland Orchards acquisitions had occurred as of the beginning of fiscal 2012. The pro forma summary of operations for fiscal 2011 presents our operations as if the Mrs. Dash acquisition had occurred as of the beginning of fiscal 2010. In addition to including the results of operations of these acquisitions, the pro forma information gives effect to the interest on additional borrowings, the amortization of trademark and customer relationship intangibles, and issuance of shares of common stock. On an actual basis, Pirate Brands and Rickland Orchards contributed $32.6 million and $12.9 million, respectively, of our aggregate $725.0 million of consolidated net sales for fiscal 2013. On an actual basis, the Mrs. Dash acquisition contributed $6.5 million of our aggregate $543.9 million of consolidated net sales for fiscal 2011.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(dollars in thousands)
Net sales	$805,728	$721,379	$623,602
Net income	51,164	50,149	62,409
Basic earnings per share	$0.97	$1.01	$1.30
Diluted earnings per share	$0.96	$1.00	$1.29

        The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Pirate Brands and Rickland Orchards acquisitions had occurred as of the beginning of fiscal 2012 and if the Mrs. Dash acquisition had occurred as of the beginning of fiscal 2010, and is not intended to be a projection of future results.

        The TrueNorth acquisition and the New York Style acquisition were not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(2) Summary of Significant Accounting Policies (Continued)

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

        (d)   Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, all highly liquid instruments with maturities of three months or less when acquired are considered to be cash and cash equivalents.

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

        (f)    Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2013, 2012 and 2011 we capitalized $0.2 million each year.

        (g)   Goodwill and Other Intangible Assets

        Goodwill and unamortizable intangible assets (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or unamortizable intangibles might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing our company's market capitalization with our company's carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference.

        We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators or net sales.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(2) Summary of Significant Accounting Policies (Continued)

        Calculating our fair value for these purposes require significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2013, 2012 and 2011 with no adjustments to the carrying values of goodwill and unamortizable intangibles. Each test confirmed that the market capitalization and fair values of our goodwill and unamortizable intangibles, respectively, exceeded their carrying values.

        Customer relationship intangibles and amortizable trademarks are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 10 to 20 years.

        (h)   Deferred Debt Financing Costs

        Debt financing costs are capitalized and amortized over the term of the related debt agreements and are classified as other assets. Amortization of deferred debt financing costs for fiscal years 2013, 2012 and 2011 was $4.0 million, $4.2 million and $1.9 million, respectively.

        (i)    Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating fair value of assets requires significant estimates and assumptions by management.

        Assets to be disposed of are separately presented in the consolidated balance sheets and are no longer depreciated.

        During fiscal 2013, 2012 and 2011, we amortized $9.9 million, $8.1 million and $6.7 million, respectively, of the customer relationship and other intangibles.

        (j)    Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries and changes in our pension benefits due to the initial adoption and ongoing application of the authoritative accounting literature relating to pensions, net of tax.

        (k)   Derivative Instruments

        We recognize all derivative instruments either as an asset or a liability in the balance sheet and measure such instruments at fair value. The fair value adjustment is included either in the determination of net income or as a component of accumulated other comprehensive loss depending

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(2) Summary of Significant Accounting Policies (Continued)

on the nature of the hedge. We do not engage in derivative instruments for trading purposes. As of December 28, 2013 and December 29, 2012, there were no derivatives outstanding.

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

        (m)  Selling, General and Administrative Expenses

        We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. We expense our advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. Advertising expenses were approximately $4.3 million, $5.9 million and $4.3 million, for the fiscal years 2013, 2012 and 2011, respectively.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(2) Summary of Significant Accounting Policies (Continued)

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

December 28, 2013, December 29, 2012 and December 31, 2011

(2) Summary of Significant Accounting Policies (Continued)

to performance shares that may be earned under long-term incentive awards had been issued as of the beginning of the period using the treasury stock method.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(In thousands, except share and per share data)
Net income	$52,343	$59,260	$50,243
Weighted average common shares outstanding:
Basic	52,998,263	49,238,759	47,855,666
Net effect of dilutive share-based compensation awards	184,043	318,067	684,878

Diluted	53,182,306	49,556,826	48,540,544

Earnings per share:
Basic	$0.99	$1.20	$1.05
Diluted	$0.98	$1.20	$1.04

        (s)   Recently Issued Accounting Standards

        In July 2012, the Financial Accounting Standards Board (FASB) issued an accounting standards update relating to the testing of indefinite-lived intangible assets for impairment. This update, which amends the guidance on testing indefinite-lived intangible assets other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the quantitative impairment test. If a company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the quantitative impairment test. This update does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this update in fiscal 2013, however we did not elect the qualitative assessment permitted under the amendment and therefore the adoption did not have an impact on our consolidated financial position, results of operations or liquidity.

        In February 2013, FASB issued an accounting standards update relating to the disclosure of items reclassified out of accumulated other comprehensive income (AOCI). The update requires that for those items that are reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected net income line item be disclosed. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference must be made to other required disclosures. The update is effective for fiscal 2013 and interim periods within fiscal 2013, and accordingly, we adopted it prospectively beginning with the first quarter of 2013. The update impacts presentation and disclosure only, and therefore adoption did not have an impact on our consolidated financial position, results of operations or liquidity. See Note 8, "Accumulated Other Comprehensive Loss."

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(3) Inventories

        Inventories consist of the following as of the dates indicated (in thousands):

	December 28, 2013	December 29, 2012
Raw materials and packaging	$25,075	$20,263
Finished goods	76,176	69,494

Total	$101,251	$89,757

(4) Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following as of the dates indicated (in thousands):

	December 28, 2013	December 29, 2012
Land	$3,512	$3,515
Buildings and improvements	51,618	50,283
Machinery and equipment	153,815	139,432
Office furniture and vehicles	14,319	11,236
Construction-in-progress	1,795	905

	225,059	205,371
Less: accumulated depreciation	(114,685)	(100,625)

Total	$110,374	$104,746

        Depreciation expense was $14.2 million, $10.7 million and $9.5 million for fiscal 2013, 2012 and 2011, respectively.

(5) Goodwill and Other Intangible Assets

        The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of December 28, 2013			As of December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Trademarks	$41,800	$1,031	$40,769	$—	$—	$—
Customer relationships	187,569	49,097	138,472	165,340	40,244	125,096

	$229,369	$50,128	$179,241	$165,340	$40,244	$125,096

Unamortizable Intangible Assets
Goodwill	$319,292			$267,940

Trademarks	$664,900			$512,100

Note: The increases in carrying amounts are attributable to the TrueNorth, Pirate Brands and Rickland Orchards acquisitions.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(5) Goodwill and Other Intangible Assets (Continued)

        We expect to recognize $13.0 million of amortization expense in fiscal 2014 and for each of the next four fiscal years thereafter associated with our current other intangible assets and amortizable trademarks.

(6) Long-Term Debt

        Long-term debt consists of the following as of the dates indicated (in thousands):

	December 28, 2013	December 29, 2012
Senior secured credit agreement:
Revolving credit facility	$40,000	$25,000
Tranche A term loan due 2016, net of unamortized discount of $365 and $545 at December 28, 2013 and December 29, 2012	130,885	143,830
Tranche B term loan due 2018, net of unamortized discount of $1,809 at December 29, 2012	—	221,504
4.625% senior notes due 2021	700,000	—
7.625% senior notes due 2018, net of unamortized discount of $1,145 at December 29, 2012	—	247,355

Total long-term debt, net of unamortized discount	870,885	637,689
Current portion of long-term debt	(26,250)	(40,375)

Long-term debt, net of unamortized discount and excluding current portion	$844,635	$597,314

        Senior Secured Credit Agreement.    At December 28, 2013, $131.3 million of tranche A term loans were outstanding and $40.0 million of revolving loans were outstanding under our senior secured credit agreement. We used a portion of the proceeds of the issuance of the 4.625% senior notes described below to repay all $222.2 million of tranche B term loans then outstanding on June 4, 2013.

        On July 3, 2013, we amended our credit agreement. The amendment, among other things: (i) increased the revolving credit facility commitment of our lenders from $200 million to $300 million; and (ii) increased the maximum permissible consolidated leverage ratio from 6.00 to 1.00 to 7.00 to 1.00 for each quarter through the fourth quarter of 2014; 6.75 to 1.00 for the first quarter of 2015 through the fourth quarter of 2015; and 6.50 to 1.00 for the first quarter of 2016 and thereafter. At December 28, 2013, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $259.5 million. Proceeds of the revolving credit facility are restricted for use solely for general corporate purposes and acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(6) Long-Term Debt (Continued)

of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans.

        The tranche A term loans are subject to principal amortization. $13.1 million and $5.6 million was due and paid in fiscal 2013 and 2012, respectively. $26.3 million is due and payable in fiscal 2014 and $22.5 million is due and payable in fiscal 2015. The balance of all borrowings under the tranche A term loan facility, or $82.5 million, is due and payable at maturity on November 30, 2016. The revolving credit facility matures on November 30, 2016.

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

        Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio. At the end of fiscal 2013, the tranche A term loan interest rate was approximately 3.16%.

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

        The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) may not exceed 7.00 to 1.00 for the second quarter of 2013 through the fourth quarter of 2014; 6.75 to 1.00 for the first quarter of 2015 through the fourth quarter of 2015; and 6.50 to 1.00 for the first quarter of 2016 and thereafter. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters. As of December 28, 2013, we were in compliance with all of the covenants, including financial covenants, in the credit agreement.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(6) Long-Term Debt (Continued)

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

        4.625% Senior Notes due 2021.    On June 4, 2013, we issued $700.0 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value. Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year, commencing December 1, 2013. The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as described below.

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

        Our obligations under the 4.625% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The 4.625% senior notes and the subsidiary guarantees are our and the guarantors' general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors' secured indebtedness and to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors' existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors' future subordinated debt. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 4.625% senior notes.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(6) Long-Term Debt (Continued)

        The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 28, 2013, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

        Subsidiary Guarantees.    We have no assets or operations independent of our direct and indirect subsidiaries. All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt, and management has determined that our Canadian subsidiaries, which are our only subsidiaries that are not guarantors of our long-term debt, are "minor subsidiaries" as that term is used in Rule 3-10 of Regulation S-X promulgated by the SEC. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

        Deferred Debt Financing Costs.    During fiscal 2013, we wrote-off and expensed $8.3 million of deferred debt financing costs relating to the repayment of the $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans. During fiscal 2013, we also capitalized $12.2 million of debt financing costs, which will be amortized over the eight year scheduled term of the 4.625% senior notes and we also capitalized $0.4 million of debt financing costs in connection with an amendment to our credit facility, which will be amortized over the remainder of the five year scheduled term of our revolving credit facility. During fiscal 2012, we wrote-off and expensed $1.5 million of deferred debt financing costs relating to the partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes and wrote-off and expensed $0.4 million of deferred debt financing costs relating to the amendment of our credit agreement. During fiscal 2012, we also capitalized $0.5 million of debt financing costs, which will be amortized over the five year term of the revolving credit facility and tranche A term loans and the seven year term of the tranche B term loans. During fiscal 2011, we capitalized approximately $16.3 million of debt financing costs, which will be amortized over the five year term of the revolving credit facility and tranche A term loans and the seven year term of the tranche B term loans.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(6) Long-Term Debt (Continued)

        As of December 28, 2013 and December 29, 2012 we had net deferred debt financing costs of $17.8 million and $17.5 million, respectively, included in other assets in the accompanying consolidated balance sheets.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2013 includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write-off of deferred debt financing costs of $8.3 million and the write-off of unamortized discount of $2.8 million. Loss on extinguishment of debt for fiscal 2012 includes costs relating to our partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes, including the repurchase premium and other expenses of $7.7 million, the write-off of deferred debt financing costs of $1.5 million and the write-off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment and restatement of our credit agreement, including the write-off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million. During fiscal 2011, we did not have any loss on extinguishment of debt.

        Contractual Maturities.    As of December 28, 2013, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
2014	$26,250
2015	22,500
2016	122,500
2017	—
2018	—
Thereafter	700,000

Total	$871,250

        Accrued Interest.    At December 28, 2013 and December 29, 2012 accrued interest of $3.3 million and $9.9 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

December 28, 2013, December 29, 2012 and December 31, 2011

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

        The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 28, 2013 and December 29, 2012 are as follows (in thousands):

	December 28, 2013				December 29, 2012
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	40,000		40,000	(1)	25,000		25,000	(1)
Tranche A Term Loans due 2016	130,885	(2)	131,250	(1)	143,830	(2)	144,375	(1)
Tranche B Term Loans due 2018	—		—		221,504	(2)	226,662	(1)
7.625% Senior Notes due 2018	—		—		247,355	(2)	269,001	(3)
4.625% Senior Notes due 2021	700,000		672,000	(3)	—		—

(1)
Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)
The carrying values of the tranche A term loans, tranche B term loans and 7.625% senior notes are net of discount. At December 28, 2013, the face amount of the tranche A term loans was $131.3 million. At December 29, 2012, the face amounts of the tranche A term loans, tranche B term loans and senior notes were $144.4 million, $223.3 million and $248.5 million, respectively.

(3)
Fair values are estimated based on quoted market prices.

        For the Rickland Orchards acquisition, payment of $15.0 million of the purchase price is contingent upon the achievement of certain operating results. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. As of the date of acquisition, we estimated the original fair value of the contingent consideration to be approximately $7.6 million. We are required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(7) Fair Value Measurements (Continued)

estimated amounts. A one percentage point change in the discount rates used would result in a change to the recorded liability of approximately $0.1 million as of December 28, 2013.

        The following table summarized the Level 3 activity (in thousands):

December 28, 2013
Balance at beginning of year	$—
Original fair value of contingent consideration	7,566
Contingent consideration accretion of interest expense, net	208
Contingent consideration paid	—

Balance at end of year	$7,774

(8) Accumulated Other Comprehensive Loss

        The reclassification from accumulated other comprehensive loss for fiscal 2013 and 2012 are as follows (in thousands):

	Amount Reclassified From AOCL
Details about AOCL Components	December 28, 2013	December 29, 2012	Affected Line Item in the Statement Where Net Income (loss) is Presented
Defined benefit pension plan items
Amortization of prior service cost	$44	$45	See (1) below
Amortization of unrecognized loss	815	921	See (1) below

	859	966	Total before tax
	(315)	(307)	Income tax expense

Total reclassification	$544	$659	Net of tax

(1)
These items are included in the computation of net periodic pension cost. See Note 11, "Pension Benefits," for additional information.

        Changes in accumulated other comprehensive loss for fiscal 2013 and 2012 are as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2011	$(10,354)	$(76)	$(10,430)
Other comprehensive loss before reclassifications	(1,341)	17	(1,324)
Amounts reclassified from AOCL	659	—	659

Net current period other comprehensive income (loss)	(682)	17	(665)

Balance at December 29, 2012	$(11,036)	$(59)	$(11,095)
Other comprehensive loss before reclassifications	8,152	(72)	8,080
Amounts reclassified from AOCL	544	—	544

Net current period other comprehensive income (loss)	8,696	(72)	8,624

Balance at December 28, 2013	$(2,340)	$(131)	$(2,471)

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(9) Income Taxes

        The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
U.S.	$80,291	$90,646	$76,745
Foreign	601	268	59

Total	$80,892	$90,914	$76,804

        Income tax expense (benefit) consists of the following (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Current:
Federal	$6,853	$15,024	$11,726
State	728	1,260	1,289
Foreign	168	75	17

Subtotal	7,749	16,359	13,032
Deferred:
Federal	20,200	15,438	13,897
State	600	(143)	(368)

Subtotal	20,800	15,295	13,529

Total	$28,549	$31,654	$26,561

        Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2013, 2012 and 2011 to income before income tax expense) as a result of the following:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit	1.8%	1.8%	2.2%
Impact on deferred taxes from changes in state tax rates	(0.4)%	(0.9)%	(1.5)%
Foreign income taxes	—	0.1%	—
Permanent differences	(1.1)%	(1.2)%	(1.1)%

Total	35.3%	34.8%	34.6%

        In fiscal 2013, 2012 and 2011, changes in state apportionments or state tax laws resulted in a decrease of our blended state rate, resulting in a tax benefit of $0.3 million, $0.9 million and $1.2 million, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(9) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 28, 2013	December 29, 2012
Deferred tax assets:
Accounts receivable, principally due to allowance	$37	$37
Inventories, principally due to additional costs capitalized for tax purposes	1,088	868
Accruals and other liabilities	301	6,164
Deferred debt financing costs	—	433
Other liabilities	76	—

Total gross deferred tax assets	1,502	7,502
Deferred tax liabilities:
Plant and equipment	(9,908)	(7,469)
Goodwill and other intangible assets	(135,341)	(118,398)
Prepaid expenses	(1,077)	(623)

Total gross deferred tax liabilities	(146,326)	(126,490)

Net deferred tax liability	$(144,824)	$(118,988)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, at December 28, 2013. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

        The valuation allowance at December 28, 2013 and December 29, 2012 was $0.

        At December 28, 2013 we had intangibles of $699.6 million for tax purposes, which are amortizable through 2028.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(9) Income Taxes (Continued)

December 28, 2013, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2010 and forward
United States—States	2009 and forward
Canada	2009 and forward

        As of December 28, 2013, we do not have any reserves for uncertain tax positions. Our policy is to classify interest and penalties that result from any income tax uncertainties as income tax expense.

(10) Capital Stock

        Voting Rights.    The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

        Dividends.    The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock. In the event of any liquidation, dissolution or winding up of our company, common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock. See Note 15, "Quarterly Financial Data (unaudited)," for dividends declared for each quarter of fiscal 2013 and 2012.

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

        Stock Repurchases.    We did not repurchase any shares of common stock during fiscal 2013 or 2012. During fiscal 2011 we repurchased and retired 217,901 shares of common stock at an average cost per share (excluding fees and commissions) of $16.73, or $3.6 million in the aggregate. These repurchases were made pursuant to a stock and debt repurchase program authorized by our Board of Directors that expired pursuant to its terms at the end of the first quarter of 2012.

        Common Stock Issued. In October 2013, as partial consideration for the Rickland Orchards acquisition, we issued to 572,546 shares of common stock valued at $20.1 million to the seller. See Note 1, "Nature of Operations—Acquisitions."

        In October 2012, we completed an underwritten public offering of 4,173,540 shares of our common stock at a price to the public of $30.25 per share. The proceeds of the offering were approximately $120.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses. The offering was made by means of a prospectus and related prospectus supplement included

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(10) Capital Stock (Continued)

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

        The following table sets forth our defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 28, 2013 and December 29, 2012 measurement dates for fiscal 2013 and 2012, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	December 28, 2013	December 29, 2012
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$54,549	$47,119
Actuarial (gain) loss	(7,672)	4,013
Service cost	3,285	2,393
Interest cost	2,111	2,036
Benefits paid	(1,594)	(1,012)

Projected benefit obligation at end of year	50,679	54,549

Change in plan assets:
Fair value of plan assets at beginning of year	47,709	39,004
Actual gain on plan assets	8,836	4,967
Employer contributions	4,750	4,750
Benefits paid	(1,594)	(1,012)

Fair value of plan assets at end of year	59,701	47,709

Net amount recognized:
Other assets	$9,022	$139
Other long-term liabilities	—	(6,979)

Funded status at the end of the year	$9,022	$(6,840)

Amount recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(171)	$(215)
Actuarial loss	(3,518)	(17,206)
Deferred taxes	1,349	6,385

Accumulated other comprehensive loss	$(2,340)	$(11,036)

        At December 29, 2012, we had one defined pension plan with accumulated benefit obligations and fair value of plan assets of $3.8 million and $3.9 million, respectively. Our other two plans, in the

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(11) Pension Benefits (Continued)

aggregate, have accumulated benefit obligations and fair value of plan assets of $44.1 million and $43.8 million, respectively.

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal 2014 are as follows (in thousands):

Prior service cost	$45
Actuarial loss	—

$45

	December 28, 2013	December 29, 2012
Weighted-average assumptions:
Discount rate	4.815%	3.91%
Rate of compensation increase	3.00%	3.00%
Expected long-term rate of return	7.25%	7.25%

        The discount rate used to determine year-end fiscal 2013 and fiscal 2012 pension benefit obligations was derived by matching the plans' expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

        All three components are based primarily on historical data, with modest adjustments to take into account additional relevant information that is currently available. For the inflation and risk-free return components, the most significant additional information is that provided by the market for nominal and inflation-indexed U.S. Treasury securities. That market provides implied forecasts of both the inflation rate and risk-free rate for the period over which currently available securities mature. The historical data on risk premiums for each asset class is adjusted to reflect any systemic changes that have occurred in the relevant markets; e.g., the higher current valuations for equities, as a multiple of earnings, relative to the longer-term average for such valuations.

        While the precise expected long-term return derived using the above approach will fluctuate somewhat from year to year, our policy is to hold this long-term assumption constant as long as it remains within a reasonable tolerance from the derived rate.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(11) Pension Benefits (Continued)

        Net periodic cost includes the following components (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Service cost—benefits earned during the period	$3,284	$2,393	$1,943
Interest cost on projected benefit obligation	2,111	2,036	2,052
Expected return on plan assets	(3,635)	(2,918)	(2,630)
Amortization of unrecognized prior service cost	44	45	45
Amortization of loss	815	921	405

Net pension cost	$2,619	$2,477	$1,815

        The asset allocation for our pension plans at the end of fiscal 2013 and fiscal 2012, and the target allocation for fiscal 2014, by asset category, follows.

        Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation	December 28, 2013	December 29, 2012
Equity securities	75%	79%	59%
Fixed income securities	25%	17%	32%
Other	—	4%	9%

Total		100%	100%

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(11) Pension Benefits (Continued)

        The fair values of our pension plan assets at December 28, 2013 and December 29, 2012, utilizing the fair value hierarchy discussed in Note 7, "Fair Value Measurements" follow (in thousands):

	December 28, 2013		December 29, 2012
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$2,480	$—	$4,373	$—
Equity securities:
U.S. mutual funds	25,921	—	14,248	—
Foreign mutual funds	—	—	—	—
U.S. common stocks	17,832	—	12,979	—
Foreign common stocks	3,374	—	1,085	—
Fixed income securities:
U.S. mutual funds	10,094	—	15,024	—

Total	$59,701	$—	$47,709	$—

        The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $17.8 million of U.S. common stocks in the investment portfolio at the end of fiscal 2013, $5.5 million was invested in B&G Foods' common stock. Of the $13.0 million of U.S. common stocks in the investment portfolio at the end of fiscal 2012, $4.6 million was invested in B&G Foods' common stock.

        Information about the expected cash flows for the pension plan follows (in thousands):

Pension Payments
Benefit payments:
2014	$1,471
2015	1,679
2016	1,799
2017	2,066
2018	2,322
2019 to 2023	15,627

        We currently anticipate making contributions of approximately $1.8 million to our pension plan in fiscal 2014.

        We also sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $1.0 million, $0.8 million and $0.7 million for fiscal 2013, 2012 and 2011, respectively.

        We also contribute to the Bakery and Confectionary Union and Industry International Pension Fund (EIN 52-6118572, Plan No. 001), a multi-employer pension plan, sponsored by the Bakery,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

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

        We were notified that for the plan year beginning January 1, 2012, the plan is in critical status and classified in the Red Zone. The law requires that all contributing employers pay to a plan a surcharge to help correct the plan's financial situation. The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement. A 5% surcharge payable on hours worked on and after June 1, 2012 until December 31, 2012 was charged for plan year 2012, the initial critical year. A 10% surcharge payable on hours worked on and after January 1, 2013 will be applicable for each succeeding plan year that the plan is in critical status until we agree to a collective bargaining agreement that implements a rehabilitation plan. There were no significant changes in the contractual employer contribution rate or number of employees for 2011 or 2010. B&G Foods made contributions to the plan of $1.0 million in each of fiscal 2013, 2012 and 2011, respectively. These contributions represented less than five percent of total contributions made to the plan. In each of fiscal 2013 and 2012, we paid less than $0.1 million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2014 assuming consistent hours are worked.

(12) Commitments and Contingencies

        Operating Leases.    We have several noncancelable operating leases, primarily for our corporate headquarters, one of our manufacturing facilities, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance. Total rental expense for our operating leases was $6.9 million, $5.5 million and $5.5 million, for fiscal 2013, 2012 and 2011, respectively.

        As of December 28, 2013, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows (in thousands):

Fiscal year ending:	Third Parties
2014	$4,309
2015	3,350
2016	3,289
2017	883
2018	774
Thereafter	902

Total	$13,507

        Legal Proceedings.    We are from time to time involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, product labeling claims, worker's compensation and other employee claims, and tort and other general liability claims, as well as trademark, copyright, patent infringement and related claims and legal actions. While

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(12) Commitments and Contingencies (Continued)

we cannot predict with certainty the results of these claims and legal actions in which we are currently or in the future may be involved, we do not expect that the ultimate disposition of any currently pending claims or actions will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

        Pirate Brands has been named as a defendant in six duplicative putative class actions, two of which were filed prior to our ownership of Pirate Brands. The cases allege that Pirate Brands' products are improperly labeled as "natural" because they contain "genetically modified" and processed ingredients. The first case was filed in December 2012 in New York. A duplicative case was then filed in February 2013 in California, which has been transferred to New York. Identical actions were then filed in July 2013 in Florida, Washington, California and New Jersey. Pirate Brands was successful in its efforts to have all six cases transferred to New York to be coordinated before a single judge. No discovery has commenced in any of the cases, and a motion to dismiss the claims is pending. Based upon information currently available, we do not believe the ultimate resolution of these actions will have a material adverse effect on B&G Foods' consolidated financial position, results of operations or liquidity.

        Selling, general and administrative expenses for fiscal 2013 include a gain of $1.5 million relating to a legal settlement.

        Environmental.    We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2013, 2012 or 2011 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

        Collective Bargaining Agreements.    As of December 28, 2013, approximately 330 of our 984 employees, or 33.5%, were covered by collective bargaining agreements, of which 46 were covered by a collective bargaining agreement expiring within one year. Our collective bargaining agreement with the Local 863 International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America that covers certain employees at our Roseland, New Jersey manufacturing facility is scheduled to expire on March 31, 2014. As of the date of issuance of the accompanying consolidated financial statements, we are in negotiations for a new collective bargaining agreement for our Roseland, New Jersey facility. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate the Roseland, New Jersey collective bargaining agreement on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition or results of operations. None of our other collective bargaining agreements is scheduled to expire within one year.

        Severance and Change of Control Agreements.    We have employment agreements with each of our seven executive officers. The agreements generally continue until terminated by the executive or by us,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(12) Commitments and Contingencies (Continued)

and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employee's death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements). Severance benefits include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

(13) Incentive Plans

        Annual Bonus Plan.    Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company's attainment of pre-set annual financial objectives. Awards are normally paid in cash in a lump sum following the close of each plan year. At December 28, 2013 and December 29, 2012, accrued expenses in the accompanying consolidated balance sheets include annual bonus accruals of $4.7 million and $3.8 million, respectively.

        2008 Omnibus Incentive Compensation Plan.    Upon the recommendation of our compensation committee, our board of directors on March 10, 2008 adopted (subject to stockholder approval) the B&G Foods, Inc. 2008 Omnibus Incentive Compensation Plan, which we refer to as the 2008 Omnibus Plan. Our stockholders approved the 2008 Omnibus Plan at our annual meeting on May 6, 2008. Our stockholders reapproved the material terms of the performance goals in our 2008 Omnibus Plan at our annual meeting on May 16, 2013.

        The 2008 Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. Subject to adjustment as provided in the plan, the total number of shares of common stock available for awards under the plan is 4,500,000, of which 2,907,432 were available for future issuance as of December 28, 2013. Some of those shares are subject to outstanding performance share long-term incentive awards (LTIAs) as described in the table below.

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

        Each LTIA has a threshold, target and maximum payout. The awards are settled based upon our performance over the applicable performance period. For the LTIAs granted to date, the applicable performance metric is and has been "excess cash" (as defined in the award agreements). If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant to the awards. If our performance meets or exceeds the performance threshold, then a varying amount of shares from the threshold amount (50% of the target number of shares) up to the maximum amount (200% or 300% of the target number of shares) may be earned.

        Subject to the performance goal for the applicable performance period being certified in writing by our compensation committee as having been achieved, shares of common stock are issued prior to March 15 following the completion of the performance period.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(13) Incentive Plans (Continued)

        The following table details the activity in our performance share LTIAs for fiscal 2013:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)
Beginning of fiscal 2013	1,012,729	(1)	$10.83
Granted	116,048	(1)	$28.24
Vested	(512,885)		$7.29
Forfeited	(4,035)		$18.48

End of fiscal 2013	611,857	(1)	$17.05

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

        The following table details the number of shares of common stock issued by our company during fiscal 2013, 2012 and 2011 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share based compensation:

	December 28, 2013	December 29, 2012	December 31, 2011
Number of performance shares vested	512,885	1,124,205	403,431
Shares withheld to fund statutory minimum tax withholding	214,878	463,942	152,126

Shares of common stock issued for performance share long-term incentive awards	298,007	660,263	251,305
Shares of common stock issued to non-employee directors for annual equity grants	14,592	17,436	17,796
Shares of common stock issued for other share based compensation, net of shares withheld to fund statutory minimum tax withholding	—	9,394	9,008

Total shares of common stock issued	312,599	687,093	278,109

Excess tax benefit recorded to additional paid in capital	$4,192	$8,031	$1,047

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(13) Incentive Plans (Continued)

        The following table sets forth the compensation expense recognized for share-based payments (LTIAs, non-employee director stock grants and other share based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2013	Fiscal 2012	Fiscal 2011
Compensation expense included in cost of goods sold	$855	$772	$767
Compensation expense included in selling, general and administrative expenses	3,080	3,005	3,331

Total compensation expense for share-based payments	$3,935	$3,777	$4,098

        As of December 28, 2013, there was $3.0 million of unrecognized compensation expense related to LTIAs, which is expected to be recognized over the next two years.

(14) Net Sales by Brand

        The following table sets forth net sales by brand (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Brand(1):
Ortega	$137,192	$135,147	$131,371
Maple Grove Farms of Vermont	77,084	74,846	73,679
Cream of Wheat	65,202	64,850	67,380
Mrs. Dash(2)	61,846	62,089	3,653
Polaner	37,036	38,394	38,579
Las Palmas	34,486	35,541	33,784
New York Style(3)	33,000	5,910	—
Pirate Brands(4)	32,545	—	—
Bloch & Guggenheimer	26,988	28,746	32,937
B&M	21,210	23,061	22,005
Underwood	19,996	21,348	22,075
Ac'cent	18,824	19,326	19,544
Emeril's	16,247	17,809	17,728
TrueNorth(5)	13,045	—	—
Rickland Orchards(6)	12,867	—	—
All other brands(7)	117,405	106,745	81,131

Total	$724,973	$633,812	$543,866

(1)
Net sales for each brand also includes branded net sales and, if applicable, any private label and food service net sales attributable to the brand.

(2)
We completed the acquisition of the Mrs. Dash brand on November 30, 2011.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2013, December 29, 2012 and December 31, 2011

(14) Net Sales by Brand (Continued)

(3)
We completed the acquisition of the New York Style brand on October 31, 2012.

(4)
We completed the acquisition of Pirate Brands on July 8, 2013.

(5)
We acquired the TrueNorth brand on May 6, 2013.

(6)
We acquired the Rickland Orchards brand on October 7, 2013.

(7)
Net sales for "all other brands" has been impacted by the acquisition of the Sugar Twin, Baker's Joy, Molly McButter, Static Guard and Kleen Guard brands acquired as part of the Mrs. Dash acquisition, which was completed on November 30, 2011.

(15) Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, expect per share data)
Net sales
2013	$171,194	$160,882	$181,350	$211,547
2012	$157,339	$148,612	$154,155	$173,706
Gross profit
2013	$58,812	$55,697	$61,266	$67,148
2012	$56,825	$51,756	$55,279	$59,483
Net income (loss)
2013	$19,634	$(1,433)	$15,350	$18,792
2012	$16,778	$16,026	$16,897	$9,559
Basic and diluted earnings (loss) per share
2013	$0.37	$(0.03)	$0.29	$0.35
2012	$0.35	$0.33	$0.35	$0.18
Cash dividends declared per share
2013	$0.29	$0.29	$0.32	$0.33
2012	$0.27	$0.27	$0.27	$0.29

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

(16) Subsequent Events.

        On February 24, 2014, our Board of Directors increased our company's quarterly dividend from $0.33 to $0.34 per share of common stock. On an annualized basis, the dividend increased from $1.32 to $1.36 per share. The next quarterly dividend will be payable on April 30, 2014 to shareholders of record as of March 31, 2014.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year ended December 31, 2011:
Allowance for doubtful accounts and discounts	$765	$(36)	—	$6	(a)	$723
Year ended December 29, 2012:
Allowance for doubtful accounts and discounts	$723	$142	—	$34	(a)	$831
Year ended December 28, 2013:
Allowance for doubtful accounts and discounts	$831	$257	—	$7	(a)	$1,081

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

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our evaluation under the framework of Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 28, 2013. The effectiveness of our internal control over financial reporting as of December 28, 2013 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

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

Changes in Internal Control Over Financial Reporting.

        As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal

2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading "Available Information," the information required by this Item will appear in the sections entitled "Corporate Governance," "Proposal 1—Election of Directors," "Our Management," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" included in our definitive proxy statement to be filed on or before April 28, 2014, relating to the 2014 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item will appear in the section entitled "Executive Compensation" and "Compensation Discussion and Analysis" included in our definitive proxy statement to be filed on or before April 28, 2014, relating to the 2014 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes information, as of December 28, 2013, relating to the 2008 Omnibus Incentive Compensation Plan, which was approved by the company's stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	611,857	(1)		(2)	2,295,575	(1)(3)
Equity compensation plans not approved by security holders	—		—		—

Total	611,857	(1)	—		2,295,575	(1)(3)

(1)
For the 2011 to 2013 performance share long-term incentive awards (LTIAs), 2012 to 2014 performance share LTIAs and 2013 to 2015 performance share LTIAs, includes the maximum number of shares (i.e., 200% or 300% of the target number of shares) of common stock that may be issued under the 2008 Omnibus Incentive Compensation Plan in respect of the LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. 203,777 shares of common stock (which is net of shares withheld for minimum statutory tax withholding) were issued in February 2014 in respect of the 2011 to 2013 LTIAs.

(2)
Not applicable.

(3)
As of the end of fiscal 2013, of the 4,500,000 shares authorized for issuance under the 2008 Omnibus Plan, 2,907,432 remained available for issuance. This number exceeds the number set forth in column (c) because the actual number of shares to be issued under the LTIAs is likely to be substantially lower than the number of shares listed in column (a) because plan participants are likely to have shares withheld by our company to satisfy tax withholding requirements. In addition, as noted in footnote (1) above, the chart assumes maximum awards (i.e., 200% or 300% of the target number of shares) will be earned for the performance share LTIAs. There is no certainty, however, that awards will in fact be achieved at the maximum level or at all. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan.

          The remaining information required by this item will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in our definitive proxy statement to be filed on or before April 28, 2014, relating to the 2014 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

          The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" and "Corporate Governance" included in our definitive proxy statement to be filed on or before April 28, 2014, relating to the 2014 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

          The information required by this item will appear in the section entitled "Independent Registered Public Accounting Firm Fees" included in our definitive proxy statement to be filed on or before April 28, 2014, relating to the 2014 annual meeting of stockholders, which information is incorporated herein by reference.

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
2.2
Asset Purchase Agreement, dated as of September 19, 2012, among Chipita America, Inc., B&G Foods North America, Inc., and, for purposes of Articles X and XI thereof only, Chipita S.A. (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed on September 25, 2012)
2.3
Stock Purchase Agreement and Agreement and Plan of Merger, dated as of June 7, 2013, among Robert's American Gourmet Food, LLC, VMG Pirate's Booty Blocker, Inc., VMG Equity Partners GP, L.P., VMG Tax-Exempt, L.P., VMG Partners, LLC, B&G Foods North America, Inc., OT Acquisition, LLC and B&G Foods, Inc., as Guarantor (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed on June 11, 2013, and incorporated by reference herein)
3.1
Second Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods' Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION
3.2	Bylaws of B&G Foods, Inc., as amended and restated through February 27, 2013 (Filed as Exhibit 3.1 to B&G Foods' Current Report on Form 8-K filed on March 4, 2013, and incorporated by reference herein)
4.1
Indenture, dated as of June 4, 2013, between B&G Foods, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to B&G Foods' Current Report on Form 8-K filed on June 4, 2013, and incorporated by reference herein)
4.2
First Supplemental Indenture, dated as of June 4, 2013, among B&G Foods, Inc., B&G Foods North America, Inc., B&G Foods Snacks, Inc., William Underwood Company, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.625% senior notes due 2021 (Filed as Exhibit 4.2 to B&G Foods' Current Report on Form 8-K filed on June 4, 2013, and incorporated by reference herein)
4.3	Form of 4.625% Senior Note due 2021 (included in Exhibit 4.2)
4.4	Form of stock certificate for common stock (Filed as Exhibit 4.1 to B&G Foods' Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)
10.1
Amended and Restated Credit Agreement, dated as of December 12, 2012, among B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time party thereto as lenders and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, Barclays Bank PLC, and RBC Capital Markets, as joint lead arrangers and joint bookrunners, Barclays Bank PLC and RBS Citizens, N.A., as co-syndication agents, and Royal Bank of Canada, as documentation agent (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on December 14, 2012, and incorporated by reference herein)
10.2
Guarantee and Collateral Agreement, dated as of November 30, 2011, among B&G Foods, Inc., B&G Foods North America, Inc., William Underwood Company, each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on December 6, 2011, and incorporated by reference herein)
10.3
Second Amendment Agreement, dated as of July 3, 2013, to the Credit Agreement dated as of November 30, 2011 (as amended by that certain Amendment Agreement, which effected the Amended and Restated Credit Agreement, each dated as of December 12, 2012), among B&G Foods, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party thereto as Lenders, and Credit Suisse AG, as administrative agent for the Lenders and as Collateral Agent for the Secured Parties (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on July 8, 2013, and incorporated by reference herein)
10.3
Agreement by and between MSLO Emeril Acquisition Sub LLC (successor by assignment to Emeril's Food of Love Productions, L.L.C.) and B&G Foods, Inc. dated June 9, 2000 (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated herein by reference)
10.4
Amended and Restated Employment Agreement by and between David L. Wenner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)

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
10.10	Employment Agreement, dated as of October 7, 2013, between Jason I. Cohen and B&G Foods, Inc.
10.11	Form of B&G Foods, Inc. Performance Share Long-Term Incentive Award Agreement.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of B&G Foods, Inc.
23.1	Consent of KPMG LLP.
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.
101.1
The following financial information from B&G Foods' Annual Report for the year ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 26, 2014	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL
Robert C. Cantwell Executive Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Chairman of the Board of Directors	February 26, 2014
/s/ DAVID L. WENNER David L. Wenner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014
/s/ ROBERT C. CANTWELL Robert C. Cantwell	Executive Vice President of Finance, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 26, 2014
/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director	February 26, 2014
/s/ CHARLES F. MARCY Charles F. Marcy	Director	February 26, 2014
/s/ DENNIS M. MULLEN Dennis M. Mullen	Director	February 26, 2014
/s/ CHERYL M. PALMER Cheryl M. Palmer	Director	February 26, 2014
/s/ ALFRED POE Alfred Poe	Director	February 26, 2014