Form 10-Q
period 2014-03-29
B&G Foods, Inc.
filed 2014-04-24
CIK 1278027

As filed with the Securities and Exchange Commission on April 24, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2014

or

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

As of April 24, 2014, the registrant had 53,649,687 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 29, 2014	December 28, 2013

Assets

Current assets:
Cash and cash equivalents	$17,004	$4,107
Trade accounts receivable, net	55,442	62,763
Inventories	103,495	101,251
Prepaid expenses and other current assets	7,069	8,079
Income tax receivable	383	3,422
Deferred income taxes	1,963	2,115
Total current assets	185,356	181,737

Property, plant and equipment, net of accumulated depreciation of $118,265 and $114,685	108,923	110,374
Goodwill	320,317	319,292
Other intangibles, net	840,894	844,141
Other assets	27,556	28,799
Total assets	$1,483,046	$1,484,343

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$29,857	$42,638
Accrued expenses	23,962	19,189
Current portion of long-term debt	22,500	26,250
Dividends payable	18,241	17,637
Total current liabilities	94,560	105,714

Long-term debt	852,178	844,635
Other liabilities	8,972	8,692
Deferred income taxes	150,885	146,939
Total liabilities	1,106,595	1,105,980
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 53,649,687 and 53,445,910 shares issued and outstanding as of March 29, 2014 and December 28, 2013	536	534
Additional paid-in capital	163,443	183,113
Accumulated other comprehensive loss	(2,492)	(2,471)
Retained earnings	214,964	197,187
Total stockholders’ equity	376,451	378,363
Total liabilities and stockholders’ equity	$1,483,046	$1,484,343

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013

Net sales	$198,140	$171,194
Cost of goods sold	133,471	112,382
Gross profit	64,669	58,812

Operating expenses:
Selling, general and administrative expenses	22,603	16,508
Amortization expense	3,247	2,067
Operating income	38,819	40,237

Other expenses:
Interest expense, net	11,142	9,773
Income before income tax expense	27,677	30,464
Income tax expense	9,900	10,830
Net income	$17,777	$19,634

Weighted average shares outstanding:
Basic	53,650	52,715
Diluted	53,707	52,942

Basic and diluted earnings per share	$0.33	$0.37

Cash dividends declared per share	$0.34	$0.29

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013

Net income	$17,777	$19,634

Other comprehensive income:
Foreign currency translation adjustments	(28)	(19)
Change in pension benefit, net of taxes	7	152
Other comprehensive income	(21)	133
Comprehensive income	$17,756	$19,767

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013

Cash flows from operating activities:
Net income	$17,777	$19,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,895	5,420
Amortization of deferred debt financing costs and bond discount	1,044	1,175
Deferred income taxes	4,094	4,742
Interest accretion on contingent consideration	232	—
Share-based compensation expense	565	670
Excess tax benefits from share-based compensation	(2,383)	(4,349)
Provision for doubtful accounts	(50)	25
Changes in assets and liabilities:
Trade accounts receivable	6,819	(3,484)
Inventories	(2,700)	2,010
Prepaid expenses and other current assets	1,010	1,105
Income tax receivable	5,422	5,264
Other assets	255	(141)
Trade accounts payable	(12,781)	(1,842)
Accrued expenses	4,756	(6,681)
Other liabilities	48	(441)
Net cash provided by operating activities	31,003	23,107

Cash flows from investing activities:
Capital expenditures	(2,212)	(1,715)
Net cash used in investing activities	(2,212)	(1,715)

Cash flows from financing activities:
Repayments of long-term debt	(3,752)	(6,750)
Borrowings under revolving credit facility	25,000	5,000
Repayments of borrowings under revolving credit facility	(17,500)	(5,000)
Dividends paid	(17,637)	(15,243)
Excess tax benefits from share-based compensation	2,383	4,349
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(4,375)	(6,812)
Net cash used in financing activities	(15,881)	(24,456)

Effect of exchange rate fluctuations on cash and cash equivalents	(13)	(9)
Net increase/(decrease) in cash and cash equivalents	12,897	(3,073)

Cash and cash equivalents at beginning of period	4,107	19,219
Cash and cash equivalents at end of period	$17,004	$16,146

Supplemental disclosures of cash flow information:
Cash interest payments	$1,844	$12,634
Cash income tax payments	$351	$826
Non-cash transactions:
Dividends declared and not yet paid	$18,241	$15,329

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters, Greek yogurt coated granola bars and bites and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Brer Rabbit, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril’s, Grandma’s Molasses, JJ Flats, Joan of Arc, Las Palmas, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Style, Old London, Original Tings, Ortega, Pirate’s Booty, Polaner, Red Devil, Regina, Rickland Orchards, Sa-són, Sclafani, Smart Puffs, Sugar Twin, Trappey’s, TrueNorth, Underwood, Vermont Maid and Wright’s.  We also sell and distribute two branded household products, Static Guard and Kleen Guard. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

Acquisitions

On May 6, 2013, we acquired the TrueNorth brand from DeMet’s Candy Company.  We refer to this acquisition as the “TrueNorth acquisition.”

On July 8, 2013, we completed the acquisition of Pirate Brands, LLC, including the Pirate’s Booty, Smart Puffs and Original Tings brands, from affiliates of VMG Partners and Driven Capital Management and certain other entities and individuals for a purchase price of $195.4 million in cash.  We refer to this acquisition as the “Pirate Brands acquisition.”

On October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC for a purchase price of $57.5 million, of which approximately $37.4 million was paid in cash and approximately $20.1 million was paid in shares of common stock of B&G Foods (based on the closing price of $35.15 per share on October 4, 2013), plus contingent consideration ranging from zero to a maximum of $15.0 million in the aggregate, which is payable based upon the achievement of specified operating results during fiscal 2014, 2015 and 2016.  At the date of acquisition, we estimated the fair value of the contingent consideration to be approximately $7.6 million.  We are required to reassess the fair value of the contingent consideration on a periodic basis.  Our estimate of the fair value of the contingent consideration did not change during the first quarter of 2014.  We recorded $0.2 million of interest accretion expense on the contingent consideration liability during the first quarter of 2014. See Note 6, “Fair Value Measurements.” We refer to this acquisition as the “Rickland Orchards acquisition.”

We have accounted for each of these acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective dates of acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles and amortizable trademarks acquired are amortized over 10 to 20 years.  Goodwill and other intangible assets are deductible for income tax purposes.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit and the property, plant and equipment and other intangible assets (including trademarks, customer

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist.  See Note 4, “Goodwill and Other Intangible Assets.”

The following table sets forth the preliminary allocation of the Rickland Orchards acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to intangibles acquired.  During the first quarter of 2014, we recorded a purchase price allocation adjustment by increasing goodwill and decreasing other working capital by $0.8 million due to a change in our valuation of accounts receivable and inventory as of the date of acquisition. We anticipate completing the purchase price allocation during the second quarter of fiscal 2014.

Rickland Orchards Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$37,376
Equity issued	20,124
Fair value of contingent consideration	7,566
Total	$65,066

Preliminary Allocation:
Trademarks — amortizable intangible assets	$35,000
Goodwill	22,098
Customer relationship intangibles—amortizable intangible assets	9,000
Other working capital	(1,032)
Total	$65,066

The following table sets forth the allocation of the Pirate Brands acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. During the first quarter of 2014, we recorded a purchase price allocation adjustment by increasing goodwill and decreasing other working capital by $0.2 million due to a change in our valuation of accounts receivable as of the date of acquisition. We completed the purchase price allocation during the first quarter of fiscal 2014.

Pirate Brands Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$195,417
Total	$195,417

Allocation:
Trademarks — unamortizable intangible assets	$152,800
Goodwill	29,953
Customer relationship intangibles—amortizable intangible assets	11,400
Other working capital	1,264
Total	$195,417

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the first quarter of 2013 presents our operations as if the Pirate Brands and Rickland Orchards acquisitions had occurred as of the beginning of fiscal 2012.  In addition to including the results of operations of these acquisitions, the pro forma information gives effect to the interest on additional borrowings, the amortization of trademark and customer relationship intangibles, and the issuance of shares of common stock.

March 30, 2013
Net sales	$205,285
Net income	19,125
Basic and diluted earnings per share	$0.36

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Pirate Brands and Rickland Orchards acquisitions had occurred as of the beginning of fiscal 2012 and is not intended to be a projection of future results.

The TrueNorth acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(2)                                 Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal year ending January 3, 2015 (fiscal 2014) contains 53 weeks and our fiscal year ending December 28, 2013 (fiscal 2013) contains 52 weeks.  Each quarter of fiscal 2014 and 2013 contains 13 weeks, except the fourth quarter of 2014, which will contain 14 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended March 29, 2014 (first quarter of 2014) and March 30, 2013 (first quarter of 2013) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of March 29, 2014, and the results of our operations, comprehensive income and cash flows for the first quarter of each

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

of 2014 and 2013.  Our results of operations for the first quarter of 2014 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2013 filed with the SEC on February 26, 2014. Certain reclassifications, none of which were material, have been made to the prior year amounts to conform to the current year presentation.

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

Recently Issued Accounting Standards

There have been no significant developments to recently issued accounting standards from those disclosed in our 2013 Annual Report on Form 10-K.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	March 29, 2014	December 28, 2013
Raw materials and packaging	$22,772	$25,075
Finished goods	80,723	76,176
Total	$103,495	$101,251

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of March 29, 2014			As of December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Trademarks	$41,800	$1,873	$39,927	$41,800	$1,031	$40,769
Customer relationships	187,540	51,473	136,067	187,569	49,097	138,472
	$229,340	$53,346	$175,994	$229,369	$50,128	$179,241

Unamortizable Intangible Assets
Goodwill	$320,317			$319,292
Trademarks	$664,900			$664,900

Note: The increases in carrying amounts are attributable to purchase accounting adjustments related to the Pirate Brands and Rickland Orchards acquisitions.

Amortization expense associated with trademarks for the first quarter of 2014 was $0.8 million and is recorded in operating expenses.  We did not have amortization expense associated with trademarks for the first quarter of 2013.  We expect to recognize an additional $2.5 million of amortization expense associated with our amortizable trademarks during the remainder of fiscal 2014, and thereafter $3.4 million per year for each of the next four fiscal years.

Amortization expense associated with customer relationship intangibles for the first quarter of each of 2014 and 2013 was $2.4 million and $2.1 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $7.2 million of amortization expense associated with our customer relationship and other intangibles during the remainder of fiscal 2014, and thereafter $9.6 million per year for each of the next four fiscal years.

(5)                                 Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	March 29, 2014	December 28, 2013
Senior secured credit agreement:
Revolving credit facility	$47,500	$40,000
Tranche A term loan due 2016	127,500	131,250
4.625% senior notes due 2021	700,000	700,000
Unamortized discount	(322)	(365)
Total long-term debt, net of unamortized discount	874,678	870,885
Current portion of long-term debt	(22,500)	(26,250)
Long-term debt, net of unamortized discount and excluding current portion	$852,178	$844,635

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-Term Debt (Continued)

As of March 29, 2014, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2014	$22,500
2015	22,500
2016	130,000
2017	—
2018	—
Thereafter	700,000
Total	$875,000

Senior Secured Credit Agreement.  At March 29, 2014, $127.5 million of tranche A term loans were outstanding and $47.5 million of revolving loans were outstanding under our senior secured credit agreement.

At March 29, 2014, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $252.0 million.  Proceeds of the revolving credit facility are restricted for use solely for general corporate purposes and acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on November 30, 2016.

The tranche A term loans are subject to principal amortization.  $26.3 million is due and payable in fiscal 2014, of which $3.8 million has been paid as of March 29, 2014, and $22.5 million is due and payable in fiscal 2015.  The balance of all borrowings under the tranche A term loan facility, or $82.5 million, is due and payable at maturity on November 30, 2016.

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

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-Term Debt (Continued)

consolidated leverage ratio.  At the end of the first quarter of 2014, the revolving credit facility and the tranche A term loan interest rates were each approximately 3.15%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement.  Our consolidated leverage ratio (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) may not exceed 7.00 to 1.00 through the fourth quarter of 2014; 6.75 to 1.00 for the first quarter of 2015 through the fourth quarter of 2015; and 6.50 to 1.00 for the first quarter of 2016 and thereafter.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of March 29, 2014, we were in compliance with all of the covenants, including financial covenants, in the credit agreement.

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

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of March 29, 2014, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

Deferred Debt Financing Costs.  As of March 29, 2014 and December 28, 2013 we had net deferred debt financing costs of $16.8 million and $17.8 million, respectively.

Accrued Interest.  At March 29, 2014 and December 28, 2013 accrued interest of $11.6 million and $3.3 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of March 29, 2014 and December 28, 2013 are as follows (in thousands):

	March 29, 2014				December 28, 2013
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	47,500		47,500	(1)	40,000		40,000	(1)
Tranche A Term Loans due 2016	127,178	(2)	127,500	(1)	130,885	(2)	131,250	(1)
4.625% Senior Notes due 2021	700,000		691,250	(3)	700,000		672,000	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans are net of discount.  At March 29, 2014 and December 28, 2013, the face amounts of the tranche A term loans were $127.5 million and $131.3 million, respectively.

(3)         Fair values are estimated based on quoted market prices.

For the Rickland Orchards acquisition, additional purchase price payments ranging from zero to $15.0 million are contingent upon the achievement of certain operating results.  We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments.  As of the date of acquisition, we estimated the original fair value of the contingent consideration to be approximately $7.6 million.  We are required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in these estimates include numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts. A one percentage point change in the discount rates used would result in a change to the recorded liability of approximately $0.1 million as of March 29, 2014.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Fair Value Measurements (Continued)

The following table summarized the Level 3 activity (in thousands):

March 29, 2014

Balance at beginning of year	$7,774
Contingent consideration accretion expense	232
Contingent consideration paid	—
Balance at end of quarter	$8,006

(7)                                 Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss as of March 29, 2014 and March 30, 2013 are as follows (in thousands):

	Amount Reclassified From AOCL
Details about AOCL Components	March 29, 2014	March 30, 2013	Affected Line Item in the Statement Where Net Income (loss) is Presented
Defined benefit pension plan items
Amortization of prior service cost	$11	$11	See (1) below
Amortization of unrecognized loss	—	229	See (1) below
	11	240	Total before tax
	(4)	(88)	Income tax expense
Total reclassification	$7	$152	Net of tax

(1)         These items are included in the computation of net periodic pension cost.  See Note 8, “Pension Benefits” for additional information.

Changes in accumulated other comprehensive loss as of March 29, 2014 is as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total

Beginning balance	$(2,340)	$(131)	$(2,471)
Other comprehensive loss before reclassifications	—	(28)	(28)
Amounts reclassified from AOCL	7	—	7
Net current period other comprehensive income (loss)	7	(28)	(21)
Ending balance	$(2,333)	$(159)	$(2,492)

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)                                 Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension costs for company sponsored defined benefit pension plans for the first quarter of 2014 and 2013 include the following components (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013

Service cost—benefits earned during the period	$708	$909
Interest cost on projected benefit obligation	601	527
Expected return on plan assets	(1,084)	(896)
Amortization of unrecognized prior service cost	11	11
Amortization of unrecognized loss	—	229
Net periodic pension cost	$236	$780

During the first quarter of 2014, we have not made any defined benefit pension plan contributions.  We plan to make approximately $1.8 million of contributions during the remainder of fiscal 2014.

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

We were notified that for the plan year beginning January 1, 2012, the plan was in critical status and classified in the Red Zone.  As of the date of the accompanying unaudited consolidated interim financial statements, the plan remains in critical status.  The law requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation.  The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement.  A 5% surcharge payable on hours worked on and after June 1, 2012 until December 31, 2012 was charged for plan year 2012, the initial critical year.  A 10% surcharge payable on hours worked on and after January 1, 2013 will be applicable for each succeeding plan year that the plan is in critical status until we agree to a collective bargaining agreement that implements a rehabilitation plan. B&G Foods made contributions to the plan of $1.0 million in fiscal 2013. These contributions represented less than five percent of total contributions made to the plan.  In fiscal 2013, we paid less than $0.1 million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2014 assuming consistent hours are worked.

(9)                                 Commitments and Contingencies

Operating Leases.  As of March 29, 2014, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Commitments and Contingencies (Continued)

Fiscal year ending:	Third Parties
2014	$4,186
2015	6,107
2016	6,079
2017	3,620
2018	3,537
Thereafter	4,246
Total	$27,775

Legal Proceedings.  We are from time to time involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, product labeling claims, worker’s compensation and other employee claims, and tort and other general liability claims, as well as trademark, copyright, patent infringement and related claims and legal actions.  While we cannot predict with certainty the results of these claims and legal actions in which we are currently or in the future may be involved, we do not expect that the ultimate disposition of any currently pending claims or actions will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first quarter of 2014 or 2013 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of March 29, 2014, approximately 331 of our 969 employees, or 34.2%, were covered by collective bargaining agreements.  During the first quarter of 2014, we reached an agreement in principal with the Local 863 International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, to extend for an additional six-year period ending March 31, 2020, a collective bargaining agreement that covers approximately 44 employees at our Roseland, New Jersey manufacturing facility.  The new agreement has been ratified by the union employees at the facility.  None of our collective bargaining agreements is scheduled to expire within one year.

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

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Weighted average shares outstanding:
Basic	53,649,687	52,714,680
Net effect of potentially dilutive share-based compensation awards	57,413	227,067
Diluted	53,707,100	52,941,747

(11)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 52.2% and 50.6% of consolidated net sales for the first quarter of 2014 and 2013, respectively.  Our top ten customers accounted for approximately 52.2% and 46.1% of our consolidated trade accounts receivables as of March 29, 2014 and December 28, 2013, respectively.  Other than Wal-Mart, which accounted for 19.0% and 19.5% of our consolidated net sales for the first quarter of 2014 and 2013, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2014 or 2013.  Other than Wal-Mart, which accounted for 13.2% and 12.9% of our consolidated trade accounts receivables as of March 29, 2014 and December 28, 2013, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of March 29, 2014, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first quarter of 2014 and 2013, our sales to foreign countries represented approximately 2.5% and 3.3%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards, non-employee director stock grants and other share based compensation, if any) during the first quarter of 2014 and 2013 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
Consolidated Statements of Operations Location	March 29, 2014	March 30, 2013

Compensation expense included in cost of goods sold	$285	$163
Compensation expense included in selling, general and administrative expenses	280	507
Total compensation expense for share-based payments	$565	$670

As of March 29, 2014, there was $4.8 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 2.75 years.

The following table details the activity in our non-vested performance share long-term incentive awards for the first quarter of 2014:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2014	611,818	(1)	$17.05
Granted	174,834	(1)	$27.42
Vested	(342,576)		$11.78
Forfeited	(14,258)		$27.65
End of first quarter 2014	429,818	(1)	$24.65

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)                          Share-Based Payments (Continued)

The following table details the number of shares of common stock issued by our company during the first quarter of 2014 and 2013 upon the vesting of performance share long-term incentive awards and other share based compensation:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Number of performance shares vested	342,576	512,885
Shares withheld to fund statutory minimum tax withholding	138,799	214,878
Total shares of common stock issued	203,777	298,007
Excess tax benefit recorded to additional paid in capital	$2,383	$4,349

(13)                          Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Brand (1):
Ortega	$34,931	$36,196
Pirate Brands (2)	20,376	—
Cream of Wheat	18,558	18,863
Maple Grove Farms of Vermont	18,216	19,163
Mrs. Dash	16,931	17,153
Polaner	9,001	9,853
Rickland Orchards (3)	8,647	—
Las Palmas	8,266	8,595
New York Style	8,022	8,005
Bloch & Guggenheimer	5,878	6,349
TrueNorth (4)	5,795	—
Underwood	4,527	4,989
Ac’cent	4,481	4,463
B&M	3,904	4,989
Emeril’s	3,890	4,368
All other brands	26,717	28,208
Total	$198,140	$171,194

(1)         Net sales for each brand include, if applicable, any private label and food service net sales attributable to the brand.

(2)         We completed the acquisition of Pirate Brands on July 8, 2013.

(3)         We acquired the Rickland Orchards brand on October 7, 2013.

(4)         We acquired the TrueNorth brand on May 6, 2013.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)                          Related Party Transactions

Except as noted below, there were no related party transactions in the first quarter of 2014 with any director or executive officer of B&G Foods or any other related person, as defined in Rule 404 under Regulation S-K promulgated under the Securities Act of 1933, as amended, and none is proposed.

On October 7, 2013, we completed the acquisition of all the issued and outstanding equity interests of Rickland Orchards LLC from Natural Instincts LLC for a purchase price of $57.5 million, of which approximately $37.4 million was paid in cash and approximately $20.1 million was paid in shares of common stock of B&G Foods (based on the closing price of $35.15 per share on October 4, 2013), plus consideration of up to a maximum of $15.0 million in the aggregate, is payable based upon the achievement of specified operating results during fiscal 2014, 2015 and 2016.  Following the completion of the acquisition, Jason Cohen, the founder and chief executive officer of Rickland Orchards, and Michael Sands, the chief operating officer of Rickland Orchards, began serving as an executive vice president and a vice president, respectively, of B&G Foods.  Mr. Sands was promoted to executive vice president of snacks of B&G Foods effective March 11, 2014. Mr. Cohen resigned as executive vice president of club channel of B&G Foods effective March 31, 2014.  Mr. Cohen is a member of the board of managers of Natural Instincts as well as a member of Natural Instincts.  Mr. Sands is a member of Natural Instincts.  Mr. Cohen has an approximately 40% interest in Natural Instincts and Mr. Sands has an approximately 1.5% interest in Natural Instincts.  In addition, in connection with Mr. Cohen’s resignation from B&G Foods, Replenish Capital LLC has agreed to become a strategic advisor to B&G Foods’ executive management team on a non-exclusive basis.  Under that arrangement, Replenish Capital may earn $20,000 per month plus commissions on incremental sales of B&G Foods products to the club channel that are facilitated by Replenish Capital.  Mr. Cohen is the sole member of Replenish Capital.

(15)                          Subsequent Events

Specialty Brands of America Acquisition.  On April 23, 2014, we completed the acquisition of BCCK Holdings, Inc., Specialty Brands of America, Inc. and Bear Creek Country Kitchens, LLC from affiliates of American Capital, Ltd. and certain individual sellers for a purchase price of approximately $155 million in cash, subject to certain post-closing adjustments.  We funded the acquisition and will pay related fees and expenses with $155.0 million of revolving credit borrowings under our credit agreement made in April 2014 and cash on hand.  The primary assets of the business purchased include intellectual property, business and customer information, equipment and inventory.  Due to the relatively short time from the date of acquisition to the completion of the accompanying unaudited interim consolidated financial statements, the initial accounting for the acquisition, including our preliminary evaluation of the fair value for certain significant assets and liabilities, including goodwill and intangibles, is not complete. We will provide the preliminary purchase price allocation with our Quarterly Report on Form 10-Q for the second quarter of 2014.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended March 29, 2014 (first quarter of 2014) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2013 (fiscal 2013) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2014 (which we refer to as our 2013 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 35 brands into our company.  Most recently, on April 23, 2014, we completed the acquisition of Specialty Brands of America, Inc., including the Bear Creek Country Kitchens brand, from a group of private sellers.  On October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC.  On July 8, 2013, we completed the acquisition of Pirate Brands, LLC, including the Pirate’s Booty, Smart Puffs and Original Tings brands, from a group of private sellers.  On May 7, 2013, we acquired the TrueNorth nut cluster brand from DeMet’s Candy Company.  We refer to these acquisitions in this report as the “Specialty Brands acquisition,” “Rickland Orchards acquisition,” “Pirate Brands acquisition” and “TrueNorth acquisition, respectively.  Each of these four recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired and results of operations of the acquired businesses are included (or in the case of the Specialty Brands acquisition, will be included beginning with the second quarter of 2014) in our consolidated financial statements from the respective dates of acquisition.  These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

We expect cost decreases for raw materials in the marketplace during 2014 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through 2014 at a cost decrease of less than 1% of cost of goods sold.  During fiscal 2013, we had minimal cost increases. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to decline further, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

In our 2013 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies from those disclosed in our 2013 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of each of 2014 and 2013 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Statement of Operations:
Net sales	100.0%	100.0%
Cost of goods sold	67.4%	65.6%
Gross profit	32.6%	34.4%

Selling, general and administrative expenses	11.4%	9.6%
Amortization expense	1.6%	1.3%
Operating income	19.6%	23.5%

Interest expense, net	5.6%	5.7%
Income before income tax expense	14.0%	17.8%

Income tax expense	5.0%	6.3%
Net income	9.0%	11.5%

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

Loss on Extinguishment of Debt.  Loss on extinguishment of debt includes costs relating to the retirement of indebtedness, including repurchase premium, if any, and write-off of deferred debt financing costs and unamortized discounts, if any.

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

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related transaction costs and income taxes. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the first quarter of each of 2014 and 2013 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net income	$17,777	$19,634
Income tax expense	9,900	10,830
Interest expense, net	11,142	9,773
Depreciation and amortization	6,895	5,420
Loss on extinguishment of debt	—	—
EBITDA	45,714	45,657
Acquisition-related transaction costs	741	—
Adjusted EBITDA	46,455	45,657
Income tax expense	(9,900)	(10,830)
Interest expense, net	(11,142)	(9,773)
Deferred income taxes	4,094	4,742
Amortization of deferred financing costs and bond discount	1,044	1,175
Share-based compensation expense	565	670
Acquisition-related transaction costs	(741)	—
Excess tax benefits from share-based compensation	(2,383)	(4,349)
Acquisition-related contingent consideration expense, including interest accretion	232	—
Changes in assets and liabilities	2,779	(4,185)
Net cash provided by operating activities	$31,003	$23,107

First quarter of 2014 compared to the first quarter of 2013

Net Sales.  Net sales increased $26.9 million, or 15.7%, to $198.1 million for the first quarter of 2014 from $171.2 million for the first quarter of 2013.  Net sales of Pirate Brands, which we acquired in July 2013, contributed $20.4 million to the overall increase.  Net sales of the Rickland Orchards brand, which we acquired in October 2013, contributed $8.6 million to the overall increase.  And net sales of the TrueNorth brand, which we acquired in May 2013, contributed $5.8 million to the overall increase.  Net sales from our base business decreased $7.9 million, or 4.6%, attributable to unit volume and net price decreases of $5.2 million and $2.7 million, respectively.

Approximately 95% of the net price decrease is attributable to net price decreases for our Ortega, Cream of Wheat and B&M products of $1.1 million, $1.0 million and $0.4 million, respectively, as we increased promotional activity in response to competition. See Note 13, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first quarter of 2014 and the first quarter of 2013 for each of our brands that exceed approximately 2% of our net sales and for all other brands in the aggregate. The following chart sets forth the most significant net sales decreases by brand for our base business for the first quarter of 2014 as compared to the first quarter of 2013:

	Base Business Net Sales Decrease
	Dollars	Percentage
	(in millions)

Brand:

Ortega	$(1.3)	(3.5)%
B&M	(1.1)	(21.7)%
Maple Grove Farms of Vermont	(0.9)	(4.9)%
Polaner	(0.9)	(8.6)%
Emeril’s	(0.5)	(10.9)%
Bloch & Guggenheimer (B&G)	(0.5)	(7.4)%
Underwood	(0.5)	(9.3)%

All other brands	(2.2)	(2.7)%
Total	$(7.9)	(4.6)%

Gross Profit.  Gross profit increased $5.9 million, or 10.0%, to $64.7 million for the first quarter of 2014 from $58.8 million for the first quarter of 2013.  Gross profit expressed as a percentage of net sales decreased 1.8 percentage points to 32.6% in the first quarter of 2014 from 34.4% in the first quarter of 2013.  The decrease in gross profit expressed as a percentage of net sales was primarily attributable to a net price decrease of $2.7 million and an increase in distribution costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $6.1 million, or 36.9%, to $22.6 million for the first quarter of 2014 from $16.5 million for the first quarter of 2013.  This increase is primarily due to an increase in consumer marketing of $3.8 million, selling expenses of $1.3 million (including increases of $0.7 million for brokerage expenses and $0.4 million for salesperson compensation), acquisition-related transaction costs of $0.7 million and warehousing expenses of $0.6 million, which were partially offset by a decrease in all other expenses of $0.3 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses increased 1.8 percentage points to 11.4% for the first quarter of 2014 from 9.6% for the first quarter of 2013.

Amortization Expense.  Amortization expense increased $1.1 million to $3.2 million for the first quarter of 2014 from $2.1 million for the first quarter of 2013.  The increase is due to the Rickland Orchards, Pirate Brands and TrueNorth acquisitions.

Operating Income.  As a result of the foregoing, operating income decreased $1.4 million, or 3.5%, to $38.8 million for the first quarter of 2014 from $40.2 million for the first quarter of 2013.  Operating income expressed as a percentage of net sales decreased to 19.6% in the first quarter of 2014 from 23.5% in the first quarter of 2013.

Net Interest Expense.  Net interest expense increased $1.3 million, or 14.0%, to $11.1 million for the first quarter of 2014 from $9.8 million in the first quarter of 2013.  The increase in net interest expense in the first quarter of 2014 was primarily attributable to the increase in our average debt outstanding relating to our recent acquisitions.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense decreased $0.9 million to $9.9 million for the first quarter of 2014 from $10.8 million for the first quarter of 2013.  Our effective tax rate was 35.8% for the first quarter of 2014 and 35.6% for the first quarter of 2013.

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

Cash Flows.  Net cash provided by operating activities increased $7.9 million to $31.0 million for the first quarter of 2014 from $23.1 million for the first quarter of 2013. The increase in net cash provided by operating activities in the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to a $10.3 million increase in accounts receivable collected and an $11.4 million decrease in cash used for accrued expenses, primarily interest on debt, offset by a $10.9 million increase in cash used to for trade accounts payable and a $4.7 million increase in cash used for inventory.

Net cash used in investing activities for the first quarter of 2014 increased $0.5 million to $2.2 million from $1.7 million for the first quarter of 2013.  Net cash used in investing activities for the first quarter of 2014 and 2013 consisted entirely of capital spending.  Capital expenditures in the first quarter of 2014 and 2013 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash used in financing activities for the first quarter of 2014 decreased $8.6 million to $15.9 million from $24.5 million for the first quarter of 2013.  The decrease was primarily attributable to additional net borrowings under our revolving credit facility of $7.5 million.

Based on a number of factors, including amortization for tax purposes of our trademarks, goodwill and other intangible assets acquired in prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2013 and 2012 as compared to our tax expense for financial reporting purposes.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2014 through 2028.  If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

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

For the first quarter of 2014 and 2013, we had cash flows provided by operating activities of $31.0 million and $23.1 million, and distributed $17.6 million and $15.2 million, respectively, as dividends. At our current intended dividend rate of $1.36 per share per annum, we expect our aggregate dividend payments in fiscal 2014 to be approximately $72.4 million.

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

Debt

Senior Secured Credit Agreement. At March 29, 2014, $127.5 million of tranche A term loans were outstanding and $47.5 million of revolving loans were outstanding under our senior secured credit agreement. At March 29, 2014, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $252.0 million.  The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

The tranche A term loans are subject to principal amortization.  $26.3 million is due and payable in fiscal 2014, of which $3.8 million has been paid as of March 29, 2014, and $22.5 million is due and payable in fiscal 2015.  The balance of all borrowings under the tranche A term loan facility, or $82.5 million, is due and payable at maturity on November 30, 2016.  The revolving credit facility matures on November 30, 2016.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 1.50% to 2.00%, and LIBOR plus an applicable margin ranging from 2.50% to 3.00%, in each case depending on our consolidated leverage ratio.  At the end of the first quarter of 2014, the revolving credit facility and tranche A term loan interest rates were each approximately 3.15%.

For further information regarding our senior secured credit agreement, including a description of optional and mandatory prepayment terms, and financial and restrictive covenants, see Note 5, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year, commencing December 1, 2013.  The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 4.625% senior notes as described in Note 5 to our unaudited consolidated interim financial statements.  We may also, from time to time, seek to retire the 4.625% senior notes through cash repurchases of the 4.625% senior notes or exchanges of the 4.625% senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  See Note 5, “Long-Term Debt,” to our unaudited consolidated interim financial statements for a more detailed description of the 4.625% senior notes.

Future Capital Needs

On March 29, 2014, our total long-term debt of $874.7 million, net of our cash and cash equivalents of $17.0 million, was $857.7 million.  Stockholders’ equity as of that date was $376.5 million.

In April 2014, we incurred $155.0 million of revolving credit borrowings to fund the Specialty Brands acquisition. See Note 15, “Subsequent Events,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

We expect to make capital expenditures of approximately $20.0 million in the aggregate during fiscal 2014, $2.2 million of which were made during the first quarter.

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

Inflation

We are currently locked into pricing and supply for substantially all of our major commodities, other than maple syrup, through 2014 at a cost decrease of less than 1% of cost of goods sold and will continue to manage inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices.  During 2013 and 2012, we had cost increases (net of cost savings) for raw materials of less than 2% of cost of goods sold.  To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected.  In addition, should input costs begin to further decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

See Note 9, “Commitments and Contingencies,” to our unaudited consolidated financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of March 29, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first quarter of 2014, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2013 Annual Report on Form 10-K.

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

•                  fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

•                  the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and

•                  other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors,” in our 2013 Annual Report on Form 10-K.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At March 29, 2014, we had $700.0 million of fixed rate debt and $175.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at March 29, 2014, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $1.8 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of March 29, 2014 and December 28, 2013 are as follows (in thousands):

	March 29, 2014				December 28, 2013
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	47,500		47,500	(1)	40,000		40,000	(1)
Tranche A Term Loan due 2016	127,178	(2)	127,500	(1)	130,885	(2)	131,250	(1)
4.625% Senior Notes due 2021	700,000		691,250	(3)	700,000		672,000	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans is net of discount.  At March 29, 2014 and December 28, 2013, the face amounts of the tranche A term loans were $127.5 million and $131.3 million, respectively.

(3)         Fair values are estimated based on quoted market prices.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

For more information, see Note 5, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first quarter of 2014, our net sales to foreign countries represented approximately 2.5% of our total net sales.  During the first quarter of 2013, our net sales to foreign countries represented approximately 3.3% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase the majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

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

Changes in Internal Control Over Financial Reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Employment Agreement, dated as of March 11, 2014, between Michael Sands and B&G Foods, Inc.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 24, 2014	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)