Form 10-Q
period 2014-06-28
B&G Foods, Inc.
filed 2014-07-24
CIK 1278027

As filed with the Securities and Exchange Commission on July 24, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2014

or

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

As of July 24, 2014, the registrant had 53,663,697 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 28, 2014	December 28, 2013
Assets

Current assets:
Cash and cash equivalents	$4,010	$4,107
Trade accounts receivable, net	58,352	62,763
Inventories	119,748	101,251
Prepaid expenses and other current assets	8,314	8,079
Income tax receivable	11,255	3,422
Deferred income taxes	3,113	2,115
Total current assets	204,792	181,737

Property, plant and equipment, net of accumulated depreciation of $121,996 and $114,685	113,671	110,374
Goodwill	371,954	319,292
Other intangibles, net	985,546	844,141
Other assets	31,350	28,799
Total assets	$1,707,313	$1,484,343

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$42,623	$42,638
Accrued expenses	19,080	19,189
Current portion of long-term debt	45,000	26,250
Dividends payable	18,246	17,637
Total current liabilities	124,949	105,714

Long-term debt	1,000,265	844,635
Other liabilities	2,131	8,692
Deferred income taxes	204,416	146,939
Total liabilities	1,331,761	1,105,980
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 53,663,697 and 53,445,910 shares issued and outstanding as of June 28, 2014 and December 28, 2013	537	534
Additional paid-in capital	146,374	183,113
Accumulated other comprehensive loss	(2,461)	(2,471)
Retained earnings	231,102	197,187
Total stockholders’ equity	375,552	378,363
Total liabilities and stockholders’ equity	$1,707,313	$1,484,343

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	$202,889	$160,882	$401,029	$332,076
Cost of goods sold	139,862	105,185	273,333	217,567
Gross profit	63,027	55,697	127,696	114,509

Operating expenses:
Selling, general and administrative expenses	25,289	17,318	47,892	33,826
Amortization expense	3,348	2,156	6,595	4,223
Gain on change in fair value of contingent consideration	(8,206)	—	(8,206)	—
Operating income	42,596	36,223	81,415	76,460

Other expenses:
Interest expense, net	11,803	10,030	22,945	19,803
Loss on extinguishment of debt	5,748	28,478	5,748	28,478
Income (loss) before income tax expense (benefit)	25,045	(2,285)	52,722	28,179
Income tax expense (benefit)	8,907	(852)	18,807	9,978
Net income (loss)	$16,138	$(1,433)	$33,915	$18,201

Weighted average shares outstanding:
Basic	53,654	52,863	53,652	52,789
Diluted	53,719	52,863	53,713	52,902

Basic and diluted earnings (loss) per share	$0.30	$(0.03)	$0.63	$0.34

Cash dividends declared per share	$0.34	$0.29	$0.68	$0.58

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net income (loss)	$16,138	$(1,433)	$33,915	$18,201

Other comprehensive income:
Foreign currency translation adjustments	24	(43)	(4)	(62)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	7	131	14	283
Other comprehensive income	31	88	10	221
Comprehensive income (loss)	$16,169	$(1,345)	$33,925	$18,422

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013

Cash flows from operating activities:
Net income	$33,915	$18,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,945	11,019
Amortization of deferred debt financing costs and bond discount	2,028	2,293
Deferred income taxes	8,594	6,194
Interest accretion on contingent consideration	432	—
Gain on change in fair value of contingent consideration	(8,206)	—
Loss on extinguishment of debt	5,748	28,478
Share-based compensation expense	1,742	2,160
Excess tax benefits from share-based compensation	(2,383)	(4,198)
Provision for doubtful accounts	(5)	(8)
Changes in assets and liabilities:
Trade accounts receivable	4,986	(1,525)
Inventories	(16,326)	(13,197)
Prepaid expenses and other current assets	(235)	(553)
Income tax receivable	(1,137)	1,962
Other assets	(1,271)	(230)
Trade accounts payable	(3,577)	3,187
Accrued expenses	(2,156)	(8,875)
Other liabilities	47	(3,232)
Net cash provided by operating activities	36,141	41,676

Cash flows from investing activities:
Payments for acquisition of businesses	(154,277)	(14,488)
Capital expenditures	(9,492)	(4,610)
Net cash used in investing activities	(163,769)	(19,098)

Cash flows from financing activities:
Repayments of long-term debt	(131,250)	(468,916)
Proceeds from issuance of long-term debt	299,250	700,000
Borrowings under revolving credit facility	238,500	20,000
Repayments of borrowings under revolving credit facility	(232,500)	(45,000)
Dividends paid	(35,878)	(30,572)
Excess tax benefits from share-based compensation	2,383	4,198
Debt financing costs	(8,607)	(12,249)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(4,374)	(6,812)
Net cash provided by financing activities	127,524	160,649

Effect of exchange rate fluctuations on cash and cash equivalents	7	(39)
Net (decrease) increase in cash and cash equivalents	(97)	183,188

Cash and cash equivalents at beginning of period	4,107	19,219
Cash and cash equivalents at end of period	$4,010	$202,407

Supplemental disclosures of cash flow information:
Cash interest payments	$20,899	$24,070
Cash income tax payments	$11,316	$1,826
Non-cash transactions:
Dividends declared and not yet paid	$18,246	$15,333

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters, Greek yogurt coated granola bars and bites and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril’s, Grandma’s Molasses, JJ Flats, Joan of Arc, Las Palmas, MacDonald’s, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Original Tings, Ortega, Pirate’s Booty, Polaner, Red Devil, Regina, Rickland Orchards, Sa-són, Sclafani, Smart Puffs, Spring Tree, Sugar Twin, Trappey’s, TrueNorth, Underwood, Vermont Maid and Wright’s.  We also sell and distribute two branded household products, Static Guard and Kleen Guard. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

Acquisitions

On April 23, 2014, we completed the acquisition of Specialty Brands of America, Inc. and related entities, including the Bear Creek Country Kitchens, Spring Tree, Cary’s, MacDonald’s, New York Flatbreads and Canoleo brands, from affiliates of American Capital, Ltd. and certain individual sellers for a purchase price of $154.3 million in cash.  We refer to this acquisition as the “Specialty Brands acquisition.”

On October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC for a base purchase price of $57.5 million, of which approximately $37.4 million was paid in cash and approximately $20.1 million was paid in shares of common stock of B&G Foods (based on the closing price of $35.15 per share on October 4, 2013), plus contingent earn-out consideration ranging from zero to a maximum of $15.0 million in the aggregate, which is payable upon the achievement of revenue growth targets during fiscal 2014, 2015 and 2016 meant to achieve operating results in excess of base purchase price acquisition model assumptions.  We refer to this acquisition as the “Rickland Orchards acquisition.”

As of the date of the Rickland Orchards acquisition we estimated the original fair value of the contingent consideration to be approximately $7.6 million.  During the remainder of fiscal 2013 and the first two quarters of 2014, we recorded interest accretion expense on the contingent consideration liability of $0.2 million and $0.4 million, respectively.  At June 28, 2014, we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and revised forecasted operating results for the remainder of fiscal 2014, 2015 and 2016.  As a result of lower than expected net sales results for Rickland Orchards and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero, resulting in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying unaudited consolidated statements of operations for the second quarter and first two quarters of 2014.  See Note 6, “Fair Value Measurements.”  We also concluded that these factors were potential indicators of the impairment of certain long-lived assets (trademark and customer relationship intangibles), requiring us to perform an interim impairment analysis of the trademark and customer relationship intangibles acquired in the Rickland Orchards acquisition.  Based on the results of the interim impairment analysis, we determined that no impairment was

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

required as of June 28, 2014.  However, if operating results for the Rickland Orchards brand continue to deteriorate at rates in excess of our revised projections during the remainder of 2014 or thereafter, we may be required to record a non-cash charge for the impairment of long-lived intangibles relating to Rickland Orchards, and these non-cash charges would be material.

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

We have accounted for each of these acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective dates of acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles and amortizable trademarks acquired are amortized over 10 to 20 years.  Goodwill and other intangible assets, except in the case of the Specialty Brands acquisition, are deductible for income tax purposes.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist.  See Note 4, “Goodwill and Other Intangible Assets.”

The following table sets forth the preliminary allocation of the Specialty Brands acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to assets acquired and liabilities assumed.  We anticipate completing the purchase price allocation before or during the second quarter of fiscal 2015.  The goodwill and other intangible assets acquired are not expected to be deductible for income tax purposes.

Specialty Brands Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$154,277
Total	$154,277

Preliminary Allocation:
Trademarks — unamortizable intangible assets	$136,000
Goodwill	50,984
Customer relationship intangibles—amortizable intangible assets	12,000
Other working capital	4,418
Long-term deferred income tax liabilities	(49,125)
Total	$154,277

The following table sets forth the preliminary allocation of the Rickland Orchards acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to intangible assets acquired. During the first two quarters of 2014, we recorded a purchase price allocation adjustment by increasing goodwill and decreasing other working capital by $1.5 million due to a change in our valuation of accounts receivable and inventory as of the date of acquisition.  We anticipate completing the purchase price allocation during the third quarter of fiscal 2014.

Rickland Orchards Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$37,376
Equity issued	20,124
Fair value of contingent consideration	7,566
Total	$65,066

Preliminary Allocation:
Trademarks — amortizable intangible assets	$35,000
Goodwill	22,751
Customer relationship intangibles—amortizable intangible assets	9,000
Other working capital	(1,685)
Total	$65,066

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

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the second quarter and first two quarters of 2014 and 2013 presents our operations as if the Specialty Brands acquisition had occurred as of the beginning of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

fiscal 2013, and the Rickland Orchards and Pirate Brands acquisitions had occurred as of the beginning of fiscal 2012.  In addition to including the results of operations of these acquisitions, the pro forma information gives effect to the interest on additional borrowings, the amortization of trademark and customer relationship intangibles, and the issuance of shares of common stock.  On an actual basis, Specialty Brands, Rickland Orchards and Pirate Brands contributed $11.5 million, $7.1 million and $20.3 million, respectively, for the second quarter of 2014, and $11.5 million, $15.8 million and $40.7 million, respectively, for the first two quarters of 2014.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(dollars in thousands)
Net sales	$208,577	$203,898	$427,422	$433,263
Net income (loss)	$16,395	$(1,587)	$35,107	$18,986
Basic earnings (loss) per share	$0.31	$(0.03)	$0.65	$0.36
Diluted earnings (loss) per share	$0.31	$(0.03)	$0.65	$0.35

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained if the Specialty Brands acquisition had occurred as of the beginning of fiscal 2013 and the Rickland Orchards and Pirate Brands acquisitions had occurred as of the beginning of fiscal 2012, and is not intended to be a projection of future results.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended June 28, 2014 (second quarter and first two quarters of 2014) and June 29, 2013 (second quarter and first two quarters of 2013) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of June 28, 2014, and the results of our operations and comprehensive income (loss) for the second quarter and first two quarters of 2014 and 2013 and the cash flows for the first two quarters of 2014 and 2013.  Our results of operations for the second quarter and first two quarters of 2014 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2013 filed with the SEC on February 26, 2014.  Certain reclassifications, none of which were material, have been made to the prior year amounts to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; and the fair value of contingent consideration.  Actual results could differ significantly from these estimates and assumptions.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017.  We are currently evaluating the impact of this new standard, however, we do not expect it to have a material impact on our financial position or results of operations.

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

Inventories consist of the following, as of the dates indicated (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)                                 Inventories (Continued)

	June 28, 2014	December 28, 2013
Raw materials and packaging	$39,468	$25,075
Finished goods	80,280	76,176
Total	$119,748	$101,251

(4)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of June 28, 2014			As of December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Trademarks	$41,800	$2,716	$39,084	$41,800	$1,031	$40,769
Customer relationships	199,540	53,978	145,562	187,569	49,097	138,472
	$241,340	$56,694	$184,646	$229,369	$50,128	$179,241

Unamortizable Intangible Assets
Goodwill	$371,954			$319,292
Trademarks	$800,900			$664,900

Note:      The increases in carrying amounts are attributable to purchase accounting adjustments related to the Specialty Brands, Rickland Orchards and Pirate Brands acquisitions.

Amortization expense associated with amortizable trademarks and customer relationship intangibles for the second quarter and first two quarters of 2014 was $3.3 million and $6.6 million, respectively, and is recorded in operating expenses.  Amortization expense associated with amortizable trademarks and customer relationship intangibles for the second quarter and first two quarters of 2013 was $2.2 million and $4.2 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $6.8 million of amortization expense associated with our amortizable trademarks and customer relationship intangibles during the remainder of fiscal 2014, and thereafter $13.6 million per year for each of the next four fiscal years.

See Note 1, “Nature of Operations—Acquisitions.”

(5)                                 Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	June 28, 2014	December 28, 2013
Current and former senior secured credit agreement:
Revolving credit facility	$46,000	$40,000
Tranche A term loan due 2019	300,000	—
Tranche A term loan due 2016	—	131,250
4.625% senior notes due 2021	700,000	700,000
Unamortized discount	(735)	(365)
Total long-term debt, net of unamortized discount	1,045,265	870,885
Current portion of long-term debt	(45,000)	(26,250)
Long-term debt, net of unamortized discount and excluding current portion	$1,000,265	$844,635

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-Term Debt (Continued)

As of June 28, 2014, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2014	$7,500
2015	18,750
2016	26,250
2017	24,375
2018	76,875
Thereafter	892,250	(1)
Total	$1,046,000

(1)         Included in “Thereafter” is $46.0 million principal amount of revolving loans that was outstanding as of June 28, 2014.  The revolving loans mature in 2019.  However, because we expect to reduce the principal amount of our revolving loan borrowings by at least $30.0 million during the remainder of 2014, $30.0 million is reflected in the accompanying unaudited interim consolidated balance sheet within current portion of long-term debt.

Senior Secured Credit Agreement.  On June 5, 2014, we entered into a new senior secured credit agreement, which includes a $500.0 million revolving credit facility and $300.0 million of tranche A term loans.  The proceeds of the term loan borrowings, $46.0 million of revolving loans and cash on hand were used to repay all outstanding obligations under our prior credit agreement, which included $215.0 million of revolving loans that were used in part to fund the Specialty Brands acquisition, $121.9 million of term loan borrowings and $0.6 million of accrued and unpaid interest, and to pay $8.6 million of related transaction fees and expenses.  At June 28, 2014, $300.0 million of tranche A term loans were outstanding and $46.0 million of revolving loans were outstanding under our senior secured credit agreement.

At June 28, 2014, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $453.5 million.  Proceeds of the revolving credit facility may be used for general corporate purposes including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under our revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization: $7.5 million is due and payable in fiscal 2014, $18.8 million is due and payable in fiscal 2015, $26.2 million is due and payable in fiscal 2016, $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019.

We may prepay the tranche A term loans or permanently reduce the revolving credit facility commitment under our credit agreement at any time without premium or penalty (other than customary breakage costs with respect to the early termination of LIBOR loans).  Subject to certain exceptions, the credit agreement provides for mandatory prepayment upon certain asset dispositions or casualty events and issuances of indebtedness.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-Term Debt (Continued)

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At the end of the second quarter of 2014, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.15%.

Our obligations under our credit agreement are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property. The credit agreement contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting our ability to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens.

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), commencing with the second quarter of 2014, may not exceed 7.00 to 1.00 through the fourth quarter of 2015; 6.75 to 1.00 for the first quarter of 2016 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters, commencing with the four quarter period ending with the second quarter of 2014.  As of June 28, 2014, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

The credit agreement also provides for an incremental term loan and revolving loan facility, pursuant to which we may request that the lenders under the credit agreement, and potentially other lenders, provide unlimited additional amounts of term loans or revolving loans or both on terms substantially consistent with those provided under the credit agreement.  Among other things, the utilization of the incremental facility is conditioned on our ability to meet a maximum senior secured leverage ratio of 4.00 to 1.00, and a sufficient number of lenders or new lenders agreeing to participate in the facility.

4.625% Senior Notes due 2021.  On June 4, 2013, we issued $700.0 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value.  Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year.  The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as described below.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-Term Debt (Continued)

We may also, from time to time, seek to retire the 4.625% senior notes through cash repurchases of the 4.625% senior notes and/or exchanges of the 4.625% senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved would be material.

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

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of June 28, 2014, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

Deferred Debt Financing Costs.  During the second quarter of 2014, we wrote-off and expensed $5.4 million of deferred debt financing costs relating to the termination of our prior credit agreement, which included the repayment of $121.9 million aggregate principal amount of our tranche A term loans and $215.0 million of revolving loans. During the second quarter of 2014, we also capitalized $5.7 million and $2.9 million of debt financing costs relating to the new revolving credit facility and tranche A term loans, respectively, which will be amortized over the five year scheduled term of the new credit agreement. As of June 28, 2014 and December 28, 2013 we had net deferred debt financing costs of $19.0 million and $17.8 million, respectively, included in other assets in the accompanying unaudited consolidated balance sheets.

Loss on Extinguishment of Debt.  During the second quarter of 2014, we incurred a loss on extinguishment of debt in connection with the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder.  The loss on extinguishment includes the write-off of deferred debt financing costs of $5.4 million discussed above and the write-off of unamortized discount of $0.3 million. Loss on extinguishment of debt for the second quarter of 2013 includes costs relating to our repurchase of $218.3 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)           Long-Term Debt (Continued)

principal amount of tranche B term loans, including the repurchase premium and other expenses of $17.9 million, the write-off of deferred debt financing costs of $7.9 million and the write-off of unamortized discount of $2.6 million.

Accrued Interest.  At June 28, 2014 and December 28, 2013, accrued interest of $3.4 million and $3.3 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of June 28, 2014 and December 28, 2013 are as follows (in thousands):

	June 28, 2014				December 28, 2013
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	$46,000		$46,000	(1)	$40,000		$40,000	(1)
Tranche A Term Loans due 2016	—		—		130,885	(2)	131,250	(1)
Tranche A Term Loans due 2019	299,265	(2)	300,000	(1)	—		—
4.625% Senior Notes due 2021	700,000		701,750	(3)	700,000		672,000	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)         Fair Value Measurements (Continued)

(2)         The carrying values of the tranche A term loans are net of discount.  At June 28, 2014 and December 28, 2013, the face amounts of the tranche A term loans were $300.0 million and $131.3 million, respectively.

(3)         Fair values are estimated based on quoted market prices.

For the Rickland Orchards acquisition, additional purchase price payments ranging from zero to $15.0 million are contingent upon the achievement of certain revenue growth targets during fiscal 2014, 2015 and 2016 meant to achieve revenue growth in excess of base purchase price acquisition model assumptions.  We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments.  As of the date of acquisition we estimated the original fair value of the contingent consideration to be approximately $7.6 million.

During the remainder of fiscal 2013 and the first two quarters of 2014, we recorded interest accretion expense on the contingent consideration liability of $0.2 million and $0.4 million, respectively.  We are required to reassess the fair value of the contingent consideration at each reporting period.  At June 28, 2014, we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and revised forecasted operating results for the remainder of fiscal 2014, 2015 and 2016.  As a result of lower than expected net sales results for Rickland Orchards and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero, resulting in a non-cash gain of $8.2 million and is included in gain on change in fair value of contingent consideration in the accompanying unaudited consolidated statements of operations for the second quarter and first two quarters of 2014.  The significant inputs used in these estimates include numerous possible scenarios for the contingent earn-out payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

The following table summarized the Level 3 activity (in thousands):

June 28, 2014

Balance at beginning of year	$7,774
Contingent consideration accretion expense	432
Gain on change in fair value of contingent consideration	(8,206)
Balance at end of quarter	$—

(7)           Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss as of June 28, 2014 and June 29, 2013 are as follows (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Accumulated Other Comprehensive Loss (Continued)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended		Affected Line Item in the Statement Where Net Income
Details about AOCL Components	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	(loss) is Presented
Defined benefit pension plan items
Amortization of prior service cost	$11	$11	$22	$22	See (1) below
Amortization of unrecognized loss	—	195	—	424	See (1) below
	11	206	22	446	Total before tax
	(4)	(75)	(8)	(163)	Income tax expense
Total reclassification	$7	$131	$14	$283	Net of tax

(1)         These items are included in the computation of net periodic pension cost.  See Note 8, “Pension Benefits” for additional information.

Changes in accumulated other comprehensive loss as of June 28, 2014 is as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total

Beginning balance	$(2,340)	$(131)	$(2,471)
Other comprehensive loss before reclassifications	—	(4)	(4)
Amounts reclassified from AOCL	14	—	14
Net current period other comprehensive income (loss)	14	(4)	10
Ending balance	$(2,326)	$(135)	$(2,461)

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)                                 Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension costs for company sponsored defined benefit pension plans for the second quarter and first two quarters of 2014 and 2013 include the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Service cost—benefits earned during the period	$697	$792	$1,405	$1,701
Interest cost on projected benefit obligation	601	528	1,202	1,055
Expected return on plan assets	(1,085)	(913)	(2,169)	(1,809)
Amortization of unrecognized prior service cost	11	11	22	22
Amortization of unrecognized loss	—	195	—	424
Net periodic pension cost	$224	$613	$460	$1,393

During the first two quarters of 2014, we made $1.8 million of defined benefit pension plan contributions.  We do not plan to make additional contributions during the remainder of fiscal 2014.

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

(9)                                 Commitments and Contingencies

Operating Leases.  As of June 28, 2014, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Commitments and Contingencies (Continued)

Fiscal year ending:	Third Parties
2014	$3,081
2015	6,142
2016	6,089
2017	3,626
2018	3,552
Thereafter	4,251
Total	$26,741

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first two quarters of 2014 or 2013 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of June 28, 2014, approximately 328 of our 965 employees, or 34.0%, were covered by collective bargaining agreements, of which approximately 100 were covered by a collective bargaining agreement expiring within the next 12 months.  Our collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO, Local No. 334 that covers certain employees at our Portland, Maine manufacturing facility is scheduled to expire on April 25, 2015.  We expect to begin negotiations for a new collective bargaining agreement during the fourth quarter of 2014 or the first quarter of 2015.  While we believe that our relations with our union employees are good, we cannot be certain that we will be able to negotiate a new collective bargaining agreement for the Portland,

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Commitments and Contingencies (Continued)

Maine manufacturing facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages.  At this time, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition or results of operations.  None of our other collective bargaining agreements is scheduled to expire within one year.

Severance and Change of Control Agreements.  We have employment agreements with each of our seven executive officers.  The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employee’s death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements).  Severance benefits generally include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and potential excise tax liability and gross up payments.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Weighted average shares outstanding:
Basic	53,653,844	52,863,101	53,651,766	52,788,891
Net effect of potentially dilutive share-based compensation awards	65,073	—	61,243	113,534
Diluted	53,718,917	52,863,101	53,713,009	52,902,425

(11)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 51.1% and 51.6% of consolidated net sales for the first two quarters of 2014 and 2013, respectively.  Our top ten customers accounted for approximately 49.4% and 46.1% of our consolidated trade accounts receivables as of June 28, 2014 and December 28, 2013, respectively.  Other than Wal-Mart, which accounted for 19.4% and 20.9% of our consolidated net sales for the first two quarters of 2014 and 2013, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2014 or 2013.  Other than Wal-Mart, which accounted for 15.0% and 12.9% of our consolidated trade accounts receivables as of June 28, 2014 and December 28, 2013, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of June 28, 2014, we do not believe we have any significant

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                          Business and Credit Concentrations and Geographic Information (Continued)

concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first two quarters of 2014 and 2013, our sales to foreign countries represented approximately 2.4% and 3.2%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards, non-employee director stock grants and other share based compensation, if any) during the second quarter and first two quarters of 2014 and 2013 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Consolidated Statements of Operations Location	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Compensation expense included in cost of goods sold	$209	$271	$494	$434
Compensation expense included in selling, general and administrative expenses	968	1,219	1,248	1,726
Total compensation expense for share-based payments	$1,177	$1,490	$1,742	$2,160

As of June 28, 2014, there was $3.9 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 2.5 years.

The following table details the activity in our non-vested performance share long-term incentive awards for the first two quarters of 2014:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2014	611,818	(1)	$17.05
Granted	174,834	(1)	$27.54
Vested	(342,576)		$11.78
Forfeited	(17,588)		$27.71
End of first two quarters of 2014	426,488	(1)	$25.14

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

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2014 and 2013 upon the vesting of performance share long-term incentive awards and other share based compensation:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Number of performance shares vested	—	—	342,576	512,885
Shares withheld to fund statutory minimum tax withholding	—	—	138,799	214,878
Shares of common stock issued for performance share long-term incentive awards	—	—	203,777	298,007
Shares of common stock issued to non-employee directors for annual equity grants	14,010	14,592	14,010	14,592
Total shares of common stock issued	14,010	14,592	217,787	312,599
Excess tax benefit recorded to additional paid in capital	$—	$(151)	$2,383	$4,198

(13)                          Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Brand (1):	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Ortega	$35,282	$32,347	$70,213	$68,543
Pirate Brands (2)	20,321	—	40,697	—
Maple Grove Farms of Vermont	18,959	18,002	37,175	37,165
Mrs. Dash	15,837	15,872	32,768	33,025
Cream of Wheat	10,014	12,656	28,572	31,519
Polaner	8,377	8,845	17,378	18,698
Las Palmas	8,003	7,957	16,269	16,552
Rickland Orchards (3)	7,142	—	15,789	—
New York Style	7,529	7,860	15,551	15,865
Bloch & Guggenheimer	8,450	7,996	14,328	14,345
B&M	8,205	8,143	12,109	13,132
TrueNorth (4)	5,386	3,155	11,181	3,155
Underwood	4,632	4,803	9,159	9,792
Ac’cent	4,484	4,615	8,965	9,078
Emeril’s	3,377	3,591	7,267	7,959
Bear Creek Country Kitchens (5)	5,369	—	5,369	—
Spring Tree (5)	3,680	—	3,680	—
All other brands (5)	27,842	25,040	54,559	53,248
Total	$202,889	$160,882	$401,029	$332,076

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)                          Net Sales by Brand (Continued)

(1)               Net sales for each brand include, if applicable, any private label and food service net sales attributable to the brand.

(2)               We completed the acquisition of Pirate Brands on July 8, 2013.

(3)               We acquired the Rickland Orchards brand on October 7, 2013.

(4)               We acquired the TrueNorth brand on May 6, 2013.

(5)               We completed the acquisition of Specialty Brands on April 23, 2014, including the Bear Creek Country Kitchens, Spring Tree, Cary’s, MacDonald’s, New York Flatbreads and Canoleo brands.

(14)                          Related Party Transactions

Except as noted below, there were no related party transactions in the first two quarters of 2014 with any director or executive officer of B&G Foods or any other related person, as defined in Rule 404 under Regulation S-K promulgated under the Securities Act of 1933, as amended, and none is proposed.

On October 7, 2013, we completed the acquisition of all the issued and outstanding equity interests of Rickland Orchards LLC from Natural Instincts LLC for a purchase price of $57.5 million, of which approximately $37.4 million was paid in cash and approximately $20.1 million was paid in shares of common stock of B&G Foods (based on the closing price of $35.15 per share on October 4, 2013), plus consideration of up to a maximum of $15.0 million in the aggregate, is payable based upon the achievement of specified operating results during fiscal 2014, 2015 and 2016.  Following the completion of the acquisition, Jason Cohen, the founder and chief executive officer of Rickland Orchards, and Michael Sands, the chief operating officer of Rickland Orchards, began serving as an executive vice president and a vice president, respectively, of B&G Foods.  Mr. Sands was promoted to executive vice president of snacks of B&G Foods effective March 11, 2014. Mr. Cohen resigned as executive vice president of club channel of B&G Foods effective March 31, 2014.  Mr. Cohen is a member of the board of managers of Natural Instincts as well as a member of Natural Instincts.  Mr. Sands is a member of Natural Instincts.  Mr. Cohen has an approximately 40% interest in Natural Instincts and Mr. Sands has an approximately 1.5% interest in Natural Instincts.  In addition, in connection with Mr. Cohen’s resignation from B&G Foods, Replenish Capital LLC agreed to become a strategic advisor to B&G Foods’ executive management team on a non-exclusive basis.  Under that arrangement, Replenish Capital may earn $20,000 per month plus commissions on incremental sales of B&G Foods products to the club channel that are facilitated by Replenish Capital.  Mr. Cohen is the sole member of Replenish Capital.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended June 28, 2014 (second quarter and first two quarters of 2014) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2013 (fiscal 2013) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2014 (which we refer to as our 2013 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 35 brands into our company.  Most recently, on April 23, 2014, we completed the acquisition of Specialty Brands of America, Inc., including the Bear Creek Country Kitchens, Spring Tree, Cary’s, MacDonald’s, New York Flatbreads and Canoleo brands, from affiliates of American Capital, Ltd. and certain individuals.  On October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC.  On July 8, 2013, we completed the acquisition of Pirate Brands, LLC, including the Pirate’s Booty, Smart Puffs and Original Tings brands, from from affiliates of VMG Partners and Driven Capital Management and certain other entities and individuals.  On May 7, 2013, we acquired the TrueNorth nut cluster brand from DeMet’s Candy Company.  We refer to these acquisitions in this report as the “Specialty Brands acquisition,” “Rickland Orchards acquisition,” “Pirate Brands acquisition” and “TrueNorth acquisition,” respectively.  Each of these four recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition.  These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; and the fair value of contingent consideration liabilities.  Actual results could differ significantly from these estimates and assumptions.

In our 2013 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies from those disclosed in our 2013 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of each of 2014 and 2013 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.9%	65.4%	68.2%	65.5%
Gross profit	31.1%	34.6%	31.8%	34.5%

Selling, general and administrative expenses	12.5%	10.8%	11.9%	10.2%
Amortization expense	1.7%	1.3%	1.6%	1.3%
Gain on change in fair value of contingent consideration	(4.1)%	—	(2.0)%	—
Operating income	21.0%	22.5%	20.3%	23.0%

Interest expense, net	5.8%	6.2%	5.7%	5.9%
Loss on extinguishment of debt	2.8%	17.7%	1.4%	8.6%
Income (loss) before income tax expense (benefit)	12.4%	(1.4)%	13.2%	8.5%

Income tax expense (benefit)	4.4%	(0.5)%	4.7%	3.0%
Net income (loss)	8.0%	(0.9)%	8.5%	5.5%

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

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses.  Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, warehousing expenses, information technology and communication costs, office rent, utilities, supplies, professional services, acquisition-related transaction costs and other general corporate expenses.

Gain on Change in Fair Value of Contingent Consideration.  Gain on change in fair value of contingent consideration represents decreases in the fair value of the contingent consideration liability relating to additional purchase price earn-out payments that are contingent upon the achievement of certain operating results by acquired businesses.

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

Non-GAAP Financial Measures

Certain disclosures in this report include non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP) in our consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows.

EBITDA is a measure used by management to measure operating performance.  We define EBITDA as net income before net interest expense (as defined above), income taxes, depreciation and amortization and loss on extinguishment of debt (as defined above). We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses, which may include third party fees and expenses, integration, restructuring and consolidation expenses, and gains or losses related to changes in the fair value of contingent liabilities from earn-outs. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt and acquisition-related expenses, gains and losses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe it is a useful indicator of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures.  As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related expenses, gains and losses and income taxes. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of each of 2014 and 2013 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net income (loss)	$16,138	$(1,433)	$33,915	$18,201
Income tax expense (benefit)	8,907	(852)	18,807	9,978
Interest expense, net	11,803	10,030	22,945	19,803
Depreciation and amortization	7,050	5,599	13,945	11,019
Loss on extinguishment of debt	5,748	28,478	5,748	28,478
EBITDA	49,646	41,822	95,360	87,479
Acquisition-related transaction costs	4,642	534	5,383	534
Gain on change in fair value of contingent consideration	(8,206)	—	(8,206)	—
Adjusted EBITDA	46,082	42,356	92,537	88,013
Income tax (expense) benefit	(8,907)	852	(18,807)	(9,978)
Interest expense, net	(11,803)	(10,030)	(22,945)	(19,803)
Deferred income taxes	4,500	1,452	8,594	6,194
Amortization of deferred financing costs and bond discount	984	1,118	2,028	2,293
Acquisition-related transaction costs	(4,642)	(534)	(5,383)	(534)
Acquisition-related contingent consideration expense, including interest accretion	200	—	432	—
Share-based compensation expense	1,177	1,490	1,742	2,160
Excess tax benefits from share-based compensation	—	151	(2,383)	(4,198)
Changes in assets and liabilities	(22,453)	(18,286)	(19,674)	(22,471)
Net cash provided by operating activities	$5,138	$18,569	$36,141	$41,676

Second quarter of 2014 compared to the second quarter of 2013

Net Sales.  Net sales for the second quarter of 2014 increased $42.0 million, or 26.1%, to $202.9 million from $160.9 million for the second quarter of 2013.  Net sales of Pirate Brands, acquired in July 2013, contributed $20.3 million to the overall increase.  Net sales of Specialty Brands, acquired in April 2014, contributed $11.5 million to the overall increase.  Net sales of the Rickland Orchards brand, acquired in October 2013, contributed $7.1 million to the overall increase.  And an additional month of net sales of the TrueNorth brand, acquired in May 2013, contributed $1.4 million to the overall increase.  Net sales from our base business increased $1.7 million, or 1.1%, attributable to a unit volume increase of $4.4 million, or 2.8%, partially offset by a net price decrease of $2.7 million, or 1.7%.

Approximately 70% of the net price decrease is attributable to net price decreases for our Ortega, B&M, B&G and Polaner brands, as we increased promotional activity in response to competition.  See Note 13, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the second quarter of 2014 and the second quarter of 2013 for each of our brands that exceed approximately 2% of our net sales and for all other brands in the aggregate.  The following chart sets forth the most significant net sales increases and decreases by brand for our base business for the second quarter of 2014 as compared to the second quarter of 2013:

	Base Business Net Sales Increase (Decrease)
Brand:	Dollars	Percentage
	(in millions)
Ortega	$2.9	9.1%
Maple Grove Farms of Vermont	1.0	5.3%
TrueNorth*	0.8	27.1%

Cream of Wheat	(2.6)	(20.9)%
Polaner	(0.5)	(5.3)%

All other brands	0.1	0.1%
Total	$1.7	1.1%

*       In total TrueNorth contributed $2.2 million to our overall net sales increase for the second quarter of 2014, $1.4 million of which is attributable to an extra month of ownership of the brand during the second quarter of 2014 and $0.8 million of which is base business growth during the comparable period of ownership during the second quarter of 2014 and 2013.

Gross Profit.  Gross profit for the second quarter of 2014 increased $7.3 million, or 13.2%, to $63.0 million from $55.7 million for the second quarter of 2013.  Gross profit expressed as a percentage of net sales decreased to 31.1% for the second quarter of 2014 from 34.6% in the second quarter of 2013.  The 3.5 percentage point decrease was primarily attributable to an increase in distribution costs, the base business net price decrease described above and a sales mix shift to lower margin products, which reduced gross profit margin by approximately 1.1 percentage points, 0.9 percentage points and 1.5 percentage points, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.0 million, or 46.0%, to $25.3 million for the second quarter of 2014 from $17.3 million for the second quarter of 2013.  This increase was primarily due to increases in acquisition-related transaction costs of $4.1 million, selling expenses of $2.1 million (including increases of $1.3 million for brokerage expenses and $0.5 million for salesperson compensation), consumer marketing of $1.5 million, and warehousing expenses of $0.5 million offset by a decrease in other expenses of $0.2 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses increased 1.7 percentage points to 12.5% for the second quarter of 2014 from 10.8% for the second quarter of 2013.

Gain on Change in Fair Value of Contingent Consideration.  In addition to the base purchase price consideration paid at closing, the acquisition agreement for Rickland Orchards requires that we pay additional purchase price earn-out consideration contingent upon the achievement of certain revenue growth targets during fiscal 2014, 2015 and 2016.  At the time of the acquisition, we established the fair value of the contingent consideration using revenue growth targets meant to achieve operating results in excess of base purchase price acquisition model assumptions.  As required, at June 28, 2014 we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and revised forecasted operating results for the remainder of fiscal 2014, 2015 and 2016, and reduced the probability of achievement and the fair value of the contingent consideration to zero.  This resulted in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying unaudited consolidated statements of operations for the second quarter and first two quarters of 2014.  We also concluded that these factors were potential indicators of the impairment of certain long-lived assets (trademark and customer relationship intangibles), requiring us to perform an interim impairment analysis of the trademarks and customer relationship intangibles acquired in the Rickland Orchards acquisition.  Based on the results of the interim impairment analysis, we determined that no impairment was required as of June 28, 2014.

However, if operating results for the Rickland Orchards brand continue to deteriorate at rates in excess of our revised projections during the remainder of 2014 or thereafter, we may be required to record a non-cash charge for the impairment of long-lived intangibles relating to Rickland Orchards, and these non-cash charges would be material.  See Note 1, “Nature of Operations—Acquisitions” and Note 6, “Fair Value Measurements,” to our unaudited consolidated interim financial statements for a more detailed description of the Rickland Orchards acquisition and related contingent consideration.  We did not have any contingent consideration obligations in fiscal 2013.

Amortization Expense.  Amortization expense increased $1.2 million to $3.3 million for the second quarter of 2014 from $2.1 million for the second quarter of 2013 due to acquisitions.

Operating Income.  As a result of the foregoing, operating income increased $6.4 million, or 17.6%, to $42.6 million for the second quarter of 2014 from $36.2 million for the second quarter of 2013.  Operating income expressed as a percentage of net sales decreased to 21.0% in the second quarter of 2014 from 22.5% in the second quarter of 2013.

Net Interest Expense.  Net interest expense for the second quarter of 2014 increased $1.8 million, or 17.7%, to $11.8 million from $10.0 million in the second quarter of 2013.  The increase was primarily attributable to an increase in our average debt outstanding attributable to our recent acquisitions.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the second quarter of 2014 includes costs relating to the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder, including the write-off of deferred debt financing costs and unamortized discount of $5.4 million and $0.3 million, respectively.  Loss on extinguishment of debt for the second quarter of 2013 includes costs relating to our repurchase of $218.3 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $17.9 million, the write-off of deferred debt financing costs of $7.9 million and the write-off of unamortized discount of $2.6 million.

Income Tax Expense.  Income tax expense increased $9.8 million to $8.9 million for the second quarter of 2014 from an income tax benefit of $0.9 million for the second quarter of 2013. Our effective tax rate was 35.6% for the second quarter of 2014 and 37.3% for the second quarter of 2013.  During the second quarter of 2013, changes in state apportionments and state tax laws resulted in a decrease of our blended state rate, resulting in an additional tax benefit of $0.1 million.  This additional tax benefit increased our quarterly effective tax rate 1.9 percentage points.

First two quarters of 2014 compared to the first two quarters of 2013

Net Sales.  Net sales for the first two quarters of 2014 increased $69.0 million, or 20.8%, to $401.0 million from $332.0 million for the first two quarters of 2013.  Net sales of Pirate Brands, acquired in July 2013, contributed $40.7 million to the overall increase.  Net sales of the Rickland Orchards brand, acquired in October 2013, contributed $15.8 million to the overall increase.  Net sales of Specialty Brands, acquired in April 2014, contributed $11.5 million to the overall increase.  And an additional four months of net sales of the TrueNorth brand, acquired in May 2013, contributed $7.2 million to the overall increase.  Net sales from our base business decreased $6.2 million, or 1.8%, attributable to a net price decrease of $5.4 million, or 1.6% and a unit volume decrease of $0.8 million, or 0.2%.

Approximately 75% of the net price decrease is attributable to net price decreases for our Ortega, Cream of Wheat, B&M and Polaner products, as we increased promotional activity in response to competition.  See Note 13, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first two quarters of 2014 and the first two quarters of 2013 for each of our brands that exceed approximately 2% of our net sales and for all other brands in the aggregate.  The following chart sets forth the most significant net sales increases and decreases by brand for our base business for the first two quarters of 2014 as compared to the first two quarters of 2013:

	Base Business Net Sales Increase (Decrease)
Brand:	Dollars	Percentage
	(in millions)
Ortega	$1.7	2.4%
TrueNorth *	0.8	27.1%

Cream of Wheat	(2.9)	(9.3)%
Polaner	(1.3)	(7.1)%
B&M	(1.0)	(7.8)%
Emeril’s	(0.7)	(8.7)%
Underwood	(0.6)	(6.5)%

All other brands	(2.2)	(1.1)%
Total	$(6.2)	(1.8)%

*        In total TrueNorth contributed $8.0 million to our overall net sales increase for the first two quarters of 2014, $7.2 million of which is attributable to an extra four months of ownership of the brand during the first two quarters of 2014 and $0.8 million of which is base business growth during the comparable period of ownership during the first two quarters of 2014 and 2013.

Gross Profit.  Gross profit for the first two quarters of 2014 increased $13.2 million, or 11.5%, to $127.7 million from $114.5 million for the first two quarters of 2013.  Gross profit expressed as a percentage of net sales decreased to 31.8% in the first two quarters of 2014 from 34.5% in the first two quarters of 2013.  The 2.7 percentage point decrease was primarily attributable to the base business net price decrease described above, an increase in distribution costs and a sales mix shift to lower margin products, which reduced gross profit margin by approximately 0.9 percentage points, 0.7 percentage points and 1.1 percentage points, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $14.1 million, or 41.6%, to $47.9 million for the first two quarters of 2014 from $33.8 million for the first two quarters of 2013.  This increase was primarily due to increases in consumer marketing of $5.3 million, acquisition-related transaction costs of $4.8 million, selling expenses of $3.4 million (including increases of $1.9 million for brokerage expenses and $0.8 million for salesperson compensation) and warehousing expenses of $1.1 million, offset by a decrease in other expenses of $0.5 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses increased 1.7 percentage points to 11.9% for the first two quarters of 2014 from 10.2% for the first two quarters of 2013.

Gain on Change in Fair Value of Contingent Consideration.  In addition to the base purchase price consideration paid at closing, the acquisition agreement for Rickland Orchards requires that we pay additional purchase price earn-out consideration contingent upon the achievement of revenue growth targets during fiscal 2014, 2015 and 2016.  At the time of the acquisition, we established the fair value of the contingent consideration using revenue growth targets meant to achieve operating results in excess of base purchase price acquisition model assumptions.  As required, at June 28, 2014 we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and revised forecasted operating results for the remainder of fiscal 2014, 2015 and 2016, and reduced the probability of achievement and the fair value of the contingent consideration to zero.  This resulted in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying unaudited consolidated statements of operations for the second quarter and first two quarters of 2014.  See Note 1, “Nature of Operations—Acquisitions” and Note 6, “Fair Value Measurements,” to our unaudited consolidated interim financial statements for a more detailed description of the Rickland Orchards acquisition and related contingent consideration.  We did not have any contingent consideration obligations in fiscal 2013.

Amortization Expense.  Amortization expense increased $2.4 million to $6.6 million for the first two quarters of 2014 from $4.2 million for the first two quarters of 2013 due to acquisitions.

Operating Income.  As a result of the foregoing, operating income increased $4.9 million, or 6.5%, to $81.4 million for the first two quarters of 2014 from $76.5 million for the first two quarters of 2013.  Operating income expressed as a percentage of net sales decreased to 20.3% in the first two quarters of 2014 from 23.0% in the first two quarters of 2013.

Net Interest Expense.  Net interest expense for the first two quarters of 2014 increased $3.1 million, or 15.9%, to $22.9 million from $19.8 million in the first two quarters of 2013.  The increase was primarily attributable to the increase in our average debt outstanding relating to our recent acquisitions.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first two quarters of 2014 includes costs relating to the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder, including the write-off of deferred debt financing costs and unamortized discount of $5.4 million and $0.3 million, respectively.  Loss on extinguishment of debt for the first two quarters of 2013 includes costs relating to our repurchase of $218.3 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $17.9 million, the write-off of deferred debt financing costs of $7.9 million and the write-off of unamortized discount of $2.6 million.

Income Tax Expense.  Income tax expense increased $8.8 million to $18.8 million for the first two quarters of 2014 from $10.0 million for the first two quarters of 2013.  Our effective tax rate was 35.7% for the first two quarters of 2014 and 35.4% for the first two quarters of 2013.

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

Cash Flows.  Cash receipts from the sale of our products, net of costs to manufacture and market our products, are the principal source of our net cash provided by operating activities.  Net cash provided by operating activities decreased $5.6 million to $36.1 million for the first two quarters of 2014 from $41.7 million for the first two quarters of 2013.  The decrease in net cash provided by operating activities in the first two quarters of 2014 as compared to the first two quarters of 2013 was primarily due to higher spending attributable to our recent acquisitions and related integration inefficiencies that resulted in a decrease in net income before depreciation, amortization, loss on extinguishment of debt and other non-cash expenses, and higher net working capital costs (primarily related to increased inventory positions and an increase in cash used for accounts payable, partially offset by a decrease in cash used for accrued expenses).

Net cash used in investing activities for the first two quarters of 2014 increased $144.7 million to $163.8 million from $19.1 million for the first two quarters of 2013.  The increase was attributable to the Specialty Brands acquisition and an increase in capital spending.  Capital expenditures in the first two quarters of 2014 and 2013 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash provided by financing activities for the first two quarters of 2014 decreased $33.1 million to $127.5 million from $160.6 million for the first two quarters of 2013.  The decrease was primarily attributable to differences in the net effects of the refinancings of long-term debt completed during the second quarters of 2014 and 2013, respectively, and an increase of $5.3 million in dividends paid in 2014.  See “—Debt” below.

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

For the first two quarters of 2014 and 2013, we had cash flows provided by operating activities of $36.1 million and $41.7 million, and distributed $35.9 million and $30.6 million, respectively, as dividends. At our current intended dividend rate of $1.36 per share per annum, we expect our aggregate dividend payments in fiscal 2014 to be approximately $72.4 million.

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

Debt

Senior Secured Credit Agreement. On June 5, 2014, we entered into a new senior secured credit agreement, which includes a $500.0 million revolving credit facility and $300.0 million of tranche A term loans.  The proceeds of the term loan borrowings, $46.0 million of revolving loans and cash on hand were used to repay all outstanding obligations under our prior credit agreement, which included $215.0 million of revolving loans, $121.9 million of term loan borrowings and $0.6 million of accrued and unpaid interest, and to pay $8.6 million of related transaction fees and expenses.  At June 28, 2014, $300.0 million of tranche A term loans were outstanding and $46.0 million of revolving loans were outstanding under our senior secured credit agreement.  The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

At June 28, 2014, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $453.5 million.  Proceeds of the revolving credit facility may be used for general corporate purposes including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization:  $7.5 million is due and payable in fiscal 2014, $18.8 million is due and payable in fiscal 2015, $26.2 million is due and payable in fiscal 2016,  $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At the end of the second quarter of 2014, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.15%.

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

Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year.  The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 4.625% senior notes as described in Note 5 to our unaudited consolidated interim financial statements.  We may also, from time to time, seek to retire the 4.625% senior notes through cash repurchases of the 4.625% senior notes or exchanges of the 4.625% senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  See Note 5, “Long-Term Debt,” to our unaudited consolidated interim financial statements for a more detailed description of the 4.625% senior notes.

Future Capital Needs

On June 28, 2014, our total long-term debt of $1,045.3 million, net of our cash and cash equivalents of $4.0 million, was $1,041.3 million.  Stockholders’ equity as of that date was $375.6 million.

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

We expect to make capital expenditures of approximately $20.0 million in the aggregate during fiscal 2014, $9.5 million of which were made during the first two quarters of 2014.

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

We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers, tomatoes and other related specialty items during the months of July through October, and we generally purchase the majority of our maple syrup requirements during the months of April through August.  Consequently, our liquidity needs are greatest during these periods.

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

Contingencies

See Note 9, “Commitments and Contingencies,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of June 28, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2014, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2013 Annual Report on Form 10-K.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At June 28, 2014, we had $700.0 million of fixed rate debt and $346.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at June 28, 2014, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $3.5 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of June 28, 2014 and December 28, 2013 are as follows (in thousands):

	June 28, 2014				December 28, 2013
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	46,000		46,000	(1)	40,000		40,000	(1)

Tranche A Term Loans due 2016	—		—		130,885	(2)	131,250	(1)

Tranche A Term Loans due 2019	299,265	(2)	300,000	(1)	—		—

4.625% Senior Notes due 2021	700,000		701,750	(3)	700,000		672,000	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans is net of discount.  At June 28, 2014 and December 28, 2013, the face amounts of the tranche A term loans were $300.0 million and $131.3 million, respectively.

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

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first two quarters of 2014, our net sales to foreign countries represented approximately 2.4% of our total net sales.  During the first two quarters of 2013, our net sales to foreign countries represented approximately 3.2% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase the majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

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

If operating results for the Rickland Orchards brand continue to deteriorate at rates in excess of our revised projections, we may be required to record a non-cash charge for the impairment of certain long-lived intangibles, which would negatively affect our consolidated results of operations and net worth.

For the Rickland Orchards acquisition, additional purchase price payments are contingent upon the achievement of certain revenue growth targets during fiscal 2014, 2015 and 2016 meant to achieve revenue growth in excess of base purchase price acquisition model assumptions.  As a result of lower than expected net sales results for Rickland Orchards and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero as of June 28, 2014, resulting in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying unaudited consolidated statements of operations for the second quarter and first two quarters of 2014.  See Note 1, “Nature of Operations—Acquisitions” and Note 6, “Fair Value Measurements.”  We also concluded that these factors were potential indicators of the impairment of certain long-lived assets (trademark and customer relationship intangibles), requiring us to perform an interim impairment analysis of the trademark and customer relationship intangibles acquired in the Rickland Orchards acquisition.  Based on the results of the interim impairment analysis, we determined that no impairment was required as of June 28, 2014.  However, if operating results for the Rickland Orchards brand continue to deteriorate at rates in excess of our revised projections during the remainder of 2014 or thereafter, we may be required to record a non-cash charge for the impairment of long-lived intangibles relating to Rickland Orchards, and these non-cash charges would be material and negatively affect our consolidated results of operations and net worth.

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 24, 2014	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)