Form 10-Q
period 2014-09-27
B&G Foods, Inc.
filed 2014-10-23
CIK 1278027

As filed with the Securities and Exchange Commission on October 23, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2014

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                   .

Commission file number 001-32316

B&G FOODS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of	13-3918742 (I.R.S. Employer Identification No.)
incorporation or organization)

4 Gatehall Drive, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (973) 401-6500

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

As of October 23, 2014, the registrant had 53,663,697 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$5,981	$4,107
Trade accounts receivable, net	68,444	62,763
Inventories	132,856	101,251
Prepaid expenses and other current assets	7,996	8,079
Income tax receivable	12,540	3,422
Deferred income taxes	4,293	2,115
Total current assets	232,110	181,737

Property, plant and equipment, net of accumulated depreciation of $125,397 and $114,685	114,621	110,374
Goodwill	370,096	319,292
Other intangibles, net	951,101	844,141
Other assets	30,064	28,799
Total assets	$1,697,992	$1,484,343

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$49,706	$42,638
Accrued expenses	27,665	19,189
Current portion of long-term debt	20,625	26,250
Dividends payable	18,246	17,637
Total current liabilities	116,242	105,714

Long-term debt	1,024,686	844,635
Other liabilities	2,356	8,692
Deferred income taxes	201,490	146,939
Total liabilities	1,344,774	1,105,980
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 53,663,697 and 53,445,910 shares issued and outstanding as of September 27, 2014 and December 28, 2013	537	534
Additional paid-in capital	128,487	183,113
Accumulated other comprehensive loss	(2,495)	(2,471)
Retained earnings	226,689	197,187
Total stockholders’ equity	353,218	378,363
Total liabilities and stockholders’ equity	$1,697,992	$1,484,343

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	$208,998	$181,350	$610,027	$513,426
Cost of goods sold	145,936	120,084	419,269	337,651
Gross profit	63,062	61,266	190,758	175,775

Operating expenses:
Selling, general and administrative expenses	21,173	21,271	69,065	55,097
Amortization expense	3,391	2,385	9,986	6,608
Impairment of intangible assets	34,154	—	34,154	—
Gain on change in fair value of contingent consideration	—	—	(8,206)	—
Operating income	4,344	37,610	85,759	114,070

Other expenses:
Interest expense, net	11,587	11,097	34,532	30,900
Loss on extinguishment of debt	—	2,813	5,748	31,291
(Loss) income before income tax (benefit) expense	(7,243)	23,700	45,479	51,879
Income tax (benefit) expense	(2,830)	8,350	15,977	18,328
Net (loss) income	$(4,413)	$15,350	$29,502	$33,551

Weighted average shares outstanding:
Basic	53,664	52,873	53,656	52,817
Diluted	53,664	53,120	53,730	52,975

(Loss) earnings per share:
Basic	$(0.08)	$0.29	$0.55	$0.64
Diluted	$(0.08)	$0.29	$0.55	$0.63

Cash dividends declared per share	$0.34	$0.32	$1.02	$0.90

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net (loss) income	$(4,413)	$15,350	$29,502	$33,551

Other comprehensive (loss) income:
Foreign currency translation adjustments	(41)	34	(45)	(28)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	7	116	21	399
Other comprehensive (loss) income	(34)	150	(24)	371
Comprehensive (loss) income	$(4,447)	$15,500	$29,478	$33,922

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013

Cash flows from operating activities:
Net income	$29,502	$33,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,783	17,002
Amortization of deferred debt financing costs and bond discount	2,907	3,318
Deferred income taxes	5,083	12,063
Interest accretion on contingent consideration	432	—
Gain on change in fair value of contingent consideration	(8,206)	—
Impairment of intangible assets	34,154	—
Loss on disposal of inventory	2,978	—
Loss on extinguishment of debt	5,748	31,291
Share-based compensation expense	2,128	3,269
Excess tax benefits from share-based compensation	(2,356)	(4,192)
Provision for doubtful accounts	140	165
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(6,039)	(9,616)
Inventories	(32,412)	(15,969)
Prepaid expenses and other current assets	83	(1,159)
Income tax receivable	(2,765)	3,434
Other assets	(941)	(223)
Trade accounts payable	3,281	(3,463)
Accrued expenses	5,917	2,096
Other liabilities	272	(2,674)
Net cash provided by operating activities	60,689	68,893

Cash flows from investing activities:
Payments for acquisition of businesses, net of cash acquired	(154,277)	(209,905)
Capital expenditures	(13,901)	(8,418)
Net cash used in investing activities	(168,178)	(218,323)

Cash flows from financing activities:
Repayments of long-term debt	(131,250)	(501,404)
Proceeds from issuance of long-term debt	299,250	700,000
Borrowings under revolving credit facility	252,500	65,000
Repayments of borrowings under revolving credit facility	(246,500)	(60,000)
Dividends paid	(54,124)	(45,905)
Excess tax benefits from share-based compensation	2,356	4,192
Debt financing costs	(8,473)	(12,549)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(4,374)	(6,812)
Net cash provided by financing activities	109,385	142,522

Effect of exchange rate fluctuations on cash and cash equivalents	(22)	(12)
Net increase (decrease) in cash and cash equivalents	1,874	(6,920)

Cash and cash equivalents at beginning of period	4,107	19,219
Cash and cash equivalents at end of period	$5,981	$12,299

Supplemental disclosures of cash flow information:
Cash interest payments	$23,177	$26,110
Cash income tax payments	$13,629	$2,834
Non-cash transactions:
Dividends declared and not yet paid	$18,246	$16,919

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

As of the date of the Rickland Orchards acquisition we estimated the original fair value of the contingent consideration to be approximately $7.6 million.  During the remainder of fiscal 2013 and the first two quarters of 2014, we recorded interest accretion expense on the contingent consideration liability of $0.2 million and $0.4 million, respectively.  At June 28, 2014, we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and our revised forecasted operating results for Rickland Orchards for the remainder of fiscal 2014, 2015 and 2016.  As a result of lower than expected net sales results for Rickland Orchards and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero, resulting in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying unaudited consolidated statements of operations for the first three quarters of 2014.  See Note 6, “Fair Value Measurements.”  We also concluded that these factors were potential indicators of the impairment of certain long-lived assets (trademark and customer relationship intangibles), requiring us to perform an interim impairment analysis of the trademark and customer relationship intangibles acquired in the Rickland Orchards acquisition.  Based on the results of the interim impairment analysis we performed at June 28, 2014, we determined that no impairment was required as of that date.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

During the third quarter of 2014, net sales to the club channel of the core products of Rickland Orchards continued to deteriorate beyond our June 28, 2014 projections.  As a result, we have as of September 27, 2014 reduced our net sales projections to the club channel and performed an interim impairment analysis of the trademark and customer relationship intangibles acquired in the Rickland Orchards acquisition.  We used a discounted cash flow model to determine the fair value of the intangibles.  Based on the results of the interim impairment analysis performed at September 27, 2014, we recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $26.9 million and $7.3 million, respectively, which is recorded in “Impairment of intangible assets” on the accompanying unaudited consolidated statement of operations.  As of September 27, 2014, the remaining balances of the Rickland Orchards amortizable trademark and customer relationship intangibles were $5.3 million and $1.1 million, respectively. If, during the remainder of 2014 or thereafter, operating results for the Rickland Orchards brand continue to deteriorate at rates in excess of our revised projections, we may be required to record an additional non-cash charge for the impairment of long-lived intangibles relating to Rickland Orchards, and these non-cash charges would be material.

In connection with the interim impairment analysis of the intangibles, we also recorded a charge to cost of goods sold of approximately $3.0 million relating to a write-off of certain raw material and finished goods inventory used in the production of Rickland Orchards products.

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

The following table sets forth the preliminary allocation of the Specialty Brands acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to assets acquired and liabilities assumed.  During the third quarter of 2014, we recorded a purchase price allocation adjustment by decreasing goodwill, customer relationship intangibles and other working capital and increasing trademarks and long-term deferred income taxes by $3.4 million primarily due to a change in our valuation of intangible assets and deferred income taxes as of the date of acquisition. We anticipate completing the purchase price allocation before or during the second quarter of fiscal 2015.  The goodwill and other intangible assets acquired are not expected to be deductible for income tax purposes.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

Specialty Brands Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$154,277
Total	$154,277

Preliminary Allocation:
Trademarks — unamortizable intangible assets	$139,400
Goodwill	48,524
Customer relationship intangibles—amortizable intangible assets	11,700
Other working capital	4,375
Long-term deferred income tax liabilities	(49,722)
Total	$154,277

The following table sets forth the allocation of the Rickland Orchards acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. During the first three quarters of 2014, we recorded a purchase price allocation adjustment by increasing goodwill and decreasing other working capital by $2.1 million due to a change in our valuation of accounts receivable and inventory as of the date of acquisition.  We completed the purchase price allocation during the third quarter of fiscal 2014.

Rickland Orchards Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$37,376
Equity issued	20,124
Fair value of contingent consideration	7,566
Total	$65,066

Allocation:
Trademarks — amortizable intangible assets	$35,000
Goodwill	23,353
Customer relationship intangibles—amortizable intangible assets	9,000
Other working capital	(2,287)
Total	$65,066

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

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(1)                                 Nature of Operations (Continued)

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the third quarter and first three quarters of 2014 and 2013 presents our operations as if the Specialty Brands acquisition had occurred as of the beginning of fiscal 2013, and the Rickland Orchards and Pirate Brands acquisitions had occurred as of the beginning of fiscal 2012.  In addition to including the results of operations of these acquisitions, the pro forma information gives effect to the interest on additional borrowings, the amortization of trademark and customer relationship intangibles, and the issuance of shares of common stock.  On an actual basis, Specialty Brands, Rickland Orchards and Pirate Brands contributed $22.1 million, $4.5 million and $22.9 million of net sales, respectively, for the third quarter of 2014, and $33.5 million, $20.3 million and $63.6 million of net sales, respectively, for the first three quarters of 2014.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(dollars in thousands, except per share data)
Net sales	$208,998	$216,967	$636,420	$648,430
Net (loss) income	(4,413)	16,632	30,694	35,437
Basic and diluted (loss) earnings per share	$(0.08)	$0.31	$0.57	$0.67

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal year ending January 3, 2015 (fiscal 2014) contains 53 weeks and our fiscal year ended December 28, 2013 (fiscal 2013) contains 52 weeks.  Each quarter of fiscal 2014 and 2013 contains 13 weeks, except the fourth quarter of 2014, which will contain 14 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 27, 2014 (third quarter and first three quarters of 2014) and September 28, 2013 (third quarter and first three quarters of 2013) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 27, 2014, and the results of our operations and comprehensive income (loss) for the third quarter and first three quarters of 2014 and 2013 and the cash flows for the first three quarters of 2014 and 2013.  Our results of operations for the third quarter and first three quarters of 2014 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2013 filed with the SEC on February 26, 2014.  Certain reclassifications, none of which were material, have been made to the prior year amounts to conform to the current year presentation.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	September 27, 2014	December 28, 2013
Raw materials and packaging	$36,543	$25,075
Finished goods	96,313	76,176
Total	$132,856	$101,251

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of September 27, 2014			As of December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Trademarks	$12,056	$642	$11,414	$41,800	$1,031	$40,769
Customer relationships	191,313	55,926	135,387	187,569	49,097	138,472
	$203,369	$56,568	$146,801	$229,369	$50,128	$179,241

Unamortizable Intangible Assets
Goodwill	$370,096			$319,292
Trademarks	$804,300			$664,900

Note:      The increases in carrying amounts are attributable to purchase accounting adjustments related to the Specialty Brands, Rickland Orchards and Pirate Brands acquisitions.  The impairment loss relating to Rickland Orchards offset the increase in customer relationship intangibles and caused the decrease in amortizable trademarks.

Amortization expense associated with amortizable trademarks and customer relationship intangibles for the third quarter and first three quarters of 2014 was $3.4 million and $10.0 million, respectively, and is recorded in operating expenses.  Amortization expense associated with amortizable trademarks and customer relationship intangibles for the third quarter and first three quarters of 2013 was $2.4 million and $6.6 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $2.7 million of amortization expense associated with our amortizable trademarks and customer relationship intangibles during the remainder of fiscal 2014, and thereafter $10.6 million per year for each of the next four fiscal years.

See Note 1, “Nature of Operations—Acquisitions.”

(5)                                 Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	September 27, 2014	December 28, 2013
Current and former senior secured credit agreement:
Revolving credit facility	$46,000	$40,000
Tranche A term loan due 2019	300,000	—
Tranche A term loan due 2016	—	131,250
4.625% senior notes due 2021	700,000	700,000
Unamortized discount	(689)	(365)
Total long-term debt, net of unamortized discount	1,045,311	870,885
Current portion of long-term debt	(20,625)	(26,250)
Long-term debt, net of unamortized discount and excluding current portion	$1,024,686	$844,635

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-Term Debt (Continued)

As of September 27, 2014, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2014	$7,500
2015	18,750
2016	26,250
2017	24,375
2018	76,875
Thereafter	892,250
Total	$1,046,000

Senior Secured Credit Agreement.  On June 5, 2014, we entered into a new senior secured credit agreement, which includes a $500.0 million revolving credit facility and $300.0 million of tranche A term loans.  The proceeds of the term loan borrowings, $46.0 million of revolving loans and cash on hand were used to repay all outstanding obligations under our prior credit agreement, which included $215.0 million of revolving loans that were used in part to fund the Specialty Brands acquisition, $121.9 million of term loan borrowings and $0.6 million of accrued and unpaid interest, and to pay $8.6 million of related transaction fees and expenses.  At September 27, 2014, $300.0 million of tranche A term loans were outstanding and $46.0 million of revolving loans were outstanding under our senior secured credit agreement.

At September 27, 2014, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $453.5 million.  Proceeds of the revolving credit facility may be used for general corporate purposes including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under our revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

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

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At the end of the third quarter of 2014, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.16%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), commencing with the second quarter of 2014, may not exceed 7.00 to 1.00 through the fourth quarter of 2015; 6.75 to 1.00 for the first quarter of 2016 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of September 27, 2014, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year.   The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed. On or after June 1, 2016, we may redeem some or all of the 4.625% senior notes at a redemption price of 103.469% beginning June 1, 2016 and thereafter at prices declining annually to 100% on or after June 1, 2019, in each case plus accrued and unpaid interest to the date of redemption.  We may redeem up to 35% of the aggregate principal amount of the 4.625% senior notes prior to June 1, 2016 with the net proceeds from certain equity offerings at a redemption price of 104.625% plus accrued and unpaid interest to the date of redemption.  We may also redeem some or all of the 4.625% senior notes at any time prior to June 1, 2016 at a redemption price equal to the make-whole amount set forth in the indenture governing the 4.625% senior notes.  In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 4.625% senior notes at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

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

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of September 27, 2014, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

Deferred Debt Financing Costs.  During the second quarter of 2014, we wrote-off and expensed $5.4 million of deferred debt financing costs relating to the termination of our prior credit agreement, which included the repayment of $121.9 million aggregate principal amount of our tranche A term loans and $215.0 million of revolving loans. During the second quarter of 2014, we also capitalized $5.6 million and $2.9 million of debt financing costs relating to the new revolving credit facility and tranche A term loans, respectively, which will be amortized over the five year scheduled term of the new credit agreement. As of September 27, 2014 and December 28, 2013 we had net deferred debt financing costs of $18.0 million and $17.8 million, respectively, included in other assets in the accompanying unaudited consolidated balance sheets.

Loss on Extinguishment of Debt.  During the third quarter of 2014, we did not incur any loss on extinguishment of debt.  During the third quarter of 2013, we incurred a loss on extinguishment of debt of $2.8 million in connection with the repayment of $30.2 million aggregate principal amount of the 7.625% senior notes.  The loss on extinguishment includes the repurchase premium and other expenses of $2.3 million, the write-off of deferred debt financing costs of $0.4 million and the write-off of unamortized discount of $0.1 million.  During the second quarter of 2014, we incurred a loss on extinguishment of debt in connection with the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder.  The loss on extinguishment includes the write-off of deferred debt financing costs of $5.4 million discussed above

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Long-Term Debt (Continued)

and the write-off of unamortized discount of $0.3 million. Loss on extinguishment of debt for the second quarter of 2013 includes costs relating to our repurchase of $218.3 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $17.9 million, the write-off of deferred debt financing costs of $7.9 million and the write-off of unamortized discount of $2.6 million.  We did not incur any loss on extinguishment of debt during the first quarter of 2014 or 2013.

Accrued Interest.  At September 27, 2014 and December 28, 2013, accrued interest of $11.8 million and $3.3 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of September 27, 2014 and December 28, 2013 are as follows (in thousands):

	September 27, 2014				December 28, 2013
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	46,000		46,000	(1)	40,000		40,000	(1)
Tranche A Term Loans due 2016	—		—		130,885	(2)	131,250	(1)
Tranche A Term Loans due 2019	299,311	(2)	300,000	(1)	—		—
4.625% Senior Notes due 2021	700,000		661,500	(3)	700,000		672,000	(3)

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Fair Value Measurements (Continued)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans are net of discount.  At September 27, 2014 and December 28, 2013, the face amounts of the tranche A term loans were $300.0 million and $131.3 million, respectively.

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

During the remainder of fiscal 2013 and the first two quarters of 2014, we recorded interest accretion expense on the contingent consideration liability of $0.2 million and $0.4 million, respectively.  We are required to reassess the fair value of the contingent consideration at each reporting period.  At June 28, 2014, we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and our revised forecasted operating results for Rickland Orchards for the remainder of fiscal 2014, 2015 and 2016.  As a result of lower than expected net sales results for Rickland Orchards and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero, resulting in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying unaudited consolidated statements of operations for the first three quarters of 2014.  The significant inputs used in these estimates include numerous possible scenarios for the contingent earn-out payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

The following table summarized the Level 3 activity (in thousands):

September 27, 2014

Balance at beginning of year	$7,774
Contingent consideration accretion expense	432
Gain on change in fair value of contingent consideration	(8,206)
Balance at end of quarter	$—

(7)                                 Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss as of September 27, 2014 and September 28, 2013 are as follows (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Accumulated Other Comprehensive Loss (Continued)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Affected Line Item in the
Details about AOCL Components	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	Statement Where Net Income (loss) is Presented
Defined benefit pension plan items
Amortization of prior service cost	$11	$11	$33	$33	See (1) below
Amortization of unrecognized loss	—	195	—	619	See (1) below
	11	206	33	652	Total before tax
	(4)	(90)	(12)	(253)	Income tax expense
Total reclassification	$7	$116	$21	$399	Net of tax

(1)         These items are included in the computation of net periodic pension cost.  See Note 8, “Pension Benefits” for additional information.

Changes in accumulated other comprehensive loss as of September 27, 2014 is as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total

Beginning balance	$(2,340)	$(131)	$(2,471)
Other comprehensive loss before reclassifications	—	(45)	(45)
Amounts reclassified from AOCL	21	—	21
Net current period other comprehensive income (loss)	21	(45)	(24)
Ending balance	$(2,319)	$(176)	$(2,495)

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)                                 Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension costs for company sponsored defined benefit pension plans for the third quarter and first three quarters of 2014 and 2013 include the following components (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Service cost—benefits earned during the period	$768	$792	$2,173	$2,493
Interest cost on projected benefit obligation	592	528	1,794	1,583
Expected return on plan assets	(1,089)	(913)	(3,258)	(2,722)
Amortization of unrecognized prior service cost	11	11	33	33
Amortization of unrecognized loss	—	195	—	619
Net periodic pension cost	$282	$613	$742	$2,006

During the first three quarters of 2014, we made $1.8 million of defined benefit pension plan contributions.  We do not plan to make additional contributions during the remainder of fiscal 2014.

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

(9)                                 Commitments and Contingencies

Operating Leases.  As of September 27, 2014, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Commitments and Contingencies (Continued)

Fiscal year ending:	Third Parties
2014	$1,784
2015	7,276
2016	7,277
2017	4,945
2018	4,910
Thereafter	8,586
Total	$34,778

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

Pirate Brands has been named as a defendant in six duplicative putative class action lawsuits filed in United States District Courts, two of which were filed prior to our ownership of Pirate Brands.  The cases allege that Pirate Brands’ products are improperly labeled as “natural” because they contain “genetically modified” and “highly processed” ingredients.  Each case was filed on behalf of a plaintiff and purported similarly situated individuals.  The first case was filed in December 2012 in the Eastern District of New York by Milana Vasquez.  A duplicative case was then filed in February 2013 in the Northern District of California by Michael Hill, which case has been transferred to the Eastern District of New York.  Identical actions were then filed in July 2013 in the Southern District of Florida (by Janelle Ruffino), the Western District of Washington (by Victoria Molinarolo), the Central District of California (by Nicolle DiSimone) and the District of New Jersey (by Randy Goldberg).  Each complaint seeks monetary damages, injunctive relief and attorneys’ fees.  Pirate Brands was successful in its efforts to have all six cases transferred to the Eastern District of New York to be coordinated before a single judge.  We intend to vigorously defend these lawsuits and believe that the plaintiffs’ claims are without merit.  No discovery has commenced in any of the cases, and a motion to dismiss the claims is pending.  Based upon information currently available, we do not believe the ultimate resolution of these actions will have a material adverse effect on B&G Foods’ consolidated financial position, results of operations or liquidity.

B&G Foods has been named as a defendant in two additional putative class action lawsuits that allege that certain of our products are improperly labeled as “natural” because they contain “genetically modified” and/or and “highly processed” ingredients.  The first case was filed in the United States District Court for the Southern District of Florida in September 2014 by Bonnie Jo Pettinga, Caleb Johnson, Shawn Teufel and Joseph Grey, individually and purportedly on behalf of similarly situated individuals.  This action was voluntarily dismissed without prejudice by the plaintiffs on or about October 17, 2014.  The second case was filed in the United States District Court for the Southern District of New York in October 2014 by Carolina Alduey, purportedly on behalf of herself and similarly situated individuals.  Each complaint seeks monetary damages, injunctive relief and attorneys’ fees.  B&G Foods has yet to be served with the complaint.  We intend to vigorously defend these lawsuits and believe that the plaintiffs’ claims are without merit.  Based upon information currently available, we do not believe the ultimate resolution of these actions will have a material adverse effect on B&G Foods’ consolidated financial position, results of operations or liquidity.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Commitments and Contingencies (Continued)

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first three quarters of 2014 or 2013 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of September 27, 2014, approximately 327 of our 966 employees, or 33.9%, were covered by collective bargaining agreements, of which approximately 98 were covered by a collective bargaining agreement expiring within the next 12 months.  Our collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO, Local No. 334 that covers certain employees at our Portland, Maine manufacturing facility is scheduled to expire on April 25, 2015.  We expect to begin negotiations for a new collective bargaining agreement during the fourth quarter of 2014 or the first quarter of 2015.  While we believe that our relations with our union employees are good, we cannot be certain that we will be able to negotiate a new collective bargaining agreement for the Portland, Maine manufacturing facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages.  At this time, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition or results of operations.  None of our other collective bargaining agreements is scheduled to expire within one year.

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

(10)                          Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock related to performance shares that may be earned under long-term incentive awards had been issued as of the beginning of the period using the treasury stock method.  For the third quarter of 2014, 101,428 shares of common stock issuable upon the achievement of performance goals in connection with share-based compensation awards have not been included in the calculation of diluted weighted average shares because the effect would have been anti-dilutive on diluted loss per share.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)                          Earnings per Share (Continued)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Weighted average shares outstanding:
Basic	53,663,697	52,873,364	53,655,743	52,817,048
Net effect of potentially dilutive share-based compensation awards	—	247,028	74,638	158,031
Diluted	53,663,697	53,120,392	53,730,381	52,975,079

(11)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 51.9% and 48.9% of consolidated net sales for the first three quarters of 2014 and 2013, respectively.  Our top ten customers accounted for approximately 50.5% and 46.1% of our consolidated trade accounts receivables as of September 27, 2014 and December 28, 2013, respectively.  Other than Wal-Mart, which accounted for 18.6% of our consolidated net sales for both the first three quarters of 2014 and 2013, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2014 or 2013.  Other than Wal-Mart, which accounted for 14.5% and 12.9% of our consolidated trade accounts receivables as of September 27, 2014 and December 28, 2013, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of September 27, 2014, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first three quarters of 2014 and 2013, our sales to foreign countries represented approximately 3.3% and 3.2%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards, non-employee director stock grants and other share based compensation, if any) during the third quarter and first three quarters of 2014 and 2013 and where that expense is reflected in our consolidated statements of operations (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)                          Share-Based Payments (Continued)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Consolidated Statements of Operations Location	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Compensation expense included in cost of goods sold	$115	$282	$609	$716
Compensation expense included in selling, general and administrative expenses	271	827	1,519	2,553
Total compensation expense for share-based payments	$386	$1,109	$2,128	$3,269

As of September 27, 2014, there was $2.4 million of unrecognized compensation expense related to performance share long-term incentive awards, which is expected to be recognized over the next 2.25 years.

The following table details the activity in our non-vested performance share long-term incentive awards for the first three quarters of 2014:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2014	611,819	(1)	$17.05
Granted	174,834	(1)	$27.54
Vested	(342,576)		$11.78
Forfeited	(20,126)		$27.70
End of first three quarters of 2014	423,951	(1)	$25.12

(1)         Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% of the target number of performance shares).

(2)         The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the number of shares of common stock issued by our company during the first three quarters of 2014 and 2013 upon the vesting of performance share long-term incentive awards and other share based compensation:

	Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013

Number of performance shares vested	342,576	512,885
Shares withheld to fund statutory minimum tax withholding	138,799	214,878
Shares of common stock issued for performance share long-term incentive awards	203,777	298,007
Shares of common stock issued to non-employee directors for annual equity grants	14,010	14,592
Total shares of common stock issued	217,787	312,599
Excess tax benefit recorded to additional paid in capital	$2,356	$4,192

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)                          Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Brand (1):
Ortega	$35,272	$33,665	$105,485	$102,208
Pirate Brands (2)	22,902	16,488	63,599	16,488
Maple Grove Farms of Vermont	19,272	19,639	56,447	56,804
Mrs. Dash	15,259	14,036	48,027	47,061
Cream of Wheat	13,977	14,854	42,549	46,373
Polaner	8,433	9,148	25,811	27,846
Las Palmas	8,289	7,917	24,558	24,469
New York Style	5,770	8,229	21,321	24,094
Rickland Orchards (3)	4,461	—	20,250	—
Bloch & Guggenheimer	5,637	6,107	19,965	20,452
Bear Creek Country Kitchens (4)	13,908	—	19,277	—
TrueNorth (5)	5,051	5,366	16,232	8,521
B&M	3,559	4,002	15,668	17,134
Underwood	4,884	5,561	14,043	15,353
Ac’cent	4,088	4,535	13,053	13,613
Emeril’s	3,725	4,114	10,992	12,073
Spring Tree (4)	5,107	—	8,787	—
All other brands	29,404	27,689	83,963	80,937
Total	$208,998	$181,350	$610,027	$513,426

(1)               Net sales for each brand include, if applicable, any private label and food service net sales attributable to the brand.

(2)               We completed the acquisition of Pirate Brands on July 8, 2013.

(3)               We acquired the Rickland Orchards brand on October 7, 2013.

(4)               We completed the acquisition of Specialty Brands on April 23, 2014, including the Bear Creek Country Kitchens, Spring Tree, Cary’s, MacDonald’s, New York Flatbreads and Canoleo brands.

(5)              We acquired the TrueNorth brand on May 6, 2013.

(14)                          Related Party Transactions

Except as noted below, there were no related party transactions in the first three quarters of 2014 with any director or executive officer of B&G Foods or any other related person, as defined in Rule 404 under Regulation S-K promulgated under the Securities Act of 1933, as amended, and none is proposed.

On October 7, 2013, we completed the acquisition of all the issued and outstanding equity interests of Rickland Orchards LLC from Natural Instincts LLC for a purchase price of $57.5 million, of which approximately $37.4 million was paid in cash and approximately $20.1 million was paid in shares of common stock of B&G Foods (based on the closing price of $35.15 per share on October 4, 2013), plus consideration of up to a maximum of $15.0 million in the aggregate, which is payable based upon the achievement of specified operating results during fiscal 2014, 2015 and 2016.  Following the completion of the acquisition, Jason Cohen, a co-founder and the former chief executive officer of Rickland Orchards, and Michael Sands, a co-founder and the former chief operating officer of Rickland Orchards, began serving as an executive vice president and a vice president, respectively, of B&G Foods.  Mr. Sands was promoted to executive vice president of snacks of B&G Foods effective March 11, 2014. Mr. Cohen resigned as executive vice president of club channel of B&G Foods effective March 31, 2014.  Mr. Cohen is a member of the board of managers of Natural Instincts as well as a

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)                          Related Party Transactions (Continued)

member of Natural Instincts.  Mr. Sands is a member of Natural Instincts.  Mr. Cohen has an approximately 40% interest in Natural Instincts and Mr. Sands has an approximately 1.5% interest in Natural Instincts.  In addition, in connection with Mr. Cohen’s resignation from B&G Foods, Replenish Capital LLC agreed to become a strategic advisor to B&G Foods’ executive management team on a non-exclusive basis.  Under that arrangement, Replenish Capital was able to earn $20,000 per month plus commissions on incremental sales of B&G Foods products to the club channel that are facilitated by Replenish Capital.  Mr. Cohen is the sole member of Replenish Capital.  On August 1, 2014, Replenish Capital and B&G Foods mutually agreed to terminate the consulting arrangement, with an effective date of termination of September 30, 2014.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 27, 2014 (third quarter and first three quarters of 2014) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2013 (fiscal 2013) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2014 (which we refer to as our 2013 Annual Report on Form 10-K).

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

We expect cost decreases for raw materials in the marketplace during 2014 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through the second quarter of 2015 at a cost decrease of less than 1% of cost of goods sold.  During fiscal 2013, we had minimal cost increases. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to decline further, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of each of 2014 and 2013 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.8%	66.2%	68.7%	65.8%
Gross profit	30.2%	33.8%	31.3%	34.2%

Selling, general and administrative expenses	10.1%	11.7%	11.3%	10.7%
Amortization expense	1.7%	1.3%	1.6%	1.3%
Impairment of intangible assets	16.3%	—	5.6%	—
Gain on change in fair value of contingent consideration	—	—	(1.3)%	—
Operating income	2.1%	20.8%	14.1%	22.2%

Interest expense, net	5.6%	6.1%	5.7%	6.0%
Loss on extinguishment of debt	—	1.6%	0.9%	6.1%
(Loss) income before income tax (benefit) expense	(3.5)%	13.1%	7.5%	10.1%

Income tax (benefit) expense	(1.4)%	4.6%	2.7%	3.6%
Net (loss) income	(2.1)%	8.5%	4.8%	6.5%

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

Impairment of Intangible Assets.  Impairment on intangible assets represents a reduction of the carrying value of amortizable intangible assets to fair value when the carrying value of the assets is no longer recoverable.

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

Non-GAAP Financial Measures

Certain disclosures in this report include non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP) in our consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows.

EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance.  We define EBITDA as net income (loss) before net interest expense (as defined above), income taxes, depreciation and amortization and loss on extinguishment of debt (as defined above). We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses), intangible asset impairment charges and related asset write-offs, and gains or losses related to changes in the fair value of contingent liabilities from earn-outs.  Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, non-cash intangible asset impairment charges and related asset write-offs, and gains or losses related to changes in the fair value of contingent liabilities from earn-outs because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures.  As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to operating income or net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related expenses, gains and losses and income taxes, intangible asset impairment charges and related asset write-offs, and gains or losses related to changes in the fair value of contingent liabilities from earn-outs.  Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of each of 2014 and 2013 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net (loss) income	$(4,413)	$15,350	$29,502	$33,551
Income tax (benefit) expense	(2,830)	8,350	15,977	18,328
Interest expense, net	11,587	11,097	34,532	30,900
Depreciation and amortization	6,838	5,983	20,783	17,002
Loss on extinguishment of debt	—	2,813	5,748	31,291
EBITDA	11,182	43,593	106,542	131,072
Acquisition-related transaction costs	1,141	2,399	6,524	2,933
Impairment of intangible assets	34,154	—	34,154	—
Loss on disposal of inventory	2,978	—	2,978	—
Gain on change in fair value of contingent consideration	—	—	(8,206)	—
Adjusted EBITDA	49,455	45,992	141,992	134,005
Income tax benefit (expense)	2,830	(8,350)	(15,977)	(18,328)
Interest expense, net	(11,587)	(11,097)	(34,532)	(30,900)
Deferred income taxes	(3,511)	5,869	5,083	12,063
Amortization of deferred financing costs and bond discount	879	1,025	2,907	3,318
Acquisition-related transaction costs	(1,141)	(2,399)	(6,524)	(2,933)
Acquisition-related contingent consideration expense, including interest accretion	—	—	432	—
Share-based compensation expense	386	1,109	2,128	3,269
Excess tax benefits from share-based compensation	27	6	(2,356)	(4,192)
Changes in assets and liabilities	(12,790)	(4,938)	(32,464)	(27,409)
Net cash provided by operating activities	$24,548	$27,217	$60,689	$68,893

Third quarter of 2014 compared to the third quarter of 2013

Net Sales.  Net sales for the third quarter of 2014 increased $27.6 million, or 15.2%, to $209.0 million from $181.4 million for the third quarter of 2013.  Net sales of Specialty Brands, acquired in April 2014, contributed $22.1 million to the overall increase.  Net sales of the Rickland Orchards brand, acquired in October 2013, contributed $4.5 million to the overall increase.  Net sales from our base business increased $1.0 million, or 0.6%, attributable to a unit volume increase of $2.4 million, or 1.4%, partially offset by a net price decrease of $1.4 million, or 0.8%.

See Note 13, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the third quarter of 2014 and the third quarter of 2013 for each of our brands that exceed approximately 2% of our net sales and for all other brands in the aggregate.  The following chart sets forth the most significant net sales increases and decreases by brand for our base business for the third quarter of 2014 as compared to the third quarter of 2013:

	Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands	$6.4	38.9%
Ortega	1.6	4.8%
Mrs.Dash	1.2	8.7%

New York Style	(2.5)	(29.9)%
Cream of Wheat	(0.9)	(5.9)%
Polaner	(0.7)	(7.8)%
Underwood	(0.7)	(12.2)%
Bloch & Guggenheimer	(0.5)	(7.7)%
Ac’cent	(0.4)	(9.9)%
B&M	(0.4)	(11.1)%

All other brands	(2.1)	(3.2)%
Total	$1.0	0.6%

The increase in net sales for Pirate Brands for the third quarter of 2014 was primarily attributable to increased distribution in the club channel and increased promotional display activity in the grocery channel.  Net sales for New York Style decreased primarily due to distribution losses in both the grocery and club channels.

Gross Profit.  Gross profit for the third quarter of 2014 increased $1.8 million, or 2.9%, to $63.1 million from $61.3 million for the third quarter of 2013.  Gross profit expressed as a percentage of net sales decreased to 30.2% for the third quarter of 2014 from 33.8% in the third quarter of 2013.  The 3.6 percentage point decrease was to a large extent attributable to a charge to cost of goods sold of approximately $3.0 million relating to a write-off of certain raw material and finished goods inventory used in the production of Rickland Orchards products, which reduced gross profit margin by approximately 1.4 percentage points.  See Note 1, “Nature of Operations—Acquisitions,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding this write-off.  The remaining 2.2 percentage point decrease was attributable to a sales mix shift to lower margin products, an increase in distribution costs and the base business net price decrease described above, as well as the effect of the Canadian exchange rate, which reduced gross profit margin by approximately 0.9 percentage points, 0.7 percentage points and 0.6 percentage points, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.1 million, or 0.5%, to $21.2 million for the third quarter of 2014 from $21.3 million for the third quarter of 2013.  This decrease was due to decreases in acquisition-related transaction costs of $1.3 million, consumer marketing of $0.2 million and other expenses of $0.4 million, offset by increases in selling expenses of $1.1 million (including an increase of $0.9 million for brokerage expenses) and warehousing expenses of $0.7 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 1.6 percentage points to 10.1% for the third quarter of 2014 from 11.7% for the third quarter of 2013.

Impairment of Intangible Assets.  During the third quarter of 2014, we recognized non-cash impairment charges to intangible assets of $34.2 million relating to Rickland Orchards, including a $26.9 million charge for the impairment of amortizable trademarks and a $7.3 million charge for the impairment of customer relationship intangibles, due primarily to our reduced projections for net sales to the club channel for the core products of Rickland Orchards.  We did not have any impairment of intangible assets during the third quarter of 2013.

Amortization Expense.  Amortization expense increased $1.0 million to $3.4 million for the third quarter of 2014 from $2.4 million for the third quarter of 2013 due to acquisitions.

Operating Income.  As a result of the foregoing, operating income decreased $33.3 million, or 88.5%, to $4.3 million for the third quarter of 2014 from $37.6 million for the third quarter of 2013.  Operating income expressed as a percentage of net sales decreased to 2.1% in the third quarter of 2014 from 20.8% in the third quarter of 2013.

Net Interest Expense.  Net interest expense for the third quarter of 2014 increased $0.5 million, or 4.4%, to $11.6 million from $11.1 million in the third quarter of 2013.  The increase was primarily attributable to an increase in our average debt outstanding attributable to our recent acquisitions.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  During the third quarter of 2014, we did not have any loss on extinguishment of debt.  Loss on extinguishment of debt for the third quarter of 2013 included costs relating to our repurchase of the remaining $30.2 million aggregate principal amount of 7.625% senior notes, including the repurchase premium and other expenses of $2.3 million, the write-off of deferred debt financing costs of $0.4 million and the write-off of unamortized discount of $0.1 million.

Income Tax Expense.  Income tax expense decreased $11.2 million to an income tax benefit of $2.8 million for the third quarter of 2014 from a tax expense of $8.4 million for the third quarter of 2013. Our effective tax rate was 39.1% for the third quarter of 2014 and 35.2% for the third quarter of 2013.  During the third quarter of 2014, we recorded a non-cash impairment charge to intangible assets which was treated as a discrete item reducing our effective tax rate for the first three quarters of 2014.  The cumulative reduction recognized in the quarter caused an increase in our effective tax rate due to a loss before income tax for the quarter.

First three quarters of 2014 compared to the first three quarters of 2013

Net Sales.  Net sales for the first three quarters of 2014 increased $96.6 million, or 18.8%, to $610.0 million from $513.4 million for the first three quarters of 2013.  An additional six months of net sales of Pirate Brands, acquired in July 2013, contributed $40.7 million to the overall increase.  Net sales of Specialty Brands, acquired in April 2014, contributed $33.5 million to the overall increase.  Net sales of the Rickland Orchards brand, acquired in October 2013, contributed $20.3 million to the overall increase.  And an additional four months of net sales of the TrueNorth brand, acquired in May 2013, contributed $7.2 million to the overall increase.  Net sales from our base business decreased $5.1 million, or 1.0%, attributable to a net price decrease of $6.8 million, or 1.3%, partially offset by a unit volume increase of $1.7 million, or 0.3%.

Approximately 75% of the net price decrease is attributable to net price decreases for our Ortega, Cream of Wheat, B&M, Bloch & Guggenheimer and Polaner products, as we increased promotional activity in response to competition.  See Note 13, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first three quarters of 2014 and the first three quarters of 2013 for each of our brands that exceed approximately 2% of our net sales and for all other brands in the aggregate.  The following chart sets forth the most significant net sales increases and decreases by brand for our base business for the first three quarters of 2014 as compared to the first three quarters of 2013:

	Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands*	$6.4	38.9%
Ortega	3.3	3.2%
Crock Pot Seasoning Mixes	1.0	62.3%
Mrs. Dash	1.0	2.1%
Static Guard	0.9	15.9%

Cream of Wheat	(3.8)	(8.2)%
New York Style	(2.8)	(11.5)%
Polaner	(2.0)	(7.3)%
B&M	(1.5)	(8.6)%
Underwood	(1.3)	(8.5)%
Sugar Twin	(1.2)	(18.9)%
Emeril’s	(1.1)	(9.0)%
Old London	(0.9)	(9.5)%
Trappey’s	(0.9)	(8.1)%

All other brands	(2.2)	(1.2)%
Total	$(5.1)	(1.0)%

*     In total Pirate Brands contributed $47.1 million to our overall net sales increase for the first three quarters of 2014, $40.7 million of which is attributable to an extra six months of ownership of the brand during the first three quarters of 2014 and $6.4 million of which is base business growth during the comparable period of ownership during the first three quarters of 2014 and 2013.

The increase in net sales for Pirate Brands for the first three quarters of 2014 was primarily attributable to increased distribution in the club channel and increased promotional display activity in the grocery channel.  Net sales for Cream of Wheat decreased primarily due to distribution losses for our instant products and of our more recent product introductions.  Net sales for New York Style decreased primarily due to distribution losses in both the grocery and club channels.

Gross Profit.  Gross profit for the first three quarters of 2014 increased $15.0 million, or 8.5%, to $190.8 million from $175.8 million for the first three quarters of 2013.  Gross profit expressed as a percentage of net sales decreased to 31.3% in the first three quarters of 2014 from 34.2% in the first three quarters of 2013.  The 2.9 percentage point decrease was primarily attributable to the base business net price decrease described above as well as the effect of the Canadian exchange rate, a sales mix shift to lower margin products, an increase in distribution costs, and a charge to cost of goods sold of approximately $3.0 million relating to a write-off of certain raw material and finished goods inventory used in the production of Rickland Orchards products (See Note 1, “Nature of Operations—Acquisitions,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding this write-off), which reduced gross profit margin by approximately 0.9 percentage points, 0.8 percentage points, 0.7 percentage points and 0.5 percentage points, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $14.0 million, or 25.4%, to $69.1 million for the first three quarters of 2014 from $55.1 million for the first three quarters of 2013.  This increase was primarily due to increases in consumer marketing of $5.0 million, selling expenses of $4.5 million (including increases of $2.8 million for brokerage expenses and $0.8 million for salesperson compensation), acquisition-related transaction costs of $3.6 million, warehousing expenses of $1.8 million and other expenses of $0.1 million, offset by a decrease in compensation expenses of $1.0 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses increased 0.6 percentage points to 11.3% for the first three quarters of 2014 from 10.7% for the first three quarters of 2013.

Impairment of Intangible Assets.  During the first three quarters of 2014, we recognized non-cash impairment charges to intangible assets of $34.2 million relating to Rickland Orchards, including a $26.9 million charge for the impairment of amortizable trademarks and a $7.3 million charge for the impairment of customer relationship intangibles, due primarily to our reduced projections for net sales to the club channel for the core products of Rickland Orchards.  We did not have any impairment of intangible assets during the first three quarters of 2013.

Gain on Change in Fair Value of Contingent Consideration.  In addition to the base purchase price consideration paid at closing, the acquisition agreement for Rickland Orchards requires that we pay additional purchase price earn-out consideration contingent upon the achievement of revenue growth targets during fiscal 2014, 2015 and 2016.  At the time of the acquisition, we established the fair value of the contingent consideration using revenue growth targets meant to achieve operating results in excess of base purchase price acquisition model assumptions.  As required, at June 28, 2014 we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and our revised forecasted operating results for the remainder of fiscal 2014, 2015 and 2016, and reduced the probability of achievement and the fair value of the contingent consideration to zero.  This resulted in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying unaudited consolidated statements of operations for the first three quarters of 2014.  See Note 1, “Nature of Operations—Acquisitions” and Note 6, “Fair Value Measurements,” to our unaudited consolidated interim financial statements for a more detailed description of the Rickland Orchards acquisition and related contingent consideration.  We did not have any contingent consideration obligations in fiscal 2013.

Amortization Expense.  Amortization expense increased $3.4 million to $10.0 million for the first three quarters of 2014 from $6.6 million for the first three quarters of 2013 due to acquisitions.

Operating Income.  As a result of the foregoing, operating income decreased $28.3 million, or 24.8%, to $85.8 million for the first three quarters of 2014 from $114.1 million for the first three quarters of 2013.  Operating income expressed as a percentage of net sales decreased to 14.1% in the first three quarters of 2014 from 22.2% in the first three quarters of 2013.

Net Interest Expense.  Net interest expense for the first three quarters of 2014 increased $3.6 million, or 11.8%, to $34.5 million from $30.9 million in the first three quarters of 2013.  The increase was primarily attributable to the increase in our average debt outstanding relating to our recent acquisitions.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first three quarters of 2014 includes costs relating to the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder, including the write-off of deferred debt financing costs and unamortized discount of $5.4 million and $0.3 million, respectively.  Loss on extinguishment of debt for the first three quarters of 2013 includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write-off of deferred debt financing costs of $8.3 million and the write-off of unamortized discount of $2.8 million.

Income Tax Expense.  Income tax expense decreased $2.3 million to $16.0 million for the first three quarters of 2014 from $18.3 million for the first three quarters of 2013.  Our effective tax rate was 35.1% for the first three quarters of 2014 and 35.3% for the first three quarters of 2013.

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

Cash Flows.  Cash receipts from the sale of our products, net of costs to manufacture and market our products, are the principal source of our net cash provided by operating activities.  Net cash provided by operating activities decreased $8.2 million to $60.7 million for the first three quarters of 2014 from $68.9 million for the first three quarters of 2013. The decrease in net cash provided by operating activities in the first three quarters of 2014 as compared to the first three quarters of 2013 was primarily due to higher spending attributable to our recent acquisitions and related integration inefficiencies that resulted in a decrease in net income before depreciation, amortization, loss on extinguishment of debt and other non-cash expenses, and higher net working capital costs (primarily related to increased inventory positions, partially offset by a decrease in cash used for accounts payable and accrued expenses).

Net cash used in investing activities for the first three quarters of 2014 decreased $50.1 million to $168.2 million from $218.3 million for the first three quarters of 2013.  The decrease was primarily attributable to the difference in the purchase prices of the TrueNorth and Pirate Brands acquisitions in the first three quarters of 2013 and the Specialty Brands acquisition in the first three quarters of 2014, as well as an increase in capital spending in the first three quarters of 2014.  Capital expenditures in the first three quarters of 2014 and 2013 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash provided by financing activities for the first three quarters of 2014 decreased $33.1 million to $109.4 million from $142.5 million for the first three quarters of 2013.  The decrease was primarily attributable to differences in the net effects of the refinancings of long-term debt completed during the second quarters of 2014 and 2013, respectively, and an increase of $8.2 million in dividends paid in 2014.  See “—Debt” below.

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

For the first three quarters of 2014 and 2013, we had cash flows provided by operating activities of $60.7 million and $68.9 million, and distributed $54.1 million and $45.9 million, respectively, as dividends. At our current intended dividend rate of $1.36 per share per annum, we expect our aggregate dividend payments in fiscal 2014 to be approximately $72.4 million.

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

Debt

Senior Secured Credit Agreement. On June 5, 2014, we entered into a new senior secured credit agreement, which includes a $500.0 million revolving credit facility and $300.0 million of tranche A term loans.  The proceeds of the term loan borrowings, $46.0 million of revolving loans and cash on hand were used to repay all outstanding obligations under our prior credit agreement, which included $215.0 million of revolving loans, $121.9 million of term loan borrowings and $0.6 million of accrued and unpaid interest, and to pay $8.6 million of related transaction fees and expenses.  At September 27, 2014, $300.0 million of tranche A term loans were outstanding and $46.0 million of revolving loans were outstanding under our senior secured credit agreement.  The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

At September 27, 2014, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $0.5 million, was $453.5 million.   Proceeds of the revolving credit facility may be used for general corporate purposes including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  The revolving credit facility matures on June 5, 2019.

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

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At the end of the third quarter of 2014, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.16%.

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

Future Capital Needs

On September 27, 2014, our total long-term debt was $1,045.3 million, which, net of our cash and cash equivalents of $6.0 million, was $1,039.3 million.  Stockholders’ equity as of that date was $353.2 million.

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

We expect to make capital expenditures of approximately $22.0 million in the aggregate during fiscal 2014, $13.9 million of which were made during the first three quarters of 2014.

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

Inflation

We are currently locked into pricing and supply for substantially all of our major commodities, other than maple syrup, through the second quarter of 2015 at a cost decrease of less than 1% of cost of goods sold and will continue to manage inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices.  During 2013 and 2012, we had cost increases (net of cost savings) for raw materials of less than 2% of cost of goods sold.  To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected.  In addition, should input costs begin to further decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

See Note 9, “Commitments and Contingencies,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of September 27, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first three quarters of 2014, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2013 Annual Report on Form 10-K, except as described in Note 5, “Long-term Debt” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Forward-Looking Statements

This report includes forward-looking statements, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements.  We believe important factors that could cause actual results to differ materially from our expectations include the following:

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At September 27, 2014, we had $700.0 million of fixed rate debt and $346.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at September 27, 2014, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $3.5 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of September 27, 2014 and December 28, 2013 are as follows (in thousands):

	September 27, 2014				December 28, 2013
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	46,000		46,000	(1)	40,000		40,000	(1)
Tranche A Term Loans due 2016	—		—		130,885	(2)	131,250	(1)
Tranche A Term Loans due 2019	299,311	(2)	300,000	(1)	—		—
4.625% Senior Notes due 2021	700,000		661,500	(3)	700,000		672,000	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans is net of discount.  At September 27, 2014 and December 28, 2013, the face amounts of the tranche A term loans were $300.0 million and $131.3 million, respectively.

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

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first three quarters of 2014, our net sales to foreign countries represented approximately 3.3% of our total net sales.  During the first three quarters of 2013, our net sales to foreign countries represented approximately 3.2% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase the majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

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

PART II
OTHER INFORMATION

Item 1.         Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 9 to our unaudited consolidated interim financial statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors

Except for the additional risk factor set forth below, we do not believe there have been any material changes in our risk factors as previously disclosed in our 2013 Annual Report on Form 10-K.

If operating results for the Rickland Orchards brand continue to deteriorate at rates in excess of our revised projections, we may be required to record additional non-cash impairment charges to certain intangible assets, which would negatively affect our consolidated results of operations and net worth.

For the Rickland Orchards acquisition, additional purchase price payments are contingent upon the achievement of certain revenue growth targets during fiscal 2014, 2015 and 2016 meant to achieve revenue growth in excess of base purchase price acquisition model assumptions.  As a result of lower than expected net sales results for Rickland Orchards and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero as of June 28, 2014, resulting in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying unaudited consolidated statements of operations for the first three quarters of 2014.  See Note 1, “Nature of Operations—Acquisitions” and Note 6, “Fair Value Measurements.”  We also concluded that these factors were potential indicators of the impairment of certain long-lived assets (trademark and customer relationship intangibles), requiring us to perform an interim impairment analysis of the trademark and customer relationship intangibles acquired in the Rickland Orchards acquisition.  Based on the results of the interim impairment analysis we performed at June 28, 2014, we determined that no impairment was required as of that date.

During the third quarter of 2014, net sales to the club channel of the core products of Rickland Orchards continued to deteriorate beyond our June 28, 2014 projections.  As a result, we have as of September 27, 2014 reduced our net sales projections to the club channel and performed an interim impairment analysis of the trademark and customer relationship intangibles acquired in the Rickland Orchards acquisition.  We used a discounted cash flow model to determine the fair value of the intangibles.  Based on the results of the interim impairment analysis performed at September 27, 2014, we recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $26.9 million and $7.3 million, respectively, which is recorded in “Impairment of intangible assets” on the accompanying unaudited consolidated statement of operations.  As of September 27, 2014, the remaining balances of the Rickland Orchards amortizable trademark and customer relationship intangibles were $5.3 million and $1.1 million, respectively. If, during the remainder of 2014 or thereafter, operating results for the Rickland Orchards brand continue to deteriorate at rates in excess of our revised projections, we may be required to record an additional non-cash charge for the impairment of long-lived intangibles relating to Rickland Orchards, and these non-cash charges would be material and negatively affect our consolidated results of operations and net worth.

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 23, 2014	B&G FOODS, INC.

	By:	/s/ Robert C. Cantwell
Robert C. Cantwell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)