Form 10-K
period 2015-01-03
B&G Foods, Inc.
filed 2015-03-04
CIK 1278027

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

As filed with the Securities and Exchange Commission on March 4, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 3, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are affiliates of the registrant) as of June 27, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $1,705,356,898 (based on the $32.55 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

         As of March 4, 2015, the registrant had 53,758,649 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Selected designated portions of the registrant's definitive proxy statement to be filed on or before May 4, 2015 in connection with the registrant's 2015 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 3, 2015

PART I

Item 1.    Business.

Overview

        The terms "B&G Foods," "our," "we" and "us," as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended January 1, 2011, December 31, 2011, December 29, 2012, December 28, 2013 and January 3, 2015 as "fiscal 2010," "fiscal 2011," "fiscal 2012," "fiscal 2013" and "fiscal 2014," respectively. Our fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to December 31. Fiscal 2014 contained 53 weeks and fiscal 2013, 2012, 2011 and 2010 each contained 52 weeks.

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

        Our company has been built upon a successful track record of both organic and acquisition-related growth. Our goal is to continue to increase sales, profitability and cash flows through organic growth, disciplined acquisitions of complementary branded businesses and new product development. Since 1996, we have successfully acquired and integrated more than 40 brands into our company.

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
April 2014
Acquisition of Specialty Brands of America, Inc. and related entities, including the Bear Creek Country Kitchens, Spring Tree, Cary's, MacDonald's, New York Flatbreads and Canoleo brands, from affiliates of American Capital, Ltd., referred to as the "Specialty Brands acquisition" in the remainder of this document.

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

        The Cream of Wheat brand was introduced in 1893 and is among the leading brands and one of the most trusted and widely recognized brands of hot cereals sold in the United States. Cream of Wheat is available in Original, Whole Grain and Maple Brown Sugar stove top, and also in instant packets of Original and other flavors. We also offer Cream of Rice, a gluten-free, rice-based hot cereal.

        The Bear Creek Country Kitchens brand is the leading brand of hearty dry soups in the United States. Bear Creek Country Kitchens also offers a line of savory pasta dishes and hearty rice dishes.

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

        The Spring Tree brand originated in 1976 in Brattleboro, Vermont, and consists of pure maple syrup and sugar free syrup.

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

        The Cary's brand originated in 1904 and is the oldest brand of pure maple syrup in the United States. Cary's also offers sugar free syrup.

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

        The New York Flatbreads brand is a line of thin, crispy, flavorful crispbread that is available in several toppings.

        The Vermont Maid brand has been in existence since 1919 and we offer maple-flavored syrup under the brand name. Vermont Maid syrup is available in regular, sugar-free and sugar-free butter varieties.

        The Molly McButter brand created the butter-flavored sprinkles category in 1987. Molly McButter is available in butter and cheese flavors.

        The Canoleo brand is the first margarine made from 100% canola oil. It is an all-purpose margarine used for spreading, cooking, and baking.

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

        Distribution.    We distribute our products through a multiple-channel system that covers every class of customer nationwide. We believe our distribution system has sufficient capacity to accommodate incremental product volume. See Item 2, "Properties" for a listing of our distribution centers and warehouses.

Customers

        Our top ten customers accounted for approximately 52.4% of our net sales and 51.7% of our end of the year receivables for fiscal 2014. Other than Wal-Mart, which accounted for 19.1% of our fiscal 2014 net sales, no single customer accounted for 10.0% or more of our fiscal 2014 net sales. Other than Wal-Mart, which accounted for 16.7% of our receivables as of the end of fiscal 2014, no single customer accounted for more than 10.0% of our receivables as of the end of fiscal 2014. During fiscal 2014, 2013 and 2012, our net sales to foreign countries represented approximately 3.6%, 3.2% and 2.7%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada.

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

Raw Materials

        We purchase raw materials, including agricultural products, meat, poultry, flour, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. The principal raw materials for our products include maple syrup, wheat, corn, nuts, cheese, fruits, beans, tomatoes, peppers, meat, sugar, concentrates, molasses, spices and corn sweeteners. We purchase our agricultural raw materials in bulk or pursuant to short-term supply contracts. We purchase most of our agricultural products between April 1 and October 31. We also use packaging materials, particularly glass jars, cans, cardboard and plastic containers. The profitability of our business relies in substantial part on the prices we and our co-packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, currency exchange rates, natural disasters, weather conditions during the growing and harvesting seasons, general growing conditions, the effect of insects, plant diseases and fungi, and glass, metal and plastic prices.

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

        Co-Packing Arrangements.    In addition to our own manufacturing facilities, we source a significant portion of our products under "co-packing" arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Baker's Joy, Bear Creek Country Kitchens, Canoleo, Cream of Rice, Crock Pot, JJ Flats, Joan of Arc, MacDonald's, Mrs. Dash, New York Flatbreads, Pirate Brands, Regina, Rickland Orchards, Spring Tree, Static Guard, Sugar Twin and TrueNorth products and certain B&G, Cary's, Cream of Wheat, Emeril's, Las Palmas and Ortega products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products, although we may experience short-term disturbances in our operations if we are required to change our co-packing arrangements unexpectedly.

Trademarks and Licensing Agreements

        We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Baker's Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary's, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril's, Grandma's, Greek on the go!, JJ Flats, Joan of Arc, Kleen Guard, Las Palmas, MacDonald's, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Original Tings, Ortega, Pirate's Booty, Polaner, Regina, Rickland Orchards, Sa-són, Sclafani, Smart Puffs, Spring Tree, Static Guard, Sugar Twin, Trappey's, TrueNorth, Underwood, Vermont Maid and Wright's.

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

        The license agreement has been extended through June 2018 and thereafter is subject to extension and renewal at our option for additional three-year periods if we meet specified annual net sales results. Under the license agreement, we are, among other things, obligated to introduce and market new products in each year of the license agreement and to pay the licensor royalties based on annual net sales of our Emeril's brand products. The license agreement may be terminated by the licensor if we are in breach or default of any of our material obligations thereunder. We have also agreed to indemnify the licensor with respect to claims under the license agreement, including claims relating to any alleged unauthorized use of any mark, personality or recipe by us in connection with the products in the Emeril's line of products.

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

Employees and Labor Relations

        As of January 3, 2015, our workforce consisted of 956 employees. Of that total, 743 employees were engaged in manufacturing, 72 were engaged in marketing and sales, 112 were engaged in warehouse and distribution and 29 were engaged in administration. Approximately 34% of our employees, located at three facilities, are covered by collective bargaining agreements. These agreements, which vary in term depending on the location, expire on April 25, 2015 (Portland, Maine; Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO, Local No. 334), March 31, 2016 (Stoughton, Wisconsin; Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695) and March 31, 2020 (Roseland, New

Jersey; International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863). The collective bargaining agreement covering our Portland facility, which covers approximately 95 employees, is the only collective bargaining agreement expiring in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Portland facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

        Our largest customer, Wal-Mart, accounted for 19.1% of our fiscal 2014 net sales, and our ten largest customers together accounted for approximately 52.4% of our fiscal 2014 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

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

        At January 3, 2015, we had total long-term indebtedness of $1,026.5 million (before debt discount), including $326.5 million principal amount of senior secured indebtedness and $700.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indenture governing our senior notes (which we refer to as the senior notes indenture) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

        Our $500.0 million revolving credit facility and our $292.5 million of tranche A term loan borrowings mature on June 5, 2019 and our $700.0 million of senior notes mature on June 1, 2021. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

        Our operations are subject to extensive regulation by the U.S. Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), the United States Department of Labor, the Environmental Protection Agency and various other federal, state, local and foreign authorities. We are also subject to U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the Foreign Corrupt Practices Act (FCPA). Any changes in these laws and regulations, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted could increase the cost of developing, manufacturing and distributing our products or otherwise increase the cost of conducting our business, or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. In addition, failure by us to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. See Item 1, "Business—Government Regulation" and "—Environmental Matters."

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

A recall of our products could have a material adverse effect on our business. In addition, we may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

        The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from mislabeling, tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, manufacturing, storage, handling or transportation phases of production. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance and product contamination insurance in amounts we believe to be adequate. However, we cannot assure you that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall or the damage to our reputation resulting therefrom could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

        We purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada.

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

        We maintain three defined benefit pension plans that cover substantially all of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interests rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense" and Note 12, "Pension Benefits," to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

        For a more detailed description of this multiemployer plan, see Note 12, "Pension Benefits," to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

        As of January 3, 2015, approximately 34% of our 956 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. We are currently in negotiations for a new collective bargaining agreement to replace the existing collective bargaining agreement for our Portland, Maine manufacturing facility, which covers approximately 95 employees, that is scheduled to expire on April 25, 2015. However, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Portland facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If prior to the expiration of the collective bargaining agreement for the Portland facility or prior to the expiration of any of our other existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

We are increasingly dependent on information technology; Disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations.

        Information technology is critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

        In addition, if we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees. The mishandling or inappropriate disclosure of non-public sensitive or protected information could lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a negative impact on our reputation, business, financial condition and results of operations.

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

        We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $651.5 million between 2015 and 2029. The expected annual deductions are approximately $64.5 million per year for fiscal 2015 through 2017, approximately $61.9 million for fiscal 2018, approximately $57.5 million per year for fiscal 2019, approximately $56.2 million for fiscal 2020, approximately $53.3 million for fiscal 2021, approximately $42.3 million for fiscal 2022, approximately $40.1 million per year for fiscal 2023 through 2025, approximately $38.2 million for fiscal 2026, approximately $18.5 million for fiscal 2027, approximately $9.8 million for fiscal 2028 and less than $0.1 million for fiscal 2029. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

A change in the assumptions used to value our goodwill or our unamortizable intangible assets could negatively affect our consolidated results of operations and net worth.

        Our total assets include substantial goodwill and unamortizable intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or unamortizable intangibles might be impaired. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing our company's market capitalization with our company's carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference. We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators. Calculating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2014, 2013 and 2012 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, an interim impairment analysis relating to our Rickland Orchards brand performed at September 27, 2014, resulted in our company recording non-cash impairment charges to amortizable trademarks and customer relationship intangibles for the Rickland Orchards brand of $26.9 million and $7.3 million, respectively, during fiscal 2014, which is recorded in "Impairment of intangible assets" on the accompanying consolidated statement of operations for fiscal 2014. If operating results for the Rickland Orchards brand continue to deteriorate, or if operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or unamortizable intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

Facility Location	Owned/Leased	Description
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Owned	Manufacturing/Warehouse
St. Evariste, Québec	Owned	Storage Facility
Parsippany, New Jersey	Leased	Corporate Headquarters
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Lebanon, Tennessee	Leased	Distribution Center
Houston, Texas	Leased	Distribution Center
Easton, Pennsylvania	Leased	Distribution Center
Bentonville, Arkansas	Leased	Sales Office

Item 3.    Legal Proceedings.

        The information set forth under the heading "Legal Proceedings" in Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

	High	Low
Fiscal 2014
Fourth Quarter	$31.69	$27.03
Third Quarter	$33.13	$27.09
Second Quarter	$34.63	$29.75
First Quarter	$34.20	$27.35
Fiscal 2013
Fourth Quarter	$37.66	$32.85
Third Quarter	$36.49	$33.36
Second Quarter	$34.49	$27.61
First Quarter	$33.14	$27.52

Holders

        According to the records of our transfer agent, we had 58 holders of record of our common stock as of February 20, 2015, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

        Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company's common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from January 2, 2010 to January 3, 2015, assuming the investment of $100 on January 2, 2010 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company's common stock price relative to the noted indices and is not necessarily indicative of future price performance.

 Comparison of 5 Year Cumulative Total Return
Among B&G Foods, Inc. Common Stock, the Russell 2000 Index
and the S&P Packaged Foods & Meats Index

	1/2/2010*	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015
B&G Foods, Inc. (NYSE: BGS)	$100.00	$158.76	$290.69	$347.18	$442.85	$405.29
Russell 2000 Index	100.00	126.86	121.56	141.43	196.34	205.95
S&P Packaged Foods & Meats Index	100.00	116.36	136.37	150.54	196.96	219.64

*
$100 invested on January 2, 2010 in B&G Foods' common stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

        For fiscal 2014 and fiscal 2013, we had cash flows from operating activities of $99.1 million and $114.9 million, respectively, and distributed $72.4 million and $62.8 million as dividends, respectively. At our current dividend rate of $1.36 per share per annum, we expect our aggregate dividend payments in 2015 to be approximately $73.1 million.

        The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2014 and 2013:

	Fiscal 2014	Fiscal 2013
Fourth Quarter	$0.34	$0.33
Third Quarter	$0.34	$0.32
Second Quarter	$0.34	$0.29
First Quarter	$0.34	$0.29

        Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder's adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2014 and fiscal 2013, 66.6% and 75.8%, respectively, of distributions paid on common stock will be treated as a return of capital and 33.4% and 24.2%, respectively, will be treated as a taxable dividend paid from earnings and profits.

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

        Excess cash is defined in our senior notes indenture and under the terms of our credit agreement. Excess cash is calculated as "consolidated cash flow," as defined in the indenture and under the terms of our credit agreement (which, in each case, allows for certain adjustments and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, excess tax benefit from issuance of LTIA shares, certain repayment of indebtedness and the cash portion of the restructuring charges.

        In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indenture. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

  •
  a "consolidated interest coverage ratio" (defined as the ratio of our adjusted EBITDA for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.0; and

  •
  a "consolidated total leverage ratio" (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) of not more than 7.00 to 1.00 through the fourth quarter of 2015; 6.75 to 1.00 for the first quarter of 2016 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter.

Recent Sales of Unregistered Securities

        We did not issue any unregistered securities in fiscal 2014.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2014.

Item 6.    Selected Financial Data.

        The following selected historical consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the years ended January 3, 2015 (fiscal 2014), December 28, 2013 (fiscal 2013), December 29, 2012 (fiscal 2012), December 31, 2011 (fiscal 2011) and January 1, 2011 (fiscal 2010) have been derived from our audited consolidated financial statements.

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data(1):
Net sales(2)	$848,017	$724,973	$633,812	$543,866	$513,337
Cost of goods sold(3)	600,246	482,050	410,469	366,090	345,668

Gross profit	247,771	242,923	223,343	177,776	167,669
Selling, general and administrative expenses(4)	93,033	79,043	66,212	57,618	56,495
Amortization expense(5)	12,692	9,884	8,126	6,679	6,457
Impairment of intangible assets(6)	34,154	—	—	—	—
Gain on change in fair value of contingent consideration(7)	(8,206)	—	—	—	—

Operating income	116,098	153,996	149,005	113,479	104,717
Interest expense, net(8)	46,573	41,813	47,660	36,675	40,342
Loss on extinguishment of debt(9)	5,748	31,291	10,431	—	15,224

Income before income tax expense	63,777	80,892	90,914	76,804	49,151
Income tax expense	22,821	28,549	31,654	26,561	16,772

Net income	$40,956	$52,343	$59,260	$50,243	$32,379

Earnings per share data:
Weighted average basic common shares outstanding	53,658	52,998	49,239	47,856	47,584
Weighted average diluted common shares outstanding	53,747	53,182	49,557	48,541	48,284
Cash dividends declared per common share	$1.36	$1.23	$1.10	$0.86	$0.68
Basic earnings per common share	$0.76	$0.99	$1.20	$1.05	$0.68
Diluted earnings per common share	$0.76	$0.98	$1.20	$1.04	$0.67
Other Financial Data(1):
Net cash provided by operating activities	$99,126	$114,910	$100,528	$72,033	$98,877
Capital expenditures	(19,025)	(14,649)	(10,637)	(10,556)	(10,965)
Cash payments for acquisition of businesses	(154,277)	(247,281)	(62,667)	(326,000)	(14,602)
Net cash provided by (used in) financing activities	71,619	131,828	(24,744)	182,575	(14,534)
EBITDA(10)	$143,532	$178,073	$167,858	$129,708	$119,740
Ratio of earnings to fixed charges(11)	2.3x	2.8x	2.8x	3.0x	2.2x
Senior debt / EBITDA(12)	7.2x	4.9x	3.8x	5.6x	4.0x
Total debt / EBITDA	7.1x	4.9x	3.8x	5.6x	4.0x
EBITDA / cash interest expense(13)	3.4x	4.8x	3.9x	4.1x	3.3x
Consolidated Balance Sheet Data (at end of period)(1):
Cash and cash equivalents	$1,490	$4,107	$19,219	$16,738	$98,738
Total assets	1,649,353	1,484,343	1,191,968	1,132,923	871,723
Total debt	1,025,857	870,885	637,689	720,107	477,748
Total stockholders' equity	$337,995	$378,363	$361,175	$235,547	$230,585

(1)
We completed the Specialty Brands acquisition from affiliates of American Capital, Ltd., and certain individual sellers, on April 23, 2014. We completed the Rickland Orchards acquisition from Natural Instincts LLC on October 7, 2013. We completed the Pirate Brands acquisition from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals, on July 8, 2013. We completed the TrueNorth acquisition from DeMet's Candy Company on May 6, 2013. We completed the New York Style acquisition from Chipita America on October 31, 2012. We completed the Mrs. Dash acquisition from Unilever on November 30, 2011. We completed the Don Pepino acquisition from Violet Packing on November 18, 2010. Each of these acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.

(2)
Fiscal 2014 contained 53 weeks and fiscal 2013, 2012, 2011 and 2010 each contained 52 weeks. Net sales for fiscal 2014 were negatively impacted by $4.1 million of customer refunds, net of expected insurance recoveries, related to our November 2014 voluntary recall of certain Ortega and Las Palmas products.

(3)
Cost of goods sold for fiscal 2014 includes $8.2 million of inventory write-off and other cost of goods sold charges, net of expected insurance recoveries, related to the Ortega and Las Palmas recall and a $4.5 million loss on disposal of inventory related to the impairment of Rickland Orchards.

(4)
Selling, general and administrative expenses for fiscal 2014 include $7.3 million of acquisition-related expenses for the Specialty Brands, Rickland Orchards and Pirate Brands acquisitions and $0.5 million of administrative expenses, net of expected insurance recoveries, related to the Ortega and Las Palmas recall. Selling, general and administrative expenses for fiscal 2013 include $5.9 million of acquisition-related expenses for the Rickland Orchards, TrueNorth and Pirate Brands acquisitions partially offset by a gain of $1.5 million relating to a legal settlement. Selling, general and administrative expenses for fiscal 2012 include $1.2 million of acquisition-related expenses for the New York Style acquisition. Selling, general and administrative expenses for fiscal 2011 include $1.4 million of acquisition-related expenses for the Mrs. Dash acquisition.

(5)
Amortization expense includes the amortization of customer relationships, amortizable trademarks and other intangible assets acquired in the Specialty Brands, Rickland Orchards, Pirate Brands, TrueNorth, New York Style, Mrs. Dash, Don Pepino and prior acquisitions.

(6)
Impairment of intangible assets for fiscal 2014 includes a $26.8 million loss for the impairment of amortizable trademarks and a $7.4 million loss for the impairment of customer relationship intangibles, both relating to Rickland Orchards.

(7)
In addition to the base purchase price consideration paid at closing, the acquisition agreement for Rickland Orchards requires that we pay additional purchase price earn-out consideration contingent upon the achievement of revenue growth targets for fiscal 2014, 2015 and 2016. At the time of acquisition, we established the fair value of the contingent consideration using revenue growth targets meant to achieve operating results in excess of base purchase price acquisition model assumptions. As required, at June 28, 2014 we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and revised forecasted operating results for the remainder of fiscal 2014, 2015 and 2016, and reduced the probability of achievement and the fair value of the contingent consideration to zero. This resulted in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in fiscal 2014.

(8)
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

(9)
Fiscal 2014 loss on extinguishment of debt includes the write-off of deferred debt financing costs of $5.4 million and the write-off of unamortized discount of $0.3 million in connection with the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder. Fiscal 2013 loss on extinguishment of debt includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write-off of deferred debt financing costs of $8.3 million and the write-off of unamortized discount of $2.8 million. Fiscal 2012 loss on extinguishment of debt includes costs relating to our partial redemption of $101.5 million aggregate principal amount of 7.625% senior notes, including the repurchase premium and other expenses of $7.7 million, the write-off of deferred debt financing costs of $1.5 million and the write-off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment and restatement of our credit agreement, including the write-off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million. Fiscal 2010 loss on extinguishment of debt includes costs relating to our repurchase of senior subordinated notes, including the repurchase premium of $10.7 million and the write-off of deferred financing costs of $4.5 million.

(10)
EBITDA is a non-GAAP financial measure used by management to measure operating performance. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows. EBITDA is defined as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt (see (9) above). We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains or losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses), intangible asset impairment charges and related asset write-offs; gains or losses related to changes in the fair value of contingent liabilities from earn-outs; and loss on product recalls , including customer refunds, selling, general and administrative expenses and the impact on cost of sales. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, non-cash intangible asset impairment charges and related asset write-offs, gains or losses related to changes in the fair value of contingent liabilities from earn-outs and loss on product recalls because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

  EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to operating income or net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity's ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity's profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related expenses, gains and losses and income taxes, intangible asset impairment charges and related asset write-offs, gains or losses related to changes in the fair value of contingent liabilities from earn-outs and loss on product recalls. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

  A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2014, 2013, 2012, 2011 and 2010 along with the components of EBITDA and adjusted EBITDA follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(In thousands)
Net income	$40,956	$52,343	$59,260	$50,243	$32,379
Income tax expense	22,821	28,549	31,654	26,561	16,772
Interest expense, net(A)	46,573	41,813	47,660	36,675	40,342
Depreciation and amortization	27,434	24,077	18,853	16,229	15,023
Loss on extinguishment of debt(B)	5,748	31,291	10,431	—	15,224

EBITDA	143,532	178,073	167,858	129,708	119,740
Acquisition-related expenses	7,315	5,932	1,159	1,418	—
Impairment of intangible assets(C)	34,154	—	—	—	—
Loss on disposal of inventory(D)	4,535	—	—	—	—
Gain on change in fair value of contingent consideration(E)	(8,206)	—	—	—	—
Loss on product recall, net of expected insurance recoveries(F)	12,798	—	—	—	—

Adjusted EBITDA	194,128	184,005	169,017	131,126	119,740
Income tax expense	(22,821)	(28,549)	(31,654)	(26,561)	(16,772)
Interest expense, net(A)	(46,573)	(41,813)	(47,660)	(36,675)	(40,342)
Acquisition-related expenses	(7,315)	(5,932)	(1,159)	(1,418)	—
Loss on product recall, net of expected insurance recoveries	(12,798)	—	—	—	—
Deferred income taxes	13,855	20,800	15,295	13,529	9,452
Amortization of deferred financing costs and bond discount	3,790	4,400	5,028	2,251	2,016
Unrealized loss on interest rate swap(A)	—	—	—	—	436
Realized gain on interest rate swap(A)	—	—	—	(612)	—
Reclassification to net interest expense for interest rate swap(A)	—	—	—	3,669	1,693
Share-based compensation expense	2,235	3,935	3,777	4,098	3,747
Excess tax benefits from share-based compensation	(2,356)	(4,192)	(8,031)	(1,047)	(326)
Acquisition-related contingent consideration expense, including interest accretion	432	208	—	—	—
Changes in assets and liabilities, net of effects of business combinations	(23,451)	(17,952)	(4,085)	(16,327)	19,233

Net cash provided by operating activities	$99,126	$114,910	$100,528	$72,033	$98,877

(A)
See footnote (8) above.

(B)
See footnote (9) above.

(C)
See footnote (6) above.

(D)
Represents a loss on disposal of inventory related to the impairment of Rickland Orchards.

(E)
See footnote (7) above.

(F)
See Note 13, "Commitments and Contingencies—Ortega and Las Palmas Recall," to our consolidated financial statements in Part II, Item 8 of this report, for detailed information.
(11)
We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness, reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive loss related to an interest rate swap and an interest component of lease rental expense. Fixed charges exclude the unrealized loss on the interest rate swap.

(12)
As of the end of each fiscal year presented, senior debt is defined as the face amount all of our outstanding debt.

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(In thousands, except ratios)
Current and former senior secured credit agreement:
Revolving credit facility	$34,000	$40,000	$25,000	$—	$—
Term loan due 2013	—	—	—	—	130,000
Tranche A term loan due 2016	—	131,250	144,375	150,000	—
Tranche A term loan due 2019	292,500	—	—	—	—
Tranche B term loan due 2018	—	—	223,313	225,000	—
7.625% senior notes due 2018	—	—	248,500	350,000	350,000
4.625% senior notes due 2021	700,000	700,000	—	—	—

Senior debt	$1,026,500	$871,250	$641,188	$725,000	$480,000

EBITDA	$143,532	$178,073	$167,858	$129,708	$119,740
Senior debt / EBITDA	7.2x	4.9x	3.8x	5.6x	4.0x

Adjusted EBITDA	$194,128	$184,005	$169,017	$131,126	$119,740
Senior debt /adjusted EBITDA	5.3x	4.7x	3.8x	5.5x	4.0x
(13)
Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount, unrealized loss on an interest rate swap, realized gain on the interest rate swap and reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive loss related to an interest rate swap.

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(In thousands, except ratios)
Interest expense, net	$46,573	$41,813	$47,660	$36,675	$40,342
Amortization of deferred financing and bond discount	(3,790)	(4,400)	(5,028)	(2,251)	(2,016)
Unrealized loss on interest rate swap	—	—	—	—	(436)
Realized gain on interest rate swap	—	—	—	612	—
Reclassification to interest expense, net	—	—	—	(3,669)	(1,693)

Cash interest expense	$42,783	$37,413	$42,632	$31,367	$36,197

EBITDA	$143,532	$178,073	$167,858	$129,708	$119,740
EBITDA / cash interest expense	3.4x	4.8x	3.9x	4.1x	3.3x

Adjusted EBITDA	$194,128	$184,005	$169,017	$131,126	$119,740
Adjusted EBITDA / cash interest expense	4.5x	4.9x	4.0x	4.2x	3.3x

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

        Since 1996, we have successfully acquired and integrated more than 35 brands into our company. Most recently, on April 23, 2014, we completed the acquisition of Specialty Brands of America, Inc., including the Bear Creek Country Kitchens, Spring Tree, Cary's, MacDonald's, New York Flatbreads and Canoleo brands, from affiliates of American Capital, Ltd. and certain individuals. On October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC. On July 8, 2013, we completed the acquisition of Pirate Brands, LLC, including the Pirate's Booty, Smart Puffs and Original Tings brands, from affiliates of VMG Partners and Driven Capital Management and certain other entities and individuals. On May 7, 2013, we acquired the TrueNorth nut cluster brand from DeMet's Candy Company. And on October 31, 2012, we completed the acquisition of the New York Style, Old London, JJ Flats and Devonsheer brands from Chipita America, Inc. We refer to these acquisitions in this report as the "Specialty Brands acquisition," "Rickland Orchards acquisition," "Pirate Brands acquisition," "TrueNorth acquisition" and "New York Style acquisition," respectively. Each of these five recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

        We expect cost increases for raw materials in the marketplace during 2015 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through fiscal 2015 at a cost increase of less than 1% of cost of goods sold. During fiscal 2014, we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, should input costs begin to decline further, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

        Fluctuations in Currency Exchange Rates.    Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2014, 2013 and 2012, our net sales to foreign countries represented approximately 3.6%, 3.2% and 2.7%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

        To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Critical Accounting Policies; Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; the fair value of contingent consideration liabilities; and the accounting for share-based compensation expense. Actual results could differ significantly from these estimates and assumptions.

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

  Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted net future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management.

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

        We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators.

        Calculating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2014, 2013 and 2012 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, materially different assumptions regarding the future performance of our businesses could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or unamortizable intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

  Pension Expense

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2014 and 2013, we made total pension contributions to our pension plans of $1.8 million and $4.8 million, respectively. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2015 and beyond.

        Our discount rate assumption for our three defined benefit plans changed from 4.815% at December 28, 2013 to 3.882% at January 3, 2015. While we do not presently anticipate a change in our fiscal 2015 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.4 million and $0.3 million, respectively. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.2 million. We expect to make $3.5 million of defined benefit pension plan contributions during fiscal 2015.

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

  Share-based Compensation Expense

        We provide compensation benefits in the form of stock options, performance share long-term incentive awards (LTIAs) and common stock to employees and non-employee directors. The cost of share based compensation is recorded at fair value at the date of grant and expensed in our consolidated statement of income over the requisite service period, if any.

        Performance share LTIAs granted to our executive officers and certain other members of senior management entitle each participant to earn shares of common stock upon the attainment of certain performance goals over the applicable performance period. The recognition of compensation expense for the performance share LTIAs is initially based on the probable outcome of the performance condition based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the applicable performance period. The fair value of the awards on the date of grant is determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period. Our company's performance against the defined performance goals are re-evaluated on a quarterly basis throughout the applicable performance period and the recognition of compensation expense is adjusted for subsequent changes in the estimated or actual outcome. The cumulative effect of a change in the estimated number of shares of common stock to be issued in respect of performance share awards is recognized as an adjustment to earnings in the period of the revision.

        The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant, have a 10-year term and cliff vest three years from the date of grant.

        We recognize compensation expense for only that portion of share based awards that are expected to vest. We utilize historical employee termination behavior to determine our estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.

Product Recall

        On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products' ingredient statements. The cost impact of this recall during fiscal 2014 (not including lost sales during the period of time production and distribution of the affected products were suspended), net of expected insurance recoveries of $5.0 million, was $12.8 million, of which $4.1 million was recorded as a decrease in net sales related to customer refunds; $8.2 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges, customer fees and inventory write-offs; and $0.5 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs. The charges we recorded are based upon costs incurred to date and management's estimates of costs that have yet to be incurred that relate to 2014. As of January 3, 2015, the reserves related to the recall remaining on our consolidated balance sheets include $4.0 million in accounts receivable reserves and $0.6 million of accrued expenses. We have recorded a $5.0 million receivable for the expected insurance recoveries in prepaid expenses in our consolidated balance sheet as of January 3, 2015.

        In connection with the recall, we temporarily suspended production and distribution of the affected products for several weeks. We estimate that this negatively impacted net sales of the Ortega and Las Palmas brands by approximately $4.8 million during the fourth quarter of fiscal 2014. However, it is possible that we may experience an increase in net sales for these two brands during fiscal 2015, as our customers restock their inventory of affected products.

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.8%	66.5%	64.8%

Gross profit	29.2%	33.5%	35.2%
Selling, general and administrative expenses	11.0%	10.9%	10.4%
Amortization expense	1.5%	1.4%	1.3%
Impairment of intangible assets	4.0%	—	—
Gain on change in fair value of contingent consideration	(1.0)%	—	—

Operating income	13.7%	21.2%	23.5%
Interest expense, net	5.5%	5.8%	7.5%
Loss on extinguishment of debt	0.7%	4.3%	1.7%

Income before income tax expense	7.5%	11.1%	14.3%
Income tax expense	2.7%	3.9%	5.0%

Net income	4.8%	7.2%	9.3%

        As used in this section the terms listed below have the following meanings:

        Net Sales.    Our net sales represents gross sales of products shipped to customers plus amounts charged to customers for shipping and handling, less cash discounts, coupon redemptions, slotting fees and trade promotional spending.

        Gross Profit.    Our gross profit is equal to our net sales less cost of goods sold. The primary components of our cost of goods sold are cost of internally manufactured products, purchases of finished goods from co-packers, a portion of our warehousing expenses plus freight costs to our distribution centers and to our customers.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses. Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, a portion of our warehousing expenses, information technology and communication costs, office rent, utilities, supplies, professional services, acquisition-related expenses and other general corporate expenses.

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

        Net Interest Expense.    Net interest expense includes interest relating to our outstanding indebtedness, amortization of bond discount and amortization of deferred debt financing costs (net of interest income).

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt includes costs relating to the retirement of indebtedness, including repurchase premium, if any, and write-off of deferred debt financing costs and unamortized discount, if any.

  Fiscal 2014 Compared to Fiscal 2013

        Net Sales.    Net sales increased $123.0 million, or 17.0%, to $848.0 million for fiscal 2014 from $725.0 million for fiscal 2013. Our fiscal 2014 contained 53 weeks and fiscal 2013 contained 52 weeks. We estimate that the extra week in fiscal 2014 contributed approximately $15.0 million to the overall increase.

        Additional months of ownership of Specialty Brands, Pirate Brands, Rickland Orchards and TrueNorth in fiscal 2014 as compared to fiscal 2013, contributed $133.6 million to the overall net sales increase, of which approximately $2.5 million was due to the extra week.

        We estimate that the Ortega and Las Palmas recall reduced net sales by approximately $8.9 million, of which $4.1 million related to customer refunds and $4.8 million related to lost sales from the temporary suspension of production and distribution of the affected products. Net sales were also negatively impacted by a shortfall in net sales of Rickland Orchards during the fourth quarter of 2014 of $11.8 million, a continuation of the weakness that caused us to impair the brand.

        Net sales for our base business for fiscal 2014 decreased $10.6 million, or 1.5%. Excluding the impact of the Ortega and Las Palmas recall and the Rickland Orchards shortfall, base business net sales increased $10.1 million, or 1.4%, for fiscal 2014. The $10.1 million increase was attributable to an increase in unit volume of $15.7 million, or 2.2%, $12.5 million of which was attributable to the extra week described above, partially offset by a net price decrease of $5.6 million, or 0.8%. Approximately 63% of the net price decrease is attributable to net price decreases for Ortega, Maple Grove Farms of Vermont and B&M products of $2.0 million, $0.9 million and $0.7 million, as we increased promotional activity in response to competition. See Note 15, "Net Sales by Brand," to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2014 and fiscal 2013 for each of our brands that exceed approximately 2% of our fiscal 2014 net sales and for all other brands in the aggregate. The following chart sets forth the most significant net sales increases and decreases by brand for our base business for fiscal 2014 as compared to fiscal 2013:

	Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands(1)	$9.3	28.6%
Mrs. Dash	2.3	3.7%
Maple Grove Farms of Vermont	2.1	2.7%
Crock Pot seasoning mixes	1.6	61.7%
TrueNorth(2)	1.4	10.9%
Static Guard	1.1	11.9%
Rickland Orchards(3)	(11.8)	(91.5)%
New York Style	(4.9)	(14.9)%
Ortega(4)	(2.8)	(2.1)%
Cream of Wheat	(2.7)	(4.2)%
Old London	(1.6)	(12.1)%
B&M	(1.3)	(5.9)%
All other brands	(3.3)	(1.3)%

Total	$(10.6)	(1.3)%

Total (excluding impact of the product recall and the Rickland Orchards shortfall described above)	$10.1	1.4%

(1)
In total, Pirate Brands contributed $50.0 million to our overall net sales increase for fiscal 2014, $40.7 million of which is attributable to an extra six months of ownership of Pirate Brands during fiscal 2014 and $9.3 million of which is base business growth during the comparable period of ownership during fiscal 2014 and fiscal 2013.

(2)
In total, TrueNorth contributed $8.6 million to our overall net sales increase for fiscal 2014, $7.2 million of which is attributable to an extra four months of ownership of the brand during fiscal 2014 and $1.4 million of which is base business growth during the comparable period of ownership during fiscal 2014 and fiscal 2013.

(3)
In total, Rickland Orchards contributed $8.4 million to our overall net sales increase for fiscal 2014, $20.2 million of which is attributable to an additional nine months of ownership of the brand during fiscal 2014, offset by a decrease of $11.8 million during the comparable period of ownership during fiscal 2014 and fiscal 2013.

(4)
On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products. In connection with the recall, we recorded a reduction of net sales, net of expected insurance recoveries, of $4.1 million related to customer refunds. In addition, we temporarily suspended production and distribution of the affected products for several weeks, which we estimate negatively impacted our net sales of Ortega and Las Palmas brands by $4.8 million during the fourth quarter of 2014.

        Gross Profit.    Gross profit increased $4.9 million, or 2.0%, to $247.8 million in fiscal 2014 from $242.9 million in fiscal 2013. Gross profit expressed as a percentage of net sales decreased to 29.2% for fiscal 2014 from 33.5% in fiscal 2013. The 4.3 percentage point decrease was due in part to the Ortega and Las Palmas recall and the write-off of certain raw material and finished goods inventory used in the production of Rickland Orchards products (See Note 6, "Goodwill and Other Intangible Assets," to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding this write-off), which reduced gross profit margin by approximately 1.4 percentage points and 0.5 percentage points, respectively. Excluding the impact of the recall and the Rickland Orchards inventory write-off, gross profit as a percentage of net sales was 31.1%. The remaining gross profit shortfall of 2.4 percentage points was attributable to an increase in distribution costs, the base business net price decrease described above, a sales mix shift to lower margin products and the negative impact of the Canadian exchange rate, which reduced gross profit margin by approximately 1.0 percentage points, 0.6 percentage points, 0.6 percentage points and 0.2 percentage points, respectively.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $14.0 million, or 17.7%, to $93.0 million for fiscal 2014 from $79.0 million for fiscal 2013. This increase was primarily due to recent acquisitions. During fiscal 2014, we experienced increases in consumer marketing of $4.9 million, brokerage expenses of $3.5 million, warehousing expenses of $2.4 million, acquisition-related expenses of $1.4 million, administrative expenses related to the product recall of $0.5 million and all other expenses of $1.3 million. Expressed as a percentage of net sales, our selling, general and administrative expenses increased to 11.0% in fiscal 2014 from 10.9% in fiscal 2013 because the increases in selling, general and administrative expenses were primarily the result of recent acquisitions that also resulted in increased net sales.

        Impairment of Intangible Assets.    Impairment of intangible assets of $34.2 million for fiscal 2014 includes a $26.8 million loss for the impairment of amortizable trademarks and a $7.4 million loss for the impairment of customer relationship intangibles, both relating to Rickland Orchards, due primarily to our reduced projections for net sales to the club channel for the core products of Rickland Orchards. We did not have any impairment of intangible assets during 2013. See Note 6, "Goodwill and Other Intangible Assets" to our consolidated financial statements for a more detailed description of the impairment of intangible assets related to Rickland Orchards.

        Gain on Change in Fair Value of Contingent Consideration.    In addition to the base purchase price consideration paid at closing, the acquisition agreement for Rickland Orchards requires that we pay additional purchase price earn-out consideration contingent upon the achievement of revenue growth targets during fiscal 2014, 2015 and 2016. At the time of the acquisition, we established the fair value of the contingent consideration using revenue growth targets meant to achieve operating results in excess of base purchase price acquisition model assumptions. As required, at June 28, 2014 we remeasured the fair value of the contingent consideration using the actual operating results through June 28, 2014 and our revised forecasted operating results for the remainder of fiscal 2014, 2015 and 2016, and reduced the probability of achievement and the fair value of the contingent consideration to zero. This resulted in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying audited consolidated statements of operations for fiscal 2014. See Note 6, "Goodwill and Other Intangible Assets" and Note 8, "Fair Value Measurements," to our consolidated financial statements for a more detailed description of the Rickland Orchards acquisition and related contingent consideration. We did not have any contingent consideration obligations in fiscal 2013.

        Amortization Expense.    Amortization expense increased $2.8 million to $12.7 million for fiscal 2014 from $9.9 million in fiscal 2013. The increase is due to the Specialty Brands acquisition in fiscal 2014 and the full year impact of amortization related to the Rickland Orchards, Pirate Brands and TrueNorth acquisitions completed in fiscal 2013.

        Operating Income.    As a result of the foregoing, operating income decreased $37.9 million, or 24.6%, to $116.1 million in fiscal 2014 from $154.0 million in fiscal 2013. Operating income expressed as a percentage of net sales decreased 7.5 percentage points to 13.7% in fiscal 2014 from 21.2% in fiscal 2013.

        Net Interest Expense.    Net interest expense in fiscal 2014 increased $4.8 million to $46.6 million from $41.8 million in fiscal 2013. The increase was primarily due to the increase in our average debt outstanding attributable to our recent acquisitions. See "—Liquidity and Capital Resources—Debt" below.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2014 includes costs relating to the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder, including the write-off of deferred debt financing costs and unamortized discount of $5.4 million and $0.3 million, respectively. Loss on extinguishment of debt for fiscal 2013 includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write-off of deferred debt financing costs of $8.3 million and the write-off of unamortized discount of $2.8 million.

        Income Tax Expense.    Income tax expense decreased $5.7 million to $22.8 million in fiscal 2014 from $28.5 million in fiscal 2013. Our effective tax rate was 35.8% in fiscal 2014 and 35.3% in fiscal 2013. Due to changes in state apportionments, a deferred tax benefit of $0.3 million, or 0.4%, was recorded in fiscal 2013. There was no change in state apportionment in fiscal 2014.

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

        Net sales for our base business decreased $3.8 million, or 0.6%, attributable to a net price decrease of $6.7 million partially offset by a unit volume increase of $2.9 million. Approximately 75% of the net price decrease is attributable to net price decreases for our Cream of Wheat, Ortega, Polaner, Don Pepino and Emeril's products of $1.7 million, $1.6 million, $0.7 million, $0.6 million and $0.5 million, respectively, as we increased promotional activity in response to competition. See Note 15, "Net Sales by Brand," to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2013 and fiscal 2012 for each of our brands that exceed approximately 2% of our fiscal 2014 net sales and for all other brands in the aggregate. The following chart sets forth the most significant net sales increases and decreases by brand for our base business for fiscal 2013 as compared to fiscal 2012:

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $12.8 million, or 19.4%, to $79.0 million for fiscal 2013 from $66.2 million for fiscal 2012. This increase was primarily due to recent acquisitions. During fiscal 2013, we experienced increases in consumer marketing of $4.3 million, selling expenses of $3.5 million (including increases of $1.9 million for salesperson compensation and $1.2 million for brokerage expenses), acquisition-related expenses of $4.8 million and warehousing expenses of $1.9 million, which were partially offset by a $1.5 million gain relating to a legal settlement and a decrease in all other expenses of $0.2 million. Expressed as a percentage of net sales, our selling, general and administrative expenses increased 0.5 percentage points to 10.9% in fiscal 2013 from 10.4% in fiscal 2012 because the increases in selling, general and administrative expenses were primarily the result of recent acquisitions that also resulted in increased net sales.

        Amortization Expense.    Amortization expense increased $1.8 million to $9.9 million for fiscal 2013 from $8.1 million in fiscal 2012. The increase was due to the Rickland Orchards, Pirate Brands, TrueNorth and New York Style acquisitions.

        Operating Income.    As a result of the foregoing, operating income increased $5.0 million, or 3.3%, to $154.0 million in fiscal 2013 from $149.0 million in fiscal 2012. Operating income expressed as a percentage of net sales decreased 2.3 percentage points to 21.2% in fiscal 2013 from 23.5% in fiscal 2012.

        Net Interest Expense.    Net interest expense decreased $5.9 million in fiscal 2013 to $41.8 million from $47.7 million in fiscal 2012. The decrease was due to the refinancing of our long-term debt, including our issuance of our 4.625% senior notes, our repurchase of our 7.625% senior notes and our repayment of our tranche B term loans. See "—Liquidity and Capital Resources—Debt" below.

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

  Cash Flows

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased $15.8 million to $99.1 million in fiscal 2014 from $114.9 million in fiscal 2013. Net cash provided by operating activities for fiscal 2012 was $100.5 million. The decrease in net cash provided by operating activities in fiscal 2014 as compared to fiscal 2013 was primarily due to costs associated with the Ortega and Las Palmas recall, recent acquisitions and related integration inefficiencies that resulted in a decrease in net income before depreciation, amortization, loss on extinguishment of debt and other non-cash expenses, and higher net working capital costs (primarily related to increased inventory and lower accounts payables, offset by a decrease in accounts receivable and cash used for accrued expenses). The increase in net cash provided by operating activities in fiscal 2013 as compared to fiscal 2012 was due to an increase in net income (after non-cash adjustments) of $28.4 million, offset by an increase in cash used for working capital of $14.0 million.

        Net Cash Used in Investing Activities.    Net cash used in investing activities was $173.3 million in fiscal 2014 as compared to $261.9 million in fiscal 2013 and $73.3 million for fiscal 2012. During fiscal 2014, our net cash used in investing included $154.3 million for the Specialty Brands acquisition and $19.0 million of capital expenditures. During fiscal 2013, our net cash used in investing included $247.3 million for the TrueNorth, Pirate Brands and Rickland Orchards acquisitions and $14.6 million of capital expenditures. During fiscal 2012, our net cash used in investing activities included $62.5 million for the New York Style acquisition, $0.2 million for the acquisition of a business and $10.6 million of capital expenditures. Our capital expenditures typically include expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. During fiscal 2015, we expect that our capital expenditures will be approximately $18.0 million.

        Net Cash Provided by (Used in) Financing Activities.    Net cash provided by financing activities was $71.6 million and $131.8 million in fiscal 2014 and fiscal 2013, respectively. Net cash used in financing activities was $24.7 million in fiscal 2012. The decrease in net cash provided by financing activities from fiscal 2013 to fiscal 2014 was primarily the result of reduced acquisition activity, which reduced our need to incur additional debt. The change from fiscal 2012 to fiscal 2013 was primarily attributable to the refinancing of our long-term debt in fiscal 2013, including our issuance of our 4.625% senior notes, partially offset by our repurchase of our 7.625% senior notes and our repayment of our tranche B term loans.

        For fiscal 2014, net cash provided by financing activities includes $229.3 million of proceeds from the refinancing of our term loan borrowings and revolving credit facility and $2.3 million of excess tax benefits from share-based compensation. Net cash provided by financing activities was partially offset by the repayment of $138.8 million tranche A term loans, $72.4 million of dividends payments, $8.5 million for the payment of deferred financing costs and $6.0 million of repayments of revolving loans.

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

        For fiscal 2012, net cash used in financing activities includes $116.8 million in long term debt related payments, which includes $109.5 million in payments for the repurchase and redemption of $101.5 million aggregate principal amount of our 7.625% senior notes and $7.3 million of scheduled principal payments of tranche A and tranche B term loans, $50.2 million of dividend payments, $10.7 million for the payment of tax withholding on behalf of employees for net share settlement of share-based compensation, , $5.0 million of principal payments of revolving credit loans and $0.5 million of deferred financing costs. Net cash used in financing activities was partially offset by $120.4 million of net proceeds from our public offering of common stock, $30.0 million of proceeds from borrowings under our revolving credit facility and $8.0 million of excess tax benefits from share-based compensation.

        Cash Income Tax Payments.    Based on a number of factors, including amortization for tax purposes of our trademark, goodwill and other intangible assets acquired in prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2014, 2013 and 2012 as compared to our tax expense for financial reporting purposes. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2015 through 2029. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

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

  Debt

        Senior Secured Credit Agreement.    On June 5, 2014, we entered into a new senior secured credit agreement, which includes a $500.0 million revolving credit facility and $300.0 million of tranche A term loans. The proceeds of the term loan borrowings, $46.0 million of revolving loans and cash on hand were used to repay all outstanding obligations under our prior credit agreement, which included $215.0 million of revolving loans, $121.9 million of term loan borrowings and $0.6 million of accrued and unpaid interest, and to pay $8.6 million of related transaction fees and expenses. At January 3, 2015, $292.5 million of tranche A term loans were outstanding and $34.0 million of revolving loans were outstanding under our senior secured credit agreement. The credit agreement is secured by substantially all of our and our domestic subsidiaries' assets except our and our domestic subsidiaries' real property.

        At January 3, 2015, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $1.3 million, was $464.7 million. Proceeds of the revolving credit facility may be used for general corporate purposes including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on June 5, 2019.

        The tranche A term loans are subject to principal amortization: $7.5 million was due and paid in fiscal 2014, $18.8 million is due and payable in fiscal 2015, $26.2 million is due and payable in fiscal 2016, $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018. The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019.

        Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At January 3, 2015, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.16%.

        For further information regarding our senior secured credit agreement, including a description of optional and mandatory prepayment terms, and financial and restrictive covenants, see Note 7, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 of this report.

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

        Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year. The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 4.625% senior notes as described in Note 7, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 of this report. We may also, from time to time, seek to retire the 4.625% senior notes through cash repurchases of the 4.625% senior notes or exchanges of the 4.625% senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. See Note 7, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 of this report for a more detailed description of the 4.625% senior notes.

        Deferred Debt Financing Costs.    During fiscal 2014, we wrote-off and expensed $5.4 million of deferred debt financing costs relating to the termination of our prior credit agreement, which included the repayment of $121.9 million aggregate principal amount of our tranche A term loans and $215.0 million of revolving loans. During fiscal 2014, we also capitalized $5.6 million and $2.9 million of debt financing costs relating to the new revolving credit facility and tranche A term loans, respectively, which are being amortized over the five year scheduled term of the new credit agreement. During fiscal 2013, we wrote-off and expensed $8.3 million of deferred debt financing costs relating to the repayment of the $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans. During fiscal 2013, we also capitalized $12.2 million of debt financing costs, which are being amortized over the eight year scheduled term of the 4.625% senior notes and we also capitalized $0.4 million of debt financing costs in connection with an amendment to our credit facility, which are being amortized over the remainder of the five year scheduled term of our revolving credit facility. During fiscal 2012, we wrote-off and expensed $1.5 million of deferred debt financing costs relating to the partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes and wrote-off and expensed $0.4 million of deferred debt financing costs relating to the amendment of our credit agreement. During fiscal 2012, we also capitalized $0.5 million of debt financing costs, which were being amortized over the five year term of the revolving credit facility and tranche A term loans and the seven year term of the tranche B term loans until the deferred debt financing costs were written off when we refinanced the prior credit agreement.

Future Capital Needs

        On January 3, 2015, our total long-term debt of $1,025.9 million, net of our cash and cash equivalents of $1.5 million, was $1,024.4 million. Stockholders' equity as of that date was $338.0 million.

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

Inflation

        We are currently locked into pricing and supply for substantially all of our major commodities, other than maple syrup, through fiscal 2015 at a cost increase of less than 1% of cost of goods sold and will continue to manage inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices. During fiscal 2014 we had a minimal cost decrease and during fiscal 2013, we had cost increases (net of cost savings) for raw materials of less than 2% of cost of goods sold. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected. In addition, should input costs begin to further decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

        See Note 13, "Commitments and Contingencies," to our consolidated financial statements in Part II, Item 8 of this report.

Recent Accounting Pronouncements

        See Note 2(r), "Summary of Significant Accounting Policies—Recently Issued Accounting Standards," to our consolidated financial statements in Part II, Item 8 of this report.

Off-balance Sheet Arrangements

        As of January 3, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, future purchase obligations and future pension obligations as set forth in the following table as of January 3, 2015.

	Payments Due by Period
Contractual Obligations:	Total	Fiscal 2015	Fiscal 2016 and 2017	Fiscal 2018 and 2019	Fiscal 2020 and Thereafter
	(In thousands)
Long-term debt—principal	$1,026,500	$18,750	$50,625	$257,125	$700,000
Long-term debt—interest(1)	244,165	41,692	81,058	75,550	45,865
Operating leases	34,422	7,350	12,236	9,891	4,945
Purchase obligations(2)	37,561	33,901	3,660	—	—
Pension obligations(3)	3,500	3,500	—	—	—

Total	$1,346,148	$105,193	$147,579	$342,566	$750,810

(1)
Expected interest payments on long-term debt are based on principal amounts outstanding, scheduled maturity dates and interest rates at January 3, 2015. See Note 7, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 for further information as to our long-term debt interest obligations.

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

(3)
We expect to make $3.5 million of defined pension benefit contributions during fiscal 2015. We are unable to reliably estimate the timing of pension contributions and contribution amounts beyond fiscal 2015.

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

        Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At January 3, 2015, we had $700.0 million of fixed rate debt and $326.5 million of variable rate debt.

        Based upon our principal amount of long-term debt outstanding at January 3, 2015, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $3.3 million.

        The carrying values and fair values of our revolving credit loans, term loans and senior notes as of January 3, 2015 and December 28, 2013 are as follows (in thousands):

	January 3, 2015				December 28, 2013
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	34,000		34,000	(1)	40,000		40,000	(1)
Tranche A Term Loans due 2016	—		—		130,885	(2)	131,250	(1)
Tranche A Term Loans due 2019	291,857	(2)	292,500	(1)	—		—
4.625% Senior Notes due 2021	700,000		675,500	(3)	700,000		672,000	(3)

(1)
Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)
The carrying values of the tranche A term loans are net of discount. At January 3, 2015 and December 28, 2013, the face amounts of the tranche A term loans was $292.5 million and $131.3 million, respectively.

(3)
Fair values are estimated based on quoted market prices.

        Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

        For more information, see Note 7, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 of this report.

        Foreign Currency Risk.    Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2014, 2013 and 2012, our net sales to foreign countries represented approximately 3.6%, 3.2% and 2.7%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

        As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

        Market Fluctuation Risks Relating to our Defined Benefit Pension Plans.    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expenses" and Note 12, "Pension Benefits," to our consolidated financial statements in Part II, Item 8 of this report for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

Item 8.    Financial Statements and Supplementary Data.

        The consolidated balance sheets at January 3, 2015 and December 28, 2013 and the consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for fiscal 2014, 2013 and 2012 and related notes are set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), B&G Foods, Inc.'s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 4, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited B&G Foods, Inc.'s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). B&G Foods, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion B&G Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 4, 2015

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	January 3, 2015	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$1,490	$4,107
Trade accounts receivable, less allowance for doubtful accounts and discounts of $1,005 and $1,081 in 2014 and 2013, respectively	55,925	62,763
Inventories	106,557	101,251
Prepaid expenses and other current assets	14,830	8,079
Income tax receivable	14,442	3,422
Deferred income taxes	3,275	2,115

Total current assets	196,519	181,737
Property, plant and equipment, net	116,197	110,374
Goodwill	370,424	319,292
Other intangibles, net	947,895	844,141
Other assets	18,318	28,799

Total assets	$1,649,353	$1,484,343

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$38,052	$42,638
Accrued expenses	17,644	19,189
Current portion of long-term debt	18,750	26,250
Dividends payable	18,246	17,637

Total current liabilities	92,692	105,714
Long-term debt	1,007,107	844,635
Other liabilities	7,352	8,692
Deferred income taxes	204,207	146,939

Total liabilities	1,311,358	1,105,980
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 53,663,697 and 53,445,910 issued and outstanding as of January 3, 2015 and December 28, 2013, respectively	537	534
Additional paid-in capital	110,349	183,113
Accumulated other comprehensive loss	(11,034)	(2,471)
Retained earnings	238,143	197,187

Total stockholders' equity	337,995	378,363

Total liabilities and stockholders' equity	$1,649,353	$1,484,343

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	$848,017	$724,973	$633,812
Cost of goods sold	600,246	482,050	410,469

Gross profit	247,771	242,923	223,343
Operating expenses:
Selling, general and administrative expenses	93,033	79,043	66,212
Amortization expense	12,692	9,884	8,126
Impairment of intangible assets	34,154	—	—
Gain on change in fair value of contingent consideration	(8,206)	—	—

Operating income	116,098	153,996	149,005
Other expenses:
Interest expense, net	46,573	41,813	47,660
Loss on extinguishment of debt	5,748	31,291	10,431

Income before income tax expense	63,777	80,892	90,914
Income tax expense	22,821	28,549	31,654

Net income	$40,956	$52,343	$59,260

Earnings per share:
Basic	$0.76	$0.99	$1.20
Diluted	$0.76	$0.98	$1.20
Cash dividends declared per share	$1.36	$1.23	$1.10

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net income	$40,956	$52,343	$59,260
Other comprehensive income:
Foreign currency translation adjustments	(116)	(72)	17
Amortization of unrecognized prior service cost and pension deferrals, net of tax	(8,447)	8,696	(682)

Other comprehensive (loss) income	(8,563)	8,624	(665)

Comprehensive income	$32,393	$60,967	$58,595

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share and per share data)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	47,700,132	$477	$159,916	$(10,430)	$85,584	$235,547
Foreign currency translation	—	—	—	17	—	17
Change in pension benefit (net of $317 of taxes)	—	—	—	(682)	—	(682)
Net income	—	—	—	—	59,260	59,260
Share-based compensation	—	—	3,777	—	—	3,777
Issuance of common stock for share-based compensation	687,093	7	(10,704)	—	—	(10,697)
Issuance of common stock	4,173,540	42	120,313	—	—	120,355
Tax benefit from issuance of common stock for share-based compensation	—	—	8,031	—	—	8,031
Dividends declared on common stock, $1.10 per share	—	—	(54,433)	—	—	(54,433)

Balance at December 29, 2012	52,560,765	$526	$226,900	$(11,095)	$144,844	$361,175
Foreign currency translation	—	—	—	(72)	—	(72)
Change in pension benefit (net of $5,036 of taxes)	—	—	—	8,696	—	8,696
Net income	—	—	—	—	52,343	52,343
Share-based compensation	—	—	3,935	—	—	3,935
Issuance of common stock for share-based compensation	312,599	3	(6,815)	—	—	(6,812)
Issuance of common stock	572,546	5	20,119	—	—	20,124
Tax benefit from issuance of common stock for share-based compensation	—	—	4,192	—	—	4,192
Dividends declared on common stock, $1.23 per share	—	—	(65,218)	—	—	(65,218)

Balance at December 28, 2013	53,445,910	$534	$183,113	$(2,471)	$197,187	$378,363
Foreign currency translation	—	—	—	(116)	—	(116)
Change in pension benefit (net of $4,865 of taxes)	—	—	—	(8,447)	—	(8,447)
Net income	—	—	—	—	40,956	40,956
Share-based compensation	—	—	2,235	—	—	2,235
Issuance of common stock for share-based compensation	217,787	3	(4,377)	—	—	(4,374)
Tax benefit from issuance of common stock for share-based compensation	—	—	2,356	—	—	2,356
Dividends declared on common stock, $1.36 per share	—	—	(72,978)	—	—	(72,978)

Balance at January 3, 2015	53,663,697	$537	$110,349	$(11,034)	$238,143	$337,995

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income	$40,956	$52,343	$59,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,434	24,077	18,853
Amortization of deferred debt financing costs and bond discount	3,790	4,400	5,028
Deferred income taxes	13,855	20,800	15,295
Interest accretion on contingent consideration	432	208	—
Gain on change in fair value of contingent consideration	(8,206)	—	—
Impairment of intangible assets	34,154	—	—
Loss on disposal of inventory	4,535	—	—
Loss on extinguishment of debt	5,748	31,291	10,431
Share-based compensation expense	2,235	3,935	3,777
Excess tax benefits from share-based compensation	(2,356)	(4,192)	(8,031)
Provision for doubtful accounts	21	257	142
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	6,617	(13,703)	(1,106)
Inventories	(7,672)	(3,662)	(3,065)
Prepaid expenses and other current assets	(5,097)	(2,743)	1,793
Income tax receivable	(4,652)	5,032	6,298
Other assets	(642)	(2,695)	(36)
Trade accounts payable	(8,373)	9,231	(874)
Accrued expenses	(4,122)	(8,444)	(4,728)
Other liabilities	469	(1,225)	(2,509)

Net cash provided by operating activities	99,126	114,910	100,528

Cash flows from investing activities:
Capital expenditures	(19,025)	(14,649)	(10,637)
Payments for acquisition of businesses, net of cash acquired	(154,277)	(247,281)	(62,667)

Net cash used in investing activities	(173,302)	(261,930)	(73,304)

Cash flows from financing activities:
Repayments of long-term debt	(138,750)	(505,154)	(116,772)
Proceeds from issuance of long-term debt	299,250	700,000	30,000
Repayments of borrowings under revolving credit facility	(258,500)	(90,000)	(5,000)
Borrowings under revolving credit facility	252,500	105,000	—
Proceeds from issuance of common stock, net	—	—	120,355
Payments for repurchase of common stock	—	—	—
Dividends paid	(72,369)	(62,824)	(50,161)
Excess tax benefits from share-based compensation	2,356	4,192	8,031
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(4,374)	(6,812)	(10,697)
Debt financing costs	(8,494)	(12,574)	(500)

Net cash provided by (used in) financing activities	71,619	131,828	(24,744)

Effect of exchange rate fluctuations on cash and cash equivalents	(60)	80	1

Net (decrease) increase in cash and cash equivalents	(2,617)	(15,112)	2,481
Cash and cash equivalents at beginning of year	4,107	19,219	16,738

Cash and cash equivalents at end of year	$1,490	$4,107	$19,219

Supplemental disclosures of cash flow information:
Cash interest payments	$42,642	$43,942	$53,892

Cash income tax payments	$13,624	$2,722	$10,061

Non-cash transactions:
Dividends declared and not yet paid	$18,246	$17,637	$15,243

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2015, December 28, 2013 and December 29, 2012

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

        We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico. Our products include hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac'cent, B&G, B&M, Baker's Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary's, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril's, Grandma's Molasses, JJ Flats, Joan of Arc, Las Palmas, MacDonald's, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Original Tings, Ortega, Pirate's Booty, Polaner, Red Devil, Regina, Rickland Orchards, Sa-són, Sclafani, Smart Puffs, Spring Tree, Sugar Twin, Trappey's, TrueNorth, Underwood, Vermont Maid and Wright's. We also sell and distribute two branded household products, Static Guard and Kleen Guard. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

  Fiscal Year

        We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 3, 2015 (fiscal 2014) contained 53 weeks and the fiscal years ended December 28, 2013 (fiscal 2013) and December 29, 2012 (fiscal 2012) contained 52 weeks each.

  Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 52.4%, 48.4% and 50.7% of consolidated net sales in fiscal 2014, 2013 and 2012, respectively. Our top ten customers accounted for approximately 51.7%, 46.1% and 50.2% of our consolidated trade accounts

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(1) Nature of Operations (Continued)

receivables as of the end of fiscal 2014, 2013 and 2012, respectively. Other than Wal-Mart, which accounted for 19.1%, 18.5% and 19.7% of our consolidated net sales in fiscal 2014, 2013 and 2012, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2014, 2013 or 2012. Other than Wal-Mart, which accounted for 16.7%, 12.9% and 14.9% of our consolidated trade accounts receivables as of the end of fiscal 2014, 2013 and 2012, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2014, 2013 and 2012. As of January 3, 2015, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

        During fiscal 2014, 2013 and 2012, our sales to foreign countries represented approximately 3.6%, 3.2% and 2.7%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(2) Summary of Significant Accounting Policies (Continued)

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

        (f)    Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2014, 2013 and 2012, we capitalized $0.3 million, $0.2 million and $0.2 million, respectively.

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

        We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators.

        Calculating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2014, 2013 and 2012 with no adjustments to the carrying values of goodwill and unamortizable intangibles. Each annual test confirmed that the market capitalization and fair values of our goodwill and unamortizable intangibles, respectively, exceeded their current carrying values.

        Customer relationship intangibles and amortizable trademarks are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 10 to 20 years.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(2) Summary of Significant Accounting Policies (Continued)

        (h)   Deferred Debt Financing Costs

        Debt financing costs are capitalized and amortized over the term of the related debt agreements and are classified as other assets. Amortization of deferred debt financing costs for fiscal years 2014, 2013 and 2012 was $3.6 million, $4.0 million and $4.2 million, respectively.

        (i)    Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management.

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

        (l)    Selling, General and Administrative Expenses

        We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We expense our advertising costs either in the period the advertising first takes place or as incurred. Advertising expenses were approximately $5.1 million, $4.3 million and $5.9 million, for the fiscal years 2014, 2013 and 2012, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(2) Summary of Significant Accounting Policies (Continued)

        (m)  Pension Plans

        We have defined benefit pension plans covering substantially all of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. From time to time, however, we voluntarily contribute greater amounts based on pension asset performance, tax considerations and other relevant factors.

        (n)   Share Based Compensation Expense

        We provide compensation benefits in the form of stock options, performance share long-term incentive awards (LTIAs) and common stock to employees and non-employee directors. The cost of share based compensation is recorded at fair value at the date of grant and expensed in our consolidated statement of income over the requisite service period, if any.

        Performance share LTIAs granted to our executive officers and certain other members of senior management entitle each participant to earn shares of common stock upon the attainment of certain performance goals over the applicable performance period. The recognition of compensation expense for the performance share LTIAs is initially based on the probable outcome of the performance condition based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the applicable performance period. The fair value of the awards on the date of grant is determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period. Our company's performance against the defined performance goals are re-evaluated on a quarterly basis throughout the applicable performance period and the recognition of compensation expense is adjusted for subsequent changes in the estimated or actual outcome. The cumulative effect of a change in the estimated number of shares of common stock to be issued in respect of performance share awards is recognized as an adjustment to earnings in the period of the revision.

        The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant, have a 10-year term and cliff vest three years from the date of grant.

        We recognize compensation expense for only that portion of share based awards that are expected to vest. We utilize historical employee termination behavior to determine our estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(2) Summary of Significant Accounting Policies (Continued)

        (o)   Income Tax Expense Estimates and Policies

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

        (p)   Dividends

        Cash dividends, if any, are accrued as a liability on our consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

        (q)   Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(2) Summary of Significant Accounting Policies (Continued)

been issued upon the exercise of stock options or in connection with performance share LTIAs that may be earned as of the beginning of the period using the treasury stock method.

	Fiscal 2014		Fiscal 2013	Fiscal 2012
	(In thousands, except share and per share data)
Net income	$40,956		$52,343	$59,260
Weighted average common shares outstanding:
Basic	53,658,100		52,998,263	49,238,759
Net effect of dilutive share-based compensation awards	89,111	(1)	184,043	318,067

Diluted	53,747,211		53,182,306	49,556,826

Earnings per share:
Basic	$0.76		$0.99	$1.20
Diluted	$0.76		$0.98	$1.20

(1)
For fiscal 2014, 418,158 outstanding stock options were excluded from diluted earnings per share as the effect was antidilutive.

        (r)   Recently Issued Accounting Standards

        In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, which for us is the first quarter of fiscal 2017. We are currently evaluating the impact of this new standard, however, we do not expect it to have a material impact on our consolidated financial position, results of operations or liquidity.

(3) Acquisitions

        On April 23, 2014, we completed the acquisition of Specialty Brands of America, Inc. and related entities, including the Bear Creek Country Kitchens, Spring Tree, Cary's, MacDonald's, New York Flatbreads and Canoleo brands, from affiliates of American Capital, Ltd. and certain individual sellers for a purchase price of $154.3 million in cash. We refer to this acquisition as the "Specialty Brands acquisition."

        On October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC for a base purchase price of $57.5 million, of which approximately $37.4 million was paid in cash and approximately $20.1 million was paid in shares of common stock of B&G Foods (based on the closing price of $35.15 per share on October 4, 2013), plus contingent earn-out consideration ranging from zero to a maximum of $15.0 million in the aggregate, which is payable upon the achievement of revenue growth targets during fiscal 2014, 2015 and 2016 meant to achieve operating results in excess of base purchase price acquisition model assumptions. We refer to this acquisition as the "Rickland Orchards acquisition."

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(3) Acquisitions (Continued)

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

        We have accounted for each of these acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective dates of acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles and amortizable trademarks acquired are amortized over 10 to 20 years. Goodwill and other intangible assets, except in the case of the Specialty Brands acquisition, are deductible for income tax purposes. Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist. See Note 6, "Goodwill and Other Intangible Assets."

        The following table sets forth the preliminary allocation of the Specialty Brands acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to assets acquired and liabilities assumed. During the second half of fiscal 2014, we recorded a purchase price allocation adjustment by decreasing goodwill, long-term deferred income taxes and other working capital and increasing trademarks and customer relationship intangibles by $2.1 million primarily due to a change in our valuation of intangible assets and deferred income taxes as of the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to accounts receivable, inventory and intangibles acquired. We anticipate completing the purchase price allocation before or

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(3) Acquisitions (Continued)

during the second quarter of fiscal 2015. The goodwill and other intangible assets acquired are not expected to be deductible for income tax purposes.

Specialty Brands Acquisition (dollars in thousands):
Purchase Price:
Cash paid	$154,277

Total	$154,277

Preliminary Allocation:
Income tax receivable	$4,012
Short-term deferred income tax assets	1,786
Trademarks—unamortizable intangible assets	137,300
Goodwill	48,852
Customer relationship intangibles—amortizable intangible assets	13,300
Other working capital	(2,068)
Long-term deferred income tax liabilities, net	(48,905)

Total	$154,277

        The following table sets forth the allocation of the Rickland Orchards acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. During fiscal 2014, we recorded a purchase price allocation adjustment by increasing goodwill and decreasing other working capital by $2.1 million due to a change in our valuation of accounts receivable and inventory as of the date of acquisition.

        Rickland Orchards Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$37,376
Equity issued	20,124
Fair value of contingent consideration	7,566

Total	$65,066

Allocation:
Trademarks—amortizable intangible assets	$35,000
Goodwill	23,353
Customer relationship intangibles—amortizable intangible assets	9,000
Other working capital	(2,287)

Total	$65,066

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(3) Acquisitions (Continued)

        The following table sets forth the allocation of the Pirate Brands acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. During fiscal 2014, we recorded a purchase price allocation adjustment by increasing goodwill and decreasing other working capital by $0.2 million due to a change in our valuation of accounts receivable as of the date of acquisition.

        Pirate Brands Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$195,417

Total	$195,417

Allocation:
Trademarks—unamortizable intangible assets	$152,800
Goodwill	29,953
Customer relationship intangibles—amortizable intangible assets	11,400
Other working capital	1,264

Total	$195,417

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

  Unaudited Pro Forma Summary of Operations

        The following pro forma summary of operations presents our operations as if the Specialty Brands acquisition had occurred as of the beginning of fiscal 2013 and as if the Pirate Brands and Rickland Orchards acquisitions had occurred as of the beginning of fiscal 2012. In addition to including the results of operations of these acquisitions, the pro forma information gives effect to the interest on additional borrowings, the amortization of trademark and customer relationship intangibles, and the issuance of shares of common stock. On an actual basis, Specialty Brands contributed $65.5 million of

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(3) Acquisitions (Continued)

our aggregate $848.0 million of consolidated net sales for fiscal 2014. On an actual basis, Pirate Brands and Rickland Orchards contributed $32.6 million and $12.9 million, respectively, of our aggregate $725.0 million of consolidated net sales for fiscal 2013.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(dollars in thousands)
Net sales	$874,410	$890,728	$721,379
Net income	42,148	56,041	50,149
Basic earnings per share	$0.79	$1.05	$1.01
Diluted earnings per share	$0.78	$1.05	$1.00

        The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the Specialty Brands acquisition occurred as of the beginning of fiscal 2013 and had the Pirate Brands and Rickland Orchards acquisitions occurred as of the beginning of fiscal 2012, and is not intended to be a projection of future results.

        The TrueNorth acquisition and the New York Style acquisition were not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(4) Inventories

        Inventories consist of the following as of the dates indicated (in thousands):

	January 3, 2015	December 28, 2013
Raw materials and packaging	$23,795	$25,075
Finished goods	82,762	76,176

Total	$106,557	$101,251

(5) Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following as of the dates indicated (in thousands):

	January 3, 2015	December 28, 2013
Land	$3,508	$3,512
Buildings and improvements	55,524	51,618
Machinery and equipment	165,751	153,815
Office furniture and vehicles	15,572	14,319
Construction-in-progress	5,095	1,795

	245,450	225,059
Less: accumulated depreciation	(129,253)	(114,685)

Total	$116,197	$110,374

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(5) Property, Plant and Equipment, net (Continued)

        Depreciation expense was $14.7 million, $14.2 million and $10.7 million for fiscal 2014, 2013 and 2012, respectively.

(6) Goodwill and Other Intangible Assets

        The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of January 3, 2015			As of December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Trademarks	$12,056	$875	$11,181	$41,800	$1,031	$40,769
Customer relationships	192,913	58,400	134,513	187,569	49,097	138,472

	$204,969	$59,275	$145,694	$229,369	$50,128	$179,241

Unamortizable Intangible Assets
Goodwill	$370,424			$319,292

Trademarks	$802,201			$664,900

Note: The increases in carrying amounts are attributable to purchase accounting adjustments related to the Specialty Brands, Rickland Orchards and Pirate Brands acquisitions. The impairment loss relating to Rickland Orchards described below offset the increase in customer relationship intangibles and caused the decrease in amortizable trademarks.

        During fiscal 2014, 2013 and 2012, we amortized $12.7 million, $9.9 million and $8.1 million, respectively, of the customer relationship and other intangibles. We expect to recognize $10.7 million of amortization expense in fiscal 2015 and for each of the next four fiscal years thereafter associated with our current other intangible assets and amortizable trademarks.

        Rickland Orchards.    As of the date of the Rickland Orchards acquisition, we estimated the original fair value of the contingent consideration to be approximately $7.6 million. During the remainder of fiscal 2013 and fiscal 2014, we recorded interest accretion expense on the contingent consideration liability of $0.2 million and $0.4 million, respectively. At June 28, 2014, we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and our revised forecasted operating results for Rickland Orchards for the remainder of 2014, 2015 and 2016. As a result of lower than expected net sales results for Rickland Orchards, and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero, resulting in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the consolidated statement of operations for fiscal 2014. See Note 8, "Fair Value Measurements." We also concluded that these factors were potential indicators of the impairment of certain long-lived assets (trademark and customer relationship intangibles), requiring us to perform an interim impairment analysis of the trademark and customer relationship intangibles acquired in the Rickland Orchards acquisition. Based on the results of the interim impairment analysis we performed at June 28, 2014, we determined that no impairment was required as of that date.

        During the third quarter of 2014, net sales to the club channel of the core products of Rickland Orchards continued to deteriorate beyond our June 28, 2014 projections. As a result, we had as of

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(6) Goodwill and Other Intangible Assets (Continued)

September 27, 2014 reduced our net sales projections to the club channel and performed an interim impairment analysis of the trademark and customer relationship intangibles acquired in the Rickland Orchards acquisition. We used a discounted cash flow model to determine the fair value of the intangibles. Based on the results of the interim impairment analysis performed at September 27, 2014, we recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of Rickland Orchards of $26.9 million and $7.3 million, respectively, which is recorded in "Impairment of intangible assets" in the consolidated statement of operations for fiscal 2014. As of January 3, 2015, the remaining balances of the Rickland Orchards amortizable trademark and customer relationship intangibles (net) were $5.1 million and $1.1 million, respectively. If operating results for the Rickland Orchards brand continue to deteriorate at rates in excess of our current projections, we may be required to record an additional non-cash charge for the impairment of long-lived intangibles relating to Rickland Orchards, and these non-cash charges would be material.

        In connection with the impairment analysis of the intangibles, we also recorded during fiscal 2014 a charge to cost of goods sold of approximately $4.5 million relating to a write-off of certain raw material and finished goods inventory used in the production of Rickland Orchards products.

(7) Long-Term Debt

        Long-term debt consists of the following, as of the dates indicated (in thousands):

	January 3, 2015	December 28, 2013
Current and former senior secured credit agreement:
Revolving credit facility	$34,000	$40,000
Tranche A term loan due 2019, net of unamortized discount of $643 at January 3, 2015	291,857	—
Tranche A term loan due 2016, net of unamortized discount of $365 at December 28, 2013	—	130,885
4.625% senior notes due 2021	700,000	700,000

Total long-term debt, net of unamortized discount	1,025,857	870,885
Current portion of long-term debt	(18,750)	(26,250)

Long-term debt, net of unamortized discount and excluding current portion	$1,007,107	$844,635

        Senior Secured Credit Agreement.    On June 5, 2014, we entered into a new senior secured credit agreement, which includes a $500.0 million revolving credit facility and $300.0 million of tranche A term loans. The proceeds of the term loan borrowings, $46.0 million of revolving loans and cash on hand were used to repay all outstanding obligations under our prior credit agreement, which included $215.0 million of revolving loans that were used in part to fund the Specialty Brands acquisition, $121.9 million of term loan borrowings and $0.6 million of accrued and unpaid interest, and to pay $8.5 million of related transaction fees and expenses. At January 3, 2015, $292.5 million of tranche A term loans were outstanding and $34.0 million of revolving loans were outstanding under our senior secured credit agreement.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(7) Long-Term Debt (Continued)

        At January 3, 2015, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $1.3 million, was $464.7 million. Proceeds of the revolving credit facility may be used for general corporate purposes including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. The maximum letter of credit capacity under our revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

        The tranche A term loans are subject to principal amortization: $7.5 million was due and paid in fiscal 2014, $18.8 million is due and payable in fiscal 2015, $26.2 million is due and payable in fiscal 2016, $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018. The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019.

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

        Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At January 3, 2015, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.16%.

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

        The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 7.00 to 1.00 through the fourth quarter of 2015; 6.75 to 1.00 for the first quarter of 2016 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(7) Long-Term Debt (Continued)

consecutive fiscal quarters. As of January 3, 2015, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(7) Long-Term Debt (Continued)

        The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 3, 2015, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

        Deferred Debt Financing Costs.    During fiscal 2014, we wrote-off and expensed $5.4 million of deferred debt financing costs relating to the termination of our prior credit agreement, which included the repayment of $121.9 million aggregate principal amount of our tranche A term loans and $215.0 million of revolving loans. During fiscal 2014, we also capitalized $5.6 million and $2.9 million of debt financing costs relating to the new revolving credit facility and tranche A term loans, respectively, which are being amortized over the five year scheduled term of the new credit agreement. During fiscal 2013, we wrote-off and expensed $8.3 million of deferred debt financing costs relating to the repayment of the $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans. During fiscal 2013, we also capitalized $12.2 million of debt financing costs, which are being amortized over the eight year scheduled term of the 4.625% senior notes and we also capitalized $0.4 million of debt financing costs in connection with an amendment to our credit facility, which are being amortized over the remainder of the five year scheduled term of our revolving credit facility. During fiscal 2012, we wrote-off and expensed $1.5 million of deferred debt financing costs relating to the partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes and wrote-off and expensed $0.4 million of deferred debt financing costs relating to the amendment of our credit agreement. During fiscal 2012, we also capitalized $0.5 million of debt financing costs, which were being amortized over the five year term of the revolving credit facility and tranche A term loans and the seven year term of the tranche B term loans until the deferred debt financing costs were written off when we refinanced the prior credit agreement.

        As of January 3, 2015 and December 28, 2013 we had net deferred debt financing costs of $17.2 million and $17.8 million, respectively, included in other assets in the accompanying consolidated balance sheets.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt for fiscal 2014 includes costs in connection with the termination of our prior credit agreement and the repayment of all outstanding

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(7) Long-Term Debt (Continued)

obligations thereunder. The loss on extinguishment includes the write-off of deferred debt financing costs of $5.4 million, as discussed above, and the write-off of unamortized discount of $0.3 million. Loss on extinguishment of debt for fiscal 2013 includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write-off of deferred debt financing costs of $8.3 million and the write-off of unamortized discount of $2.8 million. Loss on extinguishment of debt for fiscal 2012 includes costs relating to our partial redemption of $101.5 million aggregate principal amount of our 7.625% senior notes, including the repurchase premium and other expenses of $7.7 million, the write-off of deferred debt financing costs of $1.5 million and the write-off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment and restatement of our credit agreement, including the write-off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million.

        Contractual Maturities.    As of January 3, 2015, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
2015	$18,750
2016	26,250
2017	24,375
2018	76,875
2019	180,250
Thereafter	700,000

Total	$1,026,500

        Accrued Interest.    At January 3, 2015 and December 28, 2013 accrued interest of $3.5 million and $3.3 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(8) Fair Value Measurements

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

January 3, 2015, December 28, 2013 and December 29, 2012

(8) Fair Value Measurements (Continued)

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

        The carrying values and fair values of our revolving credit loans, term loans and senior notes as of January 3, 2015 and December 28, 2013 are as follows (in thousands):

	January 3, 2015				December 28, 2013
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	34,000		34,000	(1)	40,000		40,000	(1)
Tranche A Term Loans due 2016	—		—		130,885	(2)	131,250	(1)
Tranche A Term Loans due 2019	291,857	(2)	292,500	(1)	—		—
4.625% Senior Notes due 2021	700,000		675,500	(3)	700,000		672,000	(3)

(1)
Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)
The carrying values of the tranche A term loans are net of discount. At January 3, 2015 and December 28, 2013, the face amounts of the tranche A term loans were $292.5 million and $131.3 million, respectively.

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

        During fiscal 2014 and fiscal 2013, we recorded interest accretion expense on the contingent consideration liability of $0.4 million and $0.2 million, respectively. We are required to reassess the fair value of the contingent consideration at each reporting period. At June 28, 2014, we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and revised our forecasted operating results for Rickland Orchards for the remainder of fiscal 2014, 2015 and 2016. As a result of lower than expected net sales results for Rickland Orchards and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero, resulting in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying audited consolidated statements of operations for fiscal 2014. The significant inputs used in these estimates include

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(8) Fair Value Measurements (Continued)

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

        The following table summarized the Level 3 activity (in thousands):

	January 3, 2015	December 28, 2013
Balance at beginning of year	$7,774	$7,566
Contingent consideration accretion expense	432	208
Gain on change in fair value of contingent consideration	(8,206)	—

Balance at end of year	$—	$7,774

(9) Accumulated Other Comprehensive Loss

        The reclassification from accumulated other comprehensive loss for fiscal 2014 and 2013 are as follows (in thousands):

	Amount Reclassified From AOCL
Details about AOCL Components	January 3, 2015	December 28, 2013	Affected Line Item in the Statement Where Net Income (loss) is Presented
Defined benefit pension plan items
Amortization of prior service cost	$45	$44	See (1) below
Amortization of unrecognized loss	—	815	See (1) below

	45	859	Total before tax
	(17)	(315)	Income tax expense

Total reclassification	$28	$544	Net of tax

(1)
These items are included in the computation of net periodic pension cost. See Note 12, "Pension Benefits," for additional information.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(9) Accumulated Other Comprehensive Loss (Continued)

        Changes in accumulated other comprehensive loss for fiscal 2014 and 2013 are as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total
Balance at December 29, 2012	$(11,036)	$(59)	$(11,095)
Other comprehensive loss before reclassifications	8,152	(72)	8,080
Amounts reclassified from AOCL	544	—	544

Net current period other comprehensive income (loss)	8,696	(72)	8,624

Balance at December 28, 2013	$(2,340)	$(131)	$(2,471)
Other comprehensive loss before reclassifications	(8,475)	(116)	(8,591)
Amounts reclassified from AOCL	28	—	28

Net current period other comprehensive income (loss)	(8,447)	(116)	(8,563)

Balance at January 3, 2015	$(10,787)	$(247)	$(11,034)

(10) Income Taxes

        The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
U.S.	$63,232	$80,291	$90,646
Foreign	545	601	268

Total	$63,777	$80,892	$90,914

        Income tax expense (benefit) consists of the following (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Current:
Federal	$7,993	$6,853	$15,024
State	820	728	1,260
Foreign	153	168	75

Subtotal	8,966	7,749	16,359
Deferred:
Federal	13,330	20,200	15,438
State	525	600	(143)

Subtotal	13,855	20,800	15,295

Total	$22,821	$28,549	$31,654

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(10) Income Taxes (Continued)

        Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2014, 2013 and 2012 to income before income tax expense) as a result of the following:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit	1.8%	1.8%	1.8%
Impact on deferred taxes from changes in state tax rates	—	(0.4)%	(0.9)%
Foreign income taxes	—	—	0.1%
Permanent differences	(1.0)%	(1.1)%	(1.2)%

Total	35.8%	35.3%	34.8%

        In fiscal 2014, 2013 and 2012, changes in state apportionments or state tax laws resulted in a decrease of our blended state rate, resulting in a tax benefit of less than $0.1 million, $0.3 million and $0.9 million, respectively.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 3, 2015	December 28, 2013
Deferred tax assets:
Accounts receivable, principally due to allowance	$37	$37
Inventories, principally due to additional costs capitalized for tax purposes	1,050	1,088
Accruals and other liabilities	5,196	301
Net operating loss and tax credit carry forwards	1,157	—
Other liabilities	—	76

Total gross deferred tax assets	7,440	1,502
Deferred tax liabilities:
Plant and equipment	(13,060)	(9,908)
Goodwill and other intangible assets	(194,406)	(135,341)
Prepaid expenses	(906)	(1,077)

Total gross deferred tax liabilities	(208,372)	(146,326)

Net deferred tax liability	$(200,932)	$(144,824)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(10) Income Taxes (Continued)

reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, at January 3, 2015. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced. The valuation allowance at January 3, 2015 and December 28, 2013 was $0.

        At January 3, 2015 we had intangibles of $651.5 million for tax purposes, which are amortizable through 2029.

        We operate in multiple taxing jurisdictions within the United States and Canada and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. In January 2015, our company received notice that the IRS intends to conduct an audit of our 2012 tax year. There have been no further communications from the IRS since then and the audit has not yet commenced. Although the final resolution of the audit is uncertain, we believe that the ultimate disposition will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Although we do not believe that we are otherwise currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of January 3, 2015, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2011 and forward
United States—States	2010 and forward
Canada	2010 and forward

        As of January 3, 2015, we do not have any reserves for uncertain tax positions. Our policy is to classify interest and penalties that result from any income tax uncertainties as income tax expense.

(11) Capital Stock

        Voting Rights.    The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

        Dividends.    The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock. In the event of any liquidation, dissolution or winding up of our company, common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock. See Note 16, "Quarterly Financial Data (unaudited)," for dividends declared for each quarter of fiscal 2014 and 2013.

        Additional Issuance of Our Authorized Common Stock and Preferred Stock.    Additional shares of our authorized common stock and preferred stock may be issued, as determined by our board of

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(11) Capital Stock (Continued)

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

        Stock Repurchases.    We did not repurchase any shares of common stock during fiscal 2014, 2013 or 2012.

        Common Stock Issued. In October 2013, as partial consideration for the Rickland Orchards acquisition, we issued to 572,546 shares of common stock valued at $20.1 million to the seller. See Note 3, "Acquisitions."

        In October 2012, we completed an underwritten public offering of 4,173,540 shares of our common stock at a price to the public of $30.25 per share. The proceeds of the offering were approximately $120.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses. The offering was made by means of a prospectus and related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC. We used the net proceeds of the offering, together with cash on hand, for the partial redemption of our then outstanding 7.625% senior notes plus accrued and unpaid interest and general corporate purposes.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(12) Pension Benefits

        We have three defined benefit pension plans covering substantially all of our employees. The benefits are based on years of service and the employee's compensation, as defined.

        The following table sets forth our defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used January 3, 2015 and December 28, 2013 measurement dates for fiscal 2014 and 2013, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	January 3, 2015	December 28, 2013
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$50,679	$54,549
Actuarial loss (gain)	12,365	(7,672)
Service cost	2,940	3,285
Interest cost	2,387	2,111
Benefits paid	(1,644)	(1,594)

Projected benefit obligation at end of year	66,727	50,679

Change in plan assets:
Fair value of plan assets at beginning of year	59,701	47,709
Actual gain on plan assets	3,356	8,836
Employer contributions	1,750	4,750
Benefits paid	(1,644)	(1,594)

Fair value of plan assets at end of year	63,163	59,701

Net amount recognized:
Other assets	$804	$9,022
Other long-term liabilities	(4,368)	—

Funded status at the end of the year	$3,564	$9,022

Amount recognized in accumulated other comprehensive loss (income) consist of:
Prior service cost	$(126)	$(171)
Actuarial loss	(16,875)	(3,518)
Deferred taxes	6,214	1,349

Accumulated other comprehensive loss	$(10,787)	$(2,340)

        The accumulated benefit obligations of the three plans were $58.9 million and $44.9 million at January 3, 2015 and December 28, 2013, respectively. The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	January 3, 2015	December 28, 2013
Accumulated benefit obligation	$5,665	—
Fair value of plan assets	$5,244	—

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(12) Pension Benefits (Continued)

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal 2015 are as follows (in thousands):

Prior service cost	$45
Actuarial loss	704

$749

	January 3, 2015	December 28, 2013
Weighted-average assumptions:
Discount rate	3.882%	4.815%
Rate of compensation increase	3.00%	3.00%
Expected long-term rate of return	6.50%	7.25%

        The discount rate used to determine year-end fiscal 2014 and fiscal 2013 pension benefit obligations was derived by matching the plans' expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

        Net periodic cost includes the following components (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Service cost—benefits earned during the period	$2,940	$3,284	$2,393
Interest cost on projected benefit obligation	2,387	2,111	2,036
Expected return on plan assets	(4,347)	(3,635)	(2,918)
Amortization of unrecognized prior service cost	45	44	45
Amortization of loss	—	815	921

Net pension cost	$1,025	$2,619	$2,477

        The asset allocation for our pension plans at the end of fiscal 2014 and fiscal 2013, and the target allocation for fiscal 2015, by asset category, follows.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

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

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation	January 3, 2015	December 28, 2013
Equity securities	75%	80%	79%
Fixed income securities	25%	15%	17%
Other	—	5%	4%

Total		100%	100%

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

        The fair values of our pension plan assets at January 3, 2015 and December 28, 2013, utilizing the fair value hierarchy discussed in Note 8, "Fair Value Measurements" follow (in thousands):

	January 3, 2015		December 28, 2013
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$2,934	$—	$2,480	$—
Equity securities:
U.S. mutual funds	12,409	—	25,921	—
Foreign mutual funds	2,542	—	—	—
U.S. common stocks	33,228	—	17,832	—
Foreign common stocks	2,414	—	3,374	—
Fixed income securities:
U.S. mutual funds	9,636	—	10,094	—

Total	$63,163	$—	$59,701	$—

        The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $33.2 million of U.S. common stocks in the investment portfolio at the end of fiscal 2014, $4.9 million was invested in B&G Foods' common stock. Of the $17.8 million of U.S. common stocks in the investment portfolio at the end of fiscal 2013, $5.5 million was invested in B&G Foods' common stock.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(12) Pension Benefits (Continued)

        Information about the expected cash flows for the pension plan follows (in thousands):

Pension Payments
Benefit payments:
2015	$1,648
2016	1,760
2017	1,987
2018	2,242
2019	2,620
2020 to 2024	16,799

        We currently anticipate making contributions of approximately $3.5 million to our pension plan in fiscal 2015.

        We also sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $1.0 million, $1.0 million and $0.8 million for fiscal 2014, 2013 and 2012, respectively.

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

        We were notified that for the plan year beginning January 1, 2012, the plan was in critical status and classified in the Red Zone. As of the date of the accompanying audited consolidated financial statements, the plan remains in critical status. The law requires that all contributing employers pay to the plan a surcharge to help correct the plan's financial situation. The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement. A 5% surcharge payable on hours worked on and after June 1, 2012 until December 31, 2012 was charged for plan year 2012, the initial critical year. A 10% surcharge payable on hours worked on and after January 1, 2013 will be applicable for each succeeding plan year that the plan is in critical status until we agree to a collective bargaining agreement that implements a rehabilitation plan. B&G Foods made contributions to the plan of $1.0 million in each of fiscal 2014, 2013 and 2012, respectively. These contributions represented less than five percent of total contributions made to the plan. In each of fiscal 2012, fiscal 2013 and fiscal 2014, we paid less than $0.1 million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2015 assuming consistent hours are worked.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(13) Commitments and Contingencies (Continued)

Total rental expense for our operating leases was $7.3 million, $6.4 million and $5.5 million, for fiscal 2014, 2013 and 2012, respectively.

        As of January 3, 2015, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows (in thousands):

Fiscal year ending:	Third Parties
2015	$7,350
2016	7,289
2017	4,947
2018	4,910
2019	4,981
Thereafter	4,945

Total	$34,422

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

        Beginning in December 2012, Pirate Brands was named as a defendant in six duplicative putative class action lawsuits filed in United States District Courts, two of which were filed prior to our ownership of Pirate Brands, alleging that Pirate Brands' products were improperly labeled as "natural" because they contained "genetically modified" and "highly processed" ingredients. Each case was filed on behalf of a plaintiff and purported similarly situated individuals. In 2013, all of the cases were transferred to the Eastern District of New York. Pirate Brands had moved to dismiss each of the actions when, in December 2014, each case was voluntarily dismissed with prejudice by the respective plaintiffs for an immaterial settlement amount. The dismissal of these actions did not have a material effect on B&G Foods' consolidated financial position, results of operations or liquidity.

        B&G Foods was named as a defendant in two additional putative class action lawsuits alleging that certain of our products were improperly labeled as "natural" because they contained "genetically modified" and/or "highly processed" ingredients. The first case was filed in the United States District Court for the Southern District of Florida in September 2014 by Bonnie Jo Pettinga, Caleb Johnson, Shawn Teufel and Joseph Grey, individually and purportedly on behalf of similarly situated individuals. This action was voluntarily dismissed without prejudice by the plaintiffs on or about October 17, 2014. The second case was filed in the United States District Court for the Southern District of New York in October 2014 by Carolina Alduey, purportedly on behalf of herself and similarly situated individuals. In November 2014, Ms. Alduey voluntarily dismissed her action with prejudice for an immaterial settlement amount. The dismissal of these actions did not have a material effect on B&G Foods' consolidated financial position, results of operations or liquidity.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(13) Commitments and Contingencies (Continued)

        Selling, general and administrative expenses for fiscal 2013 include a gain of $1.5 million relating to a legal settlement.

        Environmental.    We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2014, 2013 or 2012 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

        Collective Bargaining Agreements.    As of January 3, 2015, approximately 327 of our 956 employees, or 34%, were covered by collective bargaining agreements, of which approximately 95 were covered by a collective bargaining agreement expiring within the next 12 months. Our collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO, Local No. 334 that covers certain employees at our Portland, Maine manufacturing facility is scheduled to expire on April 25, 2015. We are currently in negotiations for a new collective bargaining agreement for our Portland, Maine facility. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for the Portland, Maine manufacturing facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. As of the date of the accompanying audited financial statements, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition or results of operations. None of our other collective bargaining agreements is scheduled to expire within one year.

        Severance and Change of Control Agreements.    We have employment agreements with each of our seven executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employee's death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements). Severance benefits generally include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and, in certain cases, potential gross up payments for excise tax liability.

        Ortega and Las Palmas Recall. On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products' ingredient statements. The cost impact of this recall during fiscal 2014 (not including lost sales during the period of time production and distribution of the affected products were suspended), net of expected insurance recoveries of $5.0 million, was $12.8 million, of which $4.1 million was recorded as a decrease in net sales related to customer refunds; $8.2 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(13) Commitments and Contingencies (Continued)

charges, customer fees and inventory write-offs; and $0.5 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs. The charges we recorded are based upon costs incurred to date and management's estimates of costs that have yet to be incurred that relate to 2014. As of January 3, 2015, the reserves related to the recall remaining on our consolidated balance sheets include $4.0 million in accounts receivable reserves and $0.6 million of accrued expenses. We have recorded a $5.0 million receivable for the expected insurance recoveries in prepaid expenses in our consolidated balance sheet as of January 3, 2015.

(14) Incentive Plans

        Annual Bonus Plan.    Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company's attainment of pre-set annual financial objectives. Awards are normally paid in cash in a lump sum following the close of each plan year. At January 3, 2015, we did not have an accrual for the annual bonus plan. At December 28, 2013, accrued expenses in the accompanying consolidated balance sheets include an accrual for the annual bonus plan of $4.7 million.

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

        The 2008 Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. Subject to adjustment as provided in the plan, the total number of shares of common stock available for awards under the plan is 4,500,000, of which 2,689,645 were available for future issuance as of January 3, 2015. Some of those shares are subject to outstanding performance share long-term incentive awards (LTIAs) and stock options as described in the table below.

        Performance Share Awards.    Beginning in fiscal 2008, our compensation committee has made annual grants of performance share LTIAs to our executive officers and certain other members of senior management under the 2008 Omnibus Plan. The performance share LTIAs entitle the participants to earn shares of common stock upon the attainment of certain performance goals over the applicable performance period. The performance period is typically three years.

        Each performance share LTIA has a threshold, target and maximum payout. The awards are settled based upon our performance over the applicable performance period. For the performance share LTIAs granted to date, the applicable performance metric is and has been "excess cash" (as defined in the award agreements). If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant to the awards. If our performance meets or exceeds the performance threshold, then a varying amount of shares from the threshold amount (50% of the target number of shares) up to the maximum amount (200% of the target number of shares) may be earned.

        Subject to the performance goal for the applicable performance period being certified in writing by our compensation committee as having been achieved, shares of common stock are issued prior to March 15 following the completion of the performance period.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(14) Incentive Plans (Continued)

        The following table details the activity in our performance share LTIAs for fiscal 2014:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)
Beginning of fiscal 2014	611,819	(1)	$17.05
Granted	174,834	(1)	$27.54
Vested	(342,576)		$11.78
Forfeited	(63,099)		$27.75

End of fiscal 2014	380,978	(1)	$24.82

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

        Employee Stock Options.    The following table details our stock option activity for fiscal 2014:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at beginning of fiscal 2014	—
Granted	418,158	$30.94	9.8	0.00
Exercised	—	N/A
Forfeited	—	N/A

Outstanding at end of fiscal 2014	418,158	$30.94	9.8	0.00

Exercisable at end of fiscal 2014	—	—	—	—

        The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the "simplified method" in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

Weighted average grant date fair value	$6.74
Expected volatility	34.8%
Expected term	6.5 years
Risk-free interest rate	1.9%
Dividend yield	4.4%

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(14) Incentive Plans (Continued)

        No stock options were issued or outstanding in fiscal 2013 or fiscal 2012.

        Non-Employee Director Stock Grants.    Each of our non-employee directors receives an annual equity grant as part of his or her non-employee director compensation. These shares fully vest when issued.

        The following table details the number of shares of common stock issued by our company during fiscal 2014, 2013 and 2012 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share based compensation:

	January 3, 2015	December 28, 2013	December 29, 2012
Number of performance shares vested	342,576	512,885	1,124,205
Shares withheld to fund statutory minimum tax withholding	138,799	214,878	463,942

Shares of common stock issued for performance share long-term incentive awards	203,777	298,007	660,263
Shares of common stock issued to non-employee directors for annual equity grants	14,010	14,592	17,436
Shares of common stock issued for other share based compensation, net of shares withheld to fund statutory minimum tax withholding	—	—	9,394

Total shares of common stock issued	217,787	312,599	687,093

Excess tax benefit recorded to additional paid in capital	$2,356	$4,192	$8,031

        The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2014	Fiscal 2013	Fiscal 2012
Compensation expense included in cost of goods sold	$1,075	$855	$772
Compensation expense included in selling, general and administrative expenses	1,160	3,080	3,005

Total compensation expense for share-based payments	$2,235	$3,935	$3,777

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(14) Incentive Plans (Continued)

        As of January 3, 2015, there was $0.7 million of unrecognized compensation expense related to LTIAs, which is expected to be recognized over the next two years and $2.5 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next three years.

(15) Net Sales by Brand

        The following table sets forth net sales by brand (in thousands):

	Fiscal 2014(8)	Fiscal 2013	Fiscal 2012
Brand(1):
Ortega	$134,374	$137,192	$135,147
Pirate Brands(2)	82,563	32,545	—
Maple Grove Farms of Vermont	79,177	77,084	74,846
Mrs. Dash	64,105	61,846	62,089
Cream of Wheat	62,494	65,202	64,850
Bear Creek Country Kitchens(3)	41,432	—	—
Polaner	36,136	37,036	38,394
Las Palmas	35,121	34,486	35,541
New York Style(4)	28,075	32,995	5,910
Bloch & Guggenheimer	26,889	26,988	28,746
Spring Tree(3)	15,183	—	—
TrueNorth(5)	21,635	13,045	—
Rickland Orchards(6)	21,343	12,867	—
B&M	19,958	21,210	23,061
Underwood	19,603	19,996	21,348
Ac'cent	18,899	18,824	19,326
All other brands(7)	141,030	133,657	124,554

Total	$848,017	$724,973	$633,812

(1)
Net sales for each brand also includes branded net sales and, if applicable, any private label and food service net sales attributable to the brand.

(2)
We completed the acquisition of Pirate Brands on July 8, 2013.

(3)
We completed the acquisition of Specialty Brands on April 23, 2014, including the Bear Creek Country Kitchens and Spring Tree brands.

(4)
We completed the acquisition of the New York Style brand on October 31, 2012.

(5)
We acquired the TrueNorth brand on May 6, 2013.

(6)
We acquired the Rickland Orchards brand on October 7, 2013.

(7)
Net sales for "all other brands" has been impacted by the acquisition of the Cary's, MacDonald's, New York Flatbreads and Canoleo brands acquired as part of the Specialty Brands acquisition, which was completed on April 23, 2014.

(8)
Fiscal 2014 contained 53 weeks and fiscal 2013 and fiscal 2012 each contained 52 weeks.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(16) Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, expect per share data)
Net sales
2014	$198,140	$202,889	$208,998	$237,990
2013	$171,194	$160,882	$181,350	$211,547
Gross profit
2014	$64,669	$63,027	$63,062	$57,013
2013	$58,812	$55,697	$61,266	$67,148
Net income (loss)
2014	$17,777	$16,138	$(4,413)	$11,454
2013	$19,634	$(1,433)	$15,350	$18,792
Basic and diluted earnings (loss) per share
2014	$0.33	$0.30	$(0.08)	$0.21
2013	$0.37	$(0.03)	$0.29	$0.35
Cash dividends declared per share
2014	$0.34	$0.34	$0.34	$0.34
2013	$0.29	$0.29	$0.32	$0.33

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

(17) Related Party Transactions

        Except as noted below, there were no related party transactions in fiscal 2014 with any director or executive officer of B&G Foods or any other related person, as defined in Rule 404 under Regulation S-K promulgated under the Securities Act of 1933, as amended, and none is proposed.

        On October 7, 2013, we completed the acquisition of all the issued and outstanding equity interests of Rickland Orchards LLC from Natural Instincts LLC for a purchase price of $57.5 million, of which approximately $37.4 million was paid in cash and approximately $20.1 million was paid in shares of common stock of B&G Foods (based on the closing price of $35.15 per share on October 4, 2013), plus consideration of up to a maximum of $15.0 million in the aggregate, which is payable based upon the achievement of specified operating results during fiscal 2014, 2015 and 2016. Following the completion of the acquisition, Jason Cohen, a co-founder and the former chief executive officer of Rickland Orchards, and Michael Sands, a co-founder and the former chief operating officer of Rickland Orchards, began serving as an executive vice president and a vice president, respectively, of B&G Foods. Mr. Sands was promoted to executive vice president of snacks of B&G Foods effective March 11, 2014. Mr. Cohen resigned as executive vice president of club channel of B&G Foods effective March 31, 2014. Mr. Cohen is a member of the board of managers of Natural Instincts as well as a member of Natural Instincts. Mr. Sands is a member of Natural Instincts. Mr. Cohen has an approximately 40% interest in Natural Instincts and Mr. Sands has an approximately 1.5% interest in

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2015, December 28, 2013 and December 29, 2012

(17) Related Party Transactions (Continued)

Natural Instincts. In addition, in connection with Mr. Cohen's resignation from B&G Foods, Replenish Capital LLC agreed to become a strategic advisor to B&G Foods' executive management team on a non-exclusive basis. Under that arrangement, Replenish Capital was able to earn $20,000 per month plus commissions on incremental sales of B&G Foods products to the club channel that are facilitated by Replenish Capital. Mr. Cohen is the sole member of Replenish Capital. On August 1, 2014, Replenish Capital and B&G Foods mutually agreed to terminate the consulting arrangement, with an effective date of termination of September 30, 2014.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year ended December 29, 2012:
Allowance for doubtful accounts and discounts	$723	$142	—	$34	(a)	$831
Year ended December 28, 2013:
Allowance for doubtful accounts and discounts	$831	$257	—	$7	(a)	$1,081
Year ended January 3, 2015:
Allowance for doubtful accounts and discounts	$1,081	$21	—	$97	(a)	$1,005

(a)
Represents bad-debt write-offs.

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

        Based on our evaluation under the framework of Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective at January 3, 2015. The effectiveness of our internal control over financial reporting as of January 3, 2015 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

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

Changes in Internal Control over Financial Reporting.

        As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal

2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading "Available Information," the information required by this Item will appear in the sections entitled "Corporate Governance," "Proposal 1—Election of Directors," "Our Management," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" included in our definitive proxy statement to be filed on or before May 4, 2015, relating to the 2015 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item will appear in the section entitled "Executive Compensation" and "Compensation Discussion and Analysis" included in our definitive proxy statement to be filed on or before May 4, 2015, relating to the 2015 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes information, as of January 3, 2015, relating to the 2008 Omnibus Incentive Compensation Plan, which was approved by the company's stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	799,136	(1)	$30.94	(2)	1,890,509	(1)
Equity compensation plans not approved by security holders	—		—		—

Total	799,136	(1)	$30.94	(2)	1,890,509	(1)

(1)
Includes 418,158 stock options and 380,978 performance share long-term incentive awards (LTIAs) (for the 2012 to 2014, 2013 to 2015 and 2014 to 2016 performance periods) outstanding as of January 3, 2015, under the 2008 Omnibus Incentive Compensation Plan. For the performance share LTIAs, includes the maximum number of shares (i.e., 200% of the target number of shares) of common stock that may be issued under the 2008 Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan. 94,952 shares of common stock (which is net of

  58,242 shares withheld for minimum statutory tax withholding) were issued in February 2015 in respect of the 2012 to 2014 performance share LTIAs.

(2)
Reflects the weighted average exercise price of 418,158 stock options outstanding under the 2008 Omnibus Incentive Compensation Plan. 380,978 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

        The remaining information required by this item will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in our definitive proxy statement to be filed on or before May 4, 2015, relating to the 2015 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" and "Corporate Governance" included in our definitive proxy statement to be filed on or before May 4, 2015, relating to the 2015 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the section entitled "Independent Registered Public Accounting Firm Fees" included in our definitive proxy statement to be filed on or before May 4, 2015, relating to the 2015 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

        (a)   The following documents are filed as part of this report.

EXHIBIT NO.	DESCRIPTION
2.1	Asset Purchase Agreement, dated as of September 19, 2012, among Chipita America, Inc., B&G Foods North America, Inc., and, for purposes of Articles X and XI thereof only, Chipita S.A. (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed on September 25, 2012, and incorporated by reference herein)
2.2
Stock Purchase Agreement and Agreement and Plan of Merger, dated as of June 7, 2013, among Robert's American Gourmet Food, LLC, VMG Pirate's Booty Blocker, Inc., VMG Equity Partners GP, L.P., VMG Tax-Exempt, L.P., VMG Partners, LLC, B&G Foods North America, Inc., OT Acquisition, LLC and B&G Foods, Inc., as Guarantor (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed on June 11, 2013, and incorporated by reference herein)
2.3
Amended and Restated Purchase Agreement, dated as of April 23, 2014, among American Capital Equity I, LLC, American Capital Equity II, LP, American Capital, Ltd., Walter McKenna, Donna Halk, Dominique Bastien, BCCK Holdings, Inc., American Capital Ltd., as Sellers' Representative, and B&G Foods North America, Inc. (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed April 28, 2014, and incorporated by reference herein)

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
10.1
Credit Agreement, dated as of June 5, 2014, among B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time party thereto as lenders and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, Barclays Bank PLC, RBC Capital Markets, Bank of America, N.A., Deutsche Bank Securities Inc., RBS Citizens, N.A., TD Securities (USA) LLC and Coöperatieve Centrale Raifeisen-Boerenleenbank B.A., as joint lead arrangers and joint bookrunners, Barclays Bank PLC, RBC Capital Markets, Bank of America, N.A. and Deutsche Bank Securities Inc., as co-syndication agents, and RBS Citizens, N.A., TD Bank, N.A. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as co-documentation agents (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein)
10.2
Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., B&G Foods North America, Inc., B&G Foods Snacks, Inc., BCCK Holdings, Inc., Bear Creek Country Kitchens, LLC, Pirate Brands, LLC, Rickland Orchards LLC, Specialty Brands of America, Inc. and William Underwood Company, and each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein)
10.3
Agreement by and between MSLO Emeril Acquisition Sub LLC (successor by assignment to Emeril's Food of Love Productions, L.L.C.) and B&G Foods, Inc. dated June 9, 2000 (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated by reference herein)
10.4
Second Amended and Restated Employment Agreement, dated as of December 11, 2014, between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on December 16, 2014, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION
10.5	Amended and Restated Employment Agreement by and between Vanessa E. Maskal and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.3 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.6
Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods' Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)
10.7
Employment Agreement, dated as of August 6, 2009, between William F. Herbes and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on August 10, 2009, and incorporated by reference herein)
10.8
Employment Agreement, dated as of March 5, 2010, between William H. Wright and B&G Foods, Inc. (Filed as Exhibit 10.12 to B&G Foods' Annual Report on Form 10-K filed on March 1, 2011, and incorporated by reference herein)
10.9
Employment Agreement, dated as of March 11, 2014, between Michael Sands and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods' Quarterly Report on Form 10-Q filed on April 24, 2014, and incorporated by reference herein)
10.10
First Amendment to Employment Agreement, dated May 13, 2014, between B&G Foods and Michael Sands (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on May 13, 2014, and incorporated by reference herein)
10.11
Form of B&G Foods, Inc. Performance Share Long-Term Incentive Award Agreement (Filed as Exhibit 10.11 to B&G Foods' Annual Report on Form 10-K filed on February 26, 2014, and incorporated by reference herein)
10.12
Form of B&G Foods, Inc. Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on December 16, 2014, and incorporated by reference herein)
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
101.1
The following financial information from B&G Foods' Annual Report for the year ended January 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 4, 2015	B&G FOODS, INC.
	By:	/s/ ROBERT C. CANTWELL
Robert C. Cantwell President, Chief Executive Officer and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Chairman of the Board of Directors	March 4, 2015
/s/ ROBERT C. CANTWELL Robert C. Cantwell	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	March 4, 2015
/s/ CYNTHIA T. JAMISON Cynthia T. Jamison	Director	March 4, 2015
/s/ CHARLES F. MARCY Charles F. Marcy	Director	March 4, 2015
/s/ DENNIS M. MULLEN Dennis M. Mullen	Director	March 4, 2015
/s/ CHERYL M. PALMER Cheryl M. Palmer	Director	March 4, 2015
/s/ ALFRED POE Alfred Poe	Director	March 4, 2015
/s/ DAVID L. WENNER David L. Wenner	Director	March 4, 2015