Form 10-Q
period 2015-04-04
B&G Foods, Inc.
filed 2015-04-28
CIK 1278027

As filed with the Securities and Exchange Commission on April 28, 2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2015

or

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

As of April 28, 2015, the registrant had 53,758,649 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 4, 2015	January 3, 2015
Assets

Current assets:
Cash and cash equivalents	$23,670	$1,490
Trade accounts receivable, net	55,786	55,925
Inventories	107,020	106,557
Prepaid expenses and other current assets	12,829	14,830
Income tax receivable	5,145	14,442
Deferred income taxes	3,157	3,275
Total current assets	207,607	196,519

Property, plant and equipment, net of accumulated depreciation of $132,991 and $129,253	115,495	116,197
Goodwill	370,539	370,424
Other intangibles, net	945,222	947,895
Other assets	17,500	18,318
Total assets	$1,656,363	$1,649,353

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$26,278	$38,052
Accrued expenses	25,529	17,644
Current portion of long-term debt	20,625	18,750
Dividends payable	18,278	18,246
Total current liabilities	90,710	92,692

Long-term debt	1,011,527	1,007,107
Other liabilities	6,100	7,352
Deferred income taxes	208,776	204,207
Total liabilities	1,317,113	1,311,358
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 53,758,649 and 53,663,697 shares issued and outstanding as of April 4, 2015 and January 3, 2015	538	537
Additional paid-in capital	92,021	110,349
Accumulated other comprehensive loss	(11,019)	(11,034)
Retained earnings	257,710	238,143
Total stockholders’ equity	339,250	337,995
Total liabilities and stockholders’ equity	$1,656,363	$1,649,353

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014

Net sales	$217,122	$198,140
Cost of goods sold	149,725	133,471
Gross profit	67,397	64,669

Operating expenses:
Selling, general and administrative expenses	22,848	22,603
Amortization expense	2,673	3,247
Operating income	41,876	38,819

Other expenses:
Interest expense, net	11,539	11,142
Income before income tax expense	30,337	27,677
Income tax expense	10,770	9,900
Net income	$19,567	$17,777

Weighted average shares outstanding:
Basic	53,759	53,650
Diluted	53,800	53,707

Basic and diluted earnings per share	$0.36	$0.33

Cash dividends declared per share	$0.34	$0.34

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014

Net income	$19,567	$17,777

Other comprehensive income:
Foreign currency translation adjustments	(104)	(28)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	119	7
Other comprehensive income (loss)	15	(21)
Comprehensive income	$19,582	$17,756

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014

Cash flows from operating activities:
Net income	$19,567	$17,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,544	6,895
Amortization of deferred debt financing costs and bond discount	879	1,044
Deferred income taxes	4,619	4,094
Interest accretion on contingent consideration	—	232
Share-based compensation expense	1,183	565
Excess tax benefits from share-based compensation	(518)	(2,383)
Provision for doubtful accounts	(29)	(50)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	168	6,819
Inventories	(535)	(2,700)
Prepaid expenses and other current assets	2,001	1,010
Income tax receivable	9,815	5,422
Other assets	(3)	255
Trade accounts payable	(11,774)	(12,781)
Accrued expenses	7,842	4,756
Other liabilities	(1,078)	48
Net cash provided by operating activities	38,681	31,003

Cash flows from investing activities:
Capital expenditures	(3,206)	(2,212)
Net cash used in investing activities	(3,206)	(2,212)

Cash flows from financing activities:
Repayments of long-term debt	(3,750)	(3,752)
Repayments of borrowings under revolving credit facility	—	(17,500)
Borrowings under revolving credit facility	10,000	25,000
Dividends paid	(18,246)	(17,637)
Excess tax benefits from share-based compensation	518	2,383
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,750)	(4,375)
Net cash used in financing activities	(13,228)	(15,881)

Effect of exchange rate fluctuations on cash and cash equivalents	(67)	(13)
Net increase in cash and cash equivalents	22,180	12,897

Cash and cash equivalents at beginning of period	1,490	4,107
Cash and cash equivalents at end of period	$23,670	$17,004

Supplemental disclosures of cash flow information:
Cash interest payments	$2,561	$1,844
Cash income tax (refunds)/payments	$(3,648)	$351
Non-cash transactions:
Dividends declared and not yet paid	$18,278	$18,241

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril’s, Grandma’s Molasses, JJ Flats, Joan of Arc, Las Palmas, MacDonald’s, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Original Tings, Ortega, Pirate’s Booty, Polaner, Red Devil, Regina, Rickland Orchards, Sa-són, Sclafani, Smart Puffs, Spring Tree, Sugar Twin, Trappey’s, TrueNorth, Underwood, Vermont Maid and Wright’s.  We also sell and distribute Static Guard, a household product brand.  We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

(2)                                 Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal year ending January 2, 2016 (fiscal 2015) contains 52 weeks and our fiscal year ended January 3, 2015 (fiscal 2014) contained 53 weeks.  Each quarter of fiscal 2015 and 2014 contains 13 weeks, except the fourth quarter of 2014, which contained 14 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended April 4, 2015 (first quarter of 2015) and March 29, 2014 (first quarter of 2014) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of April 4, 2015, and the results of our operations, comprehensive income and cash flows for the first quarter of each of 2015 and 2014.  Our results of operations for the first quarter of 2015 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2014 filed with the SEC on March 4, 2015.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; the fair value of contingent consideration; and the accounting for share-based compensation.  Actual results could differ significantly from these estimates and assumptions.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued a new accounting standards update that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.   The update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The update impacts presentation and disclosure only, and therefore, we do not believe adoption will have an impact on our consolidated financial position, results of operations or liquidity.

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

We have accounted for this acquisition using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the date of acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles acquired are amortized over 20 years.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist.  See Note 5, “Goodwill and Other Intangible Assets.”

The following table sets forth the preliminary allocation of the Specialty Brands acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  During the first quarter of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)                                 Acquisitions (Continued)

fiscal 2015, we recorded a purchase price allocation adjustment by increasing goodwill and decreasing other working capital by $0.1 million due to a change in our valuation of inventory as of the date of acquisition.

Specialty Brands Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$154,277
Total	$154,277

Preliminary Allocation:
Income tax receivable	$4,012
Short-term deferred income tax assets	1,786
Trademarks—unamortizable intangible assets	137,300
Goodwill	48,967
Customer relationship intangibles—amortizable intangible assets	13,300
Other working capital	(2,183)
Long-term deferred income tax liabilities, net	(48,905)
Total	$154,277

An additional immaterial inventory valuation adjustment was recorded in early April 2015, which completed our purchase price allocation.

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the first quarter of 2014 presents our operations as if the Specialty Brands acquisition had occurred as of the beginning of fiscal 2013. In addition to including the results of operations of these acquisitions, the pro forma information gives effect to the interest on additional borrowings and the amortization of customer relationship intangibles.

March 29, 2014
Net sales	$218,845
Net income	18,712
Basic and diluted earnings per share	$0.35

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the Specialty Brands acquisition occurred as of the beginning of fiscal 2013 and is not intended to be a projection of future results.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)                                 Inventories

Inventories are stated at the lower of cost or market and include direct material, direct labor, overhead, warehousing and product transfer costs.  Cost is determined using the first-in, first-out and average cost methods.  Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories.  The allowance is an estimate based on management’s review of inventories on hand compared to estimated future usage and sales.

Inventories consist of the following, as of the dates indicated (in thousands):

	April 4, 2015	January 3, 2015
Raw materials and packaging	$19,207	$23,795
Finished goods	87,813	82,762
Total	$107,020	$106,557

(5)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of April 4, 2015			As of January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Trademarks	$12,056	$1,108	$10,948	$12,056	$875	$11,181
Customer relationships	192,913	60,840	132,073	192,913	58,400	134,513
	$204,969	$61,948	$143,021	$204,969	$59,275	$145,694

Unamortizable Intangible Assets
Goodwill	$370,539			$370,424
Trademarks	$802,201			$802,201

Note: The increase in the carrying amount of goodwill as of April 4, 2015, is attributable to purchase accounting adjustments related to the Specialty Brands acquisition.

Amortization expense associated with amortizable trademarks and customer relationship intangibles for the first quarter of 2015 and the first quarter of 2014 was $2.7 million and $3.2 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $8.0 million of amortization expense associated with our amortizable trademarks and customer relationship intangibles during the remainder of fiscal 2015, and thereafter $10.7 million per year for each of the next four fiscal years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	April 4, 2015	January 3, 2015
Senior secured credit agreement:
Revolving credit facility	$44,000	$34,000
Tranche A term loans due 2019	288,750	292,500
4.625% senior notes due 2021	700,000	700,000
Unamortized discount	(598)	(643)
Total long-term debt, net of unamortized discount	1,032,152	1,025,857
Current portion of long-term debt	(20,625)	(18,750)
Long-term debt, net of unamortized discount and excluding current portion	$1,011,527	$1,007,107

As of April 4, 2015, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2015	$15,000
2016	26,250
2017	24,375
2018	76,875
2019	190,250
Thereafter	700,000
Total	$1,032,750

Senior Secured Credit Agreement.  At April 4, 2015, $288.8 million of tranche A term loans were outstanding and $44.0 million of revolving loans were outstanding under our senior secured credit agreement.

At April 4, 2015, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $1.3 million, was $454.7 million.  Proceeds of the revolving credit facility may be used for general corporate purposes including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization.  $7.5 million was due and paid in fiscal 2014, $18.8 million is due and payable in fiscal 2015, of which $3.8 million has been paid as of April 4, 2015, $26.2 million is due and payable in fiscal 2016, $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Long-Term Debt (Continued)

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At April 4, 2015, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.18%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement.  Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) may not exceed 7.00 to 1.00 through the fourth quarter of 2015; 6.75 to 1.00 for the first quarter of 2016 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of April 4, 2015, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of April 4, 2015, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

Deferred Debt Financing Costs.  As of April 4, 2015 and January 3, 2015 we had net deferred debt financing costs of $16.4 million and $17.2 million, respectively, included in other assets in the accompanying unaudited consolidated balance sheets.

Accrued Interest.  At April 4, 2015 and January 3, 2015 accrued interest of $11.6 million and $3.5 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of April 4, 2015 and January 3, 2015 are as follows (in thousands):

	April 4, 2015				January 3, 2015
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	44,000		44,000	(1)	34,000		34,000	(1)
Tranche A Term Loans due 2019	288,152	(2)	288,750	(1)	291,857	(2)	292,500	(1)
4.625% Senior Notes due 2021	700,000		696,500	(3)	700,000		675,500	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans are net of discount.  At April 4, 2015 and January 3, 2015, the face amounts of the tranche A term loans were $288.8 million and $292.5 million, respectively.

(3)         Fair values are estimated based on quoted market prices.

In October 2013, we acquired Rickland Orchards, LLC.  In connection with that acquisition, additional purchase price payments ranging from zero to $15.0 million are contingent upon the achievement of certain revenue growth targets during fiscal 2014, 2015 and 2016 meant to achieve revenue growth in excess of base purchase price acquisition model assumptions.  We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments.  As of the date of acquisition, we estimated the original fair value of the contingent consideration to be approximately $7.6 million.

During the first quarter of 2014, we recorded interest accretion expense on the contingent consideration liability of $0.2 million. We are required to reassess the fair value of the contingent consideration at each reporting period.  At June 28, 2014, we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and revised our forecasted operating results for Rickland Orchards for the remainder of fiscal 2014, 2015 and 2016.  As a result of lower than expected net

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Fair Value Measurements (Continued)

sales results for Rickland Orchards and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero.  Therefore, during the first quarter of 2015, we did not record interest accretion expense on the contingent consideration liability.  The significant inputs used in these estimates include numerous possible scenarios for the contingent earn-out payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

The following table summarized the Level 3 activity (in thousands):

	April 4, 2015	March 29, 2014

Balance at beginning of year	$—	$7,774
Contingent consideration accretion expense	—	232
Contingent consideration paid	—	—
Balance at end of quarter	$—	$8,006

(8)                                 Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss as of April 4, 2015 and March 29, 2014 are as follows (in thousands):

	Amount Reclassified From AOCL
Details about AOCL Components	April 4, 2015	March 29, 2014	Affected Line Item in the Statement Where Net Income (loss) is Presented
Defined benefit pension plan items
Amortization of prior service cost	$11	$11	See (1) below
Amortization of unrecognized loss	176	—	See (1) below
	187	11	Total before tax
	(68)	(4)	Income tax expense
Total reclassification	$119	$7	Net of tax

(1)         These items are included in the computation of net periodic pension cost.  See Note 9, “Pension Benefits” for additional information.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)                                 Accumulated Other Comprehensive Loss (Continued)

Changes in accumulated other comprehensive loss as of April 4, 2015 is as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total

Beginning balance	$(10,787)	$(247)	$(11,034)
Other comprehensive loss before reclassifications	—	(104)	(104)
Amounts reclassified from AOCL	119	—	119
Net current period other comprehensive income (loss)	119	(104)	15
Ending balance	$(10,668)	$(351)	$(11,019)

(9)                                 Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension costs for company sponsored defined benefit pension plans for the first quarter of 2015 and 2014 include the following components (in thousands):

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014

Service cost—benefits earned during the period	$1,001	$708
Interest cost on projected benefit obligation	640	601
Expected return on plan assets	(1,042)	(1,084)
Amortization of unrecognized prior service cost	11	11
Amortization of unrecognized loss	176	—
Net periodic pension cost	$786	$236

During the first quarter of 2015, we made $1.8 million of defined benefit pension plan contributions.  We plan to make approximately $1.7 million of additional contributions during the remainder of fiscal 2015.

Multi-Employer Defined Benefit Pension Plan.  We also contribute to the Bakery and Confectionery Union and Industry International Pension Fund (EIN 52-6118572, Plan No. 001), a multi-employer defined benefit pension plan, sponsored by the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (BCTGM).  The plan provides multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated BCTGM local unions.

We were notified that for the plan year beginning January 1, 2012, the plan was in critical status and classified in the Red Zone.  As of the date of the accompanying unaudited consolidated interim financial statements, the plan remains in critical status.  The law requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation.  The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement.  A 5% surcharge payable on hours worked on and after June 1, 2012 until December 31, 2012 was charged for plan year 2012, the initial critical year.  A 10% surcharge payable on hours worked on and after January 1, 2013 will be applicable for each succeeding plan year that the plan is in critical status until we agree to a collective bargaining agreement that implements a rehabilitation plan.  See Note 15, “Subsequent Events.”  B&G Foods made contributions to the plan of $1.0 million in fiscal 2014. These contributions represented less than five percent of total contributions made to the plan.  In fiscal 2014, we paid less than $0.1

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Pension Benefits (Continued)

million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2015 assuming consistent hours are worked.

(10)                          Commitments and Contingencies

Operating Leases.  As of April 4, 2015, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

Fiscal year ending:	Third Parties
2015	$5,520
2016	7,280
2017	4,947
2018	4,911
2019	4,981
Thereafter	4,945
Total	$32,584

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first quarter of 2015 or 2014 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of April 4, 2015, approximately 335 of our 969 employees, or 35%, were covered by collective bargaining agreements, of which approximately 96 were covered by a collective bargaining agreement expiring in the next 12 months.  Our collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO (Local No. 334) that covers our Portland, Maine employees was scheduled to expire on April 25, 2015.  See Note 15, “Subsequent Events.”

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

Ortega and Las Palmas Recall.  On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products’ ingredient statements.  The cost impact of this recall during the first quarter of 2015 was $1.5 million, of which $0.8 million was recorded as a decrease in net sales related to customer refunds; $0.5 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.2 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs.  The charges we recorded are based upon costs incurred to date and management’s estimates of costs that have yet to be incurred.  As of April 4, 2015, accounts receivables in our unaudited consolidated balance sheet includes a $0.5 million reserve relating to the recall and prepaid expenses include a $5.0 million receivable for expected insurance recoveries relating to the recall.

(11)                          Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock has been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the first quarter of 2015, 429,892 shares of common stock issuable upon the exercise of stock options have not been included in the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Weighted average shares outstanding:
Basic	53,758,649	53,649,687
Net effect of potentially dilutive share-based compensation awards	40,860	57,413
Diluted	53,799,509	53,707,100

(12)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 52.6% and 52.2% of consolidated net sales for the first quarter of 2015 and 2014, respectively.  Our top ten customers accounted for approximately 49.5% and 51.7% of our consolidated trade accounts receivables as of April 4, 2015 and January 3, 2015, respectively.  Other than Wal-Mart, which accounted for 20.1% and 19.0% of our consolidated net sales for the first quarter of 2015 and 2014, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2015 or 2014.  Other than Wal-Mart,

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)                          Business and Credit Concentrations and Geographic Information (Continued)

which accounted for 15.5% and 16.7% of our consolidated trade accounts receivables as of April 4, 2015 and January 3, 2015, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of April 4, 2015, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first quarter of 2015 and 2014, our sales to foreign countries represented approximately 3.3% and 2.5%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

(13)                          Share-Based Payments

Our company makes annual grants of stock options and performance share long-term incentive awards (LTIAs) to our executive officers and certain other members of senior management.  The performance share long-term incentive awards entitle the participants to earn shares of common stock upon the attainment of certain performance goals.  In addition, our non-employee directors receive annual equity grants as part of their non-employee director compensation.

Employee Stock Options.  The following table details our stock option activity for the first quarter of fiscal 2015:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value

Outstanding at beginning of first quarter of 2015	418,158	$30.94
Granted	133,172	$27.89
Exercised	—	N/A
Forfeited	—	N/A
Outstanding at end of first quarter of 2015	551,330	$30.20	9.7	$209
Exercisable at end of first quarter of 2015	—	—	—	—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions.  Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

	2015	2014
Weighted average grant date fair value	$6.00	$6.74
Expected volatility	36%	34.8%
Expected term	6.5 years	6.5 years
Risk-free interest rate	1.6% - 1.9%	1.9%
Dividend yield	4.7% - 4.9%	4.4%

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)                          Share Based Payments (Continued)

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the first quarter of 2015 and 2014 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
Consolidated Statements of Operations Location	April 4, 2015	March 29, 2014

Compensation expense included in cost of goods sold	$260	$285
Compensation expense included in selling, general and administrative expenses	923	280
Total compensation expense for share-based payments	$1,183	$565

As of April 4, 2015 there was $3.2 million of unrecognized compensation expense related to LTIAs, which is expected to be recognized over the next 2.75 years and $3.0 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next three years.

The following table details the activity in our non-vested performance share LTIAs for the first quarter of 2015:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2015	380,977	(1)	$24.82
Granted	171,622		$23.86
Vested	(153,194)		$20.34
Forfeited	(3,488)		$27.60
End of first quarter 2015	395,917	(1)	$26.11

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

The following table details the number of shares of common stock issued by our company during the first quarter of 2015 and 2014 upon the vesting of performance share long-term incentive awards and other share based compensation (dollars in thousands):

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Number of performance shares vested	153,195	342,576
Shares withheld to fund statutory minimum tax withholding	58,243	138,799
Total shares of common stock issued	94,952	203,777
Excess tax benefit recorded to additional paid in capital	$518	$2,383

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)                          Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Brand (1):
Ortega	$39,960	$34,931
Pirate Brands	23,036	20,376
Maple Grove Farms of Vermont	19,824	18,216
Mrs. Dash	17,027	16,931
Cream of Wheat	16,985	18,558
Bear Creek Country Kitchens (2)	13,986	—
Las Palmas	9,036	8,266
Polaner	8,403	9,001
Bloch & Guggenheimer	6,301	5,878
Spring Tree (2)	5,352	—
New York Style	5,306	8,022
TrueNorth	4,706	5,795
Underwood	4,563	4,527
Ac’cent	4,406	4,481
B&M	3,598	3,904
Rickland Orchards	1,068	8,647
All other brands (3)	33,565	30,607
Total	$217,122	$198,140

(1)         Net sales for each brand also includes branded net sales and, if applicable, any private label and food service net sales attributable to the brand.

(2)         We completed the acquisition of Specialty Brands on April 23, 2014, including the Bear Creek Country Kitchens and Spring Tree brands.

(3)         Net sales for “All other brands” has been impacted by the acquisition of Cary’s, MacDonald’s, New York Flatbreads and Canoleo brands acquired as part of the Specialty Brands acquisition, which was completed on April 23, 2014.

(15)                     Subsequent Events

Collective Bargaining Agreement.  During April 2015, we reached an agreement in principal with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (BCTGM), AFL-CIO (Local No. 334), to extend for an additional two-year period ending April 29, 2017, a collective bargaining agreement that covers approximately 96 employees at our Portland, Maine facility.  The new agreement has been ratified by the union employees at the facility.  Among other things, the new agreement implements a rehabilitation plan relating to the multi-employer defined benefit pension plan discussed in Note 9, “Pension Benefits—Multi-Employer Defined Benefit Pension Plan.”  As a result, our contributions to the plan are expected to increase by at least 5.0% per year above what we are currently contributing.

Planned Sale of Common Stock. On April 28, 2015, we announced our intention to conduct an underwritten public offering of 4,200,000 shares of our common stock.  The offering will be made by means of a prospectus and the related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC. If completed, we expect to use the net proceeds of the offering for general corporate purposes, which may include among other things, the repayment or retirement of a portion of our long-term debt, and future acquisitions, if any.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended April 4, 2015 (first quarter of 2015) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2015 (fiscal 2014) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 4, 2015 (which we refer to as our 2014 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 40 brands into our company.  Most recently, on April 23, 2014, we completed the acquisition of Specialty Brands of America, Inc., including the Bear Creek Country Kitchens, Spring Tree, Cary’s, MacDonald’s, New York Flatbreads and Canoleo brands, from affiliates of American Capital, Ltd. and certain individuals. We refer to this acquisition in this report as the “Specialty Brands acquisition.” This acquisition has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition.  This acquisition and the application of the acquisition method of accounting affect comparability between periods.

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

We expect cost increases for raw materials in the marketplace during 2015. However, we are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through fiscal 2015 and expect these costs to be relatively flat for us as compared to fiscal 2014.  During fiscal 2014, we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to decline further, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first quarter of 2015 and 2014, our net sales to foreign countries represented approximately 3.3% and 2.5%, respectively, of our total net sales.  We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada.  Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; the fair value of contingent consideration liabilities; and the accounting for share-based compensation.  Actual results could differ significantly from these estimates and assumptions.

In our 2014 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies from those disclosed in our 2014 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of each of 2015 and 2014 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	69.0%	67.4%
Gross profit	31.0%	32.6%

Selling, general and administrative expenses	10.5%	11.4%
Amortization expense	1.2%	1.6%
Operating income	19.3%	19.6%

Interest expense, net	5.3%	5.6%
Income before income tax expense	14.0%	14.0%

Income tax expense	5.0%	5.0%
Net income	9.0%	9.0%

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

Non-GAAP Financial Measures

Certain disclosures in this report include non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP) in our consolidated balance sheets and related consolidated statements of operations, comprehensive income and cash flows.

Base Business Net Sales.  Base business net sales is a non-GAAP financial measure used by management to measure operating performance.  We define base business net sales as our net sales excluding the impact of acquisitions until the acquisitions are included in both comparable periods.

A reconciliation of net sales to base business net sales for the first quarter of each of 2015 and 2014 follows (in thousands):

	First Quarter Ended
	April 4, 2015	March 29, 2014
Reported net sales	$217,122	$198,140
Net sales from acquisitions(1)	(22,044)	—
Base business net sales	$195,078	$198,140

(1)         For the first quarter of 2015, net sales of Specialty Brands, which was acquired during the second quarter of 2014, contributed $22.0 million to our overall net sales increase.

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance.  We define EBITDA as net income before net interest expense (as defined above), income taxes, depreciation and amortization and loss on extinguishment of debt (as defined above). We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses), intangible asset impairment charges and related asset write-offs; gains or losses related to changes in the fair value of contingent liabilities from earn-outs; and loss on product recalls, including customers refunds, selling, general and administrative expenses and the impact on cost of sales. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, non-cash intangible assets impairment charges and related assets write-offs, gains or losses related to changes in the fair value of contingent liabilities from earn-outs and loss on product recalls because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures.  As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the first quarter of each of 2015 and 2014 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
Net income	$19,567	$17,777
Income tax expense	10,770	9,900
Interest expense, net	11,539	11,142
Depreciation and amortization	6,544	6,895
EBITDA	48,420	45,714
Acquisition-related expenses	39	741
Loss on product recall	1,467	—
Adjusted EBITDA	49,926	46,455
Income tax expense	(10,770)	(9,900)
Interest expense, net	(11,539)	(11,142)
Acquisition-related expenses	(39)	(741)
Loss on product recall	(1,467)	—
Deferred income taxes	4,619	4,094
Amortization of deferred financing costs and bond discount	879	1,044
Share-based compensation expense	1,183	565
Excess tax benefits from share-based compensation	(518)	(2,383)
Acquisition-related contingent consideration expense, including interest accretion	—	232
Changes in assets and liabilities	6,407	2,779
Net cash provided by operating activities	$38,681	$31,003

First quarter of 2015 compared to the first quarter of 2014

Net Sales.  Net sales increased $19.0 million, or 9.6%, to $217.1 million for the first quarter of 2015 from $198.1 million for the first quarter of 2014.  Net sales of Specialty Brands, which we acquired in April 2014, contributed $22.0 million to the overall increase.

Net sales were negatively impacted by the Rickland Orchards brand, whose net sales decreased by $7.6 million compared to the first quarter of 2014, a continuation of the weakness that caused us to impair the brand’s trademark and customer relationship intangible assets in fiscal 2014.

Net sales of our Ortega products increased by $5.0 million, or 14.4%.  The increase was attributable to an increase in net pricing of $1.3 million and an increase in unit volume due in part to customers restocking inventory of products affected by the Ortega and Las Palmas recall announced in November 2014, partially offset by customer refunds relating to the recall.

Net sales for our base business for the first quarter of 2015 decreased $3.1 million, or 1.5%.  Excluding the impact of the Rickland Orchards shortfall, base business net sales increased $4.5 million, or 2.4%, for the first quarter of 2015.  The $4.5 million increase was attributable to an increase in net pricing of $3.6 million (due to increases in list prices and reduced promotional activity), and an increase in unit volume of $0.9 million.

Approximately 60% of the net price increase was attributable to net price increases for our Ortega and Cream of Wheat products of $1.3 million and $0.7 million, respectively.  See Note 14, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first quarter of 2015 and the first quarter of 2014 for each of our brands that exceed approximately 2% of our fiscal 2015 or fiscal 2014 net sales and for all other brands in the aggregate.  The following chart sets forth the most significant net sales increases and decreases by brand for our base business for the first quarter of 2015 as compared to the first quarter of 2014:

	Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)

Brand:
Ortega	$5.0	14.4%
Pirate Brands	2.7	13.1%
Maple Grove Farms of Vermont	1.6	8.8%

Rickland Orchards	(7.6)	(87.6)%
New York Style	(2.7)	(33.9)%
Cream of Wheat	(1.6)	(8.5)%
TrueNorth	(1.1)	(18.8)%

All other brands	0.6	0.7%
Total	$(3.1)	(1.5)%
Total (excluding impact of the Rickland Orchards shortfall described above)	$4.5	2.4%

Gross Profit.  Gross profit increased $2.7 million, or 4.2%, to $67.4 million for the first quarter of 2015 from $64.7 million for the first quarter of 2014.  Gross profit expressed as a percentage of net sales decreased 1.6 percentage points to 31.0% in the first quarter of 2015 from 32.6% in the first quarter of 2014.  The 1.6 percentage point decrease was partially due to customer refunds in the first quarter of 2015 relating to the Ortega and Las Palmas recall, which reduced gross profit margin for the first quarter of 2015 by approximately 0.7 percentage points.  Excluding the impact of the customer refunds, gross profit expressed as a percentage of net sales was approximately 31.7%.  The remaining gross profit shortfall of 0.9 percentage points was attributable to a sales mix shift to lower margin products, an increase in distribution costs and the negative impact of the Canadian exchange rate, which reduced gross profit margin by approximately 1.5 percentage points, 0.8 percentage points and 0.3 percentage points, respectively.  This reduction was partially offset by the base business net sales price increase of 1.7 percentage points described above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.2 million, or 1.1%, to $22.8 million for the first quarter of 2015 from $22.6 million for the first quarter of 2014.  During the first quarter of 2015, net sales increased, resulting in approximately $1.1 million of additional selling and administrative expenses.  Selling, general and administrative expenses were also impacted by increased warehousing expenses of $0.8 million, compensation expenses of $0.6 million and other administrative expenses of $0.6 million.  These increases were almost entirely offset by decreases in consumer marketing of $2.2 million (related to a reduction in demo spending) and acquisition-related expenses of $0.7 million.  Expressed as a percentage of net sales, selling, general and administrative expenses decreased 0.9 percentage points to 10.5% for the first quarter of 2015 from 11.4% for the first quarter of 2014 because the increases in selling, general and administrative expenses were primarily the result of recent acquisitions that also resulted in increased net sales.

Amortization Expense.  Amortization expense decreased $0.5 million to $2.7 million for the first quarter of 2015 from $3.2 million for the first quarter of 2014.  The decrease was due to a reduction in the Rickland Orchards amortizable intangible assets recorded resulting from the impairment of the Rickland Orchards brand and customer relationship assets in fiscal 2014.

Operating Income.  As a result of the foregoing, operating income increased $3.1 million, or 7.9%, to $41.9 million for the first quarter of 2015 from $38.8 million for the first quarter of 2014.  Operating income expressed as a percentage of net sales decreased to 19.3% in the first quarter of 2015 from 19.6% in the first quarter of 2014.

Net Interest Expense.  Net interest expense increased $0.4 million, or 3.6%, to $11.5 million for the first quarter of 2015 from $11.1 million in the first quarter of 2014.  The increase was primarily due to the increase in our average debt outstanding attributable to the Specialty Brands acquisition in April 2014.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $0.9 million to $10.8 million for the first quarter of 2015 from $9.9 million for the first quarter of 2014.  Our effective tax rate was 35.5% for the first quarter of 2015 and 35.8% for the first quarter of 2014.

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

Cash Flows.  Net cash provided by operating activities increased $7.7 million to $38.7 million for the first quarter of 2015, from $31.0 million for the first quarter of 2014.  The increase was primarily due to higher net income and lower net working capital costs in the first quarter of 2015, as compared to the same period in 2014.

Net cash used in investing activities for the first quarter of 2015 increased $1.0 million to $3.2 million, from $2.2 million for the first quarter of 2014.  Net cash used in investing activities for the first quarter of 2015 and 2014 consisted entirely of capital spending.  Capital expenditures in the first quarter of 2015 and 2014 included expenditures for building improvements and purchases of manufacturing and computer equipment.

Net cash used in financing activities for the first quarter of 2015 decreased $2.7 million to $13.2 million, from $15.9 million for the first quarter of 2014.  The decrease was primarily attributable to a reduction in the payments of tax withholding on behalf of employees for net share settlement of share-based compensation of $2.6 million.

Based on a number of factors, including amortization for tax purposes of our trademarks, goodwill and other intangible assets acquired in prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2014 and 2013 as compared to our tax expense for financial reporting purposes.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2015 through 2029.  If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

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

For the first quarter of 2015 and 2014, we had cash flows provided by operating activities of $38.7 million and $31.0 million, respectively, and distributed as dividends $18.2 million and $17.6 million, respectively. At our current intended dividend rate of $1.36 per share per annum, we expect our aggregate dividend payments in fiscal 2015 to be approximately $78.8 million, assuming the successful completion of our planned equity offering described in Note 15, “Subsequent Event,” to our unaudited consolidated interim financial statements.

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

Debt

Senior Secured Credit Agreement.  At April 4, 2015, $288.8 million of tranche A term loans were outstanding and $44.0 million of revolving loans were outstanding under our senior secured credit agreement.  The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  At April 4, 2015, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $1.3 million, was $454.7 million.  Proceeds of the revolving credit facility may be used for general corporate purposes including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization.  $7.5 million was due and paid in fiscal 2014, $18.8 million is due and payable in fiscal 2015, of which $3.8 million has been paid as of April 4, 2015, $26.2 million is due and payable in fiscal 2016, $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At the end of the first quarter of 2015, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.18%.

For further information regarding our senior secured credit agreement, including a description of optional and mandatory prepayment terms, and financial and restrictive covenants, see Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

4.625% Senior Notes due 2021.  On June 4, 2013, we issued $700.0 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value.  Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year.  The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 4.625% senior notes as described in Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements.  We may also, from time to time, seek to retire the 4.625% senior notes through cash repurchases of the 4.625% senior notes or exchanges of the 4.625% senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements for a more detailed description of the 4.625% senior notes.

Future Capital Needs

On April 4, 2015, our total long-term debt of $1,032.2 million, net of our cash and cash equivalents of $23.7 million, was $1,008.5 million.  Stockholders’ equity as of that date was $339.3 million.

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

We expect to make capital expenditures of approximately $20.0 million in the aggregate during fiscal 2015, $3.2 million of which were made during the first quarter.

Seasonality

Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons or certain other annual events.  In the aggregate, however, sales of our products are not heavily weighted to any particular quarter due to the offsetting nature of demands for our diversified product portfolio.  Sales during the fourth quarter are generally greater than those of the preceding three quarters.

We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers, tomatoes and other related specialty items during the months of July through October, and we generally purchase the majority our maple syrup requirements during the months of April through August.  Consequently, our liquidity needs are greatest during these periods.

Inflation

We are currently locked into pricing and supply for a majority of our most significant commodities (excluding, among others, maple syrup) through fiscal 2015 and expect these costs to be relatively flat for us as compared to fiscal 2014. We expect to continue to manage inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices.  During fiscal 2014, we had a minimal cost decrease and during fiscal 2013, we had cost increases (net of cost savings) for raw materials of less than 2% of cost of goods sold.  To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected.  In addition, should input costs begin to further decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

See Note 10, “Commitments and Contingencies,” to our unaudited consolidated financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of April 4, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first quarter of 2015, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2014 Annual Report on Form 10-K.

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

•                  fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

•                  the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and

•                  other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors,” in our 2014 Annual Report on Form 10-K.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At April 4, 2015, we had $700.0 million of fixed rate debt and $332.8 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at April 4, 2015, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $3.3 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of April 4, 2015 and January 3, 2015 are as follows (in thousands):

	April 4, 2015				January 3, 2015
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	44,000		44,000	(1)	34,000		34,000	(1)
Tranche A Term Loans due 2019	288,152	(2)	288,750	(1)	291,857	(2)	292,500	(1)
4.625% Senior Notes due 2021	700,000		696,500	(3)	700,000		675,500	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans are net of discount.  At April 4, 2015 and January 3, 2015, the face amounts of the tranche A term loans were $288.8 million and $292.5 million, respectively.

(3)         Fair values are estimated based on quoted market prices.

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

For more information, see Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first quarter of 2015, our net sales to foreign countries represented approximately 3.3% of our total net sales.  During the first quarter of 2014, our net sales to foreign countries represented approximately 2.5% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans.  See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates” and Note 9, “Pension Benefits,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

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

PART II

OTHER INFORMATION

Item 1.         Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 10 to our unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2014 Annual Report on Form 10-K.

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2015	B&G FOODS, INC.

	By:	/s/ Thomas P. Crimmins
Thomas P. Crimmins Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)