Form 10-Q
period 2015-07-04
B&G Foods, Inc.
filed 2015-07-30
CIK 1278027

As filed with the Securities and Exchange Commission on July 30, 2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2015

or

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

As of July 30, 2015, the registrant had 57,976,744 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

i

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 4, 2015	January 3, 2015
Assets

Current assets:
Cash and cash equivalents	$98,540	$1,490
Trade accounts receivable, net	50,361	55,925
Inventories	119,112	106,557
Prepaid expenses and other current assets	14,267	14,830
Income tax receivable	4,201	14,442
Deferred income taxes	3,078	3,275
Total current assets	289,559	196,519

Property, plant and equipment, net of accumulated depreciation of $137,145 and $129,253	115,542	116,197
Goodwill	370,589	370,424
Other intangibles, net	942,549	947,895
Other assets	16,664	18,318
Total assets	$1,734,903	$1,649,353

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$30,811	$38,052
Accrued expenses	15,746	17,644
Current portion of long-term debt	22,500	18,750
Dividends payable	19,712	18,246
Total current liabilities	88,769	92,692

Long-term debt	961,947	1,007,107
Other liabilities	4,846	7,352
Deferred income taxes	213,380	204,207
Total liabilities	1,268,942	1,311,358
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 57,976,744 and 53,663,697 shares issued and outstanding as of July 4, 2015 and January 3, 2015	580	537
Additional paid-in capital	199,832	110,349
Accumulated other comprehensive loss	(10,909)	(11,034)
Retained earnings	276,458	238,143
Total stockholders’ equity	465,961	337,995
Total liabilities and stockholders’ equity	$1,734,903	$1,649,353

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net sales	$193,645	$202,889	$410,767	$401,029
Cost of goods sold	131,637	139,862	281,362	273,333
Gross profit	62,008	63,027	129,405	127,696

Operating expenses:
Selling, general and administrative expenses	19,197	25,289	42,045	47,892
Amortization expense	2,673	3,348	5,346	6,595
Gain on change in fair value of contingent consideration	—	(8,206)	—	(8,206)
Operating income	40,138	42,596	82,014	81,415

Other expenses:
Interest expense, net	11,062	11,803	22,601	22,945
Loss on extinguishment of debt	—	5,748	—	5,748
Income before income tax expense	29,076	25,045	59,413	52,722
Income tax expense	10,328	8,907	21,098	18,807
Net income	$18,748	$16,138	$38,315	$33,915

Weighted average shares outstanding:
Basic	56,627	53,654	55,193	53,652
Diluted	56,683	53,719	55,241	53,713

Basic and diluted earnings per share	$0.33	$0.30	$0.69	$0.63

Cash dividends declared per share	$0.34	$0.34	$0.68	$0.68

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net income	$18,748	$16,138	$38,315	$33,915

Other comprehensive income:
Foreign currency translation adjustments	(8)	24	(112)	(4)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	118	7	237	14
Other comprehensive income	110	31	125	10
Comprehensive income	$18,858	$16,169	$38,440	$33,925

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014

Cash flows from operating activities:
Net income	$38,315	$33,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,376	13,945
Amortization of deferred debt financing costs and bond discount	1,756	2,028
Deferred income taxes	9,233	8,594
Interest accretion on contingent consideration	—	432
Gain on change in fair value of contingent consideration	—	(8,206)
Loss on extinguishment of debt	—	5,748
Share-based compensation expense	2,517	1,742
Excess tax benefits from share-based compensation	(518)	(2,383)
Provision for doubtful accounts	(110)	(5)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	5,674	4,986
Inventories	(12,720)	(16,326)
Prepaid expenses and other current assets	563	(235)
Income tax receivable	10,759	(1,137)
Other assets	15	(1,271)
Trade accounts payable	(7,241)	(3,577)
Accrued expenses	(1,898)	(2,156)
Other liabilities	(2,159)	47
Net cash provided by operating activities	57,562	36,141

Cash flows from investing activities:
Payments for acquisition of businesses	—	(154,277)
Capital expenditures	(7,413)	(9,492)
Net cash used in investing activities	(7,413)	(163,769)

Cash flows from financing activities:
Repayments of long-term debt	(7,500)	(131,250)
Proceeds from issuance of long-term debt	—	299,250
Borrowings under revolving credit facility	10,000	238,500
Repayments of borrowings under revolving credit facility	(44,000)	(232,500)
Proceeds from issuance of common stock, net	126,231	—
Dividends paid	(36,524)	(35,878)
Excess tax benefits from share-based compensation	518	2,383
Debt financing costs	—	(8,607)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,750)	(4,374)
Net cash provided by financing activities	46,975	127,524

Effect of exchange rate fluctuations on cash and cash equivalents	(74)	7
Net increase (decrease) in cash and cash equivalents	97,050	(97)

Cash and cash equivalents at beginning of period	1,490	4,107
Cash and cash equivalents at end of period	$98,540	$4,010

Supplemental disclosures of cash flow information:
Cash interest payments	$21,311	$20,899
Cash income tax payments	$1,121	$11,316
Non-cash transactions:
Dividends declared and not yet paid	$19,712	$18,246

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended July 4, 2015 (second quarter and first two quarters of 2015) and June 28, 2014 (second quarter and first two quarters of 2014) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of July 4, 2015, and the results of our operations and comprehensive income for the second quarter and first two quarters of 2015 and 2014 and cash flows for the first two quarters of 2015 and 2014.  Our results of operations for the second quarter and first two quarters of 2015 are not necessarily indicative of the results to be expected for the full year.  We have

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)                                 Summary of Significant Accounting Policies (Continued)

evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2014 filed with the SEC on March 4, 2015.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.   The update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The update impacts presentation and disclosure only, and therefore, adoption of this ASU will not have an impact on our consolidated financial position, results of operations or liquidity.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)                                 Acquisitions (Continued)

The following table sets forth the allocation of the Specialty Brands acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  During the first two quarters of fiscal 2015, we recorded a purchase price allocation adjustment by increasing goodwill and decreasing other working capital by $0.2 million due to a change in our valuation of inventory as of the date of acquisition.

Specialty Brands Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$154,277
Total	$154,277

Allocation:
Income tax receivable	$4,012
Short-term deferred income tax assets	1,786
Trademarks—unamortizable intangible assets	137,300
Goodwill	49,017
Customer relationship intangibles—amortizable intangible assets	13,300
Other working capital	(2,233)
Long-term deferred income tax liabilities, net	(48,905)
Total	$154,277

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the second quarter and first two quarters of 2014 presents our operations as if the Specialty Brands acquisition had occurred as of the beginning of fiscal 2013.  In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of customer relationship intangibles.  On an actual basis, Specialty Brands contributed $11.4 million of net sales for the second quarter and first two quarters of 2014.

	Thirteen Weeks Ended June 28, 2014	Twenty-six Weeks Ended June 28, 2014
	(dollars in thousands, except per share data)
Net sales	$208,577	$427,422
Net income	16,395	35,107
Basic and diluted earnings per share	$0.31	$0.65

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

Inventories consist of the following, as of the dates indicated (in thousands):

	July 4, 2015	January 3, 2015
Raw materials and packaging	$31,400	$23,795
Finished goods	87,712	82,762
Total	$119,112	$106,557

(5)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of July 4, 2015			As of January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Trademarks	$12,056	$1,340	$10,716	$12,056	$875	$11,181
Customer relationships	192,913	63,281	129,632	192,913	58,400	134,513
	$204,969	$64,621	$140,348	$204,969	$59,275	$145,694

Unamortizable Intangible Assets
Goodwill	$370,589			$370,424
Trademarks	$802,201			$802,201

Note:      The increase in the carrying amount of goodwill during the first two quarters of fiscal 2015 is attributable to purchase accounting adjustments related to the Specialty Brands acquisition.

Amortization expense associated with amortizable trademarks and customer relationship intangibles for the second quarter and first two quarters of 2015 was $2.7 million and $5.3 million, respectively, and is recorded in operating expenses.  Amortization expense associated with amortizable trademarks and customer relationship intangibles for the second quarter and first two quarters of 2014 was $3.3 million and $6.6 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $5.4 million of amortization expense associated with our amortizable trademarks and customer relationship intangibles during the remainder of fiscal 2015, and thereafter $10.7 million per year for each of the next four fiscal years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	July 4, 2015	January 3, 2015
Senior secured credit agreement:
Revolving credit facility	$—	$34,000
Tranche A term loans due 2019	285,000	292,500
4.625% senior notes due 2021	700,000	700,000
Unamortized discount	(553)	(643)
Total long-term debt, net of unamortized discount	984,447	1,025,857
Current portion of long-term debt	(22,500)	(18,750)
Long-term debt, net of unamortized discount and excluding current portion	$961,947	$1,007,107

As of July 4, 2015, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2015	$11,250
2016	26,250
2017	24,375
2018	76,875
2019	146,250
Thereafter	700,000
Total	$985,000

Senior Secured Credit Agreement.  At July 4, 2015, $285.0 million of tranche A term loans were outstanding and no revolving loans were outstanding under our senior secured credit agreement.

At July 4, 2015, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $1.3 million, was $498.7 million.  Proceeds of the revolving credit facility may be used for general corporate purposes including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization.  $7.5 million was due and paid in fiscal 2014, $18.8 million is due and payable in fiscal 2015, of which $7.5 million has been paid as of July 4, 2015, $26.2 million is due and payable in fiscal 2016, $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Long-Term Debt (Continued)

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At July 4, 2015, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.19%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify maximum capital expenditure limits, a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement.  Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) may not exceed 7.00 to 1.00 through the fourth quarter of 2015; 6.75 to 1.00 for the first quarter of 2016 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of July 4, 2015, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of July 4, 2015, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

Deferred Debt Financing Costs.  During the second quarter of 2014, we wrote-off and expensed $5.4 million of deferred debt financing costs relating to the termination of our prior credit agreement, which included the repayment of $121.9 million aggregate principal amount of our tranche A term loans and $215.0 million of revolving loans. During the second quarter of 2014, we also capitalized $5.7 million and $2.9 million of debt financing costs relating to our current revolving credit facility and tranche A term loans, respectively, which is being amortized over the five year scheduled term of the credit agreement. As of July 4, 2015 and January 3, 2015 we had net deferred debt financing costs of $15.5 million and $17.2 million, respectively, included in other assets in the accompanying unaudited consolidated balance sheets.

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

Accrued Interest.  At July 4, 2015 and January 3, 2015 accrued interest of $3.0 million and $3.5 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of July 4, 2015 and January 3, 2015 are as follows (in thousands):

	July 4, 2015				January 3, 2015
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	—		—		34,000		34,000	(1)
Tranche A Term Loans due 2019	284,447	(2)	285,000	(1)	291,857	(2)	292,500	(1)
4.625% Senior Notes due 2021	700,000		693,000	(3)	700,000		675,500	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans are net of discount.  At July 4, 2015 and January 3, 2015, the face amounts of the tranche A term loans were $285.0 million and $292.5 million, respectively.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Fair Value Measurements (Continued)

During the first two quarters of 2014, we recorded interest accretion expense on the contingent consideration liability of $0.4 million. We are required to reassess the fair value of the contingent consideration at each reporting period.  At June 28, 2014, we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and revised our forecasted operating results for Rickland Orchards for the remainder of fiscal 2014, 2015 and 2016.  As a result of lower than expected net sales results for Rickland Orchards and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero.  Therefore, during the first two quarters of 2015, we did not record interest accretion expense on the contingent consideration liability.  The significant inputs used in these estimates include numerous possible scenarios for the contingent earn-out payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

The following table summarized the Level 3 activity (in thousands):

	July 4, 2015	June 28, 2014

Balance at beginning of year	$—	$7,774
Contingent consideration accretion expense	—	432
Gain on change in fair value of contingent consideration	—	(8,206)
Balance at end of quarter	$—	$—

(8)                                 Stockholders’ Equity

Common Stock Offering.  In May 2015, we completed an underwritten public offering of 4,200,000 shares of our common stock at a price to the public of $30.60 per share. The proceeds of the offering were approximately $126.2 million, after deducting underwriting discounts and commissions and other offering expenses. The offering was made by means of a prospectus and related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC. We used a portion of the net proceeds of the offering to repay a portion of our long-term debt, to pay the purchase price and related transaction costs for the Mama Mary’s acquisition, see Note 16, “Subsequent Event,” and for general corporate purposes.  We expect to use the remaining net proceeds of the offering for general corporate purposes, which may include, among other things, the repayment or retirement of a portion of our long-term debt or future acquisitions, if any.

(9)                                 Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss (AOCL) as of July 4, 2015 and June 28, 2014 are as follows (in thousands):

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Accumulated Other Comprehensive Loss (Continued)

	Amount Reclassified from AOCL				Affected Line Item in the
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		Statement Where Net Income is
Details about AOCL Components	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	Presented
Defined benefit pension plan items
Amortization of prior service cost	$11	$11	$22	$22	See (1) below
Amortization of unrecognized loss	176	—	352	—	See (1) below
	187	11	374	22	Total before tax
	(69)	(4)	(137)	(8)	Income tax expense
Total reclassification	$118	$7	$237	$14	Net of tax

(1)         These items are included in the computation of net periodic pension cost.  See Note 10, “Pension Benefits” for additional information.

Changes in accumulated other comprehensive loss as of July 4, 2015 is as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total

Beginning balance	$(10,787)	$(247)	$(11,034)
Other comprehensive loss before reclassifications	—	(112)	(112)
Amounts reclassified from AOCL	237	—	237
Net current period other comprehensive income (loss)	237	(112)	125
Ending balance	$(10,550)	$(359)	$(10,909)

(10)                          Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension costs for company sponsored defined benefit pension plans for the second quarter and first two quarters of 2015 and 2014 include the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost—benefits earned during the period	$1,001	$697	$2,002	$1,405
Interest cost on projected benefit obligation	640	601	1,280	1,202
Expected return on plan assets	(1,042)	(1,085)	(2,084)	(2,169)
Amortization of unrecognized prior service cost	11	11	22	22
Amortization of unrecognized loss	176	—	352	—
Net periodic pension cost	$786	$224	$1,572	$460

During the first two quarters of 2015, we made $3.5 million of defined benefit pension plan contributions.  We do not plan to make additional contributions during the remainder of fiscal 2015.

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

We were notified that for the plan year beginning January 1, 2012, the plan was in critical status and classified in the Red Zone.  As of the date of the accompanying unaudited consolidated interim financial statements, the plan remains in critical status.  The law requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation.  The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement.  A 5% surcharge payable on hours worked on and after June 1, 2012 until December 31, 2012 was charged for plan year 2012, the initial critical year.  A 10% surcharge payable on hours worked on and after January 1, 2013 was applicable for each succeeding plan year that the plan was in critical status until we agreed to a collective bargaining agreement that implements a rehabilitation plan.

During the second quarter of 2015, we agreed to a collective bargaining agreement that, among other things, implements a rehabilitation plan.  As a result, our contributions to the plan are expected to increase by at least 5.0% per year above what we are currently contributing.

B&G Foods made contributions to the plan of $1.0 million in fiscal 2014. These contributions represented less than five percent of total contributions made to the plan.  In fiscal 2014, we paid less than $0.1 million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2015 assuming consistent hours are worked.

(11)                          Commitments and Contingencies

Operating Leases.  As of July 4, 2015, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

Fiscal year ending:	Third Parties
2015	$3,700
2016	7,501
2017	5,204
2018	5,169
2019	5,243
Thereafter	7,939
Total	$34,756

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first two quarters of 2015 or 2014 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                          Commitments and Contingencies (Continued)

the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As described in Note 10, “Pension Benefits—Multi-Employer Defined Benefit Pension Plan” above, during the second quarter of 2015 we reached an agreement with the BCTGM, AFL-CIO (Local No. 334) to extend for an additional two-year period ending April 29, 2017, a collective bargaining agreement that covers approximately 93 employees at our Portland, Maine facility.

As of July 4, 2015, approximately 344 of our 988 employees, or 35%, were covered by collective bargaining agreements, of which approximately 203 were covered by a collective bargaining agreement expiring within the next 12 months. Our collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695, that covers certain employees at our Stoughton, Wisconsin manufacturing facility is scheduled to expire on March 31, 2016. We expect to begin negotiations for a new collective bargaining agreement during the fourth quarter of 2015 or the first quarter of 2016. While we believe that our relations with our union employees are good, we cannot be certain that we will be able to negotiate a new collective bargaining agreement for the Stoughton, Wisconsin manufacturing facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition, or results of operations. None of our other collective bargaining agreements is scheduled to expire within the next 12 months.

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

Ortega and Las Palmas Recall.  On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products’ ingredient statements.  A significant majority of the costs of this recall were incurred in the fourth quarter of 2014.  The cost impact of this recall during the first two quarters of 2015 was $1.9 million, of which $1.2 million was recorded as a decrease in net sales related to customer refunds; $0.5 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.2 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs.  The charges we recorded are based upon costs incurred to date and management’s estimates of costs that have yet to be incurred.  As of July 4, 2015, accounts receivables in our unaudited consolidated balance sheet includes a $0.3 million reserve relating to the recall and prepaid expenses include a $5.0 million receivable for expected insurance recoveries relating to the recall.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)                          Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the second quarter of 2015, 551,330 shares of common stock issuable upon the exercise of stock options have not been included in the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Weighted average shares outstanding:
Basic	56,626,948	53,653,844	55,192,798	53,651,766
Net effect of potentially dilutive share-based compensation awards	55,947	65,073	48,404	61,243
Diluted	56,682,895	53,718,917	55,241,202	53,713,009

(13)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 51.9% and 51.1% of consolidated net sales for the first two quarters of 2015 and 2014, respectively.  Our top ten customers accounted for approximately 51.8% and 51.7% of our consolidated trade accounts receivables as of July 4, 2015 and January 3, 2015, respectively.  Other than Wal-Mart, which accounted for 19.7% and 19.4% of our consolidated net sales for the first two quarters of 2015 and 2014, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2015 or 2014.  Other than Wal-Mart, which accounted for 18.0% and 16.7% of our consolidated trade accounts receivables as of July 4, 2015 and January 3, 2015, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of July 4, 2015, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first two quarters of 2015 and 2014, our sales to foreign countries represented approximately 3.7% and 2.4%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)                          Share-Based Payments (Continued)

Employee Stock Options.  The following table details our stock option activity for the first two quarters of fiscal 2015:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value

Outstanding at beginning of fiscal 2015	418,158	$30.94
Granted	133,172	$27.89
Exercised	—	N/A
Forfeited	—	N/A
Outstanding at end of second quarter of 2015	551,330	$30.20	9.5	$284
Exercisable at end of second quarter of 2015	—	—	—	—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing certain assumptions.  Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

	2015	2014
Weighted average grant date fair value	$6.00	$6.74
Expected volatility	36%	34.8%
Expected term	6.5 years	6.5 years
Risk-free interest rate	1.6% - 1.9%	1.9%
Dividend yield	4.7% - 4.9%	4.4%

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the second quarter and first two quarters of 2015 and 2014 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Consolidated Statements of Operations Location	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Compensation expense included in cost of goods sold	$168	$209	$428	$494
Compensation expense included in selling, general and administrative expenses	1,166	968	2,089	1,248
Total compensation expense for share-based payments	$1,334	$1,177	$2,517	$1,742

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)                          Share-Based Payments (Continued)

As of July 4, 2015, there was $2.8 million of unrecognized compensation expense related to LTIAs, which is expected to be recognized over the next 2.5 years and $2.7 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.75 years.

The following table details the activity in our non-vested performance share LTIAs for the first two quarters of 2015:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2015	380,977	(1)	$24.82
Granted	171,622		$23.86
Vested	(153,194)		$20.34
Forfeited	(3,488)		$27.60
End of first two quarters of 2015	395,917	(1)	$26.11

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

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2015 and 2014 upon the vesting of performance share long-term incentive awards and other share based compensation (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Number of performance shares vested	—	—	153,194	342,576
Shares withheld to fund statutory minimum tax withholding	—	—	58,242	138,799
Shares of common stock issued for performance share long-term incentive awards	—	—	94,952	203,777
Shares of common stock issued to non-employee directors for annual equity grants	18,095	14,010	18,095	14,010
Total shares of common stock issued	18,095	14,010	113,047	217,787
Excess tax benefit recorded to additional paid in capital	$—	$—	$518	$2,383

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)                          Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Brand:(1)
Ortega(2)	$35,166	$35,282	$75,126	$70,213
Pirate Brands	18,752	20,321	41,788	40,697
Maple Grove Farms of Vermont	19,017	18,959	38,841	37,175
Mrs. Dash	16,484	15,837	33,511	32,768
Cream of Wheat	11,710	10,014	28,695	28,572
Bear Creek Country Kitchens (3)	5,550	5,369	19,536	5,369
Las Palmas(2)	8,072	8,003	17,108	16,269
Polaner	8,439	8,377	16,842	17,378
Bloch & Guggenheimer	7,677	8,450	13,978	14,328
New York Style	6,301	7,529	11,607	15,551
B&M	7,409	8,205	11,007	12,109
Spring Tree (3)	4,760	3,680	10,112	3,680
TrueNorth	5,400	5,386	10,106	11,181
Underwood	4,519	4,632	9,082	9,159
Ac’cent	4,379	4,484	8,785	8,965
Rickland Orchards	1,047	7,142	2,115	15,789
All other brands (4)	28,963	31,219	62,528	61,826
Total	$193,645	$202,889	$410,767	$401,029

(1)               Net sales for each brand includes branded net sales and, if applicable, any private label and food service net sales attributable to the brand.

(2)               During the first quarter and first two quarters of 2015, net sales for Ortega and Las Palmas were negatively impacted by customer refunds of $0.4 million and $1.2 million, respectively, relating to the product recall announced in November 2014.

(3)               We completed the acquisition of Specialty Brands on April 23, 2014, including the Bear Creek Country Kitchens and Spring Tree brands.

(4)               Net sales for “All other brands” has been impacted by the acquisition of Cary’s, MacDonald’s, New York Flatbreads and Canoleo brands acquired as part of the Specialty Brands acquisition, which was completed on April 23, 2014.

(16)                          Subsequent Event

Mama Mary’s Acquisition.  On July 10, 2015, we acquired Spartan Foods of America, Inc. dba Mama Mary’s and related entities from Linsalata Capital Partners and certain other sellers for a purchase price of approximately $50.0 million in cash, subject to certain post-closing adjustments.  We funded the acquisition and are paying related fees and expenses with cash on hand. The primary assets of the business purchased include intellectual property, business and customer information, equipment, accounts receivable and inventory.  Due to the relatively short time from the date of acquisition to the completion of the accompanying unaudited interim consolidated financial statements, the initial accounting for the acquisition, including our preliminary evaluation of the fair value for certain significant assets and liabilities, including goodwill and intangibles, is not complete. We will provide the preliminary purchase price allocation with our Quarterly Report on Form 10-Q for the third quarter of 2015.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended July 4, 2015 (second quarter and first two quarters of 2015) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2015 (fiscal 2014) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 4, 2015 (which we refer to as our 2014 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 40 brands into our company.  Most recently, on July 10, 2015, we acquired Spartan Foods of America, Inc., including the Mama Mary’s brand, from Linsalata Capital Partners and certain other sellers.  On April 23, 2014, we completed the acquisition of Specialty Brands of America, Inc., including the Bear Creek Country Kitchens, Spring Tree, Cary’s, MacDonald’s, New York Flatbreads and Canoleo brands, from affiliates of American Capital, Ltd. and certain individuals.  We refer to these acquisitions in this report as the “Mama Mary’s acquisition” and the “Specialty Brands acquisition,” respectively.  The Specialty Brands acquisition has been, and the Mama Mary’s acquisition will be, accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business are included (or in the case of the Mama Mary’s acquisition, will be included beginning with the third quarter of 2015) in our consolidated financial statements from the respective dates of acquisition.  These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

We expect cost increases for raw materials in the marketplace during 2015.  However, we are currently locked into our supply and prices for a majority of our most significant commodities through fiscal 2015 and expect these costs to be relatively flat for us as compared to fiscal 2014.  During fiscal 2014, we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to decline further, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first two quarters of 2015 and 2014, our net sales to foreign countries represented approximately 3.7% and 2.4%, respectively, of our total net sales.  We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada.  Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of each of 2015 and 2014 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.0%	68.9%	68.5%	68.2%
Gross profit	32.0%	31.1%	31.5%	31.8%

Selling, general and administrative expenses	9.9%	12.5%	10.2%	11.9%
Amortization expense	1.4%	1.7%	1.3%	1.6%
Gain on change in fair value of contingent consideration	—	(4.1)%	—	(2.0)%
Operating income	20.7%	21.0%	20.0%	20.3%

Interest expense, net	5.7%	5.8%	5.5%	5.7%
Loss on extinguishment of debt	—	2.8%	—	1.4%
Income before income tax expense	15.0%	12.4%	14.5%	13.2%

Income tax expense	5.3%	4.4%	5.2%	4.7%
Net income	9.7%	8.0%	9.3%	8.5%

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

Base Business Net Sales.  Base business net sales is a non-GAAP financial measure used by management to measure operating performance.  We define base business net sales as our net sales excluding the impact of acquisitions until the net sales from such acquisitions are included in both comparable periods.  The portion of current period net sales attributable to recent acquisitions for which there is no corresponding period in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the first anniversary of the acquisition date. Management has included this financial measure because it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions.

Comparable Base Business Net Sales.  Comparable base business net sales is a non-GAAP financial measure used by management to measure operating performance.  We define comparable base business net sales as our base business net sales, excluding the impact of the Rickland Orchards shortfall described below and customer refunds relating to the Ortega and Las Palmas recall announced in November 2014.

A reconciliation of base business net sales and comparable base business net sales to reported net sales for the second quarter and first two quarters of 2015 and 2014 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Reported net sales	$193,645	$202,889	$410,767	$401,029
Net sales from acquisitions(1)	(1,009)	—	(23,053)	—
Base business net sales	192,636	202,889	387,714	401,029
Net sales of Rickland Orchards(2)	(1,047)	(7,142)	(2,115)	(15,789)
Customer refunds related to recall(3)	401	—	1,225	—
Comparable base business net sales	191,990	195,747	386,824	385,240

(1)         Reflects net sales for Specialty Brands for the portion of the second quarter and first two quarters of 2015 for which there is no comparable period of net sales during the same period in 2014.  Specialty Brands was acquired in April 2014.

(2)         Net sales were negatively impacted by the Rickland Orchards shortfall in the second quarter and first two quarters of 2015, a continuation of the weakness that caused the Company to impair the brand’s trademark and customer relationship intangible assets in 2014.

(3)         Reflects customer refunds relating to the Ortega and Las Palmas recall announced in November 2014.

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance.  We define EBITDA as net income before net interest expense (as defined above), income taxes, depreciation and amortization and loss on extinguishment of debt (as defined above). We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses), intangible asset impairment charges and related asset write-offs; gains or losses related to changes in the fair value of contingent liabilities from earn-outs; and loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, non-cash intangible asset impairment charges and related asset write-offs, gains or losses related to changes in the fair value of contingent liabilities from earn-outs and loss on product recalls because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures.  As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of each of 2015 and 2014 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net income	$18,748	$16,138	$38,315	$33,915
Income tax expense	10,328	8,907	21,098	18,807
Interest expense, net	11,062	11,803	22,601	22,945
Depreciation and amortization	6,832	7,050	13,376	13,945
Loss on extinguishment of debt	—	5,748	—	5,748
EBITDA	46,970	49,646	95,390	95,360
Acquisition-related expenses	23	4,642	62	5,383
Loss on product recall	401	—	1,868	—
Gain on change in fair value of contingent consideration	—	(8,206)	—	(8,206)
Adjusted EBITDA	47,394	46,082	97,320	92,537
Income tax expense	(10,328)	(8,907)	(21,098)	(18,807)
Interest expense, net	(11,062)	(11,803)	(22,601)	(22,945)
Acquisition-related expenses	(23)	(4,642)	(62)	(5,383)
Loss on product recall	(401)	—	(1,868)	—
Deferred income taxes	4,614	4,500	9,233	8,594
Amortization of deferred financing costs and bond discount	877	984	1,756	2,028
Share-based compensation expense	1,334	1,177	2,517	1,742
Excess tax benefits from share-based compensation	—	—	(518)	(2,383)
Acquisition-related contingent consideration expense, including interest accretion	—	200	—	432
Changes in assets and liabilities	(13,524)	(22,453)	(7,117)	(19,674)
Net cash provided by operating activities	$18,881	$5,138	$57,562	$36,141

Second quarter of 2015 compared to the second quarter of 2014

Net Sales.  Net sales for the second quarter of 2015 decreased $9.3 million, or 4.6%, to $193.6 million from $202.9 million for the second quarter of 2014. Almost two-thirds of the net sales decrease was attributable to Rickland Orchards.  Net sales of the Rickland Orchards brand decreased $6.1 million compared to the second quarter of 2014, a continuation of the weakness that caused us to impair the brand’s trademark and customer relationship intangible assets in fiscal 2014. Partially offsetting the Rickland Orchards shortfall was an extra two weeks of sales for Specialty Brands during the second quarter of 2015 as compared to the second quarter of 2014, which positively impacted net sales by $1.0 million.

Comparable base business net sales, which excludes the impact of acquisitions, the Rickland Orchards shortfall and the Ortega and Las Palmas recall, decreased $3.8 million, or 1.9%, in the second quarter of 2015.  The $3.8 million decrease was attributable to a decrease in unit volume of $7.7 million, partially offset by an increase in net pricing of $3.9 million (due to increases in list prices and reduced promotional activity).

Approximately 74% of the net price increase was attributable to net price increases for our Ortega, Cream of Wheat, Polaner and Mrs. Dash products of $1.0 million, $0.8 million, $0.6 million and $0.5 million, respectively.  See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the second quarter of 2015 and the second quarter of 2014 for each of our brands that exceed approximately 2% of our fiscal 2015 or fiscal 2014 net sales and for all other brands in the aggregate.  The following chart sets forth the most significant net sales increases and decreases by brand for our base business for the second quarter of 2015 as compared to the second quarter of 2014:

	Base Business and Comparable Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:

Cream of Wheat	$1.7	16.9%
Mrs. Dash	0.6	4.1%
Spring Tree(1)	0.6	15.2%

Rickland Orchards	(6.1)	(85.3)%
Pirate Brands	(1.6)	(7.7)%
New York Style	(1.2)	(16.3)%
B&M	(0.8)	(9.7)%
Bloch & Guggenheimer	(0.8)	(9.1)%
Don Pepino	(0.8)	(22.5)%
Emeril	(0.6)	(16.8)%

All other brands	(1.3)	(1.2)%
Base business net sales	$(10.3)	(5.1)%
Rickland Orchards	6.1
Customer refunds relating to recall	0.4
Comparable base business net sales	$(3.8)	(1.9)%

(1)         We completed the acquisition of the Spring Tree brand on April 23, 2014.  $0.5 million of the increase in net sales of the Spring Tree brand is attributable to an extra two weeks of ownership of the brand during the second quarter of 2015 as compared to the second quarter of 2014.

Gross Profit.  Gross profit for the second quarter of 2015 decreased $1.0 million, or 1.6%, to $62.0 million from $63.0 million for the second quarter of 2014.  Gross profit expressed as a percentage of net sales increased to 32.0% in the second quarter of 2015 from 31.1% in the second quarter of 2014.  The 0.9 percentage point increase resulted primarily from price increases and lower delivery costs, partially offset by minor cost increases in commodities and packaging and the negative impact of the Canadian exchange rate.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $6.1 million, or 24.1%, to $19.2 million for the second quarter of 2015 from $25.3 million for the second quarter of 2014.  This decrease was primarily due to decreases in acquisition-related expenses of $4.6 million, consumer marketing of $1.1 million (primarily related to a reduction in demo spending), selling expenses of $0.7 million (including a decrease of $0.8 million for brokerage expenses, slightly offset by an increase in salesperson compensation) and other expenses of $0.2 million.  These decreases were slightly offset by an increase of $0.5 million of warehousing expenses.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 2.6 percentage points to 9.9% for the second quarter of 2015 from 12.5% for the second quarter of 2014.

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

Amortization Expense.  Amortization expense decreased $0.6 million to $2.7 million for the second quarter of 2015 from $3.3 million for the second quarter of 2014.  The decrease was due to a reduction in the Rickland Orchards amortizable intangible assets recorded resulting from the impairment of the Rickland Orchards brand and customer relationship assets in fiscal 2014.

Operating Income.  As a result of the foregoing, operating income decreased $2.5 million, or 5.8%, to $40.1 million for the second quarter of 2015 from $42.6 million for the second quarter of 2014.  Operating income expressed as a percentage of net sales decreased to 20.7% in the second quarter of 2015 from 21.0% in the second quarter of 2014.

Net Interest Expense.  Net interest expense for the second quarter of 2015 decreased $0.7 million, or 6.3%, to $11.1 million from $11.8 million in the second quarter of 2014.  The decrease was primarily attributable to a decrease in our average debt outstanding.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  We did not incur any loss on extinguishment of debt for the second quarter of 2015.  Loss on extinguishment of debt for the second quarter of 2014 includes costs relating to the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder, including the write-off of deferred debt financing costs and unamortized discount of $5.4 million and $0.3 million, respectively.

Income Tax Expense.  Income tax expense increased $1.4 million to $10.3 million for the second quarter of 2015 from $8.9 million for the second quarter of 2014. Our effective tax rate was 35.5% for the second quarter of 2015 and 35.6% for the second quarter of 2014.

First two quarters of 2015 compared to the first two quarters of 2014

Net Sales.  Net sales for the first two quarters of 2015 increased $9.7 million, or 2.4%, to $410.8 million from $401.0 million for the first two quarters of 2014.  Net sales of Specialty Brands, which we acquired in April 2014, contributed $23.1 million to the overall increase. Net sales were negatively impacted by the Rickland Orchards brand, whose net sales decreased by $13.7 million compared to the first two quarters of 2014, a continuation of the weakness that caused us to impair the brand’s trademark and customer relationship intangible assets in fiscal 2014.

Net sales of our Ortega products increased $4.9 million, or 7.0%.  The increase was attributable to an increase in net pricing of $2.2 million and an increase in unit volume due in part to customers restocking inventory of products affected by the Ortega and Las Palmas recall announced in November 2014, partially offset by $1.2 million of customer refunds relating to the recall.  Excluding the customer refunds relating to the recall, net sales of Ortega products increased $6.1 million, or 8.7%.

Comparable base business net sales, which excludes the impact of acquisitions, the Rickland Orchards shortfall and the Ortega and Las Palmas recall, increased $1.6 million, or 0.4%, for the first two quarters of 2015.  The $1.6 million increase was attributable to an increase in net pricing of $7.5 million (due to increases in list prices and reduced promotional activity), offset by a decrease in unit volume of $5.9 million.

Approximately 63% of the net price increase was attributable to net price increases for our Ortega, Cream of Wheat and Mrs. Dash products of $2.3 million, $1.5 million and $0.9 million, respectively.  See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first two quarters of 2015 and the first two quarters of 2014 for each of our brands that exceed approximately 2% of our fiscal 2015 or fiscal 2014 net sales and for all other brands in the aggregate.  The following chart sets forth the most significant net sales increases and decreases by brand for our base business for the first two quarters of 2015 as compared to the first two quarters of 2014:

	Base Business and Comparable Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:

Ortega	$4.9	7.0%
Maple Grove Farms of Vermont	1.7	4.5%
Pirate Brands	1.1	2.7%
Las Palmas	0.8	5.2%

Rickland Orchards	(13.7)	(86.6)%
New York Style	(3.9)	(25.4)%
B&M	(1.1)	(9.1)%
TrueNorth	(1.1)	(9.6)%
Don Pepino	(0.8)	(12.6)%

All other brands	(1.2)	(0.7)%
Base business net sales	$(13.3)	(3.3)%
Rickland Orchards	13.7
Customer refunds relating to recall	1.2
Comparable base business net sales	$1.6	0.4%

Gross Profit.  Gross profit for the first two quarters of 2015 increased $1.7 million, or 1.3%, to $129.4 million from $127.7 million for the first two quarters of 2014.  Gross profit expressed as a percentage of net sales decreased to 31.5% in the first two quarters of 2015 from 31.8% in the first two quarters of 2014.  The 0.3 percentage point decrease was attributable primarily to customer refunds in the first two quarters of 2015 relating to the Ortega and Las Palmas recall and the negative impact of the Canadian exchange rate. This reduction was partially offset by the comparable base business net sales price increase described above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $5.9 million, or 12.2%, to $42.0 million for the first two quarters of 2015 from $47.9 million for the first two quarters of 2014.  The decrease was primarily due to decreases in acquisition-related expenses of $5.4 million and consumer marketing of $3.3 million (related to a reduction in demo spending), partially offset by increases in warehousing expenses of $1.3 million and other expenses of $1.5 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 1.7 percentage points to 10.2% for the first two quarters of 2015 from 11.9% for the first two quarters of 2014.

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

Amortization Expense.  Amortization expense decreased $1.3 million to $5.3 million for the first two quarters of 2015 from $6.6 million for the first two quarters of 2014 due to a reduction in the Rickland Orchards amortizable intangible assets recorded resulting from the impairment of the Rickland Orchards brand and customer relationship assets in fiscal 2014.

Operating Income.  As a result of the foregoing, operating income increased $0.6 million, or 0.7%, to $82.0 million for the first two quarters of 2015 from $81.4 million for the first two quarters of 2014.  Operating income expressed as a percentage of net sales decreased to 20.0% in the first two quarters of 2015 from 20.3% in the first two quarters of 2014.

Net Interest Expense.  Net interest expense for the first two quarters of 2015 decreased $0.3 million, or 1.5%, to $22.6 million from $22.9 million in the first two quarters of 2014.  The decrease was primarily attributable to a decrease in our average debt outstanding.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  We did not incur a loss on extinguishment of debt for the first two quarters of 2015. Loss on extinguishment of debt for the first two quarters of 2014 includes costs relating to the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder, including the write-off of deferred debt financing costs and unamortized discount of $5.4 million and $0.3 million, respectively.

Income Tax Expense.  Income tax expense increased $2.3 million to $21.1 million for the first two quarters of 2015 from $18.8 million for the first two quarters of 2014.  Our effective tax rate was 35.5% for the first two quarters of 2015 and 35.7% for the first two quarters of 2014.

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

Cash Flows.  Net cash provided by operating activities increased $21.5 million to $57.6 million for the first two quarters of 2015 from $36.1 million for the first two quarters of 2014.  The increase in net cash provided by operating activities in the first two quarters of 2015 as compared to the first two quarters of 2014 was due to higher net income and the favorable impact of a decrease in cash required to fund working capital in the first two quarters of 2015, as compared to the same period in 2014.

Net cash used in investing activities for the first two quarters of 2015 decreased $156.4 million to $7.4 million from $163.8 million for the first two quarters of 2014.  The decrease was attributable to the Specialty Brands acquisition in the second quarter of 2014 and a decrease in capital spending for the first two quarters of 2015 from the first two quarters of 2014.  Capital expenditures in the first two quarters of 2015 and 2014 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash provided by financing activities for the first two quarters of 2015 decreased $80.5 million to $47.0 million from $127.5 million for the first two quarters of 2014.  The decrease was primarily attributable to differences in the net effects of the issuance of common stock in the second quarter of 2015 and the refinancing of long-term debt completed during the second quarter of 2014.  See “—Debt” below.

Based on a number of factors, including amortization for tax purposes of our trademarks, goodwill and other intangible assets acquired in prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2014 and 2013 as compared to our tax expense for financial reporting purposes.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2015 through 2029.  If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments.

Dividend Policy

Our dividend policy reflects a basic judgment that our stockholders are better served when we distribute a substantial portion of our cash available to pay dividends to them instead of retaining it in our business.  Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, capital expenditures sufficient to maintain our properties and other assets is distributed as regular quarterly cash dividends to the holders of our common stock and not retained by us.  We have paid dividends every quarter since our initial public offering in October 2004.

For the first two quarters of 2015 and 2014, we had cash flows provided by operating activities of $57.6 million and $36.1 million, respectively, and distributed as dividends $36.5 million and $35.9 million, respectively. Beginning with the quarterly dividend declared on July 23, 2015 and payable on October 30, 2015, our board of directors increased the current dividend rate to $0.35 per share per quarter (or $1.40 per share per annum). We expect our aggregate dividend payments in fiscal 2015 to be approximately $76.5 million.

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

Acquisitions

Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions.  As discussed elsewhere in this report, as part of our growth strategy we plan to expand our brand portfolio with disciplined acquisitions of complementary brands.  We have historically financed acquisitions with borrowings and cash flows from operating activities.  As a result, our interest expense has in the past increased as a result of additional indebtedness we have incurred in connection with acquisitions and will increase with any additional indebtedness we may incur to finance future acquisitions.  We financed our most recent acquisition, the Mama Mary’s acquisition completed in July 2015, with cash on hand from the proceeds of the public offering of common stock we completed in May 2015.  The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity.

Debt

Senior Secured Credit Agreement.  At July 4, 2015, $285.0 million of tranche A term loans were outstanding and no revolving loans were outstanding under our senior secured credit agreement.  The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  At July 4, 2015, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $1.3 million, was $498.7 million.  Proceeds of the revolving credit facility may be used for general corporate purposes including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization.  $7.5 million was due and paid in fiscal 2014, $18.8 million is due and payable in fiscal 2015, of which $7.5 million has been paid as of July 4, 2015, $26.2 million is due and payable in fiscal 2016, $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At the end of the second quarter of 2015, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.19%.

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

Future Capital Needs

On July 4, 2015, our total long-term debt of $984.4 million, net of our cash and cash equivalents of $98.5 million, was $885.9 million.  Stockholders’ equity as of that date was $466.0 million.

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

We expect to make capital expenditures of approximately $20.0 million in the aggregate during fiscal 2015, $7.4 million of which were made during the first two quarters.

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

Inflation

We are currently locked into pricing and supply for a majority of our most significant commodities through fiscal 2015 and expect these costs to be relatively flat for us as compared to fiscal 2014.  We expect to continue to manage inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices.  During fiscal 2014, we had a minimal cost decrease and during fiscal 2013, we had cost increases (net of cost savings) for raw materials of less than 2% of cost of goods sold.  To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected.  In addition, should input costs decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

See Note 11, “Commitments and Contingencies,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of July 4, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2015, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2014 Annual Report on Form 10-K.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At July 4, 2015, we had $700.0 million of fixed rate debt and $285.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at July 4, 2015, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $2.9 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of July 4, 2015 and January 3, 2015 are as follows (in thousands):

	July 4, 2015				January 3, 2015
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	—		—		34,000		34,000	(1)
Tranche A Term Loans due 2019	284,447	(2)	285,000	(1)	291,857	(2)	292,500	(1)
4.625% Senior Notes due 2021	700,000		693,000	(3)	700,000		675,500	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans are net of discount.  At July 4, 2015 and January 3, 2015, the face amounts of the tranche A term loans were $285.0 million and $292.5 million, respectively.

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

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first two quarters of 2015, our net sales to foreign countries represented approximately 3.7% of our total net sales.  During the first two quarters of 2014, our net sales to foreign countries represented approximately 2.4% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans.  See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates” and Note 10, “Pension Benefits,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

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

PART II
OTHER INFORMATION

Item 1.         Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2015	B&G FOODS, INC.

	By:	/s/ Thomas P. Crimmins
Thomas P. Crimmins
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)