Form 10-Q
period 2015-10-03
B&G Foods, Inc.
filed 2015-10-30
CIK 1278027

As filed with the Securities and Exchange Commission on October 30, 2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2015

or

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

As of October 30, 2015, the registrant had 57,976,744 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries
Index

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 3, 2015	January 3, 2015

Assets
Current assets:
Cash and cash equivalents	$45,943	$1,490
Trade accounts receivable, net	63,419	55,925
Inventories	133,209	106,557
Prepaid expenses and other current assets	9,389	14,830
Income tax receivable	3,057	14,442
Deferred income taxes	3,185	3,275
Total current assets	258,202	196,519

Property, plant and equipment, net of accumulated depreciation of $141,465 and $129,253	118,311	116,197
Goodwill	388,044	370,424
Other intangibles, net	982,622	947,895
Other assets	15,888	18,318
Total assets	$1,763,067	$1,649,353

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$34,163	$38,052
Accrued expenses	27,066	17,644
Current portion of long-term debt	24,375	18,750
Dividends payable	20,292	18,246
Total current liabilities	105,896	92,692

Long-term debt	954,491	1,007,107
Other liabilities	5,339	7,352
Deferred income taxes	230,638	204,207
Total liabilities	1,296,364	1,311,358
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 57,976,744 and 53,663,697 shares issued and outstanding as of October 3, 2015 and January 3, 2015	580	537
Additional paid-in capital	180,726	110,349
Accumulated other comprehensive loss	(10,876)	(11,034)
Retained earnings	296,273	238,143
Total stockholders’ equity	466,703	337,995
Total liabilities and stockholders’ equity	$1,763,067	$1,649,353

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Net sales	$213,300	$208,998	$624,067	$610,027
Cost of goods sold	141,704	145,936	423,066	419,269
Gross profit	71,596	63,062	201,001	190,758

Operating expenses:
Selling, general and administrative expenses	27,307	21,173	69,352	69,065
Amortization expense	2,726	3,391	8,072	9,986
Impairment of intangible assets	—	34,154	—	34,154
Gain on change in fair value of contingent consideration	—	—	—	(8,206)
Operating income	41,563	4,344	123,577	85,759

Other expenses:
Interest expense, net	11,272	11,587	33,873	34,532
Loss on extinguishment of debt	—	—	—	5,748
Income (loss) before income tax expense (benefit)	30,291	(7,243)	89,704	45,479
Income tax expense (benefit)	10,476	(2,830)	31,574	15,977
Net income (loss)	$19,815	$(4,413)	$58,130	$29,502

Weighted average shares outstanding:
Basic	57,977	53,664	56,121	53,656
Diluted	58,057	53,664	56,180	53,730

Basic earnings (loss) per share	$0.34	$(0.08)	$1.04	$0.55
Diluted earnings (loss) per share	$0.34	$(0.08)	$1.03	$0.55

Cash dividends declared per share	$0.35	$0.34	$1.03	$1.02

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Net income (loss)	$19,815	$(4,413)	$58,130	$29,502

Other comprehensive income (loss):
Foreign currency translation adjustments	(78)	(41)	(190)	(45)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	111	7	348	21
Other comprehensive income (loss)	33	(34)	158	(24)
Comprehensive income (loss)	$19,848	$(4,447)	$58,288	$29,478

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014

Cash flows from operating activities:
Net income	$58,130	$29,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,512	20,783
Amortization of deferred debt financing costs and bond discount	2,631	2,907
Deferred income taxes	13,638	5,083
Interest accretion on contingent consideration	—	432
Gain on change in fair value of contingent consideration	—	(8,206)
Impairment of intangible assets	—	34,154
Loss on disposal of inventory	—	2,978
Loss on extinguishment of debt	—	5,748
Share-based compensation expense	3,704	2,128
Excess tax benefits from share-based compensation	(518)	(2,356)
Provision for doubtful accounts	70	140
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(5,186)	(6,039)
Inventories	(25,464)	(32,412)
Prepaid expenses and other current assets	5,557	83
Income tax receivable	13,060	(2,765)
Other assets	12	(941)
Trade accounts payable	(6,193)	3,281
Accrued expenses	8,236	5,917
Other liabilities	(1,492)	272
Net cash provided by operating activities	86,697	60,689

Cash flows from investing activities:
Capital expenditures	(12,719)	(13,901)
Payments for acquisition of businesses, net of cash acquired	(51,025)	(154,277)
Net cash used in investing activities	(63,744)	(168,178)

Cash flows from financing activities:
Repayments of long-term debt	(13,125)	(131,250)
Proceeds from issuance of long-term debt	—	299,250
Borrowings under revolving credit facility	10,000	252,500
Repayments of borrowings under revolving credit facility	(44,000)	(246,500)
Proceeds from issuance of common stock, net	126,230	—
Dividends paid	(56,236)	(54,124)
Excess tax benefits from share-based compensation	518	2,356
Debt financing costs	(12)	(8,473)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,750)	(4,374)
Net cash provided by financing activities	21,625	109,385

Effect of exchange rate fluctuations on cash and cash equivalents	(125)	(22)
Net increase in cash and cash equivalents	44,453	1,874

Cash and cash equivalents at beginning of period	1,490	4,107
Cash and cash equivalents at end of period	$45,943	$5,981

Supplemental disclosures of cash flow information:
Cash interest payments	$23,693	$23,177
Cash income tax payments	$4,898	$13,629
Non-cash transactions:
Dividends declared and not yet paid	$20,292	$18,246

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable foods across the United States, Canada and Puerto Rico.  Our products include hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril’s, Grandma’s Molasses, JJ Flats, Joan of Arc, Las Palmas, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Original Tings, Ortega, Pirate’s Booty, Polaner, Red Devil, Regina, Rickland Orchards, Sa-són, Sclafani, Smart Puffs, Spring Tree, Sugar Twin, Trappey’s, TrueNorth, Underwood, Vermont Maid and Wright’s.  We also sell and distribute Static Guard, a household product brand.  We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended October 3, 2015 (third quarter and first three quarters of 2015) and September 27, 2014 (third quarter and first three quarters of 2014) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of October 3, 2015, and the results of our operations and comprehensive income (loss) for the third quarter and first three quarters of 2015 and 2014 and cash flows for the first three quarters of 2015 and 2014.  Our results of operations for the third quarter and first three quarters of 2015 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)           Summary of Significant Accounting Policies (Continued)

unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2014 filed with the SEC on March 4, 2015.

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

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) that requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We are currently evaluating the impact of this new standard.

In April 2015, the FASB issued a new ASU that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The update impacts presentation and disclosure only, and therefore, we do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations or liquidity.

(3)                                 Acquisitions

On July 10, 2015, we acquired Spartan Foods of America, Inc. dba Mama Mary’s and related entities from Linsalata Capital Partners and certain other sellers for a purchase price of $51.0 million in cash. We refer to this acquisition as the “Mama Mary’s acquisition.”

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

(Unaudited)

(3)                                 Acquisitions (Continued)

financial statements from the respective date of acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles acquired are amortized over 20 years.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist.  See Note 5, “Goodwill and Other Intangible Assets.”

The following table sets forth the preliminary allocation of the Mama Mary’s acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and the liabilities assumed.  We anticipate completing the purchase price allocation before or during the second quarter of fiscal 2016.

Mama Mary’s Acquisition (dollars in thousands):
Purchase Price:
Cash paid	$51,025
Total	$51,025

Preliminary Allocation:
Trademarks—unamortizable intangible assets	38,000
Goodwill	17,455
Customer relationship intangibles—amortizable intangible assets	4,800
Property, Plant and Equipment	1,900
Short-term deferred income tax assets	1,222
Other working capital	383
Long-term deferred income tax liabilities, net	(12,735)
Total	$51,025

The following table sets forth the allocation of the Specialty Brands acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  During the first two quarters of fiscal 2015, we recorded a purchase price allocation adjustment by increasing goodwill and decreasing other working capital by $0.2 million due to a change in our valuation of inventory as of the date of acquisition. We completed the purchase price allocation during the second quarter of 2015.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)                                 Acquisitions (Continued)

On September 3, 2015, we entered into an agreement to acquire the Green Giant and La Sueur brands from General Mills, Inc. for approximately $765 million in cash plus an inventory adjustment at closing.  We expect the acquisition to close during the fourth quarter of 2015, subject to customary closing conditions.  We refer to this acquisition as the pending Green Giant acquisition. We expect to fund the pending Green Giant acquisition and related fees and expenses with borrowings from our revolving credit facility and a new term loan under our amended and restated credit facility. See Note 6, “Long-Term Debt.”

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the first three quarters of 2014 presents our operations as if the Specialty Brands acquisition had occurred as of the beginning of fiscal 2014.  In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of customer relationship intangibles.  On an actual basis, Specialty Brands contributed $33.5 million of net sales for the first three quarters of 2014.

Thirty-nine Weeks Ended September 27, 2014
(dollars in thousands, except per share data)
Net sales	$636,420
Net income	30,694
Basic and diluted earnings per share	$0.57

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the Specialty Brands acquisition occurred as of the beginning of fiscal 2014, and is not intended to be a projection of future results.

The Mama Mary’s acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	October 3, 2015	January 3, 2015
Raw materials and packaging	$29,843	$23,795
Finished goods	103,366	82,762
Total	$133,209	$106,557

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)                                 Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of October 3, 2015			As of January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Trademarks	$12,056	$1,573	$10,483	$12,056	$875	$11,181
Customer relationships	197,713	65,774	131,939	192,913	58,400	134,513
	$209,769	$67,347	$142,422	$204,969	$59,275	$145,694

Unamortizable Intangible Assets
Goodwill	$388,044			$370,424
Trademarks	$840,200			$802,201

Note:      The increase in the carrying amounts of unamortizable intangible assets during the first three quarters of fiscal 2015 are attributable to the Mama Mary’s acquisition and purchase accounting adjustments related to the Specialty Brands acquisition.

Amortization expense associated with amortizable trademarks and customer relationship intangibles for the third quarter and first three quarters of 2015 was $2.7 million and $8.1 million, respectively, and is recorded in operating expenses.  Amortization expense associated with amortizable trademarks and customer relationship intangibles for the third quarter and first three quarters of 2014 was $3.4 million and $10.0 million, respectively, and is recorded in operating expenses.  We expect to recognize an additional $2.8 million of amortization expense associated with our amortizable trademarks and customer relationship intangibles during the remainder of fiscal 2015, and thereafter $10.9 million per year for each of the next four fiscal years.

See Note 3, “Acquisitions.”

(6)                                 Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	October 3, 2015	January 3, 2015
Amended and restated senior secured credit agreement:
Revolving credit facility	$—	$34,000
Tranche A term loans due 2019	279,375	292,500
4.625% senior notes due 2021	700,000	700,000
Unamortized discount	(509)	(643)
Total long-term debt, net of unamortized discount	978,866	1,025,857
Current portion of long-term debt	(24,375)	(18,750)
Long-term debt, net of unamortized discount and excluding current portion	$954,491	$1,007,107

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Long-Term Debt (Continued)

As of October 3, 2015, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2015	$5,625
2016	26,250
2017	24,375
2018	76,875
2019	146,250
Thereafter	700,000
Total	$979,375

Amended and Restated Senior Secured Credit Agreement.  On October 2, 2015, we amended and restated our existing senior secured credit agreement dated as of June 5, 2014. The amendment provides for an incremental tranche B term loan facility to be made available under the amended and restated credit agreement to finance a portion of the purchase price for the pending Green Giant acquisition. Subject to the satisfaction of customary conditions precedent set forth in the amended and restated credit agreement, we expect that $750 million of incremental tranche B term loans will be funded at the closing of the acquisition, which we expect to occur during the fourth quarter of 2015. We expect to fund the remainder of the purchase price, the closing inventory adjustment, initial working capital requirements and related fees and expenses for the pending Green Giant acquisition with additional revolving loans under the amended and restated credit agreement. See Note 3, “Acquisitions.”

At October 3, 2015, $279.4 million of tranche A term loans were outstanding and no tranche B term loans or revolving loans were outstanding under our amended and restated senior secured credit agreement.

At October 3, 2015, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $498.0 million.  Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  Proceeds of the tranche B term loans may be used to pay a portion of the purchase price and related costs and expenses for the pending Green Giant acquisition.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization.  $7.5 million was due and paid in fiscal 2014, $18.8 million is due and payable in fiscal 2015, of which $13.2 million has been paid as of October 3, 2015, $26.2 million is due and payable in fiscal 2016, $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019. The tranche B term loans will mature on the seventh anniversary of the date of funding of the tranche B term loans and will be subject to amortization at the rate of 1% per year with the balance due and payable on the maturity date.

If we prepay all or any portion of the tranche B term loans within six months of the funding of the tranche B term loans in connection with a financing that has a lower interest rate or weighted average yield than the tranche B term loans, we will owe a repayment fee equal to 1% of the amount prepaid. Otherwise, we may prepay the term loans or permanently reduce the revolving credit facility commitment under the amended and restated credit agreement at any time without premium or penalty (other than customary breakage costs

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Long-Term Debt (Continued)

with respect to the early termination of LIBOR loans).  Subject to certain exceptions, the amended and restated credit agreement provides for mandatory prepayment upon certain asset dispositions or casualty events and issuances of indebtedness.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the amended and restated credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At October 3, 2015, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.21%.  Interest under the tranche B term loan facility will be determined based on alternative rates that we may choose in accordance with the amended and restated credit agreement, including a base rate per annum plus an applicable margin to be determined prior to the funding date, and LIBOR plus an applicable margin to be determined prior to the funding date.  The applicable margin in effect for the tranche A term loans will not be increased as a result of the funding of the tranche B term loans.

Our obligations under the amended and restated credit agreement are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries (other than a domestic subsidiary that is a holding company for one or more of our foreign subsidiaries).  The credit facility is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  The amended and restated credit agreement contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting our ability to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens.

The amended and restated credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the amended and restated credit agreement.  Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) may not exceed 7.00 to 1.00 through the fourth quarter of 2015; 6.75 to 1.00 for the first quarter of 2016 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of October 3, 2015, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

The amended and restated credit agreement also provides for an incremental term loan and revolving loan facility, pursuant to which we may request that the lenders under the amended and restated credit agreement, and potentially other lenders, provide unlimited additional amounts of term loans or revolving loans or both on terms substantially consistent with those provided under the amended and restated credit agreement.  Among other things, the utilization of the incremental facility is conditioned on our ability to meet a maximum senior secured leverage ratio of 4.00 to 1.00, and a sufficient number of lenders or new lenders agreeing to participate in the facility.

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

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of October 3, 2015, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

Subsidiary Guarantees.  We have no assets or operations independent of our direct and indirect subsidiaries.  All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt, and management has determined that our Canadian and Mexican subsidiaries, which are our only subsidiaries that are not guarantors of our long-term debt, are “minor subsidiaries” as that term is used in Rule 3-10 of Regulation S-X promulgated by the SEC.  There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan.  Consequently, separate financial statements have not been presented for our subsidiaries because management has determined that they would not be material to investors.

Deferred Debt Financing Costs.  During the second quarter of 2014, we wrote-off and expensed $5.4 million of deferred debt financing costs relating to the termination of our prior credit agreement, which included the repayment of $121.9 million aggregate principal amount of our tranche A term loans and $215.0 million of revolving loans. During the second quarter of 2014, we also capitalized $5.7 million and $2.9 million of debt financing costs relating to our current revolving credit facility and tranche A term loans, respectively, which is being amortized over the five year scheduled term of the credit agreement. As of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)                                 Long-Term Debt (Continued)

October 3, 2015 and January 3, 2015, we had net deferred debt financing costs of $14.7 million and $17.2 million, respectively, included in other assets in the accompanying unaudited consolidated balance sheets.

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

Accrued Interest.  At October 3, 2015 and January 3, 2015, accrued interest of $11.0 million and $3.5 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of October 3, 2015 and January 3, 2015 are as follows (in thousands):

	October 3, 2015				January 3, 2015
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	—		—		34,000		34,000	(1)
Tranche A Term Loans due 2019	278,866	(2)	279,375	(1)	291,857	(2)	292,500	(1)
4.625% Senior Notes due 2021	700,000		675,500	(3)	700,000		675,500	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)                                 Fair Value Measurements (Continued)

(2)         The carrying values of the tranche A term loans are net of discount.  At October 3, 2015 and January 3, 2015, the face amounts of the tranche A term loans were $279.4 million and $292.5 million, respectively.

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

During the first two quarters of 2014, we recorded interest accretion expense on the contingent consideration liability of $0.4 million. We are required to reassess the fair value of the contingent consideration at each reporting period.  At June 28, 2014, we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and revised our forecasted operating results for Rickland Orchards for the remainder of fiscal 2014, 2015 and 2016.  As a result of lower than expected net sales results for Rickland Orchards and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero.  Therefore, during the first three quarters of 2015, we did not record interest accretion expense on the contingent consideration liability.  The significant inputs used in these estimates include numerous possible scenarios for the contingent earn-out payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

The following table summarized the Level 3 activity (in thousands):

	October 3, 2015	September 27, 2014

Balance at beginning of year	$—	$7,774
Contingent consideration accretion expense	—	432
Gain on change in fair value of contingent consideration	—	(8,206)
Balance at end of quarter	$—	$—

(8)                                 Stockholders’ Equity

Common Stock Offering.  In May 2015, we completed an underwritten public offering of 4,200,000 shares of our common stock at a price to the public of $30.60 per share. The proceeds of the offering were approximately $126.2 million, after deducting underwriting discounts and commissions and other offering expenses. The offering was made by means of a prospectus and related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC. We used the net proceeds of the offering to repay a portion of our long-term debt, to pay the purchase price and related transaction costs for the Mama Mary’s acquisition, see Note 3, “Acquisitions,” and for general corporate purposes.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)                                 Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss (AOCL) as of October 3, 2015 and September 27, 2014 are as follows (in thousands):

	Amount Reclassified from AOCL
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Affected Line Item in the
Details about AOCL Components	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	Statement Where Net Income (Loss) is Presented
Defined benefit pension plan items
Amortization of prior service cost	$11	$11	$33	$33	See (1) below
Amortization of unrecognized loss	176	—	528	—	See (1) below
	187	11	561	33	Total before tax
	(76)	(4)	(213)	(12)	Income tax expense
Total reclassification	$111	$7	$348	$21	Net of tax

(1)         These items are included in the computation of net periodic pension cost.  See Note 10, “Pension Benefits” for additional information.

Changes in accumulated other comprehensive loss as of October 3, 2015 is as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total

Beginning balance	$(10,787)	$(247)	$(11,034)
Other comprehensive loss before reclassifications	—	(190)	(190)
Amounts reclassified from AOCL	348	—	348
Net current period other comprehensive income (loss)	348	(190)	158
Ending balance	$(10,439)	$(437)	$(10,876)

(10)                          Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension costs for company sponsored defined benefit pension plans for the third quarter and first three quarters of 2015 and 2014 include the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Service cost—benefits earned during the period	$1,001	$768	$3,003	$2,173
Interest cost on projected benefit obligation	640	592	1,919	1,794
Expected return on plan assets	(1,042)	(1,089)	(3,124)	(3,258)
Amortization of unrecognized prior service cost	11	11	33	33
Amortization of unrecognized loss	176	—	528	—
Net periodic pension cost	$786	$282	$2,359	$742

During the first three quarters of 2015, we made $3.5 million of defined benefit pension plan contributions.  We do not plan to make additional contributions during the remainder of fiscal 2015.

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

(11)                          Commitments and Contingencies

Operating Leases.  As of October 3, 2015, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) were as follows (in thousands):

Fiscal year ending:	Third Parties
2015	$1,908
2016	7,683
2017	5,236
2018	5,137
2019	5,212
Thereafter	7,938
Total	$33,114

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

B&G Foods has been named as a defendant in a putative class action lawsuit filed by The Weston Firm on behalf of Troy Walker in August 2015 in the United States District Court for the Northern District of California.  The lawsuit alleges that our company has violated California’s Consumer Legal Remedies Act and

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                          Commitments and Contingencies (Continued)

Unfair Competition Law, with respect to the advertising, marketing and labeling of certain Ortega taco shells.  Specifically, the plaintiff alleges, among other things, that the products are deceptively marketed because the products are labeled “0g trans fat” on the front of the package and contain partially hydrogenated oil.  The complaint seeks monetary damages, injunctive relief and attorneys’ fees.  We intend to vigorously defend this lawsuit and believe that the plaintiff’s claims are without merit and that the products are and have at all times been properly labeled in compliance with applicable law.  We also believe the claims are moot because, among other things, we began transitioning away from partially hydrogenated oil before first being contacted by The Weston Firm and we no longer use partially hydrogenated oil in these Ortega products.  No discovery has commenced in this lawsuit, and a motion to dismiss the claims is pending.  Based upon information currently available, we do not believe the ultimate resolution of this matter will have a material adverse effect on B&G Foods’ consolidated financial position, results of operations or liquidity.

Environmental.  We are subject to environmental laws and regulations in the normal course of business.  We did not make any material expenditures during the first three quarters of 2015 or 2014 in order to comply with environmental laws and regulations.  Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As described in Note 10, “Pension Benefits—Multi-Employer Defined Benefit Pension Plan” above, during the second quarter of 2015 we reached an agreement with the BCTGM, AFL-CIO (Local No. 334) to extend for an additional two-year period ending April 29, 2017, a collective bargaining agreement that covers approximately 92 employees at our Portland, Maine facility.

As of October 3, 2015, approximately 338 of our 964 employees, or 35%, were covered by collective bargaining agreements, of which approximately 195 were covered by a collective bargaining agreement expiring within the next 12 months. Our collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695, that covers certain employees at our Stoughton, Wisconsin manufacturing facility is scheduled to expire on March 31, 2016. We expect to begin negotiations for a new collective bargaining agreement during the fourth quarter of 2015 or the first quarter of 2016. While we believe that our relations with our union employees are good, we cannot be certain that we will be able to negotiate a new collective bargaining agreement for the Stoughton, Wisconsin manufacturing facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition, or results of operations. None of our other collective bargaining agreements is scheduled to expire within the next 12 months.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)                          Commitments and Contingencies (Continued)

Ortega and Las Palmas Recall.  On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products’ ingredient statements.  A significant majority of the costs of this recall were incurred in the fourth quarter of 2014.  The cost impact of this recall during the first three quarters of 2015 was $1.9 million, of which $1.2 million was recorded as a decrease in net sales related to customer refunds; $0.5 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.2 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs.  The charges we recorded are based upon costs incurred to date and management’s estimates of costs that have yet to be incurred.  As of October 3, 2015, accounts receivables in our unaudited consolidated balance sheet includes a $0.3 million reserve relating to the recall.

(12)                          Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the third quarter of 2015, 551,330 shares of common stock issuable upon the exercise of stock options have not been included in the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.  For the third quarter of 2014, 101,428 shares of common stock issuable upon the achievement of performance goals in connection with share-based compensation awards have not been included in the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted loss per share.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Weighted average shares outstanding:
Basic	57,976,744	53,663,697	56,120,780	53,655,743
Net effect of potentially dilutive share-based compensation awards	79,979	—	58,929	74,638
Diluted	58,056,723	53,663,697	56,179,709	53,730,381

(13)                          Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 51.9% of consolidated net sales for the first three quarters of 2015 and 2014.  Our top ten customers accounted for approximately 51.6% and 51.7% of our consolidated trade accounts receivables as of October 3, 2015 and January 3, 2015, respectively.  Other than Wal-Mart, which accounted for 19.3% and 18.6% of our consolidated net sales for the first three quarters of 2015 and 2014, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2015 or 2014.  Other than Wal-Mart, which accounted for 15.6% and 16.7% of our consolidated trade accounts receivables as of October 3, 2015 and January 3, 2015, respectively, no single customer accounted for more than 10.0% of our consolidated

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)         Business Credit Concentrations and Geographic Information (Continued)

trade accounts receivables.  As of October 3, 2015, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first three quarters of 2015 and 2014, our sales to foreign countries represented approximately 3.6% and 3.3%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

Employee Stock Options.  The following table details our stock option activity for the first three quarters of fiscal 2015:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value

Outstanding at beginning of fiscal 2015	418,158	$30.94
Granted	133,172	$27.89
Exercised	—	N/A
Forfeited	—	N/A
Outstanding at end of third quarter of 2015	551,330	$30.20	9.3	$677
Exercisable at end of third quarter of 2015	—	—	—	—

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

(Unaudited)

(14)                          Share-Based Payments (Continued)

during the third quarter and first three quarters of 2015 and 2014 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Consolidated Statements of Operations Location	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Compensation expense included in cost of goods sold	$249	$115	$677	$609
Compensation expense included in selling, general and administrative expenses	938	271	3,027	1,519
Total compensation expense for share-based payments	$1,187	$386	$3,704	$2,128

As of October 3, 2015, there was $2.7 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.25 years and $2.4 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.5 years.

The following table details the activity in our non-vested performance share LTIAs for the first three quarters of 2015:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)

Beginning of fiscal 2015	380,977	(1)	$24.82
Granted	171,622		$23.86
Vested	(153,194)		$20.34
Forfeited	(4,541)		$27.63
End of first three quarters of 2015	394,864	(1)	$26.11

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

The following table details the number of shares of common stock issued by our company during the first three quarters of 2015 and 2014 upon the vesting of performance share long-term incentive awards and other share based compensation (dollars in thousands):

	Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014

Number of performance shares vested	153,194	342,576
Shares withheld to fund statutory minimum tax withholding	58,242	138,799
Shares of common stock issued for performance share long-term incentive awards	94,952	203,777
Shares of common stock issued to non-employee directors for annual equity grants	18,095	14,010
Total shares of common stock issued	113,047	217,787
Excess tax benefit recorded to additional paid in capital	$518	$2,356

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)                          Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Brand:(1)
Ortega(2)	$36,388	$35,272	$111,514	$105,485
Pirate Brands	23,501	22,902	65,289	63,599
Maple Grove Farms of Vermont	18,425	19,272	57,266	56,447
Cream of Wheat	15,251	13,977	43,946	42,549
Mrs. Dash	14,542	15,259	48,053	48,027
Bear Creek Country Kitchens(3)	13,065	13,908	32,601	19,277
Mama Mary’s(4)	8,492	—	8,492	—
Las Palmas(2)	8,326	8,289	25,434	24,558
Polaner	8,096	8,433	24,938	25,811
Bloch & Guggenheimer	5,769	5,637	19,747	19,965
New York Style	5,570	5,770	17,177	21,321
Underwood	4,985	4,884	14,067	14,043
Spring Tree(3)	4,712	5,107	14,824	8,787
Ac’cent	4,470	4,088	13,255	13,053
TrueNorth	3,925	5,051	14,031	16,232
B&M	3,789	3,559	14,796	15,668
Rickland Orchards	1,057	4,461	3,172	20,250
All other brands(5)	32,937	33,129	95,465	94,955
Total	$213,300	$208,998	$624,067	$610,027

(1)               Net sales for each brand includes branded net sales and, if applicable, any private label and food service net sales attributable to the brand.

(2)               During the first three quarters of 2015, net sales for Ortega and Las Palmas were negatively impacted by customer refunds of $1.2 million relating to the product recall announced in November 2014.  There was no impact during the third quarter of 2015.

(3)               We completed the Specialty Brands acquisition on April 23, 2014, including the Bear Creek Country Kitchens and Spring Tree brands.

(4)               We completed the Mama Mary’s acquisition on July 10, 2015.

(5)               Net sales for “All other brands” has been impacted by the acquisition of Cary’s, MacDonald’s, New York Flatbreads and Canoleo brands acquired as part of the Specialty Brands acquisition, which was completed on April 23, 2014.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended October 3, 2015 (third quarter and first three quarters of 2015) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2015 (fiscal 2014) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 4, 2015 (which we refer to as our 2014 Annual Report on Form 10-K).

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

On September 3, 2015, we entered into an agreement to acquire the Green Giant and La Sueur brands from General Mills, Inc. We expect the acquisition to close during the fourth quarter of 2015, subject to customary closing conditions.  We refer to the acquisition in this report as the pending Green Giant acquisition.

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

We have seen and expect to continue to see cost increases for raw materials in the marketplace during 2015.  However, we are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through the second quarter of fiscal 2016 and expect these costs to be relatively flat for us as compared to fiscal 2014.  During fiscal 2014, we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected.  In addition, should input costs begin to decline further, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first three quarters of 2015 and 2014, our net sales to foreign countries represented approximately 3.6% and 3.3%, respectively, of our total net sales.  We purchase the majority of our maple syrup requirements from suppliers located in Québec, Canada.  Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of each of 2015 and 2014 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.4%	69.8%	67.8%	68.7%
Gross profit	33.6%	30.2%	32.2%	31.3%

Selling, general and administrative expenses	12.8%	10.1%	11.1%	11.3%
Amortization expense	1.3%	1.7%	1.3%	1.6%
Impairment of intangible assets	0.0%	16.3%	—	5.6%
Gain on change in fair value of contingent consideration	—	—	—	(1.3)%
Operating income	19.5%	2.1%	19.8%	14.1%

Interest expense, net	5.3%	5.6%	5.4%	5.7%
Loss on extinguishment of debt	—	—	—	0.9%
Income (loss) before income tax expense (benefit)	14.2%	(3.5)%	14.4%	7.5%

Income tax expense (benefit)	4.9%	(1.4)%	5.1%	2.7%
Net income (loss)	9.3%	(2.1)%	9.3%	4.8%

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

Impairment of Intangible Assets.  Impairment of intangible assets represents a reduction of the carrying value of amortizable intangible assets to fair value when the carrying value of the assets is no longer recoverable.

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

Non-GAAP Financial Measures

Certain disclosures in this report include non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States (GAAP) in our consolidated balance sheets and related consolidated statements of operations, comprehensive income (loss) and cash flows.

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

A reconciliation of base business net sales and comparable base business net sales to reported net sales for the third quarter and first three quarters of 2015 and 2014 follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Reported net sales	$213,300	$208,998	$624,067	$610,027
Net sales from acquisitions(1)	(8,492)	—	(31,545)	—
Base business net sales	204,808	208,998	592,522	610,027
Net sales of Rickland Orchards(2)	(1,057)	(4,461)	(3,172)	(20,250)
Customer refunds related to recall(3)	—	—	1,225	—
Comparable base business net sales	$203,751	$204,537	$590,575	$589,777

(1)         Reflects net sales for Mama Mary’s and Specialty Brands for the portion of the third quarter and first three quarters of 2015 for which there is no comparable period of net sales during the same period in 2014. Mama Mary’s was acquired in July 2015 and Specialty Brands was acquired in April 2014.

(2)         Net sales were negatively impacted by the Rickland Orchards shortfall in the third quarter and first three quarters of 2015, a continuation of the weakness that caused the Company to impair the brand’s trademark and customer relationship intangible assets in 2014.

(3)         Reflects customer refunds relating to the Ortega and Las Palmas recall announced in November 2014.

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance.  We define EBITDA as net income (loss) before net interest expense (as defined above), income taxes, depreciation and amortization and loss on extinguishment of debt (as defined above). We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses), intangible asset impairment charges and related asset write-offs; gains or losses related to changes in the fair value of contingent liabilities from earn-outs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, non-cash intangible asset impairment charges and related asset write-offs, gains or losses related to changes in the fair value of contingent liabilities from earn-outs, loss on product recalls and distribution restructuring expenses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures.  As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related expenses, gains and losses and income taxes, intangible asset impairment charges and related asset write-offs, gains or losses related to changes in the fair value of contingent liabilities from earn-outs, loss on product recalls and distribution restructuring expenses. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA and adjusted EBITDA to net income (loss) and to net cash provided by operating activities for the third quarter and first three quarters of each of 2015 and 2014 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Net income (loss)	$19,815	$(4,413)	$58,130	$29,502
Income tax expense (benefit)	10,476	(2,830)	31,574	15,977
Interest expense, net	11,272	11,587	33,873	34,532
Depreciation and amortization	7,136	6,838	20,512	20,783
Loss on extinguishment of debt	—	—	—	5,748
EBITDA	48,699	11,182	144,089	106,542
Acquisition-related expenses	3,239	1,141	3,301	6,524
Impairment of intangible assets	—	34,154	—	34,154
Loss on disposal of inventory	—	2,978	—	2,978
Loss on product recall	—	—	1,868	—
Distribution restructuring expenses	1,172	—	1,172	—
Gain on change in fair value of contingent consideration	—	—	—	(8,206)
Adjusted EBITDA	53,110	49,455	150,430	141,992
Income tax (expense) benefit	(10,476)	2,830	(31,574)	(15,977)
Interest expense, net	(11,272)	(11,587)	(33,873)	(34,532)
Acquisition-related expenses	(3,239)	(1,141)	(3,301)	(6,524)
Loss on product recall	—	—	(1,868)	—
Distribution restructuring expenses	(1,172)	—	(1,172)	—
Deferred income taxes	4,405	(3,511)	13,638	5,083
Amortization of deferred financing costs and bond discount	875	879	2,631	2,907
Share-based compensation expense	1,187	386	3,704	2,128
Excess tax benefits from share-based compensation	—	27	(518)	(2,356)
Acquisition-related contingent consideration expense, including interest accretion	—	—	—	432
Changes in assets and liabilities	(4,283)	(12,790)	(11,400)	(32,464)
Net cash provided by operating activities	$29,135	$24,548	$86,697	$60,689

Third quarter of 2015 compared to the third quarter of 2014

Net Sales.  Net sales for the third quarter of 2015 increased $4.3 million, or 2.1%, to $213.3 million from $209.0 million for the third quarter of 2014. Net sales of the Mama Mary’s brand, acquired in July 2015, contributed $8.5 million to our net sales for the quarter.  Negatively impacting our net sales for the quarter was a $3.4 million decrease in net sales for Rickland Orchards compared to the third quarter of 2014, a continuation of the weakness that caused us to impair the brand’s trademark and customer relationship intangible assets in fiscal 2014.

Comparable base business net sales, which excludes the impact of the Mama Mary’s acquisition and the Rickland Orchards shortfall, decreased $0.8 million, or 0.4%, in the third quarter of 2015.  The $0.8 million decrease was attributable to a decrease in unit volume of $4.5 million, partially offset by an increase in net pricing of $3.7 million (due to increases in list prices and reduced promotional activity).

Approximately 79% of the net price increase was attributable to net price increases for our Ortega, Bear Creek, Mrs. Dash and Pirate Brands products of $1.5 million, $0.6 million, $0.4 million and $0.4 million, respectively.  See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the third quarter of 2015 and the third quarter of 2014 for each of our brands that exceed approximately 2% of our fiscal 2015 or fiscal 2014 net sales and for all other brands in the aggregate.  The following chart sets forth the most significant net sales increases and decreases by brand for our base business for the third quarter of 2015 as compared to the third quarter of 2014:

	Base Business and Comparable Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:

Cream of Wheat	$1.3	9.1%
Ortega	1.1	3.2%
Grandma’s	0.7	23.3%
Pirate Brands	0.6	2.6%

Rickland Orchards	(3.4)	(76.3)%
TrueNorth	(1.1)	(22.3)%
Bear Creek	(0.8)	(6.1)%
Maple Grove Farms of Vermont	(0.8)	(4.4)%
Mrs. Dash	(0.7)	(4.7)%

All other brands	(1.1)	(1.2)%
Base business net sales	$(4.2)	(2.0)%
Rickland Orchards	3.4
Comparable base business net sales	$(0.8)	(0.4)%

Gross Profit.  Gross profit for the third quarter of 2015 increased $8.5 million, or 13.5%, to $71.6 million from $63.1 million for the third quarter of 2014.  Gross profit expressed as a percentage of net sales increased to 33.6% in the third quarter of 2015 from 30.2% in the third quarter of 2014.  The 3.4 percentage point increase resulted primarily from price increases and lower delivery costs, partially offset by minor cost increases in commodities and packaging and the negative impact of the Canadian exchange rate on our net sales to Canada.  The increase in gross profit percentage year over year was also favorably impacted by the third quarter 2014 charge to cost of goods sold of approximately $3.0 million relating to a write-off of certain raw material and finished goods inventory used in the production of Rickland Orchards products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $6.1 million, or 29.0%, to $27.3 million for the third quarter of 2015 from $21.2 million for the third quarter of 2014.  This increase was primarily due to increases in acquisition-related expenses of $2.1million, warehousing expenses of $1.8 million (primarily related to restructuring activity), selling expenses of $0.8 million (including an increase of $0.9 million for salesperson compensation, slightly offset by a decrease in brokerage expenses) and other expenses of $1.5 million (primarily related to compensation).  These increases were slightly offset by a decrease of $0.1 million of consumer marketing expenses.  Expressed as a percentage of net sales, selling, general and administrative expenses increased 2.7 percentage points to 12.8% for the third quarter of 2015 from 10.1% for the third quarter of 2014.

Impairment of Intangible Assets. We did not have any impairment of intangible assets during the third quarter of 2015.  During the third quarter of 2014, we recognized non-cash impairment charges to intangible assets of $34.2 million relating to Rickland Orchards, including a $26.9 million charge for the impairment of amortizable trademarks and a $7.3 million charge for the impairment of customer relationship intangibles, due primarily to our reduced projections for net sales to the club channel for the core products of Rickland Orchards.

Amortization Expense.  Amortization expense decreased $0.7 million to $2.7 million for the third quarter of 2015 from $3.4 million for the third quarter of 2014.  The decrease was due to a reduction in the Rickland Orchards amortizable intangible assets recorded resulting from the impairment of the Rickland Orchards brand and customer relationship assets in fiscal 2014.

Operating Income.  As a result of the foregoing, including the significant impact of the non-cash impairment charges to intangible assets of $34.2 million relating to Rickland Orchards we recorded in the third quarter of 2014, operating income increased $37.2 million, or 856.8%, to $41.5 million for the third quarter of 2015 from $4.3 million for the third quarter of 2014.  Operating income expressed as a percentage of net sales increased to 19.5% in the third quarter of 2015 from 2.1% in the third quarter of 2014.

Net Interest Expense.  Net interest expense for the third quarter of 2015 decreased $0.3 million, or 2.7%, to $11.3 million from $11.6 million in the third quarter of 2014.  The decrease was primarily attributable to a decrease in our average debt outstanding.  See “—Liquidity and Capital Resources—Debt” below.

Income Tax Expense.  Income tax expense increased $13.3 million to $10.5 million for the third quarter of 2015 from an income tax benefit of $2.8 million for the third quarter of 2014. Our effective tax rate was 34.6% for the third quarter of 2015 and 39.1% for the third quarter of 2014.

First three quarters of 2015 compared to the first three quarters of 2014

Net Sales.  Net sales for the first three quarters of 2015 increased $14.1 million, or 2.3%, to $624.1 million from $610.0 million for the first three quarters of 2014.  Net sales of the Mama Mary’s brand, which we acquired in July 2015, contributed $8.5 million to the overall increase. Net sales of Specialty Brands, which we acquired in April 2014, contributed $23.1 million to the overall increase. Net sales were negatively impacted by the Rickland Orchards brand, whose net sales decreased by $17.1 million compared to the first three quarters of 2014, a continuation of the weakness that caused us to impair the brand’s trademark and customer relationship intangible assets in fiscal 2014.

Net sales of our Ortega products increased $6.0 million, or 5.7%.  The increase was attributable to an increase in net pricing of $3.7 million and an increase in unit volume due in part to customers restocking inventory of products affected by the Ortega and Las Palmas recall announced in November 2014, partially offset by $1.2 million of customer refunds relating to the recall.  Excluding the customer refunds relating to the recall, net sales of Ortega products increased $7.2 million, or 6.9%.

Comparable base business net sales, which excludes the impact of acquisitions, the Rickland Orchards shortfall and the Ortega and Las Palmas recall, increased $0.8 million, or 0.1%, for the first three quarters of 2015.  The $0.8 million increase was attributable to an increase in net pricing of $11.2 million (due to increases in list prices and reduced promotional activity), offset by a decrease in unit volume of $10.4 million.

Approximately 67% of the net price increase was attributable to net price increases for our Ortega, Cream of Wheat, Mrs. Dash and Polaner products of $3.7 million, $1.5 million, $1.3 million and $0.9 million, respectively.  See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first three quarters of 2015 and the first three quarters of 2014 for each of our brands that exceed approximately 2% of our fiscal 2015 or fiscal 2014 net sales and for all other brands in the aggregate.  The following chart sets forth the most significant net sales increases and decreases by brand for our base business for the first three quarters of 2015 as compared to the first three quarters of 2014:

	Base Business and Comparable Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:

Ortega	$6.0	5.7%
Pirate Brands	1.7	2.7%
Cream of Wheat	1.4	3.3%

Rickland Orchards	(17.1)	(84.3)%
New York Style	(4.1)	(19.4)%
TrueNorth	(2.2)	(13.6)%
Old London	(1.0)	(11.4)%

All other brands	(2.2)	(0.7)%
Base business net sales	$(17.5)	(2.9)%
Rickland Orchards	17.1
Customer refunds relating to recall	1.2
Comparable base business net sales	$0.8	0.1%

Gross Profit.  Gross profit for the first three quarters of 2015 increased $10.2 million, or 5.4%, to $201.0 million from $190.8 million for the first three quarters of 2014.  Gross profit expressed as a percentage of net sales increased to 32.2% in the first three quarters of 2015 from 31.3% in the first three quarters of 2014.  The 0.9 percentage point increase resulted primarily from price increases and lower delivery costs, partially offset by minor cost increases in commodities and packaging and the negative impact of the Canadian exchange rate.  The increase in gross profit percentage year over year was also favorably impacted by the third quarter 2014 charge to cost of goods sold of approximately $3.0 million relating to a write-off of certain raw material and finished goods inventory used in the production of Rickland Orchards products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.3 million, or 0.4%, to $69.4 million for the first three quarters of 2015 from $69.1 million for the first three quarters of 2014.  The increase was primarily due to increases in warehousing expenses of $3.2 million, selling expenses of $0.9 million (including an increase of $1.9 million for salesperson compensation, partially offset by a decrease in brokerage expenses of $1.2 million) and other expenses of $2.9 million (primarily related to compensation), partially offset by decreases in consumer marketing of $3.5 million (primarily related to a reduction in demo spending) and acquisition-related expenses of $3.2 million.  Expressed as a percentage of net sales, our selling, general and administrative expenses decreased 0.2 percentage points to 11.1% for the first three quarters of 2015 from 11.3% for the first three quarters of 2014.

Impairment of Intangible Assets. We did not have any impairment of intangible assets during the first three quarters of 2015.  During the first three quarters of 2014, we recognized non-cash impairment charges to intangible assets of $34.2 million relating to Rickland Orchards, including a $26.9 million charge for the impairment of amortizable trademarks and a $7.3 million charge for the impairment of customer relationship intangibles, due primarily to our reduced projections for net sales to the club channel for the core products of Rickland Orchards.

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

Amortization Expense.  Amortization expense decreased $1.9 million to $8.1 million for the first three quarters of 2015 from $10.0 million for the first three quarters of 2014 due to a reduction in the Rickland Orchards amortizable intangible assets recorded resulting from the impairment of the Rickland Orchards brand and customer relationship assets in fiscal 2014.

Operating Income.  As a result of the foregoing, including the significant impact of the non-cash impairment charges to intangible assets of $34.2 million relating to Rickland Orchards we recorded in the first three quarters of 2014, operating income increased $37.8 million, or 44.1%, to $123.6 million for the first three quarters of 2015 from $85.8 million for the first three quarters of 2014.  Operating income expressed as a percentage of net sales increased to 19.8% in the first three quarters of 2015 from 14.1% in the first three quarters of 2014.

Net Interest Expense.  Net interest expense for the first three quarters of 2015 decreased $0.6 million, or 1.9%, to $33.9 million from $34.5 million in the first three quarters of 2014.  The decrease was primarily attributable to a decrease in our average debt outstanding.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  We did not incur a loss on extinguishment of debt for the first three quarters of 2015. Loss on extinguishment of debt for the first three quarters of 2014 includes costs relating to the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder, including the write-off of deferred debt financing costs and unamortized discount of $5.4 million and $0.3 million, respectively.

Income Tax Expense.  Income tax expense increased $15.6 million to $31.6 million for the first three quarters of 2015 from $16.0 million for the first three quarters of 2014.  Our effective tax rate was 35.2% for the first three quarters of 2015 and 35.1% for the first three quarters of 2014.

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

Cash Flows.  Net cash provided by operating activities increased $26.0 million to $86.7 million for the first three quarters of 2015 from $60.7 million for the first three quarters of 2014.  The increase in net cash provided by operating activities in the first three quarters of 2015 as compared to the first three quarters of 2014 was due to higher net income and the favorable impact of a decrease in cash required to fund working capital in the first three quarters of 2015, as compared to the same period in 2014.

Net cash used in investing activities for the first three quarters of 2015 decreased $104.5 million to $63.7 million from $168.2 million for the first three quarters of 2014.  The decrease was primarily attributable to the net decrease in cash used to fund acquisitions, namely the Specialty Brands acquisition in the second quarter of 2014 and the Mama Mary’s acquisition in third quarter of 2015. A slight decrease in capital spending for the first three quarters of 2015 from the first three quarters of 2014 also contributed to the overall decrease.  Capital expenditures in the first three quarters of 2015 and 2014 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash provided by financing activities for the first three quarters of 2015 decreased $87.8 million to $21.6 million from $109.4 million for the first three quarters of 2014.  The decrease was primarily attributable to differences in the net effects of the issuance of common stock in the second quarter of 2015 and the refinancing of long-term debt completed during the second quarter of 2014.  See “—Debt” below.

Based on a number of factors, including amortization for tax purposes of our trademarks, goodwill and other intangible assets acquired in prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2014 as compared to our tax expense for financial reporting purposes.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2015 through 2029.  If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments.

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

For the first three quarters of 2015 and 2014, we had cash flows provided by operating activities of $86.7 million and $60.7 million, respectively, and distributed as dividends $56.2 million and $54.1 million, respectively. Beginning with the quarterly dividend declared on July 23, 2015 and payable on October 30, 2015, our board of directors increased the current dividend rate to $0.35 per share per quarter (or $1.40 per share per annum). We expect our aggregate dividend payments in fiscal 2015 to be approximately $76.5 million.

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

We financed our most recent acquisition, the Mama Mary’s acquisition completed in July 2015, with cash on hand from the proceeds of the public offering of common stock we completed in May 2015.  We expect to finance the pending Green Giant acquisition, which we expect to close in the fourth quarter of 2015, with additional indebtedness as described below.  The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity.

Debt

Amended and Restated Senior Secured Credit Agreement.  On October 2, 2015, we amended and restated our existing senior secured credit agreement dated as of June 5, 2014. The amendment provides for an incremental tranche B term loan facility to be made available under the amended and restated credit agreement to finance a portion of the purchase price for the pending Green Giant acquisition.  Subject to the satisfaction of customary conditions precedent set forth in the amended and restated credit agreement, we expect that $750 million of incremental tranche B term loans will be funded at the closing of the acquisition, which we expect to occur during the fourth quarter of 2015. We expect to fund the remainder of the purchase price, the closing inventory adjustment, initial working capital requirements and related fees and expenses for the pending Green Giant acquisition with additional revolving loans under the amended and restated credit agreement.

At October 3, 2015, $279.4 million of tranche A term loans were outstanding and no tranche B term loans or revolving loans were outstanding under our amended and restated senior secured credit agreement. The amended and restated credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.  At October 3, 2015, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $498.0 million.  Proceeds of the revolving credit facility may be used for general corporate purposes including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization.  $7.5 million was due and paid in fiscal 2014, $18.8 million is due and payable in fiscal 2015, of which $13.2 million has been paid as of October 3, 2015, $26.2 million is due and payable in fiscal 2016, $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019.  The tranche B term loans will mature on the seventh anniversary of the date of funding of the tranche B term loans and will be subject to amortization at the rate of 1% per year with the balance due and payable on the maturity date.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the amended and restated credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At the end of the third quarter of 2015, the revolving credit facility and the tranche A term loan interest rates were each approximately 2.21%.  Interest under the tranche B term loan facility will be determined based on alternative rates that we may choose in accordance with the amended and restated credit agreement, including a base rate per annum plus an applicable margin to be determined prior to the funding date, and LIBOR plus an applicable margin to be determined prior to the funding date.

For further information regarding our amended and restated senior secured credit agreement, including a description of optional and mandatory prepayment terms, and financial and restrictive covenants, see Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

Future Capital Needs

On October 3, 2015, our total long-term debt of $978.9 million, net of our cash and cash equivalents of $45.9 million, was $933.0 million.  Stockholders’ equity as of that date was $466.7 million.

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

We expect to make capital expenditures of approximately $20.0 million in the aggregate during fiscal 2015, $12.7 million of which were made during the first three quarters.

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

Inflation

We are currently locked into pricing and supply for a majority of our most significant commodities, other than maple syrup, through the second quarter of 2016 and expect these costs to be relatively flat for us as compared to fiscal 2014.  We expect to continue to manage inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices.  To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected.  In addition, should input costs decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

See Note 11, “Commitments and Contingencies,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of October 3, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first three quarters of 2015, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2014 Annual Report on Form 10-K.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At October 3, 2015, we had $700.0 million of fixed rate debt and $279.4 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at October 3, 2015, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $2.8 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of October 3, 2015 and January 3, 2015 are as follows (in thousands):

	October 3, 2015				January 3, 2015
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	—		—		34,000		34,000	(1)
Tranche A Term Loans due 2019	278,866	(2)	279,375	(1)	291,857	(2)	292,500	(1)
4.625% Senior Notes due 2021	700,000		675,500	(3)	700,000		675,500	(3)

(1)         Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)         The carrying values of the tranche A term loans are net of discount.  At October 3, 2015 and January 3, 2015, the face amounts of the tranche A term loans were $279.4 million and $292.5 million, respectively.

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

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first three quarters of 2015, our net sales to foreign countries represented approximately 3.6% of our total net sales.  During the first three quarters of 2014, our net sales to foreign countries represented approximately 3.3% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2015	B&G FOODS, INC.

	By:	/s/ Thomas P. Crimmins
Thomas P. Crimmins Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)