Form 10-K
period 2016-01-02
B&G Foods, Inc.
filed 2016-03-02
CIK 1278027

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

As filed with the Securities and Exchange Commission on March 2, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 2, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are affiliates of the registrant) as of July 2, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $1,657,528,468 (based on the $29.26 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

         As of March 2, 2016, the registrant had 58,040,242 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Selected designated portions of the registrant's definitive proxy statement to be filed on or before May 2, 2016 in connection with the registrant's 2016 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 2, 2016

PART I

Item 1.    Business.

Overview

        The terms "B&G Foods," "our," "we" and "us," as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended December 31, 2011, December 29, 2012, December 28, 2013, January 3, 2015 and January 2, 2016 as "fiscal 2011," "fiscal 2012," "fiscal 2013," "fiscal 2014" and "fiscal 2015," respectively. Our fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to December 31. Fiscal 2014 contained 53 weeks and fiscal 2015, 2013, 2012 and 2011 each contained 52 weeks.

        B&G Foods manufactures, sells and distributes a diverse portfolio of branded, high quality, shelf-stable and frozen food and household products across the United States, Canada and Puerto Rico. Many of our branded products have leading regional or national market shares. In general, we position our products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with institutional and food service sales and limited private label sales.

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
July 2015
Acquisition of Spartan Foods of America, Inc., and related entities, including the Mama Mary's brand, from Linsalata Capital Partners and certain other sellers, referred to as the "Mama Mary's acquisition" in the remainder of this document.
November 2015	Acquisition of the Green Giant and Le Sueur brands from General Mills, Inc., referred to as the "Green Giant acquisition" in the remainder of this document.

Products and Markets

        The following is a brief description of some of our brands and product lines:

        The Green Giant and Le Sueur brands trace their roots to Le Sueur, Minnesota in 1903, and the Minnesota Valley Canning Company. For more than 100 years, fresh and great-tasting Green Giant and Le Sueur vegetables have been grown and picked at the peak of perfection in the Valley of the Jolly Green Giant. In the remainder of this document, we generally refer to the Green Giant and Le Sueur brands collectively as the "Green Giant brand."

        The Ortega brand has been in existence since 1897; its products span the shelf-stable Mexican food segment including taco shells, tortillas, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products.

        Pirate Brands, which includes Pirate's Booty, Smart Puffs and Original Tings, originated in 1987 and offers baked, trans fat free and gluten free snacks. In 2014, Pirate Brands began offering several varieties of Pirate's Booty mac & cheese made with organic pasta and real cheese.

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

        The Mama Mary's brand was introduced in 1986 and is a leading brand of shelf-stable pizza crusts. Mama Mary's also offers pizza sauces and premium gourmet pepperoni slices.

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

        The New York Style brand was created in 1985 and includes Original Bagel Crisps, Pita Chips and Panetini Italian Toast.

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

        The Rickland Orchards brand was created in 2012 and its products include Greek yogurt coated bites.

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

        The Vermont Maid brand has been in existence since 1919 and offers maple-flavored syrups. Vermont Maid syrup is available in regular, sugar-free and sugar-free butter varieties.

        The Molly McButter brand created the butter-flavored sprinkles category in 1987. Molly McButter is available in butter and cheese flavors.

        The Canoleo brand is the first margarine made from 100% canola oil. It is an all-purpose margarine used for spreading, cooking and baking.

Food Industry

        The food industry is one of the United States' largest industries. It has been characterized by relatively stable sales growth, based largely on price and population increases. As large food companies with a presence in a variety of branded product categories seek tighter focus within their businesses, they have shed brands or an entire presence in non-core categories. They have also sold smaller brands to increase focus on the larger brands within their portfolios.

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

Sales, Marketing and Distribution.

        Overview.    We sell, market and distribute our products through a multiple-channel sales, marketing and distribution system to all major U.S. food channels, including sales and shipments to supermarkets, mass merchants, warehouse clubs, wholesalers, food service distributors and direct accounts, specialty food distributors, military commissaries and non-food outlets such as drug and dollar store chains. Certain of our brands, including Green Giant, Cream of Wheat, Ac'cent, Crock Pot seasoning mixes, Underwood, Polaner, Static Guard, Mrs. Dash, New York Style, Sugar Twin and Rickland Orchards, are also distributed to similar food channels in Canada. We sell, market and distribute our household brand, Static Guard, through the same sales, marketing and distribution system to many of the same customers who buy our food products as well as to other household product retailers and distributors.

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

        We have a national sales force that is capable of supporting our current brands and quickly integrating and supporting any newly acquired brands, including the recently acquired Green Giant brand.

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

        Distribution.    We distribute our products through a multiple-channel system that covers every class of customer nationwide. We believe that our distribution system for shelf-stable products has sufficient capacity to accommodate incremental product volume. See Item 2, "Properties" for a listing of our owned and leased distribution centers and warehouses. Two of our leased distribution centers are operated for us by a third party logistics provider. A third leased distribution center is currently being transitioned and will soon be operated by the same third party logistics provider. In Canada, Mexico and from time to time in the United States we also use public warehouse and distribution facilities.

        Warehousing and distribution for our recently acquired Green Giant products is currently being managed for us by General Mills pursuant to a one-year transition services agreement that expires on November 2, 2016. Following the completion of the transition period (which we may choose to terminate prior to the end of the scheduled transition period), we will transfer responsibility for warehousing and distribution of the shelf-stable Green Giant products to our existing distribution centers and third party logistics provider. We are also contemplating adding a fourth primary distribution center in the United States. However, due to the different demands of distribution for shelf-stable and frozen products, we plan to maintain separate distribution systems and are in the process of arranging for third parties to manage the warehousing and distribution of the frozen Green Giant products following the completion of the transition period.

Customers

        Our top ten customers accounted for approximately 52.3% of our net sales and 53.5% of our end of the year receivables for fiscal 2015. Other than Wal-Mart, which accounted for 20.4% of our fiscal 2015 net sales, no single customer accounted for 10.0% or more of our fiscal 2015 net sales. Other than Wal-Mart, which accounted for 19.3% of our receivables as of the end of fiscal 2015, no single customer accounted for more than 10.0% of our receivables as of the end of fiscal 2015. During fiscal 2015, 2014 and 2013, our net sales to foreign countries represented approximately 5.2%, 3.6% and 3.2%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada. The increase in net sales to foreign countries in fiscal 2015 was primarily attributable to the Green Giant acquisition completed on November 2, 2015. For fiscal 2016, Green Giant, which has significant net sales to Canada, is expected to increase our net sales to foreign countries to approximately 6.7% of our total net sales.

Seasonality

        Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons/weather or certain other annual events. In general, our sales are higher in the first and fourth quarters.

        We purchase most of the produce used to make our frozen and shelf-stable canned vegetables, pickles, relishes, peppers, tomatoes and other related specialty items during the months of June through October, and we generally purchase the majority of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

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

Raw Materials

        We purchase raw materials, including agricultural products, meat, poultry, flour, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. The principal raw materials for our products include corn, peas, broccoli, beans, maple syrup, wheat, corn, nuts, cheese, fruits, beans, tomatoes, peppers, meat, sugar, concentrates, molasses, spices and corn sweeteners. Vegetables for the Green Giant brand are primarily purchased under dedicated acreage supply contracts from a number of growers prior to each growing season with the remaining demand being sourced directly from third parties. We purchase certain other agricultural raw materials in bulk or pursuant to short-term supply contracts. Most of our agricultural products are purchased between April 1 and October 31. We also use packaging materials, particularly glass jars, cans, cardboard and plastic containers. The profitability of our business relies in substantial part on the prices we and our co-packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, currency exchange rates, natural disasters, weather conditions during the growing and harvesting seasons, water supply, general growing conditions, the effect of insects, plant diseases and fungi, and glass, metal and plastic prices.

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

Production

        Manufacturing.    We operate nine manufacturing facilities for our products. See Item 2, "Properties" for a listing of our manufacturing facilities.

        Co-Packing Arrangements.    In addition to our own manufacturing facilities, we source a significant portion of our products under "co-packing" arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Baker's Joy, Bear Creek Country Kitchens, Canoleo, Cream of Rice, Crock Pot, Green Giant, JJ Flats, Joan of Arc, Le Sueur, MacDonald's, Mrs. Dash, New York Flatbreads, Pirate Brands, Regina, Rickland Orchards, Spring Tree, Static Guard, Sugar Twin and TrueNorth products and certain B&G, Cary's, Cream of Wheat, Emeril's, Las Palmas and Ortega products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products, although we may experience short-term disturbances in our operations if we are required to change our co-packing arrangements unexpectedly.

        Approximately 60% of the recently acquired Green Giant products are co-packed for us by third-party manufacturers located in the United States, Canada, Europe and Peru. General Mills assigned to us as part of the Green Giant acquisition its rights and obligations under the co-packing agreements relating to those products. We manufacture approximately 30% of the Green Giant products in Irapuato, Mexico at a facility we acquired from General Mills as part of the Green Giant acquisition. The remaining Green Giant products are manufactured for us by General Mills at a General Mills facility located in Belvidere, Illinois pursuant to a two-year transition co-packing agreement that expires on November 2, 2017. During this transition period, we will evaluate shifting this production to either an existing B&G Foods manufacturing facility, a co-packer, or a combination of both.

Trademarks and Licensing Agreements

        Trademarks.    We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac'cent, B&G, B&G Sandwich Toppers, B&M, Baker's Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary's, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril's, Grandma's, Greek on the go!, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald's, Mama Mary's, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Original Tings, Ortega, Pirate's Booty, Polaner, Regina, Rickland Orchards, Sa-són, Sclafani, Smart Puffs, Spring Tree, Static Guard, Sugar Twin, Trappey's, TrueNorth, Underwood, Vermont Maid and Wright's.

        Inbound License Agreements.    From time to time we enter into in-bound licensing agreements. For example, we sell our Emeril's brand products pursuant to a license agreement with Sequential Brands Group, Cream of Wheat Cinnabon®, a co-branded product, pursuant to a licensing agreement with Cinnabon, Inc. and Crock Pot® Seasoning Mixes pursuant to a licensing agreement with Sunbeam Products, Inc. dba Jarden Consumer Solutions. In addition, from time to time, our Pirate Brands products, Cream of Wheat products and products of certain other of our brands license from third parties, a variety of trademarks, including various Disney, Marvel and Nickelodeon characters.

        Outbound License Agreements.    We also enter from time to time enter into outbound license agreements for our trademarks. For example, the Green Giant trademark is licensed to third parties for use in connection with their sale of fresh produce in the United States and Europe. We also license the Green Giant name to General Mills for use with its sale of frozen and shelf stable products in Europe, Asia and in various other locations outside of the United States and Canada.

Employees and Labor Relations

        As of January 2, 2016, our workforce consisted of 2,003 employees. Of that total, 1,824 employees were engaged in manufacturing, 78 were engaged in marketing and sales, 63 were engaged in warehouse and distribution and 38 were engaged in administration. Approximately 55% of our employees, located at three facilities in the United States and one facility in Mexico, are covered by collective bargaining agreements. The agreements covering employees at the three facilities in the United States, which vary in term depending on the location, expire on April 29, 2017 (Portland, Maine; Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO,

Local No. 334), March 31, 2016 (Stoughton, Wisconsin; Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695) and March 31, 2020 (Roseland, New Jersey; International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863). There are two unions representing employees at our facility in Mexico, (1) the Industrial Union of Stevedore Workers, Cargo Transport Operators and Similar from the Mexican Republic and (2) the Union of Agriculture Workers at the Service of the Region, and our collective bargaining agreements with these two unions do not expire, however, certain terms of the agreements must be reviewed periodically. The collective bargaining agreement covering our Stoughton facility, which covers approximately 178 employees, is the only collective bargaining agreement expiring in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Stoughton facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Environmental Matters

        Environmental Sustainability.    As part of our commitment to being a good corporate citizen, we consider environmental sustainability to be an important strategic focus area. For instance, our manufacturing operations have a variety of initiatives in place to reduce energy usage, conserve water, improve wastewater management, reduce packaging and where possible use recycled and recyclable packaging. We continue to evaluate and modify our manufacturing and other processes on an ongoing basis to further reduce our impact on the environment, conserve water and reduce waste.

        Environmental Laws and Regulations.    We are also subject to environmental laws and regulations in the normal course of business. We have not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations. Based on our experience to date, we believe that the future cost of compliance with existing environmental laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. However, we cannot predict what environmental laws or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental laws or regulations or to respond to such environmental claims.

Available Information

        Under the Securities Exchange Act of 1934, as amended, we are required to file with or furnish to the SEC annual, quarterly and current reports, proxy and information statements and other information. You may read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1.800.SEC.0330 for further information about the public reference room. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

        We make available, free of charge, through the investor relations section of our web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, filed with or furnished to the SEC as soon as reasonably practicable after they are filed or furnished to the SEC. The address for the investor relations section of our web site is http://ir.bgfoods.com.

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

        Our largest customer, Wal-Mart, accounted for 20.4% of our fiscal 2015 net sales, and our ten largest customers together accounted for approximately 52.3% of our fiscal 2015 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

        We purchase agricultural products, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices. During the past three years, our cost saving measures and sales price increases substantially offset increases to our raw material, ingredient and packaging costs. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

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

We may have difficulties integrating acquisitions or identifying new acquisitions.

        A major part of our strategy is to grow through acquisition. We completed the Mama Mary's acquisition and the Green Giant acquisition in July 2015 and November 2015, respectively, and we expect to pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater than anticipated amount of trade, promotional and capital spending. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management's attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We may be faced with a disruption in sales of certain of our Green Giant products if we are unable to timely complete a capital project to move production of those products from a General Mills manufacturing facility to one of our manufacturing facilities or a co-packer.

        Approximately 10% of our Green Giant products are manufactured for us by General Mills utilizing equipment we acquired as part of the Green Giant acquisition and currently located in a General Mills facility in Belvidere, Illinois, pursuant to a two-year transition co-packing agreement that expires on November 2, 2017. During fiscal 2016, we anticipate initiating a capital project to relocate the acquired Belvidere manufacturing equipment to either an existing B&G Foods manufacturing facility, a co-packer, or a combination of both. We anticipate that the project will be completed in fiscal 2017; however, if there are any unanticipated delays in the completion of the capital project and our existing inventories of those Green Giant products at the end of the transition period are insufficient to meet customer demand, we may face a material disruption in sales that could have a material adverse effect on our financial condition, results of operations and liquidity.

We have substantial indebtedness, which could restrict our ability to pay dividends and impact our financing options and liquidity position.

        At January 2, 2016, we had total long-term indebtedness of $1,763.8 million (before debt discount), including $1,063.8 million principal amount of senior secured indebtedness and $700.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indenture governing our senior notes (which we refer to as the senior notes indenture) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

        Our $500.0 million revolving credit facility and our $273.8 million of tranche A term loan borrowings mature on June 5, 2019, our $750.0 million of tranche B term loan borrowings mature on November 2, 2022 and our $700.0 million of senior notes mature on June 1, 2021. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

        Severe weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of the raw materials that we use for our products. Our maple syrup products, for instance, are particularly susceptible to severe freezing conditions in Québec, Canada and Vermont during the season in which maple syrup is produced. Our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico is located in a region affected by water scarcity and restrictions on usage. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their supplies. If our supplies of raw materials are reduced, we may not be able to find supplemental supply sources on favorable terms or at all, which could adversely affect our business and operating results.

Climate change, water scarcity or legal, regulatory, or market measures to address climate change or water scarcity, could negatively affect our business and operations.

        In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products. We may also be subjected to decreased availability or less favorable pricing for water as a result of such change, which could impact our manufacturing and distribution operations. For example, our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico is already affected by water scarcity in that region of Mexico. Any further restrictions on, or loss of, water rights due to water scarcity, water rights violations or otherwise for our Irapuato manufacturing facility could have a material adverse effect on our business and operating results.

        The increasing concern over climate change also may result in more regional, federal and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy and resource efficiency, we may experience significant increases in our manufacturing and distribution costs. In particular, increasing regulation of fuel emissions could substantially increase the supply chain and distribution costs associated with our products. As a result, climate change or increased concern over climate change could negatively affect our business and operations.

Most of our products are sourced from single manufacturing sites, which means disruptions in our or our co-packers operations for any number of reasons could have a material adverse effect on our business.

        Our products are manufactured at many different manufacturing facilities, including our nine manufacturing facilities and manufacturing facilities operated by our co-packers. However, in most cases, individual products are produced only at a single location. If any of these manufacturing locations experiences a disruption for any reason, including a work stoppage, power failure, fire, or weather related condition or natural disaster, etc., this could result in a significant reduction or elimination of the availability of some of our products. If we were not able to obtain alternate production capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Our operations are subject to numerous laws and governmental regulations, exposing us to potential claims and compliance costs that could adversely affect our business.

        Our operations are subject to extensive regulation by the FDA, the USDA, the FTC, the CPSC, the United States Department of Labor, the Environmental Protection Agency and various other federal, state, local and foreign authorities. We are also subject to U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the Foreign Corrupt Practices Act (FCPA). Any changes in these laws and regulations, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted could increase the cost of developing, manufacturing and distributing our products or otherwise increase the cost of conducting our business, or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. In addition, failure by us to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. See Item 1, "Business—Government Regulation" and "—Environmental Matters."

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

        We purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs may not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada.

Our operations in foreign countries are subject to political, economic and foreign currency risk.

        Our relationships with foreign suppliers and co-packers as well as our manufacturing location in Irapuato, Mexico also subject us to the risks of doing business outside the United States. The countries from which we source our raw materials and certain of our finished goods may be subject to political and economic instability, and may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject, including restrictions on the transfer of funds to and from foreign countries or the nationalization of operations. Our products are subject to import duties and other restrictions, and the U.S. government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject, including restrictions on the transfer of funds to and from foreign countries. In addition, changes in respective wage rates among the countries from which we and our competitors source product could substantially impact our competitive position. Changes in exchange rates, import/export duties or relative international wage rates applicable to us or our competitors could adversely impact our business, financial condition and results of operations. These changes may impact us in a different manner than our competitors.

        Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Canadian dollar and the Mexican peso. For example, our foreign sales are primarily to customers in Canada. Net sales in Canada accounted for 4.1% of our total net sales in 2015 and the percentage of our net sales in Canada in 2016 are expected to increase to approximately 5.9% with the full year impact of the addition of Green Giant. Although our sales for export to other countries are generally denominated in U.S. dollars, our sales to Canada are generally denominated in Canadian dollars. As a result, our net sales to Canada are subject to the effect of foreign currency fluctuations, and these fluctuations could have an adverse impact on operating results. From time to time, we may enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

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

        We maintain three defined benefit pension plans that cover approximately one quarter of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interests rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense" and Note 12, "Pension Benefits," to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

        As of January 2, 2016, approximately 55% of our 2,003 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. We are currently in negotiations for a new collective bargaining agreement to replace the existing collective bargaining agreement for our Stoughton, Wisconsin manufacturing facility, which covers approximately 178 employees, that is scheduled to expire on March 31, 2016. However, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Stoughton facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If prior to the expiration of the collective bargaining agreement for the Stoughton facility or prior to the expiration of any of our other existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

        We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $1,133.0 million between 2016 and 2030. The expected annual deductions are approximately $101.6 million per year for fiscal 2016 through 2017, approximately $99.0 million for fiscal 2018, approximately $94.5 million per year for fiscal 2019, approximately $93.2 million for fiscal 2020, approximately $90.1 million for fiscal 2021, approximately $79.1 million for fiscal 2022, approximately $76.9 million per year for fiscal 2023 through 2024, approximately $76.7 million for fiscal 2025, approximately $74.8 million for fiscal 2026, approximately $55.1 million for fiscal 2027, approximately $46.4 million for fiscal 2028, approximately $36.6 for fiscal 2029 and approximately $30.5 million for fiscal 2030. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

A change in the assumptions used to value our goodwill or our unamortizable intangible assets could negatively affect our consolidated results of operations and net worth.

        Our total assets include substantial goodwill and unamortizable intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or unamortizable intangibles might be impaired. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing our company's market capitalization with our company's carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference. We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators. Estimating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2015, 2014 and 2013 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, an interim impairment analysis relating to one of our brands performed during fiscal 2014, resulted in our company recording non-cash impairment charges to amortizable trademarks and customer relationship intangibles for the brand of $26.9 million and $7.3 million, respectively, during fiscal 2014, which is recorded in "Impairment of intangible assets" on the accompanying consolidated statement of operations for fiscal 2014. If operating results for that brand continue to deteriorate, or if operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or unamortizable intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located at Four Gatehall Drive, Parsippany, NJ 07054. Our manufacturing facilities are generally located near major customer markets and raw materials. Of our nine manufacturing facilities, seven are owned and two are leased. Management believes that our manufacturing facilities have sufficient capacity to accommodate our planned growth. Listed below are our manufacturing facilities and the principal warehouses, distribution centers and offices that we own or lease.

Facility Location	Owned/Leased	Description
Irapuato, Mexico	Owned	Manufacturing/Warehouse
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Owned	Manufacturing/Warehouse
St. Evariste, Québec	Owned	Storage Facility
Parsippany, New Jersey	Leased	Corporate Headquarters
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Spartanburg, South Carolina	Leased	Manufacturing/Warehouse
Lebanon, Tennessee	Leased	Distribution Center
Houston, Texas	Leased	Distribution Center
Easton, Pennsylvania	Leased	Distribution Center
Le Sueur, Minnesota	Owned	Research Center
Bentonville, Arkansas	Leased	Sales Office

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

	High	Low
Fiscal 2015
Fourth Quarter	$38.25	$34.00
Third Quarter	$37.78	$28.12
Second Quarter	$32.67	$28.37
First Quarter	$31.68	$27.41
Fiscal 2014
Fourth Quarter	$31.69	$27.03
Third Quarter	$33.13	$27.09
Second Quarter	$34.63	$29.75
First Quarter	$34.20	$27.35

Holders

        According to the records of our transfer agent, we had 42 holders of record of our common stock as of February 22, 2016, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

        Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company's common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from January 1, 2011 to January 2, 2016, assuming the investment of $100 on January 1, 2011 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company's common stock price relative to the noted indices and is not necessarily indicative of future price performance.

 Comparison of 5 Year Cumulative Total Return
Among B&G Foods, Inc. Common Stock, the Russell 2000 Index
and the S&P Packaged Foods & Meats Index

	1/1/2011*	12/31/2011	12/29/2012	12/28/2013	1/3/2015	1/2/2016
B&G Foods, Inc. (NYSE: BGS)	$100.00	183.09	218.68	278.94	255.27	314.23
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
S&P Packaged Foods & Meats Index	100.00	117.19	129.37	169.26	188.75	221.57

*
$100 invested on January 1, 2011 in B&G Foods' common stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

        For fiscal 2015 and fiscal 2014, we had cash flows from operating activities of $128.5 million and $99.1 million, respectively, and distributed $76.5 million and $72.4 million as dividends, respectively. At our current dividend rate of $1.68 per share per annum, we expect our aggregate dividend payments in 2016 to be approximately $93.4 million.

        The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2015 and 2014:

	Fiscal 2015	Fiscal 2014
Fourth Quarter	$0.35	$0.34
Third Quarter	$0.35	$0.34
Second Quarter	$0.34	$0.34
First Quarter	$0.34	$0.34

        Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder's adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2015 and fiscal 2014, 37.7% and 66.6%, respectively, of distributions paid on common stock will be treated as a return of capital and 62.3% and 33.4%, respectively, will be treated as a taxable dividend paid from earnings and profits.

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

        Excess cash is defined in our senior notes indenture and under the terms of our credit agreement. Excess cash is calculated as "consolidated cash flow," as defined in the indenture and under the terms of our credit agreement (which, in each case, allows for certain adjustments and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, excess tax benefit from issuance of LTIA shares, certain repayment of indebtedness and the cash portion of restructuring charges.

        In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indenture. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

  •
  a "consolidated interest coverage ratio" (defined as the ratio of our adjusted EBITDA for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.0; and

  •
  a "consolidated leverage ratio" (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) of not more than 7.00 to 1.00 through the fourth quarter of 2015; 6.75 to 1.00 for the first quarter of 2016 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter.

Recent Sales of Unregistered Securities

        We did not issue any unregistered securities in fiscal 2015.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2015.

Item 6.    Selected Financial Data.

        The following selected historical consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the fiscal years ended January 2, 2016 (fiscal 2015), January 3, 2015 (fiscal 2014), December 28, 2013 (fiscal 2013), December 29, 2012 (fiscal 2012) and December 31, 2011 (fiscal 2011) have been derived from our audited consolidated financial statements.

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data(1):
Net sales(2)	$966,358	$848,017	$724,973	$633,812	$543,866
Cost of goods sold(3)	676,794	600,246	482,050	410,469	366,090

Gross profit	289,564	247,771	242,923	223,343	177,776
Selling, general and administrative expenses(4)	105,939	93,033	79,043	66,212	57,618
Amortization expense(5)	11,255	12,692	9,884	8,126	6,679
Impairment of intangible assets(6)	—	34,154	—	—	—
Gain on change in fair value of contingent consideration(7)	—	(8,206)	—	—	—

Operating income	172,370	116,098	153,996	149,005	113,479
Interest expense, net(8)	51,131	46,573	41,813	47,660	36,675
Loss on extinguishment of debt(9)	—	5,748	31,291	10,431	—

Income before income tax expense	121,239	63,777	80,892	90,914	76,804
Income tax expense	52,149	22,821	28,549	31,654	26,561

Net income	$69,090	$40,956	$52,343	$59,260	$50,243

Earnings per share data:
Weighted average basic common shares outstanding	56,585	53,658	52,998	49,239	47,856
Weighted average diluted common shares outstanding	56,656	53,747	53,182	49,557	48,541
Cash dividends declared per common share	$1.38	$1.36	$1.23	$1.10	$0.86
Basic earnings per common share	$1.22	$0.76	$0.99	$1.20	$1.05
Diluted earnings per common share	$1.22	$0.76	$0.98	$1.20	$1.04
Other Financial Data(1):
Net cash provided by operating activities	$128,479	$99,126	$114,910	$100,528	$72,033
Capital expenditures	(18,574)	(19,025)	(14,649)	(10,637)	(10,556)
Cash payments for acquisition of businesses	(873,811)	(154,277)	(247,281)	(62,667)	(326,000)
Net cash provided by (used in) financing activities	767,444	71,619	131,828	(24,744)	182,575
EBITDA(10)	$201,023	$143,532	$178,073	$167,858	$129,708
Ratio of earnings to fixed charges(11)	3.3x	2.3x	2.8x	2.8x	3.0x
Senior debt / EBITDA(12)	8.8x	7.2x	4.9x	3.8x	5.6x
Total debt / EBITDA	8.8x	7.1x	4.9x	3.8x	5.6x
EBITDA / cash interest expense(13)	4.3x	3.4x	4.8x	3.9x	4.1x
Consolidated Balance Sheet Data (at end of period)(1):
Cash and cash equivalents	$5,246	$1,490	$4,107	$19,219	$16,738
Total assets	2,571,715	1,649,353	1,484,343	1,191,968	1,132,923
Total debt	1,759,616	1,025,857	870,885	637,689	720,107
Total stockholders' equity	$457,685	$337,995	$378,363	$361,175	$235,547

(1)
We completed the Green Giant acquisition from General Mills, Inc., on November 2, 2015. We completed the Mama Mary's acquisition from Linsalata Capital Partners and certain other sellers on July 10, 2015. We completed the Specialty Brands acquisition from affiliates of American Capital, Ltd., and certain individual sellers, on April 23, 2014. We completed the Rickland Orchards acquisition from Natural Instincts LLC on October 7, 2013. We completed the Pirate Brands acquisition from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals, on July 8, 2013. We completed the TrueNorth acquisition from DeMet's Candy Company on May 6, 2013. We completed the New York Style acquisition from Chipita America on October 31, 2012. We completed the Mrs. Dash acquisition from Unilever on November 30, 2011. Each of these acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.

(2)
Fiscal 2015, 2013, 2012 and 2011 each contained 52 weeks and fiscal 2014 contained 53 weeks. Net sales for fiscal 2015 and fiscal 2014 were negatively impacted by $1.2 million and $4.1 million, respectively, of customer refunds, net of insurance recoveries, related to our November 2014 voluntary recall of certain Ortega and Las Palmas products.

(3)
Cost of goods sold for fiscal 2015 includes $6.1 million of amortization of acquisition-related inventory fair value step-up (for certain Green Giant inventory acquired and sold during the period) and $0.5 million of charges, net of insurance recoveries, related to the Ortega and Las Palmas recall. Fiscal 2014 includes $8.2 million of inventory write-off and other cost of goods sold charges, net of insurance recoveries, related to the Ortega and Las Palmas recall and a $4.5 million loss on disposal of inventory related to the impairment of Rickland Orchards.

(4)
Selling, general and administrative expenses for fiscal 2015 include $6.1 million of acquisition-related expenses for the Green Giant and Mama Mary's acquisitions, $2.7 million of distribution restructuring expenses and $0.2 million of administrative expenses, net of insurance recoveries, related to the Ortega and Las Palmas recall. Selling, general and administrative expenses for fiscal 2014 include $7.3 million of acquisition-related expenses for the Specialty Brands, Rickland Orchards and Pirate Brands acquisitions and $0.5 million of administrative expenses, net of insurance recoveries, related to the Ortega and Las Palmas recall. Selling, general and administrative expenses for fiscal 2013 include $5.9 million of acquisition-related expenses for the Rickland Orchards, TrueNorth and Pirate Brands acquisitions partially offset by a gain of $1.5 million relating to a legal settlement. Selling, general and administrative expenses for fiscal 2012 include $1.2 million of acquisition-related expenses for the New York Style acquisition. Selling, general and administrative expenses for fiscal 2011 include $1.4 million of acquisition-related expenses for the Mrs. Dash acquisition.

(5)
Amortization expense includes the amortization of customer relationships, amortizable trademarks and other intangible assets acquired in the Green Giant, Mama Mary's, Specialty Brands, Rickland Orchards, Pirate Brands, TrueNorth, New York Style, Mrs. Dash, Don Pepino and prior acquisitions.

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

(10)
EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt (see (9) above). We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses and amortization of acquired inventory fair value step-up); intangible asset impairment charges and related asset write-offs; gains or losses related to changes in the fair value of contingent liabilities from earn-outs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, non-cash intangible asset impairment charges and related asset write-offs, gains or losses related to changes in the fair value of contingent liabilities from earn-outs, loss on product recalls and distribution restructuring expenses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

  EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to operating income or net income or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity's ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity's profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related expenses, gains and losses and income taxes, intangible asset impairment charges and related asset write-offs, gains or losses related to changes in the fair value of contingent liabilities from earn-outs , loss on product recalls and distribution restructuring expenses. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

  A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2015, 2014, 2013, 2012 and 2011 along with the components of EBITDA and adjusted EBITDA follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(In thousands)
Net income	$69,090	$40,956	$52,343	$59,260	$50,243
Income tax expense	52,149	22,821	28,549	31,654	26,561
Interest expense, net(A)	51,131	46,573	41,813	47,660	36,675
Depreciation and amortization	28,653	27,434	24,077	18,853	16,229
Loss on extinguishment of debt(B)	—	5,748	31,291	10,431	—

EBITDA	201,023	143,532	178,073	167,858	129,708
Acquisition-related expenses	6,118	7,315	5,932	1,159	1,418
Amortization of acquisition-related inventory step-up(C)	6,127	—	—	—	—
Impairment of intangible assets(C)	—	34,154	—	—	—
Loss on disposal of inventory(D)	—	4,535	—	—	—
Loss on product recall, net of insurance recoveries(E)	1,868	12,798	—	—	—
Distribution restructuring expenses(F)	2,665	—	—	—	—
Gain on change in fair value of contingent consideration(G)	—	(8,206)	—	—	—

Adjusted EBITDA	217,801	194,128	184,005	169,017	131,126
Income tax expense	(52,149)	(22,821)	(28,549)	(31,654)	(26,561)
Interest expense, net(A)	(51,131)	(46,573)	(41,813)	(47,660)	(36,675)
Acquisition-related expenses	(6,118)	(7,315)	(5,932)	(1,159)	(1,418)
Amortization of acquisition-related inventory step-up	(6,127)	—	—	—	—
Loss on product recall, net of insurance recoveries	(1,868)	(12,798)	—	—	—
Distribution restructuring expenses	(2,665)	—	—	—	—
Distribution restructuring fixed asset write-off(H)	(107)	—	—	—	—
Deferred income taxes	29,152	13,855	20,800	15,295	13,529
Amortization of deferred financing costs and bond discount	3,900	3,790	4,400	5,028	2,251
Realized gain on interest rate swap(A)	—	—	—	—	(612)
Reclassification to net interest expense for interest rate swap(A)	—	—	—	—	3,669
Share-based compensation expense	5,817	2,235	3,935	3,777	4,098
Excess tax benefits from share-based compensation	(539)	(2,356)	(4,192)	(8,031)	(1,047)
Acquisition-related contingent consideration expense, including interest accretion	—	432	208	—	—
Changes in assets and liabilities, net of effects of business combinations	(7,487)	(23,451)	(17,952)	(4,085)	(16,327)

Net cash provided by operating activities	$128,479	$99,126	$114,910	$100,528	$72,033

(A)
See footnote (8) above.

(B)
See footnote (9) above.

(C)
See footnote (6) above.

(D)
Represents a loss on disposal of inventory related to the impairment of Rickland Orchards. See footnote (6) above.

(E)
See Note 13, "Commitments and Contingencies—Ortega and Las Palmas Recall," to our consolidated financial statements in Part II, Item 8 of this report, for detailed information.

(F)
Distribution restructuring expenses for fiscal 2015 includes expenses relating to our transitioning of the operations of our three primary distribution centers to a third party logistics provider. We expect this transition and the incurrence of related distribution restructuring expenses to be completed during the first half of 2016.

(G)
See footnote (7) above.

(H)
See footnote (F) above.
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

(12)
As of the end of each fiscal year presented, senior debt is defined as the face amount of all of our outstanding debt.

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(In thousands, except ratios)
Current and former senior secured credit agreement:
Revolving credit facility	$40,000	$34,000	$40,000	$25,000	$—
Tranche A term loan due 2016	—	—	131,250	144,375	150,000
Tranche A term loan due 2019	273,750	292,500	—	—	—
Tranche B term loan due 2018	—	—	—	223,313	225,000
Tranche B term loan due 2022	750,000	—	—	—	—
7.625% senior notes due 2018	—	—	—	248,500	350,000
4.625% senior notes due 2021	700,000	700,000	700,000	—	—

Senior debt	$1,763,750	$1,026,500	$871,250	$641,188	$725,000

EBITDA	$201,023	$143,532	$178,073	$167,858	$129,708
Senior debt / EBITDA	8.8x	7.2x	4.9x	3.8x	5.6x

Adjusted EBITDA	$217,801	$194,128	$184,005	$169,017	$131,126
Senior debt /adjusted EBITDA	8.1x	5.3x	4.7x	3.8x	5.5x
(13)
Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount, unrealized loss on an interest rate swap, realized gain on the interest rate swap and reclassification to net interest expense of a portion of the amount recorded in accumulated other comprehensive loss related to an interest rate swap.

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(In thousands, except ratios)
Interest expense, net	$51,131	$46,573	$41,813	$47,660	$36,675
Amortization of deferred financing and bond discount	(3,900)	(3,790)	(4,400)	(5,028)	(2,251)
Realized gain on interest rate swap	—	—	—	—	612
Reclassification to interest expense, net	—	—	—	—	(3,669)

Cash interest expense	$47,231	$42,783	$37,413	$42,632	$31,367

EBITDA	$201,203	$143,532	$178,073	$167,858	$129,708
EBITDA / cash interest expense	4.3x	3.4x	4.8x	3.9x	4.1x

Adjusted EBITDA	$217,801	$194,128	$184,005	$169,017	$131,126
Adjusted EBITDA / cash interest expense	4.6x	4.5x	4.9x	4.0x	4.2x

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

General

        We manufacture, sell and distribute a diverse portfolio of branded, high quality, shelf-stable and frozen foods and household products, many of which have leading regional or national market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with institutional and food service sales and limited private label sales.

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

        Since 1996, we have successfully acquired and integrated more than 40 brands into our company. Most recently, on November 2, 2015, we completed the acquisition of the Green Giant and Le Sueur brands from General Mills, Inc. On July 10, 2015, we acquired Spartan Foods of America, Inc., and related entities, including the Mama Mary's brand, from Linsalata Capital Partners and certain other sellers. On April 23, 2014, we completed the acquisition of Specialty Brands of America, Inc., including the Bear Creek Country Kitchens, Spring Tree, Cary's, MacDonald's, New York Flatbreads and Canoleo brands, from affiliates of American Capital, Ltd. and certain individuals. On October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC. On July 8, 2013, we completed the acquisition of Pirate Brands, LLC, including the Pirate's Booty, Smart Puffs and Original Tings brands, from affiliates of VMG Partners and Driven Capital Management and certain other entities and individuals. And on May 7, 2013, we acquired the TrueNorth nut cluster brand from DeMet's Candy Company. We refer to these acquisitions in this report as the "Green Giant acquisition," "Mama Mary's acquisition," "Specialty Brands acquisition," "Rickland Orchards acquisition," "Pirate Brands acquisition" and "TrueNorth acquisition," respectively. Each of these six recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

        We expect cost increases for raw materials in the marketplace during 2016 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through fiscal 2016 at a cost increase of less than 1% of cost of goods sold. During fiscal 2015, we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, should input costs begin to decline further, customers may look for price reductions in situations where we have locked into purchases at higher costs.

        Consolidation in the Retail Trade and Consequent Inventory Reductions.    As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. These customers are also reducing their inventories and increasing their emphasis on private label products.

        Changing Consumer Preferences.    Consumers in the market categories in which we compete frequently change their taste preferences, dietary habits and product packaging preferences.

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

        Fluctuations in Currency Exchange Rates.    Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2015, 2014 and 2013, our net sales to foreign countries represented approximately 5.2%, 3.6% and 3.2%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

        To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Critical Accounting Policies; Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; the fair value of contingent consideration liabilities; and the accounting for share-based compensation expense. Actual results could differ significantly from these estimates and assumptions.

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

        Calculating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2015, 2014 and 2013 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, materially different assumptions regarding the future performance of our businesses could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or unamortizable intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

  Pension Expense

        We have defined benefit pension plans covering approximately one quarter of our employees. Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2015 and 2014, we made total pension contributions to our pension plans of $3.5 million and $1.8 million, respectively. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2015 and beyond.

        Our discount rate assumption for our three defined benefit plans changed from 3.882% at January 3, 2015 to 4.225% at January 2, 2016. While we do not presently anticipate a change in our fiscal 2016 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.3 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.2 million. We expect to make $3.5 million of defined benefit pension plan contributions during fiscal 2016.

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

Product Recall

        On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products' ingredient statements. A significant majority of the costs of this recall were incurred in the fourth quarter of 2014. The cost impact of this recall during fiscal 2015 was $1.9 million, of which $1.2 million was recorded as a decrease in net sales related to customer refunds; $0.5 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.2 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs. The charges we recorded are based upon costs incurred to date. We do not expect any future expenses related to this recall to be material.

        The cost impact of this recall during fiscal 2014 (not including lost sales during the period of time production and distribution of the affected products were suspended), net of insurance recoveries of $5.0 million (received in fiscal 2015), was $12.8 million, of which $4.1 million was recorded as a decrease in net sales related to customer refunds; $8.2 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.5 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs.

Results of Operations

        The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Statement of Operations:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.0%	70.8%	66.5%

Gross profit	30.0%	29.2%	33.5%
Selling, general and administrative expenses	11.0%	11.0%	10.9%
Amortization expense	1.2%	1.5%	1.4%
Impairment of intangible assets	—	4.0%	—
Gain on change in fair value of contingent consideration	—	(1.0)%	—

Operating income	17.8%	13.7%	21.2%
Interest expense, net	5.3%	5.5%	5.8%
Loss on extinguishment of debt	—	0.7%	4.3%

Income before income tax expense	12.5%	7.5%	11.1%
Income tax expense	5.4%	2.7%	3.9%

Net income	7.1%	4.8%	7.2%

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

        Comparable Base Business Net Sales.    Comparable base business net sales is a non-GAAP financial measure used by management to measure operating performance. We define comparable base business net sales as our base business net sales, excluding the impact of the extra reporting week in the fourth quarter of 2014, the Rickland Orchards shortfall described below and customer refunds relating to the Ortega and Las Palmas recall announced in November 2014.

        A reconciliation of base business net sales and comparable base business net sales to reported net sales for fiscal 2015 and 2014 follows (in thousands):

	Fiscal 2015	Fiscal 2014
Reported net sales	$966,358	$848,017
Net sales from acquisitions(1)	(147,584)	—

Base business net sales	818,774	848,017
Extra reporting week(2)	—	(15,000)
Net sales of Rickland Orchards(3)	(4,106)	(21,343)
Customer refunds related to recall, net of insurance recoveries(4)	1,225	4,063

Comparable base business net sales	$815,893	$815,737

(1)
For fiscal 2015, reflects net sales for Green Giant, Mama Mary's and Specialty Brands for the portion of fiscal 2015 for which there is no comparable period of net sales during the same period in 2014. Green Giant was acquired on November 2, 2015, Mama Mary's was acquired on July 10, 2015 and Specialty Brands was acquired on April 23, 2014.

(2)
Fiscal 2015 contained 52 weeks and fiscal 2014 contained 53 weeks.

(3)
Net sales were negatively impacted by the Rickland Orchards shortfall in fiscal 2015 (primarily during the first three quarters) and in fiscal 2014, a continuation of the weakness that caused the Company to impair the brand's trademark and customer relationship intangible assets in fiscal 2014. Net sales of Rickland Orchards are excluded from comparable base business net sales.

(4)
Reflects customer refunds relating to the Ortega and Las Palmas recall announced in November 2014.

        A reconciliation of base business net sales and comparable base business net sales to reported net sales for fiscal 2014 and 2013 follows (in thousands):

	Fiscal 2014	Fiscal 2013
Reported net sales	$848,017	$724,973
Net sales from acquisitions(1)	(133,635)	—

Base business net sales	714,382	724,973
Extra reporting week(2)	(12,500)	—
Net sales of Rickland Orchards for comparable period(3)	(1,093)	(12,867)
Customer refunds related to recall, net of insurance recoveries(4)	4,063	—

Comparable base business net sales	$704,852	$712,106

(1)
For fiscal 2014, reflects net sales for Specialty Brands, Rickland Orchards, Pirate Brands and TrueNorth for the portion of fiscal 2014 for which there is no comparable period of net sales during the same period in 2013. Specialty Brands was acquired on April 23, 2014, Rickland Orchards was acquired on October 7, 2013, Pirate Brands was acquired on July 8, 2013 and TrueNorth was acquired on May 6, 2013.

(2)
Fiscal 2014 contained 53 weeks and fiscal 2014 contained 52 weeks. Net sales attributable to the extra reporting week excludes $2.5 million of net sales of Specialty Brands attributable to the extra reporting week because those sales have already been excluded from base business net sales. See note (1) above.

(3)
Reflects the remaining net sales of Rickland Orchards that have not already been excluded from base business net sales. See note (1) above. Net sales were negatively impacted by the Rickland Orchards shortfall in fiscal 2014 that caused the Company to impair the brand's trademark and customer relationship intangible assets in fiscal 2014.

(4)
Reflects customer refunds relating to the Ortega and Las Palmas recall announced in November 2014.

        EBITDA and Adjusted EBITDA.    EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses and amortization of acquired inventory fair value step-up, gains or losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses), intangible asset impairment charges and related asset write-offs; gains or losses related to changes in the fair value of contingent liabilities from earn-outs; and loss on product recalls , including customer refunds, selling, general and administrative expenses and the impact on cost of sales. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, non-cash intangible asset impairment charges and related asset write-offs, gains or losses related to changes in the fair value of contingent liabilities from earn-outs and loss on product recalls because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

        A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2015, 2014 and 2013 along with the components of EBITDA and adjusted EBITDA follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(In thousands)
Net income	$69,090	$40,956	$52,343
Income tax expense	52,149	22,821	28,549
Interest expense, net	51,131	46,573	41,813
Depreciation and amortization	28,653	27,434	24,077
Loss on extinguishment of debt	—	5,748	31,291

EBITDA	201,023	143,532	178,073
Acquisition-related expenses	6,118	7,315	5,932
Amortization of acquisition-related inventory step-up	6,127	—	—
Impairment of intangible assets	—	34,154	—
Loss on disposal of inventory	—	4,535	—
Loss on product recall, net of insurance recoveries	1,868	12,798	—
Distribution restructuring expenses	2,665	—	—
Gain on change in fair value of contingent consideration	—	(8,206)	—

Adjusted EBITDA	217,801	194,128	184,005
Income tax expense	(52,149)	(22,821)	(28,549)
Interest expense, net	(51,131)	(46,573)	(41,813)
Acquisition-related expenses	(6,118)	(7,315)	(5,932)
Amortization of acquisition-related inventory step-up	(6,127)	—	—
Loss on product recall, net of insurance recoveries	(1,868)	(12,798)	—
Distribution restructuring expenses	(2,665)	—	—
Distribution restructuring fixed asset write-off	(107)	—	—
Deferred income taxes	29,152	13,855	20,800
Amortization of deferred financing costs and bond discount	3,900	3,790	4,400
Realized gain on interest rate swap	—	—	—
Reclassification to net interest expense for interest rate swap	—	—	—
Share-based compensation expense	5,817	2,235	3,935
Excess tax benefits from share-based compensation	(539)	(2,356)	(4,192)
Acquisition-related contingent consideration expense, including interest accretion	—	432	208
Changes in assets and liabilities, net of effects of business combinations	(7,487)	(23,451)	(17,952)

Net cash provided by operating activities	$128,479	$99,126	$114,910

  Fiscal 2015 Compared to Fiscal 2014

        Net Sales.    Net sales increased $118.4 million, or 14.0%, to $966.4 million for fiscal 2015 from $848.0 million for fiscal 2014. Net sales of Green Giant, acquired on November 2, 2015, contributed $106.2 million to the overall increase, and net sales of Mama Mary's, acquired on July 10, 2015, contributed $18.4 million. Additional months of ownership of Specialty Brands, which was acquired on April 23, 2014, contributed $23.1 million to fiscal 2015 net sales.

        Our fiscal 2015 contained 52 weeks and fiscal 2014 contained 53 weeks, which negatively impacted fiscal 2015 on a comparative basis. We estimate that the additional week in the fourth quarter of 2014 contributed approximately $15.0 million of incremental net sales in 2014. Net sales for fiscal 2015 were also negatively impacted by the Rickland Orchards brand, whose net sales decreased by $17.2 million compared to fiscal 2014, a continuation of the weakness that caused us to impair the brand's trademark and customer relationship intangible assets in 2014. Customer refunds related to the Ortega and Las Palmas recall negatively impacted fiscal 2015 net sales by $1.2 million and fiscal 2014 net sales by $4.1 million.

        Comparable base business net sales for fiscal 2015, which excludes the impact of the extra reporting week, acquisitions, the Rickland Orchards shortfall and customer refunds related to the recall, increased $0.2 million, or less than 0.1%, to $815.9 million from $815.7 million for fiscal 2014. The $0.2 million increase was attributable to an increase in net pricing of $12.3 million, or 1.5%, offset by a decrease in unit volume of $12.1 million, or 1.5%. Approximately 68% of the net pricing increase is attributable to net price increases for Ortega, Cream of Wheat, Mrs. Dash, Las Palmas and Polaner products of $3.2 million, $1.5 million, $1.4 million, $1.3 million and $1.1 million as we increased list prices and reduced promotional activity. The overall volume decrease was driven by volume decreases for New York Style, TrueNorth and Bear Creek, partially offset by a volume increase for Ortega. See Note 15, "Net Sales by Brand," to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2015 and fiscal 2014 for each of our brands that equals or exceeds 2% of our fiscal 2015 net sales and for all other brands in the aggregate.

        The following chart sets forth the most significant net sales increases and decreases by brand for our base business for fiscal 2015 as compared to fiscal 2014. It also shows our total base business net sales decrease and comparable base business net sales increase for fiscal 2015 as compared to fiscal 2014.

	Base Business and Comparable Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Ortega	$11.5	8.5%
Las Palmas	1.6	4.6%
Grandmas	0.7	5.5%
Rickland Orchards(1)	(17.2)	(80.8)%
New York Style	(4.8)	(17.0)%
TrueNorth	(2.8)	(12.7)%
Polaner	(2.3)	(6.4)%
Bear Creek	(1.8)	(4.4)%
Static Guard	(1.6)	(16.0)%
Maple Grove Farms of Vermont	(1.5)	(1.8)%
Joan of Arc	(1.4)	(12.3)%
B&M	(1.3)	(6.4)%
Sugar Twin	(1.2)	(16.5)%
Old London	(1.2)	(10.4)%
Underwood	(1.0)	(4.9)%
Mrs. Dash	(0.9)	(1.4)%
All other brands	(4.0)	(1.4)%

Base business net sales decrease	$(29.2)	8.5%

Extra reporting week(2)	15.0
Rickland Orchards shortfall(1)	17.2
Customer refunds related to product recall(3)	(2.8)

Comparable base business net sales increase	$0.2	$—

(1)
Net sales were negatively impacted by the Rickland Orchards shortfall for fiscal 2015, a continuation of the weakness that caused us to impair the brand's trademark and customer relationship intangible assets in 2014.

(2)
Fiscal 2015 contained 52 weeks and fiscal 2014 contained 53 weeks.

(3)
On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products. In connection with the recall, we recorded a $1.2 million reduction in net sales related to customer refunds in fiscal 2015. We recorded a reduction of net sales, net of insurance recoveries, of $4.1 million related to customer refunds in fiscal 2014.

        Gross Profit.    Gross profit for fiscal 2015 increased $41.8 million, or 16.9%, to $289.6 million from $247.8 million for fiscal 2014. Gross profit expressed as a percentage of net sales increased to 30.0% in fiscal 2015 from 29.2% in fiscal 2014. The 0.8 percentage point increase resulted primarily from price increases, partially offset by $6.1 million of non-cash amortization of the step-up of inventory acquired in the Green Giant acquisition. The increase in fiscal 2015 gross profit percentage was also attributable to the negative impact that the fourth quarter of 2014 product recall and write-off of certain raw material and finished goods inventory used in the production of Rickland Orchards products had on gross profit percentage in fiscal 2014.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $12.9 million, or 13.9%, to $105.9 million for fiscal 2015 (which includes $5.7 million of incremental operating expenses related to Green Giant) from $93.0 million for fiscal 2014. The increase was primarily due to increases in general and administrative expenses of $7.7 million (primarily consisting of increases in accruals for performance-based compensation), warehousing expenses of $4.5 million (primarily consisting of $2.7 million of distribution restructuring expenses), selling expenses of $4.2 million (including an increase of $3.4 million for salesperson compensation, partially offset by a decrease in brokerage expenses of $0.3 million), partially offset by decreases in consumer marketing of $2.3 million (primarily related to a reduction in demo spending) and acquisition-related expenses of $1.2 million. Expressed as a percentage of net sales, selling, general and administrative expenses remained flat at 11.0% for fiscal 2015.

        Impairment of Intangible Assets.    We did not have any impairment of intangible assets during 2015. Impairment of intangible assets of $34.2 million for fiscal 2014 includes a $26.8 million loss for the impairment of amortizable trademarks and a $7.4 million loss for the impairment of customer relationship intangibles, both relating to Rickland Orchards, due primarily to our reduced projections for net sales to the club channel for the core products of Rickland Orchards. See Note 6, "Goodwill and Other Intangible Assets" to our consolidated financial statements for a more detailed description of the impairment of intangible assets related to Rickland Orchards.

        Gain on Change in Fair Value of Contingent Consideration.    In addition to the base purchase price consideration paid at closing, the acquisition agreement for Rickland Orchards requires that we pay additional purchase price earn-out consideration contingent upon the achievement of revenue growth targets during fiscal 2014, 2015 and 2016. At the time of the acquisition, we established the fair value of the contingent consideration using revenue growth targets meant to achieve operating results in excess of base purchase price acquisition model assumptions. As required, at June 28, 2014 we remeasured the fair value of the contingent consideration using the actual operating results through June 28, 2014 and our revised forecasted operating results for the remainder of fiscal 2014, 2015 and 2016, and reduced the probability of achievement and the fair value of the contingent consideration to zero. This resulted in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying audited consolidated statements of operations for fiscal 2014. See Note 6, "Goodwill and Other Intangible Assets" and Note 8, "Fair Value Measurements," to our consolidated financial statements for a more detailed description of the Rickland Orchards acquisition and related contingent consideration. We did not have any other contingent consideration obligations in fiscal 2015 or fiscal 2014.

        Amortization Expense.    Amortization expense decreased $1.4 million to $11.3 million for fiscal 2015 from $12.7 million in fiscal 2014. The decrease is due to the reduction in the Rickland Orchards amortizable intangible assets recorded resulting from the impairment of the Rickland Orchards brand and customer relationship intangible assets in fiscal 2014, partially offset by the Mama Mary's and Green Giant acquisitions completed in fiscal 2015.

        Operating Income.    As a result of the foregoing, operating income increased $56.3 million, or 48.5%, to $172.4 million in fiscal 2015 from $116.1 million in fiscal 2014. Operating income expressed as a percentage of net sales increased 4.1 percentage points to 17.8% in fiscal 2015 from 13.7% in fiscal 2014.

        Net Interest Expense.    Net interest expense for fiscal 2015 increased $4.5 million, or 9.8%, to $51.1 million from $46.6 million in fiscal 2014. The increase was primarily attributable to additional borrowings used to fund the Green Giant acquisition. See "—Liquidity and Capital Resources—Debt" below.

        Loss on Extinguishment of Debt.    We did not have a loss on extinguishment of debt in fiscal 2015. Loss on extinguishment of debt for fiscal 2014 includes costs relating to the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder, including the write-off of deferred debt financing costs and unamortized discount of $5.4 million and $0.3 million, respectively.

        Income Tax Expense.    Income tax expense increased $29.3 million to $52.1 million in fiscal 2015 from $22.8 million in fiscal 2014. Our effective tax rate was 43.0% in fiscal 2015 and 35.8% in fiscal 2014. Due to an adjustment of deferred taxes for state apportionment as a result of the Green Giant and Mama Mary's acquisitions, a deferred tax expense of $7.2 million was recorded in fiscal 2015, which increased the fiscal 2015 effective tax rate by 5.9 percentage points.

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

        Net sales were negatively impacted by a shortfall in net sales of Rickland Orchards during the fourth quarter of 2014 of $11.8 million, a continuation of the weakness that caused us to impair the brand. Customer refunds, net of insurance recoveries, related to the Ortega and Las Palmas recall negatively impacted fiscal 2014 net sales by $4.1 million.

        Comparable base business net sales for fiscal 2014, which excludes the impact of the extra reporting week, acquisitions, the Rickland Orchards shortfall and customer refunds related to the recall, decreased $7.2 million, or 1.0%, for fiscal 2014. The $7.2 million decrease was attributable to a net price decrease of $5.6 million, or 0.8%, and a decrease in unit volume of $1.6 million, or 0.2%. Approximately 63% of the net price decrease is attributable to net price decreases for Ortega, Maple Grove Farms of Vermont and B&M products of $2.0 million, $0.9 million and $0.7 million, respectively, as we increased promotional activity in response to competition. See Note 15, "Net Sales by Brand," to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2014 and fiscal 2013 for each of our brands that equals or exceeds 2% of our fiscal 2015 net sales and for all other brands in the aggregate.

        The following chart sets forth the most significant net sales increases and decreases by brand for our base business for fiscal 2014 as compared to fiscal 2013. It also shows our total base business net sales decrease and comparable base business net sales decrease for fiscal 2014 as compared to fiscal 2013.

	Base Business and Comparable Base Business Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands(1)	$9.3	28.6%
Mrs. Dash	2.3	3.7%
Maple Grove Farms of Vermont	2.1	2.7%
Crock Pot seasoning mixes	1.6	61.7%
TrueNorth(2)	1.4	10.9%
Static Guard	1.1	11.9%
Rickland Orchards(3)	(11.8)	(91.5)%
New York Style	(4.9)	(14.9)%
Ortega(4)	(2.8)	(2.1)%
Cream of Wheat	(2.7)	(4.2)%
Old London	(1.6)	(12.1)%
B&M	(1.3)	(5.9)%
All other brands	(3.3)	(1.3)%

Base business net sales decrease	$(10.6)	(1.3)%

Extra reporting week(5)	(12.5)
Rickland Orchards shortfall(3)	11.8
Customer refunds related to recall, net of insurance recoveries(4)	4.1

Comparable base business net sales decrease	$(7.2)	(1.0)%

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

(4)
On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products. In connection with the recall, we recorded a reduction of net sales, net of insurance recoveries, of $4.1 million related to customer refunds. In addition, we temporarily suspended production and distribution of the affected products for several weeks, which we estimate negatively impacted our net sales of Ortega and Las Palmas brands by $4.8 million during the fourth quarter of 2014.

(5)
Fiscal 2014 contained 53 weeks and fiscal 2013 contained 52 weeks. Net sales attributable to the extra reporting week for fiscal 2014 exclude $2.5 million of net sales of Specialty Brands attributable to the extra reporting week, which have been excluded for comparability.

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

  Cash Flows

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased $29.4 million to $128.5 million in fiscal 2015 from $99.1 million in fiscal 2014. Net cash provided by operating activities for fiscal 2013 was $114.9 million. The increase in net cash provided by operating activities in fiscal 2015 as compared to fiscal 2014 was primarily due to increased acquisition-related sales, offset by decreased costs associated with the Ortega and Las Palmas recall and acquisition-related integration costs that resulted in an increase in net income before depreciation, amortization, loss on extinguishment of debt and other non-cash expenses, and a reduction in net working capital costs. The decrease in net cash provided by operating activities in fiscal 2014 as compared to fiscal 2013 was due to costs associated with the Ortega and Las Palmas recall, recent acquisitions and related integration inefficiencies that resulted in a decrease in net income before depreciation, amortization, loss on extinguishment of debt and other non-cash expenses, and higher net working capital costs.

        Net Cash Used in Investing Activities.    Net cash used in investing activities was $892.4 million in fiscal 2015 as compared to $173.3 million in fiscal 2014 and $261.9 million for fiscal 2013. During fiscal 2015, our net cash used in investing included $822.8 million and $51.0 million for the Green Giant and Mama Mary's acquisitions (net of cash acquired), respectively, and $18.6 million of capital expenditures. During fiscal 2014, our net cash used in investing included $154.3 million for the Specialty Brands acquisition and $19.0 million of capital expenditures. During fiscal 2013, our net cash used in investing activities included $247.3 million for the TrueNorth, Pirate Brands and Rickland Orchards acquisitions and $14.6 million of capital expenditures. Our capital expenditures typically include expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. During fiscal 2016, we expect that our capital expenditures will be approximately $32.5 million.

        Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $767.4 million, $71.6 million, and $131.8 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The increase in net cash provided by financing activities from fiscal 2014 to fiscal 2015 was primarily the result of increased borrowings used to fund the Green Giant acquisition and our fiscal 2015 equity offering. The decrease from fiscal 2013 to fiscal 2014 was primarily the result of reduced acquisition activity, which reduced our need to incur additional debt.

        For fiscal 2015, net cash provided by financing activities includes $746.3 million of net proceeds from tranche B term loan borrowings under our credit agreement, $126.2 of net proceeds from our public offering of common stock and $6.0 million of net proceeds from borrowings under our revolving credit facility. Net cash provided by financing activities was partially offset by $76.5 million of dividend payments, $18.8 million of scheduled principal payments of tranche A term loans, and $14.5 million for the payment of deferred financing costs.

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

        Cash Income Tax Payments.    Based on a number of factors, including amortization for tax purposes of our trademark, goodwill and other intangible assets acquired in prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2015, 2014 and 2013 as compared to our tax expense for financial reporting purposes. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2016 through 2030. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

  Dividend Policy

        For a discussion of our dividend policy, see the information set forth under the heading "Dividend Policy" in Part II, Item 5 of this report.

  Acquisitions

        Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. As discussed elsewhere in this report, as part of our growth strategy we plan to expand our brand portfolio with disciplined acquisitions of complementary brands. We have historically financed acquisitions by incurring additional indebtedness, issuing equity and/or using cash flows from operating activities. Our interest expense has over time increased as a result of additional indebtedness we have incurred in connection with acquisitions and will increase with any additional indebtedness we may incur to finance future acquisitions. Although we may subsequently issue equity and use the proceeds to repay all or a portion of the additional indebtedness incurred to finance an acquisition and reduce our interest expense, the additional shares of common stock would increase the amount of cash flows from operating activities necessary to fund dividend payments.

        We financed the Mama Mary's acquisition, completed in July 2015, with cash on hand from the proceeds of a public offering of common stock we completed in May 2015. We financed the Green Giant acquisition, completed in November 2015, with additional indebtedness as described below. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

  Debt

        Senior Secured Credit Agreement.    On October 2, 2015, we amended and restated our existing senior secured credit agreement dated as of June 5, 2014. The amendment provided for an incremental tranche B term loan facility to be made available under the credit agreement to finance a portion of the purchase price for the Green Giant acquisition. On November 2, 2015, we funded the purchase price, inventory adjustment at closing, initial working capital requirements and related transaction fees and expenses for the Green Giant acquisition with additional revolving loans and $750.0 million of tranche B term loans under the credit agreement. At January 2, 2016, $273.8 million of tranche A term loans, $750.0 million of tranche B term loans and $40.0 million of revolving loans were outstanding under our credit agreement. The credit agreement is secured by substantially all of our and our domestic subsidiaries' assets except our and our domestic subsidiaries' real property.

        At January 2, 2016, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $458.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on June 5, 2019.

        The tranche A term loans are subject to principal amortization. $7.5 million was due and paid in fiscal 2014, $18.8 million was due and paid in fiscal 2015, $26.2 million is due and payable in fiscal 2016, $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018. The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019. The tranche B term loans mature on November 2, 2022 and are subject to amortization at the rate of 1% per year, with $7.5 million due and payable in each of fiscal years 2016 through 2021 and $705.0 million due and payable in fiscal 2022.

        Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At January 2, 2016, the revolving credit facility and the tranche A term loan interest rates were approximately 2.29% and 2.36%, respectively.

        Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%. At January 2, 2016, the tranche B term loan interest rate was approximately 3.75%.

        For further information regarding our credit agreement, including a description of optional and mandatory prepayment terms, and financial and restrictive covenants, see Note 7, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 of this report.

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

        Deferred Debt Financing Costs.    During fiscal 2015, we capitalized $14.5 million of debt financing costs relating to the tranche B term loans, which are being amortized over the seven year scheduled term of the tranche B term loans. During fiscal 2014, we wrote-off and expensed $5.4 million of deferred debt financing costs relating to the termination of our prior credit agreement, which included the repayment of $121.9 million aggregate principal amount of our tranche A term loans and $215.0 million of revolving loans. During fiscal 2014, we also capitalized $5.6 million and $2.9 million of debt financing costs relating to the new revolving credit facility and tranche A term loans, respectively, which are being amortized over the five year scheduled term of the revolving credit facility and tranche A term loans. During fiscal 2013, we wrote-off and expensed $8.3 million of deferred debt financing costs relating to the repayment of the $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans. During fiscal 2013, we also capitalized $12.2 million of debt financing costs, which are being amortized over the eight year scheduled term of the 4.625% senior notes and we also capitalized $0.4 million of debt financing costs in connection with an amendment to our credit facility, which are being amortized over the remainder of the five year scheduled term of our revolving credit facility.

Future Capital Needs

        On January 2, 2016, our total long-term debt of $1,759.6 million, net of our cash and cash equivalents of $5.2 million, was $1,754.4 million. Stockholders' equity as of that date was $457.7 million.

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

        We expect to make capital expenditures of approximately $26.0 million in fiscal 2016 in respect of our existing operations. In addition, in connection with the Green Giant acquisition, we anticipate making an additional one-time capital expenditure of approximately $10.0 million to $15.0 million over the course of fiscal 2016 and fiscal 2017 in order to move equipment used in the production of certain Green Giant products from General Mills' Belvidere, Illinois manufacturing facility to either an existing B&G Foods manufacturing facility, a co-packer, or a combination of both.

Seasonality

        Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons or certain other annual events. In general our sales are higher during the first and fourth quarters.

        We purchase most of the produce used to make our shelf-stable pickles, relishes, peppers, tomatoes and other related specialty items during the months of June through October, and we generally purchase the majority of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

Inflation

        We are currently locked into pricing and supply for substantially all of our major commodities, other than maple syrup, through fiscal 2016 at a cost increase of less than 1% of cost of goods sold and will continue to manage inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices. During each of fiscal 2015 and fiscal 2014 we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected. In addition, should input costs begin to further decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

        See Note 13, "Commitments and Contingencies," to our consolidated financial statements in Part II, Item 8 of this report.

Recent Accounting Pronouncements

        See Note 2(s), "Summary of Significant Accounting Policies—Recently Issued Accounting Standards," to our consolidated financial statements in Part II, Item 8 of this report.

Off-balance Sheet Arrangements

        As of January 2, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

        Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, future purchase obligations and future pension obligations as set forth in the following table as of January 2, 2016.

	Payments Due by Period
Contractual Obligations:	Total	Fiscal 2016	Fiscal 2017 and 2018	Fiscal 2019 and 2020	Fiscal 2021 and Thereafter
	(In thousands)
Long-term debt—principal	$1,763,750	$33,750	$114,375	$203,125	$1,412,500
Long-term debt—interest(1)	387,520	68,540	131,738	125,178	62,064
Operating leases	32,344	8,189	10,907	9,561	3,687
Purchase obligations(2)	38,413	38,413	—	—	—
Pension obligations(3)	3,500	3,500	—	—	—

Total	$2,225,527	$152,392	$257,020	$337,864	$1,478,251

(1)
Expected interest payments on long-term debt are based on principal amounts outstanding, scheduled maturity dates and interest rates at January 2, 2016. See Note 7, "Long-Term Debt," to our consolidated financial statements in Part II, Item 8 for further information as to our long-term debt interest obligations.

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

(3)
We expect to make $3.5 million of defined pension benefit contributions during fiscal 2016. We are unable to reliably estimate the timing of pension contributions and contribution amounts beyond fiscal 2016.

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

  •
  our possible inability to identify new acquisitions or to integrate recent or future acquisitions or our failure to realize anticipated revenue enhancements, cost savings or other synergies;

  •
  our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;

  •
  unanticipated expenses, including, without limitation, litigation or legal settlement expenses;

  •
  the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;

  •
  future impairments of our goodwill and intangible assets;

  •
  our sustainability initiatives and changes to environmental laws and regulations;

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

        We caution that the foregoing list of important factors is not exclusive. There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. We urge investors not to unduly rely on forward-looking statements contained in this report.

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

        Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At January 2, 2016, we had $700.0 million of fixed rate debt and $1,063.8 million of variable rate debt.

        Based upon our principal amount of long-term debt outstanding at January 2, 2016, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $10.6 million.

        The carrying values and fair values of our revolving credit loans, term loans and senior notes as of January 2, 2016 and January 3, 2015 are as follows (in thousands):

	January 2, 2016				January 3, 2015
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	$40,000		$40,000	(1)	$34,000		$34,000	(1)
Tranche A Term Loans due 2019	$273,285	(2)	$272,381	(1)	$291,857	(2)	$292,500	(1)
Tranche B Term Loans due 2022	$746,331	(3)	$749,063	(1)	$—		$—
4.625% Senior Notes due 2021	$700,000		$691,250	(4)	$700,000		$675,500	(4)

(1)
Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)
The carrying values of the tranche A term loans are net of discount. At January 2, 2016 and January 3, 2015, the face amounts of the tranche A term loans was $273.8 million and $292.5 million, respectively.

(3)
The carrying values of the tranche B term loans are net of discount. At January 2, 2016, the face amount of the tranche B term loans was $750.0 million.

(4)
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

        Foreign Currency Risk.    Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2015, 2014 and 2013, our net sales to foreign countries represented approximately 5.2%, 3.6% and 3.2%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in

Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

Item 8.    Financial Statements and Supplementary Data.

        The consolidated balance sheets at January 2, 2016 and January 3, 2015 and the consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for fiscal 2015, 2014 and 2013 and related notes are set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), B&G Foods, Inc.'s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 2, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

        We have audited B&G Foods, Inc.'s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). B&G Foods, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, B&G Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        B&G Foods, Inc. acquired the Green Giant business on November 2, 2015, and management excluded from its assessment of the effectiveness of B&G Foods, Inc.'s internal control over financial reporting as of January 2, 2016, Green Giant's internal control over financial reporting associated with 33.0% of total assets and 11.0% of total net sales included in the consolidated financial statements of B&G Foods, Inc. and subsidiaries as of and for the fiscal year ended January 2, 2016. Our audit of internal control over financial reporting of B&G Foods, Inc. also excluded an evaluation of the internal control over financial reporting of the Green Giant business.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013, and our report dated March 2, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 2, 2016

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	January 2, 2016	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$5,246	$1,490
Trade accounts receivable, less allowance for doubtful accounts and discounts of $1,167 and $1,005 as of January 2, 2016 and January 3, 2015, respectively	69,712	55,925
Inventories	312,880	106,557
Prepaid expenses and other current assets	67,517	14,830
Income tax receivable	2,514	14,442
Deferred income taxes	5,292	3,275

Total current assets	463,161	196,519
Property, plant and equipment, net	163,642	116,197
Goodwill	473,145	370,424
Other intangibles, net	1,442,340	947,895
Other assets	29,427	18,318

Total assets	$2,571,715	$1,649,353

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$49,593	$38,052
Accrued expenses	31,233	17,644
Current portion of long-term debt	33,750	18,750
Dividends payable	20,292	18,246

Total current liabilities	134,868	92,692
Long-term debt	1,725,866	1,007,107
Other liabilities	3,212	7,352
Deferred income taxes	250,084	204,207

Total liabilities	2,114,030	1,311,358
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 57,976,744 and 53,663,697 issued and outstanding as of January 2, 2016 and January 3, 2015, respectively	580	537
Additional paid-in capital	162,568	110,349
Accumulated other comprehensive loss	(12,696)	(11,034)
Retained earnings	307,233	238,143

Total stockholders' equity	457,685	337,995

Total liabilities and stockholders' equity	$2,571,715	$1,649,353

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net sales	$966,358	$848,017	$724,973
Cost of goods sold	676,794	600,246	482,050

Gross profit	289,564	247,771	242,923
Operating expenses:
Selling, general and administrative expenses	105,939	93,033	79,043
Amortization expense	11,255	12,692	9,884
Impairment of intangible assets	—	34,154	—
Gain on change in fair value of contingent consideration	—	(8,206)	—

Operating income	172,370	116,098	153,996
Other expenses:
Interest expense, net	51,131	46,573	41,813
Loss on extinguishment of debt	—	5,748	31,291

Income before income tax expense	121,239	63,777	80,892
Income tax expense	52,149	22,821	28,549

Net income	$69,090	$40,956	$52,343

Earnings per share:
Basic	$1.22	$0.76	$0.99
Diluted	$1.22	$0.76	$0.98
Cash dividends declared per share	$1.38	$1.36	$1.23

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net income	$69,090	$40,956	$52,343
Other comprehensive income:
Foreign currency translation adjustments	(3,737)	(116)	(72)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	2,075	(8,447)	8,696

Other comprehensive (loss) income	(1,662)	(8,563)	8,624

Comprehensive income	$67,428	$32,393	$60,967

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share and per share data)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2012	52,560,765	$526	$226,900	$(11,095)	$144,844	$361,175
Foreign currency translation	—	—	—	(72)	—	(72)
Change in pension benefit (net of $5,036 of taxes)	—	—	—	8,696	—	8,696
Net income	—	—	—	—	52,343	52,343
Share-based compensation	—	—	3,935	—	—	3,935
Issuance of common stock for share-based compensation	312,599	3	(6,815)	—	—	(6,812)
Issuance of common stock	572,546	5	20,119	—	—	20,124
Tax benefit from issuance of common stock for share-based compensation	—	—	4,192	—	—	4,192
Dividends declared on common stock, $1.23 per share	—	—	(65,218)	—	—	(65,218)

Balance at December 28, 2013	53,445,910	$534	$183,113	$(2,471)	$197,187	$378,363
Foreign currency translation	—	—	—	(116)	—	(116)
Change in pension benefit (net of $4,865 of taxes)	—	—	—	(8,447)	—	(8,447)
Net income	—	—	—	—	40,956	40,956
Share-based compensation	—	—	2,235	—	—	2,235
Issuance of common stock for share-based compensation	217,787	3	(4,377)	—	—	(4,374)
Tax benefit from issuance of common stock for share-based compensation	—	—	2,356	—	—	2,356
Dividends declared on common stock, $1.36 per share	—	—	(72,978)	—	—	(72,978)

Balance at January 3, 2015	53,663,697	$537	$110,349	$(11,034)	$238,143	$337,995
Foreign currency translation	—	—	—	(3,737)	—	(3,737)
Change in pension benefit (net of $1,258 of taxes)	—	—	—	2,075	—	2,075
Net income	—	—	—	—	69,090	69,090
Share-based compensation	—	—	5,817	—	—	5,817
Issuance of common stock for share-based compensation	113,047	1	(1,751)	—	—	(1,750)
Issuance of common stock	4,200,000	42	126,188	—	—	126,230
Tax benefit from issuance of common stock for share-based compensation	—	—	539	—	—	539
Dividends declared on common stock, $1.38 per share	—	—	(78,574)	—	—	(78,574)

Balance at January 2, 2016	57,976,744	$580	$162,568	$(12,696)	$307,233	$457,685

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Cash flows from operating activities:
Net income	$69,090	$40,956	$52,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,653	27,434	24,077
Amortization of deferred debt financing costs and bond discount	3,900	3,790	4,400
Deferred income taxes	29,152	13,855	20,800
Interest accretion on contingent consideration	—	432	208
Gain on change in fair value of contingent consideration	—	(8,206)	—
Impairment of intangible assets	—	34,154	—
Amortization of acquisition-related inventory step-up	(6,127)	—	—
Distribution restructuring fixed asset write-off	(107)	—	—
Loss on disposal of inventory	—	4,535	—
Loss on extinguishment of debt	—	5,748	31,291
Share-based compensation expense	5,817	2,235	3,935
Excess tax benefits from share-based compensation	(539)	(2,356)	(4,192)
Provision for doubtful accounts and discounts	178	21	257
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(17,105)	6,617	(13,703)
Inventories	39,584	(7,672)	(3,662)
Prepaid expenses and other current assets	(52,879)	(5,097)	(2,743)
Income tax receivable	13,622	(4,652)	5,032
Other assets	(110)	(642)	(2,695)
Trade accounts payable	7,763	(8,373)	9,231
Accrued expenses	8,459	(4,122)	(8,444)
Other liabilities	(872)	469	(1,225)

Net cash provided by operating activities	128,479	99,126	114,910

Cash flows from investing activities:
Capital expenditures	(18,574)	(19,025)	(14,649)
Payments for acquisition of businesses, net of cash acquired	(873,811)	(154,277)	(247,281)

Net cash used in investing activities	(892,385)	(173,302)	(261,930)

Cash flows from financing activities:
Repayments of long-term debt	(18,750)	(138,750)	(505,154)
Proceeds from issuance of long-term debt	746,250	299,250	700,000
Repayments of borrowings under revolving credit facility	(164,000)	(258,500)	(90,000)
Borrowings under revolving credit facility	170,000	252,500	105,000
Proceeds from issuance of common stock, net	126,230	—	—
Dividends paid	(76,528)	(72,369)	(62,824)
Excess tax benefits from share-based compensation	539	2,356	4,192
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,750)	(4,374)	(6,812)
Debt financing costs	(14,547)	(8,494)	(12,574)

Net cash provided by financing activities	767,444	71,619	131,828

Effect of exchange rate fluctuations on cash and cash equivalents	218	(60)	80

Net increase (decrease) in cash and cash equivalents	3,756	(2,617)	(15,112)
Cash and cash equivalents at beginning of year	1,490	4,107	19,219

Cash and cash equivalents at end of year	$5,246	$1,490	$4,107

Supplemental disclosures of cash flow information:
Cash interest payments	$47,231	$42,642	$43,942

Cash income tax payments	$9,398	$13,624	$2,722

Non-cash transactions:
Dividends declared and not yet paid	$20,292	$18,246	$17,637

Accruals related to purchases of property, plant and equipment	$1,660	$—	$—

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 2, 2016, January 3, 2015 and December 28, 2013

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

        We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac'cent, B&G, B&M, Baker's Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary's, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Emeril's, Grandma's Molasses, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald's, Mama Mary's, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Original Tings, Ortega, Pirate's Booty, Polaner, Red Devil, Regina, Rickland Orchards, Sa-són, Sclafani, Smart Puffs, Spring Tree, Sugar Twin, Trappey's, TrueNorth, Underwood, Vermont Maid and Wright's. We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

        Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons/weather or certain other annual events. In general, our sales are higher in the first and fourth quarter. We purchase most of the produce used to make our frozen and shelf-stable canned vegetables, pickles, relishes, peppers, tomatoes and other related specialty items during the months of June through October, and we generally purchase the majority of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

  Fiscal Year

        We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended January 2, 2016 (fiscal 2015) and December 28, 2013 (fiscal 2013) contained 52 weeks each and the fiscal year ended January 3, 2015 (fiscal 2014) contained 53 weeks.

  Business and Credit Concentrations

        Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 52.3%, 52.4% and 48.4% of consolidated net sales in fiscal 2015, 2014 and 2013, respectively. Our top ten customers accounted for approximately 53.5%, 51.7% and 46.1% of our consolidated trade accounts

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(1) Nature of Operations (Continued)

receivables as of the end of fiscal 2015, 2014 and 2013, respectively. Other than Wal-Mart, which accounted for 20.4%, 19.1% and 18.5% of our consolidated net sales in fiscal 2015, 2014 and 2013, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2015, 2014 or 2013. Other than Wal-Mart, which accounted for 19.3%, 16.7% and 12.9% of our consolidated trade accounts receivables as of the end of fiscal 2015, 2014 and 2013, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2015, 2014 and 2013. As of January 2, 2016, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

        During fiscal 2015, 2014 and 2013, our sales to foreign countries represented approximately 5.2%, 3.6% and 3.2%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

(2) Summary of Significant Accounting Policies

        (a)   Basis of Presentation

        The consolidated financial statements include the accounts of B&G Foods, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

        (b)   Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; and the fair value of contingent consideration. Actual results could differ significantly from these estimates and assumptions.

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

January 2, 2016, January 3, 2015 and December 28, 2013

(2) Summary of Significant Accounting Policies (Continued)

        (d)   Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, all highly liquid instruments with maturities of three months or less when acquired are considered to be cash and cash equivalents.

        (e)   Prepaid and Other Current Assets

        Prepaid and other current assets at January 2, 2016, includes a $52.6 million receivable related to an ongoing transition services agreement with General Mills, Inc., in connection with our Green Giant acquisition. See Note 3, "Acquisitions."

        (f)    Inventories

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

        (g)   Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2015, 2014 and 2013, we capitalized $0.3 million, $0.3 million and $0.2 million, respectively.

        (h)   Goodwill and Other Intangible Assets

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

        Calculating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2015, 2014 and 2013 with no adjustments to the carrying values of goodwill and unamortizable intangibles. Each annual test

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(2) Summary of Significant Accounting Policies (Continued)

confirmed that the market capitalization and fair values of our goodwill and unamortizable intangibles, respectively, exceeded their current carrying values.

        Customer relationship intangibles and amortizable trademarks are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 10 to 20 years.

        Seed technology assets are presented at cost, net of accumulated amortization, and are amortized utilizing a declining balance approach over their estimated useful lives of 5 years.

        (i)    Deferred Debt Financing Costs

        Debt financing costs are capitalized and amortized over the term of the related debt agreements and are classified as other assets. Amortization of deferred debt financing costs for fiscal 2015, 2014 and 2013 was $3.6 million, $3.6 million and $4.0 million, respectively.

        (j)    Long-Lived Assets

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

        (k)   Accumulated Other Comprehensive Loss

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(2) Summary of Significant Accounting Policies (Continued)

        (m)  Selling, General and Administrative Expenses

        We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We expense our advertising costs either in the period the advertising first takes place or as incurred. Advertising expenses were approximately $5.7 million, $5.1 million and $4.3 million, for the fiscal 2015, 2014 and 2013, respectively.

        (n)   Pension Plans

        We have defined benefit pension plans covering approximately one quarter of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. From time to time, however, we voluntarily contribute greater amounts based on pension asset performance, tax considerations and other relevant factors.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(2) Summary of Significant Accounting Policies (Continued)

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(2) Summary of Significant Accounting Policies (Continued)

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

	Fiscal 2015	Fiscal 2014		Fiscal 2013
	(In thousands, except share and per share data)
Net income	$69,090	$40,956		$52,343
Weighted average common shares outstanding:
Basic	56,584,946	53,658,100		52,998,263
Net effect of dilutive share-based compensation awards	70,927	89,111	(1)	184,043

Diluted	56,655,873	53,747,211		53,182,306

Earnings per share:
Basic	$1.22	$0.76		$0.99
Diluted	$1.22	$0.76		$0.98

(1)
For fiscal 2014, 418,158 outstanding stock options were excluded from diluted earnings per share as their effect was antidilutive.

        (s)   Recently Issued Accounting Standards

        In November 2015, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) that requires deferred tax assets and liabilities to be classified as noncurrent in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The update impacts balance sheet presentation and disclosure only, and therefore, the adoption of this ASU will not have an impact on our consolidated results of operations or liquidity.

        In September 2015, the FASB issued a new ASU that requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the impact of this new standard.

        In April 2015, the FASB issued a new ASU that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The update impacts presentation and disclosure only, and therefore, the adoption of this ASU will not have an impact on our consolidated financial position, results of operations or liquidity.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(3) Acquisitions

        On November 2, 2015, we completed the acquisition of the Green Giant and Le Sueur brands from General Mills, Inc. for a purchase price of $765 million in cash plus an inventory adjustment at closing of $57.8 million. We refer to this acquisition as the "Green Giant acquisition."

        On July 10, 2015, we acquired Spartan Foods of America, Inc., and related entities, including the Mama Mary's brand, from Linsalata Capital Partners and certain other sellers for a purchase price of $51.0 million in cash. We refer to this acquisition as the "Mama Mary's acquisition."

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

        On October 7, 2013, we acquired Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC for a base purchase price of $57.5 million, of which approximately $37.4 million was paid in cash and approximately $20.1 million was paid in shares of common stock of B&G Foods (based on the closing price of $35.15 per share on October 4, 2013), plus contingent earn-out consideration ranging from zero to a maximum of $15.0 million in the aggregate, which would have been or is payable upon the achievement of revenue growth targets during fiscal 2014, 2015 and 2016 meant to achieve operating results in excess of base purchase price acquisition model assumptions. We refer to this acquisition as the "Rickland Orchards acquisition."

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

        We have accounted for each of these acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective date of acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles and amortizable trademarks acquired are amortized over 10 to 20 years. Seed technology assets acquired are amortized over a period of 5 years. Goodwill and other intangible assets, except in the case of the Specialty Brands and the Mama Mary's acquisitions, are deductible for income tax purposes. Inventory has been recorded at estimated selling price less costs of disposal and a reasonable selling profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist. See Note 6, "Goodwill and Other Intangible Assets."

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(3) Acquisitions (Continued)

        The following table sets forth the preliminary allocation of the Green Giant acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and the liabilities assumed. We anticipate completing the purchase price allocation before or during the fourth quarter of fiscal 2016.

        Green Giant Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$822,786

Total	$822,786

Preliminary Allocation:
Trademarks—unamortizable intangible assets	422,000
Inventory	239,693
Goodwill	84,221
Customer relationship intangibles—amortizable intangible assets	38,000
Property, Plant and Equipment	44,244
Seed technology intangibles—amortizable intangible assets	2,000
Other working capital	(7,372)

Total	$822,786

        The following table sets forth the preliminary allocation of the Mama Mary's acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and the liabilities assumed. We anticipate completing the purchase price allocation during the first or second quarter of fiscal 2016.

        Mama Mary's Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$51,025

Total	$51,025

Preliminary Allocation:
Trademarks—unamortizable intangible assets	38,900
Goodwill	18,335
Customer relationship intangibles—amortizable intangible assets	4,800
Property, Plant and Equipment	1,900
Short-term deferred income tax assets	2,961
Other working capital	(619)
Long-term deferred income tax liabilities, net	(15,252)

Total	$51,025

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

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

January 2, 2016, January 3, 2015 and December 28, 2013

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

  Unaudited Pro Forma Summary of Operations

        The following pro forma summary of operations presents our operations as if the Green Giant acquisition had occurred as of the beginning of fiscal 2014 and as if the Specialty Brands, the Pirate Brands and Rickland Orchards acquisitions had occurred as of the beginning of fiscal 2013. In addition to including the results of operations of these acquisitions, the pro forma information gives effect to the interest on additional borrowings, the amortization of trademark, customer relationship and seed technology intangibles, and the issuance of shares of common stock. On an actual basis, Green Giant contributed $106.2 million of our aggregate $966.4 million of consolidated net sales for fiscal 2015. On an actual basis, Specialty Brands contributed $65.5 million of our aggregate net sales for fiscal 2014. On an actual basis, Pirate Brands and Rickland Orchards contributed $32.6 million and $12.9 million, respectively, of our aggregate $725.0 million of consolidated net sales for fiscal 2013.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(dollars in thousands)
Net sales	$1,419,067	$1,455,076	$721,379
Net income	$(71,852)	$60,928	$50,149
Basic earnings per share	$(1.27)	$1.14	$1.01
Diluted earnings per share	$(1.27)	$1.13	$1.00

        The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the Green Giant acquisition occurred as of the beginning of fiscal 2014 and had the Specialty Brands, the Pirate Brands and Rickland Orchards acquisitions occurred as of the beginning of fiscal 2013, and is not intended to be a projection of future results.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(3) Acquisitions (Continued)

        Neither the Mama Mary's acquisition nor the TrueNorth acquisition was material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(4) Inventories

        Inventories consist of the following as of the dates indicated (in thousands):

	January 2, 2016	January 3, 2015
Raw materials and packaging	$26,185	$23,795
Work-in-process	123,817	271
Finished goods	162,878	82,491

Total	$312,880	$106,557

(5) Property, Plant and Equipment, net

        Property, plant and equipment, net, consists of the following as of the dates indicated (in thousands):

	January 2, 2016	January 3, 2015
Land	$7,450	$3,508
Buildings and improvements	69,924	55,524
Machinery and equipment	207,373	165,751
Office furniture and vehicles	18,973	15,572
Construction-in-progress	6,259	5,095

	309,979	245,450
Less: accumulated depreciation	(146,337)	(129,253)

Total	$163,642	$116,197

        Depreciation expense was $17.4 million, $14.7 million and $14.2 million for fiscal 2015, 2014 and 2013, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(6) Goodwill and Other Intangible Assets

        The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of January 2, 2016			As of January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Trademarks	$12,056	$1,806	$10,250	$12,056	$875	$11,181
Customer relationships	235,713	68,591	167,122	192,913	58,400	134,513
Seed technology	2,000	133	1,867	—	—	—

	$249,769	$70,530	$179,239	$204,969	$59,275	$145,694

Unamortizable Intangible Assets
Goodwill	$473,145			$370,424

Trademarks	$1,263,101			$802,201

Note: The increases in the carrying amounts of unamortizable intangible assets during fiscal 2015 are attributable to the Green Giant and Mama Mary's acquisitions and purchase accounting adjustments related to the Specialty Brands acquisition.

        During fiscal 2015, 2014 and 2013, we amortized $11.3 million, $12.7 million and $9.9 million, respectively, of the amortizable intangible assets. We expect to recognize $13.6 million, $13.4 million, $13.1 million, $13.0 million and $12.9 million of amortization expense in fiscal years 2016, 2017, 2018, 2019 and 2020, respectively, associated with our current amortizable intangible assets.

        See Note 3, "Acquisitions."

(7) Long-Term Debt

        Long-term debt consists of the following, as of the dates indicated (in thousands):

	January 2, 2016	January 3, 2015
Current and former senior secured credit agreement:
Revolving credit facility	$40,000	$34,000
Tranche A term loans due 2019, net of unamortized discount of $465 and $643 at January 2, 2016 and January 3, 2015	273,285	291,857
Tranche B term loans due 2022, net of unamortized discount of $3,669 at January 2, 2016	746,331	—
4.625% senior notes due 2021	700,000	700,000

Total long-term debt, net of unamortized discount	1,759,616	1,025,857
Current portion of long-term debt	(33,750)	(18,750)

Long-term debt, net of unamortized discount and excluding current portion	$1,725,866	$1,007,107

        Senior Secured Credit Agreement.    On October 2, 2015, we amended and restated our existing senior secured credit agreement dated as of June 5, 2014. The amendment provided for an incremental tranche B term loan facility to be made available under the credit agreement to finance a portion of

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(7) Long-Term Debt (Continued)

the purchase price for the Green Giant acquisition. On November 2, 2015, we funded the purchase price, inventory adjustment at closing, initial working capital requirements and related transaction fees and expenses for the Green Giant acquisition with additional revolving loans and $750.0 million of tranche B term loans under the credit agreement. See Note 3, "Acquisitions."

        At January 2, 2016, $273.8 million of tranche A term loans, $750.0 million of tranche B term loans and $40.0 million of revolving loans were outstanding under our credit agreement.

        At January 2, 2016, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $458.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

        The tranche A term loans are subject to principal amortization. $7.5 million was due and paid in fiscal 2014, $18.8 million was due and paid in fiscal 2015, $26.2 million is due and payable in fiscal 2016, $24.4 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018. The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019. The tranche B term loans mature on November 2, 2022 and are subject to amortization at the rate of 1% per year, with $7.5 million due and payable in each of fiscal years 2016 through 2021 and $705.0 million due and payable in fiscal 2022.

        If we prepay all or any portion of the tranche B term loans before May 2, 2016 in connection with a financing that has a lower interest rate or weighted average yield than the tranche B term loans, we will owe a repayment fee equal to 1% of the amount prepaid. Otherwise, we may prepay the term loans or permanently reduce the revolving credit facility commitment under the credit agreement at any time without premium or penalty (other than customary "breakage" costs with respect to the early termination of LIBOR loans). Subject to certain exceptions, the credit agreement provides for mandatory prepayment upon certain asset dispositions or casualty events and issuances of indebtedness.

        Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At January 2, 2016, the revolving credit facility and the tranche A term loan interest rates were approximately 2.29% and 2.36%, respectively.

        Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%. At January 2, 2016, the tranche B term loan interest rate was approximately 3.75%.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(7) Long-Term Debt (Continued)

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

        The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 7.00 to 1.00 through the fourth quarter of 2015; 6.75 to 1.00 for the first quarter of 2016 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters. As of January 2, 2016, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

January 2, 2016, January 3, 2015 and December 28, 2013

(7) Long-Term Debt (Continued)

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

        The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 2, 2016, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

        Subsidiary Guarantees.    We have no assets or operations independent of our direct and indirect subsidiaries. All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. See Note 17, "Guarantor and Non-Guarantor Financial Information."

        Deferred Debt Financing Costs.    During fiscal 2015, we capitalized $14.5 million of debt financing costs relating to the tranche B term loans, which are being amortized over the seven year scheduled term of the tranche B term loans. During fiscal 2014, we wrote-off and expensed $5.4 million of deferred debt financing costs relating to the termination of our prior credit agreement, which included the repayment of $121.9 million aggregate principal amount of our tranche A term loans and $215.0 million of revolving loans. During fiscal 2014, we also capitalized $5.6 million and $2.9 million of debt financing costs relating to the revolving credit facility and tranche A term loans, respectively, which are being amortized over the five year scheduled term of the revolving credit facility and tranche A term loans. During fiscal 2013, we wrote-off and expensed $8.3 million of deferred debt financing costs relating to the repayment of the $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans. During fiscal 2013, we also capitalized $12.2 million of debt financing costs, which are being amortized

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(7) Long-Term Debt (Continued)

over the eight year scheduled term of the 4.625% senior notes and we also capitalized $0.4 million of debt financing costs in connection with an amendment to our credit facility, which are being amortized over the remainder of the five year scheduled term of our revolving credit facility.

        As of January 2, 2016 and January 3, 2015 we had net deferred debt financing costs of $28.1 million and $17.2 million, respectively, included in other assets in the accompanying consolidated balance sheets.

        Loss on Extinguishment of Debt.    During fiscal 2015, we did not have any loss on extinguishment of debt. Loss on extinguishment of debt for fiscal 2014 includes costs in connection with the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder. The loss on extinguishment includes the write-off of deferred debt financing costs of $5.4 million, as discussed above, and the write-off of unamortized discount of $0.3 million. Loss on extinguishment of debt for fiscal 2013 includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write-off of deferred debt financing costs of $8.3 million and the write-off of unamortized discount of $2.8 million.

        Contractual Maturities.    As of January 2, 2016, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
2016	$33,750
2017	30,000
2018	84,375
2019	193,750
2020	9,375
Thereafter	1,412,500

Total	$1,763,750

        Accrued Interest.    At January 2, 2016 and January 3, 2015 accrued interest of $5.7 million and $3.5 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

January 2, 2016, January 3, 2015 and December 28, 2013

(8) Fair Value Measurements (Continued)

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

        The carrying values and fair values of our revolving credit loans, term loans and senior notes as of January 2, 2016 and January 3, 2015 are as follows (in thousands):

	January 2, 2016				January 3, 2015
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	$40,000		$40,000	(1)	$34,000		$34,000	(1)
Tranche A Term Loans due 2019	$273,285	(2)	$272,381	(1)	$291,857	(2)	$292,500	(1)
Tranche B Term Loans due 2022	$746,331	(3)	$749,063	(1)	$—		$—
4.625% Senior Notes due 2021	$700,000		$691,250	(4)	$700,000		$675,500	(4)

(1)
Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

(2)
The carrying values of the tranche A term loans are net of discount. At January 2, 2016 and January 3, 2015, the face amounts of the tranche A term loans were $273.8 million and $292.5 million, respectively.

(3)
The carrying values of the tranche B term loans are net of discount. At January 2, 2016, the face amount of the tranche B term loans was $750.0 million.

(4)
Fair values are estimated based on quoted market prices.

        In fiscal 2013, in connection with the Rickland Orchards acquisition, additional purchase price payments ranging from zero to $15.0 million are contingent upon the achievement of certain revenue growth targets during fiscal 2014, 2015 and 2016 meant to achieve revenue growth in excess of base purchase price acquisition model assumptions. We estimated the original fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. As of the date of acquisition, we estimated the original fair value of the contingent consideration to be approximately $7.6 million.

        During fiscal 2014 and fiscal 2013, we recorded interest accretion expense on the contingent consideration liability of $0.4 million and $0.2 million, respectively. We are required to reassess the fair value of the contingent consideration at each reporting period. At June 28, 2014, we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(8) Fair Value Measurements (Continued)

revised our forecasted operating results for Rickland Orchards for the remainder of fiscal 2014, 2015 and 2016. As a result of lower than expected net sales results for Rickland Orchards and the unlikelihood of Rickland Orchards achieving the revenue growth targets, the fair value of the contingent consideration was reduced to zero, resulting in a non-cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying audited consolidated statements of operations for fiscal 2014. Therefore, during fiscal 2015, we did not record interest accretion expense on the contingent consideration liability. The significant inputs used in these estimates include numerous possible scenarios for the contingent earn-out payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the respective liabilities. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different estimated amounts.

        The following table summarized the Level 3 activity (in thousands):

	January 2, 2016	January 3, 2015
Balance at beginning of year	$—	$7,774
Contingent consideration accretion expense	—	432
Gain on change in fair value of contingent consideration	—	(8,206)

Balance at end of year	$—	$—

(9) Accumulated Other Comprehensive Loss

        The reclassification from accumulated other comprehensive loss for fiscal 2015 and 2014 are as follows (in thousands):

	Amount Reclassified From AOCL
Details about AOCL Components	January 2, 2016	January 3, 2015	Affected Line Item in the Statement Where Net Income (loss) is Presented
Defined benefit pension plan items
Amortization of prior service cost	$44	$45	See (1) below
Amortization of unrecognized loss	803	—	See (1) below

	847	45	Total before tax
	(320)	(17)	Income tax expense

Total reclassification	$527	$28	Net of tax

(1)
These items are included in the computation of net periodic pension cost. See Note 12, "Pension Benefits," for additional information.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(9) Accumulated Other Comprehensive Loss (Continued)

        Changes in accumulated other comprehensive loss for fiscal 2015 and 2014 are as follows (in thousands):

	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total
Balance at December 28, 2013	$(2,340)	$(131)	$(2,471)
Other comprehensive loss before reclassifications	(8,475)	(116)	(8,591)
Amounts reclassified from AOCL	28	—	28

Net current period other comprehensive loss	(8,447)	(116)	(8,563)

Balance at January 3, 2015	(10,787)	(247)	(11,034)

Other comprehensive loss before reclassifications	2,602	(3,737)	(1,135)
Amounts reclassified from AOCL	(527)	—	(527)

Net current period other comprehensive income (loss)	2,075	(3,737)	(1,662)

Balance at January 2, 2016	$(8,712)	$(3,984)	$(12,696)

(10) Income Taxes

        The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
U.S.	$120,168	$63,232	$80,291
Foreign	1,071	545	601

Total	$121,239	$63,777	$80,892

        Income tax expense (benefit) consists of the following (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Current:
Federal	$19,534	$7,993	$6,853
State	3,205	820	728
Foreign	258	153	168

Subtotal	22,997	8,966	7,749
Deferred:
Federal	20,729	13,330	20,200
State	8,725	525	600
Foreign	(302)	—	—

Subtotal	29,152	13,855	20,800

Total	$52,149	$22,821	$28,549

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(10) Income Taxes (Continued)

        Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2015, 2014 and 2013 to income before income tax expense) as a result of the following:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit	3.0%	1.8%	1.8%
Impact on deferred taxes from changes in state tax rates	5.9%	—	(0.4)%
Foreign income taxes	—	—	—
Permanent differences	(0.7)%	—	—
Foreign tax credit	(0.2)%	—	—
Other	0.0%	(1.0)%	(1.1)%

Total	43.0%	35.8%	35.3%

        In fiscal 2015, 2014 and 2013, changes in state apportionments or state tax laws impacted our blended state rate, resulting in a tax expense of $7.2 million and a tax benefit of $0.1 million and $0.3 million, respectively.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 2, 2016	January 3, 2015
Deferred tax assets:
Accounts receivable, principally due to allowance	$38	$37
Inventories, principally due to additional costs capitalized for tax purposes	2,781	1,050
Accruals and other liabilities	4,546	5,196
Net operating loss and tax credit carry forwards	2,311	1,157
Other liabilities	—	—

Total gross deferred tax assets	9,676	7,440
Deferred tax liabilities:
Plant and equipment	(15,653)	(13,060)
Goodwill and other intangible assets	(237,866)	(194,406)
Prepaid expenses	(949)	(906)

Total gross deferred tax liabilities	(254,468)	(208,372)

Net deferred tax liability	$(244,792)	$(200,932)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(10) Income Taxes (Continued)

realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, at January 2, 2016. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced. The valuation allowance at January 2, 2016 and January 3, 2015 was $0.

        At January 2, 2016 we had intangibles of $1,133.0 million for tax purposes, which are amortizable through 2029.

        We operate in multiple taxing jurisdictions within the United States, Canada and Mexico and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. In January 2015, our company received notice that the IRS intends to conduct an audit of our 2012 tax year. During the second quarter of 2015, we provided documents and information to the IRS in response to its questions. There have been no further communications from the IRS since then. Although the final resolution of the audit is uncertain, we believe that the ultimate disposition will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Although we do not believe that we are otherwise currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of January 2, 2016, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2012 and forward
United States—States	2011 and forward
Canada	2011 and forward
Mexico	2015

        As of January 2, 2016, we do not have any reserves for uncertain tax positions. Our policy is to classify interest and penalties that result from any income tax uncertainties as income tax expense.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(11) Capital Stock (Continued)

        Dividends.    The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock. In the event of any liquidation, dissolution or winding up of our company, common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock. See Note 16, "Quarterly Financial Data (unaudited)," for dividends declared for each quarter of fiscal 2015 and 2014.

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

        Stock Repurchases.    We did not repurchase any shares of common stock during fiscal 2015, 2014 or 2013.

        Common Stock Issued.    In May 2015, we completed an underwritten public offering of 4,200,000 shares of our common stock at a price to the public of $30.60 per share. The proceeds of the offering were approximately $126.2 million, after deducting underwriting discounts and commissions and other offering expenses. The offering was made by means of a prospectus and related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC. We used the net proceeds of the offering to repay a portion of our long-term debt, to pay the purchase price and related transaction costs for the Mama Mary's acquisition and for general corporate purposes. See Note 3, "Acquisitions."

        In October 2013, as partial consideration for the Rickland Orchards acquisition, we issued to the seller 572,546 shares of common stock valued at $20.1 million. See Note 3, "Acquisitions."

(12) Pension Benefits

        We have three defined benefit pension plans covering approximately one quarter of our employees. The benefits are based on years of service and the employee's compensation, as defined.

        The following table sets forth our defined benefit pension plans' benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used January 2, 2016

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(12) Pension Benefits (Continued)

and January 3, 2015 measurement dates for fiscal 2015 and 2014, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost.

	January 2, 2016	January 3, 2015
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$66,727	$50,679
Actuarial (gain) loss	(4,589)	12,365
Service cost	3,909	2,940
Interest cost	2,577	2,387
Benefits paid	(1,415)	(1,644)
Curtailments	(825)	—

Projected benefit obligation at end of year	66,384	66,727

Change in plan assets:
Fair value of plan assets at beginning of year	63,163	59,701
Actual gain on plan assets	1,286	3,356
Employer contributions	3,500	1,750
Benefits paid	(1,415)	(1,644)

Fair value of plan assets at end of year	66,534	63,163

Net amount recognized:
Other assets	$865	$804
Other long-term liabilities	(715)	(4,368)

Funded status at the end of the year	$150	$(3,564)

Amount recognized in accumulated other comprehensive loss consists of:
Prior service cost	$(82)	$(126)
Actuarial loss	(13,586)	(16,875)
Deferred taxes	4,956	6,214

Accumulated other comprehensive loss	$(8,712)	$(10,787)

        The accumulated benefit obligations of the three plans were $59.6 million and $58.9 million at January 2, 2016 and January 3, 2015, respectively. The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	January 2, 2016	January 3, 2015
Accumulated benefit obligation	$5,842	$5,665
Fair value of plan assets	$5,780	$5,244

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(12) Pension Benefits (Continued)

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal 2016 are as follows (in thousands):

Prior service cost	$45
Actuarial loss	528

$573

	January 2, 2016	January 3, 2015
Weighted-average assumptions:
Discount rate	4.225%	3.882%
Rate of compensation increase	3.00%	3.00%
Expected long-term rate of return	6.50%	6.50%

        The discount rate used to determine year-end fiscal 2015 and fiscal 2014 pension benefit obligations was derived by matching the plans' expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

        Net periodic cost includes the following components (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Service cost—benefits earned during the period	$3,909	$2,940	$3,284
Interest cost on projected benefit obligation	2,577	2,387	2,111
Expected return on plan assets	(4,214)	(4,347)	(3,635)
Amortization of unrecognized prior service cost	44	45	44
Amortization of loss	803	—	815

Net pension cost	$3,119	$1,025	$2,619

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(12) Pension Benefits (Continued)

        The asset allocation for our pension plans at the end of fiscal 2015 and fiscal 2014, and the target allocation for fiscal 2015, by asset category, follows.

        Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan Assets at Year End
Asset Category	Target Allocation	January 2, 2016	January 3, 2015
Equity securities	75%	80%	80%
Fixed income securities	25%	15%	15%
Other	—	5%	5%

Total	100%	100%	100%

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

        The fair values of our pension plan assets at January 2, 2016 and January 3, 2015, utilizing the fair value hierarchy discussed in Note 8, "Fair Value Measurements" follow (in thousands):

	January 2, 2016		January 3, 2015
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$3,558	$—	$2,934	$—
Equity securities:
U.S. mutual funds	28,728	—	25,969	—
Foreign mutual funds	1,143	—	2,542	—
U.S. common stocks	15,716	—	19,668	—
Foreign common stocks	7,723	—	2,414	—
Fixed income securities:
U.S. mutual funds	9,666	—	9,636	—

Total	$66,534	$—	$63,163	$—

        The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $15.7 million of U.S. common stocks in the investment portfolio at the end of fiscal 2015, $5.8 million

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(12) Pension Benefits (Continued)

was invested in B&G Foods' common stock. Of the $19.7 million of U.S. common stocks in the investment portfolio at the end of fiscal 2014, $4.9 million was invested in B&G Foods' common stock.

        Information about the expected cash flows for the pension plan follows (in thousands):

Pension Payments
Benefit payments:
2016	$1,731
2017	1,974
2018	2,224
2019	2,610
2020	2,807
2021 to 2025	17,868

        We currently anticipate making contributions of approximately $3.5 million to our pension plan in fiscal 2016.

        We also sponsor a defined contribution plan covering substantially all of our employees. Employees may contribute to this plan and these contributions are matched by us at varying amounts. Contributions for the matching component of this plan amounted to $1.0 million for each of fiscal 2015, 2014 and 2013.

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

        During the second quarter of 2015, we agreed to a collective bargaining agreement that, among other things, implements a rehabilitation plan. As a result, our contributions to the plan are expected to increase by at least 5.0% per year above what we had been contributing.

        B&G Foods made contributions to the plan of $0.8 million in fiscal 2015 and $1.0 million in each of fiscal 2014 and 2013. These contributions represented less than five percent of total contributions made to the plan. In each of fiscal 2015, 2014 and 2013, we paid less than $0.1 million in surcharges

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(12) Pension Benefits (Continued)

and expect to pay surcharges of less than $0.1 million in fiscal 2016 assuming consistent hours are worked.

(13) Commitments and Contingencies

        Operating Leases.    We have several noncancelable operating leases, primarily for our corporate headquarters, one of our manufacturing facilities, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance. Total rental expense for our operating leases was $8.0 million, $7.3 million and $6.4 million, for fiscal 2015, 2014 and 2013, respectively.

        As of January 2, 2016, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below are as follows (in thousands):

Fiscal year ending:	Third Parties
2016	$8,189
2017	5,546
2018	5,361
2019	5,276
2020	4,285
Thereafter	3,687

Total	$32,344

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

        B&G Foods has been named as a defendant in a putative class action lawsuit filed by The Weston Firm on behalf of Troy Walker in August 2015 in the United States District Court for the Northern District of California. The lawsuit alleges that our company has violated California's Consumer Legal Remedies Act and Unfair Competition Law, with respect to the advertising, marketing and labeling of certain Ortega taco shells. Specifically, the plaintiff alleges, among other things, that the products are deceptively marketed because the products are labeled "0g trans fat" on the front of the package and contain partially hydrogenated oil. The complaint seeks monetary damages, injunctive relief and attorneys' fees. We have been vigorously defending this lawsuit and believe that the plaintiff's claims are without merit and that the products are and have at all times been properly labeled in compliance with applicable law. We also believe the claims are moot because, among other things, we began transitioning away from partially hydrogenated oil in these products before first being contacted by The Weston Firm and we no longer use partially hydrogenated oil in these products. On February 8, 2016,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(13) Commitments and Contingencies (Continued)

the court ruled on our motion to dismiss, dismissing all of the plaintiff's labeling claims and agreeing with our position that any claim for removal of partially hydrogenated oil would be moot after B&G Foods has done so. Plaintiff's only surviving claims relate to his alleged use of these products. These claims have been stayed, however, pending further guidance from the FDA, which has already stated that companies may continue to use partially hydrogenated oil through at least 2018. Based upon information currently available, we do not believe the ultimate resolution of this matter will have a material adverse effect on B&G Foods' consolidated financial position, results of operations or liquidity.

        Selling, general and administrative expenses for fiscal 2013 include a gain of $1.5 million relating to a legal settlement.

        Environmental.    We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2015, 2014 or 2013 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

        Collective Bargaining Agreements.    As of January 2, 2016, approximately 1,100 of our 2,003 employees, or 55%, were covered by collective bargaining agreements, of which approximately 178 were covered by a collective bargaining agreement expiring within the next 12 months. Our collective bargaining agreement with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695 that covers certain employees at our Stoughton, Wisconsin manufacturing facility is scheduled to expire on March 31, 2016. We are currently in negotiations for a new collective bargaining agreement for our Stoughton, Wisconsin facility. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for the Stoughton, Wisconsin manufacturing facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. As of the date of the accompanying audited financial statements, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition or results of operations. None of our other collective bargaining agreements is scheduled to expire within one year.

        Severance and Change of Control Agreements.    We have employment agreements with each of our seven executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employee's death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements). Severance benefits generally include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(13) Commitments and Contingencies (Continued)

vesting under compensation plans and, in certain cases, potential gross up payments for excise tax liability.

        Ortega and Las Palmas Recall.    On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products' ingredient statements. A significant majority of the costs of this recall were incurred in the fourth quarter of 2014. The cost impact of this recall during fiscal 2015 was $1.9 million, of which $1.2 million was recorded as a decrease in net sales related to customer refunds; $0.5 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.2 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs. The cost impact of this recall during fiscal 2014 (net of $5.0 million of insurance proceeds recovered in fiscal 2015 and not including an estimated $4.8 million of lost sales during the period of time production and distribution of the affected products were suspended) was $12.8 million, of which $4.1 million was recorded as a decrease in net sales related to customer refunds; $8.2 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges, customer fees and inventory write-offs; and $0.5 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs. The charges we recorded are based upon costs incurred to date. We do not expect any future expenses to be material. During 2015, we recovered $5.0 million of insurance proceeds.

(14) Incentive Plans

        Annual Bonus Plan.    Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company's attainment of pre-set annual financial objectives and individual performance. Awards are normally paid in cash in a lump sum following the close of each plan year. At January 2, 2016, accrued expenses in the accompanying consolidated balance sheets include an accrual for the annual bonus plan of $7.0 million. At January 3, 2015, we did not have an accrual for the annual bonus plan because fiscal 2014 annual financial objectives had not been attained.

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

        The 2008 Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. Subject to adjustment as provided in the plan, the total number of shares of common stock available for awards under the plan is 4,500,000, of which 2,576,598 were available for future issuance as of January 2, 2016. Some of those shares are subject to outstanding performance share long-term incentive awards (LTIAs) and stock options as described in the table below.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(14) Incentive Plans (Continued)

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

        The following table details the activity in our performance share LTIAs for fiscal 2015:

	Number of Performance Shares		Weighted Average Grant Date Fair Value (per share)(2)
Beginning of fiscal 2015	380,977	(1)	$24.82
Granted	171,622	(1)	$23.86
Vested	(153,194)		$20.34
Forfeited	(31,131)		$25.75

End of fiscal 2015	368,274		$26.16

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(14) Incentive Plans (Continued)

  Employee Stock Options.

        The following table details our stock option activity for fiscal 2015:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Aggregate Intrinsic Value
Outstanding at beginning of fiscal 2015	418,157	$30.94
Granted	133,172	$27.89
Exercised	—	—
Forfeited	(49,631)	$30.20

Outstanding at end of fiscal 2015	501,698	$30.20	9.0	$2,417.0

Exercisable at end of fiscal 2015	—	—	—	—

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

	Fiscal 2015	Fiscal 2014
Weighted average grant date fair value	$6.00	$6.74
Expected volatility	36.0%	34.8%
Expected term	6.5 years	6.5 years
Risk-free interest rate	1.6% - 1.9%	1.9%
Dividend yield	4.7% - 4.9%	4.4%

        No stock options were issued or outstanding in fiscal 2013.

        Non-Employee Director Stock Grants.    Each of our non-employee directors receives an annual equity grant as part of his or her non-employee director compensation. These shares fully vest when issued.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(14) Incentive Plans (Continued)

        The following table details the number of shares of common stock issued by our company during fiscal 2015, 2014 and 2013 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share based compensation:

	January 2, 2016	January 3, 2015	December 28, 2013
Number of performance shares vested	153,194	342,576	512,885
Shares withheld to fund statutory minimum tax withholding	58,242	138,799	214,878

Shares of common stock issued for performance share long-term incentive awards	94,952	203,777	298,007
Shares of common stock issued to non-employee directors for annual equity grants	18,095	14,010	14,592
Shares of common stock issued for other share based compensation, net of shares withheld to fund statutory minimum tax withholding	—	—	—

Total shares of common stock issued	113,047	217,787	312,599

Excess tax benefit recorded to additional paid in capital	$539	$2,356	$4,192

        The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2015	Fiscal 2014	Fiscal 2013
Compensation expense included in cost of goods sold	$1,420	$1,075	$855
Compensation expense included in selling, general and administrative expenses	4,397	1,160	3,080

Total compensation expense for share-based payments	$5,817	$2,235	$3,935

        As of January 2, 2016, there was $3.3 million of unrecognized compensation expense related to LTIAs, which is expected to be recognized during the next two fiscal years and $2.0 million of unrecognized compensation expense related to stock options, which is expected to be recognized during the next three fiscal years.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(15) Net Sales by Brand

        The following table sets forth net sales by brand (in thousands):

	Fiscal 2015	Fiscal 2014(6)	Fiscal 2013
Brand(1):
Ortega	$145,840	$134,374	$137,192
Green Giant(2)	106,173	—	—
Pirate Brands(3)	81,715	82,563	32,545
Maple Grove Farms of Vermont	77,724	79,177	77,084
Mrs. Dash	63,210	64,105	61,846
Cream of Wheat	62,342	62,494	65,202
Bear Creek Country Kitchens(4)	53,865	41,432	—
Las Palmas	36,729	35,121	34,486
Polaner	33,813	36,136	37,036
Bloch & Guggenheimer	26,172	26,889	26,988
New York Style	23,315	28,075	32,995
Spring Tree(4)	20,938	15,183	—
All other brands(5)	234,522	242,468	219,599

Total	$966,358	$848,017	$724,973

(1)
Table includes net sales for each of our brands whose net sales equals or exceeds 2% of our total fiscal 2015 net sales and for all other brands in the aggregate. Net sales for each brand also includes branded net sales and, if applicable, any private label and food service net sales attributable to the brand.

(2)
We completed the acquisition of Green Giant on November 2, 2015. Includes net sales for the Green Giant and Le Sueur brands.

(3)
We completed the acquisition of Pirate Brands on July 8, 2013.

(4)
We completed the acquisition of Specialty Brands on April 23, 2014, including the Bear Creek Country Kitchens and Spring Tree brands.

(5)
Net sales for "all other brands" has been impacted by the acquisition of the Cary's, MacDonald's, New York Flatbreads and Canoleo brands acquired as part of the Specialty Brands acquisition, which was completed on April 23, 2014.

(6)
Fiscal 2015 and fiscal 2013 contained 52 weeks and fiscal 2014 contained 53 weeks.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(16) Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, expect per share data)
Net sales
2015	$217,122	$193,645	$213,300	$342,291
2014	$198,140	$202,889	$208,998	$237,990
Gross profit
2015	$67,397	$62,008	$71,596	$88,563
2014	$64,669	$63,027	$63,062	$57,013
Net income (loss)
2015	$19,567	$18,748	$19,815	$10,960
2014	$17,777	$16,138	$(4,413)	$11,454
Basic and diluted earnings (loss) per share
2015	$0.36	$0.33	$0.34	$0.19
2014	$0.33	$0.30	$(0.08)	$0.21
Cash dividends declared per share
2015	$0.34	$0.34	$0.35	$0.35
2014	$0.34	$0.34	$0.34	$0.34

        Earnings per share were computed individually for each of the quarters presented using the weighted average number of shares outstanding during each quarterly period, while earnings per share for the full year were computed using the weighted average number of shares outstanding during the full year; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the full year

(17) Guarantor and Non-Guarantor Financial Information

        As further discussed in Note 7, our obligations under the 4.625% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this Note 17 as the guarantor subsidiaries. Our foreign subsidiaries, which we refer to in this Note 17 as the non-guarantor subsidiaries, do not guarantee the 4.625% senior notes.

        The following condensed consolidating financial information presents the condensed consolidating balance sheet as of January 2, 2016, and the related condensed consolidating statement of operations and condensed consolidating statement of cash flows for the for the fiscal year ended January 2, 2016 for:

  1.
  B&G Foods, Inc. (the Parent),

  2.
  the guarantor subsidiaries,

  3.
  the non-guarantor subsidiaries, and

  4.
  B&G Foods and all of its subsidiaries on a consolidated basis.

        The information includes elimination entries necessary to consolidate the Parent with the guarantor subsidiaries and non-guarantor subsidiaries. The guarantor subsidiaries and non-guarantor

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(17) Guarantor and Non-Guarantor Financial Information (Continued)

subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial information for each of the guarantor subsidiaries and non-guarantor subsidiaries are not presented because management believes such financial statements would not be meaningful to investors.

Condensed Consolidating Balance Sheet
As of January 2, 2016
(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$1,964	$3,282	$—	$5,246
Trade accounts receivable, net	—	63,890	5,822	—	69,712
Inventories, net	—	277,432	35,448	—	312,880
Prepaid expenses and other current assets	—	53,242	14,275	—	67,517
Income tax receivable	—	2,611	7	(104)	2,514
Deferred income taxes	—	5,116	303	(127)	5,292
Intercompany receivables	—	4,659	—	(4,659)	—

Total current assets		408,914	59,137	(4,890)	463,161
Property, plant and equipment, net	—	128,227	35,415	—	163,642
Goodwill	—	473,145	—	—	473,145
Other intangibles, net	—	1,442,340	—	—	1,442,340
Other assets	—	29,427	—	—	29,427
Investments in subsidiaries	2,237,593	85,074	—	(2,322,667)	—

Total assets	$2,237,593	$2,567,127	$94,552	$(2,327,557)	$2,571,715

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$—	$45,646	$3,947	$—	$49,593
Current portion of long-term debt	33,750	—	—	—	33,750
Accrued expenses	—	30,465	872	(104)	31,233
Dividends payable	20,292	—	—	—	20,292
Intercompany payables	—	—	4,659	(4,659)	—

Total current liabilities	54,042	76,111	9,478	(4,763)	134,868
Long-term debt, excluding current installments	1,725,866	—	—	—	1,725,866
Other liabilities	—	3,212	—	—	3,212
Deferred income taxes	—	250,211	—	(127)	250,084

Total liabilities	1,779,908	329,534	9,478	(4,890)	2,114,030
Common stock	580	—	—	—	580
Additional paid-in capital	162,568	1,945,281	86,833	(2,032,114)	162,568
Accumulated other comprehensive loss	(12,696)	(12,696)	(3,984)	16,680	(12,696)
Retained earnings	307,233	305,008	2,225	(307,233)	307,233

Total stockholders' equity	457,685	2,237,593	85,074	(2,322,667)	457,685

Total liabilities and stockholders' equity	$2,237,593	$2,567,127	$94,552	$(2,327,557)	$2,571,715

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(17) Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year ended January 2, 2016
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$934,260	$36,365	$(4,267)	$966,358
Cost of goods sold	—	647,256	33,805	(4,267)	676,794

Gross profit	—	287,004	2,560	—	289,564
Operating expenses:
Sales, general and administrative expenses	—	104,449	1,490	—	105,939
Amortization expense	—	11,255	—	—	11,255

Operating income	—	171,300	1,070	—	172,370
Other expenses:
Interest expense, net	—	51,131	—	—	51,131

Income before income tax expense	—	120,169	1,070	—	121,239
Income tax expense (benefit)	—	52,236	(87)	—	52,149
Equity in earnings of subsidiaries	69,090	1,157	—	(70,247)	—

Net income	$69,090	$69,090	$1,157	$(70,247)	$69,090

Comprehensive income (loss)	$67,428	$67,428	$(2,580)	$(64,848)	$67,428

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2016, January 3, 2015 and December 28, 2013

(17) Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows
Year ended January 2, 2016
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$137,330	$(8,851)	$—	$128,479

Cash flows from investment activities:
Capital expenditures	—	(18,209)	(365)	—	(18,574)
Payments for acquisition of businesses, net of cash acquired	—	(796,524)	(77,287)	—	(873,811)

Net cash used in investing activities	—	(814,733)	(77,652)	—	(892,385)

Cash flows from financing activities:
Repayments of long-term debt	(18,750)	—	—	—	(18,750)
Proceeds from issuance of long-term debt	746,250	—	—	—	746,250
Repayments of borrowings under revolving credit facility	(164,000)	—	—	—	(164,000)
Borrowings under revolving credit facility	170,000	—	—	—	170,000
Proceeds from issuance of common stock, net	126,230	—	—	—	126,230
Dividends paid	(76,528)	—	—	—	(76,528)
Excess tax benefits from share-based compensation	—	539	—	—	539
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,750)	—	—	(1,750)
Debt financing costs	—	(14,547)	—	—	(14,547)
Intercompany transactions	(783,202)	693,687	89,515	—	—

Net cash provided by financing activities	—	677,929	89,515	—	767,444

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	218	—	218

Net increase (decrease) in cash and cash equivalents	—	526	3,230	—	3,756
Cash and cash equivalents at beginning of year	—	1,438	52	—	1,490

Cash and cash equivalents at end of year	$—	$1,964	$3,282	$—	$5,246

(18) Subsequent Events

        On February 22, 2016, our Board of Directors increased our company's quarterly dividend from $0.35 to $0.42 per share of common stock. On an annualized basis, the dividend increased from $1.40 to $1.68 per share. The next quarterly dividend will be payable on May 2, 2016 to shareholders of record as of March 31, 2016.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts— describe	Deductions— describe		Balance at end of period
Year ended December 28, 2013:
Allowance for doubtful accounts and discounts	$831	$257	—	$7	(a)	$1,081
Year ended January 3, 2015:
Allowance for doubtful accounts and discounts	$1,081	$21	—	$97	(a)	$1,005
Year ended January 2, 2016:
Allowance for doubtful accounts and discounts	$1,005	$178	—	$16	(a)	$1,167

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

Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our evaluation under the framework of Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at January 2, 2016. The effectiveness of our internal control over financial reporting as of January 2, 2016 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

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

        We have excluded the Green Giant business from our evaluation of internal control over financial reporting as of January 2, 2016 because we acquired the Green Giant business during 2015. The total assets and net sales of the Green Giant business represent 33.0% and 11.0%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended January 2, 2016.

Changes in Internal Control over Financial Reporting.

        As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the last quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change during the last quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading "Available Information," the information required by this Item will appear in the sections entitled "Corporate Governance," "Proposal 1—Election of Directors," "Our Management," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" included in our definitive proxy statement to be filed on or before May 2, 2016, relating to the 2016 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item will appear in the section entitled "Executive Compensation" and "Compensation Discussion and Analysis" included in our definitive proxy statement to be filed on or before May 2, 2016, relating to the 2016 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes information, as of January 2, 2016, relating to the 2008 Omnibus Incentive Compensation Plan, which was approved by the company's stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	869,972	(1)	$30.20	(2)	1,706,626	(1)
Equity compensation plans not approved by security holders	—		—		—

Total	869,972	(1)	$30.20	(2)	1,706,626	(1)

(1)
Includes 501,698 stock options and 368,274 performance share long-term incentive awards (LTIAs) (for the 2013 to 2015, 2014 to 2016 and 2015 to 2017 performance periods) outstanding as of January 2, 2016, under the 2008 Omnibus Incentive Compensation Plan. For the performance share LTIAs, includes the maximum number of shares (i.e., 200% of the target number of shares) of common stock that may be issued under the 2008 Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance-based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan. 63,498 shares of common stock (which is net of

  37,596 shares withheld for minimum statutory tax withholding) were issued in February 2016 in respect of the 2013 to 2015 performance share LTIAs.

(2)
Reflects the weighted average exercise price of 501,698 stock options outstanding under the 2008 Omnibus Incentive Compensation Plan. 368,274 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

        The remaining information required by this item will appear in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in our definitive proxy statement to be filed on or before May 2, 2016, relating to the 2016 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will appear in the section entitled "Certain Relationships and Related Transactions" and "Corporate Governance" included in our definitive proxy statement to be filed on or before May 2, 2016, relating to the 2016 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the section entitled "Independent Registered Public Accounting Firm Fees" included in our definitive proxy statement to be filed on or before May 2, 2016, relating to the 2016 annual meeting of stockholders, which information is incorporated herein by reference.

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

EXHIBIT NO.	DESCRIPTION
2.4	Asset Purchase Agreement, dated as of September 2, 2015, among General Mills, Inc., B&G Foods North America, Inc., and B&G Foods, Inc. (Filed as Exhibit 2.1 to B&G Foods' Current Report on Form 8-K filed September 3, 2015, and incorporated by reference herein)
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
10.1
Amended and Restated Credit Agreement, dated as of October 2, 2015, among B&G Foods, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent and collateral agent, with certain financial institutions as joint lead arrangers, joint bookrunners, co-documentation agents and co-syndication agents. (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on November 6, 2016, and incorporated by reference herein)
10.2
Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., B&G Foods North America, Inc., B&G Foods Snacks, Inc., BCCK Holdings, Inc., Bear Creek Country Kitchens, LLC, Pirate Brands, LLC, Rickland Orchards LLC, Specialty Brands of America, Inc. and William Underwood Company, and each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods' Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein)
10.3
Agreement by and between MSLO Emeril Acquisition Sub LLC (successor by assignment to Emeril's Food of Love Productions, L.L.C.) and B&G Foods, Inc. dated June 9, 2000 (Filed with as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (file no. 333-112680) filed on May 3, 2004, and incorporated by reference herein)
10.4
Second Amended and Restated Employment Agreement, dated as of December 11, 2014, between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods' Current Report on Form 8-K filed on December 16, 2014, and incorporated by reference herein)

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
10.9	Employment Agreement, dated as of January 4, 2016, between Eric H. Hart and B&G Foods, Inc.
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
101.1
The following financial information from B&G Foods' Annual Report for the year ended January 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 2, 2016	B&G FOODS, INC.
	By:	/s/ THOMAS P. CRIMMINS
Thomas P. Crimmins Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ STEPHEN C. SHERRILL Stephen C. Sherrill	Chairman of the Board of Directors	March 2, 2016
/s/ ROBERT C. CANTWELL Robert C. Cantwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2016
/s/ DEANN BRUNTS DeAnn Brunts	Director	March 2, 2016
/s/ CHARLES F. MARCY Charles F. Marcy	Director	March 2, 2016
/s/ DENNIS M. MULLEN Dennis M. Mullen	Director	March 2, 2016
/s/ CHERYL M. PALMER Cheryl M. Palmer	Director	March 2, 2016
/s/ ALFRED POE Alfred Poe	Director	March 2, 2016
/s/ DAVID L. WENNER David L. Wenner	Director	March 2, 2016