Form 10-Q
period 2016-04-02
B&G Foods, Inc.
filed 2016-05-05
CIK 1278027

As filed with the Securities and Exchange Commission on May 5, 2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 5, 2016, the registrant had 62,640,242 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

-  i  -

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$65,180	$5,246
Trade accounts receivable, net	72,584	69,712
Inventories	260,517	312,880
Prepaid expenses and other current assets	58,488	67,517
Income tax receivable	—	2,514
Deferred income taxes	5,224	5,292
Total current assets	461,993	463,161

Property, plant and equipment, net of accumulated depreciation of $152,067 and $146,337	162,629	163,642
Goodwill	473,145	473,145
Other intangibles, net	1,438,932	1,442,340
Other assets	1,895	1,332
Total assets	$2,538,594	$2,543,620

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$41,772	$49,593
Accrued expenses	39,133	31,233
Current portion of long-term debt	—	33,750
Income tax payable	4,412	—
Dividends payable	26,309	20,292
Total current liabilities	111,626	134,868

Long-term debt	1,545,825	1,697,771
Other liabilities	2,346	3,212
Deferred income taxes	259,927	250,084
Total liabilities	1,919,724	2,085,935
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 62,640,242 and 57,976,744 shares issued and outstanding as of April 2, 2016 and January 2, 2016	626	580
Additional paid-in capital	288,269	162,568
Accumulated other comprehensive loss	(10,454)	(12,696)
Retained earnings	340,429	307,233
Total stockholders’ equity	618,870	457,685
Total liabilities and stockholders’ equity	$2,538,594	$2,543,620

See Notes to Consolidated Financial Statements.

-  1  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015
Net sales	$352,978	$217,122
Cost of goods sold	237,063	149,725
Gross profit	115,915	67,397

Operating expenses:
Selling, general and administrative expenses	39,638	22,848
Amortization expense	3,408	2,673
Operating income	72,869	41,876

Other income and expenses:
Interest expense, net	19,135	11,539
Loss on extinguishment of debt	2,836	—
Other income	(1,929)	—
Income before income tax expense	52,827	30,337
Income tax expense	19,631	10,770
Net income	$33,196	$19,567

Weighted average shares outstanding:
Basic	599,001	53,759
Diluted	59,103	53,800

Basic and diluted earnings per share	$0.56	$0.36

Cash dividends declared per share	$0.42	$0.34

See Notes to Consolidated Financial Statements.

-  2  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015
Net income	$33,196	$19,567

Other comprehensive income:
Foreign currency translation adjustments	2,153	(104)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	89	119
Other comprehensive income	2,242	15
Comprehensive income	$35,438	$19,582

See Notes to Consolidated Financial Statements.

-  3  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015
Cash flows from operating activities:
Net income	$33,196	$19,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,004	6,544
Amortization of deferred debt financing costs and bond discount	1,468	879
Deferred income taxes	9,854	4,619
Loss on extinguishment of debt	2,836	—
Share-based compensation expense	1,098	1,183
Excess tax benefits from share-based compensation	(343)	(518)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(2,606)	139
Inventories	53,807	(535)
Prepaid expenses and other current assets	9,410	2,001
Income tax receivable/payable	7,486	9,815
Other assets	(420)	(3)
Trade accounts payable	(7,740)	(11,774)
Accrued expenses	7,665	7,842
Other liabilities	(866)	(1,078)
Net cash provided by operating activities	123,849	38,681

Cash flows from investing activities:
Capital expenditures	(5,120)	(3,206)
Net cash used in investing activities	(5,120)	(3,206)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	(3,750)
Repayments of borrowings under revolving credit facility	(50,000)	—
Borrowings under revolving credit facility	10,000	10,000
Proceeds from issuance of common stock, net	152,025	—
Dividends paid	(20,292)	(18,246)
Excess tax benefits from share-based compensation	343	518
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,410)	(1,750)
Net cash used in financing activities	(59,334)	(13,228)

Effect of exchange rate fluctuations on cash and cash equivalents	539	(67)
Net increase in cash and cash equivalents	59,934	22,180

Cash and cash equivalents at beginning of period	5,246	1,490
Cash and cash equivalents at end of period	$65,180	$23,670

Supplemental disclosures of cash flow information:
Cash interest payments	$10,260	$2,561
Cash income tax payments (refunds)	$2,559	$(3,648)
Non-cash transactions:
Dividends declared and not yet paid	$26,309	$18,278
Accruals related to purchases of property, plant and equipment	$1,376	$—

See Notes to Consolidated Financial Statements.

-  4  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1)Nature of Operations

B&G Foods, Inc. is a holding company whose principal assets are the shares of capital stock of its subsidiaries.  Unless the context requires otherwise, references in this report to “B&G Foods,” “our company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries.  Our financial statements are presented on a consolidated basis.

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico.  Our products include frozen and canned vegetables, hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent,  B&G,  B&M,  Baker’s Joy,  Bear Creek Country Kitchens,  Brer Rabbit,  Canoleo,  Cary’s,  Cream of Rice,  Cream of Wheat,  Devonsheer,  Don Pepino,  Emeril’s,  Grandma’s Molasses,  Green Giant,  JJ Flats,  Joan of Arc,  Las Palmas,  Le Sueur,  MacDonald’s,  Mama Mary’s,  Maple Grove Farms of Vermont,  Molly McButter,  Mrs. Dash,  New York Flatbreads,  New York Style,  Old London,  Original Tings,  Ortega,  Pirate’s Booty,  Polaner,  Red Devil,  Regina,  Rickland Orchards,  Sa-són,  Sclafani,  Smart Puffs,  Spring Tree,  Sugar Twin,  Trappey’s,  TrueNorth,  Underwood,  Vermont Maid and Wright’s.  We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

(2)Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal year ending December 31, 2016 (fiscal 2016) and our fiscal year ended January 2, 2016 (fiscal 2015) each contain 52 weeks.  Each quarter of fiscal 2016 and 2015 contains 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended April 2, 2016 (first quarter of 2016) and April 4, 2015 (first quarter of 2015) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary to present fairly our consolidated financial position as of April 2, 2016, and the results of our operations, comprehensive income and cash flows for the first quarter of each of 2016 and 2015.  Our results of operations for the first quarter of 2016 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes

-  5  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)Summary of Significant Accounting Policies (Continued)

included in our Annual Report on Form 10-K for fiscal 2015 filed with the SEC on March 2, 2016.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment and deferred tax assets; and the determination of the useful life of customer relationship and amortizable trademark intangibles.  Actual results could differ significantly from these estimates and assumptions.

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

Newly Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We adopted the provisions of this ASU at the beginning of fiscal 2016 and applied the required changes in accounting principle on a restrospective basis. Accordingly, in our consolidated balance sheet as of January 2, 2016, $28.1 million of unamortized deferring financing costs were reclassified from other assets to long-term debt. The update impacted presentation and disclosure only, and therefore, the adoption of this ASU did not have any impact on our consolidated financial position, results of operations or liquidity.

Recently Issued Accounting Standards

In March 2016, the FASB issued a new ASU that provides for the simplification of several aspects of the accounting for share-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently evaluating the impact of this new standard.

In February 2016, the FASB issued a new ASU that requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current guidance. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the impact of this new standard.

In November 2015, the FASB issued a new ASU that requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The update impacts balance sheet presentation and disclosure only, and

-  6  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)Summary of Significant Accounting Policies (Continued)

therefore, the adoption of this ASU will not have any impact on our consolidated financial position, results of operations or liquidity.

(3)Acquisitions

On November 2, 2015, we completed the acquisition of the Green Giant and Le Sueur brands from General Mills, Inc. for a purchase price of $765 million in cash plus an inventory adjustment at closing of $57.8 million. We refer to this acquisition as the “Green Giant acquisition.”  In connection with the acquisition, as of April 2, 2016 and January 2, 2016, we had receivables related to an ongoing transition services agreement with General Mills, of $46.2 million and $52.6 million, respectively, included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

On July 10, 2015, we acquired Spartan Foods of America, Inc., and related entities, including the Mama Mary’s brand, from Linsalata Capital Partners and certain other sellers for a purchase price of $51.0 million in cash. We refer to this acquisition as the “Mama Mary’s acquisition.”

We have accounted for each of these acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective date of acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles and amortizable trademarks acquired are amortized over 10 to 20 years. Seed technology assets acquired in the Green Giant acquisition are amortized over a period of 5 years. Goodwill and other intangible assets, except in the case of the Mama Mary’s acquisition, are deductible for income tax purposes.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable selling profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist.  See Note 5, “Goodwill and Other Intangible Assets.”

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

Green Giant Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$822,786
Total	$822,786

Preliminary Allocation:
Trademarks—unamortizable intangible assets	422,000
Inventory	239,693
Goodwill	84,221
Customer relationship intangibles—amortizable intangible assets	38,000
Property, Plant and Equipment	44,244
Seed technology intangibles—amortizable intangible assets	2,000
Other working capital	(7,372)
Total	$822,786

-  7  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)Acquisitions (Continued)

The following table sets forth the preliminary allocation of the Mama Mary’s acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and the liabilities assumed.  We anticipate completing the purchase price allocation during the second quarter of 2016.

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

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the first quarter of 2015 presents our operations as if the Green Giant acquisition had occurred as of the beginning of fiscal 2015.  In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of customer relationship and seed technology intangibles.

Thirteen
Weeks Ended
April 4, 2015
(dollars in thousands,
except per share data)
Net sales	$358,509
Net income	25,134
Basic and diluted earnings per share	$0.47

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the Green Giant acquisition occurred as of the beginning of fiscal 2015, and is not intended to be a projection of future results.

The Mama Mary’s acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(4)Inventories

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

-  8  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)Inventories (Continued)

Inventories consist of the following, as of the dates indicated (in thousands):

	April 2, 2016	January 2, 2016
Raw materials and packaging	$33,063	$32,143
Work-in-process	90,465	123,817
Finished goods	136,989	156,920
Total	$260,517	$312,880

(5)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	As of April 2, 2016			As of January 2, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$12,056	$2,039	$10,017	$12,056	$1,806	$10,250
Customer relationships	235,713	71,566	164,147	235,713	68,591	167,122
Seed technology	2,000	333	1,667	2,000	133	1,867
	$249,769	$73,938	$175,831	$249,769	$70,530	$179,239
Unamortizable Intangible Assets
Goodwill	$473,145			$473,145
Trademarks	$1,263,101			$1,263,101

Amortization expense associated with amortizable intangible assets for the first quarter of 2016 and first quarter of 2015 was  $3.4 million and $2.7 million, respectively, and is recorded in operating expenses. We expect to recognize an additional $10.2 million of amortization expense associated with our amortizable intangible assets during the remainder of fiscal 2016, and thereafter $13.4 million, $13.1 million, $13.0 million and $12.9 million of amortization expense in fiscal years 2017, 2018, 2019 and 2020, respectively.

See Note 3, “Acquisitions.”

-  9  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	April 2, 2016	January 2, 2016
Revolving credit facility	$—	$40,000
Tranche A term loans due 2019	233,640	273,750
Tranche B term loans due 2022	640,110	750,000
4.625% senior notes due 2021	700,000	700,000
Unamortized deferred financing costs	(24,538)	(28,095)
Unamortized discount	(3,387)	(4,134)
Total long-term debt, net of unamortized deferred financing costs and discount	1,545,825	1,731,521
Current portion of long-term debt	—	(33,750)
Long-term debt, net of unamortized deferred financing costs and discount, and excluding current portion	$1,545,825	$1,697,771

As of April 2, 2016, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2016	$—
2017	10,515
2018	76,875
2019	146,250
2020	—
Thereafter	1,340,110
Total	$1,573,750

Senior Secured Credit Agreement.  During the first quarter of 2016, we made an optional prepayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans using the proceeds of a common stock offering.  See Note 8, “Stockholders’ Equity.”

At April 2, 2016, $233.6 million of tranche A term loans and $640.1 million of tranche B term loans were outstanding under our credit agreement.  There were no revolving loans outstanding under the credit agreement at April 2, 2016.

At April 2, 2016, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $498.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization. $10.5 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019.  The entire $640.1 million principal amount of tranche B term loans outstanding are due and payable at maturity on November 2, 2022.

-  10  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt (Continued)

We may prepay the term loans or permanently reduce the revolving credit facility commitment under the credit agreement at any time without premium or penalty (other than customary “breakage” costs with respect to the early termination of LIBOR loans).  Subject to certain exceptions, the credit agreement provides for mandatory prepayment upon certain asset dispositions or casualty events and issuances of indebtedness.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At April 2, 2016, the tranche A term loan interest rate was approximately 2.43%.  There were no outstanding borrowings under the revolving credit facility at April 2, 2016.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%. At April 2, 2016, the tranche B term loan interest rate was approximately 3.75%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 6.75 to 1.00 for the first quarter of 2016 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of April 2, 2016, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

-  11  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt (Continued)

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

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of April 2, 2016, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

Subsidiary Guarantees.  We have no assets or operations independent of our direct and indirect subsidiaries.  All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt.  There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan.  See Note 16, “Guarantor and Non-Guarantor Financial Information.”

Accrued Interest.  At April 2, 2016 and January 2, 2016, accrued interest of $13.1 million and $5.7 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Loss on Extinguishment of Debt.  During the first quarter of 2016, we incurred a loss on extinguishment of debt in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. The loss on extinguishment includes the write-off of deferred debt financing costs of $2.2 million and the write-off of unamortized discount of $0.6 million.

(7)Fair Value Measurements

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

-  12  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)Fair Value Measurements (Continued)

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

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses, income tax payable and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of April 2, 2016 and January 2, 2016 are as follows (in thousands):

	April 2, 2016				January 2, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	—		—		40,000		40,000	(1)
Tranche A Term Loans due 2019	233,279	(2)	232,113	(1)	273,285	(2)	272,381	(1)
Tranche B Term Loans due 2022	637,084	(3)	637,880	(1)	746,331	(3)	749,063	(1)
4.625% Senior Notes due 2021	700,000		700,000	(4)	700,000		691,250	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  At April 2, 2016 and January 2, 2016, the face amounts of the tranche A term loans were $233.6 million and $273.8 million, respectively.

(3)

The carrying values of the tranche B term loans are net of discount.  At April 2, 2016 and January 2, 2016, the face amounts of the tranche B term loans were $640.1 million and $750.0 million, respectively.

(4)	Fair values are estimated based on quoted market prices.

There was no Level 3 activity during the first quarter of 2016 or 2015.

(8)Stockholders’ Equity

Common Stock Offering.  On March 15, 2016, we completed an underwritten public offering of 4,600,000 shares of our common stock at a price to the public of $33.55 per share. The proceeds of the offering were $152.0 million, after deducting underwriting discounts and commissions and other offering expenses. The offering was made by means of a prospectus and related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC. We used the net proceeds of the offering to repay a portion of our long-term debt. See Note 6, “Long-Term Debt.”

-  13  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss (AOCL) as of April 2, 2016 and April 4, 2015 are as follows (in thousands):

	Thirteen Weeks Ended		Affected Line Item in the
	April 2,	April 4,	Statement Where Net Income
Details about AOCL Components	2016	2015	is Presented
Defined benefit pension plan items
Amortization of prior service cost	$11	$11	See (1) below
Amortization of unrecognized loss	132	176	See (1) below
	143	187	Total before tax
	(54)	(68)	Income tax expense
Total reclassification	$89	$119	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits” for additional information.

Changes in accumulated other comprehensive loss as of April 2, 2016 is as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Beginning balance	$(8,712)	$(3,984)	$(12,696)
Other comprehensive income before reclassifications	—	2,153	2,153
Amounts reclassified from AOCL	89	—	89
Net current period other comprehensive income	89	2,153	2,242
Ending balance	$(8,623)	$(1,831)	$(10,454)

(10)Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension costs for company sponsored defined benefit pension plans for the first quarter of 2016 and 2015 include the following components (in thousands):

	Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015
Service cost—benefits earned during the period	$873	$1,001
Interest cost on projected benefit obligation	692	640
Expected return on plan assets	(1,096)	(1,042)
Amortization of unrecognized prior service cost	11	11
Amortization of unrecognized loss	132	176
Net periodic pension cost	$612	$786

During the first quarter of 2016, we made $1.8 million of defined benefit pension plan contributions. We plan to make approximately $1.7 million of additional contributions during the remainder of fiscal 2016.

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

-  14  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)Pension Benefits (Continued)

We were notified that for the plan year beginning January 1, 2012, the plan was in critical status and classified in the Red Zone.  As of the date of the accompanying unaudited consolidated interim financial statements, the plan remains in critical status.  The law requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation.  The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement.  During the second quarter of 2015, we agreed to a collective bargaining agreement that, among other things, implements a rehabilitation plan.  As a result, our contributions to the plan are expected to increase by at least 5% per year.

B&G Foods made contributions to the plan of $0.2 million in the first quarter of 2016 and expects to pay surcharges of less than $0.1 million in fiscal 2016 assuming consistent hours are worked.  B&G Foods contributed $0.8 million in fiscal 2015 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

(11)Commitments and Contingencies

Operating Leases.  As of April 2, 2016, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2016	$6,169
2017	5,580
2018	5,384
2019	5,276
2020	4,285
Thereafter	3,687
Total	$30,381

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

B&G Foods has been named as a defendant in a putative class action lawsuit filed by The Weston Firm on behalf of Troy Walker in August 2015 in the United States District Court for the Northern District of California.  The lawsuit alleges that our company has violated California’s Consumer Legal Remedies Act and Unfair Competition Law, with respect to the advertising, marketing and labeling of certain Ortega taco shells.  Specifically, the plaintiff alleges, among other things, that the products are deceptively marketed because the products are labeled “0g trans fat” on the front of the package and contain partially hydrogenated oil.  The complaint seeks monetary damages, injunctive relief and attorneys’ fees.  We have been vigorously defending this lawsuit and believe that the plaintiff’s claims are without merit and that the products are and have at all times been properly labeled in compliance with applicable law.  We also believe the claims are moot because, among other things, we began transitioning away from partially hydrogenated oil in these products before first being contacted by The Weston Firm and we no longer use partially hydrogenated oil in these products.  On February 8, 2016, the court ruled on our motion to dismiss, dismissing all of the plaintiff’s labeling claims and agreeing with our position that any claim for removal of partially hydrogenated oil would be moot after B&G Foods has done so.  Under the court’s ruling, the plaintiff’s only surviving claims relate to his alleged use of these

-  15  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)Commitments and Contingencies (Continued)

products.  These claims have been stayed, however, pending further guidance from the FDA, which has already stated that companies may continue to use partially hydrogenated oil through at least 2018.  The plaintiff has filed an appeal to the Ninth Circuit.  Based upon information currently available, we do not believe the ultimate resolution of this matter will have a material adverse effect on B&G Foods’ consolidated financial position, results of operations or liquidity.

Environmental.  We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first quarter of 2016 or 2015 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of April 2, 2016, approximately 1,192 of our 1,981 employees, or 60%, were covered by collective bargaining agreements. During the first quarter of 2016, we reached an agreement in principal with the Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695, to extend for an additional five-year period ending March 27, 2021, a collective bargaining agreement that covers approximately 181 employees at our Stoughton, Wisconsin manufacturing facility.  The new agreement has been ratified by the union employees at the facility. None of our collective bargaining agreements are scheduled to expire within one year.

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

Ortega and Las Palmas Recall.  On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products’ ingredient statements.  A significant majority of the costs of this recall were incurred in the fourth quarter of 2014.  The cost impact of this recall during the first quarter of 2015 was $1.5 million, of which $0.8 million was recorded as a decrease in net sales related to customer refunds; $0.5 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.2 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs.  The charges we recorded are based upon costs incurred to date. There was no material cost impact of this recall during the first quarter of 2016, and we do not expect future expenses, if any, to be material.

-  16  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the first quarter of 2016 there were 38,729 and for the first quarter of 2015 there were 429,892 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015
Weighted average shares outstanding:
Basic	59,000,682	53,758,649
Net effect of potentially dilutive share-based compensation awards	102,667	40,860
Diluted	59,103,349	53,799,509

(13)Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 56.8% and 52.6% of consolidated net sales for the first quarter of 2016 and 2015, respectively.  Our top ten customers accounted for approximately 47.9% and 53.5% of our consolidated trade accounts receivables as of April 2, 2016 and January 2, 2016, respectively. Other than Wal-Mart, which accounted for 25.2% and 20.1% of our consolidated net sales for the first quarter of 2016 and 2015, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2016 or 2015. Other than Wal-Mart, which accounted for 17.4% and 19.3% of our consolidated trade accounts receivables as of April 2, 2016 and January 2, 2016, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of April 2, 2016, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first quarter of 2016 and 2015, our sales to customers in foreign countries represented approximately 9.0% and 3.3%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

(14)Share-Based Payments

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

-  17  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)Share-Based Payments (Continued)

The following table details our stock option activity for the first quarter of fiscal 2016:

		Weighted	Weighted Average	Aggregate
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	Remaining (Years)	Value
Outstanding at beginning of fiscal 2016	501,698	$30.20
Granted	195,799	$34.00
Exercised	—	—
Forfeited	—	—
Outstanding at end of first quarter of 2016	697,497	$31.27	9.1	$2,511.7
Exercisable at end of first quarter of 2016	—	—	—	—

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

	2016	2015

Weighted average grant date fair value	$5.03	$6.00
Expected volatility	27.7%	36.0%
Expected term	6.5 years	6.5 years
Risk-free interest rate	1.7%	1.6% - 1.9%
Dividend yield	4.9%	4.7% - 4.9%

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the first quarter of 2016 and 2015 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
	April 2,	April 4,
Consolidated Statements of Operations Location	2016	2015
Compensation expense included in cost of goods sold	$231	$260
Compensation expense included in selling, general and administrative expenses	867	923
Total compensation expense for share-based payments	$1,098	$1,183

As of April 2, 2016, there was $5.1 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.75 years and $2.6 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next three years.

-  18  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)Share-Based Payments (Continued)

The following table details the activity in our non-vested performance share LTIAs for the first quarter of 2016:

		Weighted Average
	Number of	Grant Date Fair
	Performance Shares (1)	Value (per share)(2)
Beginning of fiscal 2016	368,274	$26.16
Granted	173,646	$29.04
Vested	(101,094)	$28.24
Forfeited	—	$—
End of first quarter of 2016	440,826	$26.82

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

The following table details the number of shares of common stock issued by our company during the first quarter of 2016 and 2015 upon the vesting of performance share long-term incentive awards and other share based compensation (dollars in thousands):

	Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015
Number of performance shares vested	101,094	153,195
Shares withheld to fund statutory minimum tax withholding	37,596	58,243
Total shares of common stock issued	63,498	94,952
Excess tax benefit recorded to additional paid in capital	$343	$518

-  19  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015
Brand:(1)
Green Giant(2)	$130,160	$—
Ortega	36,466	39,960
Pirate Brands	24,081	23,036
Maple Grove Farms of Vermont	18,716	19,824
Cream of Wheat	17,095	16,985
Mrs. Dash	16,728	17,027
Bear Creek Country Kitchens	13,592	13,986
Mama Mary’s(3)	10,480	—
Las Palmas	9,764	9,036
Polaner	8,705	8,403
New York Style	4,680	5,306
Bloch & Guggenheimer	6,194	6,301
Spring Tree	4,995	5,352
All other brands	51,322	51,906
Total	$352,978	$217,122

(1)

Table includes net sales for each of our brands whose fiscal 2015 net sales were equal to or exceeded 2% of our total fiscal 2016 or fiscal 2015 net sales and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and food service net sales attributable to the brand.

(2)	We completed the Green Giant acquisition on November 2, 2015.
(3)	We completed the Mama Mary’s acquisition on July 10, 2015.

(16)Guarantor and Non-Guarantor Financial Information

 As further discussed in Note 6, “Long-Term Debt,” our obligations under the 4.625% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this note as the guarantor subsidiaries.  Our foreign subsidiaries, which we refer to in this note as the non-guarantor subsidiaries, do not guarantee the 4.625% senior notes.

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of April 2, 2016 and January 2, 2016, and the related condensed consolidating statement of operations and condensed consolidating statement of cash flows for the thirteen weeks ended April 2, 2016 for:

1.B&G Foods, Inc. (the Parent),

2.the guarantor subsidiaries,

3.the non-guarantor subsidiaries, and

4.the Parent and all of its subsidiaries on a consolidated basis.

The information includes elimination entries necessary to consolidate the Parent with the guarantor subsidiaries and non-guarantor subsidiaries.  The guarantor subsidiaries and non-guarantor subsidiaries are presented on a combined basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.  Separate financial information for each of the guarantor subsidiaries and non-guarantor subsidiaries are not presented because management believes such financial statements would not be meaningful to investors.

-  20  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet

As of April 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$61,576	$3,604	$—	$65,180
Trade accounts receivable, net	—	68,396	4,188	—	72,584
Inventories, net	—	228,144	32,373	—	260,517
Prepaid expenses and other current assets	—	43,696	14,792	—	58,488
Income tax receivable	—	—	376	(376)	—
Deferred income taxes	—	4,924	300	—	5,224
Intercompany receivables	—	467	10,667	(11,134)	—
Total current assets		407,203	66,300	(11,510)	461,993

Property, plant and equipment, net	—	127,346	35,283	—	162,629
Goodwill	—	473,145	—	—	473,145
Other intangibles, net	—	1,438,932	—	—	1,438,932
Other assets	—	1,895	—	—	1,895
Investments in subsidiaries	2,215,542	91,265	—	(2,306,807)	—
Total assets	$2,215,542	$2,539,786	$101,583	$(2,318,317)	$2,538,594

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$35,347	$6,425	$—	$41,772
Accrued expenses	—	37,705	1,428	—	39,133
Income tax payable	—	2,790	1,998	(376)	4,412
Dividends payable	26,309	—	—	—	26,309
Intercompany payables	—	10,667	467	(11,134)	—
Total current liabilities	26,309	86,509	10,318	(11,510)	111,626

Long-term debt	1,570,363	(24,538)	—	—	1,545,825
Other liabilities	—	2,346	—	—	2,346
Deferred income taxes	—	259,927	—	—	259,927
Total liabilities	1,596,672	324,244	10,318	(11,510)	1,919,724

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	626	—	—	—	626
Additional paid-in capital	288,269	1,891,830	86,833	(1,978,663)	288,269
Accumulated other comprehensive loss	(10,454)	(10,454)	(1,831)	12,285	(10,454)
Retained earnings	340,429	334,166	6,263	(340,429)	340,429
Total stockholders’ equity	618,870	2,215,542	91,265	(2,306,807)	618,870
Total liabilities and stockholders’ equity	$2,215,542	$2,539,786	$101,583	$(2,318,317)	$2,538,594

-  21  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet

As of January 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$1,964	$3,282	$—	$5,246
Trade accounts receivable, net	—	63,890	5,822	—	69,712
Inventories, net	—	277,432	35,448	—	312,880
Prepaid expenses and other current assets	—	53,242	14,275	—	67,517
Income tax receivable	—	2,611	7	(104)	2,514
Deferred income taxes	—	5,116	303	(127)	5,292
Intercompany receivables	—	4,659	—	(4,659)	—
Total current assets		408,914	59,137	(4,890)	463,161

Property, plant and equipment, net	—	128,227	35,415	—	163,642
Goodwill	—	473,145	—	—	473,145
Other intangibles, net	—	1,442,340	—	—	1,442,340
Other assets	—	1,332	—	—	1,332
Investments in subsidiaries	2,237,593	85,074	—	(2,322,667)	—
Total assets	$2,237,593	$2,539,032	$94,552	$(2,327,557)	$2,543,620

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$45,646	$3,947	$—	$49,593
Accrued expenses	—	30,465	872	(104)	31,233
Current portion of long-term debt	33,750	—	—	—	33,750
Income tax payable	—	—	—	—	—
Dividends payable	20,292	—	—	—	20,292
Intercompany payables	—	—	4,659	(4,659)	—
Total current liabilities	54,042	76,111	9,478	(4,763)	134,868

Long-term debt	1,725,866	(28,095)	—	—	1,697,771
Other liabilities	—	3,212	—	—	3,212
Deferred income taxes	—	250,211	—	(127)	250,084
Total liabilities	1,779,908	301,439	9,478	(4,890)	2,085,935

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	580	—	—	—	580
Additional paid-in capital	162,568	1,945,281	86,833	(2,032,114)	162,568
Accumulated other comprehensive loss	(12,696)	(12,696)	(3,984)	16,680	(12,696)
Retained earnings	307,233	305,008	2,225	(307,233)	307,233
Total stockholders’ equity	457,685	2,237,593	85,074	(2,322,667)	457,685
Total liabilities and stockholders’ equity	$2,237,593	$2,539,032	$94,552	$(2,327,557)	$2,543,620

-  22  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended April 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$329,302	$30,276	$(6,600)	$352,978
Cost of goods sold	—	220,026	23,637	(6,600)	237,063
Gross profit	—	109,276	6,639	—	115,915

Operating expenses:
Selling, general and administrative expenses	—	38,826	812	—	39,638
Amortization expense	—	3,408	—	—	3,408
Operating income	—	67,042	5,827	—	72,869

Other income and expenses:
Interest expense, net	—	19,135	—	—	19,135
Loss on extinguishment of debt	—	2,836	—	—	2,836
Other income	—	(1,929)	—	—	(1,929)
Income before income tax expense	—	47,000	5,827	—	52,827
Income tax expense	—	17,842	1,789	—	19,631
Equity in earnings of subsidiaries	33,196	4,038	—	(37,234)	—
Net income	$33,196	$33,196	$4,038	$(37,234)	$33,196
Comprehensive income	$35,438	$35,438	$6,191	$(41,629)	$35,438

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended April 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$108,367	$15,482	$—	$123,849

Cash flows from investing activities:
Capital expenditures	—	(4,280)	(840)	—	(5,120)
Net cash used in investing activities	—	(4,280)	(840)	—	(5,120)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Repayments of borrowings under revolving credit facility	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit facility	10,000	—	—	—	10,000
Proceeds from issuance of common stock, net	152,025	—	—	—	152,025
Dividends paid	(20,292)	—	—	—	(20,292)
Excess tax benefits from share-based compensation	—	343	—	—	343
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,410)	—	—	(1,410)
Intercompany transactions	58,267	(43,408)	(14,859)	—	—
Net cash used in financing activities	—	(44,475)	(14,859)	—	(59,334)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	539	—	539
Net increase in cash and cash equivalents	—	59,612	322	—	59,934
Cash and cash equivalents at beginning of year	—	1,964	3,282	—	5,246
Cash and cash equivalents at end of year	$—	$61,576	$3,604	$—	$65,180

-  23  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended April 2, 2016 (first quarter of 2016) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 2, 2016 (fiscal 2015) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2016 (which we refer to as our 2015 Annual Report on Form 10-K).

General

We manufacture, sell and distribute a diverse portfolio of branded, high quality, shelf‑stable and frozen foods and household products, many of which have leading regional or national market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with institutional and food service sales and limited private label sales.

Our company has been built upon a successful track record of both organic and acquisition‑driven growth. Our goal is to continue to increase sales, profitability and cash flows through organic growth, strategic acquisitions and new product development. We intend to implement our growth strategy through the following initiatives: expanding our brand portfolio with disciplined acquisitions of complementary branded businesses, continuing to develop new products and delivering them to market quickly, leveraging our multiple channel sales and distribution system and continuing to focus on higher growth customers and distribution channels.

Since 1996, we have successfully acquired and integrated more than 40 brands into our company. Most recently, on November 2, 2015, we completed the acquisition of the Green Giant and Le Sueur brands from General Mills, Inc. On July 10, 2015, we acquired Spartan Foods of America, Inc., and related entities, including the Mama Mary’s brand, from Linsalata Capital Partners and certain other sellers. We refer to these acquisitions in this report as the “Green Giant acquisition” and the “Mama Mary’s acquisition.” Each of these recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading “Forward‑Looking Statements,” include:

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

We attempt to manage cost inflation risks by locking in prices through short‑term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs.

We have seen and expect to continue to see moderate cost decreases for raw materials in the marketplace during 2016 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding,

-  24  -

among others, maple syrup) through the remainder of fiscal 2016 at a cost decrease of less than 1% of cost of goods sold. During fiscal 2015, we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs begin to decline materially, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first quarter of 2016 and 2015, our net sales to customers in foreign countries represented approximately 9.0% and 3.3%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

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

In our 2015 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no significant changes to these policies from those disclosed in our 2015 Annual Report on Form 10-K.

-  25  -

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of each of 2016 and 2015 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	67.2%	69.0%
Gross profit	32.8%	31.0%

Selling, general and administrative expenses	11.2%	10.5%
Amortization expense	1.0%	1.2%
Operating income	20.6%	19.3%

Interest expense, net	5.4%	5.3%
Loss on extinguishment of debt	0.8%	—%
Other income	(0.6)%	—%
Income before income tax expense	15.0%	14.0%

Income tax expense	5.6%	5.0%
Net income	9.4%	9.0%

As used in this section the terms listed below have the following meanings:

Net Sales.  Our net sales represents gross sales of products shipped to customers plus amounts charged to customers for shipping and handling, less cash discounts, coupon redemptions, slotting fees and trade promotional spending.

Gross Profit.  Our gross profit is equal to our net sales less cost of goods sold. The primary components of our cost of goods sold are cost of internally manufactured products, purchases of finished goods from co‑packers, a portion of our warehousing expenses plus freight costs to our distribution centers and to our customers.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses. Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, a portion of our warehousing expenses, information technology and communication costs, office rent, utilities, supplies, professional services, acquisition‑related expenses and other general corporate expenses.

Amortization Expense.  Amortization expense includes the amortization expense associated with customer relationships, amortizable trademarks and other intangibles.

Net Interest Expense.  Net interest expense includes interest relating to our outstanding indebtedness, amortization of bond discount and amortization of deferred debt financing costs (net of interest income).

Loss on Extinguishment of Debt.  Loss on extinguishment of debt includes costs relating to the retirement of indebtedness, including repurchase premium, if any, and write‑off of deferred debt financing costs and unamortized discount, if any.

Other Income.  Other income includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes.

-  26  -

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

A reconciliation of base business net sales to reported net sales for the first quarter of 2016 and 2015 follows (in thousands):

	Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015
Reported net sales	$352,978	$217,122
Net sales from acquisitions(1)	(140,640)	—
Base business net sales	212,338	217,122

(1)

Reflects net sales for Green Giant and Mama Mary’s for the first quarter of 2016 for which there is no comparable period of net sales for the first quarter of 2015. Green Giant was acquired on November 2, 2015 and Mama Mary’s was acquired on July 10, 2015.

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses and amortization of acquired inventory fair value step-up); loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, loss on product recalls and distribution restructuring expenses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations, among other things, to evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of

-  27  -

liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related expenses, gains and losses and income taxes, loss on product recalls and distribution restructuring expenses. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the first quarter of each of 2016 and 2015 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015

Net income	$33,196	$19,567
Income tax expense	19,631	10,770
Interest expense, net	19,135	11,539
Depreciation and amortization	9,004	6,544
Loss on extinguishment of debt	2,836	—
EBITDA	83,802	48,420
Acquisition-related expenses	2,232	39
Amortization of acquisition-related inventory step-up	3,074	—
Loss on product recall	—	1,467
Distribution restructuring expenses	474	—
Adjusted EBITDA	89,582	49,926
Income tax expense	(19,631)	(10,770)
Interest expense, net	(19,135)	(11,539)
Acquisition-related expenses	(2,232)	(39)
Loss on product recall	—	(1,467)
Distribution restructuring expenses	(474)	—
Deferred income taxes	9,854	4,619
Amortization of deferred financing costs and bond discount	1,468	879
Amortization of acquisition-related inventory step-up	(3,074)	—
Share-based compensation expense	1,098	1,183
Excess tax benefits from share-based compensation	(343)	(518)
Changes in assets and liabilities, net of effects of business combinations	66,736	6,407
Net cash provided by operating activities	$123,849	$38,681

First quarter of 2016 compared to the first quarter of 2015

Net Sales.  Net sales increased $135.9 million, or 62.6%, to $353.0 million for the first quarter of 2016 from $217.1 million for the first quarter of 2015. Net sales of Green Giant, acquired on November 2, 2015, and net sales of Mama Mary’s, acquired on July 10, 2015, contributed $130.2 million and $10.5 million, respectively, to the overall increase.

Base business net sales for the first quarter of 2016 decreased $4.8 million, or 2.2%, to $212.3 million from $217.1 million for the first quarter of 2015. The $4.8 million decrease was attributable to a decrease in unit volume of

-  28  -

$4.8 million, or 2.2%, and the negative impact of currency fluctuations on foreign sales of approximately $0.3 million, or 0.2%, partially offset by an increase in net pricing of $0.3 million, or 0.2%.

Net sales of our Ortega products decreased $3.5 million, or 8.7%.  $0.8 million of the decrease was due to a net pricing decrease in the first quarter of 2016.  The remainder of the decrease was attributable to the effects of the product recall we announced in November 2014, which caused an increase in net sales of Ortega in the first quarter of 2015 due to customers restocking inventory of products affected by the recall, partially offset by $0.8 million of customer refunds related to the recall.

See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first quarter of 2016 and the first quarter of 2015 for each of our brands that exceed approximately 2% of our fiscal 2016 or fiscal 2015 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales increases and decreases by brand for the first quarter of 2016:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands	$1.0	4.5%
B&M	1.0	27.1%
Las Palmas	0.7	8.1%

Ortega	(3.5)	(8.7)%
TrueNorth	(1.6)	(33.2)%
Maple Grove Farms of Vermont	(1.1)	(5.6)%
Static Guard	(0.7)	(21.2)%
Rickland Orchards	(0.7)	(65.4)%

All other brands	0.1	—%
Base business net sales decrease	$(4.8)	(2.2)%

Gross Profit.  Gross profit increased $48.5 million, or 72.0%, to $115.9 million for the first quarter of 2016 from $67.4 million for the first quarter of 2015.    Gross profit expressed as a percentage of net sales increased to 32.8% in the first quarter of 2016 from 31.0% in the first quarter of 2015, an increase of 1.8 percentage points.  The increase in gross profit percentage was primarily driven by the acquisition of Green Giant, which benefited from lower than anticipated trade spend and input costs, particularly from the Green Giant manufacturing facility in Irapuato, Mexico, as well as greater than anticipated synergies with our base business.  Gross profit percentage was also positively impacted by decreased costs for commodities, packaging and distribution for our base business.  Gross profit percentage, excluding the results of Green Giant, increased 0.4 percentage points.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $16.8 million, or 73.5%, to $39.6 million for the first quarter of 2016 from $22.8 million for the first quarter of 2015.  The increase was primarily due to the Green Giant acquisition, which resulted in $15.7 million of incremental expenses for the first quarter. The overall $16.8 million increase was attributable to increases in consumer marketing of $9.2 million, selling expenses of $2.5 million (related primarily to a $2.7 million increase in brokerage expenses, partially offset by a $0.2 million decrease in salesperson compensation and other selling expenses), acquisition-related expenses of $2.2 million, warehousing expenses of $1.6 million (which includes $0.5 million of distribution restructuring expenses) and other expenses of $1.4 million (primarily related to compensation).  Expressed as a percentage of net sales, selling,

-  29  -

general and administrative expenses increased 0.7 percentage points to 11.2% for the first quarter of 2016 from 10.5% for the first quarter of 2015 because the increases in selling, general and administrative expenses resulted primarily from the recent acquisitions that also resulted in increased net sales.

Amortization Expense.  Amortization expense increased $0.7 million to $3.4 million for the first quarter of 2016 from $2.7 million for the first quarter of 2015 due to the Green Giant and Mama Mary’s acquisitions completed in fiscal 2015.

Operating Income.  As a result of the foregoing, operating income increased $31.0 million, or 74.0%, to $72.9 million for the first quarter of 2016 from $41.9 million for the first quarter of 2015.  Operating income expressed as a percentage of net sales increased to 20.6% in the first quarter of 2016 from 19.3% in the first quarter of 2015.

Net Interest Expense.  Net interest expense increased $7.6 million, or 65.8%, to $19.1 million for the first quarter of 2016 from $11.5 million in the first quarter of 2015.  The increase was primarily attributable to additional borrowings used to fund the Green Giant acquisition.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first quarter of 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. We did not incur a loss on extinguishment of debt for the first quarter of 2015.  See “—Debt” below.

Other Income.  Other income for the first quarter of 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.9 million.

Income Tax Expense.  Income tax expense increased $8.8 million to $19.6 million for the first quarter of 2016 from $10.8 million for the first quarter of 2015. Our effective tax rate was 37.2% for the first quarter of 2016 and 35.5% for the first quarter of 2015.

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

Cash Flows

Net cash provided by operating activities increased $85.1 million to $123.8 million for the first quarter of 2016 from $38.7 million for the first quarter of 2015.  The increase in net cash provided by operating activities in the first quarter of 2016 as compared to the first quarter of 2015 was primarily due to favorable impact of an increase in cash provided by working capital and higher net income for the first quarter of 2016, as compared to the same period in 2015.

Net cash used in investing activities for the first quarter of 2016 increased $1.9 million to $5.1 million from $3.2 million for the first quarter of 2015.  Net cash used in investing activities for the first quarter of 2016 and 2015 consisted entirely of capital spending. Capital expenditures in the first quarter of 2016 and 2015 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash used in financing activities for the first quarter of 2016 increased $46.1 million to $59.3 million from $13.2 million for the first quarter of 2015. The increase was primarily attributable to differences in the net effects of prepayments and borrowings under our revolving credit facility in the first quarter of 2016 as compared to the first quarter of 2015.  See “—Debt” below.

-  30  -

Based on a number of factors, including amortization for tax purposes of our trademarks, goodwill and other intangible assets acquired in prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2015 as compared to our tax expense for financial reporting purposes.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2016 through 2030.  If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments.

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

For the first quarter of 2016 and 2015, we had cash flows provided by operating activities of $123.8 million and $38.7 million, respectively, and distributed as dividends of $20.3 million and $18.2 million, respectively. Based upon our current dividend rate of $1.68 per share per annum, we expect our aggregate dividend payments in fiscal 2016 to be approximately $99.2 million.

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

We financed the Mama Mary's acquisition, completed in July 2015, with cash on hand from the proceeds of a public offering of common stock we completed in May 2015.  We financed the Green Giant acquisition, completed in November 2015, with additional indebtedness, and we repaid a portion of that additional indebtedness with the proceeds of a public offering of common stock we completed in March 2016, as described below.  The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

Debt

Senior Secured Credit Agreement.    During the first quarter of 2016, we made an optional prepayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans using the proceeds of a common stock offering completed in March 2016.  At April 2, 2016, $233.6 million of tranche A term loans, $640.1 million of tranche B term loans were outstanding under our credit agreement. There were no revolving loans outstanding under the credit agreement at April 2, 2016. The credit

-  31  -

agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property. At April 2, 2016, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $498.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization. $10.5 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019. The entire $640.1 million principal amount of tranche B term loans outstanding are due and payable at maturity on November 2, 2022.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At April 2, 2016, the tranche A term loan interest rate was approximately 2.43%. There were no outstanding borrowings under the revolving credit facility at April 2, 2016.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%. At April 2, 2016, the tranche B term loan interest rate was approximately 3.75%.

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

Future Capital Needs

On April 2, 2016, our total long-term debt of $1,545.8 million, net of our cash and cash equivalents of $65.2 million, was $1,480.6 million.  Stockholders’ equity as of that date was $618.9 million.

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

We expect to make capital expenditures of approximately $26.0 million in the aggregate during fiscal 2016 in respect of our existing operations, $5.1 million of which were made during the first quarter. In addition, in connection with the Green Giant acquisition, we anticipate making an additional one-time capital expenditure of approximately $10.0 million to $15.0 million over the course of fiscal 2016 and fiscal 2017 in order to move equipment used in the

-  32  -

production of certain Green Giant products from General Mills’ Belvidere, Illinois manufacturing facility to either an existing B&G Foods manufacturing facility, a co-packer, or a combination of both.

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

Inflation

We are currently locked into pricing and supply for substantially all of our major commodities, other than maple syrup, through the remainder of fiscal 2016 at a cost increase of less than 1% of cost of goods sold and will continue to manage inflation risk by entering into short term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices. During fiscal 2015 we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

See Note 11, “Commitments and Contingencies,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of April 2, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first quarter of 2016, except for the optional prepayment of a portion of our tranche A term loans and tranche B term loans, see “—Debt” above, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2015 Annual Report on Form 10-K.

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

-  33  -

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

•	the risks associated with the expansion of our business;
•	our possible inability to identify new acquisitions or to integrate recent or future acquisitions or failure to realize anticipated revenue enhancements, cost savings or other synergies;
•	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
•	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
•	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
•	future impairments of our goodwill and intangible assets;
•	our sustainability initiatives and changes to environmental laws and regulations;
•	other factors that affect the food industry generally, including:
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

•	other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors,” in our 2015 Annual Report on Form 10-K.

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

-  34  -

to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

We caution that the foregoing list of important factors is not exclusive.  There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed elsewhere in this section of this report.  You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.  We urge investors not to unduly rely on forward-looking statements contained in this report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At April 2, 2016, we had $700.0 million of fixed rate debt and $845.8 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at April 2, 2016, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $8.5 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of April 2, 2016 and January 2, 2016 are as follows (in thousands):

	April 2, 2016				January 2, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving Credit Loans	—		—		40,000		40,000	(1)
Tranche A Term Loans due 2019	233,279	(2)	232,113	(1)	273,285	(2)	272,381	(1)
Tranche B Term Loans due 2022	637,084	(3)	637,880	(1)	746,331	(3)	749,063	(1)
4.625% Senior Notes due 2021	700,000		700,000	(4)	700,000		691,250	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  At April 2, 2016 and January 2, 2016, the face amounts of the tranche A term loans were $233.6 million and $273.8 million, respectively.

(3)

The carrying values of the tranche B term loans are net of discount.  At April 2, 2016 and January 2, 2016, the face amounts of the tranche B term loans were $640.1 million and $750.0 million, respectively.

(4)	Fair values are estimated based on quoted market prices.

Cash and cash equivalents, trade accounts receivable, income tax receivable/payable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

For more information, see Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

-  35  -

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first quarter of 2016, our net sales to customers in foreign countries represented approximately 9.0% of our total net sales.  During the first quarter of 2015, our net sales to customers in foreign countries represented approximately 3.3% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

Item 4.Controls and Procedures

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

-  36  -

conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2015 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

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

101.1

The following financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

-  37  -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2016	B&G FOODS, INC.

	By:	/s/ Thomas P. Crimmins
Thomas P. Crimmins Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

-  38  -