Form 10-Q
period 2016-07-02
B&G Foods, Inc.
filed 2016-08-04
CIK 1278027

As filed with the Securities and Exchange Commission on August 4, 2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2016

or

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

As of August 4, 2016, the registrant had 62,656,314 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

-  i  -

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$107,568	$5,246
Trade accounts receivable, net	71,243	69,712
Inventories	262,742	312,880
Prepaid expenses and other current assets	25,633	67,517
Income tax receivable	14,370	2,514
Deferred income taxes	5,209	5,292
Total current assets	486,765	463,161

Property, plant and equipment, net of accumulated depreciation of $157,790 and $146,337	163,743	163,642
Goodwill	472,545	473,145
Other intangibles, net	1,430,165	1,442,340
Other assets	3,240	1,332
Total assets	$2,556,458	$2,543,620

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$38,562	$49,593
Accrued expenses	30,179	31,233
Current portion of long-term debt	1,140	33,750
Income tax payable	2,933	—
Dividends payable	26,316	20,292
Total current liabilities	99,130	134,868

Long-term debt	1,545,999	1,697,771
Other liabilities	3,077	3,212
Deferred income taxes	285,795	250,084
Total liabilities	1,934,001	2,085,935
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 62,656,314 and 57,976,744 shares issued and outstanding as of July 2, 2016 and January 2, 2016	627	580
Additional paid-in capital	263,978	162,568
Accumulated other comprehensive loss	(12,828)	(12,696)
Retained earnings	370,680	307,233
Total stockholders’ equity	622,457	457,685
Total liabilities and stockholders’ equity	$2,556,458	$2,543,620

See Notes to Consolidated Financial Statements.

-  1  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Net sales	$306,376	$193,645	$659,354	$410,767
Cost of goods sold	196,661	131,637	433,724	281,362
Gross profit	109,715	62,008	225,630	129,405

Operating expenses:
Selling, general and administrative expenses	33,886	19,197	73,524	42,045
Amortization expense	3,362	2,673	6,770	5,346
Impairment of intangible assets	5,405	—	5,405	—
Operating income	67,062	40,138	139,931	82,014

Other income and expenses:
Interest expense, net	18,426	11,062	37,561	22,601
Loss on extinguishment of debt	—	—	2,836	—
Other income	(371)	—	(2,300)	—
Income before income tax expense	49,007	29,076	101,834	59,413
Income tax expense	18,756	10,328	38,387	21,098
Net income	$30,251	$18,748	$63,447	$38,315

Weighted average shares outstanding:
Basic	62,646	56,627	60,823	55,193
Diluted	62,872	56,683	60,988	55,241

Basic and diluted earnings per share	$0.48	$0.33	$1.04	$0.69

Cash dividends declared per share	$0.42	$0.34	$0.84	$0.68

See Notes to Consolidated Financial Statements.

-  2  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Net income	$30,251	$18,748	$63,447	$38,315

Other comprehensive income:
Foreign currency translation adjustments	(2,463)	(8)	(310)	(112)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	89	118	178	237
Other comprehensive (loss) income	(2,374)	110	(132)	125
Comprehensive income	$27,877	$18,858	$63,315	$38,440

See Notes to Consolidated Financial Statements.

-  3  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 2,	July 4,
	2016	2015
Cash flows from operating activities:
Net income	$63,447	$38,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,158	13,376
Amortization of deferred debt financing costs and bond discount	2,782	1,756
Deferred income taxes	35,667	9,233
Impairment of intangible assets	5,405	—
Loss on disposal of inventory	791	—
Loss on extinguishment of debt	2,836	—
Share-based compensation expense	3,116	2,517
Excess tax benefits from share-based compensation	(343)	(518)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(1,156)	5,564
Inventories	50,668	(12,720)
Prepaid expenses and other current assets	41,830	563
Income tax receivable/payable	(8,536)	10,759
Other assets	(1,622)	15
Trade accounts payable	(11,706)	(7,241)
Accrued expenses	(1,129)	(1,898)
Other liabilities	465	(2,159)
Net cash provided by operating activities	200,673	57,562

Cash flows from investing activities:
Capital expenditures	(13,184)	(7,413)
Net cash used in investing activities	(13,184)	(7,413)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	(7,500)
Repayments of borrowings under revolving credit facility	(50,000)	(44,000)
Borrowings under revolving credit facility	10,000	10,000
Proceeds from issuance of common stock, net	152,020	126,231
Dividends paid	(46,601)	(36,524)
Excess tax benefits from share-based compensation	343	518
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,410)	(1,750)
Net cash (used in) provided by financing activities	(85,648)	46,975

Effect of exchange rate fluctuations on cash and cash equivalents	481	(74)
Net increase in cash and cash equivalents	102,322	97,050

Cash and cash equivalents at beginning of period	5,246	1,490
Cash and cash equivalents at end of period	$107,568	$98,540

Supplemental disclosures of cash flow information:
Cash interest payments	$35,646	$21,311
Cash income tax payments	$11,347	$1,121
Non-cash transactions:
Dividends declared and not yet paid	$26,316	$19,712
Accruals related to purchases of property, plant and equipment	$2,199	$—

See Notes to Consolidated Financial Statements.

-  4  -

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico.  Our products include frozen and canned vegetables, hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent,  B&G,  B&M,  Baker’s Joy,  Bear Creek Country Kitchens,  Brer Rabbit,  Canoleo,  Cary’s,  Cream of Rice,  Cream of Wheat,  Devonsheer,  Don Pepino,  Emeril’s,  Grandma’s Molasses,  Green Giant,  JJ Flats,  Joan of Arc,  Las Palmas,  Le Sueur,  MacDonald’s,  Mama Mary’s,  Maple Grove Farms of Vermont,  Molly McButter,  Mrs. Dash,  New York Flatbreads,  New York Style,  Old London,  Original Tings,  Ortega,  Pirate’s Booty,  Polaner,  Red Devil,  Regina,  Sa-són,  Sclafani,  Smart Puffs,  Spring Tree,  Sugar Twin,  Trappey’s,  TrueNorth,  Underwood,  Vermont Maid and Wright’s.  We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, food service, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, food service outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended July 2, 2016 (second quarter and first two quarters of 2016) and July 4, 2015 (second quarter and first two quarters of 2015) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of July 2, 2016, and the results of our operations and comprehensive income for the second quarter and first two quarters of 2016 and 2015 and cash flows for the first two quarters of 2016 and 2015.  Our results of operations for the second quarter and first two quarters of 2016 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2015 filed with the SEC on March 2, 2016.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Newly Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We adopted the provisions of this ASU at the beginning of fiscal 2016 and applied the required changes in accounting principle on a retrospective basis. Accordingly, in our consolidated balance sheet as of January 2, 2016, $28.1 million of unamortized deferring financing costs were reclassified from other assets to long-term debt. The update impacted presentation and disclosure only, and therefore, the adoption of this ASU did not have any impact on our consolidated financial position, results of operations or liquidity.

Recently Issued Accounting Standards

In fiscal 2016, the FASB issued several new ASUs that provide for improvements to the revenue recognition accounting standard, including principal versus agent considerations, identifying performance obligations, licensing, narrow-scope improvements and practical expedients. The updates are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of these new standards.

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

In November 2015, the FASB issued a new ASU that requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The update impacts balance sheet presentation and disclosure only, and therefore, the adoption of this ASU will not have any impact on our consolidated financial position, results of operations or liquidity.

-  6  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)Acquisitions

On November 2, 2015, we completed the acquisition of the Green Giant and Le Sueur brands from General Mills, Inc. for a purchase price of $765 million in cash plus an inventory adjustment at closing of $57.8 million. We refer to this acquisition as the “Green Giant acquisition.”  In connection with the acquisition, as of July 2, 2016 and January 2, 2016, we had receivables related to an ongoing transition services agreement with General Mills, of $10.0 million and $52.6 million, respectively, included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)Acquisitions (continued)

The following table sets forth the allocation of the Mama Mary’s acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. During the second quarter of 2016, we recorded a purchase price allocation adjustment by decreasing goodwill and increasing other working capital by $0.6 million due to a change in our estimated accrued expenses as of the date of acquisition.

Mama Mary’s Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$51,025
Total	$51,025

Allocation:
Trademarks—unamortizable intangible assets	38,900
Goodwill	17,735
Customer relationship intangibles—amortizable intangible assets	4,800
Property, Plant and Equipment	1,900
Short-term deferred income tax assets	2,961
Other working capital	(19)
Long-term deferred income tax liabilities, net	(15,252)
Total	$51,025

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the second quarter and first two quarters of 2015 presents our operations as if the Green Giant acquisition had occurred as of the beginning of fiscal 2015.  In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of customer relationship and seed technology intangibles.

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	July 4, 2015	July 4, 2015
	(dollars in thousands, except per share data)
Net sales	$337,411	$695,920
Net loss(1)	$(136,069)	$(110,935)
Loss per share(1)	$(2.40)	$(2.01)

(1)	During the second quarter of 2015, General Mills recorded a $260 million impairment charge related to the Green Giant brand intangible asset.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)Inventories (continued)

Inventories consist of the following, as of the dates indicated (in thousands):

	July 2, 2016	January 2, 2016
Raw materials and packaging	$40,688	$32,143
Work-in-process	68,539	123,817
Finished goods	153,515	156,920
Total	$262,742	$312,880

(5)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	July 2, 2016			January 2, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$6,800	$1,435	$5,365	$12,056	$1,806	$10,250
Customer relationships	234,640	74,408	160,232	235,713	68,591	167,122
Seed technology	2,000	533	1,467	2,000	133	1,867
	$243,440	$76,376	$167,064	$249,769	$70,530	$179,239
Unamortizable Intangible Assets
Goodwill	$472,545			$473,145
Trademarks	$1,263,101			$1,263,101

Amortization expense associated with amortizable intangible assets for the second quarter and first two quarters of 2016 was $3.4 million and $6.8 million, respectively, and is recorded in operating expenses. Amortization expense associated with amortizable intangible assets for the second quarter and first two quarters of 2015 was $2.7 million and $5.3 million, respectively. We expect to recognize an additional $6.5 million of amortization expense associated with our amortizable intangible assets during the remainder of fiscal 2016, and thereafter $12.8 million, $12.6 million, $12.5 million and $12.4 million of amortization expense in fiscal years 2017, 2018, 2019 and 2020, respectively.  See Note 3, “Acquisitions.”

Rickland Orchards.     During the second quarter of 2016, we discontinued the Rickland Orchards brand because there was not sufficient demand to warrant continued production.  Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $4.5 million and $0.9 million, respectively, which are recorded in “Impairment of intangible assets” in the accompanying unaudited consolidated statement of operations.

We also recorded a charge to cost of goods sold of approximately $0.8 million in connection with the write-off of raw material and finished goods inventory for the Rickland Orchards brand.

-  9  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	July 2, 2016	January 2, 2016
Revolving credit loans	$—	$40,000
Tranche A term loans due 2019	233,640	273,750
Tranche B term loans due 2022	640,110	750,000
4.625% senior notes due 2021	700,000	700,000
Unamortized deferred financing costs	(23,359)	(28,095)
Unamortized discount	(3,252)	(4,134)
Total long-term debt, net of unamortized deferred financing costs and discount	1,547,139	1,731,521
Current portion of long-term debt	(1,140)	(33,750)
Long-term debt, net of unamortized deferred financing costs and discount, and excluding current portion	$1,545,999	$1,697,771

As of July 2, 2016, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2016	$—
2017	10,515
2018	76,875
2019	146,250
2020	—
Thereafter	1,340,110
Total	$1,573,750

Senior Secured Credit Agreement.  During the first quarter of 2016, we made an optional prepayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans using the proceeds of a common stock offering.  See Note 8, “Stockholders’ Equity.”

At July 2, 2016, $233.6 million of tranche A term loans and $640.1 million of tranche B term loans were outstanding under our credit agreement.  There were no revolving loans outstanding under the credit agreement at July 2, 2016.

At July 2, 2016, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $498.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt (continued)

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At July 2, 2016, the tranche A term loan interest rate was approximately 2.45%.  There were no outstanding borrowings under the revolving credit facility at July 2, 2016.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%. At July 2, 2016, the tranche B term loan interest rate was approximately 3.75%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 6.75 to 1.00 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of July 2, 2016, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

Interest on the senior notes is payable on June 1 and December 1 of each year.  The senior notes will mature on June 1, 2021, unless earlier retired or redeemed.  We may redeem some or all of the senior notes at a redemption price of 103.469% beginning June 1, 2016 and thereafter at prices declining annually to 100% on or after June 1, 2019, in each case plus accrued and unpaid interest to the date of redemption.  In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the senior notes at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

We may also, from time to time, seek to retire the senior notes through cash repurchases of the senior notes and/or exchanges of the senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt (continued)

non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt.  Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the senior notes.

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of July 2, 2016, we were in compliance with all of the covenants in the indenture governing the senior notes.

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

Accrued Interest.  At July 2, 2016 and January 2, 2016, accrued interest of $4.9 million and $5.7 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)Fair Value Measurements (continued)

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of July 2, 2016 and January 2, 2016 are as follows (in thousands):

	July 2, 2016				January 2, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		40,000		40,000	(1)
Tranche A term loans due 2019	233,312	(2)	232,145	(1)	273,285	(2)	272,381	(1)
Tranche B term loans due 2022	637,186	(3)	637,982	(1)	746,331	(3)	749,063	(1)
4.625% senior notes due 2021	700,000		705,250	(4)	700,000		691,250	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  At July 2, 2016 and January 2, 2016, the face amounts of the tranche A term loans were $233.6 million and $273.8 million, respectively.

(3)

The carrying values of the tranche B term loans are net of discount.  At July 2, 2016 and January 2, 2016, the face amounts of the tranche B term loans were $640.1 million and $750.0 million, respectively.

(4)	Fair values are estimated based on quoted market prices.

There was no Level 3 activity during the second quarter or first two quarters of 2016 or 2015.

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

(9)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the second quarter and first two quarters of 2016 and 2015 are as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Affected Line Item in
	July 2,	July 4,	July 2,	July 4,	the Statement Where
Details about AOCL Components	2016	2015	2016	2015	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$11	$11	$22	$22	See (1) below
Amortization of unrecognized loss	132	176	264	352	See (1) below
	143	187	286	374	Total before tax
	(54)	(69)	(108)	(137)	Income tax expense
Total reclassification	$89	$118	$178	$237	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits” for additional information.

-  13  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)Accumulated Other Comprehensive Loss (continued)

Changes in AOCL for the first two quarters of 2016 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Beginning balance	$(8,712)	$(3,984)	$(12,696)
Other comprehensive loss before reclassifications	—	(310)	(310)
Amounts reclassified from AOCL	178	—	178
Net current period other comprehensive income (loss)	178	(310)	(132)
Ending balance	$(8,534)	$(4,294)	$(12,828)

(10)Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension cost for company sponsored defined benefit pension plans for the second quarter and first two quarters of 2016 and 2015 include the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Service cost—benefits earned during the period	$872	$1,001	$1,745	$2,002
Interest cost on projected benefit obligation	692	640	1,384	1,280
Expected return on plan assets	(1,095)	(1,042)	(2,191)	(2,084)
Amortization of unrecognized prior service cost	11	11	22	22
Amortization of unrecognized loss	132	176	264	352
Net periodic pension cost	$612	$786	$1,224	$1,572

During the first two quarters of 2016, we made $3.5 million of defined benefit pension plan contributions. We do not plan to make additional contributions during the remainder of fiscal 2016.

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

We were notified that for the plan year beginning January 1, 2012, the plan was in critical status and classified in the Red Zone.  As of the date of the accompanying unaudited consolidated interim financial statements, the plan remains in critical status.  The law requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation.  The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement.  During the second quarter of 2015, we agreed to a collective bargaining agreement that, among other things, implements a rehabilitation plan.  As a result, our contributions to the plan are expected to increase by at least 5.0% per year.

B&G Foods made contributions to the plan of $0.4 million in the first two quarters of 2016 and expects to pay surcharges of less than $0.1 million in fiscal 2016 assuming consistent hours are worked.  B&G Foods contributed $0.8 million in fiscal 2015 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

-  14  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)Commitments and Contingencies

Operating Leases.  As of July 2, 2016, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2016	$6,258
2017	6,877
2018	6,703
2019	6,622
2020	5,654
Thereafter	9,397
Total	$41,511

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

B&G Foods has been named as a defendant in a putative class action lawsuit filed by The Weston Firm on behalf of Troy Walker in August 2015 in the United States District Court for the Northern District of California.  The lawsuit alleges that our company has violated California’s Consumer Legal Remedies Act and Unfair Competition Law, with respect to the advertising, marketing and labeling of certain Ortega taco shells.  Specifically, the plaintiff alleges, among other things, that the products are deceptively marketed because the products are labeled “0g trans fat” on the front of the package and contain partially hydrogenated oil.  The complaint seeks monetary damages, injunctive relief and attorneys’ fees.  We have been vigorously defending this lawsuit and believe that the plaintiff’s claims are without merit and that the products are and have at all times been properly labeled in compliance with applicable law.  We also believe the claims are moot because, among other things, we began transitioning away from partially hydrogenated oil in these products before first being contacted by The Weston Firm and we no longer use partially hydrogenated oil in these products.  On February 8, 2016, the court ruled on our motion to dismiss, dismissing all of the plaintiff’s labeling claims and agreeing with our position that any claim for removal of partially hydrogenated oil would be moot after B&G Foods has done so.  Under the court’s ruling, the plaintiff’s only surviving claims relate to his alleged use of these products.  These claims have been stayed, however, pending further guidance from the FDA, which has already stated that companies may continue to use partially hydrogenated oil through at least 2018.  The plaintiff attempted to appeal the dismissal order, however, the Ninth Circuit granted B&G Foods’ motion to dismiss the appeal and sanctioned the plaintiff and his counsel.  Based upon information currently available, we do not believe the ultimate resolution of this matter will have a material adverse effect on B&G Foods’ consolidated financial position, results of operations or liquidity.

Environmental.  We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first two quarters of 2016 or 2015 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

-  15  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)Commitments and Contingencies (continued)

Collective Bargaining Agreements.  As of July 2, 2016, approximately 1,194 of our 1,967 employees, or 61%, were covered by collective bargaining agreements, of which approximately 83 were covered by a collective bargaining agreement expiring within the next 12 months.  Our collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO, Local No. 334 that covers certain employees at our Portland, Maine manufacturing facility is scheduled to expire on April 29, 2017.  We expect to begin negotiations for a new collective bargaining agreement during the fourth quarter of 2016 or the first quarter of 2017.  While we believe that our relations with our union employees are good, we cannot be certain that we will be able to negotiate a new collective bargaining agreement for the Portland, Maine manufacturing facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages.  At this time, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition or results of operations.  None of our other collective bargaining agreements is scheduled to expire within one year.

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

Ortega and Las Palmas Recall.  On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products’ ingredient statements.  A significant majority of the costs of this recall were incurred in the fourth quarter of 2014.  The cost impact of this recall during the first two quarters of 2015 was $1.9 million, of which $1.2 million was recorded as a decrease in net sales related to customer refunds; $0.5 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.2 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs.  The charges we recorded are based upon costs incurred to date. There was no cost impact of this recall during the first two quarters of 2016, and we do not expect future expenses, if any, to be material.

(12)Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the second quarter of 2016 there were 22,692 and for the second quarter of 2015 there were 551,330

-  16  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)Earnings per Share (continued)

shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Weighted average shares outstanding:
Basic	62,645,894	56,626,948	60,823,288	55,192,798
Net effect of potentially dilutive share-based compensation awards	225,985	55,947	164,326	48,404
Diluted	62,871,879	56,682,895	60,987,614	55,241,202

(13)Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 56.9% and 51.9% of consolidated net sales for the first two quarters of 2016 and 2015, respectively.  Our top ten customers accounted for approximately 50.9% and 53.5% of our consolidated trade accounts receivables as of July 2, 2016 and January 2, 2016, respectively. Other than Wal-Mart, which accounted for 25.8% and 19.7% of our consolidated net sales for the first two quarters of 2016 and 2015, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2016 or 2015. Other than Wal-Mart, which accounted for 17.9% and 19.3% of our consolidated trade accounts receivables as of July 2, 2016 and January 2, 2016, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of July 2, 2016, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first two quarters of 2016 and 2015, our sales to customers in foreign countries represented approximately 8.4% and 3.7%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

(14)Share-Based Payments

Our company makes annual grants of stock options and performance share long-term incentive awards (LTIAs) to our executive officers and certain other members of senior management.  The performance share LTIAs entitle the participants to earn shares of common stock upon the attainment of certain performance goals.  In addition, our non-employee directors receive annual equity grants as part of their non-employee director compensation and may elect to receive a portion of their annual cash retainer in stock options.

-  17  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)Share-Based Payments (continued)

The following table details our stock option activity for the first two quarters of fiscal 2016 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2016	501,698	$30.20
Granted	218,491	$34.99
Exercised	—	—
Forfeited	—	—
Outstanding at end of second quarter of 2016	720,189	$31.66	8.8	$6,522
Exercisable at end of second quarter of 2016	—	—	—	—

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

	2016	2015
Weighted average grant date fair value	$5.26	$6.00
Expected volatility	27.7%	36.0%
Expected term	5.5 - 6.5 years	6.5 years
Risk-free interest rate	1.5% - 1.7%	1.6% - 1.9%
Dividend yield	3.9% - 4.9%	4.7% - 4.9%

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the second quarter and first two quarters of 2016 and 2015 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 4,	July 2,	July 4,
Consolidated Statements of Operations Location	2016	2015	2016	2015
Compensation expense included in cost of goods sold	$281	$168	$512	$428
Compensation expense included in selling, general and administrative expenses	1,737	1,166	2,604	2,089
Total compensation expense for share-based payments	$2,018	$1,334	$3,116	$2,517

As of July 2, 2016, there was $5.8 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.5 years and $2.4 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.75 years.

-  18  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)Share-Based Payments (continued)

The following table details the activity in our non-vested performance share LTIAs for the first two quarters of 2016:

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

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2016 and 2015 upon the vesting of performance share LTIAs and other share-based payments (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Number of performance shares vested	—	—	101,094	153,195
Shares withheld to fund statutory minimum tax withholding	—	—	37,596	58,243
Shares of common stock issued for performance share LTIAs	—	—	63,498	94,952
Shares of common stock issued to non-employee directors for annual equity grants	16,072	18,095	16,072	18,095
Total shares of common stock issued	16,072	18,095	79,570	113,047
Excess tax benefit recorded to additional paid in capital	$—	$—	$343	$518

-  19  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Brand:(1)
Green Giant(2)	$107,217	$—	$237,377	$—
Ortega	35,153	35,166	71,619	75,126
Pirate Brands	20,413	18,752	44,494	41,788
Maple Grove Farms of Vermont	18,607	19,017	37,323	38,841
Mrs. Dash	15,864	16,484	32,592	33,511
Cream of Wheat	12,387	11,710	29,482	28,695
Mama Mary’s(3)	8,898	—	19,378	—
Bear Creek Country Kitchens	5,386	5,550	18,978	19,536
Las Palmas	8,340	8,072	18,104	17,108
Polaner	8,847	8,439	17,552	16,842
New York Style	8,304	9,614	16,479	17,775
Bloch & Guggenheimer	7,890	7,677	14,084	13,978
B&M	6,544	7,409	11,116	11,007
Ac'cent	4,671	4,379	9,656	8,785
Underwood	4,778	4,519	9,532	9,082
Spring Tree	4,234	4,760	9,229	10,112
All other brands	28,843	32,097	62,359	68,581
Total	$306,376	$193,645	$659,354	$410,767

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

(16)Guarantor and Non-Guarantor Financial Information

As further discussed in Note 6, “Long-Term Debt,” our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this note as the guarantor subsidiaries.  Our foreign subsidiaries, which we refer to in this note as the non-guarantor subsidiaries, do not guarantee the senior notes.

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of July 2, 2016 and January 2, 2016, the related condensed consolidating statement of operations for the thirteen weeks and twenty-six weeks ended July 2, 2016, and the related condensed consolidating statement of cash flows for the twenty-six weeks ended July 2, 2016 for:

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

Condensed Consolidating Balance Sheet

As of July 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$95,200	$12,368	$—	$107,568
Trade accounts receivable, net	—	66,903	4,340	—	71,243
Inventories, net	—	234,258	28,484	—	262,742
Prepaid expenses and other current assets	—	16,509	9,124	—	25,633
Income tax receivable	—	14,263	107	—	14,370
Deferred income taxes	—	4,925	284	—	5,209
Intercompany receivables	—	3,494	18,657	(22,151)	—
Total current assets	—	435,552	73,364	(22,151)	486,765

Property, plant and equipment, net	—	129,000	34,743	—	163,743
Goodwill	—	472,545	—	—	472,545
Other intangibles, net	—	1,430,165	—	—	1,430,165
Other assets	—	3,226	14	—	3,240
Investments in subsidiaries	2,219,270	92,690	—	(2,311,960)	—
Total assets	$2,219,270	$2,563,178	$108,121	$(2,334,111)	$2,556,458

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$30,621	$7,941	$—	$38,562
Accrued expenses	—	29,116	1,063	—	30,179
Current portion of long-term debt	1,140	—	—	—	1,140
Income tax payable	—	—	2,933	—	2,933
Dividends payable	26,316	—	—	—	26,316
Intercompany payables	—	18,657	3,494	(22,151)	—
Total current liabilities	27,456	78,394	15,431	(22,151)	99,130

Long-term debt	1,569,357	(23,358)	—	—	1,545,999
Other liabilities	—	3,077	—	—	3,077
Deferred income taxes	—	285,795	—	—	285,795
Total liabilities	1,596,813	343,908	15,431	(22,151)	1,934,001

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	627	—	—	—	627
Additional paid-in capital	263,978	1,863,643	86,833	(1,950,476)	263,978
Accumulated other comprehensive loss	(12,828)	(12,828)	(4,294)	17,122	(12,828)
Retained earnings	370,680	368,455	10,151	(378,606)	370,680
Total stockholders’ equity	622,457	2,219,270	92,690	(2,311,960)	622,457
Total liabilities and stockholders’ equity	$2,219,270	$2,563,178	$108,121	$(2,334,111)	$2,556,458

-  21  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet

As of January 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$1,964	$3,282	$—	$5,246
Trade accounts receivable, net	—	63,890	5,822	—	69,712
Inventories, net	—	277,432	35,448	—	312,880
Prepaid expenses and other current assets	—	53,242	14,275	—	67,517
Income tax receivable	—	2,611	7	(104)	2,514
Deferred income taxes	—	5,116	303	(127)	5,292
Intercompany receivables	—	4,659	—	(4,659)	—
Total current assets	—	408,914	59,137	(4,890)	463,161

Property, plant and equipment, net	—	128,227	35,415	—	163,642
Goodwill	—	473,145	—	—	473,145
Other intangibles, net	—	1,442,340	—	—	1,442,340
Other assets	—	1,332	—	—	1,332
Investments in subsidiaries	2,237,593	85,074	—	(2,322,667)	—
Total assets	$2,237,593	$2,539,032	$94,552	$(2,327,557)	$2,543,620

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$45,646	$3,947	$—	$49,593
Accrued expenses	—	30,465	872	(104)	31,233
Current portion of long-term debt	33,750	—	—	—	33,750
Income tax payable	—	—	—	—	—
Dividends payable	20,292	—	—	—	20,292
Intercompany payables	—	—	4,659	(4,659)	—
Total current liabilities	54,042	76,111	9,478	(4,763)	134,868

Long-term debt	1,725,866	(28,095)	—	—	1,697,771
Other liabilities	—	3,212	—	—	3,212
Deferred income taxes	—	250,211	—	(127)	250,084
Total liabilities	1,779,908	301,439	9,478	(4,890)	2,085,935

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	580	—	—	—	580
Additional paid-in capital	162,568	1,945,281	86,833	(2,032,114)	162,568
Accumulated other comprehensive loss	(12,696)	(12,696)	(3,984)	16,680	(12,696)
Retained earnings	307,233	305,008	2,225	(307,233)	307,233
Total stockholders’ equity	457,685	2,237,593	85,074	(2,322,667)	457,685
Total liabilities and stockholders’ equity	$2,237,593	$2,539,032	$94,552	$(2,327,557)	$2,543,620

-  22  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended July 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$288,772	$25,445	$(7,841)	$306,376
Cost of goods sold	—	184,942	19,560	(7,841)	196,661
Gross profit	—	103,830	5,885	—	109,715

Operating expenses:
Selling, general and administrative expenses	—	33,093	793	—	33,886
Amortization expense	—	3,362	—	—	3,362
Impairment of intangible assets	—	5,405	—	—	5,405
Operating income	—	61,970	5,092	—	67,062

Other income and expenses:
Interest expense, net	—	18,426	—	—	18,426
Loss on extinguishment of debt	—	—	—	—	—
Other income	—	(371)	—	—	(371)
Income before income tax expense	—	43,915	5,092	—	49,007
Income tax expense	—	17,552	1,204	—	18,756
Equity in earnings of subsidiaries	30,251	3,888	—	(34,139)	—
Net income	$30,251	$30,251	$3,888	$(34,139)	$30,251
Comprehensive income	$27,877	$27,831	$1,425	$(29,256)	$27,877

Condensed Consolidating Statement of Operations and Comprehensive Income

Twenty-six Weeks Ended July 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$618,074	$55,721	$(14,441)	$659,354
Cost of goods sold	—	404,968	43,197	(14,441)	433,724
Gross profit	—	213,106	12,524	—	225,630

Operating expenses:
Selling, general and administrative expenses	—	71,919	1,605	—	73,524
Amortization expense	—	6,770	—	—	6,770
Impairment of intangible assets	—	5,405	—		5,405
Operating income	—	129,012	10,919	—	139,931

Other income and expenses:
Interest expense, net	—	37,561	—	—	37,561
Loss on extinguishment of debt	—	2,836	—	—	2,836
Other income	—	(2,300)	—	—	(2,300)
Income before income tax expense	—	90,915	10,919	—	101,834
Income tax expense	—	35,394	2,993	—	38,387
Equity in earnings of subsidiaries	63,447	7,926	—	(71,373)	—
Net income	$63,447	$63,447	$7,926	$(71,373)	$63,447
Comprehensive income	$63,315	$63,269	$7,616	$(70,885)	$63,315

-  23  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Twenty-six Weeks Ended July 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$166,658	$34,015	$—	$200,673

Cash flows from investing activities:
Capital expenditures	—	(10,709)	(2,475)	—	(13,184)
Net cash used in investing activities	—	(10,709)	(2,475)	—	(13,184)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Repayments of borrowings under revolving credit facility	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit facility	10,000	—	—	—	10,000
Proceeds from issuance of common stock, net	152,020	—	—	—	152,020
Dividends paid	(46,601)	—	—	—	(46,601)
Excess tax benefits from share-based compensation	—	343	—	—	343
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,410)	—	—	(1,410)
Intercompany transactions	84,581	(61,646)	(22,935)	—	—
Net cash used in financing activities	—	(62,713)	(22,935)	—	(85,648)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	481	—	481
Net increase in cash and cash equivalents	—	93,236	9,086	—	102,322
Cash and cash equivalents at beginning of year	—	1,964	3,282	—	5,246
Cash and cash equivalents at end of period	$—	$95,200	$12,368	$—	$107,568

(17)Subsequent Event

Restructuring.  On July 6, 2016, we announced our intention to close our Spartanburg, South Carolina manufacturing and warehouse facilities and move our Mama Mary’s operations to our manufacturing facility in Yadkinville, North Carolina during the third and fourth quarters of 2016.  This decision is consistent with our ongoing efforts to reduce excess production capacity, improve productivity and operating efficiencies and reduce overall costs.  In connection with the restructuring, we expect to record during the third and fourth quarters of 2016 a charge for employee severance and other employee costs of approximately $0.8 million and a non-cash write-off of equipment of approximately $0.3 million.

-  24  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended July 2, 2016 (second quarter and first two quarters of 2016) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 2, 2016 (fiscal 2015) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2016 (which we refer to as our 2015 Annual Report on Form 10-K).

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

-  25  -

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2016 and 2015, our net sales to customers in foreign countries represented approximately 8.4% and 3.7%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

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

-  26  -

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of each of 2016 and 2015 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.2%	68.0%	65.8%	68.5%
Gross profit	35.8%	32.0%	34.2%	31.5%

Selling, general and administrative expenses	11.0%	9.9%	11.2%	10.2%
Amortization expense	1.1%	1.4%	1.0%	1.3%
Impairment of intangible assets	1.8%	—%	0.8%	—%
Operating income	21.9%	20.7%	21.2%	20.0%

Interest expense, net	6.0%	5.7%	5.7%	5.5%
Loss on extinguishment of debt	—%	—%	0.4%	—%
Other income	(0.1)%	—%	(0.3)%	—%
Income before income tax expense	16.0%	15.0%	15.4%	14.5%

Income tax expense	6.1%	5.3%	5.8%	5.2%
Net income	9.9%	9.7%	9.6%	9.3%

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

Impairment of Intangible Assets.Impairment of intangible assets represents a reduction of the carrying value of amortizable intangible assets to fair value when the carrying value of the assets is no longer recoverable.

Net Interest Expense.  Net interest expense includes interest relating to our outstanding indebtedness, amortization of bond discount and amortization of deferred debt financing costs (net of interest income).

-  27  -

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

Base Business Net Sales.  Base business net sales is a non-GAAP financial measure used by management to measure operating performance.  We define base business net sales as our net sales excluding (1) the impact of acquisitions until the net sales from such acquisitions are included in both comparable periods and (2) net sales of discontinued brands.  The portion of current period net sales attributable to recent acquisitions for which there is no corresponding period in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the first anniversary of the acquisition date.  For discontinued brands, the entire amount of net sales is excluded from each fiscal period being compared.  Management has included this financial measure because it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued brands.

A reconciliation of base business net sales to reported net sales for the second quarter and first two quarters of 2016 and 2015 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Reported net sales	$306,376	$193,645	$659,354	$410,767
Net sales from acquisitions(1)	(116,115)	—	(256,755)	—
Net sales of Rickland Orchards(2)	(158)	(1,047)	(528)	(2,115)
Base business net sales	$190,103	$192,598	$402,071	$408,652

(1)

Reflects net sales for Green Giant and Mama Mary’s for the second quarter and first two quarters of 2016 for which there is no comparable period of net sales for the second quarter and first two quarters of 2015. Green Giant was acquired on November 2, 2015 and Mama Mary’s was acquired on July 10, 2015.

(2)	Reflects all net sales of Rickland Orchards for each period presented. Rickland Orchards was discontinued during the second quarter of 2016.

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses and amortization of acquired inventory fair value step-up); intangible asset impairment charges and related asset write-offs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, non-cash intangible asset impairment charges and related asset write-offs, loss on product recalls and distribution restructuring expenses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate

-  28  -

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

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related expenses, gains and losses, income taxes, intangible asset impairment charges and related asset write-offs, loss on product recalls and distribution restructuring expenses. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

-  29  -

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of each of 2016 and 2015 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015

Net income	$30,251	$18,748	$63,447	$38,315
Income tax expense	18,756	10,328	38,387	21,098
Interest expense, net	18,426	11,062	37,561	22,601
Depreciation and amortization	9,154	6,832	18,158	13,376
Loss on extinguishment of debt	—	—	2,836	—
EBITDA	76,587	46,970	160,389	95,390
Acquisition-related expenses	1,699	23	3,931	62
Amortization of acquisition-related inventory step-up	—	—	3,074	—
Impairment of intangible assets	5,405	—	5,405	—
Loss on disposal of inventory	791	—	791	—
Loss on product recall	—	401	—	1,868
Distribution restructuring expenses	474	—	948	—
Adjusted EBITDA	84,956	47,394	174,538	97,320
Income tax expense	(18,756)	(10,328)	(38,387)	(21,098)
Interest expense, net	(18,426)	(11,062)	(37,561)	(22,601)
Acquisition-related expenses	(1,699)	(23)	(3,931)	(62)
Loss on product recall	—	(401)	—	(1,868)
Distribution restructuring expenses	(474)	—	(948)	—
Deferred income taxes	25,813	4,614	35,667	9,233
Amortization of deferred financing costs and bond discount	1,314	877	2,782	1,756
Amortization of acquisition-related inventory step-up	—	—	(3,074)	—
Share-based compensation expense	2,018	1,334	3,116	2,517
Excess tax benefits from share-based compensation	—	—	(343)	(518)
Changes in assets and liabilities, net of effects of business combinations	2,078	(13,524)	68,814	(7,117)
Net cash provided by operating activities	$76,824	$18,881	$200,673	$57,562

Second quarter of 2016 compared to the second quarter of 2015

Net Sales.  Net sales increased $112.8 million, or 58.2%, to $306.4 million for the second quarter of 2016 from $193.6 million for the second quarter of 2015. Net sales of Green Giant, acquired on November 2, 2015, and net sales of Mama Mary’s, acquired on July 10, 2015, contributed $107.2 million and $8.9 million, respectively, to the overall increase.

Base business net sales for the second quarter of 2016 decreased $2.5 million, or 1.3%, to $190.1 million from $192.6 million for the second quarter of 2015. The $2.5 million decrease was attributable to a decrease in unit volume of $1.6 million, or 0.8%, a decrease in net pricing of $0.7 million, or 0.3%, and the negative impact of currency fluctuations on foreign sales of approximately $0.2 million, or 0.1%.

See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the second quarter of 2016 and the second

-  30  -

quarter of 2015 for each of our brands that exceed approximately 2% of our fiscal 2016 or fiscal 2015 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales increases and decreases by brand for the second quarter of 2016:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands	$1.7	8.9%
Cream of Wheat	0.7	5.8%

TrueNorth	(2.1)	(39.2)%
New York Style	(1.3)	(13.6)%
B&M	(0.9)	(11.7)%

All other brands	(0.6)	(0.4)%
Base business net sales decrease	$(2.5)	(1.3)%

Gross Profit.  Gross profit increased $47.7 million, or 76.9%, to $109.7 million for the second quarter of 2016 from $62.0 million for the second quarter of 2015.    Gross profit expressed as a percentage of net sales increased to 35.8% in the second quarter of 2016 from 32.0% in the second quarter of 2015, an increase of 3.8 percentage points.  The increase in gross profit percentage was primarily driven by the acquisition of Green Giant, which benefited from lower than anticipated trade expense and input costs, particularly from the Green Giant manufacturing facility in Irapuato, Mexico, as well as greater than anticipated synergies with our base business.  Gross profit percentage was positively impacted by decreased costs for commodities, packaging and distribution for the base business and improved product mix, which was partially offset by the unfavorable impact the decrease in base business sales volume had on cost absorption, a net reduction in base business pricing, and the impact of the write-off of Rickland Orchards inventory in connection with our decision to discontinue the brand.  See Note 5, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of this write-off.  Gross profit percentage, excluding the results of Green Giant, decreased 0.7 percentage points.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $14.7 million, or 76.5%, to $33.9 million for the second quarter of 2016 from $19.2 million for the second quarter of 2015.  The increase was primarily due to the Green Giant acquisition, which resulted in $13.9 million of incremental expenses for the second quarter. The overall $14.7 million increase was attributable to increases in consumer marketing of $5.5 million, selling expenses of $3.2 million (which includes a $2.4 million increase in brokerage expenses and a $0.8 million increase in salesperson compensation), general and administrative expenses of $2.6 million (primarily related to compensation), acquisition-related expenses of $1.7 million, and warehousing expenses of $1.7 million (which includes $0.5 million of distribution restructuring expenses).  Expressed as a percentage of net sales, selling, general and administrative expenses increased 1.1 percentage points to 11.0% for the second quarter of 2016 from 9.9% for the second quarter of 2015.

Amortization Expense.  Amortization expense increased $0.7 million to $3.4 million for the second quarter of 2016 from $2.7 million for the second quarter of 2015 due to the Green Giant and Mama Mary’s acquisitions completed in fiscal 2015.

Impairment of Intangible Assets.  Impairment of intangible assets of $5.4 million for the second quarter of 2016 includes a $4.5 million loss for the impairment of amortizable trademarks and a $0.9 million loss for the impairment of customer relationship intangibles, both relating to Rickland Orchards, as we discontinued the Rickland Orchards brand during the second quarter of 2016 because there was not sufficient demand to warrant continued production.  See Note 5,

-  31  -

“Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of the impairment of intangible assets related to Rickland Orchards.

Operating Income.  As a result of the foregoing, operating income increased $27.0 million, or 67.1%, to $67.1 million for the second quarter of 2016 from $40.1 million for the second quarter of 2015.  Operating income expressed as a percentage of net sales increased to 21.9% in the second quarter of 2016 from 20.7% in the second quarter of 2015.

Net Interest Expense.  Net interest expense increased $7.3 million, or 66.6%, to $18.4 million for the second quarter of 2016 from $11.1 million in the second quarter of 2015.  The increase was primarily attributable to additional borrowings used to fund the Green Giant acquisition.  See “—Liquidity and Capital Resources—Debt” below.

Other Income.  Other income for the second quarter of 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.4 million.

Income Tax Expense.  Income tax expense increased $8.5 million to $18.8 million for the second quarter of 2016 from $10.3 million for the second quarter of 2015. Our effective tax rate was 38.3% for the second quarter of 2016 and 35.5% for the second quarter of 2015.

First two quarters of 2016 compared to the first two quarters of 2015

Net Sales.  Net sales increased $248.6 million, or 60.5%, to $659.4 million for the first two quarters of 2016 from $410.8 million for the first two quarters of 2015. Net sales of Green Giant, acquired on November 2, 2015, and net sales of Mama Mary’s, acquired on July 10, 2015, contributed $237.4 million and $19.4 million, respectively, to the overall increase.

Base business net sales for the first two quarters of 2016 decreased $6.6 million, or 1.6%, to $402.1 million from $408.7 million for the first two quarters of 2015. The $6.6 million decrease was attributable to a decrease in unit volume of $5.4 million, or 1.3%, the negative impact of currency fluctuations on foreign sales of approximately $0.7 million, or 0.2%, and a decrease in net pricing of $0.5 million, or 0.1%.

Base business net sales for the first two quarters of 2016 were negatively impacted by net sales of our Ortega products, which decreased $3.5 million, or 4.7%. $0.7 million of the decrease was due to a net pricing decrease in the first two quarters of 2016. The remainder of the decrease was attributable to the effects of the product recall we announced in November 2014, which caused an increase in net sales of Ortega in the first two quarters of 2015 due to customers restocking inventory of products affected by the recall, partially offset by $1.2 million of customer refunds related to the recall.

See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first two quarters of 2016 and the first two quarters of 2015 for each of our brands that exceed approximately 2% of our fiscal 2016 or fiscal 2015 net sales and for all other brands in the aggregate.

-  32  -

The following chart sets forth the most significant base business net sales increases and decreases by brand for the first two quarters of 2016:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands	$2.7	6.5%
Las Palmas	1.0	5.8%
Ac'cent	0.9	9.9%

TrueNorth	(3.7)	(36.4)%
Ortega	(3.5)	(4.7)%
Maple Grove Farms of Vermont	(1.5)	(3.9)%
New York Style	(1.3)	(7.3)%

All other brands	(1.2)	(0.6)%
Base business net sales decrease	$(6.6)	(1.6)%

Gross Profit.  Gross profit increased $96.2 million, or 74.4%, to $225.6 million for the first two quarters of 2016 from $129.4 million for the first two quarters of 2015.    Gross profit expressed as a percentage of net sales increased to 34.2% in the first two quarters of 2016 from 31.5% in the first two quarters of 2015, an increase of 2.7 percentage points.  The increase in gross profit percentage was primarily driven by the acquisition of Green Giant, which benefited from lower than anticipated trade expense and input costs, particularly from the Green Giant manufacturing facility in Irapuato, Mexico, as well as greater than anticipated synergies with our base business.  Gross profit percentage was positively impacted by decreased costs for commodities, packaging and distribution for the base business and improved product mix, which was partially offset by the unfavorable impact the decrease in base business sales volume had on cost absorption, a net reduction in base business pricing, and the impact of the write-off of Rickland Orchards inventory in connection with our decision to discontinue the brand.  See Note 5, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of this write-off.  Gross profit percentage, excluding the results of Green Giant, decreased 0.1 percentage points.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $31.5 million, or 74.9%, to $73.5 million for the first two quarters of 2016 from $42.0 million for the first two quarters of 2015.  The increase was primarily due to the Green Giant acquisition, which resulted in $29.6 million of incremental expenses for the first two quarters of 2016. The overall $31.5 million increase was attributable to increases in consumer marketing of $14.7 million, selling expenses of $5.7 million (which includes a $5.0 million increase in brokerage expenses and a $0.7 million increase in salesperson compensation), general and administrative expenses of $4.0 million (primarily related to compensation), acquisition-related expenses of $3.9 million, and warehousing expenses of $3.2 million (which includes $0.9 million of distribution restructuring expenses).  Expressed as a percentage of net sales, selling, general and administrative expenses increased 1.0 percentage point to 11.2% for the first two quarters of 2016 from 10.2% for the first two quarters of 2015.

Amortization Expense.  Amortization expense increased $1.4 million to $6.8 million for the first two quarters of 2016 from $5.4 million for the first two quarters of 2015 due to the Green Giant and Mama Mary’s acquisitions completed in fiscal 2015.

Impairment of Intangible Assets.  Impairment of intangible assets of $5.4 million for the first two quarters of 2016 includes a $4.5 million loss for the impairment of amortizable trademarks and a $0.9 million loss for the impairment of customer relationship intangibles, both relating to Rickland Orchards, as we discontinued the Rickland Orchards brand because there was not sufficient demand to warrant continued production.  See Note 5, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of the impairment of intangible assets related to Rickland Orchards.

-  33  -

Operating Income.  As a result of the foregoing, operating income increased $57.9 million, or 70.6%, to $139.9 million for the first two quarters of 2016 from $82.0 million for the first two quarters of 2015.  Operating income expressed as a percentage of net sales increased to 21.2% in the first two quarters of 2016 from 20.0% in the first two quarters of 2015.

Net Interest Expense.  Net interest expense increased $15.0 million, or 66.2%, to $37.6 million for the first two quarters of 2016 from $22.6 million in the first two quarters of 2015.  The increase was primarily attributable to additional borrowings used to fund the Green Giant acquisition.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first two quarters of 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. We did not incur a loss on extinguishment of debt for the first two quarters of 2015.  See “—Debt” below.

Other Income.  Other income for the first two quarters of 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $2.3 million.

Income Tax Expense.  Income tax expense increased $17.3 million to $38.4 million for the first two quarters of 2016 from $21.1 million for the first two quarters of 2015. Our effective tax rate was 37.7% for the first two quarters of 2016 and 35.5% for the first two quarters of 2015.

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

Cash Flows

Net cash provided by operating activities increased $143.1 million to $200.7 million for the first two quarters of 2016 from $57.6 million for the first quarter of 2015.  The increase in net cash provided by operating activities in the first two quarters of 2016 as compared to the first two quarters of 2015 was primarily due to favorable impact of an increase in cash provided by working capital and higher net income for the first two quarters of 2016, as compared to the same period in 2015.

Net cash used in investing activities for the first two quarters of 2016 increased $5.8 million to $13.2 million from $7.4 million for the first two quarters of 2015.  Net cash used in investing activities for the first two quarters of 2016 and 2015 consisted entirely of capital spending. Capital expenditures in the first two quarters of 2016 and 2015 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash used in financing activities for the first two quarters of 2016 increased $132.6 million to $85.6 million from net cash provided by financing activities of $47.0 million for the first two quarters of 2015. The increase was primarily attributable to differences in the net effects of prepayments of long-term debt and borrowings under our revolving credit facility in the first two quarters of 2016 as compared to the first two quarters of 2015.  See “—Debt” below.

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

-  34  -

increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments.

During the second quarter of 2016, we discontinued the Rickland Orchards brand, which is expected to result in a one-time cash taxes benefit of approximately $17.3 million for fiscal 2016.

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

For the first two quarters of 2016 and 2015, we had cash flows provided by operating activities of $200.7 million and $57.6 million, respectively, and distributed as dividends of $46.6 million and $36.5 million, respectively. Based upon our current dividend rate of $1.68 per share per annum, we expect our aggregate dividend payments in fiscal 2016 to be approximately $99.2 million.

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

Debt

Senior Secured Credit Agreement.    During the first quarter of 2016, we made an optional prepayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans using the proceeds of a common stock offering completed in March 2016.  At July 2, 2016, $233.6 million of tranche A term loans, $640.1 million of tranche B term loans were outstanding under our credit agreement. There were no revolving loans outstanding under the credit agreement at July 2, 2016. The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property. At July 2, 2016, the available borrowing capacity under our revolving credit facility, net

-  35  -

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

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At July 2, 2016, the tranche A term loan interest rate was approximately 2.45%. There were no outstanding borrowings under the revolving credit facility at July 2, 2016.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%. At July 2, 2016, the tranche B term loan interest rate was approximately 3.75%.

For further information regarding our senior secured credit agreement, including a description of optional and mandatory prepayment terms, and financial and restrictive covenants, see Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

4.625% Senior Notes due 2021.  On June 4, 2013, we issued $700.0 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value.  Interest on the senior notes is payable on June 1 and December 1 of each year.  The senior notes will mature on June 1, 2021, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the senior notes as described in Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements.  We may also, from time to time, seek to retire the senior notes through cash repurchases of the senior notes or exchanges of the senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements for a more detailed description of the senior notes.

Future Capital Needs

On July 2, 2016, our total long-term debt of $1,547.1 million, net of our cash and cash equivalents of $107.6 million, was $1,439.5 million.  Stockholders’ equity as of that date was $622.5 million.

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

We expect to make capital expenditures of approximately $35.0 million in the aggregate during fiscal 2016, $13.2 million of which were made during the first two quarters of 2016.

Seasonality

Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons or certain other annual events. In general our sales are higher during the first and fourth quarters.

-  36  -

We purchase most of the produce used to make our frozen and shelf-stable vegetables, shelf-stable pickles, relishes, peppers, tomatoes and other related specialty items during the months of June through October, and we generally purchase the majority of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

Inflation

We are currently locked into pricing and supply for substantially all of our major commodities, other than maple syrup, through the remainder of fiscal 2016 at a cost decrease of less than 1% of cost of goods sold and will continue to manage inflation risk by entering into short term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices. During fiscal 2015 we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

See Note 11, “Commitments and Contingencies,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of July 2, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2016, except for the optional prepayment of a portion of our tranche A term loans and tranche B term loans, see “—Debt” above, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2015 Annual Report on Form 10-K.

Forward-Looking Statements

This report includes forward-looking statements, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements.  We believe important factors that could cause actual results to differ materially from our expectations include the following:

•	our substantial leverage;
•	the effects of rising costs for our raw materials, packaging and ingredients;

-  37  -

•	crude oil prices and their impact on distribution, packaging and energy costs;
•	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
•	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
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

-  38  -

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At July 2, 2016, we had $700.0 million of fixed rate debt and $873.8 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at July 2, 2016, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $8.7 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of July 2, 2016 and January 2, 2016 are as follows (in thousands):

	July 2, 2016				January 2, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		40,000		40,000	(1)
Tranche A term loans due 2019	233,312	(2)	232,145	(1)	273,285	(2)	272,381	(1)
Tranche B term loans due 2022	637,186	(3)	637,982	(1)	746,331	(3)	749,063	(1)
4.625% senior notes due 2021	700,000		705,250	(4)	700,000		691,250	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  At July 2, 2016 and January 2, 2016, the face amounts of the tranche A term loans were $233.6 million and $273.8 million, respectively.

(3)

The carrying values of the tranche B term loans are net of discount.  At July 2, 2016 and January 2, 2016, the face amounts of the tranche B term loans were $640.1 million and $750.0 million, respectively.

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

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first two quarters of 2016, our net sales to customers in foreign countries represented approximately 8.4% of our total net sales.  During the first two quarters of 2015, our net sales to customers in foreign countries represented approximately 3.7% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would

-  39  -

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

-  40  -

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Form of Non-Employee Director Stock Option Agreement (Non-Qualified Stock Option).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101.1

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

-  41  -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2016	B&G FOODS, INC.

	By:	/s/ Thomas P. Crimmins
Thomas P. Crimmins Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

-  42  -