Form 10-Q
period 2016-10-01
B&G Foods, Inc.
filed 2016-11-03
CIK 1278027

As filed with the Securities and Exchange Commission on November 3, 2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2016

or

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

As of November 3, 2016, the registrant had 66,406,314 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

-  i  -

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 1, 2016	January 2, 2016

Assets
Current assets:
Cash and cash equivalents	$240,580	$5,246
Trade accounts receivable, net	90,609	69,712
Inventories	341,254	312,880
Prepaid expenses and other current assets	69,884	67,517
Income tax receivable	7,355	2,514
Deferred income taxes	5,243	5,292
Total current assets	754,925	463,161

Property, plant and equipment, net of accumulated depreciation of $163,026 and $146,337	168,008	163,642
Goodwill	473,956	473,145
Other intangibles, net	1,426,895	1,442,340
Other assets	2,904	1,332
Total assets	$2,826,688	$2,543,620

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$97,285	$49,593
Accrued expenses	48,206	31,233
Current portion of long-term debt	10,515	33,750
Income tax payable	526	—
Dividends payable	27,891	20,292
Total current liabilities	184,423	134,868

Long-term debt	1,537,943	1,697,771
Other liabilities	3,119	3,212
Deferred income taxes	296,355	250,084
Total liabilities	2,021,840	2,085,935
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 66,406,314 and 57,976,744 shares issued and outstanding as of October 1, 2016 and January 2, 2016	664	580
Additional paid-in capital	417,237	162,568
Accumulated other comprehensive loss	(16,143)	(12,696)
Retained earnings	403,090	307,233
Total stockholders’ equity	804,848	457,685
Total liabilities and stockholders’ equity	$2,826,688	$2,543,620

See Notes to Consolidated Financial Statements.

-  1  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Net sales	$318,247	$213,300	$977,601	$624,067
Cost of goods sold	202,821	141,704	636,545	423,066
Gross profit	115,426	71,596	341,056	201,001

Operating expenses:
Selling, general and administrative expenses	42,465	27,307	115,989	69,352
Amortization expense	3,269	2,726	10,039	8,072
Impairment of intangible assets	—	—	5,405	—
Operating income	69,692	41,563	209,623	123,577

Other income and expenses:
Interest expense, net	17,974	11,272	55,535	33,873
Loss on extinguishment of debt	—	—	2,836	—
Other expense (income)	127	—	(2,173)	—
Income before income tax expense	51,591	30,291	153,425	89,704
Income tax expense	19,181	10,476	57,568	31,574
Net income	$32,410	$19,815	$95,857	$58,130

Weighted average shares outstanding:
Basic	64,758	57,977	62,135	56,121
Diluted	65,038	58,057	62,338	56,180

Basic earnings per share	$0.50	$0.34	$1.54	$1.04
Diluted earnings per share	$0.50	$0.34	$1.54	$1.03

Cash dividends declared per share	$0.42	$0.35	$1.26	$1.03

See Notes to Consolidated Financial Statements.

-  2  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Net income	$32,410	$19,815	$95,857	$58,130

Other comprehensive income:
Foreign currency translation adjustments	(3,381)	(78)	(3,691)	(190)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	66	111	244	348
Other comprehensive (loss) income	(3,315)	33	(3,447)	158
Comprehensive income	$29,095	$19,848	$92,410	$58,288

See Notes to Consolidated Financial Statements.

-  3  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 1,	October 3,
	2016	2015
Cash flows from operating activities:
Net income	$95,857	$58,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,813	20,512
Amortization of deferred debt financing costs and bond discount	4,101	2,631
Deferred income taxes	45,555	13,638
Impairment of intangible assets	5,405	—
Loss on disposal of inventory	791	—
Loss on extinguishment of debt	2,836	—
Share-based compensation expense	4,457	3,704
Excess tax benefits from share-based compensation	(343)	(518)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(20,551)	(5,116)
Inventories	(29,922)	(25,464)
Prepaid expenses and other current assets	(3,297)	5,557
Income tax receivable/payable	(3,286)	13,060
Other assets	(1,180)	12
Trade accounts payable	47,646	(6,193)
Accrued expenses	17,389	8,236
Other liabilities	507	(1,492)
Net cash provided by operating activities	192,778	86,697

Cash flows from investing activities:
Capital expenditures	(24,807)	(12,719)
Payments for acquisition of businesses, net of cash acquired	—	(51,025)
Net cash used in investing activities	(24,807)	(63,744)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	(13,125)
Repayments of borrowings under revolving credit facility	(50,000)	(44,000)
Borrowings under revolving credit facility	10,000	10,000
Proceeds from issuance of common stock, net	331,879	126,230
Dividends paid	(72,916)	(56,236)
Excess tax benefits from share-based compensation	343	518
Debt financing costs	—	(12)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,410)	(1,750)
Net cash provided by financing activities	67,896	21,625

Effect of exchange rate fluctuations on cash and cash equivalents	(533)	(125)
Net increase in cash and cash equivalents	235,334	44,453

Cash and cash equivalents at beginning of period	5,246	1,490
Cash and cash equivalents at end of period	$240,580	$45,943

Supplemental disclosures of cash flow information:
Cash interest payments	$44,387	$23,693
Cash income tax payments	$15,406	$4,898
Non-cash transactions:
Dividends declared and not yet paid	$27,891	$20,292
Accruals related to purchases of property, plant and equipment	$1,604	$—

See Notes to Consolidated Financial Statements.

-  4  -

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico.  Our products include frozen and canned vegetables, hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent,  B&G,  B&M,  Baker’s Joy,  Bear Creek Country Kitchens,  Brer Rabbit,  Canoleo,  Cary’s,  Cream of Rice,  Cream of Wheat,  Devonsheer,  Don Pepino,  Emeril’s,  Grandma’s Molasses,  Green Giant,  JJ Flats,  Joan of Arc,  Las Palmas,  Le Sueur,  MacDonald’s,  Mama Mary’s,  Maple Grove Farms of Vermont,  Molly McButter,  Mrs. Dash,  New York Flatbreads,  New York Style,  Old London,  Original Tings,  Ortega,  Pirate’s Booty,  Polaner,  Red Devil,  Regina,  Sa-són,  Sclafani,  Smart Puffs,  Spring Tree,  Sugar Twin,  Trappey’s,  TrueNorth,  Underwood,  Vermont Maid and Wright’s.  We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended October 1, 2016 (third quarter and first three quarters of 2016) and October 3, 2015 (third quarter and first three quarters of 2015) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of October 1, 2016, and the results of our operations and comprehensive income for the third quarter and first three quarters of 2016 and 2015 and cash flows for the first three quarters of 2016 and 2015.  Our results of operations for the third quarter and first three quarters of 2016 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2015 filed with the SEC on March 2, 2016.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Newly Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) that requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We adopted the provisions of this ASU at the beginning of fiscal 2016 and applied the required changes in accounting principle on a retrospective basis. Accordingly, in our consolidated balance sheet as of January 2, 2016,  $28.1 million of unamortized deferred financing costs were reclassified from other assets to long-term debt. The update impacted presentation and disclosure only, and therefore, the adoption of this ASU did not have any impact on our consolidated financial position, results of operations or liquidity.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)Acquisitions

On November 2, 2015, we completed the acquisition of the Green Giant and Le Sueur brands from General Mills, Inc. for a purchase price of $765 million in cash plus an inventory adjustment at closing of $57.8 million. We refer to this acquisition as the “Green Giant acquisition.”  In connection with the acquisition, as of October 1, 2016 and January 2, 2016, we had receivables related to a transition services agreement with General Mills of $47.9 million and $52.6 million, respectively, included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

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

The following table sets forth the preliminary allocation of the Green Giant acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  During the third quarter of 2016, we recorded a purchase price allocation adjustment by increasing goodwill and decreasing inventory by $1.4 million due to a change in our valuation of inventory as of the date of acquisition. We will complete the purchase price allocation during the fourth quarter of fiscal 2016.

Green Giant Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$822,786
Total	$822,786

Preliminary Allocation:
Trademarks—unamortizable intangible assets	422,000
Inventory	238,282
Goodwill	85,632
Customer relationship intangibles—amortizable intangible assets	38,000
Property, plant and equipment	44,244
Seed technology intangibles—amortizable intangible assets	2,000
Other working capital	(7,372)
Total	$822,786

-  7  -

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

On September 21, 2016, we entered into an agreement to acquire the spices and seasonings business of ACH Food Companies, Inc. for a purchase price of approximately $365.0 million in cash, subject to a post-closing adjustment based upon inventory at closing. We expect the acquisition to close during the fourth quarter of 2016, subject to customary closing conditions.  We expect to fund the acquisition and related fees and expenses with cash on hand, including the net proceeds of our August 2016 public offering of common stock,  see Note 8, “Stockholders’ Equity,” and additional revolving loans under our existing credit facility.

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the third quarter and first three quarters of 2015 presents our operations as if the Green Giant acquisition had occurred as of the beginning of fiscal 2015.  In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of customer relationship and seed technology intangibles.

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	October 3, 2015	October 3, 2015
	(dollars in thousands, except per share data)
Net sales	$321,050	$1,016,970
Net income (loss)(1)	$12,636	$(98,299)
Earnings (loss) per share(1)	$0.22	$(1.75)

(1)	During the second quarter of 2015, General Mills recorded a $260 million impairment charge related to the Green Giant brand intangible asset.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	October 1, 2016	January 2, 2016
Raw materials and packaging	$39,732	$32,143
Work-in-process	105,179	123,817
Finished goods	196,343	156,920
Total	$341,254	$312,880

(5)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	October 1, 2016			January 2, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$6,800	$1,549	$5,251	$12,056	$1,806	$10,250
Customer relationships	234,640	77,364	157,276	235,713	68,591	167,122
Seed technology	2,000	733	1,267	2,000	133	1,867
	$243,440	$79,646	$163,794	$249,769	$70,530	$179,239
Unamortizable Intangible Assets
Goodwill	$473,956			$473,145
Trademarks	$1,263,101			$1,263,101

Amortization expense associated with amortizable intangible assets for the third quarter and first three quarters of 2016 was $3.3 million and $10.0 million, respectively, and is recorded in operating expenses. Amortization expense associated with amortizable intangible assets for the third quarter and first three quarters of 2015 was $2.7 million and $8.1 million, respectively. We expect to recognize an additional $3.2 million of amortization expense associated with our amortizable intangible assets during the remainder of fiscal 2016, and thereafter $12.8 million, $12.6 million, $12.5 million and $12.4 million of amortization expense in fiscal years 2017, 2018, 2019 and 2020, respectively.  See Note 3, “Acquisitions.”

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	October 1, 2016	January 2, 2016
Revolving credit loans	$—	$40,000
Tranche A term loans due 2019	233,640	273,750
Tranche B term loans due 2022	640,110	750,000
4.625% senior notes due 2021	700,000	700,000
Unamortized deferred financing costs	(22,175)	(28,095)
Unamortized discount	(3,117)	(4,134)
Total long-term debt, net of unamortized deferred financing costs and discount	1,548,458	1,731,521
Current portion of long-term debt	(10,515)	(33,750)
Long-term debt, net of unamortized deferred financing costs and discount, and excluding current portion	$1,537,943	$1,697,771

As of October 1, 2016, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2016	$—
2017	10,515
2018	76,875
2019	146,250
2020	—
Thereafter	1,340,110
Total	$1,573,750

Senior Secured Credit Agreement.  During the first quarter of 2016, we made an optional prepayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans using the proceeds of our March 2016 common stock offering.  See Note 8, “Stockholders’ Equity.”

At October 1, 2016,  $233.6 million of tranche A term loans and $640.1 million of tranche B term loans were outstanding under our credit agreement.  There were no revolving loans outstanding under the credit agreement at October 1, 2016.

At October 1, 2016, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $498.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt (Continued)

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At October 1, 2016, the tranche A term loan interest rate was approximately 2.53%.  There were no outstanding borrowings under the revolving credit facility at October 1, 2016.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%. At October 1, 2016, the tranche B term loan interest rate was approximately 3.84%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 6.75 to 1.00 through the fourth quarter of 2016; and 6.50 to 1.00 for the first quarter of 2017 and thereafter.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of October 1, 2016, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of October 1, 2016, we were in compliance with all of the covenants in the indenture governing the senior notes.

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

Accrued Interest.  At October 1, 2016 and January 2, 2016, accrued interest of $12.8 million and $5.7 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of October 1, 2016 and January 2, 2016 are as follows (in thousands):

	October 1, 2016				January 2, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		40,000		40,000	(1)
Tranche A term loans due 2019	233,345	(2)	232,762	(1)	273,285	(2)	272,381	(1)
Tranche B term loans due 2022	637,288	(3)	642,068	(1)	746,331	(3)	749,063	(1)
4.625% senior notes due 2021	700,000		719,250	(4)	700,000		691,250	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  At October 1, 2016 and January 2, 2016, the face amounts of the tranche A term loans were $233.6 million and $273.8 million, respectively.

(3)

The carrying values of the tranche B term loans are net of discount.  At October 1, 2016 and January 2, 2016, the face amounts of the tranche B term loans were $640.1 million and $750.0 million, respectively.

(4)	Fair values are estimated based on quoted market prices.

There was no Level 3 activity during the third quarter or first three quarters of 2016 or 2015.

(8)Stockholders’ Equity

August 2016 Common Stock Offering.    On August 12, 2016, we completed an underwritten public offering of 3,750,000 shares of our common stock at a price to the public of $49.00 per share. The proceeds of the offering were $179.9 million, after deducting underwriting discounts and commissions and other offering expenses. The offering was made by means of a prospectus and related prospectus supplement included as part of a new shelf registration statement filed with the SEC. We intend to use the net proceeds of the offering to fund a portion of the purchase price for the pending acquisition of the spices and seasonings business of ACH Food Companies. See Note 3, “Acquisitions.”

March 2016 Common Stock Offering.  On March 15, 2016, we completed an underwritten public offering of 4,600,000 shares of our common stock at a price to the public of $33.55 per share. The proceeds of the offering were $152.0 million, after deducting underwriting discounts and commissions and other offering expenses. The offering was made by means of a prospectus and related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC. We used the net proceeds of the offering to repay a portion of our long-term debt. See Note 6, “Long-Term Debt.”

-  13  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the third quarter and first three quarters of 2016 and 2015 are as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Affected Line Item in
	October 1,	October 3,	October 1,	October 3,	the Statement Where
Details about AOCL Components	2016	2015	2016	2015	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$11	$11	$33	$33	See (1) below
Amortization of unrecognized loss	95	176	359	528	See (1) below
	106	187	392	561	Total before tax
	(40)	(76)	(148)	(213)	Income tax expense
Total reclassification	$66	$111	$244	$348	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits” for additional information.

Changes in AOCL for the first three quarters of 2016 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Beginning balance	$(8,712)	$(3,984)	$(12,696)
Other comprehensive loss before reclassifications	—	(3,691)	(3,691)
Amounts reclassified from AOCL	244	—	244
Net current period other comprehensive income (loss)	244	(3,691)	(3,447)
Ending balance	$(8,468)	$(7,675)	$(16,143)

(10)Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension cost for company sponsored defined benefit pension plans for the third quarter and first three quarters of 2016 and 2015 include the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Service cost—benefits earned during the period	$790	$1,001	$2,535	$3,003
Interest cost on projected benefit obligation	666	640	2,050	1,919
Expected return on plan assets	(1,121)	(1,042)	(3,312)	(3,124)
Amortization of unrecognized prior service cost	11	11	33	33
Amortization of unrecognized loss	95	176	359	528
Net periodic pension cost	$441	$786	$1,665	$2,359

During the first three quarters of 2016, we made $3.5 million of defined benefit pension plan contributions. We do not plan to make additional contributions during the remainder of fiscal 2016.

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

B&G Foods made contributions to the plan of $0.6 million in the first three quarters of 2016 and expects to pay surcharges of less than $0.1 million in fiscal 2016 assuming consistent hours are worked.  B&G Foods contributed $0.8 million in fiscal 2015 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

(11)Commitments and Contingencies

Operating Leases.  As of October 1, 2016, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2016	$2,827
2017	7,027
2018	6,703
2019	6,622
2020	5,654
Thereafter	9,397
Total	$38,230

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)Commitments and Contingencies (Continued)

Environmental.  We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first three quarters of 2016 or 2015 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of October 1, 2016, approximately 1,190 of our 1,895 employees, or 63%, were covered by collective bargaining agreements, of which approximately 84 were covered by a collective bargaining agreement expiring within the next 12 months.  Our collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO, Local No. 334 that covers certain employees at our Portland, Maine manufacturing facility is scheduled to expire on April 29, 2017.  We expect to begin negotiations for a new collective bargaining agreement during the fourth quarter of 2016 or the first quarter of 2017.  While we believe that our relations with our union employees are good, we cannot be certain that we will be able to negotiate a new collective bargaining agreement for the Portland, Maine manufacturing facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages.  At this time, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition or results of operations.  None of our other collective bargaining agreements is scheduled to expire within one year.

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

Ortega and Las Palmas Recall.  On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products’ ingredient statements.  A significant majority of the costs of this recall were incurred in the fourth quarter of 2014.  The cost impact of this recall during the first three quarters of 2015 was $1.9 million, of which $1.2 million was recorded as a decrease in net sales related to customer refunds; $0.5 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.2 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs.  The charges we recorded are based upon costs incurred to date. There was no cost impact of this recall during the first three quarters of 2016, and we do not expect future expenses, if any, to be material.

-  16  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the third quarter of 2016 there were 22,692 and for the third quarter of 2015 there were 551,330 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Weighted average shares outstanding:
Basic	64,757,962	57,976,744	62,134,846	56,120,780
Net effect of potentially dilutive share-based compensation awards	280,084	79,979	202,912	58,929
Diluted	65,038,046	58,056,723	62,337,758	56,179,709

(13)Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 55.3% and 51.9% of consolidated net sales for the first three quarters of 2016 and 2015, respectively.  Our top ten customers accounted for approximately 45.7% and 53.5% of our consolidated trade accounts receivables as of October 1, 2016 and January 2, 2016, respectively. Other than Wal-Mart, which accounted for 24.3% and 19.3% of our consolidated net sales for the first three quarters of 2016 and 2015, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2016 or 2015. Other than Wal-Mart, which accounted for 15.6% and 19.3% of our consolidated trade accounts receivables as of October 1, 2016 and January 2, 2016, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of October 1, 2016, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first three quarters of 2016 and 2015, our sales to customers in foreign countries represented approximately 8.4% and 3.6%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)Share-Based Payments (Continued)

The following table details our stock option activity for the first three quarters of fiscal 2016 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2016	501,698	$30.20
Granted	218,491	$34.99
Exercised	—	—
Forfeited	(2,565)	$34.00
Outstanding at end of third quarter of 2016	717,624	$31.65	8.6	$11,534
Exercisable at end of third quarter of 2016	—	—	—	—

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

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the third quarter and first three quarters of 2016 and 2015 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 3,	October 1,	October 3,
Consolidated Statements of Operations Location	2016	2015	2016	2015
Compensation expense included in cost of goods sold	$273	$249	$785	$677
Compensation expense included in selling, general and administrative expenses	1,068	938	3,672	3,027
Total compensation expense for share-based payments	$1,341	$1,187	$4,457	$3,704

As of October 1, 2016, there was $5.1 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.25 years and $2.0 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.5 years.

-  18  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)Share-Based Payments (Continued)

The following table details the activity in our non-vested performance share LTIAs for the first three quarters of 2016:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2016	368,274	$26.16
Granted	173,646	$29.04
Vested	(101,094)	$28.24
Forfeited	(2,019)	$29.04
End of third quarter of 2016	438,807	$26.82

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

The following table details the number of shares of common stock issued by our company during the first three quarters of 2016 and 2015 upon the vesting of performance share LTIAs and other share-based payments (dollars in thousands):

	Thirty-nine Weeks Ended
	October 1,	October 3,
	2016	2015
Number of performance shares vested	101,094	153,195
Shares withheld to fund statutory minimum tax withholding	37,596	58,243
Shares of common stock issued for performance share LTIAs	63,498	94,952
Shares of common stock issued to non-employee directors for annual equity grants	16,072	18,095
Total shares of common stock issued	79,570	113,047
Excess tax benefit recorded to additional paid in capital	$343	$518

-  19  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Brand:(1)
Green Giant(2)	$113,780	$—	$351,157	$—
Ortega	35,090	36,388	106,709	111,514
Pirate Brands	22,447	23,501	66,941	65,289
Maple Grove Farms of Vermont	16,667	18,425	53,990	57,266
Mrs. Dash	14,655	14,542	47,247	48,053
Cream of Wheat	14,126	15,251	43,608	43,946
Mama Mary’s(3)	9,355	8,492	28,733	8,492
Bear Creek Country Kitchens	13,633	13,065	32,611	32,601
Las Palmas	8,913	8,326	27,017	25,434
Polaner	7,506	8,096	25,058	24,938
New York Style	8,313	8,422	24,792	26,197
Bloch & Guggenheimer	5,478	5,769	19,562	19,747
B&M	3,687	3,789	14,803	14,796
Underwood	5,088	4,985	14,620	14,067
Ac'cent	4,642	4,470	14,298	13,255
Spring Tree	4,297	4,712	13,526	14,824
All other brands	30,570	35,067	92,929	103,648
Total	$318,247	$213,300	$977,601	$624,067

(1)

Table includes net sales for each of our brands whose fiscal 2015 net sales were equal to or exceeded 2% of our total fiscal 2016 or fiscal 2015 net sales and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.

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

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of October 1, 2016 and January 2, 2016, the related condensed consolidating statement of operations for the thirteen weeks and thirty-nine weeks ended October 1, 2016, and the related condensed consolidating statement of cash flows for the thirty-nine weeks ended October 1, 2016 for:

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

Condensed Consolidating Balance Sheet

As of October 1, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$231,357	$9,223	$—	$240,580
Trade accounts receivable, net	—	79,198	11,411	—	90,609
Inventories, net	—	299,451	41,803	—	341,254
Prepaid expenses and other current assets	—	63,499	6,840	(455)	69,884
Income tax receivable	—	7,528	—	(173)	7,355
Deferred income taxes	—	5,087	269	(113)	5,243
Intercompany receivables	—	—	12,486	(12,486)	—
Total current assets	—	686,120	82,032	(13,227)	754,925

Property, plant and equipment, net	—	134,022	33,986	—	168,008
Goodwill	—	473,956	—	—	473,956
Other intangibles, net	—	1,426,895	—	—	1,426,895
Other assets	—	2,891	13	—	2,904
Investments in subsidiaries	2,403,372	93,907	—	(2,497,279)	—
Total assets	$2,403,372	$2,817,791	$116,031	$(2,510,506)	$2,826,688

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$78,339	$18,946	$—	$97,285
Accrued expenses	—	46,635	2,026	(455)	48,206
Current portion of long-term debt	10,515	—	—	—	10,515
Income tax payable	—	—	699	(173)	526
Dividends payable	27,891	—	—	—	27,891
Intercompany payables	—	12,033	453	(12,486)	—
Total current liabilities	38,406	137,007	22,124	(13,114)	184,423

Long-term debt	1,560,118	(22,175)	—	—	1,537,943
Other liabilities	—	3,119	—	—	3,119
Deferred income taxes	—	296,468	—	(113)	296,355
Total liabilities	1,598,524	414,419	22,124	(13,227)	2,021,840

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	664	—	—	—	664
Additional paid-in capital	417,237	2,018,649	86,833	(2,105,482)	417,237
Accumulated other comprehensive loss	(16,143)	(16,143)	(7,675)	23,818	(16,143)
Retained earnings	403,090	400,866	14,749	(415,615)	403,090
Total stockholders’ equity	804,848	2,403,372	93,907	(2,497,279)	804,848
Total liabilities and stockholders’ equity	$2,403,372	$2,817,791	$116,031	$(2,510,506)	$2,826,688

-  21  -

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended October 1, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$294,871	$30,573	$(7,197)	$318,247
Cost of goods sold	—	188,720	21,298	(7,197)	202,821
Gross profit	—	106,151	9,275	—	115,426

Operating expenses:
Selling, general and administrative expenses	—	39,619	2,846	—	42,465
Amortization expense	—	3,269	—	—	3,269
Impairment of intangible assets	—	—	—	—	—
Operating income	—	63,263	6,429	—	69,692

Other income and expenses:
Interest expense, net	—	17,974	—	—	17,974
Loss on extinguishment of debt	—	—	—	—	—
Other expense	—	127	—	—	127
Income before income tax expense	—	45,162	6,429	—	51,591
Income tax expense	—	17,351	1,830	—	19,181
Equity in earnings of subsidiaries	32,410	4,599	—	(37,009)	—
Net income	$32,410	$32,410	$4,599	$(37,009)	$32,410
Comprehensive income	$29,095	$32,344	$1,218	$(33,562)	$29,095

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirty-nine Weeks Ended October 1, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$912,945	$86,294	$(21,638)	$977,601
Cost of goods sold	—	593,688	64,495	(21,638)	636,545
Gross profit	—	319,257	21,799	—	341,056

Operating expenses:
Selling, general and administrative expenses	—	111,538	4,451	—	115,989
Amortization expense	—	10,039	—	—	10,039
Impairment of intangible assets	—	5,405	—		5,405
Operating income	—	192,275	17,348	—	209,623

Other income and expenses:
Interest expense, net	—	55,535	—	—	55,535
Loss on extinguishment of debt	—	2,836	—	—	2,836
Other income	—	(2,173)	—	—	(2,173)
Income before income tax expense	—	136,077	17,348	—	153,425
Income tax expense	—	52,745	4,823	—	57,568
Equity in earnings of subsidiaries	95,857	12,525	—	(108,382)	—
Net income	$95,857	$95,857	$12,525	$(108,382)	$95,857
Comprehensive income	$92,410	$95,613	$8,834	$(104,447)	$92,410

-  23  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Thirty-nine Weeks Ended October 1, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$165,362	$27,416	$—	$192,778

Cash flows from investing activities:
Capital expenditures	—	(20,557)	(4,250)	—	(24,807)
Net cash used in investing activities	—	(20,557)	(4,250)	—	(24,807)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Repayments of borrowings under revolving credit facility	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit facility	10,000	—	—	—	10,000
Proceeds from issuance of common stock, net	331,879	—	—	—	331,879
Dividends paid	(72,916)	—	—	—	(72,916)
Excess tax benefits from share-based compensation	—	343	—	—	343
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,410)	—	—	(1,410)
Intercompany transactions	(68,963)	85,655	(16,692)	—	—
Net cash provided by financing activities	—	84,588	(16,692)	—	67,896
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(533)	—	(533)
Net increase in cash and cash equivalents	—	229,393	5,941	—	235,334
Cash and cash equivalents at beginning of year	—	1,964	3,282	—	5,246
Cash and cash equivalents at end of period	$—	$231,357	$9,223	$—	$240,580

(17)Restructuring

On July 6, 2016, we announced our intention to close our Spartanburg, South Carolina manufacturing and warehouse facilities and move our Mama Mary’s operations to our manufacturing facility in Yadkinville, North Carolina during the third and fourth quarters of 2016.  This decision is consistent with our ongoing efforts to reduce excess production capacity, improve productivity and operating efficiencies and reduce overall costs.  In connection with the restructuring, we recorded a charge for employee severance and other employee costs of approximately $0.8 million during the third quarter of 2016. We expect to record a non-cash write-off of equipment of approximately $0.3 million during the fourth quarter of 2016.

-  24  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended October 1, 2016  (third quarter and first three quarters of 2016) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 2, 2016 (fiscal 2015) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2016 (which we refer to as our 2015 Annual Report on Form 10-K).

General

We manufacture, sell and distribute a diverse portfolio of branded, high quality, shelf‑stable and frozen foods and household products, many of which have leading regional or national market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with institutional and foodservice sales and limited private label sales.

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

Since 1996, we have successfully acquired and integrated more than 40 brands into our company. Most recently, on  November 2, 2015, we completed the acquisition of the Green Giant and Le Sueur brands from General Mills, Inc. On July 10, 2015, we acquired Spartan Foods of America, Inc., and related entities, including the Mama Mary’s brand, from Linsalata Capital Partners and certain other sellers. We refer to these acquisitions in this report as the the  “Green Giant acquisition” and the “Mama Mary’s acquisition.” Each of these recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

On September 21, 2016, we entered into an agreement to acquire the spices and seasonings business from ACH Food Companies, Inc., for approximately $365.0 million in cash, subject to a post-closing adjustment based upon inventory at closing. We expect the acquisition to close during the fourth quarter of 2016, subject to customary closing conditions.

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

-  25  -

costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs.

We have seen and expect to continue to see moderate cost decreases for raw materials in the marketplace during 2016 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through the remainder of fiscal 2016 at a cost decrease of less than 1% of cost of goods sold. During fiscal 2015, we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs begin to decline materially, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2016 and 2015, our net sales to customers in foreign countries represented approximately 8.4% and 3.6%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

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

-  26  -

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of each of 2016 and 2015 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.7%	66.4%	65.1%	67.8%
Gross profit	36.3%	33.6%	34.9%	32.2%

Selling, general and administrative expenses	13.4%	12.8%	11.9%	11.1%
Amortization expense	1.0%	1.3%	1.0%	1.3%
Impairment of intangible assets	—%	—%	0.6%	—%
Operating income	21.9%	19.5%	21.4%	19.8%

Interest expense, net	5.7%	5.3%	5.6%	5.4%
Loss on extinguishment of debt	—%	—%	0.3%	—%
Other income	—%	—%	(0.2)%	—%
Income before income tax expense	16.2%	14.2%	15.7%	14.4%

Income tax expense	6.0%	4.9%	5.9%	5.1%
Net income	10.2%	9.3%	9.8%	9.3%

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

-  27  -

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

A reconciliation of base business net sales to reported net sales for the third quarter and first three quarters of 2016 and 2015 follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Reported net sales	$318,247	$213,300	$977,601	$624,067
Net sales from acquisitions(1)	(113,780)	—	(370,535)	—
Net sales of Rickland Orchards(2)	—	(1,057)	(528)	(3,172)
Base business net sales	$204,467	$212,243	$606,538	$620,895

(1)

Reflects net sales for Green Giant and Mama Mary’s for the third quarter and first three quarters of 2016 for which there is no comparable period of net sales in 2015. Green Giant was acquired on November 2, 2015 and Mama Mary’s was acquired on July 10, 2015.

(2)	Reflects all net sales of Rickland Orchards for each period presented. Rickland Orchards was discontinued during the second quarter of 2016.

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses and amortization of acquired inventory fair value step-

-  28  -

up); intangible asset impairment charges and related asset write-offs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, non-cash intangible asset impairment charges and related asset write-offs, loss on product recalls and distribution restructuring expenses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of each of 2016 and 2015 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015

Net income	$32,410	$19,815	$95,857	$58,130
Income tax expense	19,181	10,476	57,568	31,574
Interest expense, net	17,974	11,272	55,535	33,873
Depreciation and amortization	8,655	7,136	26,813	20,512
Loss on extinguishment of debt	—	—	2,836	—
EBITDA	78,220	48,699	238,609	144,089
Acquisition-related expenses	6,544	3,239	10,475	3,301
Amortization of acquisition-related inventory step-up	—	—	3,074	—
Impairment of intangible assets	—	—	5,405	—
Loss on disposal of inventory	—	—	791	—
Loss on product recall	—	—	—	1,868
Distribution restructuring expenses	325	1,172	1,273	1,172
Adjusted EBITDA	85,089	53,110	259,627	150,430
Income tax expense	(19,181)	(10,476)	(57,568)	(31,574)
Interest expense, net	(17,974)	(11,272)	(55,535)	(33,873)
Acquisition-related expenses	(6,544)	(3,239)	(10,475)	(3,301)
Loss on product recall	—	—	—	(1,868)
Distribution restructuring expenses	(325)	(1,172)	(1,273)	(1,172)
Deferred income taxes	9,888	4,405	45,555	13,638
Amortization of deferred financing costs and bond discount	1,319	875	4,101	2,631
Amortization of acquisition-related inventory step-up	—	—	(3,074)	—
Share-based compensation expense	1,341	1,187	4,457	3,704
Excess tax benefits from share-based compensation	—	—	(343)	(518)
Changes in assets and liabilities, net of effects of business combinations	(61,508)	(4,283)	7,306	(11,400)
Net cash provided by operating activities	$(7,895)	$29,135	$192,778	$86,697

Third quarter of 2016 compared to the third quarter of 2015

Net Sales.  Net sales increased $104.9 million, or 49.2%, to $318.2 million for the third quarter of 2016 from $213.3 million for the third quarter of 2015. Net sales of Green Giant, acquired on November 2, 2015, contributed $113.8 million to the overall increase.

Base business net sales for the third quarter of 2016 decreased $7.7 million, or 3.7%,  to $204.5 million from $212.2 million for the third quarter of 2015. The $7.7 million decrease was attributable to a decrease in unit volume of $5.9 million, or 2.8%, and a decrease in net pricing of $1.8 million, or 0.9%.

Approximately 25% of our base business net sales decline during the third quarter was attributable to our TrueNorth brand, whose net sales declined $2.0 million, or 50.5%.  The TrueNorth net sales decline was primarily the result of historically high almond prices in 2015.  In response to increased almond costs, we increased our selling price for TrueNorth products, which had a negative impact on consumer demand.  Although we have recently rolled back pricing as almond prices have begun to return to historical norms, consumer demand has not returned to prior levels.  We have also been experiencing a challenging competitive environment for our syrup brands, which in the aggregate declined $2.4 million for the quarter. The decline was primarily attributable to maple syrup price deflation due to the

-  30  -

strength of the U.S. dollar relative to the Canadian dollar, which has resulted in increased competition in the maple syrup category and contractually mandated price reductions with certain of our foodservice customers.

See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the third quarter of 2016 and the third quarter of 2015 for each of our brands that exceed approximately 2% of our fiscal 2016 or fiscal 2015 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales increases and decreases by brand for the third quarter of 2016:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Mama Mary's	$0.9	10.2%
Las Palmas	0.6	7.1%
Bear Creek Country Kitchens	0.6	4.3%

TrueNorth	(2.0)	(50.5)%
Maple Grove Farms of Vermont	(1.8)	(9.5)%
Ortega	(1.3)	(3.6)%
Cream of Wheat	(1.1)	(7.4)%
Pirate Brands	(1.1)	(4.5)%
Polaner	(0.6)	(7.3)%

All other brands	(1.9)	(2.6)%
Base business net sales decrease	$(7.7)	(3.7)%

Gross Profit.  Gross profit increased $43.8 million, or 61.2%, to $115.4 million for the third quarter of 2016 from $71.6 million for the third quarter of 2015.    Gross profit expressed as a percentage of net sales increased to 36.3% in the third quarter of 2016 from 33.6% in the third quarter of 2015, an increase of 2.7 percentage points.  The increase in gross profit percentage was primarily driven by the acquisition of Green Giant.  Gross profit percentage was also positively impacted by decreased costs for commodities, packaging and distribution for the base business and improved product mix, which was partially offset by the unfavorable impact the decrease in base business sales volume had on cost absorption and a net reduction in base business pricing.    Gross profit percentage, excluding the results of Green Giant,  increased 0.5 percentage points.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $15.2 million, or 55.5%, to $42.5 million for the third quarter of 2016 from $27.3 million for the third quarter of 2015, primarily due to the Green Giant acquisition. Acquisition-related expenses and distribution restructuring expenses increased $2.5 million for the quarter. The remaining $12.7 million of the increase was attributable to increases in consumer marketing of $7.4 million, selling expenses of $3.5 million (which includes a $2.0 million increase in brokerage expenses and a $1.4 million increase in salesperson compensation), warehousing expenses of $1.0 million, and general and administrative expenses of $0.8 million (primarily related to compensation).  Expressed as a percentage of net sales, selling, general and administrative expenses increased 0.6 percentage points to 13.4% for the third quarter of 2016 from 12.8% for the third quarter of 2015.

Amortization Expense.  Amortization expense increased $0.6 million to $3.3 million for the third quarter of 2016 from $2.7 million for the third quarter of 2015 due to the Green Giant acquisition completed in fiscal 2015.

-  31  -

Operating Income.  As a result of the foregoing, operating income increased $28.1 million, or 67.7%, to $69.7 million for the third quarter of 2016 from $41.6 million for the third quarter of 2015.  Operating income expressed as a percentage of net sales increased to 21.9% in the third quarter of 2016 from 19.5% in the third quarter of 2015.

Net Interest Expense.  Net interest expense increased $6.7 million, or 59.5%, to $18.0 million for the third quarter of 2016 from $11.3 million in the third quarter of 2015.  The increase was primarily attributable to additional indebtedness outstanding during the third quarter of 2016 as compared to the third quarter of 2015 as a result of the Green Giant acquisition.    See “—Liquidity and Capital Resources—Debt” below.

Other Expense (Income).  Other expense for the third quarter of 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.1 million.

Income Tax Expense.  Income tax expense increased $8.7 million to $19.2 million for the third quarter of 2016 from $10.5 million for the third quarter of 2015. Our effective tax rate was 37.2% for the third quarter of 2016 and 34.6% for the third quarter of 2015.

First three quarters of 2016 compared to the first three quarters of 2015

Net Sales.  Net sales increased $353.5 million, or 56.7%, to $977.6 million for the first three quarters of 2016 from $624.1 million for the first three quarters of 2015. Net sales of Green Giant, acquired on November 2, 2015, and net sales of Mama Mary’s, acquired on July 10, 2015, contributed $351.2 million and $19.4 million, respectively, to the overall increase.

Base business net sales for the first three quarters of 2016 decreased $14.4 million, or 2.3%, to $606.5 million from $620.9 million for the first three quarters of 2015. The $14.4 million decrease was attributable to a decrease in unit volume of $11.3 million, or 1.8%, a decrease in net pricing of $2.4 million, or 0.4%, and the negative impact of currency fluctuations on foreign sales of approximately $0.7 million, or 0.1%.

The largest driver of the decline in base business net sales during the first three quarters of 2016 was TrueNorth, which declined $5.7 million, or 40.4%. The TrueNorth net sales decline was primarily the result of historically high almond prices in 2015.  In response to increased almond costs, we increased our selling price for TrueNorth products, which had a negative impact on consumer demand.  Although we have recently rolled back pricing as almond prices have begun to return to historical norms, consumer demand has not returned to prior levels.  Base business net sales were also negatively impacted by net sales of our Ortega products, which decreased $4.8 million, or 4.3%.  A portion of the decrease was attributable to the effects of the product recall we announced in November 2014, which caused an increase in net sales of Ortega in the first three quarters of 2015 due to customers restocking inventory of products affected by the recall, partially offset by $1.2 million of customer refunds related to the recall.  $0.8 million of the decrease was due to a net pricing decrease in the first three quarters of 2016.  We have also been experiencing a challenging competitive environment for our syrup brands, which in the aggregate declined $4.4 million for the first three quarters. The decline was primarily attributable to maple syrup price deflation due to the strength of the U.S. dollar relative to the Canadian dollar, which has resulted in increased competition in the maple syrup category and contractually mandated price reductions with certain of our foodservice customers.

See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first three quarters of 2016 and the first three quarters of 2015 for each of our brands that exceed approximately 2% of our fiscal 2016 or fiscal 2015 net sales and for all other brands in the aggregate.

-  32  -

The following chart sets forth the most significant base business net sales increases and decreases by brand for the first three quarters of 2016:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands	$1.7	2.5%
Las Palmas	1.6	6.2%
Ac'cent	1.0	7.9%
Mama Mary's	0.9	10.2%

TrueNorth	(5.7)	(40.4)%
Ortega	(4.8)	(4.3)%
Maple Grove Farms of Vermont	(3.3)	(5.7)%
New York Style	(1.4)	(5.4)%
Spring Tree	(1.3)	(8.8)%

All other brands	(3.1)	(1.1)%
Base business net sales decrease	$(14.4)	(2.3)%

Gross Profit.  Gross profit increased $140.1 million, or 69.7%, to $341.1 million for the first three quarters of 2016 from $201.0 million for the first three quarters of 2015.    Gross profit expressed as a percentage of net sales increased to 34.9% in the first three quarters of 2016 from 32.2% in the first three quarters of 2015, an increase of 2.7 percentage points.  The increase in gross profit percentage was primarily driven by the acquisition of Green Giant.  Gross profit percentage was also positively impacted by decreased costs for commodities, packaging and distribution for the base business and improved product mix, which was partially offset by the unfavorable impact the decrease in base business sales volume had on cost absorption, a net reduction in base business pricing, and the impact of the write-off of Rickland Orchards inventory in connection with our decision to discontinue the brand.  See Note 5, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of this write-off.  Gross profit percentage, excluding the results of Green Giant,  increased 0.1 percentage points.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $46.6 million, or 67.2%, to $116.0 million for the first three quarters of 2016 from $69.4 million for the first three quarters of 2015, primarily due to the Green Giant acquisition.  Acquisition-related expenses and distribution restructuring expenses increased $7.3 million for the first three quarters. The remaining $39.3 million of the increase was attributable to increases in consumer marketing of $22.0 million, selling expenses of $9.2 million (which includes a $7.0 million increase in brokerage expenses and a $2.2 million increase in salesperson compensation), general and administrative expenses of $4.8 million (primarily related to compensation), and warehousing expenses of $3.3 million.  Expressed as a percentage of net sales, selling, general and administrative expenses increased 0.8 percentage points to 11.9% for the first three quarters of 2016 from 11.1% for the first three quarters of 2015.

Amortization Expense.  Amortization expense increased $1.9 million to $10.0 million for the first three quarters of 2016 from $8.1 million for the first three quarters of 2015 due to the Green Giant and Mama Mary’s acquisitions completed in fiscal 2015.

Impairment of Intangible Assets.  Impairment of intangible assets of $5.4 million for the first three quarters of 2016 includes a $4.5 million loss for the impairment of amortizable trademarks and a $0.9 million loss for the impairment of customer relationship intangibles, both relating to Rickland Orchards, as we discontinued the Rickland Orchards brand because there was not sufficient demand to warrant continued production.  See Note 5, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of the impairment of intangible assets related to Rickland Orchards.

-  33  -

Operating Income.  As a result of the foregoing, operating income increased $86.0 million, or 69.6%, to $209.6 million for the first three quarters of 2016 from $123.6 million for the first three quarters of 2015.  Operating income expressed as a percentage of net sales increased to 21.4% in the first three quarters of 2016 from 19.8% in the first three quarters of 2015.

Net Interest Expense.  Net interest expense increased $21.6 million, or 64.0%, to $55.5 million for the first three quarters of 2016 from $33.9 million in the first three quarters of 2015.  The increase was primarily attributable to additional indebtedness outstanding during the first three quarters of 2016 as compared to the first three quarters of 2015 as a result of the Green Giant acquisition.    See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first three quarters of 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. We did not incur a loss on extinguishment of debt for the first three quarters of 2015.  See “—Debt” below.

Other Expense (Income).  Other income for the first three quarters of 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $2.2 million.

Income Tax Expense.  Income tax expense increased $26.0 million to $57.6 million for the first three quarters of 2016 from $31.6 million for the first three quarters of 2015. Our effective tax rate was 37.5% for the first three quarters of 2016 and 35.2% for the first three quarters of 2015.

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

Cash Flows

Net cash provided by operating activities increased $106.1 million to $192.8 million for the first three quarters of 2016 from $86.7 million for the first three quarters of 2015.  The increase in net cash provided by operating activities in the first three quarters of 2016 as compared to the first three quarters of 2015 was primarily due to the Green Giant acquisition, including the favorable impact of an increase in cash provided by working capital and higher net income for the first three quarters of 2016, as compared to the same period in 2015.

Net cash used in investing activities for the first three quarters of 2016 decreased $38.9 million to $24.8 million from $63.7 million for the first three quarters of 2015. The decrease was attributable to the Mama Mary’s acquisition in the third quarter of 2015 partially offset by an increase in capital spending for the first three quarters of 2016, as compared to the same period in 2015. Capital expenditures in the first three quarters of 2016 and 2015 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.

Net cash provided by financing activities for the first three quarters of 2016 increased $46.3 million to $67.9 million from 21.6 million for the first three quarters of 2015. The increase was primarily attributable to differences in the net effects of the issuances of common stock in March and August and prepayments of long-term debt and borrowings under our revolving credit facility in the first three quarters of 2016, as compared to the same period in 2015.  See “—Debt” below.

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

-  34  -

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

For the first three quarters of 2016 and 2015, we had cash flows provided by operating activities of $192.8 million and $86.7 million, respectively, and distributed as dividends of $72.9 million and $56.2 million, respectively. We expect our aggregate dividend payments in fiscal 2016 to be approximately $100.8 million.

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

We financed the Mama Mary's acquisition, completed in July 2015, with cash on hand from the proceeds of a public offering of common stock we completed in May 2015.  We financed the Green Giant acquisition, completed in November 2015, with additional indebtedness, and we repaid a portion of that additional indebtedness with the proceeds of a public offering of common stock we completed in March 2016, as described below.  We expect to finance the pending acquisition of the spices and seasonings business of ACH Foods Companies, which we expect to close in the fourth quarter of 2016, with cash on hand, including the net proceeds of our August 2016 public offering of common stock, and additional revolving loans under our existing credit facility.  The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

Debt

Senior Secured Credit Agreement.    During the first quarter of 2016, we made an optional prepayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans using the proceeds of a common stock offering completed in March 2016.  At October 1, 2016,  $233.6 million of tranche A term loans, $640.1 million of tranche B term loans were outstanding under our credit agreement. There were no revolving loans outstanding under the credit agreement at October 1, 2016.  The

-  35  -

credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property. At October 1, 2016, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $498.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on June 5, 2019.

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

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At October 1, 2016, the tranche A term loan interest rate was approximately 2.53%. There were no outstanding borrowings under the revolving credit facility at October 1, 2016.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%. At October 1, 2016, the tranche B term loan interest rate was approximately 3.84%.

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

Future Capital Needs

On October 1, 2016, our total long-term debt of $1,548.5 million, net of our cash and cash equivalents of $240.6 million, was $1,307.9 million.  Stockholders’ equity as of that date was $804.8 million.

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

We expect to make capital expenditures of approximately $35.0 million in the aggregate during fiscal 2016, $24.8 million of which were made during the first three quarters of 2016.

-  36  -

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

Off-balance Sheet Arrangements

As of October 1, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first three quarters of 2016, except for the optional prepayment of a portion of our tranche A term loans and tranche B term loans, see “—Debt” above, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2015 Annual Report on Form 10-K.

Forward-Looking Statements

This report includes forward-looking statements, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements.  We believe important factors that could cause actual results to differ materially from our expectations include the following:

-  37  -

•	our substantial leverage;
•	the effects of rising costs for our raw materials, packaging and ingredients;
•	crude oil prices and their impact on distribution, packaging and energy costs;
•	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
•	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
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

-  38  -

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At October 1, 2016, we had $700.0 million of fixed rate debt and $873.8 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at October 1, 2016, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $8.7 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of October 1, 2016 and January 2, 2016 are as follows (in thousands):

	October 1, 2016				January 2, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		40,000		40,000	(1)
Tranche A term loans due 2019	233,345	(2)	232,762	(1)	273,285	(2)	272,381	(1)
Tranche B term loans due 2022	637,288	(3)	642,068	(1)	746,331	(3)	749,063	(1)
4.625% senior notes due 2021	700,000		719,250	(4)	700,000		691,250	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  At October 1, 2016 and January 2, 2016, the face amounts of the tranche A term loans were $233.6 million and $273.8 million, respectively.

(3)

The carrying values of the tranche B term loans are net of discount.  At October 1, 2016 and January 2, 2016, the face amounts of the tranche B term loans were $640.1 million and $750.0 million, respectively.

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

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first three quarters of 2016, our net sales to customers in foreign countries represented approximately

-  39  -

8.4% of our total net sales.  During the first three quarters of 2015, our net sales to customers in foreign countries represented approximately 3.6% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

101.1

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

-  41  -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2016	B&G FOODS, INC.

	By:	/s/ Thomas P. Crimmins
Thomas P. Crimmins Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

-  42  -