Form 10-K
period 2016-12-31
B&G Foods, Inc.
filed 2017-03-01
CIK 1278027

As filed with the Securities and Exchange Commission on March 1, 2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 001‑32316

B&G FOODS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13‑3918742 (I.R.S. Employer Identification No.)
Four Gatehall Drive, Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)

Registrant’s telephone number, including area code: (973) 401‑6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are affiliates of the registrant) as of July 1, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $2,900,718,177 (based on the $47.32 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of March 1, 2017, the registrant had 66,474,474 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before May 1, 2017 in connection with the registrant’s 2017 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

Item 1.  Business.

Overview

The terms “B&G Foods,” “our,” “we” and “us,” as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended December 29, 2012, December 28, 2013, January 3, 2015, January 2, 2016, and December 31, 2016 as “fiscal 2012,” “fiscal 2013,” “fiscal 2014,” “fiscal 2015” and “fiscal 2016” respectively. Our fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to December 31. Fiscal 2014 contained 53 weeks and fiscal 2016, 2015, 2013 and 2012 each contained 52 weeks.

B&G Foods manufactures, sells and distributes a diverse portfolio of branded, high quality, shelf‑stable and frozen food and household products across the United States, Canada and Puerto Rico. Many of our branded products have leading regional or national market shares. In general, we position our products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with institutional and foodservice sales and private label sales.

B&G Foods, including our subsidiaries and predecessors, has been in business for over 125 years. We were incorporated in Delaware on November 25, 1996 under the name B Companies Holdings Corp. On August 11, 1997, we changed our name to B&G Foods Holdings Corp. On October 14, 2004, B&G Foods, Inc., then our wholly owned subsidiary, was merged with and into us and we were renamed B&G Foods, Inc.

Our company has been built upon a successful track record of both organic and acquisition‑related growth. Our goal is to continue to increase sales, profitability and cash flows through organic growth, disciplined acquisitions of complementary branded businesses and new product development. Since 1996, we have successfully acquired and integrated more than 45 brands into our company.

The table below includes some of the acquisitions we have completed in recent years:

Date	Significant Event
October 2012	Acquisition of the New York Style, Devonsheer, JJ Flats and Old London brands from Chipita America, Inc., referred to as the “New York Style acquisition” in the remainder of this document.
May 2013	Acquisition of the TrueNorth brand from DeMet’s Candy Company, referred to as the “TrueNorth acquisition” in the remainder of this document.
July 2013

Acquisition of Pirate Brands, LLC, including the Pirate’s Booty,  Smart Puffs and Original Tings brands from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals, referred to as the “Pirate Brands acquisition” in the remainder of this document.

October 2013	Acquisition of Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC, referred to as the “Rickland Orchards acquisition” in the remainder of this document.
April 2014

Acquisition of Specialty Brands of America, Inc. and related entities, including the Bear Creek Country Kitchens,  Spring Tree,  Cary’s,  MacDonald’s,  New York Flatbreads and Canoleo brands, from affiliates of American Capital, Ltd., referred to as the “Specialty Brands acquisition” in the remainder of this document.

July 2015

Acquisition of Spartan Foods of America, Inc., and related entities, including the Mama Mary’s brand, from Linsalata Capital Partners and certain other sellers, referred to as the “Mama Mary’s acquisition” in the remainder of this document.

November 2015	Acquisition of the Green Giant and Le Sueur brands from General Mills, Inc., referred to as the “Green Giant acquisition” in the remainder of this document.
November 2016

Acquisition of the spices & seasonings business of ACH Food Companies, Inc., including the Spice Islands,  Tone’s, Durkee and Weber brands, referred to as the “spices & seasonings acquisition” in the remainder of this document.

December 2016	Acquisition of Victoria Fine Foods, LLC, and a related entity, from Huron Capital Partners and certain other sellers, referred to as the “Victoria acquisition” in the remainder of this document.

-  1  -

Products and Markets

The following is a brief description of some of our brands and product lines:

The Green Giant and Le Sueur brands trace their roots to Le Sueur, Minnesota in 1903, and the Minnesota Valley Canning Company. For more than 100 years, fresh and great‑tasting Green Giant and Le Sueur vegetables have been grown and picked at the peak of perfection in the Valley of the Jolly Green Giant. In the remainder of this document, we generally refer to the Green Giant and Le Sueur brands collectively as the “Green Giant brand.”

The Ortega brand has been in existence since 1897; its products span the shelf‑stable Mexican food segment including taco shells, tortillas, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products.

Pirate Brands, which includes Pirate’s Booty,  Smart Puffs and Original Tings, originated in 1987 and offers baked, trans fat free and gluten free snacks.

The Tone’s brand, established in 1873, started as a family business and was responsible for many of the early advancements in the spice industry.  The Tone’s brand sells predominantly in the club channel while also servicing traditional grocery.

The Maple Grove Farms of Vermont brand, which originated in 1915, is one of the leading brands of pure maple syrup sold in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, sugar free syrups, marinades, fruit syrups, confections, pancake mixes and organic products.

The Cream of Wheat brand was introduced in 1893 and is among the leading brands and one of the most trusted and widely recognized brands of hot cereals sold in the United States. Cream of Wheat is available in Original, Whole Grain and Maple Brown Sugar stove top, and also in instant packets of Original and other flavors. We also offer Cream of Rice, a gluten‑free, rice‑based hot cereal.

The Mrs. Dash brand, which was introduced in 1983 as the original brand in salt‑free seasonings, is available in more than a dozen blends. In 2005, the leading brand in salt‑free seasonings introduced 6 salt‑free marinades. Mrs. Dash’s brand essence, “Salt‑Free, Flavor‑Full,” resonates with consumers and underscores the brand’s commitment to provide healthy products that fulfill consumers’ expectations for taste.

The Bear Creek Country Kitchens brand is the leading brand of hearty dry soups in the United States. Bear Creek Country Kitchens also offers a line of savory pasta dishes and hearty rice dishes.

Victoria Fine Foods is a Brooklyn-based business founded in 1929.  The Victoria brand offers a variety of premium pasta and specialty sauces, savory condiments and tasty gourmet spreads.  Using traditional cooking methods, Victoria sauces are slow kettle-cooked in small batches to ensure rich flavor and a homemade taste. Committed to its values of quality, honesty, authenticity and community, Victoria believes that Ingredients Come First.

The Las Palmas brand originated in 1922 and primarily includes authentic Mexican enchilada sauce, chili sauce and various pepper products.

The Mama Mary’s brand was introduced in 1986 and is a leading brand of shelf‑stable pizza crusts. Mama Mary’s also offers pizza sauces and premium gourmet pepperoni slices.

The Polaner brand was introduced in 1880 and is comprised of a broad array of fruit‑based spreads as well as jarred wet spices such as chopped garlic and oregano. Polaner All Fruit is a leading national brand of fruit‑juice sweetened fruit spread. The spreads are available in more than a dozen flavors. Polaner Sugar Free preserves are the second leading brand of sugar free preserves nationally.

-  2  -

The Weber brand of seasonings and other flavor enhancers was introduced in 2006 under a licensing agreement with Weber-Stephen Products LLC, maker of the popular Weber grills.  Under the Weber brand, we offer a wide range of grilling seasoning blends, rubs, marinades, sprays and sauces.

The Spice Islands brand, established in San Francisco in 1941, is a leading premium spices and extracts brand offering a diverse line of high quality products including spices, seasonings, dried herbs, extracts, flavorings and sauce blends.  The brand recently expanded into organic products.

The New York Style brand was created in 1985 and includes Original Bagel Crisps, Pita Chips and Panetini Italian Toast.

The Bloch & Guggenheimer (B&G) brand originated in 1889, and its pickle, pepper and relish products are a leading brand in the New York metropolitan area. This line consists of shelf‑stable pickles, peppers, relishes, olives and other related specialty items.

The Underwood brand’s “Underwood Devil” logo, which was registered in 1870, is believed to be the oldest registered trademark still in use for a prepackaged food product in the United States. Underwood meat spreads, which were introduced in the late 1860s, include deviled ham, white‑meat chicken, roast beef, corned beef and liverwurst.

The Ac’cent brand was introduced in 1947 as a flavor enhancer for meat preparation and is generally used on beef, poultry, fish and vegetables. We believe that Ac’cent is positioned as a unique flavor enhancer that provides food with the “umami” flavor sensation.

The Spring Tree brand originated in 1976 in Brattleboro, Vermont, and consists of pure maple syrup and sugar free syrup.

The B&M brand was introduced in 1927 and is the original brand of brick‑oven baked beans and remains one of the very few authentic baked beans. The B&M line includes a variety of baked beans and brown bread. The B&M brand currently has a leading market share in the New England region.

The Emeril’s brand was introduced in 2000 under a licensing agreement with celebrity chef Emeril Lagasse. We offer a line of pasta sauces, seasonings, cooking stocks, mustards and cooking sprays under the Emeril’s brand name.

The Grandma’s brand of molasses, which was introduced in 1890, is the leading brand of premium‑quality molasses sold in the United States. Grandma’s molasses products are offered in two distinct styles: Grandma’s Original Molasses and Grandma’s Robust Molasses.

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

-  3  -

The Cary’s brand originated in 1904 and is the oldest brand of pure maple syrup in the United States. Cary’s also offers sugar free syrup.

The Static Guard brand, the number one brand name in static elimination sprays, created the anti‑static spray category when it was launched in 1978 to fulfill a previously unmet consumer need. The brand’s ability to consistently deliver on its promise to “instantly eliminate static cling” has resulted in a loyal consumer following.

The Regina brand, which has been in existence since 1949, includes vinegars and cooking wines. Regina products are most commonly used in the preparation of salad dressings as well as in a variety of recipe applications, including sauces, marinades and soups.

The Baker’s Joy brand was introduced in 1982 and is the original brand of no‑stick baking spray with flour. Baker’s Joy’s product proposition has been to “generate a perfect release from the pan every time,” making baking easier, faster and more successful for everyday bakers.

The Sugar Twin brand was developed in 1968 and is a calorie free sugar substitute.

The Wright’s brand was introduced in 1895 and is a seasoning that reproduces the flavor and aroma of pit smoking in meats, chicken and fish. Wright’s is offered in three flavors: Hickory, Mesquite and Applewood.

The Durkee brand was established in 1850 and, like our Tone’s brand, started as a family business and was an early leader in the spice industry.

The Sa‑són brand was introduced in 1947 as a flavor enhancer used primarily for Puerto Rican and Hispanic food preparation. The product is generally used on beef, poultry, fish and vegetables. The brand’s flavor enhancer is offered in four flavors: Original, Coriander and Achiote, Garlic and Onion, and Tomato. We also offer reduced sodium versions of Sa‑són.

The Brer Rabbit brand has been in existence since 1907 and currently offers mild and full‑flavored molasses as well as blackstrap molasses. Mild molasses is designed for table use and full‑flavored molasses is typically used in baking, barbeque sauces and as a breakfast syrup.

The New York Flatbreads brand is a line of thin, crispy, flavorful crispbread that is available in several toppings.

The Vermont Maid brand has been in existence since 1919 and offers maple‑flavored syrups. Vermont Maid syrup is available in regular, sugar‑free and sugar‑free butter varieties.

The Molly McButter brand created the butter‑flavored sprinkles category in 1987. Molly McButter is available in butter and cheese flavors.

The Canoleo brand offers an all‑purpose margarine used for spreading, cooking and baking.

Food Industry

The food industry is one of the United States’ largest industries. Historically, it has been characterized by relatively stable sales growth, based largely on price and population increases, however, in recent years, many traditional center of store grocery brands in the industry have often experienced flat to modestly declining sales. Over the past decade or so, the retail side of the food industry has seen a continuing shift of sales to alternate food outlets such as supercenters, warehouse clubs, organic and “natural” food stores, dollar stores, drug stores and e-tailers. Among other things, this shift has caused consolidation of traditional grocery chains into larger entities, often spanning the country under varying banner names. Consolidation has increased the importance of having a number one or two brand within a category, be that position national or regional. At the same time, this shift has also introduced many alternatives to traditional grocery chains.  A broad sales and distribution infrastructure has also become critical for food companies, allowing them to reach all outlets selling food to consumers and expanding their growth opportunities.

-  4  -

As large food companies with a presence in a variety of branded product categories seek tighter focus within their businesses, they have shed brands or an entire presence in non‑core categories. They have also sold smaller brands to increase focus on the larger brands within their portfolios.

Sales, Marketing and Distribution.

Overview.  We sell, market and distribute our products through a multiple‑channel sales, marketing and distribution system to all major U.S. food channels, including sales and shipments to supermarkets, mass merchants, warehouse clubs, wholesalers, foodservice distributors and direct accounts, specialty food distributors, military commissaries and non‑food outlets such as drug, dollar store chains and e-tailers. Certain of our brands, including Green Giant,  Cream of Wheat,  Ac’cent,  Crock Pot seasoning mixes, Underwood,  Polaner,  Static Guard,  Mrs. Dash,  New York Style,  Sugar Twin and Victoria are also distributed to similar food channels in Canada. We sell, market and distribute our household brand, Static Guard, through the same sales, marketing and distribution system to many of the same customers who buy our food products as well as to other household product retailers and distributors.

We sell our products primarily through broker sales networks to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non‑food outlets and specialty distributors. The broker sales network handles the sale of our products at the retail level.

Sales.  Our sales organization is aligned by distribution channels and consists of regional sales managers, key account managers and sales persons. Regional sales managers sell our products nationwide through national and regional brokers, with separate organizations focusing on foodservice, grocery chain accounts and special markets. Our sales managers coordinate our broker sales efforts, make key account calls with buyers or distributors and supervise broker retail coverage of the products at the store level.

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

Marketing.  Our marketing organization is aligned by brand and is responsible for the strategic planning for each of our brands. We focus on deploying promotional dollars where we believe the spending will have the greatest impact on sales. Marketing and trade spending support, on a national basis, typically consists of advertising trade promotions, coupons and cross‑promotions with supporting products. Radio, internet, social media and limited television advertising supplement this activity.

Distribution.  We distribute our products through a multiple‑channel system that covers every class of customer nationwide. Due to the different demands of distribution for frozen and shelf-stable products, we maintain separate distribution systems.

Our shelf-stable distribution network consists of four primary locations, which are leased by us and are operated for us by a third party logistics provider.  In Canada, Mexico and from time to time in the United States we also use public warehouse and distribution facilities for our shelf-stable products.

Our frozen distribution network consists of six primary locations, which are owned and operated by third party logistics providers.

Warehousing and distribution for our recently acquired spices & seasonings business is currently being managed for us by ACH Food Companies pursuant to a transition services agreement that expires on September 3, 2017. Following the completion of the transition period, we will assume responsibility for warehousing and distribution of the spices & seasonings products.

-  5  -

We believe that our distribution systems for shelf‑stable and frozen products have sufficient capacity to accommodate incremental product volume.  See Item 2, “Properties” for a listing of our owned and leased distribution centers and warehouses.

Customers

Our top ten customers accounted for approximately 56.0% of our net sales and 53.4% of our end of the year receivables for fiscal 2016. Other than Wal‑Mart, which accounted for 24.1% of our fiscal 2016 net sales, no single customer accounted for 10.0% or more of our fiscal 2016 net sales. Other than Wal‑Mart, which accounted for 21.2% of our receivables as of the end of fiscal 2016, no single customer accounted for more than 10.0% of our receivables as of the end of fiscal 2016. During fiscal 2016, 2015 and 2014, our net sales to foreign countries represented approximately 7.1%, 5.2% and 3.6%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada. The increase in net sales to foreign countries in fiscal 2015 and 2016 was primarily attributable to the Green Giant acquisition completed on November 2, 2015.

Seasonality

Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons/weather or certain other annual events. In general, our sales are higher in the first and fourth quarters.

We purchase most of the produce used to make our frozen and shelf‑stable canned vegetables, pickles, relishes, peppers, tomatoes and other related specialty items during the months of June through October, and we generally purchase the majority of our maple syrup requirements during the months of April through August. Consequently, our liquidity needs are greatest during these periods.

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

Our products compete not only against other brands in their respective product categories, but also against products in similar or related product categories. For example, our shelf‑stable pickles compete not only with other brands of shelf‑stable pickles, but also with pickle products found in the refrigerated sections of grocery stores, and all our brands compete against private label products to varying degrees.

Raw Materials

We purchase raw materials, including agricultural products, meat, poultry, flour, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. The principal raw materials for our products include corn, peas, broccoli, beans, pepper, garlic and other spices, maple syrup, wheat, corn, nuts, cheese, fruits, beans, tomatoes, peppers, meat, sugar, concentrates, molasses and corn sweeteners. Vegetables for the Green Giant brand are primarily purchased under dedicated acreage supply contracts from a number of growers prior to each growing season with the remaining demand being sourced directly from third parties. We purchase certain other agricultural raw materials in bulk or pursuant to short‑term supply contracts. Most of our agricultural products are purchased between April 1 and October 31. We generally source pepper, garlic and other spices and herbs from locations other than the United States.  We purchase the majority of our maple syrup from Canada. We also use packaging materials, particularly glass jars, cans, cardboard and plastic containers. The profitability of our business relies in substantial part on the prices we and our co‑packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop

-  6  -

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

The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short‑term supply contracts and advance commodities purchase agreements, implementing cost saving measures and raising sales prices. During the past three years, our cost saving measures and sales price increases have substantially offset increases to our raw material, ingredient and packaging costs. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Production

Manufacturing.  We operate ten manufacturing facilities for our products. See Item 2, “Properties” for a listing of our manufacturing facilities.

Co-Packing Arrangements.  In addition to our own manufacturing facilities, we source a significant portion of our products under “co‑packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co‑packing arrangements to ensure the most cost‑effective manufacturing of our products and to utilize company‑owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Baker’s Joy,  Bear Creek Country Kitchens,  Canoleo,  Cream of Rice,  Crock Pot,  Green Giant,  JJ Flats,  Joan of Arc,  Le Sueur,  MacDonald’s,  New York Flatbreads, Pirate Brands, Regina,  Spring Tree,  Static Guard,  Sugar Twin and TrueNorth products and certain B&G,  Cary’s,  Cream of Wheat,  Emeril’s,  Las Palmas and Ortega products under co‑packing agreements or purchase orders. Each of our co‑packers produces products for other companies as well. We believe that there are alternative sources of co‑packing production readily available for the majority of our products, although we may experience short‑term disturbances in our operations if we are required to change our co‑packing arrangements unexpectedly.

Approximately 60% of our Green Giant products are co‑packed for us by third‑party manufacturers located in the United States, Canada, Europe and Peru. We manufacture approximately 25% of the Green Giant products in Irapuato, Mexico at a facility we acquired from General Mills as part of the Green Giant acquisition. The remaining Green Giant products are manufactured for us by General Mills at a General Mills facility located in Belvidere, Illinois pursuant to a two‑year transition co‑packing agreement that expires on November 2, 2017. During this transition period, we are shifting this production to an existing B&G Foods manufacturing facility and one or more co‑packers.

Trademarks and Licensing Agreements

Trademarks.  We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac’cent, B&G, B&G Sandwich Toppers, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Durkee, Emeril’s, Grandma’s, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Original Tings, Ortega, Pirate’s Booty, Polaner, Regina, Sa‑són, Sclafani, Smart Puffs, Spice Islands, Spring Tree, Static Guard, Sugar Twin, Tone’s,  Trappey’s, TrueNorth, Underwood, Vermont Maid,  Victoria,  Weber and Wright’s.

Inbound License Agreements.  From time to time we enter into in‑bound licensing agreements. For example, we sell our Emeril’s brand products pursuant to a license agreement with Sequential Brands Group, Cream of Wheat Cinnabon®, a co‑branded product, pursuant to a licensing agreement with Cinnabon, Inc., Crock Pot® Seasoning Mixes

-  7  -

pursuant to a licensing agreement with Sunbeam Products, Inc. dba Jarden Consumer Solutions, Weber seasonings and other flavor enhancers pursuant to a licensing agreement with Weber-Stephen Products LLC and French’s® seasoning mixes pursuant to a licensing agreement with French’s Food Company LLC. In addition, from time to time, our Pirate Brands products, Cream of Wheat products and products of certain other of our brands license from third parties, a variety of trademarks, including various Disney, Marvel and Nickelodeon characters.

Outbound License Agreements.  We also enter from time to time enter into outbound license agreements for our trademarks and other intellectual property. For example, the Green Giant trademark is licensed to third parties for use in connection with their sale of fresh produce in the United States and Europe. We also license the Green Giant name and related intellectual property to General Mills for use with its sale of frozen and shelf stable products in Europe, Asia and in various other locations outside of the United States and Canada.

Employees and Labor Relations

As of December 31, 2016, our workforce consisted of 2,590 employees. Of that total, 2,346 employees were engaged in manufacturing, 133 were engaged in marketing and sales, 63 were engaged in warehouse and distribution and 48 were engaged in administration. Approximately 60% of our employees, located at five facilities in the United States and one facility in Mexico, are covered by collective bargaining agreements. The agreements covering employees at the five facilities in the United States, which vary in term depending on the location, expire on April 29, 2017 (Portland, Maine; Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL‑CIO, Local No. 334), December 31, 2019 (Brooklyn, NY; United Food and Commercial Workers, Local No. 342), March 31, 2020 (Roseland, New Jersey; International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863), April 5, 2020 (Ankeny, Iowa; International Brotherhood of Teamsters, Local No. 238) and March 27, 2021 (Stoughton, Wisconsin; Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695). There are two unions representing employees at our facility in Mexico, (1) the Industrial Union of Stevedore Workers, Cargo Transport Operators and Similar from the Mexican Republic and (2) the Union of Agriculture Workers at the Service of the Region, and our collective bargaining agreements with these two unions do not expire, however, certain terms of the agreements must be reviewed periodically. The collective bargaining agreement covering our Portland facility, which covers approximately 80 employees, is the only collective bargaining agreement expiring in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Portland facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

Government Regulation

As a manufacturer and marketer of food and household products, our operations are subject to extensive regulation by the United States Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission (CPSC), the United States Department of Labor, the Environmental Protection Agency and various other federal, state, local and foreign authorities (including government authorities in Canada and Mexico) regarding the manufacturing, processing, packaging, storage, labeling, sale and distribution of our products and the health and safety of our employees. Our manufacturing facilities and products are subject to periodic inspection by federal, state, local and foreign authorities. In addition, our meat processing operation in Portland, Maine is subject to daily inspection by the USDA.

We are subject to the Food, Drug and Cosmetic Act and the Food Safety Modernization Act and the regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. We are also subject to the U.S. Bio‑Terrorism Act of 2002 which imposes on us import and export regulations. Under the Bio‑Terrorism Act we are required, among other things, to provide specific information about the food products we ship into the United States and to register our manufacturing, warehouse and distribution facilities with the FDA.

We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, there can be no assurance that we

-  8  -

are in full compliance with all such laws and regulations or that we will be able to comply with any future laws and regulations in a cost‑effective manner. Failure by us to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, all of which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

We make available, free of charge, through the investor relations section of our web site, our reports on Forms 10‑K, 10‑Q and 8‑K, and amendments to those reports, filed with or furnished to the SEC as soon as reasonably practicable after they are filed or furnished to the SEC. The address for the investor relations section of our web site is http://ir.bgfoods.com.

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

-  9  -

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

Our largest customer, Wal‑Mart, accounted for 24.1% of our fiscal 2016 net sales, and our ten largest customers together accounted for approximately 56.0% of our fiscal 2016 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We purchase agricultural products, including vegetables and spices and seasonings, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short‑term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices. During the past three years, our cost saving measures and sales price increases substantially offset increases to our raw material, ingredient and packaging costs. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

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

-  10  -

We may have difficulties integrating acquisitions or identifying new acquisitions.

A major part of our strategy is to grow through acquisition. We completed the spices & seasonings acquisition and the Victoria acquisition in November 2016 and December 2016, respectively, and we expect to pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater than anticipated amount of trade, promotional and capital spending. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We may be faced with a disruption in sales of certain of our Green Giant products if we are unable to timely complete a capital project to move production of those products from a General Mills manufacturing facility to one of our manufacturing facilities or a co‑packer.

Approximately 10% of our Green Giant products are manufactured for us by General Mills utilizing equipment we acquired as part of the Green Giant acquisition and currently located in a General Mills facility in Belvidere, Illinois, pursuant to a two‑year transition co‑packing agreement that expires on November 2, 2017. During fiscal 2016, we initiated a capital project to relocate the acquired Belvidere manufacturing equipment to an existing B&G Foods manufacturing facility and one or more co‑packers. We anticipate that the project will be completed in fiscal 2017; however, if there are any unanticipated delays in the completion of the capital project and our existing inventories of those Green Giant products at the end of the transition period are insufficient to meet customer demand, we may face a material disruption in sales that could have a material adverse effect on our financial condition, results of operations and liquidity.

We have substantial indebtedness, which could restrict our ability to pay dividends and impact our financing options and liquidity position.

At December 31, 2016, we had total long‑term indebtedness of $1,749.8 million (before debt discount), including $1,049.8 million principal amount of senior secured indebtedness and $700.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indenture governing our senior notes (which we refer to as the senior notes indenture) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

-  11  -

•	we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

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

-  12  -

Our ability to continue to expand our business is, to a certain extent, dependent upon our ability to borrow funds under our credit agreement and to obtain other third‑party financing, including through the issuance and sale of additional debt or equity securities.

Financial market conditions may impede our access to, or increase the cost of, financing for acquisitions.

Any future financial market disruptions or tightening of the credit markets, may make it more difficult for us to obtain financing for acquisitions or increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long‑term debt ratings assigned by independent rating agencies that are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing.

Future disruptions in the credit markets or other factors, could impair our ability to refinance our debt upon terms acceptable to us or at all.

Our $500.0 million revolving credit facility and our $233.6 million of tranche A term loan borrowings mature on June 5, 2019, our $640.1million of tranche B term loan borrowings mature on November 2, 2022 and our $700.0 million of senior notes mature on June 1, 2021. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

We rely on co‑packers for a significant portion of our manufacturing needs, and the inability to enter into additional or future co‑packing agreements may result in our failure to meet customer demand.

We rely upon co‑packers for a significant portion of our manufacturing needs. The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe that there are a limited number of competent, high‑quality co‑packers in the industry, and if we were required to obtain additional or alternative co‑packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory co‑packing agreements could limit our ability to implement our business plan or meet customer demand.

-  13  -

We rely on the performance of major retailers, wholesalers, specialty distributors and mass merchants for the success of our business, and should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.

We sell our products principally to retail outlets and wholesale distributors including, traditional supermarkets, mass merchants, warehouse clubs, wholesalers, foodservice distributors and direct accounts, specialty food distributors, military commissaries and non‑food outlets such as drug store chains, dollar stores and e-tailers. The replacement by or poor performance of our major wholesalers, retailers or chains or our inability to collect accounts receivable from our customers could materially and adversely affect our results of operations and financial condition. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support.  It is also possible that our customers may replace our branded products with private label products.

We may be unable to anticipate changes in consumer preferences and consumer demographics, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate and offer products that appeal to the changing tastes, dietary habits and product packaging preferences of consumers in the market categories in which we compete. If we are not able to anticipate, identify or develop and market products that respond to these changes in consumer preferences, whether resulting from changing consumer demographics or otherwise, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs related to developing and marketing new products or expanding our existing product lines in reaction to what we perceive to be increased consumer preference or demand. Such development or marketing may not result in the volume of sales or profitability anticipated.

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

The increasing concern over climate change also may result in more regional, federal, foreign and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy and resource efficiency, we may experience significant increases in our manufacturing and distribution costs. In particular, increasing regulation of fuel emissions could substantially increase the supply chain and distribution costs associated with our products. As a result, climate change or increased concern over climate change could negatively affect our business and operations.

-  14  -

Most of our products are sourced from single manufacturing sites, which means disruptions in our or our co‑packers operations for any number of reasons could have a material adverse effect on our business.

Our products are manufactured at many different manufacturing facilities, including our ten manufacturing facilities and manufacturing facilities operated by our co‑packers. However, in most cases, individual products are produced only at a single location. If any of these manufacturing locations experiences a disruption for any reason, including a work stoppage, power failure, fire, or weather related condition or natural disaster, etc., this could result in a significant reduction or elimination of the availability of some of our products. If we were not able to obtain alternate production capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Our operations are subject to numerous laws and governmental regulations, exposing us to potential claims and compliance costs that could adversely affect our business.

Our operations are subject to extensive regulation by the FDA, the USDA, the FTC, the CPSC, the United States Department of Labor, the Environmental Protection Agency and various other federal, state, local and foreign authorities. We are also subject to U.S. laws affecting operations outside of the United States, including anti‑bribery laws such as the Foreign Corrupt Practices Act (FCPA). Any changes in these laws and regulations, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted could increase the cost of developing, manufacturing and distributing our products or otherwise increase the cost of conducting our business, or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. In addition, failure by us to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. See Item 1, “Business—Government Regulation” and “—Environmental Matters.”

Failure by third‑party co‑packers or suppliers of raw materials to comply with food safety, environmental or other regulations may disrupt our supply of certain products and adversely affect our business.

We rely on co‑packers to produce certain of our products and on other suppliers to supply raw materials. Such co‑packers and other suppliers, whether in the United States or outside the United States, are subject to a number of regulations, including food safety and environmental regulations. Failure by any of our co‑packers or other suppliers to comply with regulations, or allegations of compliance failure, may disrupt their operations. Disruption of the operations of a co‑packer or other suppliers could disrupt our supply of product or raw materials, which could have an adverse effect on our business, consolidated financial condition, results of operations or liquidity. Additionally, actions we may take to mitigate the impact of any such disruption or potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect our business, consolidated financial condition, results of operations or liquidity.

A recall of our products could have a material adverse effect on our business. In addition, we may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from mislabeling, tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents or residues introduced during the growing, manufacturing, storage, handling or transportation phases of production. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health‑related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered

-  15  -

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

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters or other aspects of our business. Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

Our relationships with foreign suppliers and co‑packers as well as our manufacturing location in Irapuato, Mexico also subject us to the risks of doing business outside the United States. The countries from which we source our raw materials and certain of our finished goods may be subject to political and economic instability, and may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject, including restrictions on the transfer of funds to and from foreign countries or the nationalization of operations. Our products are subject to import duties and other restrictions, and the U.S. government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject, including restrictions on the transfer of funds to and from foreign countries.

In particular, if the United States takes action to withdraw from or materially modify the North American Free Trade Agreement (NAFTA) or certain other international trade agreements, or establish a “border tax,” our business, financial condition and results of operations could be materially and adversely affected.

In addition, changes in respective wage rates among the countries from which we and our competitors source product could substantially impact our competitive position. Changes in exchange rates, import/export duties or relative

-  16  -

international wage rates applicable to us or our competitors could adversely impact our business, financial condition and results of operations. These changes may impact us in a different manner than our competitors.

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Canadian dollar and the Mexican peso. For example, our foreign sales are primarily to customers in Canada. Net sales in Canada accounted for 7.1% of our total net sales in 2016.  Although our sales for export to other countries are generally denominated in U.S. dollars, our sales to Canada are generally denominated in Canadian dollars. As a result, our net sales to Canada are subject to the effect of foreign currency fluctuations, and these fluctuations could have an adverse impact on operating results. From time to time, we may enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

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

We maintain four defined benefit pension plans that cover approximately one third of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long‑term interests rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10‑K.

We also participate in a multiemployer pension plan maintained by the labor union representing certain of our employees at our Portland, Maine facility. We make periodic contributions to this plan pursuant to the terms of a collective bargaining agreement. In the event that we withdraw from participation in this plan or substantially reduce our participation in this plan (such as due to a workforce reduction), applicable law could require us to make withdrawal liability payments to the plan, and we would have to reflect that liability on our balance sheet. The amount of our withdrawal liability would depend on the extent of this plan’s funding of vested benefits at the time of our withdrawal. Furthermore, our withdrawal liability could increase as the number of employers participating in this plan decreases.

For a more detailed description of this multiemployer plan, see Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10‑K.

An obligation to make additional, unanticipated contributions to our defined benefit plans or the multiemployer plan described above could reduce the cash available for working capital and other corporate uses, and may have a material adverse effect on our business, consolidated financial position, results of operations and liquidity.

Our financial well‑being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements, shifts in union policy or labor disruptions in the food industry.

As of December 31, 2016, approximately 60% of our 2,590 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work

-  17  -

disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. We are currently in negotiations for a new collective bargaining agreement to replace the existing collective bargaining agreement for our Portland, Maine manufacturing facility, which covers approximately 80 employees, that is scheduled to expire on April 29, 2017. However, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Portland facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If prior to the expiration of the collective bargaining agreement for the Portland facility or prior to the expiration of any of our other existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

In addition, if we are unable to prevent physical and electronic break‑ins, cyber‑attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees. The mishandling or inappropriate disclosure of non‑public sensitive or protected information could lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a negative impact on our reputation, business, financial condition and results of operations.

We may experience difficulties fully implementing our new enterprise resource planning system.

We are implementing a new enterprise resource planning (ERP) system. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. We  may not be able to complete successfully the full implementation of the ERP systems without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to produce products, process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, effectively integrate the spices & seasonings business into our infrastructure prior to the expiration of the transition services agreement,  or otherwise operate our business.  It is also possible that the migration to a new ERP system could adversely affect our internal controls over financial reporting.

If we are unable to retain our key management personnel, our growth and future success may be impaired and our results of operations could suffer as a result.

Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. As a result, departure by members of our senior management could have a material adverse effect on our business and results of operations. In addition, we do not maintain key‑man life insurance on any of our executive officers.

-  18  -

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

We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $1,288.0  million between 2017 and 2031. The expected annual deductions are approximately $118.8 million for fiscal 2017, approximately $116.1 million for fiscal 2018, approximately $111.8 million for fiscal 2019, approximately $110.2 million for fiscal 2020, approximately $107.3 million for fiscal 2021, approximately $96.3 million for fiscal 2022, approximately $94.1 million per year for fiscal 2023 through 2024, approximately $93.9 million for fiscal 2025, approximately $90.2 million for fiscal 2026, approximately $70.6 million for fiscal 2027, approximately $62.8 million for fiscal 2028, approximately $55.6 million for fiscal 2029, approximately $49.5 million for fiscal 2030, and approximately $16.7 million for fiscal 2031. If there is a change in U.S. federal tax policy that reduces any of these available deductions, eliminates or reduces the interest deduction we receive on our substantial indebtedness, or otherwise results in an increase in our corporate tax rate, our cash taxes payable would increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.

A change in the assumptions used to value our goodwill or our unamortizable intangible assets could negatively affect our consolidated results of operations and net worth.

Our total assets include substantial goodwill and unamortizable intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or unamortizable intangibles might be impaired. The annual goodwill impairment test involves a two‑step process. The first step of the impairment test involves comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference. We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators. Estimating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2016, 2015 and 2014 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, an interim impairment analysis relating to one of our brands performed during fiscal 2014, resulted in our company recording non‑cash impairment charges to amortizable trademarks and customer relationship intangibles for the brand of $26.9 million and $7.3 million, respectively, during fiscal 2014, which is recorded in “Impairment of intangible assets” on the accompanying consolidated statement of operations for fiscal 2014.  During the second quarter of 2016, we discontinued that brand because there was not sufficient demand to warrant continued production.  Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $4.5 million and $0.9 million, respectively, which are recorded in “Impairment of intangible assets” on the accompanying consolidated statement of operations for fiscal 2016.  If operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non‑cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or unamortizable intangible assets are impaired, although a non‑cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

-  19  -

Any future financial market disruptions or tightening of the credit markets could expose us to additional credit risks from customers and supply risks from suppliers and co‑packers.

Any future financial market disruptions or tightening of the credit markets could result in some of our customers experiencing a significant decline in profits and/or reduced liquidity. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. A significant adverse change in the financial and/or credit position of a supplier or co‑packer could result in an interruption of supply. This could have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

-  20  -

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

Item 1B.  Unresolved Staff Comments.

None.

-  21  -

Item 2.  Properties.

Our corporate headquarters are located at Four Gatehall Drive, Parsippany, NJ 07054. Our manufacturing facilities are generally located near major customer markets and raw materials. Of our ten manufacturing facilities, eight are owned and two are leased. Management believes that our manufacturing facilities have sufficient capacity to accommodate our planned growth. Listed below are our manufacturing facilities and the principal warehouses, distribution centers and offices that we own or lease.

Facility Location	Owned/Leased	Description
Irapuato, Mexico	Owned	Manufacturing/Warehouse
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Ankeny, Iowa	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Owned	Manufacturing/Warehouse
St. Evariste, Québec	Owned	Storage Facility
Parsippany, New Jersey	Leased	Corporate Headquarters
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Brooklyn, New York	Leased	Manufacturing/Warehouse
Lebanon, Tennessee	Leased	Distribution Center
Houston, Texas	Leased	Distribution Center
Easton, Pennsylvania	Leased	Distribution Center
Joliet, Illinois	Leased	Distribution Center
Le Sueur, Minnesota	Owned	Research Center
Mississauga, Ontario	Leased	Canadian Headquarters
Bentonville, Arkansas	Leased	Sales Office

Item 3.  Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K is incorporated herein by reference.

Item 4.  Mine Safety Disclosures.

Not applicable.

-  22  -

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock are traded on the New York Stock Exchange under the symbol “BGS” and have been so traded since May 23, 2007. The following table sets forth the high and low sales prices of shares of our common stock for each of the quarterly periods indicated.

	High	Low
Fiscal 2016
Fourth Quarter	$49.15	$39.10
Third Quarter	$52.84	$44.55
Second Quarter	$48.44	$31.81
First Quarter	$40.50	$33.18
Fiscal 2015
Fourth Quarter	$38.25	$34.00
Third Quarter	$37.78	$28.12
Second Quarter	$32.67	$28.37
First Quarter	$31.68	$27.41

Holders

According to the records of our transfer agent, we had 53 holders of record of our common stock as of February 24, 2017, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

-  23  -

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company’s common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from December 31, 2011 to December 31, 2016, assuming the investment of $100 on December 31, 2011 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return

Among B&G Foods, Inc. Common Stock, the Russell 2000 Index

and the S&P Packaged Foods & Meats Index

	12/31/2011*	12/29/2012	12/28/2013	1/3/2015	1/2/2016	12/31/2016
B&G Foods, Inc. (NYSE: BGS)	$100.00	119.43	152.35	139.42	171.62	223.45
Russell 2000 Index	$100.00	116.35	161.52	169.43	161.95	196.45
S&P Packaged Foods & Meats Index	$100.00	110.39	144.44	161.07	189.07	206.34

*$100 invested on December 31, 2011 in B&G Foods’ common stock or index, including reinvestment of dividends. Indexes calculated on month‑end basis.

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

For fiscal 2016 and fiscal 2015, we had cash flows from operating activities of $289.7 million and $128.5 million, respectively, and distributed $100.8 million and $76.5 as dividends, respectively. At our current dividend rate of $1.86 per share per annum, we expect our aggregate dividend payments in 2017 to be approximately $123.6 million.

-  24  -

The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2016 and 2015:

	Fiscal 2016	Fiscal 2015
Fourth Quarter	$0.465	$0.350
Third Quarter	$0.420	$0.350
Second Quarter	$0.420	$0.340
First Quarter	$0.420	$0.340

Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder’s adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro‑forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2016 and fiscal 2015, 34.6% and 37.7%, respectively, of distributions paid on common stock will be treated as a return of capital and 65.4% and 62.3%, respectively, will be treated as a taxable dividend paid from earnings and profits.

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

Excess cash is defined in our senior notes indenture and under the terms of our credit agreement. Excess cash is calculated as “consolidated cash flow,” as defined in the indenture and under the terms of our credit agreement (which, in each case, allows for certain adjustments and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, excess tax benefit from issuance of LTIA shares, certain repayment of indebtedness and the cash portion of restructuring charges.

-  25  -

In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indenture. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

•

a “consolidated interest coverage ratio” (defined as the ratio of our adjusted EBITDA for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.0; and

•

a “consolidated leverage ratio” (defined as the ratio of our consolidated total debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) of not more than 6.75 to 1.00 for the first quarter of 2016 through the fourth quarter of 2016 and 6.50 to 1.00 for the first quarter of 2017 and thereafter.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities in fiscal 2016.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2016.

-  26  -

Item 6.  Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the fiscal years ended December 31, 2016 (fiscal 2016), January 2, 2016 (fiscal 2015), January 3, 2015 (fiscal 2014), December 28, 2013 (fiscal 2013) and December 29, 2012 (fiscal 2012) have been derived from our audited consolidated financial statements.

	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data(1):
Net sales(2)	$1,391,257	$966,358	$848,017	$724,973	$633,812
Cost of goods sold(3)	943,295	676,794	600,246	482,050	410,469
Gross profit	447,962	289,564	247,771	242,923	223,343
Selling, general and administrative expenses(4)	174,759	105,939	93,033	79,043	66,212
Amortization expense(5)	13,803	11,255	12,692	9,884	8,126
Impairment of intangible assets(6)	5,405	—	34,154	—	—
Gain on change in fair value of contingent consideration(7)	—	—	(8,206)	—	—
Operating income	253,995	172,370	116,098	153,996	149,005
Interest expense, net	74,456	51,131	46,573	41,813	47,660
Loss on extinguishment of debt(8)	2,836	—	5,748	31,291	10,431
Other income(9)	(363)	—	—	—	—
Income before income tax expense	177,066	121,239	63,777	80,892	90,914
Income tax expense	67,641	52,149	22,821	28,549	31,654
Net income	$109,425	$69,090	$40,956	$52,343	$59,260
Earnings per share data:
Weighted average basic common shares outstanding	63,203	56,585	53,658	52,998	49,239
Weighted average diluted common shares outstanding	63,420	56,656	53,747	53,182	49,557
Cash dividends declared per common share	$1.73	$1.38	$1.36	$1.23	$1.1
Basic earnings per common share	$1.73	$1.22	$0.76	$0.99	$1.2
Diluted earnings per common share	$1.73	$1.22	$0.76	$0.98	$1.2
Other Financial Data(1):
Net cash provided by operating activities	$289,661	$128,479	$99,126	$114,910	$100,528
Capital expenditures	(42,418)	(18,574)	(19,025)	(14,649)	(10,637)
Cash payments for acquisition of businesses	(438,787)	(873,811)	(154,277)	(247,281)	(62,667)
Net cash provided by (used in) financing activities	216,005	767,444	71,619	131,828	(24,744)
EBITDA(10)	$291,624	$201,023	$143,532	$178,073	$167,858
Ratio of earnings to fixed charges(11)	3.3x	3.3x	2.3x	2.8x	2.8x
Senior debt / EBITDA(12)	6.0x	8.8x	7.2x	4.9x	3.8x
Total debt / EBITDA	6.0x	8.8x	7.1x	4.9x	3.8x
EBITDA / cash interest expense(13)	4.2x	4.3x	3.4x	4.8x	3.9x
Consolidated Balance Sheet Data (at end of period)(1):
Cash and cash equivalents	$28,833	$5,246	$1,490	$4,107	$19,219
Total assets	3,043,505	2,571,715	1,649,353	1,484,343	1,191,968
Total debt	1,746,769	1,759,616	1,025,857	870,885	637,689
Total stockholders’ equity	$785,657	$457,685	$337,995	$378,363	$361,175

(1)

We completed the Victoria acquisition from Huron Capital Partners and certain other sellers on December 2, 2016. We completed the spices & seasonings acquisition from ACH Food Companies, Inc. on November 21, 2016. We completed the Green Giant acquisition from General Mills, Inc., on November 2, 2015. We completed the Mama Mary’s acquisition from Linsalata Capital Partners and certain other sellers on July 10, 2015. We completed the Specialty Brands acquisition from affiliates of American Capital, Ltd., and certain individual sellers, on April 23, 2014. We completed the Rickland Orchards acquisition from Natural Instincts LLC on October 7, 2013. We completed the Pirate Brands acquisition from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals, on July 8, 2013. We completed the TrueNorth acquisition from DeMet’s Candy Company on May 6, 2013. We completed the New York Style acquisition from Chipita America on October 31, 2012. Each of these acquisitions has been accounted for using the acquisition method of accounting

-  27  -

and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.
(2)

Fiscal 2016, 2015, 2013 and 2012 each contained 52 weeks and fiscal 2014 contained 53 weeks. Net sales for fiscal 2015 and fiscal 2014 were negatively impacted by $1.2 million and $4.1 million, respectively, of customer refunds, net of insurance recoveries, related to our November 2014 voluntary recall of certain Ortega and Las Palmas products.

(3)

Cost of goods sold for fiscal 2016 includes $5.4 million of amortization of acquisition-related inventory fair value step-up (for certain spices & seasonings business inventory acquired and sold during the period and certain Green Giant inventory sold during the period) and a $0.8 million loss on disposal of inventory related to the impairment of Rickland Orchards.  Fiscal 2015 includes $6.1 million of amortization of acquisition‑related inventory fair value step‑up (for certain Green Giant inventory acquired and sold during the period) and $0.5 million of charges, net of insurance recoveries, related to the Ortega and Las Palmas recall. Fiscal 2014 includes $8.2 million of inventory write‑off and other cost of goods sold charges, net of insurance recoveries, related to the Ortega and Las Palmas recall and a $4.5 million loss on disposal of inventory related to the impairment of Rickland Orchards.

(4)

Selling, general and administrative expenses for fiscal 2016 include $17.5 million of acquisition‑related expenses for the Victoria, spices & seasonings, Green Giant and Mama Mary’s acquisitions and $1.3 million of distribution restructuring expenses.  Selling, general and administrative expenses for fiscal 2015 include $6.1 million of acquisition‑related expenses for the Green Giant and Mama Mary’s acquisitions, $2.7 million of distribution restructuring expenses and $0.2 million of administrative expenses, net of insurance recoveries, related to the Ortega and Las Palmas recall. Selling, general and administrative expenses for fiscal 2014 include $7.3 million of acquisition‑related expenses for the Specialty Brands, Rickland Orchards and Pirate Brands acquisitions and $0.5 million of administrative expenses, net of insurance recoveries, related to the Ortega and Las Palmas recall. Selling, general and administrative expenses for fiscal 2013 include $5.9 million of acquisition‑related expenses for the Rickland Orchards,  TrueNorth and Pirate Brands acquisitions partially offset by a gain of $1.5 million relating to a legal settlement. Selling, general and administrative expenses for fiscal 2012 include $1.2 million of acquisition‑related expenses for the New York Style acquisition.

(5)

Amortization expense includes the amortization of customer relationships, amortizable trademarks and other intangible assets acquired in the Victoria, spices & seasonings, Green Giant,  Mama Mary’s, Specialty Brands, Rickland Orchards, Pirate Brands, TrueNorth,  New York Style and prior acquisitions.

(6)

Impairment of intangible assets for fiscal 2016 includes a $4.5 million loss for the impairment of amortizable trademarks and a $0.9 million loss for the impairment of customer relationship intangibles, both relating to Rickland Orchards.  Impairment of intangible assets for fiscal 2014 includes a $26.8 million loss for the impairment of amortizable trademarks and a $7.4 million loss for the impairment of customer relationship intangibles, both relating to Rickland Orchards.

(7)

In addition to the base purchase price consideration paid at closing, the acquisition agreement for Rickland Orchards requires that we pay additional purchase price earn‑out consideration contingent upon the achievement of revenue growth targets for fiscal 2014, 2015 and 2016. At the time of acquisition, we established the fair value of the contingent consideration using revenue growth targets meant to achieve operating results in excess of base purchase price acquisition model assumptions. As required, at June 28, 2014 we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and revised forecasted operating results for the remainder of fiscal 2014, 2015 and 2016, and reduced the probability of achievement and the fair value of the contingent consideration to zero. This resulted in a non‑cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in fiscal 2014.

(8)

Fiscal 2016 loss on extinguishment of debt includes the write-off of deferred debt financing costs of $2.2 million and the write-off of unamortized discount of $0.6 million in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. Fiscal 2014 loss on extinguishment of debt includes the write‑off of deferred debt financing costs of $5.4 million and the write‑off of unamortized discount of $0.3 million in connection with the termination of

-  28  -

our prior credit agreement and the repayment of all outstanding obligations thereunder. Fiscal 2013 loss on extinguishment of debt includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write‑off of deferred debt financing costs of $8.3 million and the write‑off of unamortized discount of $2.8 million. Fiscal 2012 loss on extinguishment of debt includes costs relating to our partial redemption of $101.5 million aggregate principal amount of 7.625% senior notes, including the repurchase premium and other expenses of $7.7 million, the write‑off of deferred debt financing costs of $1.5 million and the write‑off of unamortized discount of $0.5 million. Loss on extinguishment during fiscal 2012 also includes costs related to the amendment and restatement of our credit agreement, including the write‑off of deferred debt financing costs of $0.4 million, unamortized discount of $0.1 million and other expenses of $0.2 million.

(9)	Other income for fiscal 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.4 million.
(10)

EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. A non‑GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt (see (8) above). We define adjusted EBITDA as EBITDA adjusted for cash and non‑cash acquisition‑related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses and amortization of acquired inventory fair value step‑up); intangible asset impairment charges and related asset write‑offs; gains or losses related to changes in the fair value of contingent liabilities from earn‑outs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition‑related expenses, gains and losses, non‑cash intangible asset impairment charges and related asset write‑offs, gains or losses related to changes in the fair value of contingent liabilities from earn‑outs, loss on product recalls and distribution restructuring expenses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be an alternative to operating income or net income or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition‑related expenses, gains and losses and income taxes, intangible asset impairment charges and related asset write‑offs, gains or losses related to changes in the fair value of contingent liabilities from earn‑outs , loss on product recalls and distribution restructuring expenses. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other

-  29  -

companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2016, 2015, 2014, 2013 and 2012 along with the components of EBITDA and adjusted EBITDA follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(In thousands)
Net income	$109,425	$69,090	$40,956	$52,343	$59,260
Income tax expense	67,641	52,149	22,821	28,549	31,654
Interest expense, net	74,456	51,131	46,573	41,813	47,660
Depreciation and amortization	37,266	28,653	27,434	24,077	18,853
Loss on extinguishment of debt(A)	2,836	—	5,748	31,291	10,431
EBITDA	291,624	201,023	143,532	178,073	167,858
Acquisition-related expenses	17,523	6,118	7,315	5,932	1,159
Amortization of acquisition-related inventory step-up(B)	5,424	6,127	—	—	—
Impairment of intangible assets(C)	5,405	—	34,154	—	—
Loss on disposal of inventory(D)	791	—	4,535	—	—
Loss on product recall, net of insurance recoveries(E)	—	1,868	12,798	—	—
Distribution restructuring expenses(F)	1,273	2,665	—	—	—
Gain on change in fair value of contingent consideration(G)	—	—	(8,206)	—	—
Adjusted EBITDA	322,040	217,801	194,128	184,005	169,017
Income tax expense	(67,641)	(52,149)	(22,821)	(28,549)	(31,654)
Interest expense, net	(74,456)	(51,131)	(46,573)	(41,813)	(47,660)
Acquisition-related expenses	(17,523)	(6,118)	(7,315)	(5,932)	(1,159)
Loss on product recall, net of insurance recoveries	—	(1,868)	(12,798)	—	—
Distribution restructuring expenses	(1,273)	(2,665)	—	—	—
Write-off of property, plant and equipment(H)	337	(107)	—	—	—
Deferred income taxes	56,190	29,152	13,855	20,800	15,295
Amortization of deferred financing costs and bond discount	5,426	3,900	3,790	4,400	5,028
Amortization of acquisition-related inventory step-up	(5,424)	(6,127)	—	—	—
Share-based compensation expense	5,798	5,817	2,235	3,935	3,777
Excess tax benefits from share-based compensation	(343)	(539)	(2,356)	(4,192)	(8,031)
Acquisition-related contingent consideration expense, including interest accretion	—	—	432	208	—
Changes in assets and liabilities, net of effects of business combinations	66,530	(7,487)	(23,451)	(17,952)	(4,085)
Net cash provided by operating activities	$289,661	$128,479	$99,126	$114,910	$100,528

(A)	See footnote (8) above.
(B)	See footnote (3) above.
(C)	See footnote (6) above.
(D)	Represents a loss on disposal of inventory related to the impairment of Rickland Orchards. See footnote (6) above.

-  30  -

(E)	See Note 13, “Commitments and Contingencies—Ortega and Las Palmas Recall,” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information.
(F)

Distribution restructuring expenses for fiscal 2016 and fiscal 2015 includes expenses relating to our transitioning of the operations of our three primary distribution centers and a new fourth primary shelf-stable distribution center in the United States to a third party logistics provider.

(G)	See footnote (7) above.
(H)	See footnote (F) above.
(11)

We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of the sum of interest on indebtedness, amortized expenses related to indebtedness and an interest component of lease rental expense.

(12)	As of the end of each fiscal year presented, senior debt is defined as the face amount of all of our outstanding debt.

	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(In thousands, except ratios)
Current and former senior secured credit agreement:
Revolving credit facility	$176,000	$40,000	$34,000	$40,000	$25,000
Tranche A term loan due 2016	—	—	—	131,250	144,375
Tranche A term loan due 2019	233,640	273,750	292,500	—	—
Tranche B term loan due 2018	—	—	—	—	223,313
Tranche B term loan due 2022	640,110	750,000	—	—	—
7.625% senior notes due 2018	—	—	—	—	248,500
4.625% senior notes due 2021	700,000	700,000	700,000	700,000	—
Senior debt	$1,749,750	$1,763,750	$1,026,500	$871,250	$641,188
EBITDA	$291,624	$201,023	$143,532	$178,073	$167,858
Senior debt / EBITDA	6.0x	8.8x	7.2x	4.9x	3.8x
Adjusted EBITDA	$322,040	$217,801	$194,128	$184,005	$169,017
Senior debt /adjusted EBITDA	5.4x	8.1x	5.3x	4.7x	3.8x

(13)	Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount.

	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(In thousands, except ratios)
Interest expense, net	$74,456	$51,131	$46,573	$41,813	$47,660
Amortization of deferred financing and bond discount	(5,426)	(3,900)	(3,790)	(4,400)	(5,028)
Cash interest expense	$69,030	$47,231	$42,783	$37,413	$42,632
EBITDA	$291,624	$201,203	$143,532	$178,073	$167,858
EBITDA / cash interest expense	4.2x	4.3x	3.4x	4.8x	3.9x
Adjusted EBITDA	$322,040	$217,801	$194,128	$184,005	$169,017
Adjusted EBITDA / cash interest expense	4.7x	4.6x	4.5x	4.9x	4.0x

-  31  -

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We manufacture, sell and distribute a diverse portfolio of branded, high quality, shelf‑stable and frozen foods and household products, many of which have leading regional or national market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with institutional and foodservice sales and private label sales.

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

Since 1996, we have successfully acquired and integrated more than 45 brands into our company. Most recently, on December 2, 2016, we acquired Victoria Fine Foods, LLC, and a related entity, from Huron Capital Partners and certain other sellers. On November 21, 2016, we completed the acquisition of the spices & seasonings business of ACH Food Companies, Inc. On November 2, 2015, we completed the acquisition of the Green Giant and Le Sueur brands from General Mills, Inc. On July 10, 2015, we acquired Spartan Foods of America, Inc., and related entities, including the Mama Mary’s brand, from Linsalata Capital Partners and certain other sellers. And on April 23, 2014, we completed the acquisition of Specialty Brands of America, Inc., including the Bear Creek Country Kitchens,  Spring Tree,  Cary’s,  MacDonald’s,  New York Flatbreads and Canoleo brands, from affiliates of American Capital, Ltd. and certain individuals. We refer to these acquisitions in this report as the “Victoria acquisition,” “spices & seasonings acquisition,” “Green Giant acquisition” and “Mama Mary’s acquisition,” respectively.  Each of these recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above under Item 1A, “Risk Factors” and below under the heading “Forward‑Looking Statements,” include:

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

-  32  -

We expect to see moderate net cost increases for raw materials in the marketplace during 2017 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through fiscal 2017 at a cost increase of less than 1% of cost of goods sold.  During fiscal 2016, we had a minimal cost decrease for a majority of our most significant commodities (excluding, among others, maple syrup). To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2016, 2015 and 2014, our net sales to customers in foreign countries represented approximately 7.1%, 5.2% and 3.6%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; the fair value of contingent consideration liabilities; and the accounting for share‑based compensation expense. Actual results could differ significantly from these estimates and assumptions.

-  33  -

Our significant accounting policies are described more fully in note 2 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Trade and Consumer Promotion Expenses

We offer various sales incentive programs to customers and consumers, such as price discounts, in‑store display incentives, slotting fees and coupons. The recognition of expense for these programs involves the use of judgment related to performance and redemption estimates. Estimates are made based on historical experience and other factors. Actual expenses may differ if the level of redemption rates and performance vary from our estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out and average cost methods. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales.

Long‑Lived Assets

Long‑lived assets, such as property, plant and equipment, and intangibles with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted net future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management.

Goodwill and Other Intangible Assets

Our total assets include substantial goodwill and unamortizable intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or unamortizable intangibles might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two‑step process. The first step of the impairment test involves comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference.

We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators.

Calculating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2016, 2015 and 2014 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, materially different assumptions regarding the future performance of our businesses could result in significant impairment losses. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or unamortizable intangible assets are impaired, although a non‑cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

-  34  -

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

Pension Expense

We have defined benefit pension plans covering approximately one third of our employees. Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2016 and 2015, we made total pension contributions to our pension plans of $3.5 million per fiscal year. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2016 and beyond.

Our discount rate assumption for our three defined benefit plans changed from 4.225% at January 2, 2016 to 4.039% at December 31, 2016. While we do not currently anticipate a change in our fiscal 2017 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.3 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.2 million. We expect to make $3.5 million of defined benefit pension plan contributions during fiscal 2017.

Acquisition Accounting

Our consolidated financial statements and results of operations include an acquired business’s operations after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred.

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

-  35  -

Share‑based Compensation Expense

We provide compensation benefits in the form of stock options, performance share long‑term incentive awards (LTIAs) and common stock to employees and non‑employee directors. The cost of share based compensation is recorded at fair value at the date of grant and expensed in our consolidated statement of income over the requisite service period, if any.

Performance share LTIAs granted to our executive officers and certain other members of senior management entitle each participant to earn shares of common stock upon the attainment of certain performance goals over the applicable performance period. The recognition of compensation expense for the performance share LTIAs is initially based on the probable outcome of the performance condition based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight‑line basis over the applicable performance period. The fair value of the awards on the date of grant is determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk‑free interest‑rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period. Our company’s performance against the defined performance goals are re‑evaluated on a quarterly basis throughout the applicable performance period and the recognition of compensation expense is adjusted for subsequent changes in the estimated or actual outcome. The cumulative effect of a change in the estimated number of shares of common stock to be issued in respect of performance share awards is recognized as an adjustment to earnings in the period of the revision.

The fair value of stock option awards is estimated on the date of grant using the Black‑Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight‑line method. The Black‑Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk‑free interest rate and the expected dividend yield. Expected volatility is based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The risk‑free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant, have a 10‑year term and cliff vest three years from the date of grant.

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

-  36  -

Results of Operations

The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.8%	70.0%	70.8%
Gross profit	32.2%	30.0%	29.2%

Selling, general and administrative expenses	12.5%	11.0%	11.0%
Amortization expense	1.0%	1.2%	1.5%
Impairment of intangible assets	0.4%	—%	4.0%
Gain on change in fair value of contingent consideration	—%	—%	(1.0)%
Operating income	18.3%	17.8%	13.7%

Interest expense, net	5.4%	5.3%	5.5%
Loss on extinguishment of debt	0.2%	—%	0.7%
Other income	—%	—%	—%
Income before income tax expense	12.7%	12.5%	7.5%

Income tax expense	4.8%	5.4%	2.7%
Net income	7.9%	7.1%	4.8%

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

-  37  -

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

Other Income.  Other income includes expense and/or income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes.

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

A reconciliation of base business net sales to reported net sales for fiscal 2016 and 2015 follows (in thousands):

	2016	2015
Reported net sales	$1,391,257	$966,358
Net sales from acquisitions(1)	(448,445)	—
Net sales of Rickland Orchards(2)	(528)	(4,106)
Base business net sales	$942,284	$962,252

(1)

Reflects net sales for Green Giant, Mama Mary’s, the spices & seasonings business and Victoria for fiscal 2016 for which there is no comparable period of net sales in 2015. Green Giant was acquired on November 2, 2015, Mama Mary’s was acquired on July 10, 2015, the spices & seasonings business was acquired on November 21, 2016, and Victoria was acquired on December 2, 2016.

(2)	Reflects all net sales of Rickland Orchards for each period presented. Rickland Orchards was discontinued during the second quarter of 2016.

A reconciliation of base business net sales to reported net sales for fiscal 2015 and 2014 follows (in thousands):

	Fiscal 2015	Fiscal 2014(3)
Reported net sales	$966,358	$848,017
Net sales from acquisitions(1)	(147,584)	—
Net sales of Rickland Orchards(2)	(4,106)	(21,343)
Base business net sales	$814,668	$826,674

(1)

Reflects net sales for Green Giant,  Mama Mary’s and Specialty Brands for fiscal 2015 for which there is no comparable period of net sales in 2014.  Green Giant was acquired on November 2, 2015, Mama Mary’s was acquired on July 10, 2015, and Specialty Brands was acquired on April 23, 2014.

-  38  -

(2)	Reflects all net sales of Rickland Orchards for each period presented. Rickland Orchards was discontinued during the second quarter of 2016.
(3)

Fiscal 2015 contained 52 weeks and fiscal 2014 contained 53 weeks. We estimate that the additional week in the fourth quarter of 2014 contributed approximately $15.0 million of incremental net sales in 2014

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses and amortization of acquired inventory fair value step-up); intangible asset impairment charges and related asset write-offs; gains or losses related to changes in the fair value of contingent liabilities from earn-outs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, non-cash intangible asset impairment charges and related asset write-offs, loss on product recalls and distribution restructuring expenses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indenture contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related expenses, gains and losses, income taxes, intangible asset impairment charges and related asset write-offs, gains or losses related to changes in the fair value of contingent liabilities from earn-outs, loss on product recalls and distribution restructuring expenses. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

-  39  -

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2016, 2015 and 2014 along with the components of EBITDA and adjusted EBITDA follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(In thousands)
Net income	$109,425	$69,090	$40,956
Income tax expense	67,641	52,149	22,821
Interest expense, net	74,456	51,131	46,573
Depreciation and amortization	37,266	28,653	27,434
Loss on extinguishment of debt	2,836	—	5,748
EBITDA	291,624	201,023	143,532
Acquisition-related expenses	17,523	6,118	7,315
Amortization of acquisition-related inventory step-up	5,424	6,127	—
Impairment of intangible assets	5,405	—	34,154
Loss on disposal of inventory	791	—	4,535
Loss on product recall, net of insurance recoveries	—	1,868	12,798
Distribution restructuring expenses	1,273	2,665	—
Gain on change in fair value of contingent consideration	—	—	(8,206)
Adjusted EBITDA	322,040	217,801	194,128
Income tax expense	(67,641)	(52,149)	(22,821)
Interest expense, net	(74,456)	(51,131)	(46,573)
Acquisition-related expenses	(17,523)	(6,118)	(7,315)
Loss on product recall, net of insurance recoveries	—	(1,868)	(12,798)
Distribution restructuring expenses	(1,273)	(2,665)	—
Write-off of property, plant and equipment	337	107	—
Deferred income taxes	56,190	29,152	13,855
Amortization of deferred financing costs and bond discount	5,426	3,900	3,790
Amortization of acquisition-related inventory step-up	(5,424)	(6,127)	—
Share-based compensation expense	5,798	5,817	2,235
Excess tax benefits from share-based compensation	(343)	(539)	(2,356)
Acquisition-related contingent-consideration expense, including interest accretion	—	—	432
Changes in assets and liabilities, net of effects of business combinations	66,530	(7,701)	(23,451)
Net cash provided by operating activities	$289,661	$128,479	$99,126

Fiscal 2016 Compared to Fiscal 2015

Net Sales.  Net sales increased $424.9 million, or 44.0%, to $1,391.3 million for fiscal 2016 from $966.4 million for fiscal 2015. An additional ten months of net sales of Green Giant, acquired on November 2, 2015, and an additional almost six months of net sales of Mama Mary’s, acquired on July 10, 2015, contributed $397.6 million and $19.4 million, respectively, to the overall net sales increase.  In addition, net sales of the spices & seasonings business, acquired on November 21, 2016, and net sales of Victoria, acquired on December 2, 2016, contributed $28.2 million and $3.2 million, respectively, to the overall net sales increase.

Base business net sales for fiscal 2016 decreased $20.0 million, or 2.1%, to $942.3 million from $962.3 million for fiscal 2015. The $20.0 million decrease was attributable to a decrease in unit volume of $13.5 million, or 1.4%, a decrease in net pricing of $6.0 million, or 0.6%, and the negative impact of currency fluctuations on foreign sales of approximately $0.5 million, or 0.1%.

A primary driver of the decline in base business net sales for fiscal 2016 was our syrup business.  Our syrup brands have been experiencing a challenging competitive environment and the net sales of those brands declined in the aggregate $7.7 million for the year. The decline was primarily attributable to maple syrup price deflation due to the strength of the U.S. dollar relative to the Canadian dollar, which has resulted in increased competition in the maple syrup category and contractually mandated price reductions with certain of our foodservice customers.  Another significant
-  40  -

factor in the decline in base business net sales for fiscal 2016 was the TrueNorth brand, which declined $6.4 million, or 33.9%.  The TrueNorth net sales decline was primarily the result of historically high almond prices in 2015.  In response to increased almond costs, we increased the selling price for TrueNorth products, which had a negative impact on consumer demand.  Although we have rolled back pricing as almond prices have begun to return to historical norms, consumer demand has not returned to prior levels.  Base business net sales were also negatively impacted by net sales of our Ortega products, which decreased $3.7 million, or 2.6%.  A portion of the decrease was attributable to the effects of the product recall we announced in November 2014, which caused an increase in net sales of Ortega in fiscal 2015 due to customers restocking inventory of products affected by the recall, partially offset by $1.2 million of customer refunds related to the recall.  $1.5 million of the decrease in net sales of Ortega was due to a net pricing decrease in fiscal 2016.

See Note 15, “Net Sales by Brand,” to our consolidated financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for fiscal 2016 and fiscal 2015 for each of our brands that equaled or exceeded approximately 2% of our fiscal 2016 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales increases and decreases by brand for fiscal 2016:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands	$3.2	3.9%
Green Giant	2.9	2.7%
Las Palmas	2.4	6.6%

TrueNorth	(6.4)	(33.9)%
Maple Grove Farms of Vermont	(4.9)	(6.3)%
Ortega	(3.7)	(2.6)%
Mrs. Dash	(2.6)	(4.0)%
Spring Tree	(2.4)	(11.3)%
New York Style	(2.4)	(6.7)%
Mama Mary's	(2.0)	(10.7)%
All other brands	(4.1)	(1.2)%
Base business net sales decrease	$(20.0)	(2.1)%

Gross Profit.  Gross profit increased $158.4 million, or 54.7%, to $448.0 million for fiscal 2016 from $289.6 million for fiscal 2015.    Gross profit expressed as a percentage of net sales increased to 32.2% in fiscal 2016 from 30.0% in fiscal 2015, an increase of 2.2 percentage points.  The increase in gross profit percentage was primarily driven by the acquisition of Green Giant.  Gross profit percentage was also positively impacted by decreased costs for commodities, packaging and distribution for the base business and improved product mix, which was partially offset by the unfavorable impact the decrease in base business sales volume had on cost absorption, a net reduction in base business pricing, and the impact of the write-off of Rickland Orchards inventory in connection with our decision to discontinue the brand.  See Note 6, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of this write-off.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $68.9 million, or 65.0%, to $174.8 million for fiscal 2016 from $105.9 million for fiscal 2015, primarily due to the Green Giant acquisition.  Acquisition-related expenses and distribution restructuring expenses increased $10.0 million for fiscal 2016. The remaining $58.9 million of the increase was attributable to increases in consumer marketing of $41.6 million, selling expenses of $8.7 million (which includes a $7.5 million increase in brokerage expenses and a $1.2 million increase in salesperson compensation), warehousing expenses of $7.4 million and general and administrative expenses of $1.2 million (primarily related to compensation).  Expressed as a percentage of net sales, selling, general and administrative expenses increased 1.5 percentage points to 12.5% for fiscal 2016 from 11.0% for fiscal 2015.

-  41  -

Amortization Expense.  Amortization expense increased $2.5 million to $13.8 million for fiscal 2016 from $11.3 million for fiscal 2015 due to the Victoria and spices & seasonings acquisitions completed in fiscal 2016 and the Green Giant and Mama Mary’s acquisitions completed in fiscal 2015.

Impairment of Intangible Assets.  Impairment of intangible assets of $5.4 million for fiscal 2016 includes a $4.5 million loss for the impairment of amortizable trademarks and a $0.9 million loss for the impairment of customer relationship intangibles, both relating to Rickland Orchards, as we discontinued the Rickland Orchards brand because there was not sufficient demand to warrant continued production.  See Note 6, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of the impairment of intangible assets related to Rickland Orchards.

Operating Income.  As a result of the foregoing, operating income increased $81.6 million, or 47.4%, to $254.0 million for fiscal 2016 from $172.4 million for fiscal 2015.  Operating income expressed as a percentage of net sales increased to 18.3% in fiscal 2016 from 17.8% in fiscal 2015.

Net Interest Expense.  Net interest expense increased $23.4 million, or 45.6%, to $74.5 million for fiscal 2016 from $51.1 million in fiscal 2015.  The increase was primarily attributable to additional indebtedness outstanding during fiscal 2016 as compared to fiscal 2015 as a result of the Green Giant acquisition, the spices & seasonings acquisition, and the Victoria acquisition.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for fiscal 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. We did not incur a loss on extinguishment of debt for fiscal 2015.  See “‑Debt” below.

Other Income.  Other income for fiscal 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.4 million.

Income Tax Expense.  Income tax expense increased $15.5 million to $67.6 million for fiscal 2016 from $52.1 million for fiscal 2015. Our effective tax rate was 38.2% for fiscal 2016 and 43.0% for fiscal 2015.

Fiscal 2015 Compared to Fiscal 2014

Net Sales.  Net sales increased $118.4 million, or 14.0%, to $966.4 million for fiscal 2015 from $848.0 million for fiscal 2014. Net sales of Green Giant, acquired on November 2, 2015, contributed $106.2 million to the overall increase, and net sales of Mama Mary’s, acquired on July 10, 2015, contributed $18.4 million.  Additional months of ownership of Specialty Brands, which was acquired on April 23, 2014, contributed $23.1 million to fiscal 2015 net sales.

Fiscal 2014 included an extra reporting week.  Excluding the impact of the extra reporting week and customer refunds relating to the Ortega recall, which negatively impacted base business net sales by $15.0 million and $2.9 million, respectively, base business net sales for fiscal 2015 increased by $0.2 million, or less than 0.1%, to $815.9 million from $815.7 million for fiscal 2014. The $0.2 million increase was attributable to an increase in net pricing of $12.3 million, or 1.5%, offset by a decrease in unit volume of $12.1 million, or 1.5%.  See Note 15, “Net Sales by Brand,” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2015 and fiscal 2014 for each of our brands that equals or exceeds 2% of our fiscal 2016 net sales and for all other brands in the aggregate.

-  42  -

The following chart sets forth the most significant base business net sales increases and decreases by brand for fiscal 2015.

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Ortega	$11.5	8.5%
New York Style	(4.8)	(17.0)%
TrueNorth	(2.8)	(12.7)%
Polaner	(2.3)	(6.4)%
All other brands	(13.6)	(2.2)%
Base business net sales decrease	$(12.0)	(1.5)%
Extra reporting week(1)	15.0
Customer refunds related to recall, net of insurance recoveries(2)	(2.8)
Base business net sales increase (excluding the impact of the extra reporting week and the product recall)	$0.2	—%

(1)	Fiscal 2015 contained 52 weeks and fiscal 2014 contained 53 weeks.
(2)	Reflects customer refunds relating to the Ortega and Las Palmas recall announced in November 2014.

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

Impairment of Intangible Assets.  We did not have any impairment of intangible assets during 2015.  Impairment of intangible assets of $34.2 million for fiscal 2014 includes a $26.8 million loss for the impairment of amortizable trademarks and a $7.4 million loss for the impairment of customer relationship intangibles, both relating to Rickland Orchards, due primarily to our reduced projections for net sales to the club channel for the core products of Rickland Orchards.    See Note 6, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of the impairment of intangible assets related to Rickland Orchards.

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

-  43  -

gain of $8.2 million that is included in gain on change in fair value of contingent consideration in the accompanying audited consolidated statements of operations for fiscal 2014.

Amortization Expense. Amortization expense decreased $1.4 million to $11.3 million for fiscal 2015 from $12.7 million in fiscal 2014. The decrease is due to the reduction in the Rickland Orchards amortizable intangible assets recorded resulting from the impairment of the Rickland Orchards brand and customer relationship intangible assets in fiscal 2014, partially offset by the Mama Mary’s and Green Giant acquisitions completed in fiscal 2015.

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

Income Tax Expense. Income tax expense increased $29.3 million to $52.1 million in fiscal 2015 from $22.8 million in fiscal 2014.  Our effective tax rate was 43.0% in fiscal 2015 and 35.8% in fiscal 2014. Due to an adjustment of deferred taxes for state apportionment as a result of the Green Giant and Mama Mary’s acquisitions, a deferred tax expense of $7.2 million was recorded in fiscal 2015, which increased the fiscal 2015 effective tax rate by 5.9 percentage points.

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

Cash Flows

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased $161.2 million to $289.7 million for fiscal 2016 from $128.5 million for fiscal 2015.  The increase in net cash provided by operating activities in fiscal 2016 as compared to fiscal 2015 was primarily due to the Green Giant acquisition, including the favorable impact of an increase in cash provided by working capital and higher net income for fiscal 2016, as compared to fiscal 2015.  Net cash provided by operating activities increased $29.4 million to $128.5 million for fiscal 2015 from $99.1 million for fiscal 2014.  The increase in net cash provided by operating activities in fiscal 2015 as compared to fiscal 2014 was primarily due to increased acquisition-related sales, offset by decreased costs associated with the Ortega and Las Palmas recall and acquisition-related integration costs that resulted in an increase in net income before depreciation, amortization, loss on extinguishment of debt and other non-cash expenses, and a reduction in net working capital costs.

Net Cash Used in Investing Activities.  Net cash used in investing activities decreased $411.2 million to $481.2 million for fiscal 2016 from $892.4 million for fiscal 2015. The decrease was primarily attributable to the decrease in payments made for the acquisition of businesses, net of cash acquired, partially offset by an increase in capital spending for fiscal 2016, as compared to fiscal 2015. During fiscal 2016, we acquired Victoria and the spices & seasonings business for $71.9 million and $366.9 million, respectively. During fiscal 2015, we acquired Green Giant and Mama Mary’s for $822.8 million and $51.0 million, respectively. Net cash used in investing activities increased $415.2 million to $892.4 million for fiscal 2015 from $173.3 million for fiscal 2014. The increase was primarily attributable to the

-  44  -

increase in payments made for the acquisition of businesses, net of cash acquired, partially offset by a decrease in capital spending for fiscal 2015, as compared to fiscal 2014. During fiscal 2014, we acquired Specialty Brands for $154.3 million.  During fiscal 2016, 2015 and 2014 net cash used in investing activities included capital expenditures of $42.4 million, $18.6 million and $19.0 million, respectively, which included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. During fiscal 2017, we expect that our capital expenditures will be approximately $60.0 million.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities for fiscal 2016 decreased $551.4 million to $216.0 million from $767.4 million for fiscal 2015. The decrease was primarily attributable to differences in the net effects of our equity offerings in March and August, prepayments of long-term debt and borrowings under our revolving credit facility in fiscal 2016, as compared to fiscal 2015.  Net cash provided by financing activities for fiscal 2015 increased $695.8 million to $767.4 million from $71.6 million for fiscal 2014. The increase in net cash provided by financing activities from fiscal 2014 to fiscal 2015 was primarily the result of increased borrowings used to fund the Green Giant acquisition and our fiscal 2015 equity offering.  See “—Debt” below.

Cash Income Tax Payments.  Based on a number of factors, including amortization for tax purposes of our trademarks, goodwill and other intangible assets acquired in prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2016, 2015 and 2014 as compared to our tax expense for financial reporting purposes.  During the second quarter of 2016, we discontinued the Rickland Orchards brand, which resulted in a one-time cash taxes benefit of $17.3 million for fiscal 2016.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2017 through 2031. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments.

Dividend Policy

For a discussion of our dividend policy, see the information set forth under the heading “Dividend Policy” in Part II, Item 5 of this report.

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

We financed the Mama Mary's acquisition, completed in July 2015, with cash on hand from the proceeds of a public offering of common stock we completed in May 2015.  We financed the Green Giant acquisition, completed in November 2015, with additional indebtedness, and we repaid a portion of that additional indebtedness with the proceeds of a public offering of common stock we completed in March 2016, as described below.  We financed the spices & seasonings acquisition, completed in November 2016, with cash on hand, including the net proceeds of our August 2016 public offering of common stock, and additional revolving loans under our existing credit facility.  We financed the Victoria acquisition, completed in December 2016, with cash on hand and additional revolving loans under our existing credit facility.  The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

-  45  -

Debt

Senior Secured Credit Agreement.    On October 2, 2015, we amended and restated our existing senior secured credit agreement dated as of June 5, 2014. The amendment provided for an incremental tranche B term loan facility to be made available under the credit agreement to finance a portion of the purchase price for the Green Giant acquisition. On November 2, 2015, we funded the purchase price, inventory adjustment at closing, initial working capital requirements and related transaction fees and expenses for the Green Giant acquisition with additional revolving loans and $750.0 million of tranche B term loans under the credit agreement.  During the first quarter of 2016, we made an optional prepayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans using the proceeds of a common stock offering completed in March 2016.  At December 31, 2016, $233.6 million of tranche A term loans, $640.1 million of tranche B term loans and $176.0 million of revolving loans were outstanding under our credit agreement. The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property. At December 31, 2016, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $322.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization. $7.5 million was due and paid in fiscal 2014, $18.8 million was due and paid in fiscal 2015, $26.2 million was due and paid in fiscal 2016, $10.5 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019. The entire $640.1 million principal amount of tranche B term loans outstanding as of December 31, 2016, are due and payable at maturity on November 2, 2022.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At December 31, 2016, the revolving credit facility and the tranche A term loan interest rates were approximately 2.74% and 2.76%, respectively.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%. At December 31, 2016, the tranche B term loan interest rate was approximately 3.75%.

For further information regarding our credit agreement, including a description of optional and mandatory prepayment terms, and financial and restrictive covenants, see Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report.

4.625% Senior Notes due 2021.  On June 4, 2013, we issued $700.0 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value.  We used the net proceeds from the issuance of the 4.625% senior notes to purchase or redeem all $248.5 million principal amount of our then existing 7.625% senior notes due 2018, to repay $222.2 million principal amount of our then existing tranche B term loans and approximately $40.0 million principal amount of revolving loans under our then existing credit agreement, and to pay related premiums, fees and expenses. We used the remaining net proceeds for our acquisition of Pirate Brands, completed in July 2013.

Interest on the senior notes is payable on June 1 and December 1 of each year.  The senior notes will mature on June 1, 2021, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the senior notes as described in Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report.  We may also, from time to time, seek to retire the senior notes through cash repurchases of the senior notes or exchanges of the senior notes for equity securities or both, in open market purchases, privately negotiated transactions or

-  46  -

otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report for a more detailed description of the senior notes.

Deferred Debt Financing Costs.  During fiscal 2016, we wrote-off and expensed $2.2 million of debt financing costs in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. During fiscal 2015, we capitalized $14.5 million of debt financing costs relating to the tranche B term loans, which are being amortized over the seven year scheduled term of the tranche B term loans. During fiscal 2014, we wrote‑off and expensed $5.4 million of deferred debt financing costs relating to the termination of our prior credit agreement, which included the repayment of $121.9 million aggregate principal amount of our tranche A term loans and $215.0 million of revolving loans. During fiscal 2014, we capitalized $5.6 million and $2.9 million of debt financing costs relating to the new revolving credit facility and tranche A term loans, respectively, which are being amortized over the five year scheduled term of the revolving credit facility and tranche A term loans.

Future Capital Needs

On December 31, 2016, our total long-term debt of $1,746.8 million, net of our cash and cash equivalents of $28.8 million, was $1,718.0 million.  Stockholders’ equity as of that date was $785.7 million.

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

We expect to make capital expenditures of approximately $60.0 million in the aggregate during fiscal 2017. This includes an anticipated one-time capital expenditure of approximately $17.0 million to move equipment used in the production of certain Green Giant products from General Mills’ Belvidere, Illinois manufacturing facility to an existing B&G Foods manufacturing facility and one or more co-packers.

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

Inflation

We are currently locked into pricing and supply for substantially all of our major commodities, other than maple syrup, through fiscal 2017 at a cost increase of less than 1% of cost of goods sold and will continue to manage inflation risk by entering into short term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices. During each of fiscal 2016 and fiscal 2015 we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

-  47  -

Contingencies

See Note 13, “Commitments and Contingencies,” to our consolidated financial statements in Part II, Item 8 of this report.

Recent Accounting Pronouncements

See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part II, Item 8 of this report.

Off-balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, future purchase obligations and future pension obligations as set forth in the following table as of December 31, 2016.

	Payments Due by Period
		Fiscal	Fiscal 2018	Fiscal 2020	Fiscal 2022
Contractual Obligations:	Total	2017	and 2019	and 2021	and Thereafter
	(In thousands)
Long-term debt—principal	$1,749,750	$10,515	$399,125	$700,000	$640,110
Long-term debt—interest(1)	340,651	65,361	127,039	114,758	33,493
Operating leases	34,133	8,302	14,923	10,831	77
Purchase obligations(2)	35,606	35,606	—	—	—
Pension obligations(3)	3,500	3,500	—	—	—
Total	$2,163,640	$123,284	$541,087	$825,589	$673,680

(1)

Expected interest payments on long‑term debt are based on principal amounts outstanding, scheduled maturity dates and interest rates at December 31, 2016. See Note 7, “Long‑Term Debt,” to our consolidated financial statements in Part II, Item 8 for further information as to our long‑term debt interest obligations.

(2)

For the purposes of this table, purchase obligations means agreements to purchase goods or services (such as raw materials, commodities, packaging, other materials and supplies and co‑manufacturing arrangements) that are enforceable and legally binding on B&G Foods and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations in the above table do not represent our entire expected future purchases for goods and services, which are significantly higher than the amounts set forth above. The table does not include purchase obligations under contracts that may be cancelled by B&G Foods without material penalty. Any amounts reflected on our consolidated balance sheet as accounts payable and accrued liabilities are excluded from the purchase obligations set forth in the table above. Penalties, if any, related to molds and equipment based upon failure to meet minimum volume requirements are also excluded from the table because we are unable to determine whether such penalties will be incurred and, if incurred, over what time period they will be paid.

(3)

We expect to make $3.5 million of defined pension benefit contributions during fiscal 2017. We are unable to reliably estimate the timing of pension contributions and contribution amounts beyond fiscal 2017.

-  48  -

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

•	other factors discussed elsewhere in this report, including under Item 1A, “Risk Factors,” and in our other public filings with the SEC.

-  49  -

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

We caution that the foregoing list of important factors is not exclusive. There may be other factors that may cause our actual results to differ materially from the forward‑looking statements, including factors disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward‑looking statements made in this report in the context of these risks and uncertainties. We urge investors not to unduly rely on forward‑looking statements contained in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are exposure to changes in commodity prices, interest rates on borrowings and foreign currency exchange rates and market fluctuation risks related to our defined benefit pension plans.

Commodity Prices and Inflation.  The information under the heading “Inflation” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Interest Rate Risk.  In the normal course of operations, we are exposed to market risks relating to our long-term debt arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates.

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At December 31, 2016, we had $700.0 million of fixed rate debt and $1,049.7 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at December 31, 2016, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $10.5 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 31, 2016 and January 2, 2016 are as follows (in thousands):

	December 31, 2016				January 2, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	176,000		176,000	(1)	40,000		40,000	(1)
Tranche A term loans due 2019	233,378	(2)	232,795	(1)	273,285	(2)	272,381	(1)
Tranche B term loans due 2022	637,391	(3)	645,358	(1)	746,331	(3)	749,063	(1)
4.625% senior notes due 2021	700,000		714,000	(4)	700,000		691,250	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  At December 31, 2016 and January 2, 2016, the face amounts of the tranche A term loans were $233.6 million and $273.8 million, respectively.

(3)

The carrying values of the tranche B term loans are net of discount.  At December 31, 2016 and January 2, 2016, the face amounts of the tranche B term loans were $640.1 million and $750.0 million, respectively.

(4)	Fair values are estimated based on quoted market prices.

-  50  -

Cash and cash equivalents, trade accounts receivable, income tax receivable/payable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

For more information, see Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report.

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2016, 2015 and 2014, our net sales to customers in foreign countries represented approximately 7.1%, 5.2% and 3.6%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates – Pension Plans” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

-  51  -

Item 8.  Financial Statements and Supplementary Data.

The consolidated balance sheets at December 31, 2016 and January 2, 2016 and the consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for fiscal 2016, 2015 and 2014 and related notes are set forth below.

-  52  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

B&G Foods, Inc.:

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of B&G Foods, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), B&G Foods, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 1, 2017

-  53  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
B&G Foods, Inc.:

We have audited B&G Foods, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). B&G Foods, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, B&G Foods, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

B&G Foods, Inc. acquired the spices & seasonings business of ACH Food Companies, Inc. on November 21, 2016, and the Victoria business on December 2, 2016, and management excluded from its assessment of the effectiveness of B&G Foods, Inc.’s internal control over financial reporting as of December 31, 2016, the spices & seasonings and Victoria businesses’ internal control over financial reporting associated with 16.1% of total assets and 2.3% of total net sales included in the consolidated financial statements of B&G Foods, Inc. and subsidiaries as of and for the fiscal year ended December 31, 2016. Our audit of internal control over financial reporting of B&G Foods, Inc. also excluded an evaluation of the internal control over financial reporting of the spices & seasonings and Victoria businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of B&G Foods, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

March 1, 2017

-  54  -

B&G FOODS, INC AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$28,833	$5,246
Trade accounts receivable, less allowance for doubtful accounts and discounts of $1,719 and $1,167 as of December 31, 2016 and January 2, 2016, respectively	119,265	69,712
Inventories	356,590	312,880
Prepaid expenses and other current assets	26,399	67,517
Income tax receivable	10,787	2,514
Deferred income taxes	7,902	5,292
Total current assets	549,776	463,161

Property, plant and equipment, net	245,344	163,642
Goodwill	614,278	473,145
Other intangibles, net	1,629,482	1,442,340
Other assets	4,625	1,332
Total assets	$3,043,505	$2,543,620

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$98,033	$49,593
Accrued expenses	62,393	31,233
Current portion of long-term debt	10,515	33,750
Income tax payable	3,875	—
Dividends payable	30,879	20,292
Total current liabilities	205,695	134,868

Long-term debt	1,715,268	1,697,771
Other liabilities	21,405	3,212
Deferred income taxes	315,480	250,084
Total liabilities	2,257,848	2,085,935
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 66,406,314 and 57,976,744 shares issued and outstanding as of December 31, 2016 and January 2, 2016	664	580
Additional paid-in capital	387,699	162,568
Accumulated other comprehensive loss	(19,364)	(12,696)
Retained earnings	416,658	307,233
Total stockholders’ equity	785,657	457,685
Total liabilities and stockholders’ equity	$3,043,505	$2,543,620

See accompanying Notes to Consolidated Financial Statements.

-  55  -

B&G FOODS, INC AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Net sales	$1,391,257	$966,358	$848,017
Cost of goods sold	943,295	676,794	600,246
Gross profit	447,962	289,564	247,771

Operating expenses:
Selling, general and administrative expenses	174,759	105,939	93,033
Amortization expense	13,803	11,255	12,692
Impairment of intangible assets	5,405	—	34,154
Gain on change in fair value of contingent consideration	—	—	(8,206)
Operating income	253,995	172,370	116,098

Other income and expenses:
Interest expense, net	74,456	51,131	46,573
Loss on extinguishment of debt	2,836	—	5,748
Other income	(363)	—	—
Income before income tax expense	177,066	121,239	63,777
Income tax expense	67,641	52,149	22,821
Net income	$109,425	$69,090	$40,956

Earnings per share:
Basic	$1.73	$1.22	$0.76
Diluted	$1.73	$1.22	$0.76
Cash dividends declared per share	$1.73	$1.38	$1.36

See accompanying Notes to Consolidated Financial Statements.

-  56  -

B&G FOODS, INC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Net income	$109,425	$69,090	$40,956

Other comprehensive loss:
Foreign currency translation adjustments	(8,180)	(3,737)	(116)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	1,512	2,075	(8,447)
Other comprehensive loss	(6,668)	(1,662)	(8,563)
Comprehensive income	$102,757	$67,428	$32,393

See accompanying Notes to Consolidated Financial Statements.

-  57  -

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 28, 2013	53,445,910	$534	$183,113	$(2,471)	$197,187	$378,363
Foreign currency translation	—	—	—	(116)	—	(116)
Change in pension benefit (net of $4,865 of taxes)	—	—	—	(8,447)	—	(8,447)
Net income	—	—	—	—	40,956	40,956
Share-based compensation	—	—	2,235	—	—	2,235
Issuance of common stock for share-based compensation	217,787	3	(4,377)	—	—	(4,374)
Tax benefit from issuance of common stock for share-based compensation	—	—	2,356	—	—	2,356
Dividends declared on common stock, $1.36 per share	—	—	(72,978)	—	—	(72,978)
Balance at January 3, 2015	53,663,697	$537	$110,349	$(11,034)	$238,143	$337,995
Foreign currency translation	—	—	—	(3,737)	—	(3,737)
Change in pension benefit (net of $1,258 of taxes)	—	—	—	2,075	—	2,075
Net income	—	—	—	—	69,090	69,090
Share-based compensation	—	—	5,817	—	—	5,817
Issuance of common stock for share-based compensation	113,047	1	(1,751)	—	—	(1,750)
Issuance of common stock	4,200,000	42	126,188			126,230
Tax benefit from issuance of common stock for share-based compensation	—	—	539	—	—	539
Dividends declared on common stock, $1.38 per share	—	—	(78,574)	—	—	(78,574)
Balance at January 2, 2016	57,976,744	$580	$162,568	$(12,696)	$307,233	$457,685
Foreign currency translation	—	—	—	(8,180)	—	(8,180)
Change in pension benefit (net of $917 of taxes)	—	—	—	1,512	—	1,512
Net income	—	—	—	—	109,425	109,425
Share-based compensation	—	—	5,798	—	—	5,798
Issuance of common stock for share-based compensation	79,570	—	(1,410)	—	—	(1,410)
Issuance of common stock	8,350,000	84	331,795			331,879
Tax benefit from issuance of common stock for share-based compensation	—	—	343	—	—	343
Dividends declared on common stock, $1.73 per share	—	—	(111,395)	—	—	(111,395)
Balance at December 31, 2016	66,406,314	$664	$387,699	$(19,364)	$416,658	$785,657

See accompanying Notes to Consolidated Financial Statements.

-  58  -

B&G FOODS, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,	January 2,	January 3,
	2016	2016	2015
Cash flows from operating activities:
Net income	$109,425	$69,090	$40,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,266	28,653	27,434
Amortization of deferred debt financing costs and bond discount	5,426	3,900	3,790
Deferred income taxes	56,190	29,152	13,855
Interest accretion on contingent consideration	—	—	432
Gain on change in fair value of contingent consideration	—	—	(8,206)
Impairment of intangible assets	5,405	—	34,154
Write-off of property, plant, and equipment	337	107	—
Loss on disposal of inventory	791	—	4,535
Loss on extinguishment of debt	2,836	—	5,748
Share-based compensation expense	5,798	5,817	2,235
Excess tax benefits from share-based compensation	(343)	(539)	(2,356)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(45,763)	(16,927)	6,638
Inventories	2,396	33,243	(7,672)
Prepaid expenses and other current assets	41,929	(52,879)	(5,097)
Income tax receivable/payable	(3,658)	13,622	(4,652)
Other assets	(747)	(110)	(642)
Trade accounts payable	47,250	7,763	(8,373)
Accrued expenses	23,832	8,459	(4,122)
Other liabilities	1,291	(872)	469
Net cash provided by operating activities	289,661	128,479	99,126

Cash flows from investing activities:
Capital expenditures	(42,418)	(18,574)	(19,025)
Payments for acquisition of businesses, net of cash acquired	(438,787)	(873,811)	(154,277)
Net cash used in investing activities	(481,205)	(892,385)	(173,302)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	(18,750)	(138,750)
Proceeds from issuance of long-term debt	—	746,250	299,250
Repayments of borrowings under revolving credit facility	(99,000)	(164,000)	(258,500)
Borrowings under revolving credit facility	235,000	170,000	252,500
Proceeds from issuance of common stock, net	331,879	126,230	—
Dividends paid	(100,807)	(76,528)	(72,369)
Excess tax benefits from share-based compensation	343	539	2,356
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,410)	(1,750)	(4,374)
Debt financing costs	—	(14,547)	(8,494)
Net cash provided by financing activities	216,005	767,444	71,619

Effect of exchange rate fluctuations on cash and cash equivalents	(874)	218	(60)
Net increase (decrease) in cash and cash equivalents	23,587	3,756	(2,617)

Cash and cash equivalents at beginning of year	5,246	1,490	4,107
Cash and cash equivalents at end of year	$28,833	$5,246	$1,490

Supplemental disclosures of cash flow information:
Cash interest payments	$69,755	$47,231	$42,642
Cash income tax payments	$15,406	$9,398	$13,624
Non-cash transactions:
Dividends declared and not yet paid	$30,879	$20,292	$18,246
Accruals related to purchases of property, plant and equipment	$—	$1,660	$—

See accompanying Notes to Consolidated Financial Statements.

-  59  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, January 2, 2016 and January 3, 2016

(1)Nature of Operations

Organization and Nature of Operations

B&G Foods, Inc. is a holding company whose principal assets are the shares of capital stock of its subsidiaries.  Unless the context requires otherwise, references in this report to “B&G Foods,” “our company,” “we,” “us” and “our” refer to B&G Foods, Inc. and its subsidiaries.  Our financial statements are presented on a consolidated basis.

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico.  Our products include frozen and canned vegetables, hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Durkee, Emeril’s, Grandma’s Molasses, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Original Tings, Ortega, Pirate’s Booty, Polaner, Red Devil, Regina, Sa-són, Sclafani, Smart Puffs, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s.  We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Fiscal Year

We utilize a 52 - 53 week fiscal year ending on the Saturday closest to December 31.  The fiscal years ended December 31, 2016 (fiscal 2016) and January 2, 2016 (fiscal 2015) contained 52 weeks each and the fiscal year ended January 3, 2015 (fiscal 2014) contained 53 weeks.

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 56.0%, 52.3% and 52.4% of consolidated net sales in fiscal 2016, 2015 and 2014, respectively. Our top ten customers accounted for approximately 53.4%, 53.5% and 51.7% of our consolidated trade accounts receivables as of the end of fiscal 2016, 2015 and 2014, respectively.  Other than Wal-Mart, which accounted for 24.1%, 20.4% and 19.1% of our consolidated net sales in fiscal 2016, 2015 and 2014, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2016, 2015 or 2014.  Other than Wal-Mart, which accounted for 21.2%, 19.3% and 16.7% of our consolidated trade accounts receivables as of the end of fiscal 2016, 2015 and 2014, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2016, 2015 and 2014.  As of December 31, 2016, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During fiscal 2016, 2015 and 2014, our sales to foreign countries represented approximately 7.1%, 5.2% and 3.6%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

-  60  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(2)Summary of Significant Accounting Policies

(a)Basis of Presentation

The consolidated financial statements include the accounts of B&G Foods, Inc. and its subsidiaries.  All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(b)Use of Estimates

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

(c)Subsequent Events

We have evaluated subsequent events for disclosure through the date of issuance of the accompanying consolidated financial statements.

(d)Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, all highly liquid instruments with maturities of three months or less when acquired are considered to be cash and cash equivalents.

(e)Prepaid and Other Current Assets

Prepaid and other current assets at January 2, 2016, included a $52.6 million receivable related to a transition services agreement with General Mills, Inc. in connection with our Green Giant acquisition. The transition services agreement terminated as of October 2, 2016.  See Note 3, “Acquisitions.”

(f)Inventories

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

(g)Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Expenditures for maintenance, repairs and minor replacements are charged to current operations.  Expenditures for major replacements and betterments are capitalized.  We capitalize interest on qualifying assets based on our effective interest rate.  During fiscal 2016, 2015 and 2014, we capitalized $0.5 million, $0.3 million and $0.3 million, respectively.

-  61  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(2)Summary of Significant Accounting Policies (Continued)

(h)Goodwill and Other Intangible Assets

Goodwill and unamortizable intangible assets (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or unamortizable intangibles might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process.  The first step of the impairment test involves comparing our company’s market capitalization with our company’s carrying value, including goodwill.  If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference.

We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference.  We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators.

Calculating our fair value for these purposes requires significant estimates and assumptions by management.  We completed our annual impairment tests for fiscal 2016, 2015 and 2014 with no adjustments to the carrying values of goodwill and unamortizable intangibles.  Each annual test confirmed that the market capitalization and fair values of our goodwill and unamortizable intangibles, respectively, exceeded their current carrying values.

Customer relationship intangibles and amortizable trademarks are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 10 to 20 years.

Seed technology assets are presented at cost, net of accumulated amortization, and are amortized utilizing a declining balance approach over their estimated useful lives of 5 years.

(i)Deferred Debt Financing Costs

Debt financing costs are capitalized and amortized over the term of the related debt agreements and are included as a reduction of long-term debt. Amortization of deferred debt financing costs for fiscal 2016, 2015 and 2014 was $4.9 million, $3.6 million and $3.6 million, respectively.

(j)Long-Lived Assets

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

(k)Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries and changes in our pension benefits due to the initial adoption and ongoing application of the authoritative accounting literature relating to pensions, net of tax.

-  62  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(2)Summary of Significant Accounting Policies (Continued)

(l)Revenue Recognition

Revenues are recognized when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold.  Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor’s products and, therefore, is characterized as a reduction of sales when recognized in the vendor’s income statement.  As a result, coupon incentives, slotting and promotional expenses are recorded as a reduction of sales.

(m)Selling, General and Administrative Expenses

We promote our products with advertising, consumer incentives and trade promotions.  These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives.  Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period.  We base these estimates principally on historical utilization and redemption rates.  We expense our advertising costs either in the period the advertising first takes place or as incurred.  Advertising expenses were approximately $26.0 million, $5.7 million and $5.1 million, for fiscal 2016, 2015 and 2014, respectively.

(n)Pension Plans

We have defined benefit pension plans covering approximately one third of our employees.  Our funding policy is to contribute annually the amount recommended by our actuaries.  From time to time, however, we voluntarily contribute greater amounts based on pension asset performance, tax considerations and other relevant factors.

(o)Share Based Compensation Expense

We provide compensation benefits in the form of stock options, performance share long-term incentive awards (LTIAs) and common stock to employees and non-employee directors.  The cost of share based compensation is recorded at fair value at the date of grant and expensed in our consolidated statement of income over the requisite service period, if any.

Performance share LTIAs granted to our executive officers and certain other members of senior management entitle each participant to earn shares of common stock upon the attainment of certain performance goals over the applicable performance period.  The recognition of compensation expense for the performance share LTIAs is initially based on the probable outcome of the performance condition based on the fair value of the award on the date of grant and the anticipated number of shares to be awarded on a straight-line basis over the applicable performance period.  The fair value of the awards on the date of grant is determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.  Our company’s performance against the defined performance goals are re-evaluated on a quarterly basis throughout the applicable performance period and the recognition of compensation expense is adjusted for subsequent changes in the estimated or actual outcome.  The cumulative effect of a change in the estimated number of shares of common stock to be issued in respect of performance share awards is recognized as an adjustment to earnings in the period of the revision.

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

-  63  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(2)Summary of Significant Accounting Policies (Continued)

We recognize compensation expense for only that portion of share based awards that are expected to vest.  We utilize historical employee termination behavior to determine our estimated forfeiture rates.  If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.

(p)Income Tax Expense Estimates and Policies

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

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets.  We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations.  We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted.  We recognize the benefit of an uncertain tax position that we have taken or expect to take on our income tax returns we file if it is “more likely than not” that such tax position will be sustained based on its technical merits.

(q)Dividends

Cash dividends, if any, are accrued as a liability on our consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

-  64  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(2)Summary of Significant Accounting Policies (Continued)

(r)Earnings Per Share

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

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
	(in thousands, except share and per share data)
Net income	$109,425	$69,090	$40,956

Weighted average common shares outstanding:
Basic	63,202,900	56,584,946	53,658,100
Net effect of potentially dilutive share-based compensation awards(1)	216,892	70,927	89,111
Diluted	63,419,792	56,655,873	53,747,211
Earnings per share:
Basic	$1.73	$1.22	$0.76
Diluted	$1.73	$1.22	$0.76

(1)	For fiscal 2016 and 2014, outstanding stock options of 22,692 and 418,158, respectively, were excluded from diluted earnings per share as their effect was antidilutive.

(s)Newly Adopted Accounting Standards

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

(t)Recently Issued Accounting Standards

In January 2017, the FASB issued a new ASU that simplifies the subsequent measurement of goodwill, including the elimination of the second step from the goodwill impairment test. The update is effective for annual or any interim impairment tests in fiscal years beginning after December 15, 2019. The adoption of this ASU will not have any impact on our consolidated financial position, results of operations or liquidity.

In fiscal 2016, the FASB issued several new ASUs that provide for improvements to the revenue recognition accounting standard, including principal versus agent considerations, identifying performance obligations, licensing, narrow-scope improvements and practical expedients. The updates are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. In preparation for our adoption of the new standard in our fiscal year ending December 29, 2018, we are obtaining representative samples of contracts and other forms of agreements with our customers in the U.S. and international locations and plan to evaluate the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract—an agreement between two or more parties that creates legally enforceable rights and obligations

-  65  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(2)Summary of Significant Accounting Policies (Continued)

exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. We are also evaluating the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products, such as slotting fees, co-operative advertising, rebates and other pricing allowances, merchandising funds and consumer coupons. We have not yet determined the impact of the new standard on our financial statements or whether we will adopt on a prospective or retrospective basis in the first quarter of our fiscal year ending December 29, 2018.

In March 2016, the FASB issued a new ASU that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction of income taxes when the awards vest or are settled. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. The ASU is effective for the first quarter of our fiscal year ending December 30, 2017. We expect that the adoption of this new guidance in fiscal 2017 will reduce our reported income taxes and will increase cash flows from operating activities; however, the amounts of that reduction/increase is dependent upon the underlying vesting or exercise activity and related future stock prices.

In February 2016, the FASB issued a new ASU that requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current guidance. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the impact of this new standard.

In November 2015, the FASB issued a new ASU that requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The ASU is effective for the first quarter of our fiscal year ending December 30, 2017. The adoption of this new guidance in fiscal 2017 will retrospectively reclassify all deferred tax assets and liabilities as noncurrent in our consolidated balance sheet. The adoption of this ASU will not have any impact on our results of operations or liquidity.

(3)Acquisitions

On December 2, 2016, we acquired Victoria Fine Foods, LLC, and a related entity, from Huron Capital Partners and certain other sellers for a purchase price of $71.9 million in cash, subject to a customary post-closing working capital adjustment.  We refer to this acquisition as the “Victoria acquisition.”

On November 21, 2016, we completed the acquisition of the spices & seasonings business of ACH Food Companies, Inc. for a purchase price of $366.9 million.  We refer to this acquisition as the “spices & seasonings acquisition.” In connection with the acquisition,  as of December 31, 2016, we had payables related to a transition services agreement with ACH Food Companies of $12.6 million included in accrued expenses in the accompanying consolidated balance sheets.

On November 2, 2015, we completed the acquisition of the Green Giant and Le Sueur brands from General Mills, Inc. for a purchase price of $765 million in cash plus an inventory adjustment at closing of $57.8 million. We refer to this acquisition as the “Green Giant acquisition.”  In connection with the acquisition,  as of January 2, 2016, we had receivables related to a transition services agreement with General Mills of $52.6 million included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

On July 10, 2015, we acquired Spartan Foods of America, Inc., and related entities, including the Mama Mary’s brand, from Linsalata Capital Partners and certain other sellers for a purchase price of $51.0 million in cash. We refer to this acquisition as the “Mama Mary’s acquisition.”

-  66  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(3)Acquisitions (Continued)

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

We have accounted for each of these acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective date of acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles and amortizable trademarks acquired are amortized over 10 to 20 years. Seed technology assets acquired in the Green Giant acquisition are amortized over a period of 5 years. Goodwill and other intangible assets, except in the case of the Specialty Brands, Mama Mary’s and Victoria acquisitions, are deductible for income tax purposes.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable selling profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist.  See Note 6, “Goodwill and Other Intangible Assets.”

The following table sets forth the preliminary allocation of the Victoria acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed.  We anticipate completing the purchase price allocation during the fourth quarter of fiscal 2017.

Victoria Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$71,855
Total	$71,855

Preliminary Allocation:
Trademarks—unamortizable intangible assets	45,500
Goodwill	12,271
Property, plant and equipment	9,298
Inventory	5,729
Customer relationship intangibles—amortizable intangible assets	6,400
Long-term deferred income tax liabilities, net	(5,653)
Other working capital	(1,690)
Total	$71,855

-  67  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(3)Acquisitions (Continued)

The following table sets forth the preliminary allocation of the spices & seasonings acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed.  We anticipate completing the purchase price allocation during the fourth quarter of fiscal 2017.

Spices & Seasonings Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$366,932
Total	$366,932

Preliminary Allocation:
Goodwill	119,089
Customer relationship intangibles—amortizable intangible assets	89,250
Trademarks—unamortizable intangible assets	65,200
Property, plant and equipment	62,193
Inventory	49,571
Other liabilities	(17,502)	(1)
Other working capital	(869)
Total	$366,932

(1)

In connection with the spices & seasonings acquisition, we agreed to establish a defined benefit plan for certain employees transferred to B&G Foods and certain former employees of the acquired spices & seasonings business.  We also agreed to assume certain liabilities relating to the underfunded status of the former plan that such employees participated in prior to the acquisition.  At December 31, 2016, we recognized $17.5 million in “other liabilities” in the accompanying consolidated balance sheet to reflect our obligations with respect to the underfunded status of the defined benefit plan assets and liabilities transferred to us.

-  68  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(3)Acquisitions (Continued)

The following table sets forth the allocation of the Green Giant acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  During the third and fourth quarters of 2016, we recorded purchase price allocation adjustments by increasing goodwill and decreasing inventory by $7.2 million due to a change in our valuation of inventory as of the date of acquisition. During the fourth quarter of 2016, we recorded a purchase price allocation adjustment by increasing goodwill by $3.2 million and decreasing other working capital by $2.6 million due to a change in our estimated accrued expenses as of the date of acquisition and decreasing property, plant and equipment by $0.6 million due to a change our valuation of property, plant and equipment as of the date of acquisition.

Green Giant Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$822,786
Total	$822,786

Allocation:
Trademarks—unamortizable intangible assets	422,000
Inventory	232,522
Goodwill	94,593
Customer relationship intangibles—amortizable intangible assets	38,000
Property, plant and equipment	43,641
Seed technology intangibles—amortizable intangible assets	2,000
Other working capital	(9,970)
Total	$822,786

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

Mama Mary’s Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$51,025
Total	$51,025

Allocation:
Trademarks—unamortizable intangible assets	38,900
Goodwill	17,735
Customer relationship intangibles—amortizable intangible assets	4,800
Property, plant and equipment	1,900
Short-term deferred income tax assets	2,961
Other working capital	(19)
Long-term deferred income tax liabilities, net	(15,252)
Total	$51,025
-  69  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(3)Acquisitions (Continued)

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

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations presents our operations as if the spices & seasonings acquisition had occurred as of the beginning of fiscal 2015 and as if the Green Giant acquisition and Specialty Brands acquisitions had occurred as of the beginning of fiscal 2014.  In addition to including the results of operations of these acquisitions, the pro forma information gives effect to the interest on additional borrowings, the amortization of trademark, customer relationship and seed technology intangibles, and the issuance of shares of common stock. On an actual basis, the spices & seasonings business and Green Giant contributed $28.2 million and $506.7 million, respectively, of our aggregate $1,391.3 million of consolidated net sales for fiscal 2016. On an actual basis, Green Giant contributed $106.2 million of our aggregate $966.4 million of consolidated net sales for fiscal 2015 and Specialty Brands contributed $65.5 million of our aggregate net sales for fiscal 2014.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(dollars in thousands, except per share data)
Net sales	$1,606,162	$1,653,762	$1,455,076
Net income (loss)(1)	$129,712	$(54,710)	$60,928
Basic earnings (loss) per share(1)	$2.01	$(0.93)	$1.14
Diluted earnings (loss) per share(1)	$2.00	$(0.93)	$1.13

(1)	During the second quarter of 2015, General Mills recorded a $260 million impairment charge related to the Green Giant brand intangible asset.

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the spices & seasonings acquisition had occurred as of the beginning of fiscal 2015, and Green Giant and Specialty Brands acquisitions occurred as of the beginning of fiscal 2014, and is not intended to be a projection of future results.

-  70  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(3)Acquisitions (Continued)

Neither the Victoria nor the Mama Mary’s acquisition was material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(4)Inventories

Inventories consist of the following, as of the dates indicated (in thousands):

	December 31, 2016	January 2, 2016
Raw materials and packaging	$60,532	$32,143
Work-in-process	98,664	123,817
Finished goods	197,394	156,920
Total	$356,590	$312,880

(5)Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following as of the dates indicated (in thousands):

	December 31, 2016	January 2, 2016
Land	$11,682	$7,450
Buildings and improvements	102,043	69,924
Machinery and equipment	263,849	207,373
Office furniture and vehicles	22,477	18,973
Construction-in-progress	14,767	6,259
	414,818	309,979
Less: accumulated depreciation	(169,474)	(146,337)
Total	$245,344	$163,642

Depreciation expense was $23.5 million, $17.4 million and $14.7 million for fiscal 2016, 2015 and 2014, respectively.

(6)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	December 31, 2016			January 2, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$6,800	$1,662	$5,138	$12,056	$1,806	$10,250
Customer relationships	330,290	80,847	249,443	235,713	68,591	167,122
Seed technology	2,000	900	1,100	2,000	133	1,867
	$339,090	$83,409	$255,681	$249,769	$70,530	$179,239
Unamortizable Intangible Assets
Goodwill	$614,278			$473,145
Trademarks	$1,373,801			$1,263,101

Note:  The increases in the carrying amounts of unamortizable intangible assets during fiscal 2016 are attributable to the spices & seasonings and Victoria acquisitions and purchase accounting adjustments related to the Green Giant acquisition, partially offset by the impairment of the Rickland Orchards intangibles and purchase accounting adjustments related to the Mama Mary’s acquisition.

-  71  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(6)Goodwill and Other Intangible Assets (Continued)

During fiscal 2016, 2015 and 2014, we amortized $13.8 million, $11.3 million and $12.7 million, respectively, of the amortizable intangible assets. We expect to recognize $17.6 million, $17.3 million, $17.2 million, $17.1 million and $17.1 million of amortization expense in fiscal years 2017, 2018, 2019, 2020 and 2021, respectively.  See Note 3, “Acquisitions.”

Rickland Orchards.     During the second quarter of 2016, we discontinued the Rickland Orchards brand because there was not sufficient demand to warrant continued production.  Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $4.5 million and $0.9 million, respectively, which are recorded in “Impairment of intangible assets” in the accompanying consolidated statement of operations.

We also recorded a charge to cost of goods sold of approximately $0.8 million in connection with the write-off of raw material and finished goods inventory for the Rickland Orchards brand.

(7)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	December 31, 2016	January 2, 2016
Revolving credit loans:
Outstanding principal	$176,000	$40,000
Unamortized deferred financing costs	(2,703)	(3,822)
Revolving credit loans, net	173,297	36,178

Tranche A term loans due 2019:
Outstanding principal	233,640	273,750
Unamortized deferred financing costs	(1,012)	(1,797)
Unamortized discount	(262)	(465)
Tranche A term loans due 2019, net	232,366	271,488

Tranche B term loans due 2022:
Outstanding principal	640,110	750,000
Unamortized deferred financing costs	(10,546)	(14,232)
Unamortized discount	(2,719)	(3,669)
Tranche B term loans due 2022, net	626,845	732,099

4.625% senior notes due 2021:
Outstanding principal	700,000	700,000
Unamortized deferred financing costs	(6,725)	(8,244)
4.625% senior notes due 2021, net	693,275	691,756

Total long-term debt, net of unamortized financing costs and discount	1,725,783	1,731,521
Current portion of long-term debt	(10,515)	(33,750)
Long-term debt, net of unamortized financing costs and discount and excluding current portion	$1,715,268	$1,697,771

Senior Secured Credit Agreement.  On October 2, 2015, we amended and restated our existing senior secured credit agreement dated as of June 5, 2014.  The amendment provided for an incremental tranche B term loan facility to be made available under the credit agreement to finance a portion of the purchase price for the Green Giant acquisition.

-  72  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(7)Long-Term Debt (Continued)

On November 2, 2015, we funded the purchase price, inventory adjustment at closing, initial working capital requirements and related transaction fees and expenses for the Green Giant acquisition with additional revolving loans and $750.0 million of tranche B term loans under the credit agreement.  See Note 3, “Acquisitions.”  During the first quarter of 2016, we made an optional prepayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans using the proceeds of our March 2016 common stock offering.  See Note 11, “Capital Stock.”

At December 31, 2016, $233.6 million of tranche A term loans, $640.1 million of tranche B term loans and $176.0 million of revolving loans were outstanding under our credit agreement.

At December 31, 2016, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $322.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

The tranche A term loans are subject to principal amortization. $10.5 million is due and payable in fiscal 2017 and $76.9 million is due and payable in fiscal 2018.  The balance of all borrowings under the tranche A term loan facility, or $146.2 million, is due and payable at maturity on June 5, 2019.  The entire $640.1 million principal amount of tranche B term loans outstanding as of December 31, 2016, are due and payable at maturity on November 2, 2022.

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

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At December 31, 2016, the revolving credit facility and the tranche A term loan interest rates were approximately 2.74% and 2.76%, respectively.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 2.00%, and LIBOR plus an applicable margin of 3.00%. At December 31, 2016, the tranche B term loan interest rate was approximately 3.75%.

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

-  73  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(7)Long-Term Debt (Continued)

quarters.  As of December 31, 2016, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of December 31, 2016, we were in compliance with all of the covenants in the indenture governing the senior notes.

Subsidiary Guarantees.  We have no assets or operations independent of our direct and indirect subsidiaries.  All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt.  There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan.  See Note 17, “Guarantor and Non-Guarantor Financial Information.”

Deferred Debt Financing Costs.  During fiscal 2016, we did not capitalize debt financings costs.  During fiscal 2015, we capitalized $14.5 million of debt financing costs relating to the tranche B term loans, which are being amortized over the seven year scheduled term of the tranche B term loans.  During fiscal 2014, we also capitalized $5.6 million and $2.9 million of debt financing costs relating to the revolving credit facility and tranche A term loans, respectively, which are being amortized over the five year scheduled term of the revolving credit facility and tranche A term loans.

-  74  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(7)Long-Term Debt (Continued)

Loss on Extinguishment of Debt.  During the first quarter of 2016, we incurred a loss on extinguishment of debt in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. The loss on extinguishment includes the write-off of deferred debt financing costs of $2.2 million and the write-off of unamortized discount of $0.6 million. During fiscal 2015, we did not have any loss on extinguishment of debt.  Loss on extinguishment of debt for fiscal 2014 includes costs in connection with the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder.  The loss on extinguishment includes the write-off of deferred debt financing costs of $5.4 million, and the write-off of unamortized discount of $0.3 million.

Contractual Maturities.  As of December 31, 2016, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
2017	$10,515
2018	76,875
2019	322,250
2020	—
2021	700,000
Thereafter	640,110
Total	$1,749,750

Accrued Interest.  At December 31, 2016 and January 2, 2016, accrued interest of $5.0 million and $5.7 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(8)Fair Value Measurements

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

-  75  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(8)Fair Value Measurements (Continued)

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 31, 2016 and January 2, 2016 are as follows (in thousands):

	December 31, 2016				January 2, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	176,000		176,000	(1)	40,000		40,000	(1)
Tranche A term loans due 2019	233,378	(2)	232,795	(1)	273,285	(2)	272,381	(1)
Tranche B term loans due 2022	637,391	(3)	645,358	(1)	746,331	(3)	749,063	(1)
4.625% senior notes due 2021	700,000		714,000	(4)	700,000		691,250	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  At December 31, 2016 and January 2, 2016, the face amounts of the tranche A term loans were $233.6 million and $273.8 million, respectively.

(3)

The carrying values of the tranche B term loans are net of discount.  At December 31, 2016 and January 2, 2016, the face amounts of the tranche B term loans were $640.1 million and $750.0 million, respectively.

(4)	Fair values are estimated based on quoted market prices.

The following table summarizes the Level 3 activity during fiscal 2016, 2015 and 2014 (in thousands):

	December 31,	January 2,	January 3,
	2016	2016	2015
Balance at beginning of year	$—	$—	$7,774
Contingent consideration accretion expense	—	—	432
Gain on change in fair value of contingent consideration	—	—	(8,206)
Balance at end of quarter	$—	$—	$—

(9)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for fiscal 2016, 2015 and 2014 are as follows (in thousands):

	Amount Reclassified
	From AOCL			Affected Line Item in the
	December 31,	January 2,	January 3,	Statement Where Net Income
Details about AOCL Components	2016	2016	2015	(loss) is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$44	$44	$45	See (1) below
Amortization of unrecognized loss	454	803	—	See (1) below
	498	847	45	Total before tax
	(188)	(320)	(17)	Income tax expense
Total reclassification	$310	$527	$28	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 12, “Pension Benefits,” for additional information.

-  76  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(9)Accumulated Other Comprehensive Loss (Continued)

Changes in AOCL for fiscal 2016, 2015 and 2014 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 28, 2013	$(2,340)	$(131)	$(2,471)
Other comprehensive income (loss) before reclassifications	(8,475)	(116)	(8,591)
Amounts reclassified from AOCL	28	—	28
Net current period other comprehensive income (loss)	(8,447)	(116)	(8,563)
Balance at January 3, 2015	(10,787)	(247)	(11,034)
Other comprehensive income (loss) before reclassifications	1,548	(3,737)	(2,189)
Amounts reclassified from AOCL	527	—	527
Net current period other comprehensive income (loss)	2,075	(3,737)	(1,662)
Balance at January 2, 2016	(8,712)	(3,984)	(12,696)
Other comprehensive income (loss) before reclassifications	1,202	(8,180)	(6,978)
Amounts reclassified from AOCL	310	—	310
Net current period other comprehensive income (loss)	1,512	(8,180)	(6,668)
Balance at December 31, 2016	$(7,200)	$(12,164)	$(19,364)

(10)Income Taxes

The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
U.S.	$150,266	$120,168	$63,232
Foreign	26,800	1,071	545
Total	$177,066	$121,239	$63,777

Income tax expense (benefit) consists of the following (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Current:
Federal	$1,993	$19,534	$7,993
State	1,348	3,205	820
Foreign	8,110	258	153
Subtotal	11,451	22,997	8,966
Deferred:
Federal	50,587	20,729	13,330
State	6,229	8,725	525
Foreign	(626)	(302)	—
Subtotal	56,190	29,152	13,855
Total	$67,641	$52,149	$22,821

-  77  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(10)Income Taxes (Continued)

Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2016, 2015 and 2014 to income before income tax expense) as a result of the following:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit	2.9	3.0	1.8
Impact on deferred taxes from changes in state tax rates	1.0	5.9	—
Foreign income taxes	2.8	—	—
Permanent differences	(0.1)	(0.7)	—
Foreign tax credit	(3.1)	(0.2)	—
Other	(0.3)	—	(1.0)
Total	38.2%	43.0%	35.8%

In fiscal 2016, 2015 and 2014, changes in state apportionments or state tax laws impacted our blended state rate, resulting in a tax expense in fiscal 2016 and fiscal 2015 of $1.8 million and $7.2 million, respectively, and a tax benefit in fiscal 2014 of $0.1 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	January 2,
	2016	2016
Deferred tax assets:
Accounts receivable, principally due to allowance	$67	$38
Inventories, principally due to additional costs capitalized for tax purposes	3,097	2,781
Accruals and other liabilities	4,499	4,546
Net operating loss and tax credit carry forwards	9,516	2,311
Total gross deferred tax assets	17,179	9,676
Deferred tax liabilities:
Plant and equipment	(20,573)	(15,653)
Goodwill and other intangible assets	(303,015)	(237,866)
Prepaid expenses	(1,169)	(949)
Total gross deferred tax liabilities	(324,757)	(254,468)
Net deferred tax liability	$(307,578)	$(244,792)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, at December 31, 2016.  The amount of the deferred tax assets considered realizable, however, could be

-  78  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(10)Income Taxes (Continued)

reduced in the near term if estimates of future taxable income during future periods are reduced. The valuation allowance at December 31, 2016 and January 2, 2016 was $0.

At December 31, 2016 we had intangibles of $1,288.0 million for tax purposes, which are amortizable through 2031.

We operate in multiple taxing jurisdictions within the United States, Canada and Mexico and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters.  In August 2016, our company received notice that the IRS intends to conduct an audit of our 2014 tax year.  During the third and fourth quarter of 2016, we provided documents and information to the IRS in response to its questions.  Although the final resolution of the audit is uncertain, we believe that the ultimate disposition will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  Although we do not believe that we are otherwise currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire.  As of December 31, 2016, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2013 and forward
United States—States	2012 and forward
Canada	2012 and forward
Mexico	2015 and forward

As of December 31, 2016, we do not have any reserves for uncertain tax positions.  Our policy is to classify interest and penalties that result from any income tax uncertainties as income tax expense.

(11)Capital Stock

Voting Rights.  The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote.  The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

Dividends.  The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock.  In the event of any liquidation, dissolution or winding up of our company, common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock.  See Note 16, “Quarterly Financial Data (unaudited),” for dividends declared for each quarter of fiscal 2016 and 2015.

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

Stock Repurchases.  We did not repurchase any shares of common stock during fiscal 2016, 2015 or 2014.

-  79  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(11)Capital Stock (Continued)

August 2016 Common Stock Offering.  On August 12, 2016, we completed an underwritten public offering of 3,750,000 shares of our common stock at a price to the public of $49.00 per share. The proceeds of the offering were $179.9 million, after deducting underwriting discounts and commissions and other offering expenses. The offering was made by means of a prospectus and related prospectus supplement included as part of a new shelf registration statement filed with the SEC. We used the net proceeds of the offering to fund a portion of the purchase price for the spices & seasonings acquisition. See Note 3, “Acquisitions.”

March 2016 Common Stock Offering.  On March 15, 2016, we completed an underwritten public offering of 4,600,000 shares of our common stock at a price to the public of $33.55 per share. The proceeds of the offering were $152.0 million, after deducting underwriting discounts and commissions and other offering expenses. The offering was made by means of a prospectus and related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC. We used the net proceeds of the offering to repay a portion of our long-term debt. See Note 7, “Long-Term Debt.”

May 2015 Common Stock Offering.  In May 2015, we completed an underwritten public offering of 4,200,000 shares of our common stock at a price to the public of $30.60 per share.  The proceeds of the offering were approximately $126.2 million, after deducting underwriting discounts and commissions and other offering expenses.  The offering was made by means of a prospectus and related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC.  We used the net proceeds of the offering to repay a portion of our long-term debt, to pay the purchase price and related transaction costs for the Mama Mary’s acquisition and for general corporate purposes.  See Note 3, “Acquisitions.”

(12)Pension Benefits

As of December 31, 2016, we had four defined benefit pension plans covering approximately one third of our employees. The benefits are based on years of service and the employee’s compensation, as defined.

-  80  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(12)Pension Benefits (Continued)

The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets.  We used December 31, 2016 and January 2, 2016 measurement dates for fiscal 2016 and 2015, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost (in thousands):

	December 31,	January 2,
	2016	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$66,384	$66,727
Actuarial (gain) loss	(249)	(4,589)
Service cost	3,325	3,909
Interest cost	2,717	2,577
Benefits paid	(1,752)	(1,415)
Curtailments	—	(825)
Projected benefit obligation at end of year	70,425	66,384
Change in plan assets:
Fair value of plan assets at beginning of year	66,534	63,163
Actual gain on plan assets	6,115	1,286
Employer contributions	3,500	3,500
Benefits paid	(1,752)	(1,415)
Fair value of plan assets at end of year	74,397	66,534
Net amount recognized:
Other assets	$3,972	$865
Other long-term liabilities	—	(715)
Funded status at the end of the year	$3,972	$150
Amount recognized in accumulated other comprehensive loss consists of:
Prior service cost	$(37)	$(82)
Actuarial loss	(11,202)	(13,586)
Deferred taxes	4,039	4,956
Accumulated other comprehensive loss	$(7,200)	$(8,712)

The accumulated benefit obligations of the three plans were $64.0 million and $59.6 million at December 31, 2016 and January 2, 2016, respectively. The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 31,	January 2,
	2016	2016
Accumulated benefit obligation	$—	$5,842
Fair value of plan assets	$—	$5,780

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal 2017 are as follows (in thousands):

Prior service cost	$36
Actuarial loss	293
$329

-  81  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(12)Pension Benefits (Continued)

	December 31,	January 2,
	2016	2016
Weighted-average assumptions:
Discount rate	4.039%	4.225%
Rate of compensation increase	3.00%	3.00%
Expected long-term rate of return	6.50%	6.50%

The discount rate used to determine year-end fiscal 2016 and fiscal 2015 pension benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve.  This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

Net periodic pension cost includes the following components (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Service cost—benefits earned during the period	$3,325	$3,909	$2,940
Interest cost on projected benefit obligation	2,717	2,577	2,387
Expected return on plan assets	(4,434)	(4,214)	(4,347)
Amortization of unrecognized prior service cost	44	44	45
Amortization of unrecognized loss	454	803	—
Net periodic pension cost	$2,106	$3,119	$1,025

The asset allocation for our pension plans at the end of fiscal 2016 and fiscal 2015, and the target allocation for fiscal 2016, by asset category, follows.

-  82  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(12)Pension Benefits (Continued)

Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan
		Assets at Year End
	Target	December 31,	January 2,
Asset Category	Allocation	2016	2016
Equity securities	75%	69%	80%
Fixed income securities	25%	27%	15%
Other	—	4%	5%
Total	100%	100%	100%

The general investment objective of each of the pension plans is to grow the plan assets in relation to the plan liabilities while prudently managing the risk of a decrease in the plan’s assets relative to those liabilities.  To meet this objective, our management has adopted the above target allocations that it reconsiders from time to time as circumstances change.  The actual plan asset allocations may be within a range around these targets.  The actual asset allocations are reviewed and rebalanced on a periodic basis.

The fair values of our pension plan assets at December 31, 2016 and January 2, 2016, utilizing the fair value hierarchy discussed in Note 8, “Fair Value Measurements” follow (in thousands):

	December 31, 2016		January 2, 2016
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$3,286	$—	$3,558	$—
Equity securities:
U.S. mutual funds	26,179	—	28,728	—
Foreign mutual funds	1,390	—	1,143	—
U.S. common stocks	12,582	—	15,716	—
Foreign common stocks	10,585	—	7,723	—
Fixed income securities:
U.S. mutual funds	20,375	—	9,666	—
Total	$74,397	$—	$66,534	$—

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return.  The investments are further diversified within each asset classification.  The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance.  Of the $12.6 million of U.S. common stocks in the investment portfolio at the end of fiscal 2016, $7.2 million was invested in B&G Foods’ common stock.  Of the $15.7 million of U.S. common stocks in the investment portfolio at the end of fiscal 2015, $5.8 million was invested in B&G Foods’ common stock.

-  83  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(12)Pension Benefits (Continued)

Information about the expected cash flows for the pension plan follows (in thousands):

Pension Payments
Benefit payments:
2017	$2,000
2018	2,262
2019	2,592
2020	2,802
2021	3,080
2022 to 2026	18,868

We currently anticipate making contributions of approximately $3.5 million to our pension plans in fiscal 2017.

We also sponsor defined contribution plans covering substantially all of our employees. Employees may contribute to these plans and these contributions are matched by us at varying amounts. Contributions for the matching component of these plans amounted to $1.1 million for fiscal 2016 and $1.0 million for each of fiscal 2015 and 2014.

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

B&G Foods made contributions to the plan of $0.8 million, $0.8 million and $1.0 million, in fiscal 2016, 2015 and 2014, respectively. In each of fiscal 2016, 2015 and 2014, we paid less than $0.1 million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2017 assuming consistent hours are worked.  These contributions represented less than five percent of total contributions made to the plan.

Spices & Seasonings Acquisition.  In connection with the spices & seasonings acquisition, we agreed to establish a defined benefit plan for certain employees transferred to us and certain former employees of the acquired spices & seasonings business.  We also agreed to assume certain liabilities relating to the underfunded status of the former plan that such employees participated in prior to the acquisition.  At December 31, 2016, we recognized $17.5 million in “other liabilities” in the accompanying consolidated balance sheet to reflect our obligations with respect to the underfunded status of the defined benefit plan assets and liabilities transferred to us.

-  84  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(13)Commitments and Contingencies

Operating Leases.  We have several noncancelable operating leases, primarily for our corporate headquarters, certain of our manufacturing facilities, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance.  Total rental expense for our operating leases was $9.1 million, $8.0 million and $7.3 million, for fiscal 2016, 2015 and 2014, respectively.

As of December 31, 2016, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2017	$8,302
2018	7,535
2019	7,388
2020	6,539
2021	4,292
Thereafter	77
Total	$34,133

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2016, 2015 or 2014 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of December 31, 2016, approximately 1,573 of our 2,590 employees, or 60%, were covered by collective bargaining agreements, of which approximately 80 were covered by a collective bargaining agreement expiring within the next 12 months.  Our collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO, Local No. 334 that covers certain employees at our Portland, Maine manufacturing facility is scheduled to expire on April 29, 2017.  We began negotiations for a new collective bargaining agreement during the first quarter of 2017.  While we believe that our relations with our union employees are good, we cannot be certain that we will be able to negotiate a new collective bargaining agreement for the Portland, Maine manufacturing facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages.  At this time, however, management does not expect the outcome of these negotiations to have a material adverse effect on our business, financial condition or results of operations.  None of our other collective bargaining agreements is scheduled to expire within one year.

-  85  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(13)Commitments and Contingencies (Continued)

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

The cost impact of this recall during fiscal 2014 (not including lost sales during the period of time production and distribution of the affected products were suspended), net of insurance recoveries of $5.0 million (received in fiscal 2015), was $12.8 million, of which $4.1 million was recorded as a decrease in net sales related to customer refunds; $8.2 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.5 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs

The charges we recorded are based upon costs incurred to date. There was no cost impact of this recall during fiscal 2016, and we do not expect future expenses, if any, to be material.  During fiscal 2015, we recovered $5.0 million of insurance proceeds.

(14)Incentive Plans

Annual Bonus Plan.  Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company’s attainment of pre-set annual financial objectives and individual performance.  Awards are normally paid in cash in a lump sum following the close of each plan year.  At December 31, 2016 and January 2, 2016, accrued expenses in the accompanying consolidated balance sheets include an accrual for the annual bonus plan of $10.1 million and $7.0 million, respectively.

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

The 2008 Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. Subject to adjustment as provided in the plan, the total number of shares of common stock available for awards under the plan is 4,500,000, of which 2,497,028 were available for future issuance as of December 31, 2016.

-  86  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(14)Incentive Plans (Continued)

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

The following table details the activity in our performance share LTIAs for fiscal 2016:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2016	368,274	$26.16
Granted	173,646	$29.04
Vested	(101,094)	$28.24
Forfeited	(4,272)	$28.00
End of fiscal 2016	436,554	$26.81

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

-  87  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(14)Incentive Plans (Continued)

Stock Options.

The following table details our stock option activity for fiscal 2016:

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2016	501,698	$30.20
Granted	218,491	$34.99
Exercised	—	—
Forfeited	(5,609)	$33.28
Outstanding at end of fiscal 2016	714,580	$31.65	8.3	$6,924
Exercisable at end of fiscal 2016	1,300	$27.77	0.5	$18

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

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Weighted average grant date fair value	$5.26	$6.00	$6.74
Expected volatility	27.7%	36.0%	34.8%
Expected term	5.5 - 6.5 years	6.5 years	6.5 years
Risk-free interest rate	1.5% - 1.7%	1.6% - 1.9%	1.9%
Dividend yield	3.9% - 4.9%	4.7% - 4.9%	4.4%

Non-Employee Director Grants.  Each of our non-employee directors receives an annual grant of common stock as part of his or her non-employee director compensation. These shares fully vest when issued.  In addition, each of our non-employee directors is given the option to receive all or a portion of his or her annual board service fee in cash or an equivalent amount of stock options.  Such stock options are reflected in the information provided above under “Stock Options.”

-  88  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(14)Incentive Plans (Continued)

The following table details the number of shares of common stock issued by our company during fiscal 2016, 2015 and 2014 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share based compensation:

	December 31,	January 2,	January 3,
	2016	2016	2015
Number of performance shares vested	101,094	153,194	342,576
Shares withheld to fund statutory minimum tax withholding	37,596	58,242	138,799
Shares of common stock issued for performance share LTIAs	63,498	94,952	203,777
Shares of common stock issued to non-employee directors for annual equity grants	16,072	18,095	14,010
Total shares of common stock issued	79,570	113,047	217,787
Excess tax benefit recorded to additional paid in capital	$343	$539	$2,356

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2016	Fiscal 2015	Fiscal 2014
Compensation expense included in cost of goods sold	$1,060	$1,420	$1,075
Compensation expense included in selling, general and administrative expenses	4,738	4,397	1,160
Total compensation expense for share-based payments	$5,798	$5,817	$2,235

As of December 31, 2016, there was $4.3 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next two fiscal years and $1.7 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next three fiscal years.

(15)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014 (7)
Brand(1):
Green Giant (2)	$506,679	$106,173	$—
Ortega	142,093	145,840	134,374
Pirate Brands	84,918	81,715	82,563
Maple Grove Farms of Vermont	72,799	77,724	79,177
Cream of Wheat	62,178	62,342	62,494
Mrs. Dash	60,653	63,210	64,105
Bear Creek Country Kitchens(3)	52,787	53,865	41,432
Las Palmas	39,159	36,729	35,121
Mama Mary's(4)	35,778	18,358	—
Polaner	34,299	33,813	36,136
New York Style	33,132	23,315	28,075

-  89  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

Spices & Seasonings(5)	28,171	—	—
All other brands(6)	238,611	263,274	284,540
Total	$1,391,257	$966,358	$848,017

(1)

Table includes net sales for each of our brands whose fiscal 2016 net sales equaled or exceeded 2% of our total fiscal 2016 net sales and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.

(2)	We completed the Green Giant acquisition on November 2, 2015.
(3)	We completed the Specialty Brands acquisition, including the Bear Creek Country Kitchens brand, on April 23, 2014.
(4)	We completed the Mama Mary’s acquisition on July 10, 2015.
(5)	We completed the spices & seasonings acquisition on November 21, 2016.
(6)

Fiscal 2016 net sales for “all other brands” has been impacted by the Victoria acquisition, which was completed on December 2, 2016. Fiscal 2014 net sales for “all other brands” has been impacted by the acquisition of the Spring Tree,  Cary’s,  MacDonald’s,  New York Flatbreads and Canoleo brands acquired as part of the Specialty Brands acquisition, which was completed on April 23, 2014.

(7)	Fiscal 2016 and fiscal 2015 contained 52 weeks and fiscal 2014 contained 53 weeks.

(16)Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, expect per share data)
Net sales
2016	$352,978	$306,376	$318,247	$413,656
2015	$217,122	$193,645	$213,300	$342,291
Gross profit
2016	$115,915	$109,715	$115,426	$106,906
2015	$67,397	$62,008	$71,596	$88,563
Net income
2016	$33,196	$30,251	$32,410	$13,568
2015	$19,567	$18,748	$19,815	$10,960
Basic and diluted earnings per share
2016	$0.56	$0.48	$0.50	$0.20
2015	$0.36	$0.33	$0.34	$0.19
Cash dividends declared per share
2016	$0.42	$0.42	$0.42	$0.47
2015	$0.34	$0.34	$0.35	$0.35

Earnings per share were computed individually for each of the quarters presented using the weighted average number of shares outstanding during each quarterly period, while earnings per share for the full year were computed using the weighted average number of shares outstanding during the full year; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the full year

(17)Guarantor and Non-Guarantor Financial Information

As further discussed in Note 7, “Long-Term Debt,” our obligations under the senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this note as the guarantor subsidiaries.  Our foreign subsidiaries, which we refer to in this note as the non-guarantor subsidiaries, do not guarantee the senior notes.

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of December 31, 2016 and January 2, 2016, the related condensed consolidating statement of operations for the
-  90  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

fiscal years ended December 31, 2016 and January 2, 2016, and the related condensed consolidating statement of cash flows for the fiscal years ended December 31, 2016 and January 2, 2016, for:

1.B&G Foods, Inc. (the Parent),

2.the guarantor subsidiaries,

3.the non-guarantor subsidiaries, and

4.the Parent and all of its subsidiaries on a consolidated basis.

-  91  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(17)Guarantor and Non-Guarantor Financial Information (Continued)

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

Condensed Consolidating Balance Sheet

As of December 31, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$25,119	$3,714	$—	$28,833
Trade accounts receivable, net	—	111,350	7,915	—	119,265
Inventories, net	—	309,584	47,006	—	356,590
Prepaid expenses and other current assets	—	20,296	6,103	—	26,399
Income tax receivable	—	10,780	7	—	10,787
Deferred income taxes	—	7,036	866	—	7,902
Intercompany receivables	—	—	12,183	(12,183)	—
Total current assets	—	484,165	77,794	(12,183)	549,776

Property, plant and equipment, net	—	211,843	33,501	—	245,344
Goodwill	—	614,278	—	—	614,278
Other intangibles, net	—	1,629,482	—	—	1,629,482
Other assets	—	4,612	13	—	4,625
Investments in subsidiaries	2,563,305	96,187	—	(2,659,492)	—
Total assets	$2,563,305	$3,040,567	$111,308	$(2,671,675)	$3,043,505

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$88,668	$9,365	$—	$98,033
Accrued expenses	—	60,957	1,436	—	62,393
Current portion of long-term debt	10,515	—	—	—	10,515
Income tax payable	—	—	3,875	—	3,875
Dividends payable	30,879	—	—	—	30,879
Intercompany payables	—	11,738	445	(12,183)	—
Total current liabilities	41,394	161,363	15,121	(12,183)	205,695

Long-term debt	1,736,254	(20,986)	—	—	1,715,268
Other liabilities	—	21,405	—	—	21,405
Deferred income taxes	—	315,480	—	—	315,480
Total liabilities	1,777,648	477,262	15,121	(12,183)	2,257,848

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	664	—	—	—	664
Additional paid-in capital	387,699	2,168,236	86,833	(2,255,069)	387,699
Accumulated other comprehensive loss	(19,364)	(19,364)	(12,164)	31,528	(19,364)
Retained earnings	416,658	414,433	21,518	(435,951)	416,658
Total stockholders’ equity	785,657	2,563,305	96,187	(2,659,492)	785,657
Total liabilities and stockholders’ equity	$2,563,305	$3,040,567	$111,308	$(2,671,675)	$3,043,505

-  92  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(17)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet

As of January 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$1,964	$3,282	$—	$5,246
Trade accounts receivable, net	—	63,890	5,822	—	69,712
Inventories, net	—	277,432	35,448	—	312,880
Prepaid expenses and other current assets	—	53,242	14,275	—	67,517
Income tax receivable	—	2,611	7	(104)	2,514
Deferred income taxes	—	5,116	303	(127)	5,292
Intercompany receivables	—	4,659	—	(4,659)	—
Total current assets	—	408,914	59,137	(4,890)	463,161

Property, plant and equipment, net	—	128,227	35,415	—	163,642
Goodwill	—	473,145	—	—	473,145
Other intangibles, net	—	1,442,340	—	—	1,442,340
Other assets	—	1,332	—	—	1,332
Investments in subsidiaries	2,237,593	85,074	—	(2,322,667)	—
Total assets	$2,237,593	$2,539,032	$94,552	$(2,327,557)	$2,543,620

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$45,646	$3,947	$—	$49,593
Accrued expenses	—	30,465	872	(104)	31,233
Current portion of long-term debt	33,750	—	—	—	33,750
Income tax payable	—	—	—	—	—
Dividends payable	20,292	—	—	—	20,292
Intercompany payables	—	—	4,659	(4,659)	—
Total current liabilities	54,042	76,111	9,478	(4,763)	134,868

Long-term debt	1,725,866	(28,095)	—	—	1,697,771
Other liabilities	—	3,212	—	—	3,212
Deferred income taxes	—	250,211	—	(127)	250,084
Total liabilities	1,779,908	301,439	9,478	(4,890)	2,085,935

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	580	—	—	—	580
Additional paid-in capital	162,568	1,945,281	86,833	(2,032,114)	162,568
Accumulated other comprehensive loss	(12,696)	(12,696)	(3,984)	16,680	(12,696)
Retained earnings	307,233	305,008	2,225	(307,233)	307,233
Total stockholders’ equity	457,685	2,237,593	85,074	(2,322,667)	457,685
Total liabilities and stockholders’ equity	$2,237,593	$2,539,032	$94,552	$(2,327,557)	$2,543,620

-  93  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(17)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income

Year Ended December 31, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,300,569	$139,023	$(48,335)	$1,391,257
Cost of goods sold	—	887,163	104,467	(48,335)	943,295
Gross profit	—	413,406	34,556	—	447,962

Operating expenses:
Selling, general and administrative expenses	—	167,003	7,756	—	174,759
Amortization expense	—	13,803	—	—	13,803
Impairment of intangible assets	—	5,405	—		5,405
Operating income	—	227,195	26,800	—	253,995

Other income and expenses:
Interest expense, net	—	74,456	—	—	74,456
Loss on extinguishment of debt	—	2,836	—	—	2,836
Other expense (income)	—	(363)	—	—	(363)
Income before income tax expense	—	150,266	26,800	—	177,066
Income tax expense	—	60,134	7,507	—	67,641
Equity in earnings of subsidiaries	109,425	19,293	—	(128,718)	—
Net income	$109,425	$109,425	$19,293	$(128,718)	$109,425
Comprehensive income	$102,757	$107,913	$11,113	$(119,026)	$102,757

Condensed Consolidating Statements of Operations and Comprehensive Income

Year Ended January 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$934,260	$36,365	$(4,267)	$966,358
Cost of goods sold	—	647,256	33,805	(4,267)	676,794
Gross profit	—	287,004	2,560	—	289,564

Operating expenses:
Selling, general and administrative expenses	—	104,449	1,490	—	105,939
Amortization expense	—	11,255	—	—	11,255
Impairment of intangible assets	—	—	—	—	—
Operating income	—	171,300	1,070	—	172,370

Other income and expenses:
Interest expense, net	—	51,131	—	—	51,131
Loss on extinguishment of debt	—	—	—	—	—
Other expense (income)	—	—	—	—	—
Income before income tax expense	—	120,169	1,070	—	121,239
Income tax expense	—	52,236	(87)	—	52,149
Equity in earnings of subsidiaries	69,090	1,157	—	(70,247)	—
Net income	$69,090	$69,090	$1,157	$(70,247)	$69,090
Comprehensive income (loss)	$67,428	$67,428	$(2,580)	$(64,848)	$67,428

-  94  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(17)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$263,388	$26,273	$—	$289,661

Cash flows from investing activities:
Capital expenditures	—	(33,847)	(8,571)	—	(42,418)
Payments for acquisition of businesses, net of cash acquired	—	(438,787)	—	—	(438,787)
Net cash used in investing activities	—	(472,634)	(8,571)	—	(481,205)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Repayments of borrowings under revolving credit facility	(99,000)	—	—	—	(99,000)
Borrowings under revolving credit facility	235,000	—	—	—	235,000
Proceeds from issuance of common stock, net	331,879	—	—	—	331,879
Dividends paid	(100,807)	—	—	—	(100,807)
Excess tax benefits from share-based compensation	—	343	—	—	343
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,410)	—	—	(1,410)
Intercompany transactions	(217,072)	233,468	(16,396)	—	—
Net cash provided by financing activities	—	232,401	(16,396)	—	216,005
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(874)	—	(874)
Net increase in cash and cash equivalents	—	23,155	432	—	23,587
Cash and cash equivalents at beginning of year	—	1,964	3,282	—	5,246
Cash and cash equivalents at end of period	$—	$25,119	$3,714	$—	$28,833

Condensed Consolidating Statement of Cash Flows

Year Ended January 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$137,330	$(8,851)	$—	$128,479

Cash flows from investing activities:
Capital expenditures	—	(18,209)	(365)	—	(18,574)
Payments for acquisition of businesses, net of cash acquired	—	(796,524)	(77,287)	—	(873,811)
Net cash used in investing activities	—	(814,733)	(77,652)	—	(892,385)

Cash flows from financing activities:
Repayments of long-term debt	(18,750)	—	—	—	(18,750)
Proceeds from issuance of long-term debt	746,250	—	—	—	746,250
Repayments of borrowings under revolving credit facility	(164,000)	—	—	—	(164,000)
Borrowings under revolving credit facility	170,000	—	—	—	170,000
Proceeds from issuance of common stock, net	126,230	—	—	—	126,230
Dividends paid	(76,528)	—	—	—	(76,528)
Excess tax benefits from share-based compensation	—	539	—	—	539
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,750)	—	—	(1,750)
Debt financing costs	—	(14,547)	—	—	(14,547)
Intercompany transactions	(783,202)	693,687	89,515	—	—
Net cash provided by financing activities	—	677,929	89,515	—	767,444
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	218	—	218
Net increase in cash and cash equivalents	—	526	3,230	—	3,756
Cash and cash equivalents at beginning of year	—	1,438	52	—	1,490
Cash and cash equivalents at end of period	$—	$1,964	$3,282	$—	$5,246

-  95  -

B&G FOODS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, January 2, 2016 and January 3, 2016

(18)Restructuring

During the third and fourth quarters of fiscal 2016, we closed our Spartanburg, South Carolina manufacturing and warehouse facilities and moved our Mama Mary’s operations to our manufacturing facility in Yadkinville, North Carolina.  This decision is consistent with our ongoing efforts to reduce excess production capacity, improve productivity and operating efficiencies and reduce overall costs.  In connection with the restructuring, we recorded a charge for employee severance and other employee costs of approximately $0.8 million during the third quarter of 2016 and a non-cash write-off of equipment of approximately $0.3 million during the fourth quarter of 2016.

-  96  -

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to
	beginning of	costs and	other accounts—	Deductions—		Balance at
Description	period	expenses	describe	describe		end of period
Year ended January 3, 2015:
Allowance for doubtful accounts and discounts	$1,081	$21	—	$97	(a)	$1,005
Year ended January 2, 2016:
Allowance for doubtful accounts and discounts	$1,005	$178	—	$16	(a)	$1,167
Year ended December 31, 2016:
Allowance for doubtful accounts and discounts	$1,167	$559	—	$7	(a)	$1,719

(a)	Represents bad-debt write-offs.

-  97  -

Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended, our management, including our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework of Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

We have excluded the spices & seasonings business and Victoria from our evaluation of internal control over financial reporting as of December 31, 2016, because we acquired the spices & seasonings business and Victoria during 2016. The total assets and total net sales of the spices & seasonings business and Victoria represent 16.1% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 31, 2016.

Changes in Internal Control over Financial Reporting.

As required by Rule 13a‑15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change in our internal control over financial reporting occurred during the last quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on

-  98  -

that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change in our internal control over financial reporting during the last quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Our company’s management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information.

None.

-  99  -

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Corporate Governance,” “Proposal 1—Election of Directors,” “Our Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” included in our definitive proxy statement to be filed on or before May 1, 2017, relating to the 2017 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation” and “Compensation Discussion and Analysis” included in our definitive proxy statement to be filed on or before May 1, 2017, relating to the 2017 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes information, as of December 31, 2016, relating to the 2008 Omnibus Incentive Compensation Plan, which was approved by the company’s stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash‑based awards to employees, non‑employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
	warrants and rights		warrants and rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,151,134	(1)	$31.65	(2)	1,345,894	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,151,134	(1)	$31.65	(2)	1,345,894	(1)

(1)

Includes 714,580 stock options and 436,554 performance share long‑term incentive awards (LTIAs) (for the 2014 to 2016, 2015 to 2017 and 2016 to 2018 performance periods) outstanding as of December 31, 2016, under the 2008 Omnibus Incentive Compensation Plan. For the performance share LTIAs, includes the maximum number of shares (i.e., 200% of the target number of shares) of common stock that may be issued under the 2008 Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance‑based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan. 68,160 shares of common stock (which is net of 42,368 shares withheld for minimum statutory tax withholding) were issued in February 2017 in respect of the 2014 to 2016 performance share LTIAs.

-  100  -

(2)

Reflects the weighted average exercise price of 714,580 stock options outstanding under the 2008 Omnibus Incentive Compensation Plan. 436,554 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

The remaining information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before May 1, 2017, relating to the 2017 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement to be filed on or before May 1, 2017, relating to the 2017 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm Fees” included in our definitive proxy statement to be filed on or before May 1, 2017, relating to the 2017 annual meeting of stockholders, which information is incorporated herein by reference.

-  101  -

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

-  102  -

EXHIBIT NO.	DESCRIPTION

2.1

Amended and Restated Purchase Agreement, dated as of April 23, 2014, among American Capital Equity I, LLC, American Capital Equity II, LP, American Capital, Ltd., Walter McKenna, Donna Halk, Dominique Bastien, BCCK Holdings, Inc., American Capital Ltd., as Sellers’ Representative, and B&G Foods North America, Inc. (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8‑K filed April 28, 2014, and incorporated by reference herein)

2.2

Asset Purchase Agreement, dated as of September 2, 2015, among General Mills, Inc., B&G Foods North America, Inc., and B&G Foods, Inc. (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8‑K filed September 3, 2015, and incorporated by reference herein)

2.3

Asset Purchase Agreement, dated as of September 21, 2016, among ACH Food Companies, Inc., B&G Foods North America, Inc., B&G Foods, Inc. and Associated British Foods PLC (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8-K filed September 21, 2016, and incorporated by reference herein)

3.1

Second Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8‑K filed on August 13, 2010, and incorporated by reference herein)

3.2

Bylaws of B&G Foods, Inc., as amended and restated through February 27, 2013 (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8‑K filed on March 4, 2013, and incorporated by reference herein)

4.1

Indenture, dated as of June 4, 2013, between B&G Foods, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8‑K filed on June 4, 2013, and incorporated by reference herein)

4.2

First Supplemental Indenture, dated as of June 4, 2013, among B&G Foods, Inc., B&G Foods North America, Inc., B&G Foods Snacks, Inc., William Underwood Company, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.625% senior notes due 2021 (Filed as Exhibit 4.2 to B&G Foods’ Current Report on Form 8‑K filed on June 4, 2013, and incorporated by reference herein)

4.3	Form of 4.625% Senior Note due 2021 (included in Exhibit 4.2)

4.4	Form of stock certificate for common stock (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8‑K filed on August 13, 2010, and incorporated by reference herein)

10.1

Amended and Restated Credit Agreement, dated as of October 2, 2015, among B&G Foods, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent and collateral agent, with certain financial institutions as joint lead arrangers, joint bookrunners, co‑documentation agents and co‑syndication agents. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8‑K filed on November 6, 2016, and incorporated by reference herein)

10.2

Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., B&G Foods North America, Inc., B&G Foods Snacks, Inc., BCCK Holdings, Inc., Bear Creek Country Kitchens, LLC, Pirate Brands, LLC, Rickland Orchards LLC, Specialty Brands of America, Inc. and William Underwood Company, and each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8‑K filed on June 9, 2014, and incorporated by reference herein)

10.3

Second Amended and Restated Employment Agreement, dated as of December 11, 2014, between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8‑K filed on December 16, 2014, and incorporated by reference herein)

-  103  -

EXHIBIT NO.	DESCRIPTION
10.4

Amended and Restated Employment Agreement by and between Vanessa E. Maskal and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8‑K filed on January 6, 2009, and incorporated by reference herein)

10.5

Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8‑K filed on January 6, 2009, and incorporated by reference herein)

10.6

Employment Agreement, dated as of August 6, 2009, between William F. Herbes and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8‑K filed on August 10, 2009, and incorporated by reference herein)

10.7

Employment Agreement, dated as of March 5, 2010, between William H. Wright and B&G Foods, Inc. (Filed as Exhibit 10.12 to B&G Foods’ Annual Report on Form 10‑K filed on March 1, 2011, and incorporated by reference herein)

10.8

Employment Agreement, dated as of January 4, 2016, between Eric H. Hart and B&G Foods, Inc. (filed as Exhibit 10.9 to B&G Foods’ Annual Report on Form 10-K filed on March 2, 2016, and incorporated by reference herein)

10.9

Form of B&G Foods, Inc. Performance Share Long‑Term Incentive Award Agreement (Filed as Exhibit 10.11 to B&G Foods’ Annual Report on Form 10‑K filed on February 26, 2014, and incorporated by reference herein)

10.10

Form of B&G Foods, Inc. Stock Option Agreement (Non‑Qualified Stock Option) (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8‑K filed on December 16, 2014, and incorporated by reference herein)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of B&G Foods, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101.1

The following financial information from B&G Foods’ Annual Report for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

Item 16. Form 10-K Summary.

None.

-  104  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 1, 2017	B&G FOODS, INC.

	By:	/s/ Thomas P. Crimmins
Thomas P. Crimmins Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stephen C. Sherrill	Chairman of the Board of Directors	March 1, 2017
Stephen C. Sherrill

/s/ Robert C. Cantwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
Robert C. Cantwell

/s/ DeAnn Brunts	Director	March 1, 2017
DeAnn Brunts

/s/ Charles F. Marcy	Director	March 1, 2017
Charles F. Marcy

/s/ Dennis M. Mullen	Director	March 1, 2017
Dennis M. Mullen

/s/ Cheryl M. Palmer	Director	March 1, 2017
Cheryl M. Palmer

/s/ Alfred Poe	Director	March 1, 2017
Alfred Poe

/s/ David L. Wenner	Director	March 1, 2017
David L. Wenner

-  105  -