Form 10-Q
period 2017-04-01
B&G Foods, Inc.
filed 2017-05-09
CIK 1278027

As filed with the Securities and Exchange Commission on May 9, 2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2017

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 4, 2017, the registrant had 66,474,474 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

-  i  -

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$31,801	$28,833
Trade accounts receivable, net	148,341	119,265
Inventories	359,839	356,590
Prepaid expenses and other current assets	29,453	26,399
Income tax receivable	3,789	10,787
Total current assets	573,223	541,874

Property, plant and equipment, net of accumulated depreciation of $177,165 and $169,474	248,645	245,344
Goodwill	615,770	614,278
Other intangibles, net	1,624,059	1,629,482
Other assets	4,048	4,625
Deferred income taxes	960	7,902
Total assets	$3,066,705	$3,043,505

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$76,675	$98,033
Accrued expenses	52,834	62,393
Current portion of long-term debt	—	10,515
Income tax payable	4,812	3,875
Dividends payable	30,911	30,879
Total current liabilities	165,232	205,695

Long-term debt	1,769,606	1,715,268
Other liabilities	22,178	21,405
Deferred income taxes	318,722	315,480
Total liabilities	2,275,738	2,257,848
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 66,474,474 and 66,406,314 shares issued and outstanding as of April 1, 2017 and December 31, 2016	665	664
Additional paid-in capital	355,967	387,699
Accumulated other comprehensive loss	(15,087)	(19,364)
Retained earnings	449,422	416,658
Total stockholders’ equity	790,967	785,657
Total liabilities and stockholders’ equity	$3,066,705	$3,043,505

See Notes to Consolidated Financial Statements.

-  1  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 1,	April 2,
	2017	2016
Net sales	$417,874	$352,978
Cost of goods sold	291,088	237,063
Gross profit	126,786	115,915

Operating expenses:
Selling, general and administrative expenses	53,634	39,638
Amortization expense	4,472	3,408
Operating income	68,680	72,869

Other income and expenses:
Interest expense, net	19,647	19,135
Loss on extinguishment of debt	118	2,836
Other income	(2,144)	(1,929)
Income before income tax expense	51,059	52,827
Income tax expense	18,295	19,631
Net income	$32,764	$33,196

Weighted average shares outstanding:
Basic	66,474	59,001
Diluted	66,784	59,103

Basic and diluted earnings per share	$0.49	$0.56

Cash dividends declared per share	$0.465	$0.420

See Notes to Consolidated Financial Statements.

-  2  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1,	April 2,
	2017	2016
Net income	$32,764	$33,196

Other comprehensive income:
Foreign currency translation adjustments	4,226	2,153
Amortization of unrecognized prior service cost and pension deferrals, net of tax	51	89
Other comprehensive income	4,277	2,242
Comprehensive income	$37,041	$35,438

See Notes to Consolidated Financial Statements.

-  3  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1,	April 2,
	2017	2016
Cash flows from operating activities:
Net income	$32,764	$33,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,218	9,004
Amortization of deferred debt financing costs and bond discount	1,331	1,468
Deferred income taxes	10,280	9,854
Loss on sale of assets	1,608	—
Loss on extinguishment of debt	118	2,836
Share-based compensation expense	1,143	1,098
Excess tax benefits from share-based compensation	—	(343)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(29,401)	(2,606)
Inventories	(1,352)	53,807
Prepaid expenses and other current assets	(2,722)	9,410
Income tax receivable/payable	7,704	7,486
Other assets	659	(420)
Trade accounts payable	(21,799)	(7,740)
Accrued expenses	(10,831)	7,665
Other liabilities	773	(866)
Net cash provided by operating activities	2,493	123,849

Cash flows from investing activities:
Capital expenditures	(10,321)	(5,120)
Proceeds from sale of assets	2,229	—
Payments for acquisition of businesses, net of cash acquired	(147)	—
Net cash used in investing activities	(8,239)	(5,120)

Cash flows from financing activities:
Repayments of long-term debt	—	(150,000)
Repayments of borrowings under revolving credit facility	—	(50,000)
Borrowings under revolving credit facility	45,000	10,000
Proceeds from issuance of common stock, net	—	152,025
Dividends paid	(30,879)	(20,292)
Excess tax benefits from share-based compensation	—	343
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(2,009)	(1,410)
Debt financing costs	(2,626)	—
Net cash provided by (used in) financing activities	9,486	(59,334)

Effect of exchange rate fluctuations on cash and cash equivalents	(772)	539
Net increase in cash and cash equivalents	2,968	59,934

Cash and cash equivalents at beginning of period	28,833	5,246
Cash and cash equivalents at end of period	$31,801	$65,180

Supplemental disclosures of cash flow information:
Cash interest payments	$12,213	$10,260
Cash income tax payments	$447	$2,559
Non-cash transactions:
Dividends declared and not yet paid	$30,911	$26,309
Accruals related to purchases of property, plant and equipment	$—	$1,376

See Notes to Consolidated Financial Statements.

-  4  -

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico.  Our products include frozen and canned vegetables, hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent,  B&G,  B&M,  Baker’s Joy,  Bear Creek Country Kitchens,  Brer Rabbit,  Canoleo,  Cary’s,  Cream of Rice,  Cream of Wheat,  Devonsheer,  Don Pepino,  Durkee,  Emeril’s,  Grandma’s Molasses,  Green Giant,  JJ Flats,  Joan of Arc,  Las Palmas,  Le Sueur,  MacDonald’s,  Mama Mary’s,  Maple Grove Farms of Vermont,  Molly McButter,  Mrs. Dash,  New York Flatbreads,  New York Style,  Old London,  Original Tings,  Ortega,  Pirate’s Booty,  Polaner,  Red Devil,  Regina,  Sa-són,  Sclafani,  Smart Puffs,

Spice Islands, Spring Tree,  Sugar Twin,  Tone’s,  Trappey’s,  TrueNorth,  Underwood,  Vermont Maid,  Victoria,  Weber, and Wright’s.  We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

(2)Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal year ending December 30, 2017 (fiscal 2017) and our fiscal year ended December 31, 2016 (fiscal 2016) each contain 52 weeks.  Each quarter of fiscal 2017 and 2016 contains 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended April 1, 2017 (first quarter of 2017) and April 2, 2016 (first quarter of 2016) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of April 1, 2017, and the results of our operations, comprehensive income and cash flows for the first quarter of 2017 and 2016.  Our results of operations for the first quarter of 2017 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2016 filed with the SEC on March 1, 2017.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Newly Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction of income taxes when the awards vest or are settled. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. We adopted the provisions of this ASU at the beginning of fiscal 2017 and applied the required changes in accounting principle on a prospective basis. As a result of this adoption, we recognized discrete tax benefits of $0.8 million in the income taxes line item of our consolidated statement of operations for the first quarter of 2017 related to excess tax benefits upon vesting or settlement in that period. We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our statement of cash flows for the first quarter of 2017, where these benefits are classified along with other income tax cash flows as an operating activity. We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the first quarter of 2017.

In November 2015, the FASB issued a new ASU that requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The ASU is effective beginning with the first quarter of fiscal 2017. We adopted the provisions of this ASU at the beginning of fiscal 2017 and applied the required changes in accounting principle on a retrospective basis. Accordingly, in our consolidated balance sheet as of December 31, 2016, $7.9 million of deferred tax assets were reclassified from current assets to noncurrent assets. The update impacted presentation and disclosure only, and therefore, the adoption of this ASU did not have any impact on our results of operations or liquidity.

In July 2015, the FASB issued a new ASU that simplifies the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. We adopted the provisions of this ASU at the beginning of fiscal 2017. The adoption of this ASU did not have any impact on our consolidated financial position, results of operations or liquidity.

Recently Issued Accounting Standards

In March 2017, the FASB issued a new ASU that improves the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The new guidance revises how employers that sponsor defined benefit pension and

-  6  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)Summary of Significant Accounting Policies (Continued)

other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. The update is effective beginning with the first quarter of fiscal 2019.  We have not yet determined the impact from adoption of the ASU on our financial statements.

In January 2017, the FASB issued a new ASU which clarifies the definition of a business. The new guidance changes the definition of a business to assist entities in evaluating when a set of transferred assets and activities constitutes a business. The update is effective beginning with the first quarter of 2018.  We have not yet determined the impact from adoption of the ASU on our financial statements.

In January 2017, the FASB issued a new ASU that simplifies the subsequent measurement of goodwill, including the elimination of the second step from the goodwill impairment test. The update is effective for annual or any interim impairment tests in fiscal 2020 or later. The adoption of this ASU will not have any impact on our consolidated financial position, results of operations or liquidity.

In fiscal 2016, the FASB issued several new ASUs that provide for improvements to the revenue recognition accounting standard, including principal versus agent considerations, identifying performance obligations, licensing, narrow-scope improvements and practical expedients. The updates are effective beginning with the first quarter of fiscal 2018. In preparation for our adoption of the new standard, we are obtaining representative samples of contracts and other forms of agreements with our customers in the U.S. and international locations and plan to evaluate the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract—an agreement between two or more parties that creates legally enforceable rights and obligations exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. We are also evaluating the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products, such as slotting fees, co-operative advertising, rebates and other pricing allowances, merchandising funds and consumer coupons. We have not yet determined the impact of the ASU on our financial statements or whether we will adopt on a prospective or retrospective basis in the first quarter of fiscal 2018.

In February 2016, the FASB issued a new ASU that requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current guidance. The update is effective beginning with the first quarter of fiscal 2019.  We have not yet determined the impact from adoption of the ASU on our financial statements.

(3)Acquisitions

On December 2, 2016, we acquired Victoria Fine Foods, LLC, and a related entity, from Huron Capital Partners and certain other sellers for a purchase price of $72.0 million in cash.  We refer to this acquisition as the “Victoria acquisition.”

On November 21, 2016, we completed the acquisition of the spices & seasonings business of ACH Food Companies, Inc. for a purchase price of $366.9 million.  We refer to this acquisition as the “spices & seasonings acquisition.” In connection with the acquisition,  as of April 1, 2017, we had receivables related to a transition services agreement with ACH Food Companies of $5.6 million included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of December 31, 2016, we had payables related to the transition services agreement of $12.6 million included in accrued expenses in the accompanying consolidated balance sheets.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)Acquisitions (Continued)

amortized. Customer relationship intangibles and amortizable trademarks acquired are amortized over 10 to 20 years. Goodwill and other intangible assets, except in the case of the Victoria acquisition, are deductible for income tax purposes.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable selling profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist.  See Note 5, “Goodwill and Other Intangible Assets.”

The following table sets forth the preliminary allocation of the Victoria acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed.  We anticipate completing the purchase price allocation before or during the fourth quarter of fiscal 2017.

Victoria Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$71,972
Total	$71,972

Preliminary Allocation:
Trademarks—unamortizable intangible assets	45,500
Goodwill	12,745
Property, plant and equipment	9,298
Inventory	5,729
Customer relationship intangibles—amortizable intangible assets	6,400
Long-term deferred income tax liabilities, net	(5,653)
Other working capital	(2,047)
Total	$71,972

-  8  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)Acquisitions (Continued)

The following table sets forth the preliminary allocation of the spices & seasonings acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed.  We anticipate completing the purchase price allocation before or during the fourth quarter of fiscal 2017.

Spices & Seasonings Acquisition (dollars in thousands):

Purchase Price:
Cash paid	$366,932
Total	$366,932

Preliminary Allocation:
Goodwill	120,108
Customer relationship intangibles—amortizable intangible assets	89,250
Trademarks—unamortizable intangible assets	65,200
Property, plant and equipment	62,193
Inventory	49,571
Other liabilities	(17,502)	(1)
Other working capital	(1,888)
Total	$366,932

________________________________________

(1)In connection with the spices & seasonings acquisition, we agreed to establish a defined benefit plan for certain employees transferred to B&G Foods and certain former employees of the acquired spices & seasonings business.  We also agreed to assume certain liabilities relating to the underfunded status of the former plan that such employees participated in prior to the acquisition.  At April 1, 2017 and December 31, 2016, we recognized $18.0 million and $17.5 million, respectively, in “other liabilities” in the accompanying consolidated balance sheet to reflect our obligations with respect to the underfunded status of the defined benefit plan assets and liabilities transferred to us.

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the first quarter of 2016 presents our operations as if the spices & seasonings acquisition had occurred as of the beginning of fiscal 2016.  In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of customer relationship intangibles. On an actual basis, the spices & seasonings business contributed $63.2 million of consolidated net sales for the first quarter of 2017.

Thirteen Weeks Ended
April 2, 2016
(dollars in thousands, except per share data)
Net sales	$412,420
Net income	$37,304
Basic and diluted earnings per share	$0.60

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the spices & seasonings acquisition occurred as of the beginning of fiscal 2016, and is not intended to be a projection of future results.

The Victoria acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	April 1, 2017	December 31, 2016
Raw materials and packaging	$61,863	$60,532
Work-in-process	76,334	98,664
Finished goods	221,642	197,394
Total	$359,839	$356,590

(5)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	April 1, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$6,800	$1,776	$5,024	$6,800	$1,662	$5,138
Customer relationships	330,290	85,056	245,234	330,290	80,847	249,443
Seed technology(1)	—	—	—	2,000	900	1,100
	$337,090	$86,832	$250,258	$339,090	$83,409	$255,681
Unamortizable Intangible Assets
Goodwill	$615,770			$614,278
Trademarks	$1,373,801			$1,373,801

________________________________________

(1)

During the first quarter of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets and property, plant and equipment, that we acquired in 2015 as part of the Green Giant acquisition, resulting in a $1.6 million loss on sale of assets.

Amortization expense associated with amortizable intangible assets for the first quarter of 2017 was $4.5 million, and is recorded in operating expenses. Amortization expense associated with amortizable intangible assets for the first quarter of 2016 was $3.4 million. We expect to recognize an additional $12.8 million of amortization expense associated with our amortizable intangible assets during the remainder of fiscal 2017, and thereafter $17.1 million of amortization expense in each of the fiscal years 2018 through 2021.  See Note 3, “Acquisitions.”

-  10  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	April 1, 2017	December 31, 2016
Revolving credit loans	$221,000	$176,000
Tranche A term loans due 2019	233,640	233,640
Tranche B term loans due 2022	640,110	640,110
4.625% senior notes due 2021	700,000	700,000
Unamortized deferred financing costs	(22,312)	(20,986)
Unamortized discount	(2,832)	(2,981)
Total long-term debt, net of unamortized deferred financing costs and discount	1,769,606	1,725,783
Current portion of long-term debt	—	(10,515)
Long-term debt, net of unamortized deferred financing costs and discount, and excluding current portion	$1,769,606	$1,715,268

As of April 1, 2017, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2017	$10,515
2018	76,875
2019	367,250
2020	—
2021	1,340,110
Thereafter	—
Total	$1,794,750

Senior Secured Credit Agreement.  On March 30, 2017, we refinanced our senior secured credit facility. The refinancing reduced by 0.75% the spread over LIBOR or the applicable base rate on $640.1 million of tranche B term loans.

At April 1, 2017, $233.6 million of tranche A term loans, $640.1 million of tranche B term loans and $221.0 million of revolving loans were outstanding under our credit agreement.

At April 1, 2017, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $277.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

On April 3, 2017, we repaid all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans using a portion of the net proceeds of our registered public offering of $500.0 million aggregate principal amount of 5.25% senior notes due 2025.  See Note 16 “Subsequent Events.”  The entire $640.1 million principal amount of tranche B term loans outstanding are due and payable at maturity on November 2, 2022.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt (Continued)

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from  0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At April 1, 2017, each of the revolving credit facility interest rate and the tranche A term loan interest rate was approximately 5.00%.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.25%, and LIBOR plus an applicable margin of 2.25%. At April 1, 2017, the tranche B term loan interest rate was approximately 3.23%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 6.50 to 1.00 for the first quarter of 2017 and thereafter.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of April 1, 2017, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 4.625% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of April 1, 2017, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

5.25% Senior Notes due 2025.  On April 3, 2017, we issued $500.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public of 100%  of their face value.  See Note 16, “Subsequent Events.”

Subsidiary Guarantees.  We have no assets or operations independent of our direct and indirect subsidiaries.  All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt.  There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan.  See Note 15, “Guarantor and Non-Guarantor Financial Information.”

Accrued Interest.  At April 1, 2017 and December 31, 2016, accrued interest of $11.1 million and $5.0 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Deferred Debt Financing Costs.  During the first quarter of 2017, we capitalized $1.2 million of debt financing costs relating to the refinancing of our tranche B term loans and $1.4 million of debt financing costs relating to our issuance of the 5.25% senior notes. See Note 16, “Subsequent Events.”

Loss on Extinguishment of Debt.  During the first quarter of 2017, we incurred a loss on extinguishment of debt in connection with the refinancing of our tranche B term loans. The loss on extinguishment includes the write-off of deferred debt financing costs of $0.1 million and the write-off of unamortized discount of less than $0.1 million. During the first quarter of 2016, we incurred a loss on extinguishment of debt in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. The loss on extinguishment includes the write-off of deferred debt financing costs of $2.2 million and the write-off of unamortized discount of $0.6 million.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of April 1, 2017 and December 31, 2016 are as follows (in thousands):

	April 1, 2017				December 31, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	221,000		221,000	(1)	176,000		176,000	(1)
Tranche A term loans due 2019	233,411	(2)	232,827	(1)	233,378	(2)	232,795	(1)
Tranche B term loans due 2022	637,506	(3)	640,694	(1)	637,391	(3)	645,358	(1)
4.625% senior notes due 2021	700,000		705,250	(4)	700,000		714,000	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  At April 1, 2017 and December 31, 2016, the face amounts of the tranche A term loans were $233.6 million and $233.6 million, respectively.

(3)

The carrying values of the tranche B term loans are net of discount.  At April 1, 2017 and December 31, 2016, the face amounts of the tranche B term loans were $640.1 million and $640.1 million, respectively.

(4)	Fair values are estimated based on quoted market prices.

There was no Level 3 activity during the first quarter of 2017 or 2016.

(8)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the first quarter of 2017 and 2016 are as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Affected Line Item in
	April 1,	April 2,	the Statement Where
Details about AOCL Components	2017	2016	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$9	$11	See (1) below
Amortization of unrecognized loss	73	132	See (1) below
	82	143	Total before tax
	(31)	(54)	Income tax expense
Total reclassification	$51	$89	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9, “Pension Benefits” for additional information.

-  14  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)Accumulated Other Comprehensive Loss (Continued)

Changes in AOCL for the first quarter of 2017 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Beginning balance	$(7,200)	$(12,164)	$(19,364)
Other comprehensive income before reclassifications	—	4,226	4,226
Amounts reclassified from AOCL	51	—	51
Net current period other comprehensive income	51	4,226	4,277
Ending balance	$(7,149)	$(7,938)	$(15,087)

(9)Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension cost for company sponsored defined benefit pension plans for the first quarter of 2017 and 2016 includes the following components (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
	2017	2016
Service cost—benefits earned during the period	$1,370	$873
Interest cost on projected benefit obligation	1,215	692
Expected return on plan assets	(1,750)	(1,096)
Amortization of unrecognized prior service cost	9	11
Amortization of unrecognized loss	73	132
Net periodic pension cost	$917	$612

During the first quarter of 2017, we did not make any defined benefit pension plan contributions. We plan to make approximately $3.5 million of contributions during the remainder of fiscal 2017.

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

B&G Foods made contributions to the plan of $0.2 million in the first quarter of 2017 and expects to pay surcharges of less than $0.1 million in fiscal 2017 assuming consistent hours are worked.  B&G Foods contributed $0.8 million in fiscal 2016 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

-  15  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)Commitments and Contingencies

Operating Leases.  As of April 1, 2017, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2017	$7,719
2018	8,954
2019	8,749
2020	7,874
2021	5,646
Thereafter	6,111
Total	$45,053

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first quarter of 2017 or 2016 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of April 1, 2017, approximately 1,650 of our 2,631 employees, or 63%, were covered by collective bargaining agreements, of which approximately 76 were covered by a collective bargaining agreement scheduled to expire within the next 12 months.  Our collective bargaining agreement with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL-CIO, Local No. 334 that covers approximately 76 employees at our Portland, Maine manufacturing facility was scheduled to expire on April 29, 2017.  See Note 16, “Subsequent Events.”    None of our other collective bargaining agreements is scheduled to expire within one year.

Severance and Change of Control Agreements.  We have employment agreements with each of our executive officers except for our interim chief financial officer. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employee’s death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements). Severance benefits generally include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and, in certain cases, potential gross up payments for excise tax liability.

-  16  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the first quarter of 2017 there were 24,368 and for the first quarter of 2016 there were 38,729 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended
	April 1,	April 2,
	2017	2016
Weighted average shares outstanding:
Basic	66,474,474	59,000,682
Net effect of potentially dilutive share-based compensation awards	309,815	102,667
Diluted	66,784,289	59,103,349

(12)Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 56.1% and 56.8% of consolidated net sales for the first quarter of 2017 and 2016, respectively.  Our top ten customers accounted for approximately 56.3% and 53.4% of our consolidated trade accounts receivables as of April 1, 2017 and December 31, 2016, respectively. Other than Wal-Mart, which accounted for 23.3% and 25.2% of our consolidated net sales for the first quarter of 2017 and 2016, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2017 or 2016. Other than Wal-Mart, which accounted for 20.8% and 21.2% of our consolidated trade accounts receivables as of April 1, 2017 and December 31, 2016, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of April 1, 2017, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first quarter of 2017 and 2016, our sales to customers in foreign countries represented approximately 7.4% and 9.0%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

(13)Share-Based Payments

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)Share-Based Payments (Continued)

The following table details our stock option activity for the first quarter of fiscal 2017 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2017	714,580	$31.65
Granted	128,832	$41.60
Exercised	—	—
Forfeited	(27,869)	$32.23
Outstanding at end of first quarter of 2017	815,543	$33.20	8.36	$8,016
Exercisable at end of first quarter of 2017	1,300	$27.77	0.25	$20

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

	2017	2016
Weighted average grant date fair value	$7.55	$5.26
Expected volatility	29.2%	27.7%
Expected term	6.5 years	5.5 - 6.5 years
Risk-free interest rate	2.4%	1.5% - 1.7%
Dividend yield	4.5%	3.9% - 4.9%

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the first quarter of 2017 and 2016 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
Consolidated Statements of Operations Location	2017	2016
Compensation expense included in cost of goods sold	$222	$231
Compensation expense included in selling, general and administrative expenses	921	867
Total compensation expense for share-based payments	$1,143	$1,098

As of April 1, 2017, there was $5.3 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.75 years and $2.3 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next three years.

-  18  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)Share-Based Payments (Continued)

The following table details the activity in our non-vested performance share LTIAs for the first quarter of 2017:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2017	436,554	$26.81
Granted	132,000	$36.15
Vested	(110,528)	$27.50
Forfeited	(13,743)	$28.00
End of first quarter of 2017	444,283	$29.37

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

The following table details the number of shares of common stock issued by our company during the first quarter of 2017 and 2016 upon the vesting of performance share LTIAs and other share-based payments (dollars in thousands):

	Thirteen Weeks Ended
	April 1,		April 2,
	2017		2016
Number of performance shares vested	110,528		101,094
Shares withheld to fund statutory minimum tax withholding	42,368		37,596
Total shares of common stock issued	68,160		63,498
Excess tax benefit	$826	(1)	$343

(1)

As a result of the adoption of ASU 2016-09, we recognized discrete tax benefits of $0.8 million in the income taxes line item of our consolidated statement of operations for the first quarter of 2017 related to excess tax benefits upon vesting or settlement in that period. See Note 2, “Summary of Significant Accounting Policies— Newly Adopted Accounting Standards.”

-  19  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
	2017	2016
Brand:(1)
Green Giant	$125,449	$130,160
Ortega	37,144	36,466
Tone's(2)	28,664	—
Pirate Brands	25,887	24,081
Maple Grove Farms of Vermont	18,763	18,716
Mrs. Dash	16,929	16,728
Cream of Wheat	16,802	17,095
Bear Creek Country Kitchens	12,226	13,592
Victoria(3)	10,686	—
Mama Mary's	9,775	10,480
Polaner	9,085	8,705
Las Palmas	8,945	9,764
New York Style	8,296	8,175
All other brands(4)	89,223	59,016
Total	$417,874	$352,978

(1)

Table includes net sales for each of our brands whose first quarter of 2017 or fiscal 2016 net sales were equal to or exceeded 2% of our total first quarter of 2017 or fiscal 2016 net sales and for “all other brands” in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.

(2)	We acquired the Tone’s brand on November 21, 2016 as part of the spices & seasonings acquisition.
(3)	We completed the Victoria acquisition on December 2, 2016.
(4)

Net sales for “all other brands” for the first quarter of 2017 has been impacted by the acquisition of the Weber,  Spice Islands,   Durkee and certain other brands acquired as part of the spices & seasonings acquisition, which was completed on November 21, 2016.

(15)Guarantor and Non-Guarantor Financial Information

As further discussed in Note 6, “Long-Term Debt,” our obligations under the 4.625% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this note as the guarantor subsidiaries.  Our foreign subsidiaries, which we refer to in this note as the non-guarantor subsidiaries, do not guarantee the 4.625% senior notes.  See Note 16, “Subsequent Events.”

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of April 1, 2017 and December 31, 2016, the related condensed consolidating statement of operations for the thirteen weeks ended April 1, 2017, and the related condensed consolidating statement of cash flows for the thirteen weeks ended April 1, 2017 for:

1.B&G Foods, Inc. (the Parent),

2.the guarantor subsidiaries,

3.the non-guarantor subsidiaries, and

4.the Parent and all of its subsidiaries on a consolidated basis.

-  20  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

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

Condensed Consolidating Balance Sheet

As of April 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$24,925	$6,876	$—	$31,801
Trade accounts receivable, net	—	137,788	10,553	—	148,341
Inventories, net	—	312,728	47,111	—	359,839
Prepaid expenses and other current assets	—	26,399	3,054	—	29,453
Income tax receivable	—	3,782	7	—	3,789
Intercompany receivables	—	—	10,962	(10,962)	—
Total current assets	—	505,622	78,563	(10,962)	573,223

Property, plant and equipment, net	—	210,290	38,355	—	248,645
Goodwill	—	615,770	—	—	615,770
Other intangibles, net	—	1,624,059	—	—	1,624,059
Other assets	—	4,035	13	—	4,048
Deferred income taxes	—	—	960	—	960
Investments in subsidiaries	2,613,795	101,873	—	(2,715,668)	—
Total assets	$2,613,795	$3,061,649	$117,891	$(2,726,630)	$3,066,705

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$69,674	$7,001	$—	$76,675
Accrued expenses	—	49,461	3,373	—	52,834
Current portion of long-term debt	—	—	—	—	—
Income tax payable	—	—	4,812	—	4,812
Dividends payable	30,911	—	—	—	30,911
Intercompany payables	—	10,130	832	(10,962)	—
Total current liabilities	30,911	129,265	16,018	(10,962)	165,232

Long-term debt	1,791,917	(22,311)	—	—	1,769,606
Other liabilities	—	22,178	—	—	22,178
Deferred income taxes	—	318,722	—	—	318,722
Total liabilities	1,822,828	447,854	16,018	(10,962)	2,275,738

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	665	—	—	—	665
Additional paid-in capital	355,967	2,181,685	86,833	(2,268,518)	355,967
Accumulated other comprehensive loss	(15,087)	(15,087)	(7,938)	23,025	(15,087)
Retained earnings	449,422	447,197	22,978	(470,175)	449,422
Total stockholders’ equity	790,967	2,613,795	101,873	(2,715,668)	790,967
Total liabilities and stockholders’ equity	$2,613,795	$3,061,649	$117,891	$(2,726,630)	$3,066,705

-  21  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$25,119	$3,714	$—	$28,833
Trade accounts receivable, net	—	111,350	7,915	—	119,265
Inventories, net	—	309,584	47,006	—	356,590
Prepaid expenses and other current assets	—	20,296	6,103	—	26,399
Income tax receivable	—	10,780	7	—	10,787
Intercompany receivables	—	—	12,183	(12,183)	—
Total current assets	—	477,129	76,928	(12,183)	541,874

Property, plant and equipment, net	—	211,843	33,501	—	245,344
Goodwill	—	614,278	—	—	614,278
Other intangibles, net	—	1,629,482	—	—	1,629,482
Other assets	—	4,612	13	—	4,625
Deferred income taxes	—	7,036	866	—	7,902
Investments in subsidiaries	2,563,305	96,187	—	(2,659,492)	—
Total assets	$2,563,305	$3,040,567	$111,308	$(2,671,675)	$3,043,505

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$88,668	$9,365	$—	$98,033
Accrued expenses	—	60,957	1,436	—	62,393
Current portion of long-term debt	10,515	—	—	—	10,515
Income tax payable	—	—	3,875	—	3,875
Dividends payable	30,879	—	—	—	30,879
Intercompany payables	—	11,738	445	(12,183)	—
Total current liabilities	41,394	161,363	15,121	(12,183)	205,695

Long-term debt	1,736,254	(20,986)	—	—	1,715,268
Other liabilities	—	21,405	—	—	21,405
Deferred income taxes	—	315,480	—	—	315,480
Total liabilities	1,777,648	477,262	15,121	(12,183)	2,257,848

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	664	—	—	—	664
Additional paid-in capital	387,699	2,168,236	86,833	(2,255,069)	387,699
Accumulated other comprehensive loss	(19,364)	(19,364)	(12,164)	31,528	(19,364)
Retained earnings	416,658	414,433	21,518	(435,951)	416,658
Total stockholders’ equity	785,657	2,563,305	96,187	(2,659,492)	785,657
Total liabilities and stockholders’ equity	$2,563,305	$3,040,567	$111,308	$(2,671,675)	$3,043,505

-  22  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended April 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$394,308	$47,414	$(23,848)	$417,874
Cost of goods sold	—	272,328	42,608	(23,848)	291,088
Gross profit	—	121,980	4,806	—	126,786

Operating expenses:
Selling, general and administrative expenses	—	50,951	2,683	—	53,634
Amortization expense	—	4,472	—	—	4,472
Impairment of intangible assets	—	—	—	—	—
Operating income	—	66,557	2,123	—	68,680

Other income and expenses:
Interest expense, net	—	19,647	—	—	19,647
Loss on extinguishment of debt	—	118	—	—	118
Other income	—	(2,144)	—	—	(2,144)
Income before income tax expense	—	48,936	2,123	—	51,059
Income tax expense	—	17,632	663	—	18,295
Equity in earnings of subsidiaries	32,764	1,460	—	(34,224)	—
Net income	$32,764	$32,764	$1,460	$(34,224)	$32,764
Comprehensive income	$37,041	$32,713	$5,685	$(38,398)	$37,041

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended April 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$329,302	$30,276	$(6,600)	$352,978
Cost of goods sold	—	220,026	23,637	(6,600)	237,063
Gross profit	—	109,276	6,639	—	115,915

Operating expenses:
Selling, general and administrative expenses	—	38,826	812	—	39,638
Amortization expense	—	3,408	—	—	3,408
Impairment of intangible assets	—	—	—	—	—
Operating income	—	67,042	5,827	—	72,869

Other income and expenses:
Interest expense, net	—	19,135	—	—	19,135
Loss on extinguishment of debt	—	2,836	—	—	2,836
Other income	—	(1,929)	—	—	(1,929)
Income before income tax expense	—	47,000	5,827	—	52,827
Income tax expense	—	17,842	1,789	—	19,631
Equity in earnings of subsidiaries	33,196	4,038	—	(37,234)	—
Net income	$33,196	$33,196	$4,038	$(37,234)	$33,196
Comprehensive income (loss)	$35,438	$35,438	$6,191	$(41,629)	$35,438

-  23  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended April 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(2,078)	$4,571	$—	$2,493

Cash flows from investing activities:
Capital expenditures	—	(8,122)	(2,199)	—	(10,321)
Proceeds from sale of assets	—	2,229	—	—	2,229
Payments for acquisition of businesses, net of cash acquired	—	(147)	—	—	(147)
Net cash used in investing activities	—	(6,040)	(2,199)	—	(8,239)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	—
Repayments of borrowings under revolving credit facility	—	—	—	—	—
Borrowings under revolving credit facility	45,000	—	—	—	45,000
Proceeds from issuance of common stock, net	—	—	—	—	—
Dividends paid	(30,879)	—	—	—	(30,879)
Excess tax benefits from share-based compensation	—	—	—	—	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(2,009)	—	—	(2,009)
Debt financing costs	—	(2,626)	—	—	(2,626)
Intercompany transactions	(14,121)	12,559	1,562	—	—
Net cash provided by financing activities	—	7,924	1,562	—	9,486
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(772)	—	(772)
Net increase (decrease) in cash and cash equivalents	—	(194)	3,162	—	2,968
Cash and cash equivalents at beginning of year	—	25,119	3,714	—	28,833
Cash and cash equivalents at end of period	$—	$24,925	$6,876	$—	$31,801

-  24  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended April 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$108,367	$15,482	$—	$123,849

Cash flows from investing activities:
Capital expenditures	—	(4,280)	(840)	—	(5,120)
Proceeds from sale of assets	—	—	—	—	—
Payments for acquisition of businesses, net of cash acquired	—	—	—	—	—
Net cash used in investing activities	—	(4,280)	(840)	—	(5,120)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Repayments of borrowings under revolving credit facility	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit facility	10,000	—	—	—	10,000
Proceeds from issuance of common stock, net	152,025	—	—	—	152,025
Dividends paid	(20,292)	—	—	—	(20,292)
Excess tax benefits from share-based compensation	—	343	—	—	343
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,410)	—	—	(1,410)
Debt financing costs	—	—	—	—	—
Intercompany transactions	58,267	(43,408)	(14,859)	—	—
Net cash used in financing activities	—	(44,475)	(14,859)	—	(59,334)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	539	—	539
Net increase in cash and cash equivalents	—	59,612	322	—	59,934
Cash and cash equivalents at beginning of year	—	1,964	3,282	—	5,246
Cash and cash equivalents at end of period	$—	$61,576	$3,604	$—	$65,180

(16)Subsequent Events

5.25% Senior Notes due 2025. On April 3, 2017, we issued $500.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public of 100% of their face value. We used the net proceeds of the offering to repay all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans, and to pay related fees and expenses. We intend to use the remaining net proceeds for general corporate purposes, which could include, among other things, repayment of other long term debt or possible acquisitions.

Interest on the 5.25% senior notes is payable on April 1 and October 1 of each year, commencing October 1, 2017.  The 5.25% senior notes will mature on April 1, 2025, unless earlier retired or redeemed.  On or after April 1, 2020, we may redeem some or all of the 5.25% senior notes at a redemption price of 103.9375% beginning April 1, 2020 and thereafter at prices declining annually to 100% on or after April 1, 2023, in each case plus accrued and unpaid interest to the date of redemption.  In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior notes at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

We may also, from time to time, seek to retire the 5.25% senior notes through cash repurchases of the 5.25% senior notes and/or exchanges of the 5.25% senior notes for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

-  25  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)Subsequent Events (Continued)

Our obligations under the 5.25% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries.  The 5.25% senior notes and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt.  Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 5.25% senior notes.

The indenture governing the 5.25% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.

During the first quarter of 2017, we capitalized $1.4 million of debt financing costs relating to the 5.25% senior notes. See Note 6, “Long-Term Debt.” During the second quarter of 2017, the repayment of all outstanding borrowings under the tranche A term loans resulted in loss on extinguishment of debt, which includes the write-off of deferred debt financing costs of $0.9 million and the write-off of unamortized discount of $0.2 million.

Collective Bargaining Agreement.  During April 2017, we reached an agreement in principal with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (BCTGM), AFL-CIO (Local No. 334), to extend for an additional five-year period ending April 30, 2022, a collective bargaining agreement that covers approximately 76 employees at our Portland, Maine facility.  The new agreement has been ratified by the union employees at the facility.

-  26  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended April 1, 2017 (first quarter of 2017) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2016 (fiscal 2016) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2017 (which we refer to as our 2016 Annual Report on Form 10-K).

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

Our company has been built upon a successful track record of acquisition-driven growth. Our goal is to continue to increase sales, profitability and cash flows through strategic acquisitions, new product development and organic growth. We intend to implement our growth strategy through the following initiatives: expanding our brand portfolio with disciplined acquisitions of complementary branded businesses, continuing to develop new products and delivering them to market quickly, leveraging our multiple channel sales and distribution system and continuing to focus on higher growth customers and distribution channels.

Since 1996, we have successfully acquired and integrated more than 45 brands into our company. Most recently, on December 2, 2016, we acquired Victoria Fine Foods, LLC, and a related entity, from Huron Capital Partners and certain other sellers. On November 21, 2016, we completed the acquisition of the spices & seasonings business of ACH Food Companies, Inc. We refer to these acquisitions in this report as the “Victoria acquisition”  and the “spices & seasonings acquisition,” respectively.  Each of these recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

-  27  -

We have seen and expect to continue to see moderate net cost increases for raw materials in the marketplace during 2017 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through the remainder of fiscal 2017 at a cost increase of less than 1% of cost of goods sold. During fiscal 2016, we had a minimal cost decrease for a majority of our most significant commodities (excluding, among others, maple syrup). To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first quarter of 2017 and 2016, our net sales to customers in foreign countries represented approximately 7.4% and 9.0%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

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

-  28  -

In our 2016 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to these policies from those disclosed in our 2016 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of each of 2017 and 2016 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	April 1,	April 2,
	2017	2016
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	69.7%	67.2%
Gross profit	30.3%	32.8%

Selling, general and administrative expenses	12.8%	11.2%
Amortization expense	1.1%	1.0%
Operating income	16.4%	20.6%

Interest expense, net	4.7%	5.4%
Loss on extinguishment of debt	—%	0.8%
Other income	(0.5)%	(0.6)%
Income before income tax expense	12.2%	15.0%

Income tax expense	4.4%	5.6%
Net income	7.8%	9.4%

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

-  29  -

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

A reconciliation of base business net sales to reported net sales for the first quarter of 2017 and 2016 follows (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
	2017	2016
Reported net sales	$417,874	$352,978
Net sales from acquisitions(1)	(73,856)	—
Net sales of Rickland Orchards(2)	—	(370)
Base business net sales	$344,018	$352,608

(1)

Reflects net sales for the spices & seasonings business and Victoria for the first quarter of 2017 for which there is no comparable period of net sales in 2016. The spices & seasonings business was acquired on November 21, 2016, and Victoria was acquired on December 2, 2016.

(2)	Rickland Orchards was discontinued during the second quarter of 2016.

-  30  -

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up, and gains and losses on sale of assets), and distribution restructuring expenses. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, and distribution restructuring expenses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related expenses, gains and losses, income taxes, and distribution restructuring expenses. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

-  31  -

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the first quarter of each of 2017 and 2016 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
	2017	2016

Net income	$32,764	$33,196
Income tax expense	18,295	19,631
Interest expense, net	19,647	19,135
Depreciation and amortization	12,218	9,004
Loss on extinguishment of debt	118	2,836
EBITDA	83,042	83,802
Acquisition-related expenses	5,842	2,232
Amortization of acquisition-related inventory step-up	1,550	3,074
Loss on sale of assets	1,608	—
Distribution restructuring expenses	—	474
Adjusted EBITDA	92,042	89,582
Income tax expense	(18,295)	(19,631)
Interest expense, net	(19,647)	(19,135)
Acquisition-related expenses	(5,842)	(2,232)
Distribution restructuring expenses	—	(474)
Deferred income taxes	10,280	9,854
Amortization of deferred financing costs and bond discount	1,331	1,468
Amortization of acquisition-related inventory step-up	(1,550)	(3,074)
Share-based compensation expense	1,143	1,098
Excess tax benefits from share-based compensation	—	(343)
Changes in assets and liabilities, net of effects of business combinations	(56,969)	66,736
Net cash provided by operating activities	$2,493	$123,849

First quarter of 2017 compared to the first quarter of 2016

Net Sales.  Net sales increased $64.9 million, or 18.4%, to $417.9 million for the first quarter of 2017 from $353.0 million for the first quarter of 2016. Net sales of the spices & seasonings business, acquired on November 21, 2016, and net sales of Victoria, acquired on December 2, 2016, contributed $63.2 million and $10.7 million, respectively, to the overall net sales increase.

Base business net sales for the first quarter of 2017 decreased $8.6 million, or 2.4%, to $344.0 million from $352.6 million for the first quarter of 2016. The $8.6 million decrease was attributable to a decrease in unit volume of $9.8 million, or 2.8%, partially offset by an increase in net pricing of $0.6 million, or 0.2%, and the favorable impact of currency fluctuations on foreign sales of approximately $0.6 million, or 0.2%.

A little more than half of our base business net sales decline for the first quarter of 2017 was attributable to forecasted distribution losses for some core Green Giant products, partially offset by net sales of new Green Giant innovation products. Additionally, net sales of Bear Creek Country Kitchens products decreased $1.4 million, or 10.1%, for the quarter. The unusually warm winter experienced in many places contributed to the net sales decline of Bear Creek Country Kitchens.  Net sales declines for these and certain other brands were partially offset by net sales increases across several brands, most notably Pirate Brands, whose net sales increased $1.8 million, or 7.5%, from the first quarter of 2016 primarily due to strong performance in the club channel.

-  32  -

See Note 14, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first quarter of 2017 and the first quarter of 2016 for each of our brands that exceed approximately 2% of our fiscal 2017 or fiscal 2016 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales increases and decreases by brand for the first quarter of 2017:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands	$1.8	7.5%
Ortega	0.7	1.9%

Green Giant	(4.7)	(3.6)%
Bear Creek Country Kitchens	(1.4)	(10.1)%
Las Palmas	(0.8)	(8.4)%
B&M	(0.8)	(17.3)%
Mama Mary's	(0.7)	(6.7)%
Emeril's	(0.7)	(16.1)%
TrueNorth	(0.7)	(21.2)%

All other brands	(1.3)	(1.1)%
Base business net sales decrease	$(8.6)	(2.4)%

Gross Profit.  Gross profit increased $10.9 million, or 9.4%, to $126.8 million for the first quarter of 2017 from $115.9 million for the first quarter of 2016.    Gross profit expressed as a percentage of net sales decreased to 30.3% in the first quarter of 2017 from 32.8% in the first quarter of 2016, a decrease of 2.5 percentage points.    The decrease in gross profit percentage was caused largely by the newly acquired spices & seasonings business and Victoria brand, whose products generate lower gross profit percentage than the rest of our business, and our decision to accelerate into the first quarter approximately $6.6 million of trade spending and slotting that last year had been spent in the fourth quarter.    Gross profit percentage was also negatively impacted by $1.6 million of non-cash amortization of the step-up of inventory acquired in the spices & seasonings acquisition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $14.0 million, or 35.3%, to $53.6 million for the first quarter of 2017 from $39.6 million for the first quarter of 2016, primarily due to the Green Giant acquisition.  The increase was composed of increases in acquisition-related expenses and distribution restructuring expenses of $4.7 million, warehousing expenses of $4.3 million, consumer marketing of $3.3 million and selling expenses of $1.7 million (which includes a $0.9 million increase in brokerage expenses and a $0.6 million increase in salesperson compensation).  Expressed as a percentage of net sales, selling, general and administrative expenses increased 1.6 percentage points to 12.8% for the first quarter of 2017 from 11.2% for the first quarter of 2016.

Amortization Expense.  Amortization expense increased $1.1 million to $4.5 million for the first quarter of 2017 from $3.4 million for the first quarter of 2016 due to the spices & seasonings and Victoria acquisitions completed in fiscal 2016.

Operating Income.  As a result of the foregoing, operating income decreased $4.2 million, or 5.7%, to $68.7 million for the first quarter of 2017 from $72.9 million for the first quarter of 2016.  Operating income expressed as a percentage of net sales decreased to 16.4% in the first quarter of 2017 from 20.6% in the first quarter of 2016.

-  33  -

Net Interest Expense.  Net interest expense increased $0.5 million, or 2.7%, to $19.6 million for the first quarter of 2017 from $19.1 million in the first quarter of 2016.  The increase was primarily attributable to additional borrowings made in the fourth quarter of 2016 used to fund the spices & seasonings acquisition and the Victoria acquisition.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first quarter of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.1 million and less than $0.1 million, respectively, relating to the refinancing of our tranche B term loans.  Loss on extinguishment of debt for the first quarter of 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans.  See “—Debt” below.

Other Income.  Other income for the first quarter of 2017 and 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $2.1 million and $1.9 million, respectively.

Income Tax Expense.  Income tax expense decreased $1.3 million to $18.3 million for the first quarter of 2017 from $19.6 million for the first quarter of 2016. Our effective tax rate was 35.8% for the first quarter of 2017 and 37.2% for the first quarter of 2016.

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

Cash Flows

Net cash provided by operating activities decreased $121.3 million to $2.5 million for the first quarter of 2017 from $123.8 million for the first quarter of 2016. The decrease in net cash provided by operating activities primarily reflects unfavorable working capital (comprised of changes in trade accounts receivable, inventories, prepaid expenses and other current assets, trade accounts payable and accrued expenses) comparisons to the first quarter of 2016. This decrease is mainly due to an increase in inventory, the timing of payments received from post-acquisition transition services agreements, higher current year payments to vendors, timing and amount of consumer marketing, trade spending and slotting expenses, and an increase in certain other selling, general and administrative expenses.

Net cash used in investing activities for the first quarter of 2017 increased $3.1 million to $8.2 million from $5.1 million for the first quarter of 2016. The increase was attributable to an increase in capital spending, partially offset by the proceeds from the sale of assets. Capital expenditures in the first quarter of 2017 and 2016 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. During the first quarter of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment, which we acquired as part of the Green Giant acquisition, resulting in a $1.6 million loss on sale of assets

Net cash provided by financing activities for the first quarter of 2017 increased $68.8 million to $9.5 million from net cash used in financing activities of $59.3 million for the first quarter of 2016. Net cash provided by financing activities for the first quarter of 2017 consisted of $45.0 million of revolving credit facility borrowings, partially offset by $30.9 million of dividend payments, $2.0 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation and $2.6 million of debt financing costs. Net cash used in financing activities for the first quarter of 2016 consisted of $50.0 million of repayments of revolving credit facility borrowings, $150.0 million of term loan borrowings, $20.9 million of dividend payments and $1.4 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation, partially offset by $152.0 million of proceeds from the issuance of common stock, $10.0 million of revolving credit facility borrowings, and $0.3 million excess tax benefits of from share-based compensation.

-  34  -

Based on a number of factors, including amortization for tax purposes of our trademarks, goodwill and other intangible assets acquired in prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2016 as compared to our tax expense for financial reporting purposes.  During the second quarter of 2016, we discontinued the Rickland Orchards brand, which resulted in a one-time cash taxes benefit of $17.3 million for fiscal 2016.

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

For the first quarter of 2017 and 2016, we had cash flows provided by operating activities of $2.5 million and $123.8 million, respectively, and distributed as dividends of $30.9 million and $20.3 million, respectively. Based upon our current dividend rate of $1.86 per share per annum, we expect our aggregate dividend payments in fiscal 2017 to be approximately $123.6 million.

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

We financed the spices & seasonings acquisition, completed in November 2016, with cash on hand, including the net proceeds of our August 2016 public offering of common stock, and additional revolving loans under our senior secured credit facility.  We financed the Victoria acquisition, completed in December 2016, with cash on hand and additional revolving loans under our senior secured credit facility.  The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

Debt

Senior Secured Credit Agreement.    On March 30, 2017, we refinanced our senior secured credit facility. The refinancing reduced by 0.75% the spread over LIBOR or the applicable base rate on $640.1 million of tranche B term loans.  At April 1, 2017, $233.6 million of tranche A term loans, $640.1 million of tranche B term loans and

-  35  -

$221.0 million of revolving loans were outstanding under our credit agreement. The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property. At April 1, 2017, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $277.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on June 5, 2019.

On April 3, 2017, we repaid all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans using the net proceeds of our registered public offering of $500.0 million aggregate principal amount of 5.25% senior notes due 2025.  See Note 16 “Subsequent Events,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report. The entire $640.1 million principal amount of tranche B term loans outstanding are due and payable at maturity on November 2, 2022.

Interest under the revolving credit facility, including any outstanding letters of credit, and under the tranche A term loan facility, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At April 1, 2017, each of the revolving credit facility interest rate and the tranche A term loan interest rate was approximately 5.00%.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.25%, and LIBOR plus an applicable margin of 2.25%. At April 1, 2017, the tranche B term loan interest rate was approximately 3.23%.

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

5.25% Senior Notes due 2025.  On April 3, 2017, we issued $500.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public of 100% of their face value. We used the net proceeds of the offering to repay all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans, and to pay related fees and expenses. We intend to use the remaining net proceeds for general corporate purposes, which could include, among other things, repayment of other long term debt or possible acquisitions.    Interest on the 5.25% senior notes is payable on April 1 and October 1 of each year, commencing October 1, 2017.  The 5.25% senior notes will mature on April 1, 2025, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 5.25% senior notes as described in Note 16, “Subsequent Events,” to our unaudited consolidated interim financial statements.  We may also, from time to time, seek to retire the 5.25% senior notes through cash repurchases of the 5.25% senior notes or exchanges of the 5.25% senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.    See Note 16 “Subsequent Events,” to our unaudited consolidated interim financial statements for a more detailed description of the 5.25% senior notes.

-  36  -

Future Capital Needs

On April 1, 2017, our total long-term debt of $1,769.6 million, net of our cash and cash equivalents of $31.8 million, was $1,737.8 million.  Stockholders’ equity as of that date was $791.0 million.

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

We expect to make capital expenditures of approximately $60.0 million in the aggregate during fiscal 2017, $10.3 million of which were made during the first quarter.  Our projected capital expenditures for fiscal 2017 include anticipated capital expenditures of approximately $17.0 million to move equipment used in the production of certain Green Giant products from General Mills’ Belvidere, Illinois manufacturing facility to an existing B&G Foods manufacturing facility and one or more co-packers.

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

Inflation

We are currently locked into pricing and supply for substantially all of our major commodities, other than maple syrup, through the remainder of fiscal 2017 at a cost increase of less than 1% of cost of goods sold and will continue to manage inflation risk by entering into short term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices. During fiscal 2016, we had a minimal cost decrease for a majority of our most significant commodities (excluding, among others, maple syrup). To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

See Note 10, “Commitments and Contingencies,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Newly Adopted Accounting Standards” and “—Recently Issued Accounting Standards,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of April 1, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

-  37  -

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first quarter of 2017, except for the refinancing of our tranche B term loans, see “—Debt” above, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2016 Annual Report on Form 10-K.

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

•	competitors’ pricing practices and promotional spending levels;
•	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

-  38  -

•

the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and

•	other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors,” in our 2016 Annual Report on Form 10-K.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At April 1, 2017, we had $700.0 million of fixed rate debt and $1,094.8 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at April 1, 2017, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $10.9 million.

The carrying values and fair values of our revolving credit loans, term loans and 4.625% senior notes as of April 1, 2017 and December 31, 2016 are as follows (in thousands):

	April 1, 2017				December 31, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	221,000		221,000	(1)	176,000		176,000	(1)
Tranche A term loans due 2019	233,411	(2)	232,827	(1)	233,378	(2)	232,795	(1)
Tranche B term loans due 2022	637,506	(3)	640,694	(1)	637,391	(3)	645,358	(1)
4.625% senior notes due 2021	700,000		705,250	(4)	700,000		714,000	(4)

-  39  -

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  At April 1, 2017 and December 31, 2016, the face amounts of the tranche A term loans were $233.6 million and $233.6 million, respectively.

(3)

The carrying values of the tranche B term loans are net of discount.  At April 1, 2017 and December 31, 2016, the face amounts of the tranche B term loans were $640.1 million and $640.1 million, respectively.

(4)	Fair values are estimated based on quoted market prices.

Cash and cash equivalents, trade accounts receivable, income tax receivable/payable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

For more information, see Note 6, “Long-Term Debt,”  and Note 16, “Subsequent Events,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first quarter of 2017, our net sales to customers in foreign countries represented approximately 7.4% of our total net sales.  During the first quarter of 2016, our net sales to customers in foreign countries represented approximately 9.0% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

-  40  -

reporting.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, except as described below, there has been no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In anticipation of the upcoming expiration of the transition services agreement relating to our newly acquired spices & seasonings business, we plan to transition the spices & seasonings business to a new enterprise resource planning (ERP) system during the third quarter of 2017. After the spices & seasonings business transition to the ERP system is completed, we plan to continue implementing the ERP system throughout other parts of our businesses over the course of approximately the next two years. In connection with these implementations and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.

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

Item 1A.  Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2016 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

-  41  -

Item 6.Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101.1

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended April  1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

-  42  -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2017	B&G FOODS, INC.

	By:	/s/ Amy J. Chiovari
Amy J. Chiovari Corporate Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

-  43  -