Form 10-Q
period 2017-07-01
B&G Foods, Inc.
filed 2017-08-07
CIK 1278027

As filed with the Securities and Exchange Commission on August 7, 2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2017

or

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

As of August 4, 2017, the registrant had 66,496,333 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

-  i  -

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$51,670	$28,833
Trade accounts receivable, net	125,169	119,265
Inventories	420,356	356,590
Prepaid expenses and other current assets	25,071	26,399
Income tax receivable	9,069	10,787
Total current assets	631,335	541,874

Property, plant and equipment, net of accumulated depreciation of $185,430 and $169,474	258,333	245,344
Goodwill	615,770	614,278
Other intangibles, net	1,619,793	1,629,482
Other assets	3,715	4,625
Deferred income taxes	992	7,902
Total assets	$3,129,938	$3,043,505

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$93,683	$98,033
Accrued expenses	45,015	62,393
Current portion of long-term debt	—	10,515
Income tax payable	—	3,875
Dividends payable	30,920	30,879
Total current liabilities	169,618	205,695

Long-term debt	1,821,464	1,715,268
Other liabilities	22,692	21,405
Deferred income taxes	328,498	315,480
Total liabilities	2,342,272	2,257,848
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 66,496,333 and 66,406,314 shares issued and outstanding as of July 1, 2017 and December 31, 2016	665	664
Additional paid-in capital	327,143	387,699
Accumulated other comprehensive loss	(11,625)	(19,364)
Retained earnings	471,483	416,658
Total stockholders’ equity	787,666	785,657
Total liabilities and stockholders’ equity	$3,129,938	$3,043,505

See Notes to Consolidated Financial Statements.

-  2  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Net sales	$368,134	$306,376	$786,008	$659,354
Cost of goods sold	257,119	196,661	548,207	433,724
Gross profit	111,015	109,715	237,801	225,630

Operating expenses:
Selling, general and administrative expenses	49,591	33,886	103,225	73,524
Amortization expense	4,265	3,362	8,737	6,770
Impairment of intangible assets	—	5,405	—	5,405
Operating income	57,159	67,062	125,839	139,931

Other income and expenses:
Interest expense, net	21,998	18,426	41,645	37,561
Loss on extinguishment of debt	1,045	—	1,163	2,836
Other income	(816)	(371)	(2,960)	(2,300)
Income before income tax expense	34,932	49,007	85,991	101,834
Income tax expense	12,871	18,756	31,166	38,387
Net income	$22,061	$30,251	$54,825	$63,447

Weighted average shares outstanding:
Basic	66,482	62,646	66,478	60,823
Diluted	66,711	62,872	66,748	60,988

Basic and diluted earnings per share	$0.33	$0.48	$0.82	$1.04

Cash dividends declared per share	$0.465	$0.420	$0.930	$0.840

See Notes to Consolidated Financial Statements.

-  3  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Net income	$22,061	$30,251	$54,825	$63,447

Other comprehensive income (loss):
Foreign currency translation adjustments	3,411	(2,463)	7,637	(310)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	51	89	102	178
Other comprehensive income (loss)	3,462	(2,374)	7,739	(132)
Comprehensive income	$25,523	$27,877	$62,564	$63,315

See Notes to Consolidated Financial Statements.

-  4  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 1,	July 2,
	2017	2016
Cash flows from operating activities:
Net income	$54,825	$63,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,547	18,158
Amortization of deferred debt financing costs and bond discount	2,795	2,782
Deferred income taxes	19,992	35,667
Impairment of intangible assets	—	5,405
Loss on sale of assets	1,608	—
Write-off of property, plant, and equipment	105	—
Loss on disposal of inventory	—	791
Loss on extinguishment of debt	1,163	2,836
Share-based compensation expense	3,202	3,116
Excess tax benefits from share-based compensation	—	(343)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(5,750)	(1,156)
Inventories	(60,555)	50,668
Prepaid expenses and other current assets	2,122	41,830
Income tax receivable/payable	(2,699)	(8,536)
Other assets	1,073	(1,622)
Trade accounts payable	(5,274)	(11,706)
Accrued expenses	(18,617)	(1,129)
Other liabilities	1,287	465
Net cash provided by operating activities	19,824	200,673

Cash flows from investing activities:
Capital expenditures	(26,871)	(13,184)
Proceeds from sale of assets	2,229	—
Payments for acquisition of businesses, net of cash acquired	(117)	—
Net cash used in investing activities	(24,759)	(13,184)

Cash flows from financing activities:
Repayments of long-term debt	(233,640)	(150,000)
Proceeds from issuance of long-term debt	500,000	—
Repayments of borrowings under revolving credit facility	(221,000)	(50,000)
Borrowings under revolving credit facility	55,000	10,000
Proceeds from issuance of common stock, net	36	152,020
Dividends paid	(61,790)	(46,601)
Excess tax benefits from share-based compensation	—	343
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,962)	(1,410)
Debt financing costs	(8,637)	—
Net cash provided by (used in) financing activities	28,007	(85,648)

Effect of exchange rate fluctuations on cash and cash equivalents	(235)	481
Net increase in cash and cash equivalents	22,837	102,322

Cash and cash equivalents at beginning of period	28,833	5,246
Cash and cash equivalents at end of period	$51,670	$107,568

Supplemental disclosures of cash flow information:
Cash interest payments	$34,674	$35,646
Cash income tax payments	$10,232	$11,347
Non-cash transactions:
Dividends declared and not yet paid	$30,920	$26,316
Accruals related to purchases of property, plant and equipment	$—	$2,199

See Notes to Consolidated Financial Statements.

-  5  -

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended July 1, 2017 (second quarter and first two quarters of 2017) and July 2, 2016 (second quarter and first two quarters of 2016) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of July 1, 2017, and the results of our operations, comprehensive income and cash flows for the second quarter and first two quarters of 2017 and 2016.  Our results of operations for the second quarter and first two quarters of 2017 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2016 filed with the SEC on March 1, 2017.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Newly Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction of income taxes when the awards vest or are settled. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. We adopted the provisions of this ASU at the beginning of fiscal 2017 and applied the required changes in accounting principle on a prospective basis. As a result of this adoption, we recognized discrete tax benefits of $0.8 million in the income taxes line item of our consolidated statement of operations for the first two quarters of 2017 related to excess tax benefits upon vesting or settlement in that period. We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our statement of cash flows for the first quarter of 2017, where these benefits are classified along with other income tax cash flows as an operating activity. We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the first two quarters of 2017.

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

On November 21, 2016, we completed the acquisition of the spices & seasonings business of ACH Food Companies, Inc. for a purchase price of $366.9 million.  We refer to this acquisition as the “spices & seasonings acquisition.” In connection with the acquisition,  as of July 1, 2017, we had receivables related to a transition services agreement with ACH Food Companies of $2.0 million included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of December 31, 2016, we had payables related to the transition services agreement of $12.6 million included in accrued expenses in the accompanying consolidated balance sheets.

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

________________________________________

(1)In connection with the spices & seasonings acquisition, we agreed to establish a defined benefit plan for certain employees transferred to B&G Foods and certain former employees of the acquired spices & seasonings business.  We also agreed to assume certain liabilities relating to the underfunded status of the former plan that such employees participated in prior to the acquisition.  At July 1, 2017 and December 31, 2016, we recognized $18.4 million and $17.5 million, respectively, in “other liabilities” in the accompanying consolidated balance sheet to reflect our obligations with respect to the underfunded status of the defined benefit plan assets and liabilities transferred to us.

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the second quarter and first two quarters of 2016 presents our operations as if the spices & seasonings acquisition had occurred as of the beginning of fiscal 2016.  In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of customer relationship intangibles. On an actual basis, the spices & seasonings business contributed $67.4 million and $130.6 million, respectively, of consolidated net sales for the second quarter and first two quarters of 2017.

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	July 2, 2016	July 2, 2016
	(dollars in thousands, except per share data)
Net sales	$365,818	$778,238
Net income	$38,284	$75,588
Basic earnings per share	$0.58	$1.19
Diluted earnings per share	$0.58	$1.18

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

Inventories consist of the following, as of the dates indicated (in thousands):

	July 1, 2017	December 31, 2016
Raw materials and packaging	$82,111	$60,532
Work-in-process	58,294	98,664
Finished goods	279,951	197,394
Total	$420,356	$356,590

(5)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	July 1, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$6,800	$1,889	$4,911	$6,800	$1,662	$5,138
Customer relationships	330,290	89,209	241,081	330,290	80,847	249,443
Seed technology(1)	—	—	—	2,000	900	1,100
	$337,090	$91,098	$245,992	$339,090	$83,409	$255,681
Unamortizable Intangible Assets
Goodwill	$615,770			$614,278
Trademarks	$1,373,801			$1,373,801

________________________________________

(1)

During the first quarter of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets and property, plant and equipment, that we acquired in 2015 as part of the Green Giant acquisition, resulting in a $1.6 million loss on sale of assets.

Amortization expense associated with amortizable intangible assets for the second quarter and first two quarters of 2017 was $4.3 million and $8.7 million, respectively, and is recorded in operating expenses. Amortization expense associated with amortizable intangible assets for the second quarter and first two quarters of 2016 was $3.4 million and $6.8 million, respectively. We expect to recognize an additional $8.6 million of amortization expense associated with our amortizable intangible assets during the remainder of fiscal 2017, and thereafter $17.1 million of amortization expense in each of the fiscal years 2018 through 2021.  See Note 3, “Acquisitions.”

-  11  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	July 1, 2017	December 31, 2016
Revolving credit loans	$10,000	$176,000
Tranche A term loans due 2019	—	233,640
Tranche B term loans due 2022	640,110	640,110
4.625% senior notes due 2021	700,000	700,000
5.25% senior notes due 2025	500,000	—
Unamortized deferred financing costs	(26,150)	(20,986)
Unamortized discount	(2,496)	(2,981)
Total long-term debt, net of unamortized deferred financing costs and discount	1,821,464	1,725,783
Current portion of long-term debt	—	(10,515)
Long-term debt, net of unamortized deferred financing costs and discount, and excluding current portion	$1,821,464	$1,715,268

As of July 1, 2017, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2017	$—
2018	—
2019	10,000
2020	—
2021	700,000
Thereafter	1,140,110
Total	$1,850,110

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

At July 1, 2017, $640.1 million of tranche B term loans and $10.0 million of revolving loans were outstanding under our credit agreement.

At July 1, 2017, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $488.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

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

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At July 1, 2017, the revolving credit facility interest rate was approximately 3.21%.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.25%, and LIBOR plus an applicable margin of 2.25%. At July 1, 2017, the tranche B term loan interest rate was approximately 3.48%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 6.50 to 1.00.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of July 1, 2017, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 4.625% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of July 1, 2017, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

Accrued Interest.  At July 1, 2017 and December 31, 2016, accrued interest of $9.2 million and $5.0 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Deferred Debt Financing Costs.  During the second quarter and first two quarters of 2017, we capitalized $6.0 million and $7.4 million, respectively, of debt financing costs relating to our issuance of the 5.25% senior notes and during the first two quarters of 2017 we capitalized $1.2 million of debt financing costs relating to the refinancing of our tranche B term loans.

Loss on Extinguishment of Debt.  During the second quarter of 2017, the repayment of all outstanding borrowings under the tranche A term loans resulted in a loss on extinguishment of debt, which includes the write-off of deferred debt financing costs of $0.9 million and the write-off of unamortized discount of $0.2 million.  During the first quarter of 2017, we incurred a loss on extinguishment of debt in connection with the refinancing of our tranche B term loans, which includes the write-off of deferred debt financing costs and the write-off of unamortized discount of less than $0.1 million. During the first quarter of 2016, we incurred a loss on extinguishment of debt in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. The loss on extinguishment includes the write-off of deferred debt financing costs of $2.2 million and the write-off of unamortized discount of $0.6 million.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)Fair Value Measurements (Continued)

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of July 1, 2017 and December 31, 2016 are as follows (in thousands):

	July 1, 2017				December 31, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	10,000		10,000	(1)	176,000		176,000	(1)
Tranche A term loans due 2019	—		—		233,378	(2)	232,795	(1)
Tranche B term loans due 2022	637,614	(3)	640,802	(1)	637,391	(3)	645,358	(1)
4.625% senior notes due 2021	700,000		711,375	(4)	700,000		714,000	(4)
5.25% senior notes due 2025	500,000		510,000	(4)	—		—

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  On April 3, 2017, we repaid all of the outstanding borrowings and amounts due under our tranche A term loans.  At December 31, 2016, the face amounts of the tranche A term loans were $233.6 million.

(3)	The carrying values of the tranche B term loans are net of discount. At July 1, 2017 and December 31, 2016, the face amounts of the tranche B term loans were $640.1 million.
(4)	Fair values are estimated based on quoted market prices.

There was no Level 3 activity during the second quarter or first two quarters of 2017 or 2016.

(8)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the second quarter and first two quarters of 2017 and 2016 are as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Affected Line Item in
	July 1,	July 2,	July 1,	July 2,	the Statement Where
Details about AOCL Components	2017	2016	2017	2016	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$9	$11	$18	$22	See (1) below
Amortization of unrecognized loss	73	132	146	264	See (1) below
	82	143	164	286	Total before tax
	(31)	(54)	(62)	(108)	Income tax expense
Total reclassification	$51	$89	$102	$178	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9, “Pension Benefits” for additional information.

-  16  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)Accumulated Other Comprehensive Loss (Continued)

Changes in AOCL for the first two quarters of 2017 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Beginning balance	$(7,200)	$(12,164)	$(19,364)
Other comprehensive income before reclassifications	—	7,637	7,637
Amounts reclassified from AOCL	102	—	102
Net current period other comprehensive income	102	7,637	7,739
Ending balance	$(7,098)	$(4,527)	$(11,625)

(9)Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension cost for company sponsored defined benefit pension plans for the second quarter and first two quarters of 2017 and 2016 includes the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Service cost—benefits earned during the period	$1,370	$872	$2,740	$1,745
Interest cost on projected benefit obligation	1,215	692	2,430	1,384
Expected return on plan assets	(1,750)	(1,095)	(3,500)	(2,191)
Amortization of unrecognized prior service cost	9	11	18	22
Amortization of unrecognized loss	73	132	146	264
Net periodic pension cost	$917	$612	$1,834	$1,224

During the first two quarters of 2017, we did not make any defined benefit pension plan contributions. We plan to make approximately $3.5 million of contributions during the remainder of fiscal 2017.

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

B&G Foods made contributions to the plan of $0.4 million in the first two quarters of 2017 and expects to pay surcharges of less than $0.1 million in fiscal 2017 assuming consistent hours are worked.  B&G Foods contributed $0.8 million in fiscal 2016 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

-  17  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)Commitments and Contingencies

Operating Leases.  As of July 1, 2017, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2017	$5,560
2018	9,623
2019	8,530
2020	8,160
2021	6,105
Thereafter	8,060
Total	$46,038

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first two quarters of 2017 or 2016 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of July 1, 2017, approximately 1,549 of our 2,551 employees, or 60.7%, were covered by collective bargaining agreements.    None of our collective bargaining agreements is scheduled to expire within one year.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the second quarter of 2017 there were 173,357 and for the second quarter of 2016 there were 22,692 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Weighted average shares outstanding:
Basic	66,481,507	62,645,894	66,477,990	60,823,288
Net effect of potentially dilutive share-based compensation awards	229,812	225,985	269,814	164,326
Diluted	66,711,319	62,871,879	66,747,804	60,987,614

(12)Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 54.9% and 56.9% of consolidated net sales for the first two quarters of 2017 and 2016, respectively.  Our top ten customers accounted for approximately 55.2% and 53.4% of our consolidated trade accounts receivables as of July 1, 2017 and December 31, 2016, respectively. Other than Wal-Mart, which accounted for 22.7% and 25.8% of our consolidated net sales for the first two quarters of 2017 and 2016, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2017 or 2016. Other than Wal-Mart, which accounted for 21.8% and 21.2% of our consolidated trade accounts receivables as of July 1, 2017 and December 31, 2016, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of July 1, 2017, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first two quarters of 2017 and 2016, our sales to customers in foreign countries represented approximately 7.1% and 8.4%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)Share-Based Payments (Continued)

The following table details our stock option activity for the first two quarters of fiscal 2017 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2017	714,580	$31.65
Granted	154,867	$41.47
Exercised	(1,300)	$27.77
Forfeited	(29,189)	$32.24
Outstanding at end of second quarter of 2017	838,958	$33.44	8.17	$2,900
Exercisable at end of second quarter of 2017	24,396	$42.62	8.86	$9

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

	2017	2016
Weighted average grant date fair value	$7.35	$5.26
Expected volatility	27.5% - 29.2%	27.7%
Expected term	5.5 - 6.5 years	5.5 - 6.5 years
Risk-free interest rate	1.8% - 2.4%	1.5% - 1.7%
Dividend yield	4.5% - 4.6%	3.9% - 4.9%

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the second quarter and first two quarters of 2017 and 2016 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
Consolidated Statements of Operations Location	2017	2016	2017	2016
Compensation expense included in cost of goods sold	$250	$281	$472	$512
Compensation expense included in selling, general and administrative expenses	1,809	1,737	2,730	2,604
Total compensation expense for share-based payments	$2,059	$2,018	$3,202	$3,116

As of July 1, 2017, there was $3.8 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.5 years and $1.9 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.75 years.

-  20  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)Share-Based Payments (Continued)

The following table details the activity in our non-vested performance share LTIAs for the first two quarters of 2017:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2017	436,554	$26.81
Granted	132,000	$36.15
Vested	(110,528)	$27.50
Forfeited	(14,779)	$28.00
End of second quarter of 2017	443,247	$29.37

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

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2017 and 2016 upon the vesting of performance share LTIAs, the exercise of stock options and other share based payments (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,		July 2,
	2017	2016	2017		2016
Number of performance shares vested	—	—	110,528		101,094
Shares withheld to fund statutory minimum tax withholding	—	—	42,368		37,596
Shares of common stock issued for performance share LTIAs	—	—	68,160		63,498
Shares of common stock issued upon the exercise of stock options	1,300	—	1,300		—
Shares of common stock issued to non-employee directors for annual equity grants	20,559	16,072	20,559		16,072
Total shares of common stock issued	21,859	16,072	90,019		79,570
Excess tax (deficiency) benefit	$(6)	$—	$820	(1)	$343

(1)

As a result of the adoption of ASU 2016-09, we recognized discrete tax benefits of $0.8 million in the income taxes line item of our consolidated statement of operations for the first two quarters of 2017 related to excess tax benefits upon vesting or settlement in that period. See Note 2, “Summary of Significant Accounting Policies— Newly Adopted Accounting Standards.”

-  21  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Brand:(1)
Green Giant	$105,204	$107,217	$230,653	$237,377
Ortega	34,824	35,153	71,968	71,619
Tone's(2)	19,979	—	48,643	—
Pirate Brands	17,053	20,413	42,940	44,494
Maple Grove Farms of Vermont	16,348	18,607	35,111	37,323
Mrs. Dash	14,812	15,864	31,741	32,592
Cream of Wheat	12,255	12,387	29,057	29,482
Weber(2)	14,491	—	22,546	—
Victoria(3)	9,679	—	20,365	—
Polaner	8,471	8,847	17,556	17,552
Las Palmas	8,504	8,340	17,449	18,104
Mama Mary's	7,392	8,898	17,167	19,378
Bear Creek Country Kitchens	4,451	5,386	16,677	18,978
New York Style	8,254	8,304	16,550	16,479
All other brands(4)	86,417	56,960	167,585	115,976
Total	$368,134	$306,376	$786,008	$659,354

(1)

Table includes net sales for each of our brands whose first two quarters of 2017 or fiscal 2016 net sales were equal to or exceeded 2% of our total first two quarters of 2017 or fiscal 2016 net sales and for “all other brands” in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.

(2)	We acquired the Tone’s and Weber brands on November 21, 2016 as part of the spices & seasonings acquisition.
(3)	We completed the Victoria acquisition on December 2, 2016.
(4)

Net sales for “all other brands” for the second quarter and first two quarters of 2017 has been impacted by the acquisition of the Spice Islands, Durkee and certain other brands acquired as part of the spices & seasonings acquisition, which was completed on November 21, 2016.

(15)Guarantor and Non-Guarantor Financial Information

As further discussed in Note 6, “Long-Term Debt,” our obligations under the 4.625% senior notes and the 5.25% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this note as the guarantor subsidiaries.  Our foreign subsidiaries, which we refer to in this note as the non-guarantor subsidiaries, do not guarantee the 4.625% senior notes or the 5.25% senior notes.

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of July 1, 2017 and December 31, 2016, the related condensed consolidating statement of operations for the thirteen weeks and twenty-six weeks ended July 1, 2017, and the related condensed consolidating statement of cash flows for the twenty-six weeks ended July 1, 2017 for:

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

Condensed Consolidating Balance Sheet

As of July 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$50,208	$1,462	$—	$51,670
Trade accounts receivable, net	—	120,180	4,989	—	125,169
Inventories, net	—	368,058	52,298	—	420,356
Prepaid expenses and other current assets	—	20,759	4,312	—	25,071
Income tax receivable	—	7,479	1,590	—	9,069
Intercompany receivables	—	—	—	—	—
Total current assets	—	566,684	64,651	—	631,335

Property, plant and equipment, net	—	214,690	43,643	—	258,333
Goodwill	—	615,770	—	—	615,770
Other intangibles, net	—	1,619,793	—	—	1,619,793
Other assets	—	3,701	14	—	3,715
Deferred income taxes	—	—	992	—	992
Investments in subsidiaries	2,666,200	84,815	—	(2,751,015)	—
Total assets	$2,666,200	$3,105,453	$109,300	$(2,751,015)	$3,129,938

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$75,270	$18,413	$—	$93,683
Accrued expenses	—	41,965	3,050	—	45,015
Current portion of long-term debt	—	—	—	—	—
Income tax payable	—	—	—	—	—
Dividends payable	30,920	—	—	—	30,920
Intercompany payables	—	(3,022)	3,022	—	—
Total current liabilities	30,920	114,213	24,485	—	169,618

Long-term debt	1,847,614	(26,150)	—	—	1,821,464
Other liabilities	—	22,692	—	—	22,692
Deferred income taxes	—	328,498	—	—	328,498
Total liabilities	1,878,534	439,253	24,485	—	2,342,272

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	665	—	—	—	665
Additional paid-in capital	327,143	2,208,567	68,253	(2,276,820)	327,143
Accumulated other comprehensive loss	(11,625)	(11,625)	(4,526)	16,151	(11,625)
Retained earnings	471,483	469,258	21,088	(490,346)	471,483
Total stockholders’ equity	787,666	2,666,200	84,815	(2,751,015)	787,666
Total liabilities and stockholders’ equity	$2,666,200	$3,105,453	$109,300	$(2,751,015)	$3,129,938

-  23  -

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended July 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$353,075	$31,784	$(16,725)	$368,134
Cost of goods sold	—	243,907	29,937	(16,725)	257,119
Gross profit	—	109,168	1,847	—	111,015

Operating expenses:
Selling, general and administrative expenses	—	46,093	3,498	—	49,591
Amortization expense	—	4,265	—	—	4,265
Operating income	—	58,810	(1,651)	—	57,159

Other income and expenses:
Interest expense, net	—	21,998	—	—	21,998
Loss on extinguishment of debt	—	1,045	—	—	1,045
Other income	—	(816)	—	—	(816)
Income before income tax expense	—	36,583	(1,651)	—	34,932
Income tax expense	—	12,632	239	—	12,871
Equity in earnings of subsidiaries	22,061	(1,890)	—	(20,171)	—
Net income	$22,061	$22,061	$(1,890)	$(20,171)	$22,061
Comprehensive income	$25,523	$22,011	$1,523	$(23,534)	$25,523

Condensed Consolidating Statement of Operations and Comprehensive Income

Twenty-Six Weeks Ended July 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$747,383	$79,198	$(40,573)	$786,008
Cost of goods sold	—	516,235	72,545	(40,573)	548,207
Gross profit	—	231,148	6,653	—	237,801

Operating expenses:
Selling, general and administrative expenses	—	97,044	6,181	—	103,225
Amortization expense	—	8,737	—	—	8,737
Operating income	—	125,367	472	—	125,839

Other income and expenses:
Interest expense, net	—	41,645	—	—	41,645
Loss on extinguishment of debt	—	1,163	—	—	1,163
Other income	—	(2,960)	—	—	(2,960)
Income before income tax expense	—	85,519	472	—	85,991
Income tax expense	—	30,264	902	—	31,166
Equity in earnings of subsidiaries	54,825	(430)	—	(54,395)	—
Net income	$54,825	$54,825	$(430)	$(54,395)	$54,825
Comprehensive income	$62,564	$54,724	$7,208	$(61,932)	$62,564

-  25  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended July 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$288,772	$25,445	$(7,841)	$306,376
Cost of goods sold	—	184,942	19,560	(7,841)	196,661
Gross profit	—	103,830	5,885	—	109,715

Operating expenses:
Selling, general and administrative expenses	—	33,093	793	—	33,886
Amortization expense	—	3,362	—	—	3,362
Impairment of intangible assets	—	5,405	—	—	5,405
Operating income	—	61,970	5,092	—	67,062

Other income and expenses:
Interest expense, net	—	18,426	—	—	18,426
Loss on extinguishment of debt	—	—	—	—	—
Other income	—	(371)	—	—	(371)
Income before income tax expense	—	43,915	5,092	—	49,007
Income tax expense	—	17,552	1,204	—	18,756
Equity in earnings of subsidiaries	30,251	3,888	—	(34,139)	—
Net income	$30,251	$30,251	$3,888	$(34,139)	$30,251
Comprehensive income (loss)	$27,877	$27,831	$1,425	$(29,256)	$27,877

Condensed Consolidating Statement of Operations and Comprehensive Income

Twenty-Six Weeks Ended July 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$618,074	$55,721	$(14,441)	$659,354
Cost of goods sold	—	404,968	43,197	(14,441)	433,724
Gross profit	—	213,106	12,524	—	225,630

Operating expenses:
Selling, general and administrative expenses	—	71,919	1,605	—	73,524
Amortization expense	—	6,770	—	—	6,770
Impairment of intangible assets	—	5,405	—	—	5,405
Operating income	—	129,012	10,919	—	139,931

Other income and expenses:
Interest expense, net	—	37,561	—	—	37,561
Loss on extinguishment of debt	—	2,836	—	—	2,836
Other income	—	(2,300)	—	—	(2,300)
Income before income tax expense	—	90,915	10,919	—	101,834
Income tax expense	—	35,394	2,993	—	38,387
Equity in earnings of subsidiaries	63,447	7,926	—	(71,373)	—
Net income	$63,447	$63,447	$7,926	$(71,373)	$63,447
Comprehensive income (loss)	$63,315	$63,269	$7,616	$(70,885)	$63,315

-  26  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended July 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$10,665	$9,159	$—	$19,824

Cash flows from investing activities:
Capital expenditures	—	(19,516)	(7,355)	—	(26,871)
Proceeds from sale of assets	—	2,229	—	—	2,229
Payments for acquisition of businesses, net of cash acquired	—	(117)	—	—	(117)
Net cash used in investing activities	—	(17,404)	(7,355)	—	(24,759)

Cash flows from financing activities:
Repayments of long-term debt	(233,640)	—	—	—	(233,640)
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Repayments of borrowings under revolving credit facility	(221,000)	—	—	—	(221,000)
Borrowings under revolving credit facility	55,000	—	—	—	55,000
Proceeds from issuance of common stock, net	36	—	—	—	36
Dividends paid	(61,790)	—	—	—	(61,790)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,962)	—	—	(1,962)
Debt financing costs	—	(8,637)	—	—	(8,637)
Intercompany transactions	(38,606)	42,427	(3,821)	—	—
Net cash provided by (used in) financing activities	—	31,828	(3,821)	—	28,007
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(235)	—	(235)
Net increase (decrease) in cash and cash equivalents	—	25,089	(2,252)	—	22,837
Cash and cash equivalents at beginning of year	—	25,119	3,714	—	28,833
Cash and cash equivalents at end of period	$—	$50,208	$1,462	$—	$51,670

-  27  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Twenty-Six Weeks Ended July 2, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$166,658	$34,015	$—	$200,673

Cash flows from investing activities:
Capital expenditures	—	(10,709)	(2,475)	—	(13,184)
Proceeds from sale of assets	—	—	—	—	—
Payments for acquisition of businesses, net of cash acquired	—	—	—	—	—
Net cash used in investing activities	—	(10,709)	(2,475)	—	(13,184)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Repayments of borrowings under revolving credit facility	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit facility	10,000	—	—	—	10,000
Proceeds from issuance of common stock, net	152,020	—	—	—	152,020
Dividends paid	(46,601)	—	—	—	(46,601)
Excess tax benefits from share-based compensation	—	343	—	—	343
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,410)	—	—	(1,410)
Intercompany transactions	84,581	(61,646)	(22,935)	—	—
Net cash used in financing activities	—	(62,713)	(22,935)	—	(85,648)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	481	—	481
Net increase in cash and cash equivalents	—	93,236	9,086	—	102,322
Cash and cash equivalents at beginning of year	—	1,964	3,282	—	5,246
Cash and cash equivalents at end of period	$—	$95,200	$12,368	$—	$107,568

-  28  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended July 1, 2017 (second quarter and first two quarters of 2017) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2016 (fiscal 2016) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2017 (which we refer to as our 2016 Annual Report on Form 10-K).

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

-  29  -

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2017 and 2016, our net sales to customers in foreign countries represented approximately 7.1% and 8.4%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

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

-  30  -

In our 2016 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to these policies from those disclosed in our 2016 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of each of 2017 and 2016 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.8%	64.2%	69.7%	65.8%
Gross profit	30.2%	35.8%	30.3%	34.2%

Selling, general and administrative expenses	13.5%	11.0%	13.1%	11.2%
Amortization expense	1.2%	1.1%	1.2%	1.0%
Impairment of intangible assets	—%	1.8%	—%	0.8%
Operating income	15.5%	21.9%	16.0%	21.2%

Interest expense, net	6.0%	6.0%	5.3%	5.7%
Loss on extinguishment of debt	0.2%	—%	0.2%	0.4%
Other income	(0.2)%	(0.1)%	(0.4)%	(0.3)%
Income before income tax expense	9.5%	16.0%	10.9%	15.4%

Income tax expense	3.5%	6.1%	3.9%	5.8%
Net income	6.0%	9.9%	7.0%	9.6%

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

-  31  -

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

A reconciliation of base business net sales to reported net sales for the second quarter and first two quarters of 2017 and 2016 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Reported net sales	$368,134	$306,376	$786,008	$659,354
Net sales from acquisitions(1)	(77,062)	—	(150,918)	—
Net sales of Rickland Orchards(2)	—	(158)	—	(528)
Base business net sales	$291,072	$306,218	$635,090	$658,826

(1)

Reflects net sales for the spices & seasonings business and Victoria for the second quarter and first two quarters of 2017 for which there is no comparable period of net sales in 2016. The spices & seasonings business was acquired on November 21, 2016, and Victoria was acquired on December 2, 2016.

(2)	Rickland Orchards was discontinued during the second quarter of 2016.

-  32  -

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up, intangible asset impairment charges and related asset write offs, and gains and losses on sale of assets), and distribution restructuring expenses. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related expenses, gains and losses, non-cash intangible asset impairment charges and related asset write offs and distribution restructuring expenses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related expenses, gains and losses, income taxes, intangible asset impairment charges and related asset write offs, and distribution restructuring expenses. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

-  33  -

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of each of 2017 and 2016 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016

Net income	$22,061	$30,251	$54,825	$63,447
Income tax expense	12,871	18,756	31,166	38,387
Interest expense, net	21,998	18,426	41,645	37,561
Depreciation and amortization	12,329	9,154	24,547	18,158
Loss on extinguishment of debt	1,045	—	1,163	2,836
EBITDA	70,304	76,587	153,346	160,389
Acquisition-related expenses	7,851	1,699	13,693	3,931
Amortization of acquisition-related inventory step-up	—	—	1,550	3,074
Impairment of intangible assets	—	5,405	—	5,405
Loss on disposal of inventory	—	791	—	791
Loss on sale of assets	—	—	1,608	—
Distribution restructuring expenses	—	474	—	948
Adjusted EBITDA	78,155	84,956	170,197	174,538
Income tax expense	(12,871)	(18,756)	(31,166)	(38,387)
Interest expense, net	(21,998)	(18,426)	(41,645)	(37,561)
Acquisition-related expenses	(7,851)	(1,699)	(13,693)	(3,931)
Distribution restructuring expenses	—	(474)	—	(948)
Write-off of property, plant and equipment	105	—	105	—
Deferred income taxes	9,712	25,813	19,992	35,667
Amortization of deferred financing costs and bond discount	1,464	1,314	2,795	2,782
Amortization of acquisition-related inventory step-up	—	—	(1,550)	(3,074)
Share-based compensation expense	2,059	2,018	3,202	3,116
Excess tax benefits from share-based compensation	—	—	—	(343)
Changes in assets and liabilities, net of effects of business combinations	(31,444)	2,078	(88,413)	68,814
Net cash provided by operating activities	$17,331	$76,824	$19,824	$200,673

Second quarter of 2017 compared to the second quarter of 2016

Net Sales.  Net sales increased $61.7 million, or 20.2%, to $368.1 million for the second quarter of 2017 from $306.4 million for the second quarter of 2016. Net sales of the spices & seasonings business, acquired on November 21, 2016, and net sales of Victoria, acquired on December 2, 2016, contributed $67.4 million and $9.7 million, respectively, to the overall net sales increase.

Base business net sales for the second quarter of 2017 decreased $15.1 million, or 4.9%, to $291.1 million from $306.2 million for the second quarter of 2016. The $15.1 million decrease was attributable to decreases in unit volume of $11.8 million, or 3.8%, and net pricing of $3.3 million, or 1.1%.

Approximately 65% of our base business net sales decline for the second quarter of 2017 was attributable to Pirate Brands, our maple syrup products, Green Giant and Mama Mary’s. Net sales of Pirate Brands decreased $3.4 million, primarily due to a shift in timing of certain promotional spending from the second quarter of last year to the third quarter of this year.  Net sales of our maple syrup products decreased $3.0 million primarily due to our decision during the first quarter of 2017 to discontinue certain private label sales. Net sales of Green Giant frozen products increased by $9.4 million, driven by the brand’s new innovation products.  The increase was more than offset by decreases in net sales of Green Giant shelf-stable products of $7.6 million, primarily attributable to forecasted

-  34  -

distribution losses with certain customers, increases in coupon and slotting expenses of $2.9 million and a decrease in net sales of non-branded bulk IQF products of $0.9 million.  Net sales of Mama Mary’s, which faced a category decline of approximately 10.0% during the second quarter of 2017, decreased $1.5 million, or 16.9%.

See Note 14, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the second quarter of 2017 and the second quarter of 2016 for each of our brands that exceed approximately 2% of our fiscal 2017 or fiscal 2016 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales decreases by brand for the second quarter of 2017:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands	$(3.4)	(16.5)%
Maple Grove Farms of Vermont	(2.3)	(12.1)%
Green Giant	(2.0)	(1.9)%
Mama Mary's	(1.5)	(16.9)%
Mrs. Dash	(1.0)	(6.6)%
Bear Creek Country Kitchens	(0.9)	(17.4)%
TrueNorth	(0.8)	(25.7)%

All other brands	(3.2)	(2.5)%
Base business net sales decrease	$(15.1)	(4.9)%

Gross Profit.  Gross profit increased $1.3 million, or 1.2%, to $111.0 million for the second quarter of 2017 from $109.7 million for the second quarter of 2016.  Gross profit expressed as a percentage of net sales decreased to 30.2% in the second quarter of 2017 from 35.8% in the second quarter of 2016, a decrease of 5.6 percentage points.  Excluding spices & seasonings and Victoria, approximately 3.2 percentage points of the decrease in gross profit percentage was due to an increase in warehousing and distribution costs, 1.1 percentage points of the decrease was due to a decrease in pricing and 0.9 percentage points of the decrease was due to an increase in coupon and slotting expenses.  The remaining 0.4 percentage points of the decrease was due to an increase in all other costs, including the impact of product mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $15.7 million, or 46.3%, to $49.6 million for the second quarter of 2017 from $33.9 million for the second quarter of 2016.  The increase was composed of increases in marketing expenses of $8.0 million, acquisition-related expenses of $6.2 million and warehousing expenses of $3.7 million, partially offset by a decrease in distribution restructuring expenses of $0.5 million and all other expenses of $1.7 million.  Expressed as a percentage of net sales, selling, general and administrative expenses increased 2.5 percentage points to 13.5% for the second quarter of 2017 from 11.0% for the second quarter of 2016.

Amortization Expense.  Amortization expense increased $0.9 million to $4.3 million for the second quarter of 2017 from $3.4 million for the second quarter of 2016 due to the spices & seasonings and Victoria acquisitions completed in fiscal 2016.

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

-  35  -

Operating Income.  As a result of the foregoing, operating income decreased $9.9 million, or 14.8%, to $57.2 million for the second quarter of 2017 from $67.1 million for the second quarter of 2016.  Operating income expressed as a percentage of net sales decreased to 15.5% in the second quarter of 2017 from 21.9% in the second quarter of 2016.

Net Interest Expense.  Net interest expense increased $3.6 million, or 19.4%, to $22.0 million for the second quarter of 2017 from $18.4 million in the second quarter of 2016.  The increase was primarily attributable to additional borrowings made in the fourth quarter of 2016 to fund the spices & seasonings acquisition and the Victoria acquisition and in the second quarter of 2017 in connection with our credit agreement refinancing and senior notes offering.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the second quarter of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans.  We did not incur a loss on extinguishment of debt for the second quarter of 2016. See “—Debt” below.

Other Income.  Other income for the second quarter of 2017 and 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.8 million and $0.4 million, respectively.

Income Tax Expense.  Income tax expense decreased $5.9 million to $12.9 million for the second quarter of 2017 from $18.8 million for the second quarter of 2016. Our effective tax rate was 36.8% for the second quarter of 2017 and 38.3% for the second quarter of 2016.

First two quarters of 2017 compared to the first two quarters of 2016

Net Sales.  Net sales increased $126.6 million, or 19.2%, to $786.0 million for the first two quarters of 2017 from $659.4 million for the first two quarters of 2016. Net sales of the spices & seasonings business, acquired on November 21, 2016, and net sales of Victoria, acquired on December 2, 2016, contributed $130.6 million and $20.4 million, respectively, to the overall net sales increase.

Base business net sales for the first two quarters of 2017 decreased $23.7 million, or 3.6%, to $635.1 million from $658.8 million for the first two quarters of 2016. The $23.7 million decrease was attributable to decreases in unit volume of $21.5 million, or 3.3%, and net pricing of $2.2 million, or 0.3%.

Over 60% of our base business net sales decline for the first two quarters of 2017 was attributable to Green Giant, our maple syrup products, Bear Creek Country Kitchens and Mama Mary’s. Net sales of Green Giant frozen products increased by $7.8 million, driven by the brand’s new innovation products.  The increase was more than offset by decreases in unit volume of Green Giant shelf-stable products of $8.7 million, primarily attributable to forecasted distribution losses with certain customers, an increase in coupon and slotting expenses of $4.5 million and a decrease in net sales of non-branded bulk IQF products of $1.3 million.  Net sales of our maple syrup products decreased $3.9 million, primarily due to our decision during the first quarter of 2017 to discontinue certain private label sales.  Net sales of Bear Creek Country Kitchens, which faced aggressive competition and a category decline of approximately 5.0% during the first two quarters of 2017, decreased $2.3 million, or 12.1%.  Net sales of Mama Mary’s decreased $2.2 million, or 11.4%, generally in line with a category decline of approximately 9.0%.

See Note 14, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first two quarters of 2017 and the first two quarters of 2016 for each of our brands that exceed approximately 2% of our fiscal 2017 or fiscal 2016 net sales and for all other brands in the aggregate.

-  36  -

The following chart sets forth the most significant base business net sales decreases by brand for the first two quarters of 2017:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Green Giant	$(6.7)	(2.8)%
Bear Creek Country Kitchens	(2.3)	(12.1)%
Mama Mary's	(2.2)	(11.4)%
Maple Grove Farms of Vermont	(2.2)	(5.9)%
Pirate Brands	(1.6)	(3.5)%
TrueNorth	(1.5)	(23.5)%
SpringTree	(1.3)	(13.6)%
B&M	(1.1)	(10.1)%
Bloch & Guggenheimer	(1.1)	(7.5)%
Mrs. Dash	(0.8)	(2.6)%

All other brands	(2.9)	(1.3)%
Base business net sales decrease	$(23.7)	(3.6)%

Gross Profit.  Gross profit increased $12.2 million, or 5.4%, to $237.8 million for the first two quarters of 2017 from $225.6 million for the first two quarters of 2016.  Gross profit expressed as a percentage of net sales decreased to 30.3% in the first two quarters of 2017 from 34.2% in the first two quarters of 2016, a decrease of 3.9 percentage points.  Excluding spices & seasonings and Victoria, approximately 2.7 percentage points of the decrease in gross profit percentage was due to an increase in warehousing and distribution costs, 0.6 percentage points of the decrease was due to an increase in coupon and slotting expenses and 0.3 percentage points of the decrease was due to a decrease in pricing.  The remaining 0.3 percentage points of the decrease was due to an increase of all other costs, including the impact of product mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $29.7 million, or 40.4%, to $103.2 million for the first two quarters of 2017 from $73.5 million for the first two quarters of 2016.  The increase was composed of increases in marketing expenses of $11.3 million, acquisition-related expenses of $9.8 million, warehousing expenses of $7.9 million, selling expenses of $2.0 million (which includes a $1.6 million increase in brokerage expenses) and a loss on sale of assets of $1.6 million, partially offset by a decrease in distribution restructuring expenses of $0.9 million and all other expenses of $2.0 million.  Expressed as a percentage of net sales, selling, general and administrative expenses increased 1.9 percentage points to 13.1% for the first two quarters of 2017 from 11.2% for the first two quarters of 2016.

Amortization Expense.  Amortization expense increased $1.9 million to $8.7 million for the first two quarters of 2017 from $6.8 million for the first two quarters of 2016 due to the spices & seasonings and Victoria acquisitions completed in fiscal 2016.

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

Operating Income.  As a result of the foregoing, operating income decreased $14.1 million, or 10.1%, to $125.8 million for the first two quarters of 2017 from $139.9 million for the first two quarters of 2016.  Operating income expressed as a percentage of net sales decreased to 16.0% in the first two quarters of 2017 from 21.2% in the first two quarters of 2016.

-  37  -

Net Interest Expense.  Net interest expense increased $4.0 million, or 10.9%, to $41.6 million for the first two quarters of 2017 from $37.6 million in the first two quarters of 2016.  The increase was primarily attributable to additional borrowings made in the fourth quarter of 2016 to fund the spices & seasonings acquisition and the Victoria acquisition and in the second quarter of 2017 in connection with our credit agreement refinancing and senior notes offering.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first two quarters of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans.  During the first quarter of 2017, we incurred a loss on extinguishment of debt relating to the refinancing of our tranche B term loans of less than $0.1 million.  Loss on extinguishment of debt for the first two quarters of 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans.  See “—Debt” below.

Other Income.  Other income for the first two quarters of 2017 and 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $3.0 million and $2.3 million, respectively.

Income Tax Expense.  Income tax expense decreased $7.2 million to $31.2 million for the first two quarters of 2017 from $38.4 million for the first two quarters of 2016. Our effective tax rate was 36.2% for the first two quarters of 2017 and 37.7% for the first two quarters of 2016.

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

Cash Flows

Net cash provided by operating activities decreased $180.9 million to $19.8 million for the first two quarters of 2017 from $200.7 million for the first two quarters of 2016. The decrease in net cash provided by operating activities primarily reflects unfavorable working capital (comprised of changes in inventories, prepaid expenses and accrued expenses) comparisons to the first two quarters of 2016. This decrease is mainly due to an increase in inventory and the timing of payments received from post-acquisition transition services agreements.

Net cash used in investing activities for the first two quarters of 2017 increased $11.6 million to $24.8 million from $13.2 million for the first two quarters of 2016. The increase was attributable to an increase in capital spending, partially offset by the proceeds from the sale of assets. Capital expenditures in the first two quarters of 2017 and 2016 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. During the first two quarters of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment, which we acquired as part of the Green Giant acquisition, resulting in a $1.6 million loss on sale of assets.

Net cash provided by financing activities for the first two quarters of 2017 increased $113.6 million to $28.0 million from net cash used in financing activities of $85.6 million for the first two quarters of 2016. Net cash provided by financing activities for the first two quarters of 2017 consisted of $500.0 million of proceeds from the issuance of our 5.25% senior notes and $55.0 million of revolving credit facility borrowings, partially offset by $233.6 million repayment of our tranche A term loan, $221.0 million of repayments of revolving credit facility borrowings, $61.8 million of dividend payments, $8.6 million of debt financing costs and $2.0 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation. Net cash used in financing activities for the first two quarters of 2016 consisted of $150.0 million of term loan repayment, $50.0 million of repayments of revolving credit facility borrowings, $46.6 million of dividend payments and $1.4 million of payments of tax withholding on

-  38  -

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

For the first two quarters of 2017 and 2016, we had cash flows provided by operating activities of $19.8 million and $200.7 million, respectively, and distributed as dividends of $61.8 million and $46.6 million, respectively. Based upon our current dividend rate of $1.86 per share per annum, we expect our aggregate dividend payments in fiscal 2017 to be approximately $123.6 million.

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

-  39  -

Debt

Senior Secured Credit Agreement.  On March 30, 2017, we refinanced our senior secured credit facility. The refinancing reduced by 0.75% the spread over LIBOR or the applicable base rate on $640.1 million of tranche B term loans.  On April 3, 2017, we repaid all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans using the net proceeds of our registered public offering of $500.0 million aggregate principal amount of 5.25% senior notes due 2025.  At July 1, 2017, $640.1 million of tranche B term loans and $10.0 million of revolving loans were outstanding under our credit agreement. The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property. At July 1, 2017, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $488.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on June 5, 2019.

The entire $640.1 million principal amount of tranche B term loans outstanding are due and payable at maturity on November 2, 2022.

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At July 1, 2017, the revolving credit facility interest rate was approximately 3.21%.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.25%, and LIBOR plus an applicable margin of 2.25%. At July 1, 2017, the tranche B term loan interest rate was approximately 3.48%.

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

5.25% Senior Notes due 2025.  On April 3, 2017, we issued $500.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public of 100% of their face value. We used the net proceeds of the offering to repay all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans, and to pay related fees and expenses. We intend to use the remaining net proceeds for general corporate purposes, which could include, among other things, repayment of other long term debt or possible acquisitions.  Interest on the 5.25% senior notes is payable on April 1 and October 1 of each year, commencing October 1, 2017.  The 5.25% senior notes will mature on April 1, 2025, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 5.25% senior notes as described in Note 6, “Debt,” to our unaudited consolidated interim financial statements.  We may also, from time to time, seek to retire the 5.25% senior notes through cash repurchases of the 5.25% senior notes or exchanges of the 5.25% senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market

-  40  -

conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  See Note 6 “Debt,” to our unaudited consolidated interim financial statements for a more detailed description of the 5.25% senior notes.

Future Capital Needs

On July 1, 2017, our total long-term debt of $1,821.5 million, net of our cash and cash equivalents of $51.7 million, was $1,769.8 million.  Stockholders’ equity as of that date was $787.7 million.

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

We expect to make capital expenditures of approximately $60.0 million in the aggregate during fiscal 2017, $26.9 million of which were made during the first two quarters.  Our projected capital expenditures for fiscal 2017 include anticipated capital expenditures of approximately $9.8 million to move equipment used in the production of certain Green Giant products from General Mills’ Belvidere, Illinois manufacturing facility to an existing B&G Foods manufacturing facility and one or more co-packers, approximately $11.0 million for the purchase of equipment for innovation products for Green Giant and approximately $11.2 million in connection with the implementation of a new enterprise resource planning (ERP) system.

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

Contingencies

See Note 10, “Commitments and Contingencies,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

-  41  -

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Newly Adopted Accounting Standards” and “—Recently Issued Accounting Standards,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of July 1, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2017, except for the refinancing of our tranche B term loans and the issuance of our 5.25% senior notes, see “—Debt” above, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2016 Annual Report on Form 10-K.

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

•	the risks associated with the expansion of our business;
•	our possible inability to identify new acquisitions or to integrate recent or future acquisitions or our failure to realize anticipated revenue enhancements, cost savings or other synergies;
•	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
•	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
•	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;

-  42  -

•	future impairments of our goodwill and intangible assets;
•	our sustainability initiatives and changes to environmental laws and regulations;
•	other factors that affect the food industry generally, including:
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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At July 1, 2017, we had $1,200.0 million of fixed rate debt and $650.1 million of variable rate debt.

-  43  -

Based upon our principal amount of long-term debt outstanding at July 1, 2017, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $6.5 million.

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of July 1, 2017 and December 31, 2016 are as follows (in thousands):

	July 1, 2017				December 31, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	10,000		10,000	(1)	176,000		176,000	(1)
Tranche A term loans due 2019	—		—		233,378	(2)	232,795	(1)
Tranche B term loans due 2022	637,614	(3)	640,802	(1)	637,391	(3)	645,358	(1)
4.625% senior notes due 2021	700,000		711,375	(4)	700,000		714,000	(4)
5.25% senior notes due 2025	500,000		510,000	(4)	—		—

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  On April 3, 2017, we repaid all of the outstanding borrowings and amounts due under our tranche A term loans.  At December 31, 2016, the face amounts of the tranche A term loans were $233.6 million.

(3)	The carrying values of the tranche B term loans are net of discount. At July 1, 2017 and December 31, 2016, the face amounts of the tranche B term loans were $640.1 million.
(4)	Fair values are estimated based on quoted market prices.

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

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first two quarters of 2017, our net sales to customers in foreign countries represented approximately 7.1% of our total net sales.  During the first two quarters of 2016, our net sales to customers in foreign countries represented approximately 8.4% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

-  44  -

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

In anticipation of the upcoming expiration of the transition services agreement relating to our newly acquired spices & seasonings business, we transitioned the spices & seasonings business to a new enterprise resource planning (ERP) system during the third quarter of 2017. We plan to continue implementing the ERP system throughout other parts of our businesses over the course of approximately the next two years. In connection with these implementations and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.

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

Item 1A.  Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2016 Annual Report on Form 10-K.

-  45  -

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

101.1

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

-  46  -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2017	B&G FOODS, INC.

	By:	/s/ Amy J. Chiovari
Amy J. Chiovari Corporate Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

-  47  -