Form 10-Q
period 2017-09-30
B&G Foods, Inc.
filed 2017-11-03
CIK 1278027

As filed with the Securities and Exchange Commission on November 3, 2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 31, 2017, the registrant had 66,496,333 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

-  i  -

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$22,615	$28,833
Trade accounts receivable, net	171,343	119,265
Inventories	487,390	356,590
Prepaid expenses and other current assets	33,601	26,399
Income tax receivable	9,567	10,787
Total current assets	724,516	541,874

Property, plant and equipment, net of accumulated depreciation of $192,867 and $169,474	266,381	245,344
Goodwill	615,770	614,278
Other intangibles, net	1,615,528	1,629,482
Other assets	6,292	4,625
Deferred income taxes	984	7,902
Total assets	$3,229,471	$3,043,505

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$137,205	$98,033
Accrued expenses	55,474	62,393
Current portion of long-term debt	—	10,515
Income tax payable	112	3,875
Dividends payable	30,921	30,879
Total current liabilities	223,712	205,695

Long-term debt	1,852,932	1,715,268
Other liabilities	17,779	21,405
Deferred income taxes	343,659	315,480
Total liabilities	2,438,082	2,257,848
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 66,496,333 and 66,406,314 shares issued and outstanding as of September 30, 2017 and December 31, 2016	665	664
Additional paid-in capital	297,303	387,699
Accumulated other comprehensive loss	(10,792)	(19,364)
Retained earnings	504,213	416,658
Total stockholders’ equity	791,389	785,657
Total liabilities and stockholders’ equity	$3,229,471	$3,043,505

See Notes to Consolidated Financial Statements.

-  2  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Net sales	$408,364	$318,247	$1,194,372	$977,601
Cost of goods sold	285,109	202,821	833,316	636,545
Gross profit	123,255	115,426	361,056	341,056

Operating expenses:
Selling, general and administrative expenses	43,019	42,465	146,244	115,989
Amortization expense	4,265	3,269	13,002	10,039
Impairment of intangible assets	—	—	—	5,405
Operating income	75,971	69,692	201,810	209,623

Other income and expenses:
Interest expense, net	23,374	17,974	65,019	55,535
Loss on extinguishment of debt	—	—	1,163	2,836
Other expense (income)	95	127	(2,865)	(2,173)
Income before income tax expense	52,502	51,591	138,493	153,425
Income tax expense	19,772	19,181	50,938	57,568
Net income	$32,730	$32,410	$87,555	$95,857

Weighted average shares outstanding:
Basic	66,496	64,758	66,484	62,135
Diluted	66,644	65,038	66,713	62,338

Earnings per share:
Basic	$0.49	$0.50	$1.32	$1.54
Diluted	$0.49	$0.50	$1.31	$1.54

Cash dividends declared per share	$0.465	$0.420	$1.395	$1.260

See Notes to Consolidated Financial Statements.

-  3  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Net income	$32,730	$32,410	$87,555	$95,857

Other comprehensive income (loss):
Foreign currency translation adjustments	713	(3,381)	8,350	(3,691)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	120	66	222	244
Other comprehensive income (loss)	833	(3,315)	8,572	(3,447)
Comprehensive income	$33,563	$29,095	$96,127	$92,410

See Notes to Consolidated Financial Statements.

-  4  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 30,	October 1,
	2017	2016
Cash flows from operating activities:
Net income	$87,555	$95,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,284	26,813
Amortization of deferred debt financing costs and bond discount	4,263	4,101
Deferred income taxes	35,079	45,555
Impairment of intangible assets	—	5,405
Loss on sale of assets	1,608	—
Write-off of property, plant, and equipment	107	—
Loss on disposal of inventory	—	791
Loss on extinguishment of debt	1,163	2,836
Share-based compensation expense	4,284	4,457
Excess tax benefits from share-based compensation	—	(343)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(52,044)	(20,551)
Inventories	(127,052)	(29,922)
Prepaid expenses and other current assets	(6,407)	(3,297)
Income tax receivable/payable	(3,025)	(3,286)
Other assets	(1,309)	(1,180)
Trade accounts payable	38,787	47,646
Accrued expenses	(8,130)	17,389
Other liabilities	(3,626)	507
Net cash provided by operating activities	7,537	192,778

Cash flows from investing activities:
Capital expenditures	(42,728)	(24,807)
Proceeds from sale of assets	2,229	—
Payments for acquisition of businesses, net of cash acquired	(117)	—
Net cash used in investing activities	(40,616)	(24,807)

Cash flows from financing activities:
Repayments of long-term debt	(233,640)	(150,000)
Proceeds from issuance of long-term debt	500,000	—
Repayments of borrowings under revolving credit facility	(221,000)	(50,000)
Borrowings under revolving credit facility	85,000	10,000
Proceeds from issuance of common stock, net	36	331,879
Dividends paid	(92,710)	(72,916)
Excess tax benefits from share-based compensation	—	343
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,962)	(1,410)
Debt financing costs	(8,637)	—
Net cash provided by financing activities	27,087	67,896

Effect of exchange rate fluctuations on cash and cash equivalents	(226)	(533)
Net (decrease) increase in cash and cash equivalents	(6,218)	235,334

Cash and cash equivalents at beginning of period	28,833	5,246
Cash and cash equivalents at end of period	$22,615	$240,580

Supplemental disclosures of cash flow information:
Cash interest payments	$41,824	$44,387
Cash income tax payments	$15,084	$15,406
Non-cash transactions:
Dividends declared and not yet paid	$30,921	$27,891
Accruals related to purchases of property, plant and equipment	$—	$1,604

See Notes to Consolidated Financial Statements.

-  5  -

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico.  Our products include frozen and canned vegetables, hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent,  B&G,  B&M,  Baker’s Joy,  Bear Creek Country Kitchens,  Brer Rabbit,  Canoleo,  Cary’s,  Cream of Rice,  Cream of Wheat,  Devonsheer,  Don Pepino,  Durkee,  Emeril’s,  Grandma’s Molasses,  Green Giant,  JJ Flats,  Joan of Arc,  Las Palmas,  Le Sueur,  MacDonald’s,  Mama Mary’s,  Maple Grove Farms of Vermont,  Molly McButter,  Mrs. Dash,  New York Flatbreads,  New York Style,  Old London,  Original Tings,  Ortega,  Pirate’s Booty,  Polaner,  Red Devil,  Regina,  Sa-són,  Sclafani,  Smart Puffs,  Spice Islands, Spring Tree,  Sugar Twin,  Tone’s,  Trappey’s,  TrueNorth,  Underwood,  Vermont Maid,  Victoria,  Weber, and Wright’s.  See Note 16, “Subsequent Event.” We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 30, 2017  (third quarter and first three quarters of 2017) and October 1, 2016  (third quarter and first three quarters of 2016) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 30, 2017, and the results of our operations, comprehensive income and cash flows for the third quarter and first three quarters of 2017 and 2016.  Our results of operations for the third quarter and first three quarters of 2017 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2016 filed with the SEC on March 1, 2017.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Newly Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction of income taxes when the awards vest or are settled. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. We adopted the provisions of this ASU at the beginning of fiscal 2017 and applied the required changes in accounting principle on a prospective basis. As a result of this adoption, we recognized discrete tax benefits of $0.8 million in the income taxes line item of our consolidated statement of operations for the first three quarters of 2017 related to excess tax benefits upon vesting or settlement in that period. We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our statement of cash flows for the first quarter of 2017, where these benefits are classified along with other income tax cash flows as an operating activity. We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the first three quarters of 2017.

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

In May 2014, the FASB issued guidance on revenue recognition, with final guidance issued in 2016.  The guidance provides for a five-step model to determine the revenue to be recognized from the transfer of goods or services to customers. The guidance also requires improved disclosures to help users of the financial statements better understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. It also provides clarification for principal versus agent considerations, identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes.  The two permitted transition methods under the guidance are the full retrospective approach or a cumulative effect adjustment to the opening retained earnings in the year of adoption (cumulative effect approach).  We have not yet made a determination as to which transition method we will be using.  We plan to adopt the new guidance when it becomes effective on December 31, 2017, the first day of our fiscal 2018.

We have established a project plan and completed an initial review of our revenue contracts to assess the impact of the guidance on our revenue contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts.  We are also in the process of evaluating the impact, if any, on changes to our controls to support recognition and disclosures under the new guidance.  Based on the foregoing, we do not expect the adoption of the new standard to have a material effect on our consolidated financial statements.

(3)Acquisitions

On December 2, 2016, we acquired Victoria Fine Foods, LLC, and a related entity, from Huron Capital Partners and certain other sellers for a purchase price of $72.0 million in cash.  We refer to this acquisition as the “Victoria acquisition.”

On November 21, 2016, we completed the acquisition of the spices & seasonings business of ACH Food Companies, Inc. for a purchase price of $366.9 million.  We refer to this acquisition as the “spices & seasonings acquisition.” In connection with the acquisition,  as of September 30, 2017, we had receivables related to a transition services agreement with ACH Food Companies of $1.0 million included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of December 31, 2016, we had payables related to the transition services agreement of $12.6 million included in accrued expenses in the accompanying consolidated balance sheets.

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

________________________________________

(1)

In connection with the spices & seasonings acquisition, we agreed to establish a defined benefit plan for certain employees transferred to B&G Foods and certain former employees of the acquired spices & seasonings business.  We also agreed to assume certain liabilities relating to the underfunded status of the former plan that such employees participated in prior to the acquisition.  At September 30, 2017 and December 31, 2016, we recognized $13.7 million and $17.5 million, respectively, in “other liabilities” in the accompanying consolidated balance sheet to reflect our obligations with respect to the underfunded status of the defined benefit plan assets and liabilities transferred to us.

On August 19, 2017, we entered into an agreement to acquire Back to Nature Foods Company, LLC and related entities from Brynwood Partners VI L.P., Mondelēz International and certain other sellers for approximately $162.5 million in cash, subject to customary closing and post-closing working capital adjustments.  We completed the acquisition on October 2, 2017.  We funded the acquisition and related fees and expenses with additional revolving loans under our existing credit facility See Note 16, “Subsequent Event.”  We refer to this acquisition as the “Back to Nature acquisition.”

-  10  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(3)Acquisitions (Continued)

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations for the third quarter and first three quarters of 2016 presents our operations as if the spices & seasonings acquisition had occurred as of the beginning of fiscal 2016.  In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of customer relationship intangibles. On an actual basis, the spices & seasonings business contributed $70.4 million and $200.9 million, respectively, of consolidated net sales for the third quarter and first three quarters of 2017.

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	October 1, 2016	October 1, 2016
	(dollars in thousands, except per share data)
Net sales	$377,689	$1,155,926
Net income	$36,540	$112,128
Basic earnings per share	$0.63	$1.75
Diluted earnings per share	$0.63	$1.74

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

Inventories consist of the following, as of the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Raw materials and packaging	$73,508	$60,532
Work-in-process	124,676	98,664
Finished goods	289,206	197,394
Total	$487,390	$356,590

-  11  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$6,800	$2,002	$4,798	$6,800	$1,662	$5,138
Customer relationships	330,290	93,361	236,929	330,290	80,847	249,443
Seed technology(1)	—	—	—	2,000	900	1,100
	$337,090	$95,363	$241,727	$339,090	$83,409	$255,681
Unamortizable Intangible Assets
Goodwill	$615,770			$614,278
Trademarks	$1,373,801			$1,373,801

________________________________________

(1)

During the first quarter of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets and property, plant and equipment, that we acquired in 2015 as part of the Green Giant acquisition, resulting in a $1.6 million loss on sale of assets.

Amortization expense associated with amortizable intangible assets for the third quarter and first three quarters of 2017 was $4.3 million and $13.0 million, respectively, and is recorded in operating expenses. Amortization expense associated with amortizable intangible assets for the third quarter and first three quarters of 2016 was $3.3 million and $10.0 million, respectively. We expect to recognize an additional $4.3 million of amortization expense associated with our amortizable intangible assets during the remainder of fiscal 2017, and thereafter $17.1 million of amortization expense in each of the fiscal years 2018 through 2021.  See Note 3, “Acquisitions.”

-  12  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Revolving credit loans	$40,000	$176,000
Tranche A term loans due 2019	—	233,640
Tranche B term loans due 2022	640,110	640,110
4.625% senior notes due 2021	700,000	700,000
5.25% senior notes due 2025	500,000	—
Unamortized deferred financing costs	(24,790)	(20,986)
Unamortized discount	(2,388)	(2,981)
Total long-term debt, net of unamortized deferred financing costs and discount	1,852,932	1,725,783
Current portion of long-term debt	—	(10,515)
Long-term debt, net of unamortized deferred financing costs and discount, and excluding current portion	$1,852,932	$1,715,268

As of September 30, 2017, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2017	$—
2018	—
2019	40,000
2020	—
2021	700,000
Thereafter	1,140,110
Total	$1,880,110

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

At September 30, 2017, $640.1 million of tranche B term loans and $40.0 million of revolving loans were outstanding under our credit agreement.

At September 30, 2017, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $458.0 million. See Note 16, “Subsequent Event.” Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on June 5, 2019.

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

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio. At September 30, 2017, the revolving credit facility interest rate was approximately 3.24%.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.25%, and LIBOR plus an applicable margin of 2.25%. At September 30, 2017, the tranche B term loan interest rate was approximately 3.49%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 6.50 to 1.00.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of September 30, 2017, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 4.625% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of September 30, 2017, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

Accrued Interest.  At September 30, 2017 and December 31, 2016, accrued interest of $23.9 million and $5.0 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Deferred Debt Financing Costs.  During the first three quarters of 2017, we capitalized $7.4 million of debt financing costs relating to our issuance of the 5.25% senior notes and $1.2 million of debt financing costs relating to the refinancing of our tranche B term loans.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(7)Fair Value Measurements (Continued)

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017				December 31, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	40,000		40,000	(1)	176,000		176,000	(1)
Tranche A term loans due 2019	—		—		233,378	(2)	232,795	(1)
Tranche B term loans due 2022	637,722	(3)	641,707	(1)	637,391	(3)	645,358	(1)
4.625% senior notes due 2021	700,000		713,125	(4)	700,000		714,000	(4)
5.25% senior notes due 2025	500,000		509,375	(4)	—		—

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  On April 3, 2017, we repaid all of the outstanding borrowings and amounts due under our tranche A term loans.  At December 31, 2016, the face amounts of the tranche A term loans were $233.6 million.

(3)	The carrying values of the tranche B term loans are net of discount. At September 30, 2017 and December 31, 2016, the face amounts of the tranche B term loans were $640.1 million.
(4)	Fair values are estimated based on quoted market prices.

There was no Level 3 activity during the third quarter or first three quarters of 2017 or 2016.

(8)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the third quarter and first three quarters of 2017 and 2016 are as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Affected Line Item in
	September 30,	October 1,	September 30,	October 1,	the Statement Where
Details about AOCL Components	2017	2016	2017	2016	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$9	$11	$27	$33	See (1) below
Amortization of unrecognized loss	185	95	331	359	See (1) below
	194	106	358	392	Total before tax
	(74)	(40)	(136)	(148)	Income tax expense
Total reclassification	$120	$66	$222	$244	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 9, “Pension Benefits” for additional information.

-  17  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)Accumulated Other Comprehensive Loss (Continued)

Changes in AOCL for the first three quarters of 2017 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Beginning balance	$(7,200)	$(12,164)	$(19,364)
Other comprehensive income before reclassifications	—	8,350	8,350
Amounts reclassified from AOCL	222	—	222
Net current period other comprehensive income	222	8,350	8,572
Ending balance	$(6,978)	$(3,814)	$(10,792)

(9)Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension cost for company sponsored defined benefit pension plans for the third quarter and first three quarters of 2017 and 2016 includes the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Service cost—benefits earned during the period	$1,798	$790	$4,538	$2,535
Interest cost on projected benefit obligation	1,284	666	3,714	2,050
Expected return on plan assets	(1,771)	(1,121)	(5,271)	(3,312)
Amortization of unrecognized prior service cost	9	11	27	33
Amortization of unrecognized loss	185	95	331	359
Net periodic pension cost	$1,505	$441	$3,339	$1,665

During the first three quarters of 2017, we made $8.5 million of defined benefit pension plan contributions. We do not plan to make additional contributions during the remainder of fiscal 2017.

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

B&G Foods made contributions to the plan of $0.7 million in the first three quarters of 2017 and expects to pay surcharges of less than $0.1 million in fiscal 2017 assuming consistent hours are worked.  B&G Foods contributed $0.8 million in fiscal 2016 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

-  18  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)Commitments and Contingencies

Operating Leases.  As of September 30, 2017, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2017	$2,643
2018	9,645
2019	8,632
2020	8,163
2021	6,106
Thereafter	8,060
Total	$43,249

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first three quarters of 2017 or 2016 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of September 30, 2017, approximately 1,550 of our 2,548 employees, or 60.8%, were covered by collective bargaining agreements.  None of our collective bargaining agreements is scheduled to expire within one year.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the third quarter of 2017 there were 349,015 and for the third quarter of 2016 there were 22,692 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Weighted average shares outstanding:
Basic	66,496,333	64,757,962	66,484,105	62,134,846
Net effect of potentially dilutive share-based compensation awards	147,310	280,084	228,979	202,912
Diluted	66,643,643	65,038,046	66,713,084	62,337,758

(12)Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 53.8% and 55.3% of consolidated net sales for the first three quarters of 2017 and 2016, respectively.  Our top ten customers accounted for approximately 47.9% and 53.4% of our consolidated trade accounts receivables as of September 30, 2017 and December 31, 2016, respectively. Other than Wal-Mart, which accounted for 24.7% and 24.3% of our consolidated net sales for the first three quarters of 2017 and 2016, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2017 or 2016. Other than Wal-Mart, which accounted for 23.6% and 21.2% of our consolidated trade accounts receivables as of September 30, 2017 and December 31, 2016, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of September 30, 2017, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During the first three quarters of 2017 and 2016, our sales to customers in foreign countries represented approximately 6.4% and 8.4%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)Share-Based Payments (Continued)

The following table details our stock option activity for the first three quarters of fiscal 2017 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2017	714,580	$31.65
Granted	159,385	$41.31
Exercised	(1,300)	$27.77
Forfeited	(35,758)	$28.31
Outstanding at end of third quarter of 2017	836,907	$33.42	7.87	$4,227
Exercisable at end of third quarter of 2017	24,396	$42.62	8.61	$12

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing certain assumptions.  Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant.

	2017	2016
Weighted average grant date fair value	$7.29	$5.26
Expected volatility	27.5% - 29.2%	27.7%
Expected term	5.5 - 6.5 years	5.5 - 6.5 years
Risk-free interest rate	1.8% - 2.4%	1.5% - 1.7%
Dividend yield	4.5% - 5.22%	3.9% - 4.9%

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the third quarter and first three quarters of 2017 and 2016 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
Consolidated Statements of Operations Location	2017	2016	2017	2016
Compensation expense included in cost of goods sold	$217	$273	$689	$785
Compensation expense included in selling, general and administrative expenses	865	1,068	3,595	3,672
Total compensation expense for share-based payments	$1,082	$1,341	$4,284	$4,457

As of September 30, 2017, there was $2.2 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.25 years and $1.4 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.5 years.

-  21  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)Share-Based Payments (Continued)

The following table details the activity in our non-vested performance share LTIAs for the first three quarters of 2017:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2017	436,554	$26.81
Granted	132,000	$36.15
Vested	(110,528)	$27.50
Forfeited	(19,456)	$28.08
End of third quarter of 2017	438,570	$29.38

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

The following table details the number of shares of common stock issued by our company during the first three quarters of 2017 and 2016 upon the vesting of performance share LTIAs, the exercise of stock options and other share based payments (dollars in thousands):

	Thirty-nine Weeks Ended
	September 30,		October 1,
	2017		2016
Number of performance shares vested	110,528		101,094
Shares withheld to fund statutory minimum tax withholding	42,368		37,596
Shares of common stock issued for performance share LTIAs	68,160		63,498
Shares of common stock issued upon the exercise of stock options	1,300		—
Shares of common stock issued to non-employee directors for annual equity grants	20,559		16,072
Total shares of common stock issued	90,019		79,570
Excess tax (deficiency) benefit	$820	(1)	$343

(1)

As a result of the adoption of ASU 2016-09, we recognized discrete tax benefits of $0.8 million in the income taxes line item of our consolidated statement of operations for the first three quarters of 2017 related to excess tax benefits upon vesting or settlement in that period. See Note 2, “Summary of Significant Accounting Policies—Newly Adopted Accounting Standards.”

-  22  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Brand:(1)
Green Giant	$121,118	$113,780	$351,771	$351,157
Ortega	33,461	35,090	105,429	106,709
Tone's(2)	30,484	—	79,127	—
Pirate Brands	27,159	22,447	70,099	66,941
Maple Grove Farms of Vermont	15,776	16,667	50,887	53,990
Mrs. Dash	14,791	14,655	46,532	47,247
Cream of Wheat	14,732	14,126	43,789	43,608
Victoria(3)	9,708	—	30,073	—
Weber(2)	7,342	—	29,888	—
Bear Creek Country Kitchens	12,907	13,633	29,584	32,611
Las Palmas	8,843	8,913	26,292	27,017
Polaner	8,663	7,506	26,219	25,058
New York Style	9,293	8,313	25,843	24,792
Mama Mary's	8,207	9,355	25,374	28,733
All other brands(4)	85,880	53,762	253,465	169,738
Total	$408,364	$318,247	$1,194,372	$977,601

(1)

Table includes net sales for each of our brands whose first three quarters of 2017 or fiscal 2016 net sales were equal to or exceeded 2% of our total first three quarters of 2017 or fiscal 2016 net sales and for “all other brands” in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.

(2)	We acquired the Tone’s and Weber brands on November 21, 2016 as part of the spices & seasonings acquisition.
(3)	We completed the Victoria acquisition on December 2, 2016.
(4)

Net sales for “all other brands” for the third quarter and first three quarters of 2017 has been impacted by the acquisition of the Spice Islands, Durkee and certain other brands acquired as part of the spices & seasonings acquisition, which was completed on November 21, 2016.

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

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of September 30, 2017 and December 31, 2016, the related condensed consolidating statement of operations for the thirteen weeks and thirty-nine weeks ended September 30, 2017, and the related condensed consolidating statement of cash flows for the thirty-nine weeks ended September 30, 2017 for:

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

Condensed Consolidating Balance Sheet

As of September 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$19,133	$3,482	$—	$22,615
Trade accounts receivable, net	—	158,101	13,242	—	171,343
Inventories, net	—	422,291	65,099	—	487,390
Prepaid expenses and other current assets	—	29,168	4,433	—	33,601
Income tax receivable	—	8,698	869	—	9,567
Total current assets	—	637,391	87,125	—	724,516

Property, plant and equipment, net	—	221,173	45,208	—	266,381
Goodwill	—	615,770	—	—	615,770
Other intangibles, net	—	1,615,528	—	—	1,615,528
Other assets	—	6,278	14	—	6,292
Deferred income taxes	—	—	984	—	984
Investments in subsidiaries	2,700,032	89,846	—	(2,789,878)	—
Total assets	$2,700,032	$3,185,986	$133,331	$(2,789,878)	$3,229,471

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$104,376	$32,829	$—	$137,205
Accrued expenses	—	52,539	2,935	—	55,474
Income tax payable	—	—	112	—	112
Dividends payable	30,921	—	—	—	30,921
Intercompany payables	—	(7,609)	7,609	—	—
Total current liabilities	30,921	149,306	43,485	—	223,712

Long-term debt	1,877,722	(24,790)	—	—	1,852,932
Other liabilities	—	17,779	—	—	17,779
Deferred income taxes	—	343,659	—	—	343,659
Total liabilities	1,908,643	485,954	43,485	—	2,438,082

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	665	—	—	—	665
Additional paid-in capital	297,303	2,208,836	68,253	(2,277,089)	297,303
Accumulated other comprehensive loss	(10,792)	(10,792)	(3,814)	14,606	(10,792)
Retained earnings	504,213	501,988	25,407	(527,395)	504,213
Total stockholders’ equity	791,389	2,700,032	89,846	(2,789,878)	791,389
Total liabilities and stockholders’ equity	$2,700,032	$3,185,986	$133,331	$(2,789,878)	$3,229,471

-  24  -

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended September 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$374,514	$45,697	$(11,847)	$408,364
Cost of goods sold	—	260,077	36,879	(11,847)	285,109
Gross profit	—	114,437	8,818	—	123,255

Operating expenses:
Selling, general and administrative expenses	—	39,877	3,142	—	43,019
Amortization expense	—	4,265	—	—	4,265
Operating income	—	70,295	5,676	—	75,971

Other income and expenses:
Interest expense, net	—	23,374	—	—	23,374
Other income	—	95	—	—	95
Income before income tax expense	—	46,826	5,676	—	52,502
Income tax expense	—	18,415	1,357	—	19,772
Equity in earnings of subsidiaries	32,730	4,319	—	(37,049)	—
Net income	$32,730	$32,730	$4,319	$(37,049)	$32,730
Comprehensive income	$33,563	$32,609	$5,031	$(37,640)	$33,563

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirty-Nine Weeks Ended September 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,121,897	$124,895	$(52,420)	$1,194,372
Cost of goods sold	—	776,312	109,424	(52,420)	833,316
Gross profit	—	345,585	15,471	—	361,056

Operating expenses:
Selling, general and administrative expenses	—	136,921	9,323	—	146,244
Amortization expense	—	13,002	—	—	13,002
Operating income	—	195,662	6,148	—	201,810

Other income and expenses:
Interest expense, net	—	65,019	—	—	65,019
Loss on extinguishment of debt	—	1,163	—	—	1,163
Other income	—	(2,865)	—	—	(2,865)
Income before income tax expense	—	132,345	6,148	—	138,493
Income tax expense	—	48,679	2,259	—	50,938
Equity in earnings of subsidiaries	87,555	3,889	—	(91,444)	—
Net income	$87,555	$87,555	$3,889	$(91,444)	$87,555
Comprehensive income	$96,127	$87,333	$12,239	$(99,572)	$96,127

-  26  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended October 1, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$294,871	$30,573	$(7,197)	$318,247
Cost of goods sold	—	188,720	21,298	(7,197)	202,821
Gross profit	—	106,151	9,275	—	115,426

Operating expenses:
Selling, general and administrative expenses	—	39,619	2,846	—	42,465
Amortization expense	—	3,269	—	—	3,269
Operating income	—	63,263	6,429	—	69,692

Other income and expenses:
Interest expense, net	—	17,974	—	—	17,974
Other income	—	127	—	—	127
Income before income tax expense	—	45,162	6,429	—	51,591
Income tax expense	—	17,351	1,830	—	19,181
Equity in earnings of subsidiaries	32,410	4,599	—	(37,009)	—
Net income	$32,410	$32,410	$4,599	$(37,009)	$32,410
Comprehensive income (loss)	$29,095	$32,344	$1,218	$(33,562)	$29,095

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirty-Nine Weeks Ended October 1, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$912,945	$86,294	$(21,638)	$977,601
Cost of goods sold	—	593,688	64,495	(21,638)	636,545
Gross profit	—	319,257	21,799	—	341,056

Operating expenses:
Selling, general and administrative expenses	—	111,538	4,451	—	115,989
Amortization expense	—	10,039	—	—	10,039
Impairment of intangible assets	—	5,405	—	—	5,405
Operating income	—	192,275	17,348	—	209,623

Other income and expenses:
Interest expense, net	—	55,535	—	—	55,535
Loss on extinguishment of debt	—	2,836	—	—	2,836
Other income	—	(2,173)	—	—	(2,173)
Income before income tax expense	—	136,077	17,348	—	153,425
Income tax expense	—	52,745	4,823	—	57,568
Equity in earnings of subsidiaries	95,857	12,525	—	(108,382)	—
Net income	$95,857	$95,857	$12,525	$(108,382)	$95,857
Comprehensive income (loss)	$92,410	$95,613	$8,834	$(104,447)	$92,410

-  27  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Thirty-Nine Weeks Ended September 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$(2,069)	$9,606	$—	$7,537

Cash flows from investing activities:
Capital expenditures	—	(32,348)	(10,380)	—	(42,728)
Proceeds from sale of assets	—	2,229	—	—	2,229
Payments for acquisition of businesses, net of cash acquired	—	(117)	—	—	(117)
Net cash used in investing activities	—	(30,236)	(10,380)	—	(40,616)

Cash flows from financing activities:
Repayments of long-term debt	(233,640)	—	—	—	(233,640)
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Repayments of borrowings under revolving credit facility	(221,000)	—	—	—	(221,000)
Borrowings under revolving credit facility	85,000	—	—	—	85,000
Proceeds from issuance of common stock, net	36	—	—	—	36
Dividends paid	(92,710)	—	—	—	(92,710)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,962)	—	—	(1,962)
Debt financing costs	—	(8,637)	—	—	(8,637)
Intercompany transactions	(37,686)	36,918	768	—	—
Net cash provided by financing activities	—	26,319	768	—	27,087
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(226)	—	(226)
Net increase (decrease) in cash and cash equivalents	—	(5,986)	(232)	—	(6,218)
Cash and cash equivalents at beginning of period	—	25,119	3,714	—	28,833
Cash and cash equivalents at end of period	$—	$19,133	$3,482	$—	$22,615

-  28  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Thirty-Nine Weeks Ended October 1, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$165,362	$27,416	$—	$192,778

Cash flows from investing activities:
Capital expenditures	—	(20,557)	(4,250)	—	(24,807)
Net cash used in investing activities	—	(20,557)	(4,250)	—	(24,807)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Repayments of borrowings under revolving credit facility	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit facility	10,000	—	—	—	10,000
Proceeds from issuance of common stock, net	331,879	—	—	—	331,879
Dividends paid	(72,916)	—	—	—	(72,916)
Excess tax benefits from share-based compensation	—	343	—	—	343
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,410)	—	—	(1,410)
Intercompany transactions	(68,963)	85,655	(16,692)	—	—
Net cash provided by (used in) financing activities	—	84,588	(16,692)	—	67,896
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(533)	—	(533)
Net increase in cash and cash equivalents	—	229,393	5,941	—	235,334
Cash and cash equivalents at beginning of period	—	1,964	3,282	—	5,246
Cash and cash equivalents at end of period	$—	$231,357	$9,223	$—	$240,580

(16)Subsequent Event

Back to Nature Acquisition.  On October 2, 2017, we completed our acquisition of Back to Nature Foods Company, LLC and related entities from Brynwood Partners VI L.P., Mondelēz International and certain other sellers for approximately $162.5 million in cash, subject to customary closing and post-closing working capital adjustments.  We funded the acquisition and related fees and expenses with additional revolving loans under our existing credit facility. The primary assets of the business purchased include intellectual property, business and customer information, equipment, accounts receivable and inventory.  Due to the relatively short time from the date of acquisition to the completion of the accompanying unaudited interim consolidated financial statements, the initial accounting for the acquisition, including our preliminary evaluation of the fair value for certain significant assets and liabilities, including goodwill and intangibles, is not complete. The Back to Nature acquisition is not material to our consolidated results of operations or financial position. We will provide the preliminary purchase price allocation with our Annual Report on Form 10-K for fiscal 2017.

-  29  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 30, 2017 (third quarter and first three quarters of 2017) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2016 (fiscal 2016) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2017 (which we refer to as our 2016 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 45 brands into our company. Most recently, on October 2, 2017, we acquired Back to Nature Foods Company, LLC and related entities from Brynwood Partners VI L.P., Mondelēz International and certain other sellers. On December 2, 2016, we acquired Victoria Fine Foods, LLC, and a related entity, from Huron Capital Partners and certain other sellers. On November 21, 2016, we completed the acquisition of the spices & seasonings business of ACH Food Companies, Inc. We refer to these acquisitions in this report as the “Victoria acquisition” and the “spices & seasonings acquisition,” respectively.  Each of these recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

-  30  -

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2017 and 2016, our net sales to customers in foreign countries represented approximately 6.4% and 8.4%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

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

-  31  -

In our 2016 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to these policies from those disclosed in our 2016 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of each of 2017 and 2016 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.8%	63.7%	69.8%	65.1%
Gross profit	30.2%	36.3%	30.2%	34.9%

Selling, general and administrative expenses	10.5%	13.4%	12.2%	11.9%
Amortization expense	1.0%	1.0%	1.1%	1.0%
Impairment of intangible assets	—%	—%	—%	0.6%
Operating income	18.7%	21.9%	16.9%	21.4%

Interest expense, net	5.8%	5.7%	5.4%	5.6%
Loss on extinguishment of debt	—%	—%	0.1%	0.3%
Other expense (income)	—%	—%	(0.2)%	(0.2)%
Income before income tax expense	12.9%	16.2%	11.6%	15.7%

Income tax expense	4.8%	6.0%	4.3%	5.9%
Net income	8.1%	10.2%	7.3%	9.8%

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

-  32  -

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

Other Expense (Income).  Other expense (income) includes expense or income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes.

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

A reconciliation of base business net sales to reported net sales for the third quarter and first three quarters of 2017 and 2016 follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Reported net sales	$408,364	$318,247	$1,194,372	$977,601
Net sales from acquisitions(1)	(80,082)	—	(231,000)	—
Net sales of Rickland Orchards(2)	—	—	—	(528)
Base business net sales	$328,282	$318,247	$963,372	$977,073

(1)

Reflects net sales for the spices & seasonings business and Victoria for the third quarter and first three quarters of 2017 for which there is no comparable period of net sales in 2016. The spices & seasonings business was acquired on November 21, 2016, and Victoria was acquired on December 2, 2016.

(2)	Rickland Orchards was discontinued during the second quarter of 2016.

-  33  -

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

-  34  -

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of each of 2017 and 2016 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016

Net income	$32,730	$32,410	$87,555	$95,857
Income tax expense	19,772	19,181	50,938	57,568
Interest expense, net	23,374	17,974	65,019	55,535
Depreciation and amortization	11,737	8,655	36,284	26,813
Loss on extinguishment of debt	—	—	1,163	2,836
EBITDA	87,613	78,220	240,959	238,609
Acquisition-related expenses	6,448	6,544	20,141	10,475
Amortization of acquisition-related inventory step-up	—	—	1,550	3,074
Impairment of intangible assets	—	—	—	5,405
Loss on disposal of inventory	—	—	—	791
Loss on sale of assets	—	—	1,608	—
Distribution restructuring expenses	—	325	—	1,273
Adjusted EBITDA	94,061	85,089	264,258	259,627
Income tax expense	(19,772)	(19,181)	(50,938)	(57,568)
Interest expense, net	(23,374)	(17,974)	(65,019)	(55,535)
Acquisition-related expenses	(6,448)	(6,544)	(20,141)	(10,475)
Distribution restructuring expenses	—	(325)	—	(1,273)
Write-off of property, plant and equipment	2	—	107	—
Deferred income taxes	15,087	9,888	35,079	45,555
Amortization of deferred financing costs and bond discount	1,468	1,319	4,263	4,101
Amortization of acquisition-related inventory step-up	—	—	(1,550)	(3,074)
Share-based compensation expense	1,082	1,341	4,284	4,457
Excess tax benefits from share-based compensation	—	—	—	(343)
Changes in assets and liabilities, net of effects of business combinations	(74,393)	(61,508)	(162,806)	7,306
Net cash (used in) provided by operating activities	$(12,287)	$(7,895)	$7,537	$192,778

Adjusted Net Income and Adjusted Diluted Earnings Per Share.  Adusted net income and adusted diluted earnings per share are non-GAAP financial measures used by management to measure operating performance.  We define adjusted net income and adjusted diluted earnings per share as net income and diluted earnings per share adjusted for certain items that affect comparability.  These non-GAAP financial measures reflect adjustments to net income and diluted earnings per share to eliminate the items identified in the reconciliation below.  This information is provided in order to allow investors to make meaningful comparisons of our operating performance between periods and to view the our business from the same perspective as the our management.  Because we cannot predict the timing and amount of these items, management does not consider these items when evaluating our company’s performance or when making decisions regarding allocation of resources.

-  35  -

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the third quarter and first three quarters of each of 2017 and 2016 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Reported net income	$32,730	$32,410	$87,555	$95,857
Non-recurring adjustment to deferred taxes(1)	—	—	—	564
Loss on extinguishment of debt, net of tax(2)	—	—	727	1,784
Acquisition-related expenses, net of tax	4,028	4,116	12,582	6,588
Distribution restructuring expenses, net of tax(3)	—	204	—	801
Acquisition-related inventory step-up, net of tax(4)	—	—	968	1,934
Impairment of intangible assets, net of tax(5)	—	—	—	3,400
Loss on disposal of inventory, net of tax(5)	—	—	—	498
Loss on sale of assets, net of tax(6)	—	—	1,005	—
Adjusted net income	$36,758	$36,730	$102,837	$111,426
Adjusted diluted earnings per share	$0.55	$0.56	$1.54	$1.79

(1)

Non-recurring adjustment to deferred taxes for the first three quarters of 2016 relates to a true-up of deferred taxes resulting from our decision during the second quarter of 2016 to discontinue the Rickland Orchards brand and the related impairment of intangible assets.

(2)

Loss on extinguishment of debt for the first three quarters of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans and less than $0.1 million relating to the refinancing of our tranche B term loans.  Loss on extinguishment of debt for the first three quarters of 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amounts of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans.

(3)

Distribution restructuring expenses for the third quarter and first three quarters of 2016 includes expenses relating to our transitioning of the operations of our three primary shelf-stable distribution centers and a new fourth primary shelf-stable distribution center in the United States to a third party logistics provider.

(4)

Acquisition-related inventory step-up for the first three quarters of 2017 relates to the purchase accounting adjustments made to the finished goods inventory acquired in the spices & seasonings acquisition.  Acquisition-related inventory step-up for the first three quarters of 2016 relates to the purchase accounting adjustments made to the finished goods inventory acquired in the Green Giant acquisition.

(5)

During the first three quarters of 2016, we discontinued the Rickland Orchards brand because there was not sufficient demand to warrant continued production.  Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $4.5 million and $0.9 million, respectively, which are recorded in “Impairment of intangible assets” in our consolidated statement of operations for the first three quarters of 2016.  We also recorded a charge to cost of goods sold of approximately $0.8 million in connection with the write-off of raw materials and finished goods inventory used for the Rickland Orchards brand.

(6)

During the first three quarters of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment.  We acquired the research center and related assets on November 2, 2015, as part of the Green Giant acquisition.  The sale resulted in a $1.6 million loss on sale of assets.

-  36  -

Third quarter of 2017 compared to the third quarter of 2016

Net Sales.  Net sales increased $90.2 million, or 28.3%, to $408.4 million for the third quarter of 2017 from $318.2 million for the third quarter of 2016. Net sales of the spices & seasonings business, acquired on November 21, 2016, and net sales of Victoria, acquired on December 2, 2016, contributed $70.4 million and $9.7 million, respectively, to the overall net sales increase.

Base business net sales for the third quarter of 2017 increased $10.1 million, or 3.2%, to $328.3 million from $318.2 million for the third quarter of 2016. The $10.1 million increase was attributable to an increase in unit volume of $13.0 million, or 4.1%, offset by a decrease in net pricing of $2.9 million, or 0.9%.

Net sales increased across half of our brands, led by Green Giant which increased by $7.3 million for the third quarter.  Green Giant frozen products increased by $11.6 million, driven by the brand’s new innovation products.  The increase was offset by a decrease in net sales of Green Giant shelf-stable and other products of $4.3 million, primarily attributable to forecasted distribution losses with certain customers. Net sales of Pirate Brands increased $4.7 million, benefitting from a strong back-to-school season, new distribution gains and the shift in timing of certain promotional spending from the second quarter of last year to the third quarter of this year.  Other brands that contributed to the net sales growth for the quarter include Polaner,  Underwood,  New York Style and Cream of Wheat.

See Note 14, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the third quarter of 2017 and the third quarter of 2016 for each of our brands that exceed approximately 2% of our fiscal 2017 or fiscal 2016 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales increases and decreases by brand for the third quarter of 2017:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Green Giant	$7.3	6.4%
Pirate Brands	4.7	21.0%
Polaner	1.2	15.4%
Underwood	1.0	20.6%
New York Style	1.0	11.8%
Cream of Wheat	0.6	4.3%

Ortega	(1.6)	(4.6)%
Mama Mary's	(1.1)	(12.3)%
Maple Grove Farms of Vermont	(0.9)	(5.3)%
Bear Creek Country Kitchens	(0.7)	(5.3)%

All other brands	(1.4)	(2.0)%
Base business net sales decrease	$10.1	3.2%

Gross Profit.  Gross profit increased $7.9 million, or 6.8%, to $123.3 million for the third quarter of 2017 from $115.4 million for the third quarter of 2016.  Gross profit expressed as a percentage of net sales was 30.2% in the third quarter of 2017 compared to 36.3% in the third quarter of 2016.  Excluding spices & seasonings and Victoria, approximately 2.9 percentage points of the decrease in gross profit percentage was due to an increase in warehousing and distribution costs, 1.0 percentage point of the decrease was due to an increase in coupon and slotting expenses and 0.9 percentage points of the decrease was due to a decrease in pricing.  The remaining 1.3 percentage points of the decrease was due to an increase in all other costs, including the impact of product mix.

-  37  -

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.5 million, or 1.3%, to $43.0 million for the third quarter of 2017 from $42.5 million for the third quarter of 2016.  The increase was composed of increases in warehousing expenses of $1.4 million and selling expenses of $1.4 million (which includes a $2.1 million increase in brokerage expenses offset by a $0.6 million decrease in salesperson compensation), offset by decreases in marketing expenses of $0.9 million and all other expenses of $1.4 million.  Expressed as a percentage of net sales, selling, general and administrative expenses improved by 2.9 percentage points to 10.5% for the third quarter of 2017 compared to 13.4% for the third quarter of 2016.

Amortization Expense.  Amortization expense increased $1.0 million to $4.3 million for the third quarter of 2017 from $3.3 million for the third quarter of 2016 due to the spices & seasonings and Victoria acquisitions completed in fiscal 2016.

Operating Income.  As a result of the foregoing, operating income increased $6.3 million, or 9.0%, to $76.0 million for the third quarter of 2017 from $69.7 million for the third quarter of 2016.  Operating income expressed as a percentage of net sales decreased to 18.7% in the third quarter of 2017 from 21.9% in the third quarter of 2016.

Net Interest Expense.  Net interest expense increased $5.4 million, or 30.0%, to $23.4 million for the third quarter of 2017 from $18.0 million in the third quarter of 2016.  The increase was primarily attributable to additional borrowings made in the fourth quarter of 2016 to fund the spices & seasonings acquisition and the Victoria acquisition and in the second quarter of 2017 in connection with our credit agreement refinancing and senior notes offering.  See “—Liquidity and Capital Resources—Debt” below.

Other Expense.  Other expense for the third quarter of 2017 and 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.1 million and $0.1 million, respectively.

Income Tax Expense.  Income tax expense increased $0.6 million to $19.8 million for the third quarter of 2017 from $19.2 million for the third quarter of 2016. Our effective tax rate was 37.7% for the third quarter of 2017 and 37.2% for the third quarter of 2016.

First three quarters of 2017 compared to the first three quarters of 2016

Net Sales.  Net sales increased $216.8 million, or 22.2%, to $1,194.4 million for the first three quarters of 2017 from $977.6 million for the first three quarters of 2016. Net sales of the spices & seasonings business, acquired on November 21, 2016, and net sales of Victoria, acquired on December 2, 2016, contributed $200.9 million and $30.1 million, respectively, to the overall net sales increase.

Base business net sales for the first three quarters of 2017 decreased $13.7 million, or 1.4%, to $963.4 million from $977.1 million for the first three quarters of 2016. The $13.7 million decrease was attributable to decreases in unit volume of $8.6 million, or 0.9%, and net pricing of $5.1 million, or 0.5%.

Our base business net sales decline for the first three quarters of 2017 was largely attributable to our maple syrup products, Mama Mary’s and Bear Creek Country Kitchens. Net sales of our maple syrup products decreased $5.2 million, or 7.0%, primarily due to our decision during the first quarter of 2017 to discontinue certain private label sales.  Net sales of Mama Mary’s decreased $3.4 million, or 11.7%, generally in line with a category decline of approximately 8.4%.  Net sales of Bear Creek Country Kitchens, which faced aggressive competition and a category decline of approximately 4.0% during the first three quarters of 2017, decreased $3.0 million, or 9.3%. For the first three quarters of 2017, net sales of Pirate Brands, Underwood, Polaner, New York Style and Green Giant increased by $3.2 million, $1.3 million, $1.2 million, $1.1 million and $0.6 million, or 4.7%, 9.1%, 4.6%, 4.2% and 0.2%, respectively.

See Note 14, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first three quarters of 2017 and the first three quarters of 2016 for each of our brands that exceed approximately 2% of our fiscal 2017 or fiscal 2016 net sales and for all other brands in the aggregate.

-  38  -

The following chart sets forth the most significant base business net sales increases and decreases by brand for the first three quarters of 2017:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands	$3.2	4.7%
Underwood	1.3	9.1%
Polaner	1.2	4.6%
New York Style	1.1	4.2%
Green Giant	0.6	0.2%

Mama Mary's	(3.4)	(11.7)%
Maple Grove Farms of Vermont	(3.1)	(5.7)%
Bear Creek Country Kitchens	(3.0)	(9.3)%
SpringTree	(1.7)	(12.2)%
B&M	(1.5)	(10.0)%
TrueNorth	(1.3)	(15.7)%
Bloch & Guggenheimer	(1.3)	(6.7)%
Ortega	(1.3)	(1.2)%
Emeril's	(1.2)	(11.2)%

All other brands	(3.3)	(1.6)%
Base business net sales decrease	$(13.7)	(1.4)%

Gross Profit.  Gross profit increased $20.0 million, or 5.9%, to $361.1 million for the first three quarters of 2017 from $341.1 million for the first three quarters of 2016.  Gross profit expressed as a percentage of net sales was 30.2% in the first three quarters of 2017 compared to 34.9% in the first three quarters of 2016.  Excluding spices & seasonings and Victoria, approximately 2.9 percentage points of the decrease in gross profit percentage was due to an increase in warehousing and distribution costs, 0.7 percentage points of the decrease was due to an increase in coupon and slotting expenses and 0.5 percentage points of the decrease was due to a decrease in pricing.  The remaining 0.6 percentage points of the decrease was due to an increase of all other costs, including the impact of product mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $30.2 million, or 26.1%, to $146.2 million for the first three quarters of 2017 from $116.0 million for the first three quarters of 2016.  The increase was composed of increases in marketing expenses of $10.4 million, acquisition-related expenses of $9.7 million, warehousing expenses of $9.3 million, selling expenses of $3.5 million (which includes a $3.6 million increase in brokerage expenses and a $0.7 million decrease in salesperson compensation) and a loss on sale of assets of $1.6 million, partially offset by a decrease in distribution restructuring expenses of $1.3 million and all other expenses of $3.0 million.  Expressed as a percentage of net sales, selling, general and administrative expenses increased 0.3 percentage points to 12.2% for the first three quarters of 2017 from 11.9% for the first three quarters of 2016.

Amortization Expense.  Amortization expense increased $3.0 million to $13.0 million for the first three quarters of 2017 from $10.0 million for the first three quarters of 2016 due to the spices & seasonings and Victoria acquisitions completed in fiscal 2016.

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

-  39  -

Operating Income.  As a result of the foregoing, operating income decreased $7.8 million, or 3.7%, to $201.8 million for the first three quarters of 2017 from $209.6 million for the first three quarters of 2016.  Operating income expressed as a percentage of net sales decreased to 16.9% in the first three quarters of 2017 from 21.4% in the first three quarters of 2016.

Net Interest Expense.  Net interest expense increased $9.5 million, or 17.1%, to $65.0 million for the first three quarters of 2017 from $55.5 million in the first three quarters of 2016.  The increase was primarily attributable to additional borrowings made in the fourth quarter of 2016 to fund the spices & seasonings acquisition and the Victoria acquisition and in the second quarter of 2017 in connection with our credit agreement refinancing and senior notes offering.  See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first three quarters of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans.  During the first quarter of 2017, we incurred a loss on extinguishment of debt relating to the refinancing of our tranche B term loans of less than $0.1 million.  Loss on extinguishment of debt for the first three quarters of 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans.  See “—Debt” below.

Other Income.  Other income for the first three quarters of 2017 and 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $2.9 million and $2.2 million, respectively.

Income Tax Expense.  Income tax expense decreased $6.7 million to $50.9 million for the first three quarters of 2017 from $57.6 million for the first three quarters of 2016. Our effective tax rate was 36.8% for the first three quarters of 2017 and 37.5% for the first three quarters of 2016.

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

Cash Flows

Net cash provided by operating activities decreased $185.3 million to $7.5 million for the first three quarters of 2017 from $192.8 million for the first three quarters of 2016. The decrease in net cash provided by operating activities primarily reflects unfavorable working capital (comprised of changes in inventories, accounts receivable and accrued expenses) comparisons to the first three quarters of 2016. This decrease is mainly due to an increase in inventory and the timing of payments received from post-acquisition transition services agreements.

Net cash used in investing activities for the first three quarters of 2017 increased $15.8 million to $40.6 million from $24.8 million for the first three quarters of 2016. The increase was attributable to an increase in capital spending, partially offset by the proceeds from the sale of assets. Capital expenditures in the first three quarters of 2017 and 2016 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. During the first three quarters of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment, which we acquired as part of the Green Giant acquisition, resulting in a $1.6 million loss on sale of assets.

Net cash provided by financing activities for the first three quarters of 2017 decreased $40.8 million to $27.1 million from net cash used in financing activities of $67.9 million for the first three quarters of 2016. Net cash provided by financing activities for the first three quarters of 2017 consisted of $500.0 million of proceeds from the issuance of our 5.25% senior notes and $85.0 million of revolving credit facility borrowings, partially offset by $233.6 million

-  40  -

repayment of our tranche A term loan, $221.0 million of repayments of revolving credit facility borrowings, $92.7 million of dividend payments, $8.6 million of debt financing costs and $2.0 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation. Net cash provided by financing activities for the first three quarters of 2016 consisted of $331.9 million of proceeds from the issuance of common stock, $10.0 million of revolving credit facility borrowings, and $0.3 million excess tax benefits of share-based compensation, partially offset by $150.0 million of term loan repayment, $50.0 million of repayments of revolving credit facility borrowings, $72.9 million of dividend payments and $1.4 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation.

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

For the first three quarters of 2017 and 2016, we had cash flows provided by operating activities of $7.5 million and $192.8 million, respectively, and distributed as dividends of $92.7 million and $72.9 million, respectively. Based upon our current dividend rate of $1.86 per share per annum, we expect our aggregate dividend payments in fiscal 2017 to be approximately $123.6 million.

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

We financed the Back to Nature acquisition, completed in October 2017, with additional revolving loans under our senior secured revolving credit facility.  We financed the spices & seasonings acquisition, completed in November

-  41  -

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

Debt

Senior Secured Credit Agreement.  On March 30, 2017, we refinanced our senior secured credit facility. The refinancing reduced by 0.75% the spread over LIBOR or the applicable base rate on $640.1 million of tranche B term loans.  On April 3, 2017, we repaid all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans using the net proceeds of our registered public offering of $500.0 million aggregate principal amount of 5.25% senior notes due 2025.  At September 30, 2017,  $640.1 million of tranche B term loans and $40.0 million of revolving loans were outstanding under our credit agreement. The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property. At September 30, 2017, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.0 million, was $458.0 million. See Note 16, “Subsequent Event,” to our unaudited consolidated interim financial statements in Part 1, Item 1 of this report. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on June 5, 2019.

The entire $640.1 million principal amount of tranche B term loans outstanding are due and payable at maturity on November 2, 2022.

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and LIBOR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio.  At September 30, 2017, the revolving credit facility interest rate was approximately 3.24%.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.25%, and LIBOR plus an applicable margin of 2.25%. At September 30, 2017, the tranche B term loan interest rate was approximately 3.49%.

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

-  42  -

term loans, and to pay related fees and expenses, and for general corporate purposes, which could include, among other things, repayment of other long term debt or possible acquisitions.  Interest on the 5.25% senior notes is payable on April 1 and October 1 of each year, commencing October 1, 2017.  The 5.25% senior notes will mature on April 1, 2025, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 5.25% senior notes as described in Note 6, “Debt,” to our unaudited consolidated interim financial statements.  We may also, from time to time, seek to retire the 5.25% senior notes through cash repurchases of the 5.25% senior notes or exchanges of the 5.25% senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.  See Note 6 “Debt,” to our unaudited consolidated interim financial statements for a more detailed description of the 5.25% senior notes.

Future Capital Needs

On September 30, 2017, our total long-term debt of $1,852.9 million, net of our cash and cash equivalents of $22.6 million, was $1,830.3 million.  See Note 16, “Subsequent Event,” to our unaudited consolidated interim financial statements in Part 1, Item 1 of this report.    Stockholders’ equity as of that date was $791.4 million.

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

We expect to make capital expenditures of approximately $60.0 million in the aggregate during fiscal 2017, $42.7 million of which were made during the first three quarters.  Our projected capital expenditures for fiscal 2017 include anticipated capital expenditures of approximately $9.8 million to move equipment used in the production of certain Green Giant products from General Mills’ Belvidere, Illinois manufacturing facility to an existing B&G Foods manufacturing facility and one or more co-packers, approximately $11.0 million for the purchase of equipment for innovation products for Green Giant and approximately $12.2 million in connection with the implementation of a new enterprise resource planning (ERP) system.

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

-  43  -

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

Off-balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first three quarters of 2017, except for the refinancing of our tranche B term loans and the issuance of our 5.25% senior notes, see “—Debt” above, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2016 Annual Report on Form 10-K.

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

•	the risks associated with the expansion of our business;
•	our possible inability to identify new acquisitions or to integrate recent or future acquisitions or our failure to realize anticipated revenue enhancements, cost savings or other synergies;

-  44  -

•	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
•	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
•	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
•	future impairments of our goodwill and intangible assets;
•	our ability to successfully implement a new enterprise resource planning (ERP) system;
•	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
•	our sustainability initiatives and changes to environmental laws and regulations;
•	other factors that affect the food industry generally, including:
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

-  45  -

Interest Rate Risk.  In the normal course of operations, we are exposed to market risks relating to our long-term debt arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates.

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At September 30, 2017, we had $1,200.0 million of fixed rate debt and $680.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at September 30, 2017, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $6.8 million.

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017				December 31, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	40,000		40,000	(1)	176,000		176,000	(1)
Tranche A term loans due 2019	—		—		233,378	(2)	232,795	(1)
Tranche B term loans due 2022	637,722	(3)	641,707	(1)	637,391	(3)	645,358	(1)
4.625% senior notes due 2021	700,000		713,125	(4)	700,000		714,000	(4)
5.25% senior notes due 2025	500,000		509,375	(4)	—		—

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  On April 3, 2017, we repaid all of the outstanding borrowings and amounts due under our tranche A term loans.  At December 31, 2016, the face amounts of the tranche A term loans were $233.6 million.

(3)	The carrying values of the tranche B term loans are net of discount. At September 30, 2017 and December 31, 2016, the face amounts of the tranche B term loans were $640.1 million.
(4)	Fair values are estimated based on quoted market prices.

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

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first three quarters of 2017, our net sales to customers in foreign countries represented approximately 6.4% of our total net sales.  During the first three quarters of 2016, our net sales to customers in foreign countries represented approximately 8.4% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

-  46  -

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

We transitioned our recently acquired spices & seasonings business to a new enterprise resource planning (ERP) system during the third quarter of 2017. We plan to continue implementing the ERP system throughout the remainder of our businesses over the course of approximately the next two years. In connection with these implementations and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.

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

-  47  -

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement, dated as of August 1, 2017, between Bruce C. Wacha and B&G Foods, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101.1

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

-  48  -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2017	B&G FOODS, INC.

	By:	/s/ Amy J. Chiovari
Amy J. Chiovari Corporate Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

-  49  -