Form 10-K
period 2017-12-30
B&G Foods, Inc.
filed 2018-03-01
CIK 1278027

As filed with the Securities and Exchange Commission on February 28, 2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 2017
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

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are affiliates of the registrant) as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $2,056,835,675 (based on the $35.60 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of February 23, 2018, the registrant had 66,499,044 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before April 30, 2018 in connection with the registrant’s 2018 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2017

PART I

Item 1.  Business.

Overview

The terms “B&G Foods,” “our,” “we” and “us,” as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended December 28, 2013, January 3, 2015, January 2, 2016, December 31, 2016, December 30, 2017 and December 29, 2018 as “fiscal 2013,” “fiscal 2014,” “fiscal 2015,” “fiscal 2016” and “fiscal 2017” and “fiscal 2018” respectively. Our fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to December 31. Fiscal 2014 contained 53 weeks and fiscal 2018, fiscal 2017, 2016, 2015 and 2013 each contained or contain 52 weeks.

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
October 2017

Acquisition of Back to Nature Foods Company, LLC and related entities, including the Back to Nature and SnackWell’s brands, from Brynwood Partners VI L.P., Mondelēz International and certain other sellers, referred to as the “Back to Nature acquisition” in the remainder of this report.

December 2016	Acquisition of Victoria Fine Foods, LLC, and a related entity, from Huron Capital Partners and certain other sellers, referred to as the “Victoria acquisition” in the remainder of this report.
November 2016

Acquisition of the spices & seasonings business of ACH Food Companies, Inc., including the Spice Islands,  Tone’s,  Durkee and Weber brands, referred to as the “spices & seasonings acquisition” in the remainder of this report.

November 2015	Acquisition of the Green Giant and Le Sueur brands from General Mills, Inc., referred to as the “Green Giant acquisition” in the remainder of this report.
July 2015

Acquisition of Spartan Foods of America, Inc., and related entities, including the Mama Mary’s brand, from Linsalata Capital Partners and certain other sellers, referred to as the “Mama Mary’s acquisition” in the remainder of this report.

April 2014

Acquisition of Specialty Brands of America, Inc. and related entities, including the Bear Creek Country Kitchens,  Spring Tree,  Cary’s,  MacDonald’s,  New York Flatbreads and Canoleo brands, from affiliates of American Capital, Ltd., referred to as the “Specialty Brands acquisition” in the remainder of this report.

October 2013	Acquisition of Rickland Orchards LLC, including the Rickland Orchards brand, from Natural Instincts LLC, referred to as the “Rickland Orchards acquisition” in the remainder of this report.
July 2013

Acquisition of Pirate Brands, LLC, including the Pirate’s Booty,  Smart Puffs and Original Tings brands from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals, referred to as the “Pirate Brands acquisition” in the remainder of this report.

May 2013	Acquisition of the TrueNorth brand from DeMet’s Candy Company, referred to as the “TrueNorth acquisition” in the remainder of this report.

-  3  -

Products and Markets

The following is a brief description of some of our brands and product lines:

The Green Giant and Le Sueur brands trace their roots to Le Sueur, Minnesota in 1903, and the Minnesota Valley Canning Company. For more than 100 years, fresh and great‑tasting Green Giant and Le Sueur vegetables have been grown and picked at the peak of perfection in the Valley of the Jolly Green Giant. In the remainder of this report, we generally refer to the Green Giant and Le Sueur brands collectively as the “Green Giant brand.”

The Ortega brand has been in existence since 1897; its products span the shelf‑stable Mexican food segment including taco shells, tortillas, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products.

Pirate Brands, which includes Pirate’s Booty,  Smart Puffs and Original Tings, originated in 1987 and offers baked, trans fat free and gluten free snacks.

Back to Nature has been a pioneer in the better-for-you snack foods category and it is a leading cookie and cracker brand in the category. The Back to Nature brand’s product offerings include Non-GMO Project Verified, organic and gluten free products.

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

The New York Style brand was created in 1985 and includes Original Bagel Crisps, Pita Chips and Panetini Italian Toast.

-  4  -

The Tone’s brand started as a family business in 1873 and was responsible for many of the early advancements in the spice industry.  The Tone’s brand sells predominantly in the club channel while also servicing traditional grocery.

The Weber brand of seasonings and other flavor enhancers was introduced in 2006 under a licensing agreement with Weber-Stephen Products LLC, maker of the popular Weber grills.  Under the Weber brand, we offer a wide range of grilling seasoning blends, rubs, marinades, sprays and sauces.

The SnackWell’s brand of low-fat and no-fat snacks originated in 1992.  SnackWell’s offerings include a variety of delicious fat-free products such as its signature Devil’s Food Cookie Cakes and peanut-free treats such as its tasty Vanilla Creme Sandwich Cookies. Live Well.

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

The Joan of Arc brand, which originated in 1895, includes a full range of canned beans including kidney, chili and other varieties.

-  5  -

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

Food Industry

The food industry is one of the United States’ largest industries. Historically, it has been characterized by relatively stable sales growth, based largely on price and population increases. In recent years, however, many traditional center of store grocery brands in the industry have often experienced flat to modestly declining sales. Over the past decade or so, the retail side of the food industry has seen a continuing shift of sales to alternate food outlets such as supercenters, warehouse clubs, organic and “natural” food stores, dollar stores, drug stores and e-tailers. Among other things, this shift has caused consolidation of traditional grocery chains into larger entities, often spanning the country under varying banner names. Consolidation has increased the importance of having a number one or two brand within a

-  6  -

category, be that position national or regional. At the same time, this shift has also introduced many alternatives to traditional grocery chains.  A broad sales and distribution infrastructure has also become critical for food companies, allowing them to reach all outlets selling food to consumers and expanding their growth opportunities.

Sales, Marketing and Distribution.

Overview.  We sell, market and distribute our products through a multiple‑channel sales, marketing and distribution system to all major U.S. food channels, including sales and shipments to supermarkets, mass merchants, warehouse clubs, wholesalers, foodservice distributors and direct accounts, specialty food distributors, military commissaries and non‑food outlets such as drug, dollar store chains and e-tailers. Certain of our brands, including Green Giant,  Cream of Wheat,  Back to Nature,  Ac’cent,  Crock Pot seasoning mixes, Underwood,  Polaner,  Static Guard,  Mrs. Dash,  New York Style,  Sugar Twin and Victoria are also distributed to similar food channels in Canada. We sell, market and distribute our household brand, Static Guard, through the same sales, marketing and distribution system to many of the same customers who buy our food products as well as to other household product retailers and distributors.

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

Our frozen distribution network consists of seven primary locations, which are owned and operated by third party logistics providers.

Warehousing and distribution for the spices & seasonings business we acquired in November 2016 had been managed for us by ACH Food Companies pursuant to a transition services agreement that expired on September 3, 2017. Following the completion of the transition period, we assumed responsibility for warehousing and distribution of the spices & seasonings products.

-  7  -

We believe that our distribution systems for shelf‑stable and frozen products have sufficient capacity to accommodate incremental product volume.  See Item 2, “Properties” for a listing of our owned and leased distribution centers and warehouses.

Customers

Our top ten customers accounted for approximately 54.6% of our net sales and 49.4% of our end of the year receivables for fiscal 2017. Other than Wal‑Mart, which accounted for 24.1% of our fiscal 2017 net sales, no single customer accounted for 10.0% or more of our fiscal 2017 net sales. Other than Wal‑Mart, which accounted for 21.5% of our receivables as of the end of fiscal 2017, no single customer accounted for more than 10.0% of our receivables as of the end of fiscal 2017. During fiscal 2017, 2016 and 2015, our net sales to foreign countries represented approximately 6.3%, 7.1% and 5.2%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada. The increase in net sales to foreign countries as a percentage of total net sales in fiscal 2016 was primarily attributable to the Green Giant acquisition.  The decrease in net sales to foreign countries as a percentage of total net sales in fiscal 2017 was primarily attributable to the spices & seasonings acquisition, which has limited sales outside the United States.

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

-  8  -

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

Co-Packing Arrangements.  In addition to our own manufacturing facilities, we source a significant portion of our products under “co‑packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co‑packing arrangements to ensure the most cost‑effective manufacturing of our products and to utilize company‑owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Back to Nature,  Baker’s Joy,  Bear Creek Country Kitchens,  Canoleo,  Cream of Rice,  Crock Pot,  Green Giant,  JJ Flats,  Joan of Arc,  Le Sueur,  MacDonald’s,  New York Flatbreads, Pirate Brands, Regina,  SnackWell’s,  Spring Tree,  Static Guard,  Sugar Twin and TrueNorth products and certain B&G,  Cary’s,  Cream of Wheat,  Emeril’s,  Las Palmas and Ortega products under co‑packing agreements or purchase orders. Each of our co‑packers produces products for other companies as well. We believe that there are alternative sources of co‑packing production readily available for the majority of our products, although we may experience short‑term disturbances in our operations if we are required to change our co‑packing arrangements unexpectedly.

Following the Green Giant acquisition, a portion of our Green Giant products were manufactured for us by General Mills at a General Mills facility located in Belvidere, Illinois pursuant to a two year transition co-packing agreement that expired on November 2, 2017.  During 2017, we completed our relocation of that production to a B&G Foods manufacturing facility and co-packer manufacturing facilities.

Trademarks and Licensing Agreements

Trademarks.  We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac’cent, Back to Nature, B&G, B&G Sandwich Toppers, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Durkee,  Emeril’s, Grandma’s, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Original Tings, Ortega, Pirate’s Booty, Polaner, Regina, Sa‑són, Sclafani, Smart Puffs, SnackWell’s, Spice Islands, Spring Tree, Static Guard, Sugar Twin, Tone’s,  Trappey’s, TrueNorth, Underwood, Vermont Maid,  Victoria,  Weber and Wright’s.

Inbound License Agreements.  From time to time we enter into in‑bound licensing agreements. For example, we sell our Emeril’s brand products pursuant to a license agreement with Sequential Brands Group, Cream of Wheat Cinnabon®, a co‑branded product, pursuant to a licensing agreement with Cinnabon, Inc., Crock Pot® Seasoning Mixes pursuant to a licensing agreement with Sunbeam Products, Inc. dba Jarden Consumer Solutions, Weber seasonings and other flavor enhancers pursuant to a licensing agreement with Weber-Stephen Products LLC.  French’s® seasoning mixes are currently sold pursuant to a licensing agreement with French’s Food Company LLC, but that licensing

-  9  -

agreement has been terminated effective June 30, 2018. In addition, from time to time, our Pirate Brands products, Cream of Wheat products and products of certain other of our brands license from third parties, a variety of trademarks, including various Disney, Marvel and Nickelodeon characters.

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

Employees and Labor Relations

As of December 30, 2017, our workforce consisted of 2,680 employees. Of that total, 2,419 employees were engaged in manufacturing, 135 were engaged in marketing and sales, 62 were engaged in warehouse and distribution and 64 were engaged in administration. Approximately 61% of our employees, located at five facilities in the United States and one facility in Mexico, are covered by collective bargaining agreements. The agreements covering employees at the five facilities in the United States, which vary in term depending on the location, expire on December 31, 2019 (Brooklyn, NY; United Food and Commercial Workers, Local No. 342),  March 31, 2020 (Roseland, New Jersey; International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863),  April 5, 2020 (Ankeny, Iowa; International Brotherhood of Teamsters, Local No. 238),  March 27, 2021 (Stoughton, Wisconsin; Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695), and April 30, 2022 (Portland, Maine; Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL‑CIO, Local No. 334). There are two unions representing employees at our facility in Mexico, (1) the Industrial Union of Stevedore Workers, Cargo Transport Operators and Similar from the Mexican Republic and (2) the Union of Agriculture Workers at the Service of the Region. Our collective bargaining agreements with these two unions do not expire, however, certain terms of the agreements must be reviewed periodically. None of our collective bargaining agreements is scheduled to expire within one year.

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

-  10  -

Environmental Matters

Environmental Sustainability.  As part of our commitment to being a good corporate citizen, we consider environmental sustainability to be an important strategic focus area. For instance, our manufacturing operations have a variety of initiatives in place to reduce energy usage, conserve water, improve wastewater management, reduce packaging and where possible use recycled and recyclable packaging. We continue to evaluate and modify our manufacturing and other processes on an ongoing basis to mitigate risk and further reduce our impact on the environment, conserve water and reduce waste.

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

-  11  -

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

Our largest customer, Wal‑Mart, accounted for 24.1% of our fiscal 2017 net sales, and our ten largest customers together accounted for approximately 54.6% of our fiscal 2017 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

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

A major part of our strategy is to grow through acquisition. We completed the Back to Nature acquisition in October 2017 and we expect to pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to

-  12  -

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

At December 30, 2017, we had total long‑term indebtedness of $2,250.1 million (before debt discount), including $650.1 million principal amount of senior secured indebtedness (which we subsequently reduced to $600.1 million during the first quarter of 2018) and $1,600.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indentures governing our senior notes (which we refer to as the senior notes indentures) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

•	the incurrence of additional indebtedness and the issuance of certain preferred stock or redeemable capital stock;
•	the payment of dividends on, and purchase or redemption of, capital stock;
•	a number of restricted payments, including investments;
•	specified sales of assets;
•	specified transactions with affiliates;

-  13  -

•	the creation of certain types of liens;
•	consolidations, mergers and transfers of all or substantially all of our assets; and
•	entry into certain sale and leaseback transactions.

Our credit agreement requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, a maximum leverage ratio and a minimum interest coverage ratio.

Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, or failure to meet or maintain ratios or tests could result in a default under our credit agreement and/or our senior notes indentures. Certain events of default under our credit agreement and our senior notes indentures would prohibit us from paying dividends on our common stock. In addition, upon the occurrence of an event of default under our credit agreement or our senior notes indentures, the lenders could elect to declare all amounts outstanding under the credit agreement and the senior notes, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the credit agreement lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full this indebtedness and our other indebtedness.

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

Our $700.0 million revolving credit facility matures on November 21, 2022, our $600.1 million of tranche B term loan borrowings mature on November 2, 2022, our $700.0 million of 4.625% senior notes mature on June 1, 2021 and our $900.0 million of 5.25% senior notes mature on April 1, 2025. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in

-  14  -

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

-  15  -

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

-  16  -

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

-  17  -

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

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Canadian dollar and the Mexican peso. For example, our foreign sales are primarily to customers in Canada. Net sales in Canada accounted for 5.5% of our total net sales in 2017.  Although our sales for export to other countries are generally denominated in U.S. dollars, our sales to Canada are generally denominated in Canadian dollars. As a result, our net sales to Canada are subject to the effect of foreign currency fluctuations, and these fluctuations could have an adverse impact on operating results. From time to time, we may enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

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

We maintain four defined benefit pension plans that cover approximately 40% of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by

-  18  -

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

As of December 30, 2017, approximately 61% of our 2,680 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. If prior to the expiration of any of our existing collective bargaining agreements we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

-  19  -

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

We are implementing a new enterprise resource planning (ERP) system. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. We may not be able to complete successfully the full implementation of the ERP systems without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to produce products, process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations,  integrate acquisitions, or otherwise operate our business.  It is also possible that the migration to a new ERP system could adversely affect our internal controls over financial reporting.

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

We are a holding company, with all of our assets held by our direct and indirect subsidiaries, and we rely on dividends and other payments or distributions from our subsidiaries to meet our debt service obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us depends on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, our credit agreement, our senior notes indentures and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Future changes that increase cash taxes payable by us could significantly decrease our future cash flow available to make interest and dividend payments with respect to our securities.

We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $1,265.3  million between 2018 and 2032. The expected annual deductions are approximately $123.5 million for fiscal 2018, approximately $118.8 million for fiscal 2019, approximately $117.4 million for fiscal 2020, approximately $114.4 million for fiscal 2021, approximately $103.4 million for fiscal 2022, approximately $101.2 million per year for fiscal 2023 through fiscal 2024, approximately $100.9 million for fiscal 2025, approximately $97.0 million for fiscal 2026, approximately $77.1 million for fiscal 2027, approximately $68.3 million for fiscal 2028, approximately $61.0 million for fiscal 2029, approximately $54.9 million for fiscal 2030, approximately $22.2 million for fiscal 2031, and approximately $4.0 million for fiscal 2032. If there is a change in U.S. federal tax policy that reduces any of these available deductions, eliminates, limits or reduces the interest deduction we receive on our substantial indebtedness, or otherwise results in an increase in our corporate tax rate, our cash taxes payable would increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.  Likewise, the ultimate impact of the U.S. Tax Cuts and Jobs Act signed into law on December 22, 2017 on our reported results in fiscal 2018 and beyond may differ from the estimates provided in this report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the new tax law different from that currently contemplated.  See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 for information about the U.S. Tax Cuts and Jobs Act.

-  20  -

A change in the assumptions used to value our goodwill or our unamortizable intangible assets could negatively affect our consolidated results of operations and net worth.

Our total assets include substantial goodwill and unamortizable intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or unamortizable intangibles might be impaired. The annual goodwill impairment test involves a two‑step process. The first step of the impairment test involves comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference. We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators. Estimating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2017, 2016 and 2015 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, an interim impairment analysis relating to one of our brands performed during fiscal 2014, resulted in our company recording non‑cash impairment charges to amortizable trademarks and customer relationship intangibles for the brand of $26.9 million and $7.3 million, respectively, during fiscal 2014.  During the second quarter of 2016, we discontinued that brand because there was not sufficient demand to warrant continued production.  Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $4.5 million and $0.9 million, respectively, which are recorded in “Impairment of intangible assets” on the accompanying consolidated statement of operations for fiscal 2016. If operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non‑cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or unamortizable intangible assets are impaired, although a non‑cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our board of directors may, in its sole discretion, decrease the level of dividends provided for in our dividend policy or entirely discontinue the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions (including restrictions in our credit agreement and senior notes indentures), business opportunities, provisions of applicable law (including certain provisions of the Delaware General Corporation Law) and other factors that our board of directors may deem relevant.

If our cash flows from operating activities were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we may need either to reduce or eliminate dividends or, to the extent permitted under our credit agreement and senior notes indentures, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund

-  21  -

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

-  22  -

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

Facility Location	Owned/Leased	Description
Parsippany, New Jersey	Leased	Corporate Headquarters
Mississauga, Ontario	Leased	Canadian Headquarters
Ankeny, Iowa	Owned	Manufacturing/Warehouse
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Irapuato, Mexico	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Owned	Manufacturing/Warehouse
Brooklyn, New York	Leased	Manufacturing/Warehouse
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Easton, Pennsylvania	Leased	Distribution Center
Houston, Texas	Leased	Distribution Center
Joliet, Illinois	Leased	Distribution Center
Lebanon, Tennessee	Leased	Distribution Center
St. Evariste, Québec	Owned	Storage Facility
Bentonville, Arkansas	Leased	Sales Office

Item 3.  Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K is incorporated herein by reference.

Item 4.  Mine Safety Disclosures.

Not applicable.

-  23  -

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

	High	Low
Fiscal 2017
Fourth Quarter	$39.75	$31.51
Third Quarter	$37.50	$29.50
Second Quarter	$43.10	$35.45
First Quarter	$47.75	$38.85
Fiscal 2016
Fourth Quarter	$49.15	$39.10
Third Quarter	$52.84	$44.55
Second Quarter	$48.44	$31.81
First Quarter	$40.50	$33.18

Holders

According to the records of our transfer agent, we had 70 holders of record of our common stock as of February 23, 2018, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

-  24  -

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company’s common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from December 29, 2012 to December 30, 2017, assuming the investment of $100 on December 29, 2012 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return

Among B&G Foods, Inc. Common Stock, the Russell 2000 Index

and the S&P Packaged Foods & Meats Index

	12/29/2012*	12/28/2013	1/3/2015	1/2/2016	12/31/2016	12/30/2017
B&G Foods, Inc. (NYSE: BGS)	$100.00	127.56	116.74	143.70	187.09	158.13
Russell 2000 Index	$100.00	138.82	145.62	139.19	168.85	193.58
S&P Packaged Foods & Meats Index	$100.00	130.84	145.90	171.27	186.92	189.45

*$100 invested on December 29, 2012 in B&G Foods’ common stock or index, including reinvestment of dividends. Indexes calculated on month‑end basis.

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

For fiscal 2017 and fiscal 2016, we had cash flows from operating activities of $37.8 million and $289.7 million, respectively, and distributed $123.6 million and $100.8 million as dividends, respectively. At our current dividend rate of $1.86 per share per annum, we expect our aggregate dividend payments in 2018 to be approximately $123.7 million.

-  25  -

The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2017 and 2016:

	Fiscal 2017	Fiscal 2016
Fourth Quarter	$0.465	$0.465
Third Quarter	$0.465	$0.420
Second Quarter	$0.465	$0.420
First Quarter	$0.465	$0.420

Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder’s adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro‑forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2017 and fiscal 2016, 69.5% and 34.6%, respectively, of distributions paid on common stock will be treated as a return of capital and 30.5% and 65.4%, respectively, will be treated as a taxable dividend paid from earnings and profits.

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

In general, our senior notes indentures restrict our ability to declare and pay dividends on our common stock as follows:

•

we may use up to 100% of our excess cash (as defined below) for the period (taken as one accounting period) from and including March 31, 2013 to the end of our most recent fiscal quarter for which internal financial statements are available at the time of such payments, plus certain incremental funds described in the indentures for the payment of dividends so long as the fixed charge coverage ratio for the four most recent fiscal quarters for which internal financial statements are available is not less than 1.6 to 1.0; and

•	we may not pay any dividends on any dividend payment date if a default or event of default under our indentures has occurred or is continuing.

Excess cash is defined in our senior notes indentures and under the terms of our credit agreement. Excess cash is calculated as “consolidated cash flow,” as defined in the indentures and under the terms of our credit agreement (which, in each case, allows for certain adjustments and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, excess tax benefit from issuance of LTIA shares, certain repayment of indebtedness and the cash portion of restructuring charges.

-  26  -

In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indentures. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

•

a “consolidated interest coverage ratio” (defined as the ratio of our adjusted EBITDA for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.00; and

•

a “consolidated leverage ratio” (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) of not more than 7.00 to 1.00.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities in fiscal 2017.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2017.

-  27  -

Item 6.  Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the fiscal years ended December 30, 2017 (fiscal 2017), December 31, 2016 (fiscal 2016), January 2, 2016 (fiscal 2015), January 3, 2015 (fiscal 2014) and December 28, 2013 (fiscal 2013) have been derived from our audited consolidated financial statements.

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data(1):
Net sales(2)	$1,668,056	$1,391,257	$966,358	$848,017	$724,973
Cost of goods sold(3)	1,205,809	943,295	676,794	600,246	482,050
Gross profit	462,247	447,962	289,564	247,771	242,923
Selling, general and administrative expenses(4)	205,234	174,759	105,939	93,033	79,043
Amortization expense(5)	17,611	13,803	11,255	12,692	9,884
Impairment of intangible assets(6)	—	5,405	—	34,154	—
Gain on change in fair value of contingent consideration(7)	—	—	—	(8,206)	—
Operating income	239,402	253,995	172,370	116,098	153,996
Interest expense, net	91,784	74,456	51,131	46,573	41,813
Loss on extinguishment of debt(8)	1,163	2,836	—	5,748	31,291
Other income(9)	(1,607)	(363)	—	—	—
Income before income tax (benefit) expense	148,062	177,066	121,239	63,777	80,892
Income tax (benefit) expense	(69,401)	67,641	52,149	22,821	28,549
Net income	$217,463	$109,425	$69,090	$40,956	$52,343
Earnings per share data:
Weighted average basic common shares outstanding	66,487	63,203	56,585	53,658	52,998
Weighted average diluted common shares outstanding	66,706	63,420	56,656	53,747	53,182
Cash dividends declared per common share	$1.86	$1.73	$1.38	$1.36	$1.23
Basic earnings per common share	$3.27	$1.73	$1.22	$0.76	$0.99
Diluted earnings per common share	$3.26	$1.73	$1.22	$0.76	$0.98
Other Financial Data(1):
Net cash provided by operating activities	$37,799	$289,661	$128,479	$99,126	$114,910
Capital expenditures	(59,802)	(42,418)	(18,574)	(19,025)	(14,649)
Cash payments for acquisition of businesses	(162,965)	(438,787)	(873,811)	(154,277)	(247,281)
Net cash provided by financing activities	359,336	216,005	767,444	71,619	131,828
EBITDA(10)	$290,181	$291,624	$201,023	$143,532	$178,073
Ratio of earnings to fixed charges(11)	2.5x	3.3x	3.3x	2.3x	2.8x
Senior debt / EBITDA(12)	7.8x	6.0x	8.8x	7.2x	4.9x
Total debt / EBITDA	7.8x	6.0x	8.8x	7.1x	4.9x
EBITDA / cash interest expense(13)	3.4x	4.2x	4.3x	3.4x	4.8x
Consolidated Balance Sheet Data (at end of period)(1):
Cash and cash equivalents	$206,506	$28,833	$5,246	$1,490	$4,107
Total assets	3,561,038	3,043,505	2,571,715	1,649,353	1,484,343
Total debt	2,251,741	1,746,769	1,759,616	1,025,857	870,885
Total stockholders’ equity	$880,819	$785,657	$457,685	$337,995	$378,363

(1)

We completed the Back to Nature acquisition from Brynwood Partners VI L.P., Mondelēz International and certain other sellers on October 2, 2017. We completed the Victoria acquisition from Huron Capital Partners and certain other sellers on December 2, 2016. We completed the spices & seasonings acquisition from ACH Food Companies, Inc. on November 21, 2016. We completed the Green Giant acquisition from General Mills, Inc., on November 2, 2015. We completed the Mama Mary’s acquisition from Linsalata Capital Partners and certain other sellers on July 10, 2015. We completed the Specialty Brands acquisition from affiliates of American Capital, Ltd., and certain individual sellers, on April 23, 2014. We completed the Rickland Orchards acquisition from Natural Instincts LLC on October 7, 2013. We completed the Pirate Brands acquisition from affiliates of VMG Partners and Driven Capital Management, and certain other entities and individuals, on July 8, 2013. We completed the TrueNorth acquisition from DeMet’s Candy Company on May 6, 2013. Each of these acquisitions has been accounted for using the

-  28  -

acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.

(2)

Fiscal 2017, 2016, 2015 and 2013 each contained 52 weeks and fiscal 2014 contained 53 weeks. Net sales for fiscal 2015 and fiscal 2014 were negatively impacted by $1.2 million and $4.1 million, respectively, of customer refunds, net of insurance recoveries, related to our November 2014 voluntary recall of certain Ortega and Las Palmas products.

(3)

Cost of goods sold for fiscal 2017 includes $2.4 million of amortization of acquisition-related inventory fair value step-up (for certain spices & seasonings business and Back to Nature inventory acquired and sold during the period) and a $3.3 million loss on disposal of inventory. Fiscal 2016 includes $5.4 million of amortization of acquisition-related inventory fair value step-up (for certain spices & seasonings business inventory acquired and sold during the period and certain Green Giant inventory sold during the period) and a $0.8 million loss on disposal of inventory related to the impairment of Rickland Orchards.  Fiscal 2015 includes $6.1 million of amortization of acquisition‑related inventory fair value step‑up (for certain Green Giant inventory acquired and sold during the period) and $0.5 million of charges, net of insurance recoveries, related to the Ortega and Las Palmas recall. Fiscal 2014 includes $8.2 million of inventory write‑off and other cost of goods sold charges, net of insurance recoveries, related to the Ortega and Las Palmas recall and a $4.5 million loss on disposal of inventory related to the impairment of Rickland Orchards.

(4)

Selling, general and administrative expenses for fiscal 2017 include $35.6 million of acquisition-related and other non-recurring expenses, including acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions, severance and hiring costs and a non-recurring startup surcharge paid to a co-packer. Selling, general and administrative expenses for fiscal 2016 include $17.5 million of acquisition‑related expenses for the Victoria, spices & seasonings, Green Giant and Mama Mary’s acquisitions and $1.3 million of distribution restructuring expenses.  Selling, general and administrative expenses for fiscal 2015 include $6.1 million of acquisition‑related expenses for the Green Giant and Mama Mary’s acquisitions, $2.7 million of distribution restructuring expenses and $0.2 million of administrative expenses, net of insurance recoveries, related to the Ortega and Las Palmas recall. Selling, general and administrative expenses for fiscal 2014 include $7.3 million of acquisition‑related expenses for the Specialty Brands, Rickland Orchards and Pirate Brands acquisitions and $0.5 million of administrative expenses, net of insurance recoveries, related to the Ortega and Las Palmas recall. Selling, general and administrative expenses for fiscal 2013 include $5.9 million of acquisition‑related expenses for the Rickland Orchards,  TrueNorth and Pirate Brands acquisitions partially offset by a gain of $1.5 million relating to a legal settlement.

(5)

Amortization expense includes the amortization of customer relationships, amortizable trademarks and other intangible assets acquired in the Back to Nature,  Victoria, spices & seasonings, Green Giant,  Mama Mary’s, Specialty Brands, Rickland Orchards, Pirate Brands, TrueNorth and prior acquisitions.

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

(7)

In addition to the base purchase price consideration paid at closing, the acquisition agreement for Rickland Orchards required that we pay additional purchase price earn‑out consideration contingent upon the achievement of revenue growth targets for fiscal 2014, 2015 and 2016. At the time of acquisition, we established the fair value of the contingent consideration using revenue growth targets meant to achieve operating results in excess of base purchase price acquisition model assumptions. As required, at June 28, 2014 we remeasured the fair value of the contingent consideration using actual operating results through June 28, 2014 and revised forecasted operating results for the remainder of fiscal 2014, 2015 and 2016, and reduced the probability of achievement and the fair value of the contingent consideration to zero. This resulted in a non‑cash gain of $8.2 million that is included in gain on change in fair value of contingent consideration in fiscal 2014.

-  29  -

(8)

Fiscal 2017 loss on extinguishment of debt includes the write-off of deferred debt financing costs of $0.9 million and the write-off of unamortized discount of $0.2 million in connection with the repayment of all outstanding borrowings under the tranche A term loans and the write-off of deferred debt financing costs and the write-off of unamortized discount of less than $0.1 million in connection with the refinancing of our tranche B term loans. Fiscal 2016 loss on extinguishment of debt includes the write-off of deferred debt financing costs of $2.2 million and the write-off of unamortized discount of $0.6 million in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. Fiscal 2014 loss on extinguishment of debt includes the write‑off of deferred debt financing costs of $5.4 million and the write‑off of unamortized discount of $0.3 million in connection with the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder. Fiscal 2013 loss on extinguishment of debt includes costs relating to our repurchase of $248.5 million aggregate principal amount of 7.625% senior notes and our repayment of $222.2 million aggregate principal amount of tranche B term loans, including the repurchase premium and other expenses of $20.2 million, the write‑off of deferred debt financing costs of $8.3 million and the write‑off of unamortized discount of $2.8 million.

(9)

Other income for fiscal 2017 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.6 million. Other income for fiscal 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.4 million.

(10)

EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. A non‑GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt (see (8) above). We define adjusted EBITDA as EBITDA adjusted for cash and non‑cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses and amortization of acquired inventory fair value step‑up) and other non-recurring expenses, gains and losses; intangible asset impairment charges and related asset write‑offs; gains or losses related to changes in the fair value of contingent liabilities from earn‑outs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related and other non-recurring expenses, gains and losses, non‑cash intangible asset impairment charges and related asset write‑offs, gains or losses related to changes in the fair value of contingent liabilities from earn‑outs, loss on product recalls and distribution restructuring expenses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

-  30  -

expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related and other non-recurring expenses, gains and losses and income taxes, intangible asset impairment charges and related asset write‑offs, gains or losses related to changes in the fair value of contingent liabilities from earn‑outs, loss on product recalls and distribution restructuring expenses. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2017, 2016, 2015, 2014 and 2013 along with the components of EBITDA and adjusted EBITDA follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(In thousands)
Net income	$217,463	$109,425	$69,090	$40,956	$52,343
Income tax (benefit) expense	(69,401)	67,641	52,149	22,821	28,549
Interest expense, net	91,784	74,456	51,131	46,573	41,813
Depreciation and amortization	49,172	37,266	28,653	27,434	24,077
Loss on extinguishment of debt(A)	1,163	2,836	—	5,748	31,291
EBITDA	290,181	291,624	201,023	143,532	178,073
Acquisition-related and other non-recurring expenses	35,745	17,523	6,118	7,315	5,932
Amortization of acquisition-related inventory step-up(B)	2,380	5,424	6,127	—	—
Impairment of intangible assets(C)	—	5,405	—	34,154	—
Loss on disposal of inventory(D)	3,287	791	—	4,535	—
Loss on sale of assets	1,608	—	—	—	—
Loss on product recall, net of insurance recoveries(E)	—	—	1,868	12,798	—
Distribution restructuring expenses(F)	—	1,273	2,665	—	—
Gain on change in fair value of contingent consideration(G)	—	—	—	(8,206)	—
Adjusted EBITDA	333,201	322,040	217,801	194,128	184,005
Income tax (benefit) expense	69,401	(67,641)	(52,149)	(22,821)	(28,549)
Interest expense, net	(91,784)	(74,456)	(51,131)	(46,573)	(41,813)
Acquisition-related and other non-recurring expenses	(35,745)	(17,523)	(6,118)	(7,315)	(5,932)
Loss on product recall, net of insurance recoveries	—	—	(1,868)	(12,798)	—
Distribution restructuring expenses	—	(1,273)	(2,665)	—	—
Write-off of property, plant and equipment(H)	208	337	(107)	—	—
Deferred income taxes	(80,525)	56,190	29,152	13,855	20,800
Amortization of deferred financing costs and bond discount	5,812	5,426	3,900	3,790	4,400
Amortization of acquisition-related inventory step-up	(2,380)	(5,424)	(6,127)	—	—
Share-based compensation expense	4,615	5,798	5,817	2,235	3,935
Excess tax benefits from share-based compensation	—	(343)	(539)	(2,356)	(4,192)
Acquisition-related contingent consideration expense, including interest accretion	—	—	—	432	208
Changes in assets and liabilities, net of effects of business combinations	(165,004)	66,530	(7,487)	(23,451)	(17,952)
Net cash provided by operating activities	$37,799	$289,661	$128,479	$99,126	$114,910

(A)	See footnote (8) above.
(B)	See footnote (3) above.

-  31  -

(C)	See footnote (6) above.
(D)	Represents a loss on disposal of inventory related to the impairment of Rickland Orchards. See footnote (6) above.
(E)	See Note 13, “Commitments and Contingencies—Ortega and Las Palmas Recall,” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information.
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

(12)	As of the end of each fiscal year presented, senior debt is defined as the face amount of all of our outstanding debt.

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(In thousands, except ratios)
Current and former senior secured credit agreement:
Revolving credit facility	$—	$176,000	$40,000	$34,000	$40,000
Tranche A term loan due 2016	—	—	—	—	131,250
Tranche A term loan due 2019	—	233,640	273,750	292,500	—
Tranche B term loan due 2022	650,110	640,110	750,000	—	—
4.625% senior notes due 2021	700,000	700,000	700,000	700,000	700,000
5.25% senior notes due 2025	900,000	—	—	—	—
Senior debt	$2,250,110	$1,749,750	$1,763,750	$1,026,500	$871,250
EBITDA	$290,181	$291,624	$201,023	$143,532	$178,073
Senior debt / EBITDA	7.8x	6.0x	8.8x	7.2x	4.9x
Adjusted EBITDA	$333,201	$322,040	$217,801	$194,128	$184,005
Senior debt /adjusted EBITDA	6.8x	5.4x	8.1x	5.3x	4.7x

See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report, for more information about our long-term debt.  As of December 30, 2017, we were in compliance with all of the covenants, including the financial covenants, in our credit agreement and the indentures governing the 4.625% senior notes and 5.25% senior notes.

(13)	Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount.

-  32  -

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(In thousands, except ratios)
Interest expense, net	$91,784	$74,456	$51,131	$46,573	$41,813
Amortization of deferred financing and bond discount	(5,812)	(5,426)	(3,900)	(3,790)	(4,400)
Cash interest expense	$85,972	$69,030	$47,231	$42,783	$37,413
EBITDA	$290,181	$291,624	$201,203	$143,532	$178,073
EBITDA / cash interest expense	3.4x	4.2x	4.3x	3.4x	4.8x
Adjusted EBITDA	$333,201	$322,040	$217,801	$194,128	$184,005
Adjusted EBITDA / cash interest expense	3.9x	4.7x	4.6x	4.5x	4.9x

-  33  -

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

Since 1996, we have successfully acquired and integrated more than 45 brands into our company. Most recently, on October 2, 2017, we completed the acquisition of Back to Nature Foods Company, LLC and related entities from Brynwood Partners VI L.P., Mondelēz International and certain other sellers. On December 2, 2016, we acquired Victoria Fine Foods, LLC, and a related entity, from Huron Capital Partners and certain other sellers. On November 21, 2016, we completed the acquisition of the spices & seasonings business of ACH Food Companies, Inc. On November 2, 2015, we completed the acquisition of the Green Giant and Le Sueur brands from General Mills, Inc. And on July 10, 2015, we acquired Spartan Foods of America, Inc., and related entities, including the Mama Mary’s brand, from Linsalata Capital Partners and certain other sellers. We refer to these acquisitions in this report as the “Back to Nature acquisition,” “Victoria acquisition,” “spices & seasonings acquisition,” “Green Giant acquisition” and “Mama Mary’s acquisition,” respectively.  Each of these recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

-  34  -

We expect to see moderate net cost increases for raw materials in the marketplace during 2018 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through fiscal 2018 at a cost increase of less than 1% of cost of goods sold.  During fiscal 2017, we had a minimal cost increase for a majority of our most significant commodities (excluding, among others, maple syrup). To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2017, 2016 and 2015, our net sales to customers in foreign countries represented approximately 6.3%, 7.1% and 5.2%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

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

-  35  -

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

In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services.

We adopted this guidance and related amendments as of the first quarter of fiscal 2018 applying the full retrospective transition approach to all contracts. Based on our comprehensive assessment of the new guidance, including our evaluation of the five-step approach outlined within the guidance, we concluded that the adoption will not have a significant impact to our core revenue generating activities. However, the adoption will result in a change in presentation of certain trade and consumer promotion expenses, specifically in-store display incentives also referred to as marketing development funds.

We previously recorded in-store display incentives or marketing development funds within selling, general and administrative expenses in our consolidated statements of operations. Upon the adoption of the new guidance, many of these cash payments will not meet the specific criteria within the new guidance of providing a “distinct” good or service, and therefore, will be required to be presented as a reduction of net sales. We currently anticipate that the impact of this change will result in a reduction of net sales, gross profit and selling, general and administrative expenses by approximately $20 million during fiscal 2018, the first year of adoption, with no impact to net income.  See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part II, Item 8 of this report for the expected adjustments to net sales, gross profit and selling, general and administrative expenses for fiscal 2017, 2016 and 2015 as a result of the newly adopted revenue recognition standard.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first in, first out and average cost methods. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales.

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

-  36  -

unamortizable intangibles might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two‑step process. The first step of the impairment test involves comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference.  As of December 30, 2017, we had $649.3 million of goodwill recorded in our consolidated balance sheet.  Our testing indicates that the implied fair value of goodwill is significantly in excess of the carrying value.  Therefore, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.

We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators. Calculating our fair value for these purposes requires significant estimates and assumptions by management, including future cash flows consistent with management’s expectations, annual sales growth rates, and certain assumptions underlying a discount rate based on available market data.  Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate the future levels of sales and cash flows.

As of December 30, 2017, we had $1,483.6 million of unamortizable intangibles recorded in our consolidated balance sheet and none of the balances exceed their calculated fair values, and the percentage excess of calculated fair value over book value was 205.0% or more.  The table below sets forth the book value as of December 30, 2017, of the trademarks of each of our brands whose fiscal 2017 net sales were equal to or exceeded 3% of our total fiscal 2017 net sales and for “all other brands” in the aggregate.

Fiscal 2017
Brand:	(in thousands)
Green Giant	$422,000
Mrs. Dash	189,000
Pirate Brands	152,800
Bear Creek Country Kitchens	113,400
Spices & Seasonings(1)	65,200
Ortega	32,339
Cream of Wheat	27,000
Maple Grove Farms of Vermont	11,627
All other brands	470,235
Total	$1,483,601

(1)	The spices & seasonings acquisition was completed on November 21, 2016. Includes trademark values for multiple brands acquired as part of the acquisition.

All assumptions used in our impairment evaluations for goodwill and unamortizable intangibles, such as forecasted growth rates and discount rate, are based on the best available market information and are consistent with our internal forecasts and operating plans.  We believe these assumptions to be reasonable, but they are inherently uncertain.  These assumptions could be adversely impacted by certain of the risks described in Item 1A, “Risk Factors” of this report.

We completed our annual impairment tests for fiscal 2017, 2016 and 2015 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, materially different assumptions regarding the future performance of our businesses could result in significant impairment losses. For example, an interim impairment analysis relating to one of our brands performed during fiscal 2014, resulted in our company recording non cash impairment charges to amortizable trademarks and customer relationship intangibles for the brand of $26.9 million and $7.3 million, respectively, during fiscal 2014. During the second quarter of 2016, we discontinued that brand because there was not sufficient demand to warrant continued production.  Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $4.5 million and $0.9

-  37  -

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

See “U.S. Tax Act” below for a discussion of the U.S. Tax Cuts and Jobs Act that was signed into law on December 22, 2017, and the impact it has had and may have on our business and financial results.

Pension Expense

We have defined benefit pension plans covering approximately 40% of our employees. Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates, employee-related demographic factors, such as turnover, retirement age and mortality, and the rate of salary increases.  Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations.  Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension expenses and obligations. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2017, we made total contributions to our pension plans of $8.7 million. During fiscal 2016, we made total contributions to our pension plans of $3.5 million. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2018 and beyond.

Our discount rate assumption for our four defined benefit plans changed from 4.039% at December 31, 2016 to 3.45%-3.56% at December 30, 2017. While we do not currently anticipate a change in our fiscal 2018 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.5 million to $0.6 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.3 million. We expect to make $1.1 million of defined benefit pension plan contributions during fiscal 2018.

Acquisition Accounting

Our consolidated financial statements and results of operations include an acquired business’s operations after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting, which

-  38  -

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

Share‑based Compensation Expense

We provide compensation benefits in the form of stock options, performance share long‑term incentive awards (LTIAs) and common stock to employees and non‑employee directors. The cost of share based compensation is recorded at fair value at the date of grant and expensed in our consolidated statements of operations over the requisite service period, if any.

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

Product Recall

On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products’ ingredient statements. A significant majority of the costs of this recall were incurred in the fourth quarter of 2014. The cost impact of this recall during fiscal 2015 was $1.9 million, of which $1.2 million was recorded as a decrease in net sales related to customer refunds; $0.5 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.2 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs. In fiscal 2015, we received an insurance recovery of $5.0 million related to this recall.

-  39  -

U.S. Tax Act

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which we refer to as the “U.S. Tax Act.” The changes in the U.S. Tax Act are broad and complex and we continue to examine the impact the U.S. Tax Act may have on our business and financial results. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The U.S. Tax Act lowers the corporate income tax rate from 35% to 21%. In the fourth quarter of fiscal 2017 we revalued our prior year U.S. deferred tax assets and liabilities at the lower U.S. corporate income tax rate, which resulted in a discrete tax benefit of approximately $133.3 million. This tax benefit was partially offset by an increase in our blended state rate of approximately $5.8 million and a repatriation expense of $0.9 million.

The reduction in the corporate income tax rate from 35% to 21% will be effective for our fiscal 2018. We estimate that our consolidated effective tax rate for fiscal 2018 will be approximately 25%.

We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

The U.S. Tax Act also limits the deduction for net interest expense incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. While we do not currently expect that our interest expense will exceed 30% of our adjusted taxable income, in any event we do not believe this limitation will have a material adverse impact on our business or financial results because any interest that is non-deductible may be carried forward indefinitely.

The Securities and Exchange Commission issued guidance on December 23, 2017 providing a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As of December 30, 2017, we have recorded all known and estimable impacts of the U.S. Tax Act that are effective for fiscal 2017. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2018 and beyond may differ from the estimates provided in this report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that currently contemplated.

-  40  -

Results of Operations

The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.3%	67.8%	70.0%
Gross profit	27.7%	32.2%	30.0%

Selling, general and administrative expenses	12.3%	12.5%	11.0%
Amortization expense	1.0%	1.0%	1.2%
Impairment of intangible assets	—%	0.4%	—%
Operating income	14.4%	18.3%	17.8%

Interest expense, net	5.5%	5.4%	5.3%
Loss on extinguishment of debt	0.1%	0.2%	—%
Other income	(0.1)%	—%	—%
Income before income tax (benefit) expense	8.9%	12.7%	12.5%

Income tax (benefit) expense	(4.2)%	4.8%	5.4%
Net income	13.1%	7.9%	7.1%

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

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses. Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, a portion of our warehousing expenses, information technology and communication costs, office rent, utilities, supplies, professional services, acquisition-related and other non-recurring expenses and other general corporate expenses.

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

-  41  -

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

Base Business Net Sales.  Base business net sales is a non-GAAP financial measure used by management to measure operating performance.  We define base business net sales as our net sales excluding (1) the impact of acquisitions until at least one full quarter of net sales from such acquisitions are included in both comparable periods and (2) net sales of discontinued brands.  The portion of current period net sales attributable to recent acquisitions for which there is not at least one full quarter of net sales in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the last day of the quarter in which the first anniversary of the date of acquisition occurs, and the period from the date of acquisition to the end of the quarter in which the acquisition occurred.  For discontinued brands, the entire amount of net sales is excluded from each fiscal period being compared. Management has included this financial measure because it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued brands.

The definition of base business net sales set forth above, as it relates to acquisitions, has been modified from the definition we have used in prior annual reports.  Under our previous definition of base business net sales, for each acquisition, the excluded period started at the beginning of the most recent fiscal period being compared and ended on the first anniversary of the acquisition date.  We believe that it is more useful to measure base business net sales on a full quarter basis and accordingly have updated the fiscal 2016 versus 2015 base business net sales presentation below to reflect this change.

A reconciliation of base business net sales to reported net sales for fiscal 2017 and 2016 follows (in thousands):

	Fiscal 2017	Fiscal 2016
Reported net sales	$1,668,056	$1,391,257
Net sales from acquisitions(1)	(323,794)	(31,437)
Net sales of Rickland Orchards(2)	—	(528)
Base business net sales	1,344,262	1,359,292

(1)

Reflects all net sales for Victoria and the spices & seasonings business for each period presented and net sales for Back to Nature for fiscal 2017.    Back to Nature was acquired on October 2, 2017, Victoria was acquired on December 2, 2016, and the spices & seasonings business was acquired on November 21, 2016.

(2)	Reflects all net sales of Rickland Orchards for each period presented. Rickland Orchards was discontinued during the second quarter of 2016.

A reconciliation of base business net sales to reported net sales for fiscal 2016 and 2015 follows (in thousands):

	Fiscal 2016	Fiscal 2015
Reported net sales	$1,391,257	$966,358
Net sales from acquisitions(1)	(573,894)	(124,531)
Net sales of Rickland Orchards(2)	(528)	(4,106)
Base business net sales	$816,835	$837,721

(1)

Includes all net sales for Victoria,  the spices & seasonings business and Green Giant.  Also includes all net sales of Mama Mary’s for the third quarter of 2016.  Victoria was acquired on December 2, 2016,  the spices & seasonings business was acquired on November 21, 2016,  Green Giant was acquired on November 2, 2015, and Mama Mary’s was acquired on July 10, 2015.

(2)	Reflects all net sales of Rickland Orchards for each period presented. Rickland Orchards was discontinued during the second quarter of 2016.

-  42  -

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses and amortization of acquired inventory fair value step-up, gains and losses on the sale of assets) and other non-recurring expenses, gains and losses; intangible asset impairment charges and related asset write-offs; gains or losses related to changes in the fair value of contingent liabilities from earn-outs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related and other non-recurring expenses, gains and losses, non-cash intangible asset impairment charges and related asset write-offs, loss on product recalls and distribution restructuring expenses because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related and other non-recurring expenses, gains and losses, income taxes, intangible asset impairment charges and related asset write-offs, gains or losses related to changes in the fair value of contingent liabilities from earn-outs, loss on product recalls and distribution restructuring expenses. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

-  43  -

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2017, 2016 and 2015 along with the components of EBITDA and adjusted EBITDA follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
	(In thousands)
Net income	$217,463	$109,425	$69,090
Income tax (benefit) expense	(69,401)	67,641	52,149
Interest expense, net	91,784	74,456	51,131
Depreciation and amortization	49,172	37,266	28,653
Loss on extinguishment of debt	1,163	2,836	—
EBITDA	290,181	291,624	201,023
Acquisition-related and other non-recurring expenses	35,745	17,523	6,118
Amortization of acquisition-related inventory step-up	2,380	5,424	6,127
Impairment of intangible assets	—	5,405	—
Loss on disposal of inventory	3,287	791	—
Loss on sale of assets	1,608	—	—
Loss on product recall, net of insurance recoveries	—	—	1,868
Distribution restructuring expenses	—	1,273	2,665
Adjusted EBITDA	333,201	322,040	217,801
Income tax benefit (expense)	69,401	(67,641)	(52,149)
Interest expense, net	(91,784)	(74,456)	(51,131)
Acquisition-related and other non-recurring expenses	(35,745)	(17,523)	(6,118)
Loss on product recall, net of insurance recoveries	—	—	(1,868)
Distribution restructuring expenses	—	(1,273)	(2,665)
Write-off of property, plant and equipment	208	337	107
Deferred income taxes	(80,525)	56,190	29,152
Amortization of deferred financing costs and bond discount	5,812	5,426	3,900
Amortization of acquisition-related inventory step-up	(2,380)	(5,424)	(6,127)
Share-based compensation expense	4,615	5,798	5,817
Excess tax benefits from share-based compensation	—	(343)	(539)
Changes in assets and liabilities, net of effects of business combinations	(165,004)	66,530	(7,701)
Net cash provided by operating activities	$37,799	$289,661	$128,479

We use “adjusted net income”  and “adjusted diluted earnings per share,” which are calculated as reported net income and reported diluted earnings per share adjusted for certain items that affect comparability.  These non-GAAP financial measures reflect adjustments to reported net income and diluted earnings per share to eliminate the items identified below.  This information is provided in order to allow investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management.  Because we cannot predict the timing and amount of these items, management does not consider these items when evaluating our performance or when making decisions regarding allocation of resources.

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for fiscal 2017, 2016 and 2015 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
	(In thousands)
Reported net income	$217,463	$109,425	$69,090
Non-recurring adjustment to deferred income taxes(1)	(109,641)	881	7,166
Loss on extinguishment of debt, net of tax(2)	847	1,770	—
Acquisition-related and other non-recurring expenses, net of tax(3)	26,497	10,934	3,842
Distribution restructuring expenses, net of tax(4)	—	794	1,674
Acquisition-related inventory step-up, net of tax(5)	1,733	3,385	3,848
Impairment of intangible assets, net of tax(6)	—	3,373	—
Loss on disposal of inventory, net of tax(6)	2,393	494	—
-  44  -

Loss on product recall, net of insurance recoveries and tax(6)	—	—	1,173
Loss on sale of assets, net of tax(7)	1,171	—	—
Adjusted net income	$140,463	$131,056	$86,793
Adjusted diluted earnings per share	$2.12	$2.07	$1.53

(1)

Non-recurring adjustment to deferred income taxes for fiscal 2017 relates to the revaluation of our opening deferred income taxes as a result of the U.S. Tax Act as if it had been enacted on January 1, 2017.  Non-recurring adjustment to deferred income taxes for fiscal 2016 relates to a true-up of deferred income taxes resulting from our decision during the second quarter of 2016 to discontinue the Rickland Orchards brand and the related impairment of intangible assets. Non-recurring adjustment to deferred income taxes for fiscal 2015 relates to a true-up of deferred taxes for state apportionment as a result of the Green Giant and Mama Mary’s acquisitions.

(2)

Loss on extinguishment of debt for fiscal 2017 includes the tax impact of the change in our effective tax rate as a result of the U.S. Tax Act, the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans and less than $0.1 million relating to the refinancing of our tranche B term loans.  Loss on extinguishment of debt for fiscal 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amounts of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans.

(3)

Acquisition-related and other non-recurring expenses for fiscal 2017 primarily include acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions, severance and hiring costs, a non-recurring interest charge relating to the refinancing of our credit agreement and a non-recurring startup surcharge paid to a co-packer.

(4)

Distribution restructuring expenses for fiscal 2016 and 2015 include expenses relating to our transitioning of the operations of our three primary shelf-stable distribution centers and a new fourth primary shelf-stable distribution center in the United States to a third party logistics provider.

(5)

Acquisition-related inventory step-up for fiscal 2017 relates to the purchase accounting adjustments made to the finished goods inventory acquired in the Back to Nature and spices & seasonings acquisitions.  Acquisition-related inventory step-up for fiscal 2016 relates to the purchase accounting adjustments made to the finished goods inventory acquired in the spices & seasonings acquisition. Acquisition-related step-up for fiscal 2015 relates to the purchase accounting adjustments made to the finished goods inventory acquired in the Green Giant acquisition.

(6)

During the fourth quarter of 2017, we recorded a loss on disposal of inventory of $3.3 million. During the second quarter of 2016, we discontinued the Rickland Orchards brand because there was not sufficient demand to warrant continued production.  Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $4.5 million and $0.9 million, respectively, which are recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2016.  We also recorded a charge to cost of goods sold of approximately $0.8 million in connection with the write-off of raw materials and finished goods inventory used for the Rickland Orchards brand.

(7)

During fiscal 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment.  We acquired the research center and related assets on November 2, 2015, as part of the Green Giant acquisition.  The sale resulted in a $1.6 million loss on sale of assets.

Fiscal 2017 Compared to Fiscal 2016

Net Sales.  Net sales increased by $276.8 million, or approximately 20.0%, to $1.67 billion for fiscal 2017 from $1.39 billion in 2016.  The net sales increase was due to an increase in unit volume of $287.5 million, partially offset by a decrease in net pricing of $10.7 million.  The unit volume increase was primarily driven by an additional eleven plus months of net sales of the spices & seasonings business, acquired on November 21, 2016, an additional eleven months of net sales of Victoria, acquired on December 2, 2016, and three months of net sales of Back to Nature, acquired on October 2, 2017.

-  45  -

Base business net sales for fiscal 2017 decreased by approximately $15.0 million, or 1.1%.  The decrease in base business net sales was driven by a decrease in unit volume of $4.3 million, or 0.3%, and a decrease in net pricing of $10.7 million, or 0.8%.  Net sales of Green Giant frozen products, benefitting from the strong performance of new innovation products, increased $33.6 million, or 11.1%, and net sales of Pirate Brands, benefitting from new distribution gains, plus momentum from a strong back-to-school season  and successful promotional events, increased $5.2 million, or 6.1%. Net sales of Green Giant shelf-stable products decreased $30.6 million, or 19.6%, primarily due to weak consumption trends and distribution losses with a key customer.  Net sales of our maple syrup products decreased $7.0 million, or 7.0%, primarily due to the Company’s decision during the first quarter of 2017 to discontinue certain private label sales.  And net sales of Ortega decreased $3.0 million, or 2.1%, primarily due to heightened competitive activity. The overall decline in base business net sales in fiscal 2017 was concentrated in the first half of the year.  Base business net sales in the third and fourth quarters of fiscal 2017 increased 1.2% compared to the third and fourth quarters of 2016.

The spices & seasonings business and Victoria, each acquired in the fourth quarter of 2016, generated fiscal 2017 net sales of $260.7 million and $42.8 million, respectively, compared to our initial forecasts at the time of acquisition of $220.0 million of net sales for the spices & seasonings business and $41.0 million of net sales for Victoria.

See Note 15, “Net Sales by Brand,” to our consolidated financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for fiscal 2017 and fiscal 2016 for each of our brands that equaled or exceeded approximately 3% of our fiscal 2017 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales increases and decreases by brand for fiscal 2017:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Green Giant - frozen	$33.6	11.1%
Pirate Brands	5.2	6.1%
New York Style	2.6	7.7%
Underwood	1.6	8.0%
Grandma's	1.0	7.5%

Green Giant - shelf stable	(30.6)	(19.6)%
Maple Grove Farms of Vermont	(4.5)	(6.2)%
Ortega	(3.0)	(2.1)%
Mama Mary's	(2.9)	(8.0)%
Bear Creek Country Kitchens	(2.1)	(4.0)%
Las Palmas	(2.1)	(5.3)%
Spring Tree	(1.9)	(10.3)%
B&M	(1.4)	(7.4)%
Bloch & Guggenheimer	(1.4)	(5.6)%
TrueNorth	(1.3)	(10.3)%
Emeril	(1.3)	(8.9)%
All other brands	(6.5)	(2.1)%
Base business net sales decrease	$(15.0)	(1.1)%

Gross Profit.  Gross profit increased $14.3 million, or 3.2%, to $462.2 million for fiscal 2017 from $448.0 million for fiscal 2016.  Gross profit expressed as a percentage of net sales was 27.7% for fiscal 2017 compared to 32.2% for fiscal 2016.  Excluding the 2.5 percentage point impact due to product mix, gross profit as a percentage of net sales decreased 2.0 percentage points.  Approximately 1.4 percentage points of the decrease in gross profit percentage was due to an increase in warehousing and distribution costs and 0.6 percentage points of the decrease was due to a decrease in net pricing.

-  46  -

Selling, general and administrative expenses. Selling, general and administrative expenses were $205.2 million in fiscal 2017, compared to $174.8 million in fiscal 2016, an increase of $30.5 million, or 17.4%.  The increase was attributable to increased warehousing expenses of $12.8 million, acquisition-related and other non-recurring expenses of $11.4 million, selling expenses of $7.2 million (which includes increases on brokerage expenses of $5.9 million and $0.6 million of salesperson compensation) and consumer marketing expenses of $0.6 million, slightly offset by decreases of $1.3 million of distribution restructuring expenses and all other expenses of $0.2 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.3 percentage points to 12.3% for fiscal 2017 compared to 12.5% for 2016.

Amortization Expense.  Amortization expense increased $3.8 million to $17.6 million for fiscal 2017 from $13.8 million for fiscal 2016 due to the Back to Nature acquisition completed in fiscal 2017 and the spices & seasonings and Victoria acquisitions completed in fiscal 2016.

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

Operating Income.  As a result of the foregoing, operating income decreased $14.6 million, or 5.7%, to $239.4 million for fiscal 2017 from $254.0 million for fiscal 2016.  Operating income expressed as a percentage of net sales decreased to 14.4% in fiscal 2017 from 18.3% in fiscal 2016.

Net Interest Expense.  Net interest expense was $91.8 million in fiscal 2017, compared to $74.5 million in fiscal 2016.  The increase was primarily attributable to additional borrowings made in the fourth quarter of 2016 to fund the spices & seasonings acquisition and the Victoria acquisition and in the fourth quarter of 2017 to fund the Back to Nature acquisition, and our senior notes offerings in second quarter and fourth quarter of 2017. See “—Liquidity and Capital Resources – Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for fiscal 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans. Loss on extinguishment of debt for fiscal 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. See “Liquidity and Capital Resources ‑Debt” below.

Other Income.  Other income for fiscal 2017 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.6 million.    Other income for fiscal 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.4 million.

Income Tax (Benefit) Expense.  Income tax (benefit) expense changed $137.0 million to a tax benefit of $(69.4) million in fiscal 2017 from a tax expense of $67.6 million for fiscal 2016. See “U.S. Tax Act” above for a discussion of the impact of the recently enacted tax legislation on Income Tax (Benefit) Expense.  Without the impact of the U.S. Tax Act, our income tax expense for fiscal 2017 would have been approximately $57.1 million and our effective tax rate would have been 38.6%.

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

-  47  -

Base business net sales for fiscal 2016 decreased $20.9 million, or 2.5%, to $816.8 million from $837.7 million for fiscal 2015. The $20.9 million decrease was attributable to a decrease in unit volume of $14.2 million, or 1.7%, a decrease in net pricing of $6.0 million, or 0.7%, and the negative impact of currency fluctuations on foreign sales of approximately $0.7 million, or 0.1%.

A primary driver of the decline in base business net sales for fiscal 2016 was our syrup business.  The net sales of those brands declined in the aggregate $7.7 million for the year. The decline was primarily attributable to maple syrup price deflation due to the strength of the U.S. dollar relative to the Canadian dollar, which resulted in increased competition in the maple syrup category and contractually mandated price reductions with certain of our foodservice customers.  Another significant factor in the decline in base business net sales for fiscal 2016 was the TrueNorth brand, which declined $6.4 million, or 33.9%.  The TrueNorth net sales decline was primarily the result of historically high almond prices in 2015.  In response to increased almond costs, we increased the selling price for TrueNorth products, which had a negative impact on consumer demand.  Although we rolled back pricing as almond prices began to return to historical norms, consumer demand did not return to prior levels.  Base business net sales were also negatively impacted by net sales of our Ortega products, which decreased $3.7 million, or 2.6%.  A portion of the decrease was attributable to the effects of the product recall we announced in November 2014, which caused an increase in net sales of Ortega in fiscal 2015 due to customers restocking inventory of products affected by the recall, partially offset by $1.2 million of customer refunds related to the recall.  $1.5 million of the decrease in net sales of Ortega was due to a net pricing decrease in fiscal 2016.

See Note 15, “Net Sales by Brand,” to our consolidated financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for fiscal 2016 and fiscal 2015 for each of our brands that equaled or exceeded approximately 3% of our fiscal 2017 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales increases and decreases by brand for fiscal 2016:

	Base Business
	Net Sales Increase (Decrease)
	Dollars	Percentage
	(in millions)
Brand:
Pirate Brands	$3.2	3.9%
Las Palmas	2.4	6.6%

TrueNorth	(6.4)	(33.9)%
Maple Grove Farms of Vermont	(4.9)	(6.3)%
Ortega	(3.7)	(2.6)%
Mrs. Dash	(2.6)	(4.0)%
Spring Tree	(2.4)	(11.3)%
New York Style	(2.4)	(6.7)%
All other brands	(4.1)	(1.2)%
Base business net sales decrease	$(20.9)	(2.5)%

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

-  48  -

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

Cash Flows

Net Cash Provided by Operating Activities.  Net cash provided by operating activities decreased $251.9 million to $37.8 million for fiscal 2017 from $289.7 million for fiscal 2016.  The decrease in net cash provided by operating activities primarily reflects unfavorable working capital (comprised of changes in inventories, other current assets, accounts payable and accrued expenses) comparisons to the fiscal year 2016.  This decrease is primarily due to a

-  49  -

significant increase in inventory net of businesses acquired in 2017 compared to a decrease in inventory net of businesses acquired in 2016, and the timing of payments received from post-acquisition transition services agreements. Net cash provided by operating activities increased $161.2 million to $289.7 million for fiscal 2016 from $128.5 million for fiscal 2015. The increase in net cash provided by operating activities in fiscal 2016 as compared to fiscal 2015 was primarily due to the Green Giant acquisition, including the favorable impact of an increase in cash provided by working capital and higher net income for fiscal 2016, as compared to fiscal 2015.

Net Cash Used in Investing Activities.  Net cash used in investing activities decreased $260.7 million to $220.5 million for fiscal 2017 from $481.2 million for fiscal 2016. The decrease was primarily attributable to the decrease in payments made for the acquisition of businesses, net of cash acquired, and an increase in proceeds from the sale of assets, partially offset by an increase in capital spending. Capital expenditures in fiscal year 2017 and 2016 included expenditures for building improvements, purchases of manufacturing equipment, expenditures in connection with the implementation of a new enterprise resource planning (ERP) system and capitalized interest.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities for fiscal 2017 increased $143.3 million to $359.3 million from $216.0 million for fiscal 2016. Net cash provided by financing activities for the fiscal year 2017 consisted of $914.0 million of proceeds from the issuance of our 5.25% senior notes and $395.0 million of revolving credit facility borrowings, partially offset by $233.6 million repayment of our tranche A term loans, $571.0 million of repayments of revolving credit facility borrowings, $123.6 million of dividend payments, $19.5 million of debt financing costs and $2.0 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation. Net cash provided by financing activities for fiscal 2016 decreased $551.4 million to $216.0 million from $767.4 million for fiscal 2015. The decrease was primarily attributable to differences in the net effects of our equity offerings in March and August of 2016, prepayments of long-term debt and borrowings under our revolving credit facility in fiscal 2016, as compared to fiscal 2015. See “—Debt” below.

Cash Income Tax Payments.  During fiscal 2017 we made cash tax payments of approximately $17.2 million even though we recorded a tax benefit for financial reporting purposes.  See “U.S. Tax Act” above for a discussion of the impact and expected impact of the U.S. Tax Act on our cash income tax payments. Based on a number of factors, including amortization for tax purposes of our trademarks, goodwill and other intangible assets acquired in prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2016 and 2015 as compared to our tax expense for financial reporting purposes.  During the second quarter of 2016, we discontinued the Rickland Orchards brand, which resulted in a one-time cash taxes benefit of $17.3 million for fiscal 2016.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2018 through 2032. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments.

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

-  50  -

We financed the Mama Mary's acquisition, completed in July 2015, with cash on hand from the proceeds of a public offering of common stock we completed in May 2015.  We financed the Green Giant acquisition, completed in November 2015, with additional indebtedness, and we repaid a portion of that additional indebtedness with the proceeds of a public offering of common stock we completed in March 2016.  We financed the spices & seasonings acquisition, completed in November 2016, with cash on hand, including the net proceeds of our August 2016 public offering of common stock, and additional revolving loans under our existing credit facility.  We financed the Victoria acquisition, completed in December 2016, with cash on hand and additional revolving loans under our existing credit facility.  We financed the Back to Nature acquisition, completed in October 2017, with cash on hand and additional revolving loans under our existing credit facility.  The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

Debt

Senior Secured Credit Agreement.    In fiscal 2017, we refinanced our senior secured credit facility twice by amending and restating our senior secured credit agreement, first on March 30, 2017, and again on November 20, 2017.

The first refinancing, on March 30, 2017, reduced by 0.75% the spread over LIBOR or the applicable base rate on $640.1 million of tranche B term loans.

On April 3, 2017, we repaid all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans using a portion of the net proceeds of our registered public offering of $500.0 million aggregate principal amount of 5.25% senior notes due 2025.

On November 20, 2017, we again refinanced our senior secured credit facility.  This second refinancing increased the principal amount of the tranche B term loans by $10 million to $650.1 million, reduced by 25 basis points the spread over LIBOR or the applicable base rate on the tranche B term loans and any revolving loans, increased the aggregate commitments under our revolving credit facility from $500 million to $700 million, and extended the maturity date applicable to our revolving credit facility from June 2019 to November 2022.

At December 30, 2017, $650.1 million of tranche B term loans and no amount of revolving loans were outstanding under our credit agreement.  During the first quarter of 2018, we made an optional prepayment of $50.0 million aggregate principal amount of our tranche B term loans.  As of the date of this report, $600.1 million of tranche B term loans remains outstanding.

Our credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

At December 30, 2017, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $697.8 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  The revolving credit facility matures on November 21, 2022.

The entire $600.1 million principal amount of tranche B term loans outstanding are due and payable at maturity on November 2, 2022.

Interest under the revolving credit facility, including any outstanding letters of credit is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.25% to 0.75%, and LIBOR plus an applicable margin ranging from 1.25% to 1.75%, in each case depending on our consolidated leverage ratio.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. At December 30, 2017, the tranche B term loan interest rate was approximately 3.569%.

For further information regarding our credit agreement, including a description of optional and mandatory prepayment terms, and financial and restrictive covenants, see Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report.

-  51  -

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

Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year.  The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 4.625% senior notes as described in Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report.  We may also, from time to time, seek to retire the 4.625% senior notes through cash repurchases of the 4.625% senior notes or exchanges of the 4.625% senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

5.25% Senior Notes due 2025.  On April 3, 2017, we issued $500.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public of 100% of their face value.  On November 20, 2017, we issued an additional $400.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public 101% of their face value plus accrued interest from October 1, 2017, which equates to a yield to worst of 5.03%.  The notes issued in November were issued as additional notes under the same indenture as our 5.25% senior notes due 2025 that were issued in April, and, as such, form a single series and trade interchangeably with the previously issued 5.25% senior notes.

We used the net proceeds of the April offering to repay all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans, and to pay related fees and expenses.  We used the net proceeds of the November offering to repay all of the then outstanding borrowings and amounts due under our revolving credit facility and to pay related fees and expenses.  We have used a portion of, and intend to use the remaining portion of, the net proceeds of the April and November offerings for general corporate purposes, which have included and could include, among other things, repayment of other long term debt or possible acquisitions.

Interest on the 5.25% senior notes is payable on April 1 and October 1 of each year, commencing October 1, 2017.  The 5.25% senior notes will mature on April 1, 2025, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 5.25% senior notes as described in Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report.

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

See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report for a more detailed description of the 5.25% senior notes.

Deferred Debt Financing Costs.  During fiscal 2017, we wrote off and expensed $0.9 million of debt financing costs in connection with the repayment of all outstanding borrowings under the tranche A term loans and less than $0.1 million in connection with the refinancing of our tranche B term loans. During fiscal 2016, we wrote-off and expensed $2.2 million of debt financing costs in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. During fiscal 2015, we

-  52  -

capitalized $14.5 million of debt financing costs relating to the tranche B term loans, which are being amortized over the seven year scheduled term of the tranche B term loans.

Future Capital Needs

On December 30, 2017, our total long-term debt of $2,217.6 million, net of our cash and cash equivalents of $206.5 million, was $2,011.1 million.  Stockholders’ equity as of that date was $880.8 million.

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

We expect to make capital expenditures of approximately $50.0 million to $55.0 million in the aggregate during fiscal 2018. Our projected capital expenditures for fiscal 2018 include anticipated capital expenditures of approximately $2.5 million to move equipment used in the production of certain Green Giant products from General Mills’ Belvidere, Illinois manufacturing facility to an existing B&G Foods co-packer, approximately $2.0 million for new productivity projects, $5.5 million to fund infrastructure optimization projects, $3.6 million for IT infrastructure including cyber security, and approximately $12.4 million in connection with the implementation of a new enterprise resource planning (ERP) system.

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

Inflation

We are currently locked into pricing and supply for substantially all of our major commodities, other than maple syrup, through fiscal 2018 at a cost increase of less than 1% of cost of goods sold and will continue to manage inflation risk by entering into short term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices. During each of fiscal 2016 and fiscal 2015 we had a minimal cost decrease. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Contingencies

See Note 13, “Commitments and Contingencies,” to our consolidated financial statements in Part II, Item 8 of this report.

Recent Accounting Pronouncements

See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part II, Item 8 of this report.

-  53  -

Off-balance Sheet Arrangements

As of December 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, future purchase obligations and future pension obligations as set forth in the following table as of December 30, 2017.

	Payments Due by Period
		Fiscal	Fiscal 2019	Fiscal 2021	Fiscal 2023
Contractual Obligations:	Total	2018	and 2020	and 2022	and Thereafter
	(In thousands)
Long-term debt—principal	$2,250,110	$—	$—	$1,350,110	$900,000
Long-term debt—interest(1)	532,946	102,827	186,769	137,037	106,313
Operating leases	43,805	10,670	18,039	8,347	6,749
Purchase obligations(2)	37,992	37,992	—	—	—
Pension obligations(3)	1,100	1,100	—	—	—
Total	$2,865,953	$152,589	$204,808	$1,495,494	$1,013,062

(1)

Expected interest payments on long‑term debt are based on principal amounts outstanding, scheduled maturity dates and interest rates at December 30, 2017. See Note 7, “Long‑Term Debt,” to our consolidated financial statements in Part II, Item 8 for further information as to our long‑term debt interest obligations.

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

(3)

We expect to make $1.1 million of defined pension benefit contributions during fiscal 2018. We are unable to reliably estimate the timing of pension contributions and contribution amounts beyond fiscal 2018.

Forward-Looking Statements

This report includes forward-looking statements, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements.  We believe important factors that could cause actual results to differ materially from our expectations include the following:

•	our substantial leverage;
•	the impact to our business and our financial results of the U.S. Tax Act;
•	the effects of rising costs for our raw materials, packaging and ingredients;
•	crude oil prices and their impact on distribution, packaging and energy costs;

-  54  -

•	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
•	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
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

-  55  -

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At December 30, 2017, we had $1,600.0 million of fixed rate debt and $650.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at December 30, 2017, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $6.5 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 30, 2017 and December 31, 2016 are as follows (in thousands):

	December 30, 2017				December 31, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		176,000		176,000	(1)
Tranche A term loans due 2019	—		—		233,378	(2)	232,795	(1)
Tranche B term loans due 2022	647,831	(3)	652,689	(1)	637,391	(3)	645,358	(1)
4.625% senior notes due 2021	700,000		710,500	(5)	700,000		714,000	(5)
5.25% senior notes due 2025	903,910	(4)	919,729	(5)	—		—

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying values of the tranche A term loans are net of discount. December 31, 2016, the face amounts of the tranche A term loans were $233.6 million.
(3)

The carrying values of the tranche B term loans are net of discount.  At December 30, 2017 and December 31, 2016, the face amounts of the tranche B term loans were $650.1 million and $640.1 million, respectively.

(4)	The carrying values of the 5.25% senior notes due 2025 include a premium. At December 30, 2017 the face amount of the 5.25% senior notes due 2025 was $900.0 million.
(5)	Fair values are estimated based on quoted market prices.

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

-  56  -

dollars. During fiscal 2017, 2016 and 2015, our net sales to customers in foreign countries represented approximately 6.3%, 7.1% and 5.2%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

-  57  -

Item 8.  Financial Statements and Supplementary Data.

The consolidated balance sheets at December 30, 2017 and December 31, 2016 and the consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for fiscal 2017, 2016 and 2015 and related notes are set forth below.

-  58  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, and the related notes and the schedule of valuation and qualifying accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1996.

/s/ KPMG LLP

Short Hills, New Jersey

February 28, 2018

-  59  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited B&G Foods, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired the Back to Nature business on October 2, 2017 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2017, the Back to Nature business’ internal control over financial reporting associated with 5.4% of total assets and 1.2% of total net sales included in the consolidated financial statements of the Company as of and for the fiscal year ended December 30, 2017.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Back to Nature business.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

-  60  -

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

/s/ KPMG LLP

Short Hills, New Jersey

February 28, 2018

-  61  -

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$206,506	$28,833
Trade accounts receivable, less allowance for doubtful accounts and discounts of $1,824 and $1,719 as of December 30, 2017 and December 31, 2016, respectively	141,392	119,265
Inventories	501,849	356,590
Prepaid expenses and other current assets	20,054	26,399
Income tax receivable	16,794	10,787
Total current assets	886,595	541,874

Property, plant and equipment, net of accumulated depreciation of $200,664 and $169,474	272,192	245,344
Goodwill	649,292	614,278
Other intangibles, net	1,748,220	1,629,482
Other assets	1,617	4,625
Deferred income taxes	3,122	7,902
Total assets	$3,561,038	$3,043,505

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$122,358	$98,033
Accrued expenses	48,067	62,393
Current portion of long-term debt	—	10,515
Income tax payable	139	3,875
Dividends payable	30,922	30,879
Total current liabilities	201,486	205,695

Long-term debt	2,217,574	1,715,268
Other liabilities	24,881	21,405
Deferred income taxes	236,278	315,480
Total liabilities	2,680,219	2,257,848
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 66,499,044 and 66,406,314 shares issued and outstanding as of December 30, 2017 and December 31, 2016	665	664
Additional paid-in capital	266,789	387,699
Accumulated other comprehensive loss	(20,756)	(19,364)
Retained earnings	634,121	416,658
Total stockholders’ equity	880,819	785,657
Total liabilities and stockholders’ equity	$3,561,038	$3,043,505

See accompanying Notes to Consolidated Financial Statements.

-  62  -

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 30,	December 31,	January 2,
	2017	2016	2016
Net sales	$1,668,056	$1,391,257	$966,358
Cost of goods sold	1,205,809	943,295	676,794
Gross profit	462,247	447,962	289,564

Operating expenses:
Selling, general and administrative expenses	205,234	174,759	105,939
Amortization expense	17,611	13,803	11,255
Impairment of intangible assets	—	5,405	—
Operating income	239,402	253,995	172,370

Other income and expenses:
Interest expense, net	91,784	74,456	51,131
Loss on extinguishment of debt	1,163	2,836	—
Other income	(1,607)	(363)	—
Income before income tax (benefit) expense	148,062	177,066	121,239
Income tax (benefit) expense	(69,401)	67,641	52,149
Net income	$217,463	$109,425	$69,090

Weighted average shares outstanding:
Basic	66,487	63,203	56,585
Diluted	66,706	63,420	56,656

Earnings per share:
Basic	$3.27	$1.73	$1.22
Diluted	$3.26	$1.73	$1.22

Cash dividends declared per share	$1.86	$1.73	$1.38

See accompanying Notes to Consolidated Financial Statements.

-  63  -

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 30,	December 31,	January 2,
	2017	2016	2016
Net income	$217,463	$109,425	$69,090

Other comprehensive loss:
Foreign currency translation adjustments	4,393	(8,180)	(3,737)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	(5,785)	1,512	2,075
Other comprehensive loss	(1,392)	(6,668)	(1,662)
Comprehensive income	$216,071	$102,757	$67,428

See accompanying Notes to Consolidated Financial Statements.

-  64  -

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at January 3, 2015	53,663,697	$537	$110,349	$(11,034)	$238,143	$337,995
Foreign currency translation	—	—	—	(3,737)	—	(3,737)
Change in pension benefit (net of $1,258 of taxes)	—	—	—	2,075	—	2,075
Net income	—	—	—	—	69,090	69,090
Share-based compensation	—	—	5,817	—	—	5,817
Issuance of common stock for share-based compensation	113,047	1	(1,751)	—	—	(1,750)
Issuance of common stock	4,200,000	42	126,188			126,230
Tax benefit from issuance of common stock for share-based compensation	—	—	539	—	—	539
Dividends declared on common stock, $1.38 per share	—	—	(78,574)	—	—	(78,574)
Balance at January 2, 2016	57,976,744	$580	$162,568	$(12,696)	$307,233	$457,685
Foreign currency translation	—	—	—	(8,180)	—	(8,180)
Change in pension benefit (net of $917 of taxes)	—	—	—	1,512	—	1,512
Net income	—	—	—	—	109,425	109,425
Share-based compensation	—	—	5,798	—	—	5,798
Issuance of common stock for share-based compensation	79,570	—	(1,410)	—	—	(1,410)
Issuance of common stock	8,350,000	84	331,795			331,879
Tax benefit from issuance of common stock for share-based compensation	—	—	343	—	—	343
Dividends declared on common stock, $1.73 per share	—	—	(111,395)	—	—	(111,395)
Balance at December 31, 2016	66,406,314	$664	$387,699	$(19,364)	$416,658	$785,657
Foreign currency translation	—	—	—	4,393	—	4,393
Change in pension benefit (net of $3,777 of taxes)	—	—	—	(5,785)	—	(5,785)
Net income	—	—	—	—	217,463	217,463
Share-based compensation	—	—	4,615	—	—	4,615
Issuance of common stock for share-based compensation	92,730	1	(1,851)	—	—	(1,850)
Dividends declared on common stock, $1.86 per share	—	—	(123,674)	—	—	(123,674)
Balance at December 30, 2017	66,499,044	$665	$266,789	$(20,756)	$634,121	$880,819

See accompanying Notes to Consolidated Financial Statements.

-  65  -

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 30,	December 31,	January 2,
	2017	2016	2016
Cash flows from operating activities:
Net income	$217,463	$109,425	$69,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,172	37,266	28,653
Amortization of deferred debt financing costs and bond discount	5,812	5,426	3,900
Deferred income taxes	(80,525)	56,190	29,152
Impairment of intangible assets	—	5,405	—
Loss on sale of assets	1,608	—	—
Write-off of property, plant, and equipment	208	337	107
Loss on disposal of inventory	3,287	791	—
Loss on extinguishment of debt	1,163	2,836	—
Share-based compensation expense	4,615	5,798	5,817
Excess tax benefits from share-based compensation	—	(343)	(539)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(18,034)	(45,763)	(16,927)
Inventories	(139,512)	2,396	33,243
Prepaid expenses and other current assets	6,596	41,929	(52,879)
Income tax receivable/payable	(9,829)	(3,658)	13,622
Other assets	(6,542)	(747)	(110)
Trade accounts payable	16,623	47,250	7,763
Accrued expenses	(17,344)	23,832	8,459
Other liabilities	3,038	1,291	(872)
Net cash provided by operating activities	37,799	289,661	128,479

Cash flows from investing activities:
Capital expenditures	(59,802)	(42,418)	(18,574)
Proceeds from sale of assets	2,229	—	—
Payments for acquisition of businesses, net of cash acquired	(162,965)	(438,787)	(873,811)
Net cash used in investing activities	(220,538)	(481,205)	(892,385)

Cash flows from financing activities:
Repayments of long-term debt	(233,640)	(150,000)	(18,750)
Proceeds from issuance of long-term debt	914,000	—	746,250
Repayments of borrowings under revolving credit facility	(571,000)	(99,000)	(164,000)
Borrowings under revolving credit facility	395,000	235,000	170,000
Proceeds from issuance of common stock, net	112	331,879	126,230
Dividends paid	(123,631)	(100,807)	(76,528)
Excess tax benefits from share-based compensation	—	343	539
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,962)	(1,410)	(1,750)
Debt financing costs	(19,543)	—	(14,547)
Net cash provided by financing activities	359,336	216,005	767,444

Effect of exchange rate fluctuations on cash and cash equivalents	1,076	(874)	218
Net increase in cash and cash equivalents	177,673	23,587	3,756

Cash and cash equivalents at beginning of year	28,833	5,246	1,490
Cash and cash equivalents at end of year	$206,506	$28,833	$5,246

Supplemental disclosures of cash flow information:
Cash interest payments	$75,784	$69,755	$47,231
Cash income tax payments	$17,231	$15,406	$9,398
Non-cash transactions:
Dividends declared and not yet paid	$30,922	$30,879	$20,292
Accruals related to purchases of property, plant and equipment	$330	$—	$1,660

See accompanying Notes to Consolidated Financial Statements.

-  66  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2017, December 31, 2016 and January 2, 2016

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico.  Our products include frozen and canned vegetables, hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, cookies and crackers, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Back to Nature, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Durkee, Emeril’s, Grandma’s Molasses, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Original Tings, Ortega, Pirate’s Booty, Polaner, Red Devil, Regina, Sa-són, Sclafani, Smart Puffs, SnackWell’s, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s.  We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Fiscal Year

We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31.  The fiscal years ended December 30, 2017 (fiscal 2017) December 31, 2016 (fiscal 2016) and January 2, 2016 (fiscal 2015) contained 52 weeks each.

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 54.6%,  56.0% and 52.3% of consolidated net sales in fiscal 2017, 2016 and 2015, respectively. Our top ten customers accounted for approximately 49.4%,  53.4% and 53.5% of our consolidated trade accounts receivables as of the end of fiscal 2017, 2016 and 2015, respectively.  Other than Wal-Mart, which accounted for 24.1%,  24.1% and 20.4% of our consolidated net sales in fiscal 2017, 2016 and 2015, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2017, 2016 or 2015.  Other than Wal-Mart, which accounted for 21.5%,  21.2% and 19.3% of our consolidated trade accounts receivables as of the end of fiscal 2017, 2016 and 2015, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2017, 2016 and 2015. As of December 30, 2017, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Wal-Mart.

During fiscal 2017, 2016 and 2015, our sales to foreign countries represented approximately 6.3%,  7.1% and 5.2%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

-  67  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

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

(e)Inventories

Inventories are stated at the lower of cost or net realizable value and include direct material, direct labor, overhead, warehousing and product transfer costs. Cost is determined using the first-in, first-out and average cost methods.  Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories.  The allowance is an estimate based on our management’s review of inventories on hand compared to estimated future usage and sales.

(f)Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles.  Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Expenditures for maintenance, repairs and minor replacements are charged to current operations.  Expenditures for major replacements and betterments are capitalized.  We capitalize interest on qualifying assets based on our effective interest rate.  During fiscal 2017, 2016 and 2015, we capitalized $1.0 million, $0.5 million and $0.3 million, respectively.

-  68  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(2)Summary of Significant Accounting Policies (Continued)

(g)Goodwill and Other Intangible Assets

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

Calculating our fair value for these purposes requires significant estimates and assumptions by management.  We completed our annual impairment tests for fiscal 2017, 2016 and 2015 with no adjustments to the carrying values of goodwill and unamortizable intangibles.  Each annual test confirmed that the market capitalization and fair values of our goodwill and unamortizable intangibles, respectively, exceeded their current carrying values.

Customer relationship intangibles and amortizable trademarks are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 10 to 20 years.

Seed technology assets are presented at cost, net of accumulated amortization, and are amortized utilizing a declining balance approach over their estimated useful lives of 5 years. During fiscal 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment, which we acquired as part of the Green Giant acquisition, resulting in a $1.6 million loss on sale of assets.

(h)Deferred Debt Financing Costs

Debt financing costs are capitalized and amortized over the term of the related debt agreements and are included as a reduction of long-term debt. Amortization of deferred debt financing costs for fiscal 2017, 2016 and 2015 was $5.4 million, $4.9 million and $3.6 million, respectively.

(i)Long-Lived Assets

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

Assets to be disposed of are separately presented in the consolidated balance sheets and are no longer depreciated.

-  69  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(2)Summary of Significant Accounting Policies (Continued)

(j)Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries and changes in our pension benefits due to the initial adoption and ongoing application of the authoritative accounting literature relating to pensions, net of tax.

(k)Revenue Recognition

Revenues are recognized when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold.  Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor’s products and, therefore, is characterized as a reduction of sales when recognized in the vendor’s income statement.  As a result, coupon incentives, slotting and promotional expenses are recorded as a reduction of sales.  See(s) Recently Issued Accounting Standards, below, for a discussion of the newly adopted revenue recognition standard.

(l)Selling, General and Administrative Expenses

We promote our products with advertising, consumer incentives and trade promotions.  These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives.  Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period.  We base these estimates principally on historical utilization and redemption rates.  We expense our advertising costs either in the period the advertising first takes place or as incurred.  Advertising expenses were approximately $22.7 million, $26.0 million and $5.7 million, for fiscal 2017, 2016 and 2015, respectively.

(m)Pension Plans

We have defined benefit pension plans covering approximately 40% of our employees.  Our funding policy is to contribute annually the amount recommended by our actuaries.  From time to time, however, we voluntarily contribute greater amounts based on pension asset performance, tax considerations and other relevant factors.

(n)Share Based Compensation Expense

We provide compensation benefits in the form of stock options, performance share long-term incentive awards (LTIAs) and common stock to employees and non-employee directors.  The cost of share based compensation is recorded at fair value at the date of grant and expensed in our consolidated statements of operations over the requisite service period, if any.

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

-  70  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(2)Summary of Significant Accounting Policies (Continued)

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

(o)Income Tax Expense Estimates and Policies

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

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets.  We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations.  See Note 10, “Income Taxes,” for a discussion of the recently enacted U.S. Tax Act.  We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted.  We recognize the benefit of an uncertain tax position that we have taken or expect to take on our income tax returns we file if it is “more likely than not” that such tax position will be sustained based on its technical merits.

(p)Dividends

Cash dividends, if any, are accrued as a liability on our consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

-  71  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(2)Summary of Significant Accounting Policies (Continued)

(q)Earnings Per Share

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

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
	(in thousands, except share and per share data)
Net income	$217,463	$109,425	$69,090

Weighted average common shares outstanding:
Basic	66,487,403	63,202,900	56,584,946
Net effect of potentially dilutive share-based compensation awards(1)	219,060	216,892	70,927
Diluted	66,706,463	63,419,792	56,655,873
Earnings per share:
Basic	$3.27	$1.73	$1.22
Diluted	$3.26	$1.73	$1.22

(1)	For fiscal 2017 and 2016, outstanding stock options of 348,894 and 22,692, respectively, were excluded from diluted earnings per share as their effect was antidilutive.

(r)Newly Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires that excess tax benefits (which represent the excess of actual tax benefits received at the date of vesting or settlement over the benefits recognized over the vesting period or upon issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at the date of vesting or settlement is lower than the benefits recognized over the vesting period or upon issuance of share-based payments) be recorded in the income statement as a reduction of income taxes when the awards vest or are settled. The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. As a result of this adoption, we recognized discrete tax benefits of $0.8 million in the income taxes line item of our consolidated statement of operations for fiscal 2017 related to excess tax benefits upon vesting or settlement in that period. We elected to adopt the cash flow presentation of the excess tax benefits prospectively, commencing with our statement of cash flows for the first quarter of 2017, where we began classifying these benefits, along with other income tax cash flows, as an operating activity. We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for fiscal 2017.

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

-  72  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(2)Summary of Significant Accounting Policies (Continued)

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

(s)Recently Issued Accounting Standards

In March 2017, the FASB issued a new ASU that improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period. The update is effective beginning with the first quarter of fiscal 2019. We have not yet determined the impact from adoption of the ASU on our consolidated financial statements.

In January 2017, the FASB issued an ASU that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business may affect many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU is applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard as of the first quarter of fiscal 2018, and there was no material impact to our consolidated financial statements.

In January 2017, the FASB issued a new ASU that simplifies the subsequent measurement of goodwill, including the elimination of the second step from the goodwill impairment test. The update is effective for annual or any interim impairment tests in fiscal 2020 or later. We do not expect the adoption of this ASU to have any impact on our consolidated financial position, results of operations or liquidity.

In August 2016, the FASB issued new ASU to provide guidance on eight specific cash flow classification issues and reduce diversity in practice in how some cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We will adopt this standard as of the beginning of our fiscal 2018 and we do not expect a material impact to our consolidated financial statements.

In February 2016, the FASB issued a new ASU that requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current guidance. The update is effective beginning with the first quarter of fiscal 2019. We have not yet determined the impact from adoption of the ASU on our consolidated financial statements.

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

-  73  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(2)Summary of Significant Accounting Policies (Continued)

We adopted this guidance and related amendments as of the first quarter of fiscal 2018, applying the full retrospective transition method to all contracts. We concluded that the adoption of this standard primarily affected our policies and estimation methodologies of variable consideration associated with rebates and bill-backs, product returns and cash discounts.  The provisions of the new standard did not impact the timing of revenue recognition but did impact the classification of certain payments to customers, moving an immaterial amount of such payments from expense to a deduction from net sales.  The below tables set forth the expected adjustments to net sales, gross profit and selling, general and administrative expenses in fiscal 2017, 2016 and 2015 as a result of the newly adopted revenue recognition standard (in thousands).

	Fiscal Year Ended 2017
	As Reported	Impact of Adoption	As Adjusted
Net Sales	$1,668,056	$(21,669)	$1,646,387
Cost of goods sold	1,205,809	—	1,205,809
Gross profit	462,247	(21,669)	440,578
Selling, general and administrative expenses	205,234	(21,669)	183,565
Operating income	239,402	—	239,402
Net Income	$217,463	$—	$217,463

	Fiscal Year Ended 2016
	As Reported	Impact of Adoption	As Adjusted
Net Sales	$1,391,257	$(18,950)	$1,372,307
Cost of goods sold	943,295	—	943,295
Gross profit	447,962	(18,950)	429,012
Selling, general and administrative expenses	174,759	(18,950)	155,809
Operating income	253,995	—	253,995
Net Income	$109,425	$—	$109,425

	Fiscal Year Ended 2015
	As Reported	Impact of Adoption	As Adjusted
Net Sales	$966,358	$(7,479)	$958,879
Cost of goods sold	676,794	—	676,794
Gross profit	289,564	(7,479)	282,085
Selling, general and administrative expenses	105,939	(7,479)	98,460
Operating income	172,370	—	172,370
Net Income	$69,090	$—	$69,090

(3)Acquisitions

On October 2, 2017, we completed the acquisition of Back to Nature Foods Company, LLC and related entities, including the Back to Nature and SnackWell’s brands, from Brynwood Partners VI L.P., Mondelēz International and certain other sellers for approximately $162.8 million in cash.  We refer to this acquisition as the “Back to Nature acquisition.”

On December 2, 2016, we acquired Victoria Fine Foods, LLC, and a related entity, from Huron Capital Partners and certain other sellers for a purchase price of $71.9 million in cash.  We refer to this acquisition as the “Victoria acquisition.”
-  74  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(3)Acquisitions (Continued)

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

We have accounted for each of these acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective date of acquisition.  The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles and amortizable trademarks acquired are amortized over 10 to 20 years. Goodwill and other intangible assets, except in the case of the Mama Mary’s,  Victoria and Back to Nature acquisitions, are deductible for income tax purposes.  Inventory has been recorded at estimated selling price less costs of disposal and a reasonable selling profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist.  See Note 6, “Goodwill and Other Intangible Assets.”

The following table sets forth the preliminary allocation of the Back to Nature acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed.  We anticipate completing the purchase price allocation during the fourth quarter of fiscal 2018.

Back To Nature Acquisition (in thousands):

Purchase Price:
Cash paid	$162,848
Total	$162,848

Preliminary Allocation:
Trademarks—unamortizable intangible assets	$109,800
Trademarks—amortizable intangible assets	12,800
Goodwill	33,532
Customer relationship intangibles—amortizable intangible assets	14,700
Inventory	6,761
Long-term deferred income tax liabilities, net	(10,801)
Other working capital	(3,944)
Total	$162,848

-  75  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(3)Acquisitions (Continued)

The following table sets forth the allocation of the Victoria acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. During the first quarter of 2017, we recorded a purchase price adjustment of $0.1 million relating to working capital adjustments. During the fourth quarter of 2017, we recorded a purchase price allocation adjustment of $0.4 million by increasing goodwill and deferred tax liabilities.

Victoria Acquisition (in thousands):

Purchase Price:
Cash paid	$71,972
Total	$71,972

Allocation:
Trademarks—unamortizable intangible assets	45,500
Goodwill	12,298
Property, plant and equipment	9,298
Customer relationship intangibles—amortizable intangible assets	6,400
Inventory	5,729
Long-term deferred income tax liabilities, net	(5,206)
Other working capital	(2,047)
Total	$71,972

The following table sets forth the allocation of the spices & seasonings acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  During the fourth quarter of 2017, we recorded a purchase price allocation adjustment of $0.4 million increasing goodwill and decreasing other liabilities.

Spices & Seasonings Acquisition (in thousands):

Purchase Price:
Cash paid	$366,932
Total	$366,932

Allocation:
Goodwill	120,545
Customer relationship intangibles—amortizable intangible assets	89,250
Trademarks—unamortizable intangible assets	65,200
Property, plant and equipment	62,193
Inventory	49,571
Other liabilities	(17,939)	(1)
Other working capital	(1,888)
Total	$366,932

(1)

In connection with the spices & seasonings acquisition, we agreed to establish a defined benefit plan for certain employees transferred to B&G Foods and certain former employees of the acquired spices & seasonings business.  We also agreed to assume certain liabilities relating to the underfunded status of the former plan that such employees participated in prior to the acquisition.  At December 30, 2017 and December 31, 2016, we recognized $17.9 million and $17.5 million, respectively, in “other liabilities” in the accompanying consolidated balance sheet to reflect our obligations with respect to the underfunded status of the defined benefit plan assets and liabilities transferred to us.

-  76  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(3)Acquisitions (Continued)

The following table sets forth the allocation of the Green Giant acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.  During the third and fourth quarters of 2016, we recorded purchase price allocation adjustments by increasing goodwill and decreasing inventory by $7.2 million due to a change in our valuation of inventory as of the date of acquisition. During the fourth quarter of 2016, we recorded a purchase price allocation adjustment by increasing goodwill by $3.2 million and decreasing other working capital by $2.6 million due to a change in our estimated accrued expenses as of the date of acquisition and decreasing property, plant and equipment by $0.6 million due to a change in our valuation of property, plant and equipment as of the date of acquisition.

Green Giant Acquisition (in thousands):

Purchase Price:
Cash paid	$822,786
Total	$822,786

Allocation:
Trademarks—unamortizable intangible assets	422,000
Inventory	232,522
Goodwill	94,593
Property, plant and equipment	43,641
Customer relationship intangibles—amortizable intangible assets	38,000
Seed technology intangibles—amortizable intangible assets	2,000
Other working capital	(9,970)
Total	$822,786

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

Mama Mary’s Acquisition (in thousands):

Purchase Price:
Cash paid	$51,025
Total	$51,025

Allocation:
Trademarks—unamortizable intangible assets	38,900
Goodwill	17,735
Customer relationship intangibles—amortizable intangible assets	4,800
Short-term deferred income tax assets	2,961
Property, plant and equipment	1,900
Long-term deferred income tax liabilities, net	(15,252)
Other working capital	(19)
Total	$51,025

-  77  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(3)Acquisitions (Continued)

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations presents our operations as if the spices & seasonings and Green Giant acquisition had occurred as of the beginning of fiscal 2015.  In addition to including the results of operations of these acquisitions, the pro forma information gives effect to the interest on additional borrowings, the amortization of trademark, customer relationship and seed technology intangibles, and the issuance of shares of common stock. On an actual basis, the spices & seasonings business and Green Giant contributed $260.7 million and $506.9 million, respectively, of our aggregate $1,668.1 million of consolidated net sales for fiscal 2017. On an actual basis, the spices & seasonings business and Green Giant contributed $28.2 million and $506.7 million, respectively, of our aggregate $1,391.3 million of consolidated net sales for fiscal 2016.

	Fiscal 2016	Fiscal 2015
	(in thousands, except per share data)
Net sales	$1,606,162	$1,653,762
Net income (loss)(1)	$129,712	$(54,710)
Basic earnings (loss) per share(1)	$2.01	$(0.93)
Diluted earnings (loss) per share(1)	$2.00	$(0.93)

(1)	During the second quarter of 2015, General Mills recorded a $260 million impairment charge related to the Green Giant brand intangible asset.

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the spices & seasonings and Green Giant acquisition had occurred as of the beginning of fiscal 2015, and is not intended to be a projection of future results.

Neither the Back to Nature,  Victoria nor Mama Mary’s acquisition was material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

(4)Inventories

Inventories consist of the following, as of the dates indicated (in thousands):

	December 30, 2017	December 31, 2016
Raw materials and packaging	$70,315	$60,532
Work-in-process	140,425	98,664
Finished goods	291,109	197,394
Total	$501,849	$356,590

(5)Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following as of the dates indicated (in thousands):

	December 30, 2017	December 31, 2016
Land	$11,671	$11,682
Buildings and improvements	118,534	102,043
Machinery and equipment	285,813	263,849
Office furniture and vehicles	40,341	22,477
Construction-in-progress	16,497	14,767
	472,856	414,818
Less: accumulated depreciation	(200,664)	(169,474)
Total	$272,192	$245,344

Depreciation expense was $31.6 million, $23.5 million and $17.4 million for fiscal 2017, 2016 and 2015, respectively.

-  78  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(6)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	December 30, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$19,600	$2,276	$17,324	$6,800	$1,662	$5,138
Customer relationships	344,990	97,695	247,295	330,290	80,847	249,443
Seed technology(1)	—	—	—	2,000	900	1,100
	$364,590	$99,971	$264,619	$339,090	$83,409	$255,681
Unamortizable Intangible Assets
Goodwill	$649,292			$614,278
Trademarks	$1,483,601			$1,373,801

Note:  The increases in the carrying amounts of unamortizable intangible assets during fiscal 2017 are attributable to the Back to Nature acquisition and purchase accounting adjustments related to the spices & seasonings and Victoria acquisitions.

During fiscal 2017, 2016 and 2015, we amortized $17.6 million, $13.8 million and $11.3 million, respectively, of the amortizable intangible assets. We expect to recognize $18.4 million of amortization expense  in each of the fiscal years 2018, 2019,  2020,  2021 and 2022, respectively.  See Note 3, “Acquisitions.”

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

-  79  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(7)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	December 30, 2017	December 31, 2016
Revolving credit loans:
Outstanding principal	$—	$176,000
Unamortized deferred financing costs	(3,778)	(2,703)
Revolving credit loans, net	(3,778)	173,297

Tranche A term loans due 2019:
Outstanding principal	—	233,640
Unamortized deferred financing costs	—	(1,012)
Unamortized discount	—	(262)
Tranche A term loans due 2019, net	—	232,366

Tranche B term loans due 2022:
Outstanding principal	650,110	640,110
Unamortized deferred financing costs	(12,648)	(10,546)
Unamortized discount	(2,279)	(2,719)
Tranche B term loans due 2022, net	635,183	626,845

4.625% senior notes due 2021:
Outstanding principal	700,000	700,000
Unamortized deferred financing costs	(5,206)	(6,725)
4.625% senior notes due 2021, net	694,794	693,275

5.25% senior notes due 2025:
Outstanding principal	900,000	—
Unamortized deferred financing costs	(12,535)	—
Unamortized premium	3,910	—
5.25% senior notes due 2025, net	891,375	—

Total long-term debt, net of unamortized financing costs and discount	2,217,574	1,725,783
Current portion of long-term debt	—	(10,515)
Long-term debt, net of unamortized financing costs and discount and excluding current portion	$2,217,574	$1,715,268

Senior Secured Credit Agreement.    In fiscal 2017, we refinanced our senior secured credit facility twice by amending and restating our senior secured credit agreement, first on March 30, 2017, and again on November 20, 2017.

The first refinancing, on March 30, 2017, reduced by 0.75% the spread over LIBOR or the applicable base rate on $640.1 million of tranche B term loans.

On April 3, 2017, we repaid all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans using a portion of the net proceeds of our registered public offering of $500.0 million aggregate principal amount of 5.25% senior notes due 2025.

-  80  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(7)Long-Term Debt (Continued)

On November 20, 2017, we again refinanced our senior secured credit facility.  This second refinancing increased the principal amount of the tranche B term loans by $10 million to $650.1 million, reduced by 25 basis points the spread over LIBOR or the applicable base rate on the tranche B term loans and any revolving loans, increased the aggregate commitments under our revolving credit facility from $500 million to $700 million, and extended the maturity date applicable to our revolving credit facility from June 2019 to November 2022.

At December 30, 2017,  $650.1 million of tranche B term loans and no amount of revolving loans were outstanding under our credit agreement.

At December 30, 2017, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $697.8 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility.  The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on November 21, 2022.

The entire $650.1 million principal amount of tranche B term loans outstanding as of December 30, 2017, are due and payable at maturity on November 2, 2022.

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

Interest under the revolving credit facility, including any outstanding letters of credit is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.25% to 0.75%, and LIBOR plus an applicable margin ranging from 1.25% to 1.75%, in each case depending on our consolidated leverage ratio.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. At December 30, 2017, the tranche B term loan interest rate was approximately 3.569%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) may not exceed 7.00 to 1.00.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of December 30, 2017, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

-  81  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(7)Long-Term Debt (Continued)

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

During the first quarter of 2018, we made an optional prepayment of $50.0 million aggregate principal amount of our tranche B term loans.  See Note 19, “Subsequent Event.”

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

The indenture governing the 4.625% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of December 30, 2017, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

5.25% Senior Notes due 2025.  On April 3, 2017, we issued $500.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public of 100% of their face value.  On November 20, 2017, we issued an additional $400.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public 101% of their face value plus accrued interest from October 1, 2017, which equates to a yield to worst of 5.03%.  The notes issued in November were issued as additional notes under the same indenture as our 5.25% senior notes due 2025 that were issued in April, and, as such, form a single series and trade interchangeably with the previously issued 5.25% senior notes.

-  82  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(7)Long-Term Debt (Continued)

We used the net proceeds of the April offering to repay all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans, and to pay related fees and expenses.  We used the net proceeds of the November offering to repay all of the then outstanding borrowings and amounts due under our revolving credit facility and to pay related fees and expenses.  We have used a portion of, and intend to use the remaining portion of, the net proceeds of the April and November offerings for general corporate purposes, which have included and could include, among other things, repayment of other long term debt or possible acquisitions.

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

The indenture governing the 5.25% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.    As of December 30, 2017, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes.

Subsidiary Guarantees.  We have no assets or operations independent of our direct and indirect subsidiaries.  All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt.  There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan.  See Note 18, “Guarantor and Non-Guarantor Financial Information.”

Deferred Debt Financing Costs.  During fiscal 2017, we wrote off and expensed $0.9 million of debt financing costs in connection with the repayment of all outstanding borrowings under the tranche A term loans and less than $0.1 million in connection with the refinancing of our tranche B term loans. During fiscal 2016, we wrote-off and expensed $2.2 million of debt financing costs in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. During fiscal 2015, we capitalized $14.5 million of debt financing costs relating to the tranche B term loans, which are being amortized over the seven year scheduled term of the tranche B term loans.

-  83  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(7)Long-Term Debt (Continued)

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the fiscal year 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.3 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans. Loss on extinguishment of debt for fiscal 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans.

Contractual Maturities.  As of December 30, 2017, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
2018	$—
2019	—
2020	—
2021	700,000
2022	650,110
Thereafter	900,000
Total	$2,250,110

Accrued Interest.  At December 30, 2017 and December 31, 2016, accrued interest of $14.6 million and $5.0 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

-  84  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(8)Fair Value Measurements (Continued)

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of December 30, 2017 and December 31, 2016 are as follows (in thousands):

	December 30, 2017				December 31, 2016
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		176,000		176,000	(1)
Tranche A term loans due 2019	—		—		233,378	(2)	232,795	(1)
Tranche B term loans due 2022	647,831	(3)	652,689	(1)	637,391	(3)	645,358	(1)
4.625% senior notes due 2021	700,000		710,500	(5)	700,000		714,000	(5)
5.25% senior notes due 2025	903,910	(4)	919,729	(5)	—		—

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche A term loans are net of discount.  On April 3, 2017, we repaid all of the outstanding borrowings and amounts due under our tranche A term loans.  At December 31, 2016, the face amounts of the tranche A term loans were $233.6 million.

(3)

The carrying values of the tranche B term loans are net of discount.  At December 30, 2017 and December 31, 2016, the face amounts of the tranche B term loans were $650.1 million and $640.1 million, respectively.

(4)	The carrying values of the 5.25% senior notes due 2025 include a premium. At December 30, 2017 the face amount of the 5.25% senior note due 2025 was $900.0 million.
(5)	Fair values are estimated based on quoted market prices.

There was no Level 3 activity during fiscal 2017, 2016 or 2015.

(9)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for fiscal 2017, 2016 and 2015 are as follows (in thousands):

	Amount Reclassified
	From AOCL			Affected Line Item in the
	December 30,	December 31,	January 2,	Statement Where Net Income
Details about AOCL Components	2017	2016	2016	(loss) is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$35	$44	$44	See (1) below
Amortization of unrecognized loss	517	454	803	See (1) below
	552	498	847	Total before tax
	(218)	(188)	(320)	Income tax expense
Total reclassification	$334	$310	$527	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 12, “Pension Benefits,” for additional information.

-  85  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(9)Accumulated Other Comprehensive Loss (Continued)

Changes in AOCL for fiscal 2017, 2016 and 2015 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 3, 2015	$(10,787)	(247)	(11,034)
Other comprehensive income (loss) before reclassifications	1,548	(3,737)	(2,189)
Amounts reclassified from AOCL	527	—	527
Net current period other comprehensive income (loss)	2,075	(3,737)	(1,662)
Balance at January 2, 2016	(8,712)	(3,984)	(12,696)
Other comprehensive income (loss) before reclassifications	1,202	(8,180)	(6,978)
Amounts reclassified from AOCL	310	—	310
Net current period other comprehensive income (loss)	1,512	(8,180)	(6,668)
Balance at December 31, 2016	(7,200)	(12,164)	(19,364)
Other comprehensive income (loss) before reclassifications	(6,119)	4,393	(1,726)
Amounts reclassified from AOCL	334	—	334
Net current period other comprehensive income (loss)	(5,785)	4,393	(1,392)
Balance at December 30, 2017	$(12,985)	$(7,771)	$(20,756)

(10)Income Taxes

The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
U.S.	$136,015	$150,266	$120,168
Foreign	12,047	26,800	1,071
Total	$148,062	$177,066	$121,239

Income tax (benefit) expense consists of the following (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Current:
Federal	$3,977	$1,993	$19,534
State	2,584	1,348	3,205
Foreign	4,563	8,110	258
Subtotal	11,124	11,451	22,997
Deferred:
Federal	(88,716)	50,587	20,729
State	10,401	6,229	8,725
Foreign	(2,210)	(626)	(302)
Subtotal	(80,525)	56,190	29,152
Total	$(69,401)	$67,641	$52,149

-  86  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(10)Income Taxes (Continued)

Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 35% for fiscal years 2017, 2016 and 2015 to income before income tax expense) as a result of the following:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Expected tax expense	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit	4.4	2.9	3.0
Impact on deferred taxes from changes in state tax rates	3.9	1.0	5.9
Foreign income taxes	2.3	2.8	—
Impact on deferred taxes from U.S. Tax Act	(90.0)	—	—
Permanent differences	(0.4)	(0.1)	(0.7)
Foreign tax credit	(1.6)	(3.1)	(0.2)
Other	(0.5)	(0.3)	—
Total	(46.9)%	38.2%	43.0%

In the fourth quarter of 2017, as a result of the U.S. Tax Act, we remeasured our U.S. deferred tax assets and liabilities at the lower U.S. corporate income tax rate, which resulted in a discrete tax benefit of approximately $133.3 million. In fiscal 2017, 2016 and 2015, changes in state apportionments or state tax laws impacted our blended state rate, resulting in a state tax expense in fiscal 2017, fiscal 2016 and fiscal 2015 of $5.8 million, $1.8 million and $7.2 million, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 30,	December 31,
	2017	2016
Deferred tax assets:
Accounts receivable, principally due to allowance	$37	$67
Inventories, principally due to additional costs capitalized for tax purposes	2,695	3,097
Accruals and other liabilities	6,806	4,499
Net operating loss and tax credit carry forwards	4,462	9,516
Total gross deferred tax assets	14,000	17,179
Deferred tax liabilities:
Plant and equipment	(16,224)	(20,573)
Goodwill and other intangible assets	(222,851)	(303,015)
Prepaid expenses and other investments	(8,081)	(1,169)
Total gross deferred tax liabilities	(247,156)	(324,757)
Net deferred tax liability	$(233,156)	$(307,578)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, at December 30, 2017.  The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced. The valuation allowance at December 30, 2017 and December 31, 2016 was $0.

-  87  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(10)Income Taxes (Continued)

At December 30, 2017 we had intangibles of $1,265.3 million for tax purposes, which are amortizable through 2032.

We operate in multiple taxing jurisdictions within the United States, Canada and Mexico and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters.  In August 2016, our company received notice that the IRS intended to conduct an audit of our 2014 tax year. During the third and fourth quarter of 2016, we provided documents and information to the IRS in response to its questions. During 2017 we closed this audit with no changes. Although we do not believe that we are otherwise currently under examination in any of our major tax jurisdictions, we remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire.  As of December 30, 2017, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2014 and forward
United States—States	2013 and forward
Canada	2013 and forward
Mexico	2015 and forward

As of December 30, 2017, we do not have any reserves for uncertain tax positions.  Our policy is to classify interest and penalties that result from any income tax uncertainties as income tax expense.

U.S. Tax Act.  On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which we refer to as the “U.S. Tax Act.” The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Beginning on January 1, 2018, the U.S. Tax Act lowers the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate reduced our net U.S. deferred income tax liability by approximately $133.3 million and has been reflected as a reduction in our income tax benefit in our results for the fourth quarter ended December 30, 2017.    This tax benefit was partially offset by an increase in our blended state rate of approximately $5.8 million and a repatriation expense of $0.9 million.

The U.S. Tax Act also limits the deduction for net interest expense incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. We are currently assessing the impact this limitation will have on us.

The Securities and Exchange Commission issued guidance on December 23, 2017 providing a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As of December 30, 2017, we have recorded all known and estimable impacts of the U.S. Tax Act that are effective for fiscal 2017. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2018 may differ from the estimates provided herein, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that currently contemplated.

-  88  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(11)Capital Stock

Voting Rights.  The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote.  The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

Dividends.  The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock.  In the event of any liquidation, dissolution or winding up of our company, common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock.  See Note 17, “Quarterly Financial Data (unaudited),” for dividends declared for each quarter of fiscal 2017 and 2016.

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

Stock Repurchases.  We did not repurchase any shares of common stock during fiscal 2017, 2016 or 2015.

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

May 2015 Common Stock Offering.  On May 4, 2015, we completed an underwritten public offering of 4,200,000 shares of our common stock at a price to the public of $30.60 per share.  The proceeds of the offering were approximately $126.2 million, after deducting underwriting discounts and commissions and other offering expenses.  The offering was made by means of a prospectus and related prospectus supplement included as part of an effective shelf registration statement previously filed with the SEC.  We used the net proceeds of the offering to repay a portion of our long-term debt, to pay the purchase price and related transaction costs for the Mama Mary’s acquisition and for general corporate purposes.  See Note 3, “Acquisitions.”

-  89  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(12)Pension Benefits

As of December 30, 2017, we had four defined benefit pension plans covering approximately 40% of our employees. The benefits are based on years of service and the employee’s compensation, as defined.

The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 30, 2017 and December 31, 2016 measurement dates for fiscal 2017 and 2016, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost (in thousands):

	December 30,	December 31,
	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$70,425	$66,384
Projected benefit obligation acquired (1)	50,939	—
Actuarial (gain) loss	14,219	(249)
Service cost	6,334	3,325
Interest cost	4,998	2,717
Benefits paid	(2,943)	(1,752)
Curtailments	—	—
Projected benefit obligation at end of year	143,972	70,425
Change in plan assets:
Fair value of plan assets at beginning of year	74,397	66,534
Fair value of plan assets acquired (1)	33,000	—
Actual gain on plan assets	11,148	6,115
Employer contributions	8,650	3,500
Benefits paid	(2,943)	(1,752)
Fair value of plan assets at end of year	124,252	74,397
Net amount recognized:
Other assets	$1,135	$3,972
Other long-term liabilities	(20,857)	—
Funded status at the end of the year	$(19,722)	$3,972
Amount recognized in accumulated other comprehensive loss consists of:
Prior service cost	$(2)	$(37)
Actuarial loss	(20,799)	(11,202)
Deferred taxes	7,816	4,039
Accumulated other comprehensive loss	$(12,985)	$(7,200)
(1)	Relates to the spices & seasonings acquisition, discussed below in this Note 12.

The accumulated benefit obligations of these  plans were $134.4 million and $64.0 million at December 30, 2017 and December 31, 2016, respectively. The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 30,	December 31,
	2017	2016
Accumulated benefit obligation	$59,010	$—
Fair value of plan assets	$39,956	$—

-  90  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(12)Pension Benefits (Continued)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal 2018 are as follows (in thousands):

Prior service cost	$2
Actuarial loss	591
$593

	December 30,	December 31,
	2017	2016
Weighted-average assumptions:
Discount rate	3.45 -3.56%	4.039%
Rate of compensation increase	3.00%	3.00%
Expected long-term rate of return	6.50%	6.50%

The discount rate used to determine year-end fiscal 2017 and fiscal 2016 pension benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

Net periodic pension cost includes the following components (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Service cost—benefits earned during the period	$6,334	$3,325	$3,909
Interest cost on projected benefit obligation	4,998	2,717	2,577
Expected return on plan assets	(7,041)	(4,434)	(4,214)
Amortization of unrecognized prior service cost	35	44	44
Amortization of unrecognized loss	517	454	803
Net periodic pension cost	$4,843	$2,106	$3,119

The asset allocation for our pension plans at the end of fiscal 2017 and fiscal 2016, and the target allocation for fiscal 2016, by asset category, follows.

-  91  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

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

		Percentage of Plan
		Assets at Year End
	Target	December 30,	December 31,
Asset Category	Allocation	2017	2016
Equity securities	75%	68%	69%
Fixed income securities	25%	28%	27%
Other	—	4%	4%
Total	100%	100%	100%

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

The fair values of our pension plan assets at December 30, 2017 and December 31, 2016, utilizing the fair value hierarchy discussed in Note 8, “Fair Value Measurements” follow (in thousands):

	December 30, 2017		December 31, 2016
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$5,655	$—	$3,286	$—
Equity securities:
U.S. mutual funds	52,058	—	26,179	—
Foreign mutual funds	9,143	—	1,390	—
U.S. common stocks	10,465	—	12,582	—
Foreign common stocks	12,481	—	10,585	—
Fixed income securities:
U.S. mutual funds	34,450	—	20,375	—
Total	$124,252	$—	$74,397	$—

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return.  The investments are further diversified within each asset classification.  The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance.  Of the $10.5 million of U.S. common stocks in the investment portfolio at the end of fiscal 2017,  $5.8 million was invested in B&G Foods’ common stock. Of the $12.6 million of U.S. common stocks in the investment portfolio at the end of fiscal 2016,  $7.2 million was invested in B&G Foods’ common stock.

-  92  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(12)Pension Benefits (Continued)

Information about the expected cash flows for the pension plan follows (in thousands):

Pension Payments
Benefit payments:
2018	$3,311
2019	3,802
2020	4,185
2021	4,672
2022	5,220
2023 to 2027	33,401

We currently anticipate making contributions of approximately $1.1 million to our pension plans in fiscal 2018.

We also sponsor defined contribution plans covering substantially all of our employees. Employees may contribute to these plans and these contributions are matched by us at varying amounts. Contributions for the matching component of these plans amounted to $1.6 million for fiscal 2017,  $1.1 million for fiscal 2016 and $1.0 million for fiscal 2015.

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

B&G Foods made contributions to the plan of $0.9 million, $0.8 million and $0.8 million, in fiscal 2017, 2016 and 2015, respectively. In each of fiscal 2017, 2016 and 2015, we paid less than $0.1 million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2018 assuming consistent hours are worked.  These contributions represented less than five percent of total contributions made to the plan.

Spices & Seasonings Acquisition.  In connection with the spices & seasonings acquisition, we agreed to and did establish a defined benefit plan for certain employees transferred to us and certain former employees of the acquired spices & seasonings business. We also agreed to and did assume certain liabilities relating to the underfunded status of the former plan that such employees participated in prior to the acquisition.  At December 31, 2016, we recognized an initial  $17.5 million in “other liabilities” in the accompanying consolidated balance sheet to reflect our obligations with respect to the underfunded status of the defined benefit plan assets and liabilities transferred to us, and during fiscal 2017 we adjusted that amount to $17.9 million, which consists of a projected benefit obligation of $50.9 million and fair value of plan assets of $33.0 million.

-  93  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(13)Commitments and Contingencies

Operating Leases.  We have several noncancelable operating leases, primarily for our corporate headquarters, certain of our manufacturing facilities, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance.  Total rental expense for our operating leases was $12.4 million, $9.1 million and $8.0 million, for fiscal 2017, 2016 and 2015, respectively.

As of December 30, 2017, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2018	$10,670
2019	9,772
2020	8,267
2021	6,294
2022	2,053
Thereafter	6,749
Total	$43,805

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2017, 2016 or 2015 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.    As of December 30, 2017, approximately 1,639 of our 2,680 employees, or 61%, were covered by collective bargaining agreements.  None of our collective bargaining agreements is scheduled to expire within one year.

Severance and Change of Control Agreements.  We have employment agreements with each of our executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employee’s death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements). Severance benefits generally include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans and, in certain cases, potential gross up payments for excise tax liability.

-  94  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(13)Commitments and Contingencies (Continued)

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

The charges we recorded are based upon costs incurred to date. There was no cost impact of this recall during fiscal 2017 or 2016, and we do not expect future expenses, if any, to be material.  During fiscal 2015, we recovered $5.0 million of insurance proceeds.

(14)Incentive Plans

Annual Bonus Plan.  Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company’s attainment of pre-set annual financial objectives and individual performance.  Awards are normally paid in cash in a lump sum following the close of each plan year.  Threshold performance objectives were not attained for fiscal 2017 and therefore at December 30, 2017 accrued expenses in the accompanying consolidated balance sheets do not include an accrual for the annual bonus plan.  At December 31, 2016, accrued expenses in the accompanying consolidated balance sheets include an accrual for the annual bonus plan of $10.1 million.

Omnibus Incentive Compensation Plan.  Upon the recommendation of our compensation committee, our board of directors on March 10, 2008 adopted (subject to stockholder approval) the B&G Foods, Inc. 2008 Omnibus Incentive Compensation Plan, which we refer to as the Omnibus Plan. Our stockholders approved the Omnibus Plan at our annual meeting on May 6, 2008. Our stockholders reapproved the material terms of the performance goals in our Omnibus Plan at our annual meeting on May 16, 2013.  Upon the recommendation of our compensation committee, our board of directors in March 2017 approved (subject to stockholder approval) the amendment and restatement of the Omnibus Plan, renamed the Omnibus Incentive Compensation Plan.  Our stockholders approved the amended and restated Omnibus Plan, including the materials terms of the performance goals, at our annual meeting on May 23, 2017.

The Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants.  The total number of shares available for issuance under the Omnibus Plan is 4,500,000, of which 2,404,298 were available for future issuance as of December 30, 2017. Some of those shares are subject to outstanding performance share long-term incentive awards (LTIAs) and stock options as described in the table below.

Performance Share Awards.  Beginning in fiscal 2008, our compensation committee has made annual grants of performance share LTIAs to our executive officers and certain other members of senior management under the Omnibus Plan. The performance share LTIAs entitle the participants to earn shares of common stock upon the attainment of certain performance goals over the applicable performance period. The performance period is typically three years.

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

-  95  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(14)Incentive Plans (Continued)

Subject to the performance goal for the applicable performance period being certified in writing by our compensation committee as having been achieved, shares of common stock are issued prior to March 15 following the completion of the performance period.

The following table details the activity in our performance share LTIAs for fiscal 2017:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2017	436,554	$26.81
Granted	132,000	$36.15
Vested	(110,528)	$27.50
Forfeited	(20,808)	$28.60
End of fiscal 2017	437,218	$29.36

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

Stock Options.

The following table details our stock option activity for fiscal 2017:

		Weighted	Weighted Average	Aggregate
		Average	Contractual Life	Intrinsic Value
	Options	Exercise Price	Remaining (Years)	(in thousands)
Outstanding at beginning of fiscal 2017	714,580	$31.65
Granted	159,385	$41.31
Exercised	(4,814)	$29.10
Forfeited	(35,879)	$32.86
Cancelled	(703)	$34.00
Outstanding at end of fiscal 2017	832,569	$33.45	7.67	$3,631
Exercisable at end of fiscal 2017	402,835	$31.65	7.00	$2,216

-  96  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(14)Incentive Plans (Continued)

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

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Weighted average grant date fair value	$7.29	$5.26	$6.00
Expected volatility	27.5% - 29.2%	27.7%	36.0%
Expected term	5.5 - 6.5 years	5.5 - 6.5 years	6.5 years
Risk-free interest rate	1.8% - 2.4%	1.5% - 1.7%	1.6% - 1.9%
Dividend yield	4.5% - 5.22%	3.9% - 4.9%	4.7% - 4.9%

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

The following table details the number of shares of common stock issued by our company during fiscal 2017, 2016 and 2015 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share based compensation:

	December 30,	December 31,	January 2,
	2017	2016	2016
Number of performance shares vested	110,528	101,094	153,194
Shares withheld to fund statutory minimum tax withholding	42,368	37,596	58,242
Shares of common stock issued for performance share LTIAs	68,160	63,498	94,952
Shares of common stock issued upon the exercise of stock options	4,011	—	—
Shares of common stock issued to non-employee directors for annual equity grants	20,559	16,072	18,095
Total shares of common stock issued	92,730	79,570	113,047
Excess tax benefit	$—	$343	$539

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2017	Fiscal 2016	Fiscal 2015
Compensation expense included in cost of goods sold	$1,203	$1,060	$1,420
Compensation expense included in selling, general and administrative expenses	3,412	4,738	4,397
Total compensation expense for share-based payments	$4,615	$5,798	$5,817

As of December 30, 2017, there was $1.0 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next two fiscal years and $1.0 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next three fiscal years.
-  97  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(15)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Brand(1):
Green Giant - frozen (2)	$336,420	$302,807	$—
Spices & Seasonings (3)	260,718	28,171	—
Green Giant (2)	—	—	106,173
Ortega	139,052	142,093	145,840
Green Giant - shelf stable (2)	125,857	156,437	—
Pirate Brands	90,133	84,918	81,715
Maple Grove Farms of Vermont	68,288	72,799	77,724
Cream of Wheat	61,545	62,178	62,342
Mrs. Dash	60,444	60,653	63,210
Bear Creek Country Kitchens	50,667	52,787	53,865
All other brands(4)	474,932	428,414	375,489
Total	$1,668,056	$1,391,257	$966,358

(1)

Table includes net sales for each of our brands whose fiscal 2017 net sales equaled or exceeded 3% of our total fiscal 2017 net sales and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.

(2)

We completed the Green Giant acquisition on November 2, 2015.  For 2015, Green Giant net sales includes the aggregate net sales for Green Giant – frozen, Green Giant – shelf stable, the Le Sueur brand and non-branded industrial products.  For 2016 and 2017, net sales for Green Giant – frozen and Green Giant – shelf stable are separately presented and net sales for Le Sueur and the non-branded industrial products are included in “All other brands.”

(3)

We completed the spices & seasonings acquisition on November 21, 2016.  Net sales for spices & seasonings includes net sales for the acquired business and does not include our legacy spices & seasoning brands, such as Mrs. Dash, which is separately listed in this table.

(4)

Net sales for “all other brands” has been impacted by the Back To Nature acquisition, which we completed on October 2, 2017, the Victoria acquisition which was completed on December 2, 2016 and the Mama Mary’s acquisition, which we completed on July 10, 2015.

(16)Restructuring

During fiscal 2016, we closed our Spartanburg, South Carolina manufacturing and warehouse facilities and moved our Mama Mary’s operations to our manufacturing facility in Yadkinville, North Carolina.  This decision was consistent with our ongoing efforts to reduce excess production capacity, improve productivity and operating efficiencies and reduce overall costs.  In connection with the restructuring, we recorded a charge for employee severance and other employee costs of approximately $0.8 million during the third quarter of 2016 and a non-cash write-off of equipment of approximately $0.3 million during the fourth quarter of 2016.

-  98  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(17)Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, expect per share data)
Net sales
2017	$417,874	$368,134	$408,364	$473,684
2016	$352,978	$306,376	$318,247	$413,656
Gross profit
2017	$126,786	$111,015	$123,255	$101,191
2016	$115,915	$109,715	$115,426	$106,906
Net income
2017	$32,764	$22,061	$32,730	$129,908
2016	$33,196	$30,251	$32,410	$13,568
Basic and diluted earnings per share
2017	$0.49	$0.33	$0.49	$1.95
2016	$0.56	$0.48	$0.50	$0.20
Cash dividends declared per share
2017	$0.465	$0.465	$0.465	$0.465
2016	$0.420	$0.420	$0.420	$0.465

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

(18)Guarantor and Non-Guarantor Financial Information

As further discussed in Note 7, “Long-Term Debt,” our obligations under the 4.625% senior notes and the 5.25% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this note as the guarantor subsidiaries.  Our foreign subsidiaries, which we refer to in this note as the non-guarantor subsidiaries, do not guarantee the 4.625% senior notes or the 5.25% senior notes.

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of December 30, 2017 and December 31, 2016, the related condensed consolidating statement of operations for the fiscal years ended December 30, 2017 and the related condensed consolidating statement of cash flows for the fiscal years ended December 30, 2017 and December 31, 2016, for:

1.B&G Foods, Inc. (the Parent),

2.the guarantor subsidiaries,

3.the non-guarantor subsidiaries, and

4.the Parent and all of its subsidiaries on a consolidated basis.

-  99  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(18)Guarantor and Non-Guarantor Financial Information (Continued)

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

Condensed Consolidating Balance Sheet

As of December 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$204,815	1,691	—	$206,506
Trade accounts receivable, net	—	129,769	11,623	—	141,392
Inventories, net	—	428,613	73,236	—	501,849
Prepaid expenses and other current assets	—	15,932	4,122	—	20,054
Income tax receivable	—	16,259	535	—	16,794
Total current assets	—	795,388	91,207	—	886,595

Property, plant and equipment, net	—	229,219	42,973	—	272,192
Goodwill	—	649,292	—	—	649,292
Other intangibles, net	—	1,748,220	—	—	1,748,220
Other assets	—	1,603	14	—	1,617
Deferred income taxes	—	(1)	3,123	—	3,122
Investments in subsidiaries	3,163,482	91,766	—	(3,255,248)	—
Total assets	$3,163,482	$3,515,487	$137,317	$(3,255,248)	$3,561,038

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$102,594	$19,764	$—	$122,358
Accrued expenses	—	45,586	2,481	—	48,067
Income tax payable	—	—	139	—	139
Dividends payable	30,922	—	—	—	30,922
Intercompany payables	—	(23,167)	23,167	—	—
Total current liabilities	30,922	125,013	45,551	—	201,486

Long-term debt	2,251,741	(34,167)	—	—	2,217,574
Other liabilities	—	24,881	—	—	24,881
Deferred income taxes	—	236,278	—	—	236,278
Total liabilities	2,282,663	352,005	45,551	—	2,680,219

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	665	—	—	—	665
Additional paid-in capital	266,789	2,552,342	68,253	(2,620,595)	266,789
Accumulated other comprehensive loss	(20,756)	(20,756)	(7,771)	28,527	(20,756)
Retained earnings	634,121	631,896	31,284	(663,180)	634,121
Total stockholders’ equity	880,819	3,163,482	91,766	(3,255,248)	880,819
Total liabilities and stockholders’ equity	$3,163,482	$3,515,487	$137,317	$(3,255,248)	$3,561,038

-  100  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(18)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$25,119	$3,714	$—	$28,833
Trade accounts receivable, net	—	111,350	7,915	—	119,265
Inventories, net	—	309,584	47,006	—	356,590
Prepaid expenses and other current assets	—	20,296	6,103	—	26,399
Income tax receivable	—	10,780	7	—	10,787
Intercompany receivables	—	—	12,183	(12,183)	—
Total current assets	—	477,129	76,928	(12,183)	541,874

Property, plant and equipment, net	—	211,843	33,501	—	245,344
Goodwill	—	614,278	—	—	614,278
Other intangibles, net	—	1,629,482	—	—	1,629,482
Other assets	—	4,612	13	—	4,625
Deferred income taxes	—	7,036	866	—	7,902
Investments in subsidiaries	2,563,305	96,187	—	(2,659,492)	—
Total assets	$2,563,305	$3,040,567	$111,308	$(2,671,675)	$3,043,505

Liabilities and Stockholders' Equity

Current Liabilities:
Trade accounts payable	$—	$88,668	$9,365	$—	$98,033
Accrued expenses	—	60,957	1,436	—	62,393
Current portion of long-term debt	10,515	—	—	—	10,515
Income tax payable	—	—	3,875	—	3,875
Dividends payable	30,879	—	—	—	30,879
Intercompany payables	—	11,738	445	(12,183)	—
Total current liabilities	41,394	161,363	15,121	(12,183)	205,695

Long-term debt	1,736,254	(20,986)	—	—	1,715,268
Other liabilities	—	21,405	—	—	21,405
Deferred income taxes	—	315,480	—	—	315,480
Total liabilities	1,777,648	477,262	15,121	(12,183)	2,257,848

Stockholders' Equity:
Common stock	664	—	—	—	664
Additional paid-in capital	387,699	2,168,236	86,833	(2,255,069)	387,699
Accumulated other comprehensive loss	(19,364)	(19,364)	(12,164)	31,528	(19,364)
Retained earnings	416,658	414,433	21,518	(435,951)	416,658
Total stockholders’ equity	785,657	2,563,305	96,187	(2,659,492)	785,657
Total liabilities and stockholders’ equity	$2,563,305	$3,040,567	$111,308	$(2,671,675)	$3,043,505

-  101  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(18)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income

Year Ended December 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,578,185	$177,506	$(87,635)	$1,668,056
Cost of goods sold	—	1,141,080	152,364	(87,635)	1,205,809
Gross profit	—	437,105	25,142	—	462,247

Operating expenses:
Selling, general and administrative expenses	—	192,139	13,095	—	205,234
Amortization expense	—	17,611	—	—	17,611
Impairment of intangible assets	—	—	—		—
Operating income	—	227,355	12,047	—	239,402

Other income and expenses:
Interest expense, net	—	91,784	—	—	91,784
Loss on extinguishment of debt	—	1,163	—	—	1,163
Other income	—	(1,607)	—	—	(1,607)
Income before income tax (benefit) expense	—	136,015	12,047	—	148,062
Income tax (benefit) expense	—	(71,682)	2,281	—	(69,401)
Equity in earnings of subsidiaries	217,463	9,766	—	(227,229)	—
Net income	$217,463	$217,463	$9,766	$(227,229)	$217,463
Comprehensive income	$216,071	$223,248	$14,158	$(237,406)	$216,071

Condensed Consolidating Statements of Operations and Comprehensive Income

Year Ended December 31, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,300,569	$139,023	$(48,335)	$1,391,257
Cost of goods sold	—	887,163	104,467	(48,335)	943,295
Gross profit	—	413,406	34,556	—	447,962

Operating expenses:
Selling, general and administrative expenses	—	167,003	7,756	—	174,759
Amortization expense	—	13,803	—	—	13,803
Impairment of intangible assets	—	5,405	—	—	5,405
Operating income	—	227,195	26,800	—	253,995

Other income and expenses:
Interest expense, net	—	74,456	—	—	74,456
Loss on extinguishment of debt	—	2,836	—	—	2,836
Other income	—	(363)	—	—	(363)
Income before income tax expense	—	150,266	26,800	—	177,066
Income tax expense	—	60,134	7,507	—	67,641
Equity in earnings of subsidiaries	109,425	19,293	—	(128,718)	—
Net income	$109,425	$109,425	$19,293	$(128,718)	$109,425
Comprehensive income (loss)	$102,757	$107,913	$11,113	$(119,026)	$102,757

-  102  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(18)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$44,762	$(6,963)	$—	$37,799

Cash flows from investing activities:
Capital expenditures	—	(47,503)	(12,299)	—	(59,802)
Proceeds from sale of assets	—	2,229	—	—	2,229
Payments for acquisition of businesses, net of cash acquired	—	(162,965)	—	—	(162,965)
Net cash used in investing activities	—	(208,239)	(12,299)	—	(220,538)

Cash flows from financing activities:
Repayments of long-term debt	(233,640)	—	—	—	(233,640)
Proceeds from issuance of long-term debt	914,000	—	—	—	914,000
Repayments of borrowings under revolving credit facility	(571,000)	—	—	—	(571,000)
Borrowings under revolving credit facility	395,000	—	—	—	395,000
Proceeds from issuance of common stock, net	112	—	—	—	112
Dividends paid	(123,631)	—	—	—	(123,631)
Excess tax benefits from share-based compensation	—	—	—	—	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,962)	—	—	(1,962)
Debt financing costs	—	(19,543)	—	—	(19,543)
Intercompany transactions	(380,841)	364,678	16,163	—	—
Net cash provided by financing activities	—	343,173	16,163	—	359,336
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1,076	—	1,076
Net increase (decrease) in cash and cash equivalents	—	179,696	(2,023)	—	177,673
Cash and cash equivalents at beginning of year	—	25,119	3,714	—	28,833
Cash and cash equivalents at end of year	$—	$204,815	$1,691	$—	$206,506

-  103  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2017, December 31, 2016 and January 2, 2016

(18)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2016

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$263,388	$26,273	$—	$289,661

Cash flows from investing activities:
Capital expenditures	—	(33,847)	(8,571)	—	(42,418)
Proceeds from sale of assets	—	—	—	—	—
Payments for acquisition of businesses, net of cash acquired	—	(438,787)	—	—	(438,787)
Net cash used in investing activities	—	(472,634)	(8,571)	—	(481,205)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Proceeds from issuance of long-term debt	—	—	—	—	—
Repayments of borrowings under revolving credit facility	(99,000)	—	—	—	(99,000)
Borrowings under revolving credit facility	235,000	—	—	—	235,000
Proceeds from issuance of common stock, net	331,879	—	—	—	331,879
Dividends paid	(100,807)	—	—	—	(100,807)
Excess tax benefits from share-based compensation	—	343	—	—	343
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,410)	—	—	(1,410)
Debt financing costs	—	—	—	—	—
Intercompany transactions	(217,072)	233,468	(16,396)	—	—
Net cash provided by (used in) financing activities	—	232,401	(16,396)	—	216,005
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(874)	—	(874)
Net increase in cash and cash equivalents	—	23,155	432	—	23,587
Cash and cash equivalents at beginning of year	—	1,964	3,282	—	5,246
Cash and cash equivalents at end of year	$—	$25,119	$3,714	$—	$28,833

(19)Subsequent Event

During the first quarter of 2018, we made an optional prepayment of $50.0 million aggregate principal amount of our tranche B term loans.  See Note 7, “Long-Term Debt.”

-  104  -

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to
	beginning of	costs and	other accounts—	Deductions—		Balance at
Description	period	expenses	describe	describe		end of period
Year ended January 2, 2016:
Allowance for doubtful accounts and discounts	$1,005	$178	—	$16	(a)	$1,167
Year ended December 31, 2016:
Allowance for doubtful accounts and discounts	$1,167	$559	—	$7	(a)	$1,719
Year ended December 30, 2017:
Allowance for doubtful accounts and discounts	$1,719	$378	—	$273	(a)	$1,824

(a)	Represents bad-debt write-offs.

-  105  -

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

Based on our evaluation under the framework of Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at December 30, 2017. The effectiveness of our internal control over financial reporting as of December 30, 2017 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

We have excluded the Back to Nature business from our evaluation of internal control over financial reporting as of December 30, 2017, because we acquired the business during 2017. The total assets and total net sales of business represent 5.4% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for fiscal 2017.

Changes in Internal Control over Financial Reporting.

As required by Rule 13a‑15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change in our internal control over financial reporting occurred during the last quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change in our

-  106  -

internal control over financial reporting during the last quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

-  107  -

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Corporate Governance,” “Proposal 1—Election of Directors,” “Our Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” included in our definitive proxy statement to be filed on or before April 30, 2018, relating to the 2018 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation” and “Compensation Discussion and Analysis” included in our definitive proxy statement to be filed on or before April 30, 2018, relating to the 2018 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes information, as of December 30, 2017, relating to the Omnibus Incentive Compensation Plan, which was approved by the company’s stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash‑based awards to employees, non‑employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
	warrants and rights		warrants and rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,271,293	(1)	$33.45	(2)	1,133,005	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,271,293	(1)	$33.45	(2)	1,133,005	(1)

(1)

Includes 832,569 stock options and 437,218 performance share long‑term incentive awards (LTIAs) (for the 2015 to 2017, 2016 to 2018 and 2017 to 2019 performance periods) outstanding as of December 30, 2017, under the Omnibus Incentive Compensation Plan. For the performance share LTIAs, includes the maximum number of shares (i.e., 200% of the target number of shares) of common stock that may be issued under the Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance‑based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan. 92,957 shares of common stock (which is net of 57,298 shares withheld for minimum statutory tax withholding) were issued in February 2018 in respect of the 2015 to 2017 performance share LTIAs.

-  108  -

(2)

Reflects the weighted average exercise price of 832,569 stock options outstanding under the Omnibus Incentive Compensation Plan. 437,218 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

The remaining information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before April 30, 2018, relating to the 2018 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement to be filed on or before April 30, 2018, relating to the 2018 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm Fees” included in our definitive proxy statement to be filed on or before April 30, 2018, relating to the 2018 annual meeting of stockholders, which information is incorporated herein by reference.

-  109  -

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

-  110  -

EXHIBIT NO.	DESCRIPTION

2.1

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

4.4

Seventh Supplemental Indenture, dated as of April 3, 2017, among B&G Foods, Inc., the Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.25% senior notes due 2025 (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed April 4, 2017, and incorporated by reference herein)

4.5	Form of 5.25% Senior Note due 2025 (included in Exhibit 4.4)

4.6	Form of stock certificate for common stock (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8‑K filed on August 13, 2010, and incorporated by reference herein)

10.1

Second Amendment to Credit Agreement, dated as of November 20, 2017, to the Amended and Restated Credit Agreement, dated as of October 2, 2015, among B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent for the lenders and as collateral agent for the secured parties (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on November 21, 2017, and incorporated by reference herein)

10.2

Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., B&G Foods North America, Inc., B&G Foods Snacks, Inc., BCCK Holdings, Inc., Bear Creek Country Kitchens, LLC, Pirate Brands, LLC, Rickland Orchards LLC, Specialty Brands of America, Inc. and William Underwood Company, and each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8‑K filed on June 9, 2014, and incorporated by reference herein)

10.3

Second Amended and Restated Employment Agreement, dated as of December 11, 2014, between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8‑K filed on December 16, 2014, and incorporated by reference herein)

-  111  -

EXHIBIT NO.	DESCRIPTION

10.4

Amended and Restated Employment Agreement by and between Vanessa E. Maskal and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8‑K filed on January 6, 2009, and incorporated by reference herein)

10.5

Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8‑K filed on January 6, 2009, and incorporated by reference herein)

10.6

Employment Agreement, dated as of August 6, 2009, between William F. Herbes and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8‑K filed on August 10, 2009, and incorporated by reference herein)

10.7

Employment Agreement, dated as of March 5, 2010, between William H. Wright and B&G Foods, Inc. (Filed as Exhibit 10.12 to B&G Foods’ Annual Report on Form 10‑K filed on March 1, 2011, and incorporated by reference herein)

10.8

Employment Agreement, dated as of January 4, 2016, between Eric H. Hart and B&G Foods, Inc. (filed as Exhibit 10.9 to B&G Foods’ Annual Report on Form 10-K filed on March 2, 2016, and incorporated by reference herein)

10.9

Employment Agreement, dated as of August 1, 2017, between Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods Quarterly Report on Form 10-Q filed on November 3, 2017, and incorporated herein by reference)

10.10

First Amendment to Employment Agreement, dated as of November 6, 2017, between, Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on November 7, 2017, and incorporated by reference herein)

10.11

Employment Agreement, dated as of November 21, 2017, between Kenneth G. Romanzi and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on November 21, 2017, and incorporated by reference herein)

10.12

B&G Foods, Inc. Omnibus Incentive Compensation Plan, as amended and restated on May 23, 2017 (filed as Annex A to B&G Foods’ Definitive Proxy Statement on Schedule 14A, filed on April 6, 2017, and incorporated by reference herein)

10.13

Form of B&G Foods, Inc. Performance Share Long‑Term Incentive Award Agreement (Filed as Exhibit 10.11 to B&G Foods’ Annual Report on Form 10‑K filed on February 26, 2014, and incorporated by reference herein)

10.14

Form of B&G Foods, Inc. Stock Option Agreement (Non‑Qualified Stock Option) (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8‑K filed on December 16, 2014, and incorporated by reference herein)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of B&G Foods, Inc.

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

-  112  -

EXHIBIT NO.	DESCRIPTION

31.2	Certification pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101.1

The following financial information from B&G Foods’ Annual Report for the year ended December 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

Item 16. Form 10-K Summary.

None.

-  113  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 28, 2018	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stephen C. Sherrill	Chairman of the Board of Directors	February 28, 2018
Stephen C. Sherrill

/s/ Robert C. Cantwell	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
Robert C. Cantwell

/s/ DeAnn L. Brunts	Director	February 28, 2018
DeAnn Brunts

/s/ Charles F. Marcy	Director	February 28, 2018
Charles F. Marcy

/s/ Dennis M. Mullen	Director	February 28, 2018
Dennis M. Mullen

/s/ Cheryl M. Palmer	Director	February 28, 2018
Cheryl M. Palmer

/s/ Alfred Poe	Director	February 28, 2018
Alfred Poe

/s/ David L. Wenner	Director	February 28, 2018
David L. Wenner

-  114  -