Form 10-Q
period 2018-03-31
B&G Foods, Inc.
filed 2018-05-08
CIK 1278027

As filed with the Securities and Exchange Commission on May 8, 2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                   .

Commission file number 001-32316

B&G FOODS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3918742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Four Gatehall Drive, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (973) 401-6500

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

As of May  4, 2018, the registrant had 66,593,120 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

-  i  -

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$118,144	$206,506
Trade accounts receivable, net	160,758	141,392
Inventories	455,364	501,849
Prepaid expenses and other current assets	17,776	20,054
Income tax receivable	15,788	16,794
Total current assets	767,830	886,595

Property, plant and equipment, net of accumulated depreciation of $209,609 and $200,664	271,750	272,192
Goodwill	650,568	649,292
Other intangibles, net	1,743,711	1,748,220
Other assets	1,520	1,617
Deferred income taxes	3,384	3,122
Total assets	$3,438,763	$3,561,038

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$111,313	$122,358
Accrued expenses	60,880	48,067
Income tax payable	68	139
Dividends payable	30,966	30,922
Total current liabilities	203,227	201,486

Long-term debt	2,096,897	2,217,574
Other liabilities	24,854	24,881
Deferred income taxes	241,137	236,278
Total liabilities	2,566,115	2,680,219
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 66,593,120 and 66,499,044 shares issued and outstanding as of March 31, 2018 and December 30, 2017	666	665
Additional paid-in capital	234,827	266,789
Accumulated other comprehensive loss	(17,513)	(20,756)
Retained earnings	654,668	634,121
Total stockholders’ equity	872,648	880,819
Total liabilities and stockholders’ equity	$3,438,763	$3,561,038

See Notes to Consolidated Financial Statements.

-  1  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017
Net sales	$431,729	$412,307
Cost of goods sold	328,373	291,088
Gross profit	103,356	121,219

Operating expenses:
Selling, general and administrative expenses	42,568	48,520
Amortization expense	4,609	4,472
Operating income	56,179	68,227

Other income and expenses:
Interest expense, net	28,306	19,647
Loss on extinguishment of debt	2,778	118
Other income	(2,054)	(2,597)
Income before income tax expense	27,149	51,059
Income tax expense	6,602	18,295
Net income	$20,547	$32,764

Weighted average shares outstanding:
Basic	66,518	66,474
Diluted	66,715	66,784

Basic and diluted earnings per share	$0.31	$0.49

Cash dividends declared per share	$0.465	$0.465

See Notes to Consolidated Financial Statements.

-  2  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017
Net income	$20,547	$32,764

Other comprehensive income:
Foreign currency translation adjustments	3,132	4,226
Amortization of unrecognized prior service cost and pension deferrals, net of tax	111	51
Other comprehensive income	3,243	4,277
Comprehensive income	$23,790	$37,041

See Notes to Consolidated Financial Statements.

-  3  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017
Cash flows from operating activities:
Net income	$20,547	$32,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,064	12,218
Amortization of deferred debt financing costs and bond discount	1,545	1,331
Deferred income taxes	4,821	10,280
Loss on sale of assets	—	1,608
Write-off of property, plant, and equipment	21	—
Loss on extinguishment of debt	2,778	118
Share-based compensation expense	838	1,143
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(20,877)	(29,401)
Inventories	46,134	(1,352)
Prepaid expenses and other current assets	2,572	(2,722)
Income tax receivable/payable	910	7,704
Other assets	109	659
Trade accounts payable	(11,405)	(21,799)
Accrued expenses	12,578	(10,831)
Other liabilities	109	773
Net cash provided by operating activities	73,744	2,493

Cash flows from investing activities:
Capital expenditures	(4,972)	(10,321)
Proceeds from sale of assets	—	2,229
Payments for acquisition of businesses, net of cash acquired	—	(147)
Net cash used in investing activities	(4,972)	(8,239)

Cash flows from financing activities:
Repayments of long-term debt	(125,000)	—
Borrowings under revolving credit facility	—	45,000
Dividends paid	(30,922)	(30,879)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,832)	(2,009)
Debt financing costs	—	(2,626)
Net cash (used in) provided by financing activities	(157,754)	9,486

Effect of exchange rate fluctuations on cash and cash equivalents	620	(772)
Net (decrease) increase in cash and cash equivalents	(88,362)	2,968

Cash and cash equivalents at beginning of period	206,506	28,833
Cash and cash equivalents at end of period	$118,144	$31,801

Supplemental disclosures of cash flow information:
Cash interest payments	$6,804	$12,213
Cash income tax payments	$701	$447
Non-cash transactions:
Dividends declared and not yet paid	$30,966	$30,911
Accruals related to purchases of property, plant and equipment	$(330)	$—

See Notes to Consolidated Financial Statements.

-  4  -

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

(2)Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters.  As a result, a 53rd week is added to our fiscal year every five or six years.  In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks.  Our fiscal year ending December 29, 2018 (fiscal 2018) and our fiscal year ended December 30, 2017 (fiscal 2017) each contain 52 weeks.  Each quarter of fiscal 2018 and 2017 contains 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended March 31, 2018 (first quarter of 2018) and April 1, 2017 (first quarter of 2017) have been prepared by our company in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of March 31, 2018, and the results of our operations, comprehensive income and cash flows for the first quarter of 2018 and 2017.  Our results of operations for the first quarter of 2018 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2017 filed with the SEC on March 1, 2018.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Newly Adopted Accounting Standards

In March 2017, the FASB issued a new ASU that improves the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The new guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period and present the other components of net periodic pension cost below operating profit. The update is effective beginning with the first quarter of fiscal 2018.  We adopted this standard as of the first quarter of fiscal 2018.  The adoption of this ASU did not have any impact on our consolidated financial position, results of operations or liquidity but did require a reclassification among selling, general and administrative expenses and other income on our consolidated statements of operations.

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

Our sales predominantly contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer.  Typically this occurs when the goods are shipped to the customer.  Revenues are recognized in an amount that reflects the net consideration we expect to receive in exchange for the goods.  We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold.  Under the new revenue guidance we recognize our shipping and handling activities as a fulfillment of our promise to transfer products to our customers.

We promote our products with advertising, consumer incentives and trade promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to the sale price based on amounts estimated as being due to customers and consumers at the end of a period. We derive these estimates principally on historical utilization and redemption rates.

-  6  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Payment terms in our invoices are based on the billing schedule established in our contracts or purchase orders with customers.  We generally recognize the related trade receivable when the goods are shipped.  In certain cases we require a payment in advance of performance when the customer’s credit has not been established.  We record these revenues as a contract liability; however these amounts have historically been immaterial.

The below tables set forth the adjustments to net sales, gross profit and selling, general and administrative expenses during each quarter of 2017 as a result of the newly adopted revenue recognition standard and newly adopted presentation of net periodic pension cost and net periodic postretirement benefit cost (in thousands).

	Thirteen Weeks Ended April 1, 2017
	As Reported	Impact of Revenue Adoption	Impact of Pension Adoption	As Adjusted
Net sales	$417,874	$(5,567)	$—	$412,307
Cost of goods sold	291,088	—	—	291,088
Gross profit	126,786	(5,567)	—	121,219
Selling, general and administrative expenses	53,634	(5,567)	453	48,520
Operating income	68,680	—	(453)	68,227
Other income	(2,144)	—	(453)	(2,597)
Net income	$32,764	$—	$—	$32,764

Basic and diluted earnings per share	$0.49	$—	$—	$0.49

	Thirteen Weeks Ended July 1, 2017
	As Reported	Impact of Revenue Adoption	Impact of Pension Adoption	As Adjusted
Net sales	$368,134	$(6,458)	$—	$361,676
Cost of goods sold	257,119	—	—	257,119
Gross profit	111,015	(6,458)	—	104,557
Selling, general and administrative expenses	49,591	(6,458)	453	43,586
Operating income	57,159	—	(453)	56,706
Other income	(816)	—	(453)	(1,269)
Net income	$22,061	$—	$—	$22,061

Basic and diluted earnings per share	$0.33	$—	$—	$0.33

	Thirteen Weeks Ended September 30, 2017
	As Reported	Impact of Revenue Adoption	Impact of Pension Adoption	As Adjusted
Net sales	$408,364	$(2,313)	$—	$406,051
Cost of goods sold	285,109	—	—	285,109
Gross profit	123,255	(2,313)	—	120,942
Selling, general and administrative expenses	43,019	(2,313)	293	40,999
Operating income	75,971	—	(293)	75,678
Other expense (income)	95	—	(293)	(198)
Net income	$32,730	$—	$—	$32,730

Basic and diluted earnings per share	$0.49	$—	$—	$0.49

-  7  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Thirteen Weeks Ended December 30, 2017
	As Reported	Impact of Revenue Adoption	Impact of Pension Adoption	As Adjusted
Net sales	$473,684	$(7,331)	$—	$466,353
Cost of goods sold	372,493	—	—	372,493
Gross profit	101,191	(7,331)	—	93,860
Selling, general and administrative expenses	58,990	(7,331)	292	51,951
Operating income	37,592	—	(292)	37,300
Other expense (income)	1,258	—	(292)	966
Net income	$129,908	$—	$—	$129,908

Basic and diluted earnings per share	$1.95	$—	$—	$1.95

In January 2017, the FASB issued a new ASU that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business may affect many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU is applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard as of the first quarter of fiscal 2018, and there was no material impact to our consolidated financial statements.

In August 2016, the FASB issued new ASU to provide guidance on eight specific cash flow classification issues and reduce diversity in practice in how some cash receipts and cash payments are presented and classified on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard as of the first quarter of fiscal 2018, and there was no material impact to our consolidated financial statements.

Recently Issued Accounting Standards

In January 2017, the FASB issued an amendment to the standards of goodwill impairment testing.  The new guidance simplifies the test for goodwill impairment, by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The update is effective fiscal years beginning after December 15, 2019.   We expect to adopt the standards when they become effective.

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

The following table sets forth the preliminary allocation of the Back to Nature acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. During the first quarter of 2018, we recorded a purchase price adjustment to increase goodwill by  $1.3 million and unamortizable trademarks by $0.1 million, and decrease inventory by $0.2  million and other working capital by $1.2 million.  We anticipate completing the purchase price allocation during the fourth quarter of fiscal 2018.

Back to Nature Acquisition (in thousands):

Purchase Price:
Cash paid	$162,848
Total	$162,848

Preliminary Allocation:
Trademarks—unamortizable intangible assets	$109,900
Trademarks—amortizable intangible assets	12,800
Goodwill	34,808
Customer relationship intangibles—amortizable intangible assets	14,700
Inventory	6,585
Long-term deferred income tax liabilities, net	(10,801)
Other working capital	(5,144)
Total	$162,848

The Back to Nature acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	March 31, 2018	December 30, 2017
Raw materials and packaging	$70,553	$70,315
Work-in-process	113,384	140,425
Finished goods	271,427	291,109
Total	$455,364	$501,849

-  9  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	March 31, 2018			December 30, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$19,600	$2,549	$17,051	$19,600	$2,276	$17,324
Customer relationships	344,990	102,031	242,959	344,990	97,695	247,295
Total amortizable intangible assets	$364,590	$104,580	$260,010	$364,590	$99,971	$264,619

Unamortizable Intangible Assets
Goodwill	$650,568			$649,292
Trademarks	$1,483,701			$1,483,601

Amortization expense associated with amortizable intangible assets for the first quarter of 2018 was $4.6 million,  and is recorded in operating expenses. Amortization expense associated with amortizable intangible assets for the first quarter of 2017 was $4.5 million.  We expect to recognize an additional $13.8 million of amortization expense associated with our amortizable intangible assets during the remainder of fiscal 2018, and thereafter $18.4 million of amortization expense in each of the fiscal years 2019 through 2022.  See Note 3, “Acquisitions.”

(6)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	March 31, 2018	December 30, 2017
Revolving credit loans	$—	$—
Tranche B term loans due 2022	525,110	650,110
4.625% senior notes due 2021	700,000	700,000
5.25% senior notes due 2025	900,000	900,000
Unamortized deferred financing costs	(30,236)	(34,167)
Unamortized discount	2,023	1,631
Total long-term debt, net of unamortized deferred financing costs and discount	2,096,897	2,217,574
Current portion of long-term debt	—	—
Long-term debt, net of unamortized deferred financing costs and discount, and excluding current portion	$2,096,897	$2,217,574

As of March 31, 2018, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2018	$—
2019	—
2020	—
2021	700,000
2022	525,110
Thereafter	900,000
Total	$2,125,110

-  10  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Senior Secured Credit Agreement.  In fiscal 2017, we refinanced our senior secured credit facility twice by amending and restating our senior secured credit agreement, first on March 30, 2017, and again on November 20, 2017.

The first refinancing, on March 30, 2017, reduced by 0.75% the spread over LIBOR or the applicable base rate on the then-outstanding $640.1 million of tranche B term loans.

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

During the first quarter of 2018, we made optional prepayments of $125.0 million aggregate principal amount of our tranche B term loans.    At March 31, 2018, $525.1 million aggregate principal amount of tranche B term loans were outstanding and no amount of revolving credit loans were outstanding under our credit agreement.  During the second quarter of 2018, we made an optional prepayment of $25.0 million aggregate principal amount of our tranche B term loans.  See Note 17, “Subsequent Event.”  The entire remaining $500.1 million principal amount of tranche B term loans outstanding are due and payable at maturity on November 2, 2022.

At March 31, 2018, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $697.8 million.  Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.

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

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. At March 31, 2018, the tranche B term loan interest rate was approximately 3.88%.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 7.00 to 1.00.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of March 31, 2018, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 4.625% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of March 31, 2018, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

The indenture governing the 5.25% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of March 31, 2018, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes.

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

Accrued Interest.  At March 31, 2018 and December 30, 2017, accrued interest of $34.6 million and $14.6 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Loss on Extinguishment of Debt.  During the first quarter of 2018, we incurred a loss on extinguishment of debt in connection with the prepayment of our tranche B term loans, which includes the write-off of deferred debt financing costs of $2.4 million and the write-off of unamortized discount of $0.4 million.   During the first quarter of 2017, we incurred a loss on extinguishment of debt in connection with the refinancing of our tranche B term loans. The loss on extinguishment includes the write-off of deferred debt financing costs of $0.1 million and the write-off of unamortized discount of less than $0.1 million.

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

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of March 31, 2018 and December 30, 2017 are as follows (in thousands):

	March 31, 2018				December 30, 2017
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		—		—
Tranche B term loans due 2022	523,358	(2)	527,283	(1)	647,831	(2)	652,689	(1)
4.625% senior notes due 2021	700,000		694,750	(4)	700,000		710,500	(4)
5.25% senior notes due 2025	903,775	(3)	837,122	(4)	903,910	(3)	919,729	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche B term loans are net of discount.  At March 31, 2018 and December 30, 2017, the face amounts of the tranche B term loans were $525.1 million and $650.1 million, respectively.

(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At March 31, 2018 and December 30, 2017 the face amount of the 5.25% senior notes due 2025 was $900.0 million.
(4)	Fair values are estimated based on quoted market prices.

There was no Level 3 activity during the first quarter of 2018 or 2017.

-  14  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the first quarter of 2018 and 2017 are as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Affected Line Item in
	March 31,	April 1,	the Statement Where
Details about AOCL Components	2018	2017	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$—	$9	See (1) below
Amortization of unrecognized loss	148	73	See (1) below
Accumulated other comprehensive loss before tax	148	82	Total before tax
Tax expense	(37)	(31)	Income tax expense
Total reclassification	$111	$51	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits” for additional information.

Changes in AOCL for the first quarter of 2018 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Beginning balance	$(12,985)	$(7,771)	$(20,756)
Other comprehensive income before reclassifications	—	3,132	3,132
Amounts reclassified from AOCL	111	—	111
Net current period other comprehensive income	111	3,132	3,243
Ending balance	$(12,874)	$(4,639)	$(17,513)

(9)Stock Repurchase Program

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of the company’s common stock through March 15, 2019.  Under the authorization, the company may purchase shares of common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.

The timing and amount of stock repurchases under the program, if any, will be at the discretion of management, and will depend on available cash, market conditions and other considerations.  Therefore, we cannot assure you as to the number or aggregate dollar amount of shares, if any, that will be repurchased under the repurchase program.  We may discontinue the program at any time.  Any shares repurchased pursuant to the repurchase program will be cancelled.

We did not repurchase any shares of common stock during the first quarter of 2018.

-  15  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension cost for company sponsored defined benefit pension plans for the first quarter of 2018 and 2017 includes the following components (in thousands):

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017
Service cost—benefits earned during the period	$1,985	$1,370
Interest cost on projected benefit obligation	1,262	1,215
Expected return on plan assets	(2,001)	(1,750)
Amortization of unrecognized prior service cost	—	9
Amortization of unrecognized loss	148	73
Net periodic pension cost	$1,394	$917

As a result of adopting the ASU issued by the FASB in March 2017, which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost, we have reclassified net periodic pension cost, excluding service cost, out of selling, general and administrative expenses and into other income on our consolidated statements of operations.

During the first quarter of 2018, we made $1.1 million of defined benefit pension plan contributions. We do not plan to make additional contributions during the remainder of fiscal 2018.

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

B&G Foods made contributions to the plan of $0.2 million in the first quarter of 2018 and expects to pay surcharges of less than $0.1 million in fiscal 2018 assuming consistent hours are worked.  B&G Foods contributed $0.2 million in fiscal 2017 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

-  16  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)Commitments and Contingencies

Operating Leases.  As of March 31, 2018, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2018	$9,875
2019	11,502
2020	9,382
2021	6,173
2022	1,908
Thereafter	6,257
Total	$45,097

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first quarter of 2018 or 2017 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of March 31, 2018, approximately 1,628 of our 2,584 employees, or 63.0%, were covered by collective bargaining agreements.    None of our collective bargaining agreements is scheduled to expire within one year.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the first quarter of 2018 there were 727,311 and for the first quarter of 2017 there were 24,368 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017
Weighted average shares outstanding:
Basic	66,517,652	66,474,474
Net effect of potentially dilutive share-based compensation awards	197,708	309,815
Diluted	66,715,360	66,784,289

(13)Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 57.1% and 56.1% of consolidated net sales for the first quarter of 2018 and 2017, respectively.  Our top ten customers accounted for approximately 56.1% and 49.4% of our consolidated trade accounts receivables as of March 31, 2018 and December 30, 2017, respectively. Other than Walmart, which accounted for 24.6% and 23.3% of our consolidated net sales for the first quarter of 2018 and 2017, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2018 or 2017. Other than Walmart, which accounted for 20.6% and 21.5% of our consolidated trade accounts receivables as of March 31, 2018 and December 30, 2017, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of March 31, 2018, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first quarter of 2018 and 2017, our sales to customers in foreign countries represented approximately 6.7% and 7.4%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details our stock option activity for the first quarter of fiscal 2018 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2018	832,569	$33.45
Granted	337,179	$26.80
Exercised	—	$—
Forfeited	(3,160)	$38.45
Outstanding at end of first quarter of 2018	1,166,588	$31.52	5.28	$1,577
Exercisable at end of first quarter of 2018	508,094	$30.85	5.35	$296

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

	2018	2017
Weighted average grant date fair value	$3.65	$7.55
Expected volatility	30.6%	29.2%
Expected term	6.5 years	6.5 years
Risk-free interest rate	2.7%	2.4%
Dividend yield	6.9%	4.5%

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the first quarter of 2018 and 2017 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
	March 31,	April 1,
Consolidated Statements of Operations Location	2018	2017
Compensation expense included in cost of goods sold	$269	$222
Compensation expense included in selling, general and administrative expenses	569	921
Total compensation expense for share-based payments	$838	$1,143

As of March 31, 2018, there was $2.6 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.75 years and $1.9 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.75 years.

-  19  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our non-vested performance share LTIAs for the first quarter of 2018:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2018	437,218	$29.36
Granted	241,482	$21.40
Vested	(150,255)	$23.84
Forfeited	(3,056)	$33.45
End of first quarter of 2018	525,389	$27.26

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

The following table details the number of shares of common stock issued by our company during the first  quarter of 2018 and 2017 upon the vesting of performance share LTIAs, the exercise of stock options and other share-based payments (dollars in thousands):

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017
Number of performance shares vested	150,255	110,528
Shares withheld to fund statutory minimum tax withholding	57,298	42,368
Shares of common stock issued for performance share LTIAs	92,957	68,160
Shares of common stock issued to non-employee directors for annual equity grants	1,119	—
Total shares of common stock issued	94,076	68,160
Excess tax benefit	$305	$826

(1)

As a result of the adoption of ASU 2016-09, we recognized discrete tax benefits of $0.3 million and $0.8 million in the income taxes line item of our consolidated statement of operations for the first quarter 2018 and 2017, respectively, related to excess tax benefits upon vesting or settlement.

-  20  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017 (2)
Brand:(1)
Green Giant - frozen	$94,889	$84,134
Spices & Seasonings(3)	62,760	63,170
Ortega	37,854	36,346
Green Giant - shelf stable	25,683	27,600
Pirate Brands	20,996	25,574
Cream of Wheat	18,424	16,573
Maple Grove Farms of Vermont	16,965	18,670
Mrs. Dash	16,736	16,713
Bear Creek Country Kitchens	11,621	11,839
All other brands(4)	125,801	111,688
Total	$431,729	$412,307

(1)

Table includes net sales for each of our brands whose first quarter of 2018 net sales were equal to or exceeded 3% of our total first quarter of 2018 net sales and for “all other brands” in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.

(2)	Net sales for the first quarter of 2017 have been adjusted to reflect our retrospective adoption of the new revenue recognition standard. See Note 2, “Newly Adopted Accounting Standards.”
(3)

Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.

(4)	Net sales for “all other brands” for the first quarter of 2018 has been impacted by the Back to Nature acquisition, which we completed on October 2, 2017.

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

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of March 31, 2018 and December 30, 2017, the related condensed consolidating statement of operations for the thirteen weeks ended March 31, 2018 and April 1, 2017, and the related condensed consolidating statement of cash flows for the thirteen weeks ended March 31, 2018 and April 1, 2017 for:

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

As of March 31, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$106,733	11,411	—	$118,144
Trade accounts receivable, net	—	146,347	14,411	—	160,758
Inventories, net	—	390,377	64,987	—	455,364
Prepaid expenses and other current assets	—	13,583	4,193	—	17,776
Income tax receivable	—	15,584	204	—	15,788
Total current assets	—	672,624	95,206	—	767,830

Property, plant and equipment, net	—	226,331	45,419	—	271,750
Goodwill	—	650,568	—	—	650,568
Other intangibles, net	—	1,743,711	—	—	1,743,711
Other assets	—	1,506	14	—	1,520
Deferred income taxes	—	—	3,384	—	3,384
Investments in subsidiaries	3,030,747	97,099	—	(3,127,846)	—
Total assets	$3,030,747	$3,391,839	$144,023	$(3,127,846)	$3,438,763

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$—	$97,010	$14,303	$—	$111,313
Accrued expenses	—	56,869	4,011	—	60,880
Income tax payable	—	—	68	—	68
Dividends payable	30,966	—	—	—	30,966
Intercompany payables	—	(28,542)	28,542	—	—
Total current liabilities	30,966	125,337	46,924	—	203,227

Long-term debt	2,127,133	(30,236)	—	—	2,096,897
Other liabilities	—	24,854	—	—	24,854
Deferred income taxes	—	241,137	—	—	241,137
Total liabilities	2,158,099	361,092	46,924	—	2,566,115

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	666	—	—	—	666
Additional paid-in capital	234,827	2,395,817	68,253	(2,464,070)	234,827
Accumulated other comprehensive loss	(17,513)	(17,513)	(4,638)	22,151	(17,513)
Retained earnings	654,668	652,443	33,484	(685,927)	654,668
Total stockholders’ equity	872,648	3,030,747	97,099	(3,127,846)	872,648
Total liabilities and stockholders’ equity	$3,030,747	$3,391,839	$144,023	$(3,127,846)	$3,438,763

-  22  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

As of December 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$204,815	$1,691	$—	$206,506
Trade accounts receivable, net	—	129,769	11,623	—	141,392
Inventories, net	—	428,613	73,236	—	501,849
Prepaid expenses and other current assets	—	15,932	4,122	—	20,054
Income tax receivable	—	16,259	535	—	16,794
Intercompany receivables	—	—	—	—	—
Total current assets	—	795,388	91,207	—	886,595

Property, plant and equipment, net	—	229,219	42,973	—	272,192
Goodwill	—	649,292	—	—	649,292
Other intangibles, net	—	1,748,220	—	—	1,748,220
Other assets	—	1,603	14	—	1,617
Deferred income taxes	—	(1)	3,123	—	3,122
Investments in subsidiaries	3,163,482	91,766	—	(3,255,248)	—
Total assets	$3,163,482	$3,515,487	$137,317	$(3,255,248)	$3,561,038

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$—	$102,594	$19,764	$—	$122,358
Accrued expenses	—	45,586	2,481	—	48,067
Current portion of long-term debt	—	—	—	—	—
Income tax payable	—	—	139	—	139
Dividends payable	30,922	—	—	—	30,922
Intercompany payables	—	(23,167)	23,167	—	—
Total current liabilities	30,922	125,013	45,551	—	201,486

Long-term debt	2,251,741	(34,167)	—	—	2,217,574
Other liabilities	—	24,881	—	—	24,881
Deferred income taxes	—	236,278	—	—	236,278
Total liabilities	2,282,663	352,005	45,551	—	2,680,219

Stockholders' Equity:
Common stock	665	—	—	—	665
Additional paid-in capital	266,789	2,552,342	68,253	(2,620,595)	266,789
Accumulated other comprehensive loss	(20,756)	(20,756)	(7,771)	28,527	(20,756)
Retained earnings	634,121	631,896	31,284	(663,180)	634,121
Total stockholders’ equity	880,819	3,163,482	91,766	(3,255,248)	880,819
Total liabilities and stockholders’ equity	$3,163,482	$3,515,487	$137,317	$(3,255,248)	$3,561,038

-  23  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended March 31, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$407,848	$52,315	$(28,434)	$431,729
Cost of goods sold	—	311,225	45,582	(28,434)	328,373
Gross profit	—	96,623	6,733	—	103,356

Operating expenses:
Selling, general and administrative expenses	—	39,139	3,429	—	42,568
Amortization expense	—	4,609	—	—	4,609
Operating income	—	52,875	3,304	—	56,179

Other income and expenses:
Interest expense, net	—	28,306	—	—	28,306
Loss on extinguishment of debt	—	2,778	—	—	2,778
Other income	—	(2,054)	—	—	(2,054)
Income before income tax expense	—	23,845	3,304	—	27,149
Income tax expense	—	5,498	1,104	—	6,602
Equity in earnings of subsidiaries	20,547	2,200	—	(22,747)	—
Net income	$20,547	$20,547	$2,200	$(22,747)	$20,547
Comprehensive income (loss)	$23,790	$20,436	$5,332	$(25,768)	$23,790

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended April 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$388,980	$47,175	$(23,848)	$412,307
Cost of goods sold	—	272,328	42,608	(23,848)	291,088
Gross profit	—	116,652	4,567	—	121,219

Operating expenses:
Selling, general and administrative expenses	—	46,076	2,444	—	48,520
Amortization expense	—	4,472	—	—	4,472
Operating income	—	66,104	2,123	—	68,227

Other income and expenses:
Interest expense, net	—	19,647	—	—	19,647
Loss on extinguishment of debt	—	118	—	—	118
Other income	—	(2,597)	—	—	(2,597)
Income before income tax expense	—	48,936	2,123	—	51,059
Income tax expense	—	17,632	663	—	18,295
Equity in earnings of subsidiaries	32,764	1,460	—	(34,224)	—
Net income	$32,764	$32,764	$1,460	$(34,224)	$32,764
Comprehensive income (loss)	$37,041	$32,713	$5,685	$(38,398)	$37,041

-  24  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended March 31, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$69,554	$4,190	$—	$73,744

Cash flows from investing activities:
Capital expenditures	—	(4,504)	(468)	—	(4,972)
Proceeds from sale of assets	—	—	—	—	—
Payments for acquisition of businesses, net of cash acquired	—	—	—	—	—
Net cash used in investing activities	—	(4,504)	(468)	—	(4,972)

Cash flows from financing activities:
Repayments of long-term debt	(125,000)	—	—	—	(125,000)
Proceeds from issuance of long-term debt	—	—	—	—	—
Borrowings under revolving credit facility	—	—	—	—	—
Dividends paid	(30,922)	—	—	—	(30,922)
Excess tax benefits from share-based compensation	—	—	—	—	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,832)	—	—	(1,832)
Debt financing costs	—	—	—	—	—
Intercompany transactions	155,922	(161,300)	5,378	—	—
Net cash (used in) provided by financing activities	—	(163,132)	5,378	—	(157,754)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	620	—	620
Net (decrease) increase in cash and cash equivalents	—	(98,082)	9,720	—	(88,362)
Cash and cash equivalents at beginning of period	—	204,815	1,691	—	206,506
Cash and cash equivalents at end of period	$—	$106,733	$11,411	$—	$118,144

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended April 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$(2,078)	$4,571	$—	$2,493

Cash flows from investing activities:
Capital expenditures	—	(8,122)	(2,199)	—	(10,321)
Proceeds from sale of assets	—	2,229	—	—	2,229
Payments for acquisition of businesses, net of cash acquired	—	(147)	—	—	(147)
Net cash used in investing activities	—	(6,040)	(2,199)	—	(8,239)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	—
Borrowings under revolving credit facility	45,000	—	—	—	45,000
Dividends paid	(30,879)	—	—	—	(30,879)
Excess tax benefits from share-based compensation	—	—	—	—	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(2,009)	—	—	(2,009)
Debt financing costs	—	(2,626)	—	—	(2,626)
Intercompany transactions	(14,121)	12,559	1,562	—	—
Net cash provided by financing activities	—	7,924	1,562	—	9,486
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(772)	—	(772)
Net (decreased) increase in cash and cash equivalents	—	(194)	3,162	—	2,968
Cash and cash equivalents at beginning of period	—	25,119	3,714	—	28,833
Cash and cash equivalents at end of period	$—	$24,925	$6,876	$—	$31,801

-  25  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(17)Subsequent Event

During the second quarter of 2018, we made an optional prepayment of $25.0 million aggregate principal amount of our tranche B term loans. See Note 6, “Long-Term Debt.”

-  26  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended March 31, 2018 (first quarter of 2018) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2017 (fiscal 2017) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2018 (which we refer to as our 2017 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 45 brands into our company. Most recently, on October 2, 2017, we completed the acquisition of Back to Nature Foods Company, LLC and related entities from Brynwood Partners VI L.P., Mondelēz International and certain other sellers. We refer to this acquisition in this report as the “Back to Nature acquisition.”  This acquisition has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition. This acquisition and the application of the acquisition method of accounting affect comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading “Forward‑Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs.  We purchase raw materials, including agricultural products, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.  For example, during first quarter of 2018, we experienced industry-wide and anticipated significant increases in freight expenses and we expect freight expenses to continue to increase through at least the remainder of 2018.

We have also seen and expect to continue to see moderate net cost increases for raw materials in the marketplace during 2018 and are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through the remainder of fiscal 2018 at a cost increase of less than 1% of cost of goods sold. During fiscal 2017, we had a minimal cost increase for a majority of our most significant commodities (excluding, among others, maple syrup). To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

-  27  -

We attempt to manage cost inflation risks by locking in prices through short‑term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. For example, in response to inflationary pressure, we announced list price increases for the majority of our products during the first quarter of 2018 that we expect will benefit our net pricing beginning in the second quarter of 2018, with most of the benefit from the list price increases occurring in the second half of the year.  However, increases in the prices we charge our customers often lag behind rising input costs and competitive pressures may limit our ability to quickly raise prices, or to raise prices at all, in response to rising costs.  Moreover, customer and consumer acceptance of price increases cannot be assured.

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first quarter of 2018 and 2017, our net sales to customers in foreign countries represented approximately 6.7% and 7.4%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

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

In our 2017 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to these policies from those disclosed in our 2017 Annual Report on Form 10-K.

-  28  -

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we were required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The U.S. Tax Act lowered the corporate income tax rate from 35% to 21%.

The reduction in the corporate income tax rate from 35% to 21% is effective for our fiscal 2018. We estimate that our consolidated effective tax rate for fiscal 2018 will be approximately 25%.

We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

The U.S. Tax Act also limits the deduction for net interest expense incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. We currently expect this limitation to have a temporary impact on our cash taxes, as the portion of our interest expense that exceeds the 30% limitation and is not deductible may be carried forward indefinitely.

The Securities and Exchange Commission issued guidance on December 23, 2017 providing a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As of December 30, 2017, we recorded all known and estimable impacts of the U.S. Tax Act that were effective for fiscal 2017. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2018 and beyond may differ from the estimates provided in this report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that currently contemplated.

-  29  -

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2018 and 2017 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	76.1%	70.6%
Gross profit	23.9%	29.4%

Operating expenses:
Selling, general and administrative expenses	9.9%	11.8%
Amortization expense	1.0%	1.1%
Operating income	13.0%	16.5%

Other income and expenses:
Interest expense, net	6.6%	4.8%
Loss on extinguishment of debt	0.6%	—%
Other income	(0.5)%	(0.7)%
Income before income tax expense	6.3%	12.4%
Income tax expense	1.5%	4.5%
Net income	4.8%	7.9%

As used in this section the terms listed below have the following meanings:

Net Sales.  Our net sales represents gross sales of products shipped to customers plus amounts charged to customers for shipping and handling, less cash discounts, coupon redemptions, slotting fees and trade promotional spending, including marketing development funds.

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

Other Income.  Other income includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes and the impact of the newly adopted presentation of net periodic pension cost and net periodic postretirement benefit cost below operating profit, in accordance with the FASB ASU issued in March 2017. See Note 2, “Newly Adopted Accounting Standards” for further details.

-  30  -

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

Base Business Net Sales.  Base business net sales is a non-GAAP financial measure used by management to measure operating performance.  We define base business net sales as our net sales excluding (1) the impact of acquisitions until at least one full quarter of net sales from acquisitions are included in both comparable periods (2) net sales of discontinued brands and (3) net sales of our IQF bulk rice business, see footnote 2 to the table below.  The portion of current period net sales attributable to recent acquisitions for which there is not at least one full quarter of net sales in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the last day of the quarter in which the first anniversary of the date of acquisition occurs, and the period from the date of acquisition to the end of the quarter in which the acquisition occurred.  For discontinued brands, the entire amount of net sales is excluded from each fiscal period being compared. Management has included this financial measure because it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued brands.

The definition of base business net sales set forth above, as it relates to acquisitions, was modified in the fourth quarter of 2017.  Under our previous definition of base business net sales, for each acquisition, the excluded period started at the beginning of the most recent fiscal period being compared and ended on the first anniversary of the acquisition date.  We believe that it is more useful to measure base business net sales on a full quarter basis.  The definition of base business net sales set forth above was modified in the first quarter of 2018 to exclude net sales of our IQF bulk rice business as described in footnote 2 below.

A reconciliation of base business net sales to reported net sales for the first quarter of 2018 and 2017 follows (in thousands):

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017
Net sales	$431,729	$412,307
Net sales from acquisitions(1)	(20,040)	—
Net sales of non-branded IQF bulk rice products(2)	(578)	(2,327)
Base business net sales	$411,111	$409,980

(1)	Reflects all net sales for Back to Nature for the first quarter of 2018. Back to Nature was acquired on October 2, 2017.
(2)

Reflects net sales of our non-branded individually quick frozen (IQF) bulk rice products, which is a product line we acquired as part of the Green Giant acquisition, and which we are excluding from reported net sales for the purposes of calculating base business net sales because we do not consider the non-branded IQF bulk rice products to be part of our core business or material.

-  31  -

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up, and gains and losses on the sale of assets), non-recurring expenses, gains and losses and the non-cash accounting impact of our inventory reduction plan.  Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related and non-recurring expenses, gains and losses and the non-cash accounting impact of our inventory reduction plan because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition-related and non-recurring expenses, gains and losses, the non-cash accounting impact of our inventory reduction plan and income taxes.  Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

-  32  -

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the first quarter of  2018 and 2017 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017
Net income	$20,547	$32,764
Income tax expense	6,602	18,295
Interest expense, net	28,306	19,647
Depreciation and amortization	13,064	12,218
Loss on extinguishment of debt	2,778	118
EBITDA	71,297	83,042
Acquisition-related and non-recurring expenses	3,269	5,842
Inventory reduction plan impact	14,850	—
Amortization of acquisition-related inventory step-up	—	1,550
Loss on sale of assets	—	1,608
Adjusted EBITDA	89,416	92,042
Income tax expense	(6,602)	(18,295)
Interest expense, net	(28,306)	(19,647)
Acquisition-related and non-recurring expenses	(3,269)	(5,842)
Inventory reduction plan impact	(14,850)	—
Write-off of property, plant and equipment	21	—
Deferred income taxes	4,821	10,280
Amortization of deferred financing costs and bond discount	1,545	1,331
Amortization of acquisition-related inventory step-up	—	(1,550)
Share-based compensation expense	838	1,143
Changes in assets and liabilities, net of effects of business combinations	30,130	(56,969)
Net cash provided by operating activities	$73,744	$2,493

Adjusted Net Income and Adjusted Diluted Earnings Per Share.  Adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures used by management to measure operating performance.  We define adjusted net income and adjusted diluted earnings per share as net income and diluted earnings per share adjusted for certain items that affect comparability.  These non-GAAP financial measures reflect adjustments to net income and diluted earnings per share to eliminate the items identified in the reconciliation below.  This information is provided in order to allow investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management.  Because we cannot predict the timing and amount of these items, management does not consider these items when evaluating our company’s performance or when making decisions regarding allocation of resources.

-  33  -

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the first quarter of 2018 and 2017 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended
	March 31,	April 1,
	2018	2017
Net income	$20,547	$32,764
Loss on extinguishment of debt, net of tax(1)	2,102	74
Acquisition-related and non-recurring expenses, net of tax	2,474	3,661
Inventory reduction plan impact, net of tax(2)	11,238	—
Acquisition-related inventory step-up, net of tax(3)	—	971
Loss on sale of assets, net of tax(4)	—	1,008
Adjusted net income	$36,361	$38,478
Adjusted diluted earnings per share	$0.55	$0.58

(1)

Loss on extinguishment of debt for the first quarter of 2018 includes the write-off of deferred debt financing costs and unamortized discount of $2.4 million and $0.4 million, respectively, relating to the repayment of outstanding borrowings under the tranche B term loans.  Loss on extinguishment of debt for the first quarter of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.1 million and less than $0.1 million, respectively, relating to the refinancing of our tranche B term loans.

(2)

Inventory reduction plan impact for the first quarter of 2018 relates to the allocation of certain fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in the first quarter of 2018 as part of our inventory reduction plan.

(3)

Acquisition-related inventory step-up for the first quarter of 2017 relates to the purchase accounting adjustments made to the finished goods inventory acquired in the spices & seasonings acquisition that we completed on November 21, 2016.

(4)

During the first quarter of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment.  We acquired the research center and related assets on November 2, 2015, as part of the Green Giant acquisition.  The sale resulted in a $1.6 million loss on sale of assets.

First quarter of 2018 compared to the first quarter of 2017

Net Sales.  Net sales increased $19.4 million, or 4.7%, to $431.7 million for the first quarter of 2018 from $412.3 million for the first quarter of 2017. Net sales of Back to Nature, acquired on October 2, 2017, contributed $20.0 million to our net sales for the first quarter of 2018.

Base business net sales for the first quarter of 2018 increased $1.1 million, or 0.3%, to $411.1 million from $410.0 million for the first quarter of 2017. The $1.1 million increase was attributable to an increase in net pricing of $1.2 million, or 0.3%, partially offset by a decrease in unit volume of $0.1 million.

Net sales of Green Giant frozen products for the first quarter of 2018 increased $10.8 million, or 12.8%, compared to the first quarter of 2017.  This growth was driven by Green Giant frozen innovation products.  Other brands that performed well during the quarter include Cream of Wheat, whose net sales increased 11.2%, Ortega, whose net sales increased 4.1%, and Victoria, whose net sales increased 11.0%.  This performance was offset, in part, by Pirate Brands, whose net sales decreased 17.9%, largely due to the timing of promotional activities, Maple Grove Farms of Vermont, whose net sales decreased 9.1%, Mama Mary’s, whose net sales decreased 9.8% and Green Giant shelf stable, whose net sales decreased by 6.9%.

See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for the first quarter of 2018 and the first quarter

-  34  -

of 2017 for each of our brands that were equal to or exceeded 3% of our total first quarter 2018 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales increases and decreases by brand for the first quarter of 2018:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - frozen	$10.8	12.8%
Cream of Wheat	1.9	11.2%
Ortega	1.5	4.1%
Victoria	1.2	11.0%

Pirate Brands	(4.6)	(17.9)%
Green Giant - shelf stable	(1.9)	(6.9)%
Maple Grove Farms of Vermont	(1.7)	(9.1)%
Mama Mary's	(1.0)	(9.8)%
TrueNorth	(0.9)	(38.3)%
All other brands	(4.2)	(2.3)%
Base business net sales increase	$1.1	0.3%

Gross Profit.  Gross profit was $103.4 million for the first quarter of 2018 compared to $121.2 million for the first quarter of 2017.  Gross profit expressed as a percentage of net sales decreased to 23.9% in the first quarter of 2018 from 29.4% in the first quarter of 2017.  Excluding the negative impact of $16.1 million of non-recurring expenses, including the non-cash accounting impact of our inventory reduction plan, and acquisition-related expenses, including Back to Nature integration expenses, gross profit as a percentage of net sales was 27.7% for the quarter.  The remaining 1.7 percentage point decrease in gross profit percentage was attributable to industry-wide and anticipated increases in freight expenses, partially offset by procurement savings, a decrease in warehousing expenses and an increase in net pricing.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $5.9 million, or 12.3%, to $42.6 million for the first quarter of 2018 from $48.5 million for the first quarter of 2017.  The decrease was composed of a decrease in acquisition-related and non-recurring expenses of $5.4 million, reduced consumer marketing expenses of $1.8 million and reduced warehousing expenses of $0.7 million, partially offset by other increases of $2.0 million.  Expressed as a percentage of net sales, selling, general and administrative expenses improved by 1.9 percentage points to 9.9% for the first quarter of 2018 compared to 11.8% for the first quarter of 2017.

Amortization Expense.  Amortization expense increased $0.1 million to $4.6 million for the first quarter of 2018 from $4.5 million for the first quarter of 2017 due to the Back to Nature acquisition completed in fiscal 2017.

Operating Income.  As a result of the foregoing, operating income decreased $12.0 million, or 17.7%, to $56.2 million for the first quarter of 2018 from $68.2 million for the first quarter of 2017.  Operating income expressed as a percentage of net sales decreased to 13.0% in the first quarter of 2018 from 16.5% in the first quarter of 2017.

Net Interest Expense.  Net interest expense increased $8.7 million, or 44.1%, to $28.3 million for the first quarter of 2018 from $19.6 million in the first quarter of 2017.  The increase was primarily attributable to additional borrowings made in the fourth quarter of 2017 to fund the Back to Nature acquisition and in the second and fourth quarters of 2017 in connection with our senior notes offerings. See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first quarter of 2018 includes the write-off of deferred debt financing costs and unamortized discount of $2.4 million and $0.4 million, respectively, relating to the repayment of $125.0 million aggregate principal amount of our tranche B term loans.  Loss on extinguishment of debt for the first quarter of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.1 million and less than $0.1 million, respectively, relating to the refinancing of our tranche B term loans.

-  35  -

Other Income. Other income for the first quarter of 2018 and 2017 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.5 million and $2.1 million, respectively. Other income for the first quarter of 2018 and 2017 also includes the impact of the newly adopted presentation of net periodic pension cost and net periodic postretirement benefit costs below operating profit, in the amount of $0.6 million and $0.5 million, respectively.

Income Tax Expense.  Income tax expense decreased $11.7 million to $6.6 million for the first quarter of 2018 from $18.3 million for the first quarter of 2017. Our effective tax rate was 24.3% for the first quarter of 2018 and 35.8% for the first quarter of 2017.  See “U.S. Tax Act” above.

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

Cash Flows

Net cash provided by operating activities increased $71.3 million to $73.7 million for the first quarter of 2018 from $2.5 million for the first quarter of 2017. The increase in net cash provided by operating activities primarily reflects favorable working capital (comprised of changes in inventories, accounts receivable and accrued expenses) comparisons to the first quarter of 2017. This increase is mainly due to a decrease in inventory and the timing of payments received in 2017 from post-acquisition transition services agreements.  The inventory reduction in the first quarter of 2018 is primarily attributable to our inventory reduction plan.

Net cash used in investing activities for the first quarter of 2018 decreased $3.3 million to $5.0 million from $8.2 million for the first quarter of 2017. The decrease was attributable to a decrease in capital spending, partially offset by the proceeds from the sale of assets. Capital expenditures in the first quarter 2018 and 2017 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. During the first  quarter of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment, which we acquired as part of the Green Giant acquisition, resulting in a $1.6 million loss on sale of assets.

Net cash used in financing activities for the first quarter of 2018 was $157.8 million compared to net cash provided by financing activities of $9.5 million for the first quarter of 2017.  Net cash used in financing activities for the first quarter of 2018 consisted of the $125.0 million optional prepayment of our tranche B term loans, $30.9 million of dividend payments and $1.8 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation.  Net cash provided by financing activities for the first quarter of 2017 consisted of $45.0 million of revolving credit facility borrowings, partially offset by $30.9 million of dividend payments, $2.0 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation and $2.6 million of debt financing costs.

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

-  36  -

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

For the first quarter of 2018 and 2017, we had net cash provided by operating activities of $73.7 million and $2.5 million, respectively, and distributed as dividends of $30.9 million in each quarter. Based upon our current dividend rate of $1.86 per share per annum, we expect our aggregate dividend payments in fiscal 2018 to be approximately $123.8 million.

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

The first refinancing, on March 30, 2017, reduced by 0.75% the spread over LIBOR or the applicable base rate on the then-outstanding $640.1 million of tranche B term loans.

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

During the first quarter of 2018, we made optional prepayments of $125.0 million aggregate principal amount of our tranche B term loans. At March 31, 2018, $525.1 million of tranche B term loans and no amount of revolving loans were outstanding under our credit agreement.  During the second quarter of 2018, we made an optional

-  37  -

prepayment of $25.0 million aggregate principal amount of our tranche B term loans.  As of the date of this report, $500.1 million of tranche B term loans remains outstanding.

Our credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

At March 31, 2018, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $697.8 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  The revolving credit facility matures on November 21, 2022.

The entire $500.1 million principal amount of tranche B term loans outstanding are due and payable at maturity on November 2, 2022.

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

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. At March 31, 2018, the tranche B term loan interest rate was approximately 3.88%.

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

Interest on the 4.625% senior notes is payable on June 1 and December 1 of each year.  The 4.625% senior notes will mature on June 1, 2021, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 4.625% senior notes as described in Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.  We may also, from time to time, seek to retire the 4.625% senior notes through cash repurchases of the 4.625% senior notes or exchanges of the 4.625% senior notes for equity securities or both, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a more detailed description of the 4.625% senior notes.

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

-  38  -

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

Interest on the 5.25% senior notes is payable on April 1 and October 1 of each year, commencing October 1, 2017.  The 5.25% senior notes will mature on April 1, 2025, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 5.25% senior notes as described in Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a more detailed description of the 5.25% senior notes.

Stock Repurchase Program

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of the company’s common stock through March 15, 2019.  Under the authorization, the company may purchase shares of common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission.

The timing and amount of stock repurchases under the program, if any, will be at the discretion of management, and will depend on available cash, market conditions and other considerations.  Therefore, we cannot assure you as to the number or aggregate dollar amount of shares, if any, that will be repurchased under the repurchase program.  We may discontinue the program at any time.  Any shares repurchased pursuant to the repurchase program will be cancelled.

We did not repurchase any shares of common stock during the first quarter of 2018.

Future Capital Needs

On March 31, 2018, our total long-term debt of $2,125.1 million, net of our cash and cash equivalents of $118.1 million, was $2,007.0 million.  Stockholders’ equity as of that date was $872.6 million.

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

We expect to make capital expenditures of approximately $50.0 million to $55.0 million in the aggregate during fiscal 2018, $4.6 million of which were made during the first quarter.  Our projected capital expenditures for fiscal 2018 include anticipated capital expenditures of approximately $2.0 million for new productivity projects, $5.5 million to fund infrastructure optimization projects, $3.6 million for IT infrastructure including cyber security, and approximately $12.4 million in connection with the implementation of a new enterprise resource planning (ERP) system.

-  39  -

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

Inflation

See “—General—Fluctuations in Commodity Prices and Production and Distribution Costs” above.

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

Off-balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first quarter of 2018, except for the prepayment of a portion of our tranche B term loans, see “—Debt” above, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2017 Annual Report on Form 10-K.

Forward-Looking Statements

This report includes forward-looking statements, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements.  We believe important factors that could cause actual results to differ materially from our expectations include the following:

•	our substantial leverage;
•	the impact to our business and our financial results of the U.S. Tax Act;
•	the effects of rising costs for raw materials, packaging, ingredients and distribution;

-  40  -

•	crude oil prices and their impact on distribution, packaging and energy costs;
•	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
•	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
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

•	other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Item 1A, “Risk Factors,” in our 2017 Annual Report on Form 10-K.

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

-  41  -

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

Commodity Prices and Inflation.  The information under the heading “General—Fluctuations in Commodity Prices and Production and Distribution Costs” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Interest Rate Risk.  In the normal course of operations, we are exposed to market risks relating to our long-term debt arising from adverse changes in interest rates.  Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates.

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At March 31, 2018, we had $1,600.0 million of fixed rate debt and $525.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at March 31, 2018, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $5.3 million.

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of March 31, 2018 and December 30, 2017 are as follows (in thousands):

	March 31, 2018				December 30, 2017
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		—		—
Tranche B term loans due 2022	523,358	(2)	527,283	(1)	647,831	(2)	652,689	(1)
4.625% senior notes due 2021	700,000		694,750	(4)	700,000		710,500	(4)
5.25% senior notes due 2025	903,775	(3)	837,122	(4)	903,910	(3)	919,729	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche B term loans are net of discount.    At March 31, 2018 and December 30, 2017, the face amounts of the tranche B term loans were $525.1 million and $650.1 million, respectively.

(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At March 31, 2018 and December 30, 2017 the face amount of the 5.25% senior notes due 2025 was $900.0 million.
(4)	Fair values are estimated based on quoted market prices.

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

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first quarter of 2018, our net sales to customers in foreign countries represented approximately 6.7% of our total net sales.  During the first quarter of 2017, our net sales to customers in foreign countries represented approximately 7.4% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased

-  42  -

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

Changes in Internal Control Over Financial Reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, except as described below, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We transitioned our recently acquired spices & seasonings business to a new enterprise resource planning (ERP) system during fiscal 2017. We plan to continue implementing the ERP system throughout the remainder of our businesses over the course of approximately the next two years. In connection with these implementations and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.

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

-  43  -

 PART II

OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 11 to our unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2017 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the first quarter of 2018.

Issuer Purchases of Equity Securities

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of our company’s common stock through March 15, 2019.  See  Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program.”  We did not repurchase any shares of common stock during the first quarter of 2018.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

-  44  -

Item 6.Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101.1

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

-  45  -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2018	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

-  46  -