Form 10-Q
period 2018-06-30
B&G Foods, Inc.
filed 2018-08-06
CIK 1278027

As filed with the Securities and Exchange Commission on August 6, 2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

As of August 3, 2018, the registrant had 65,932,291 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

-  i  -

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$62,840	$206,506
Trade accounts receivable, net	137,147	141,392
Inventories	446,273	501,849
Prepaid expenses and other current assets	24,371	20,054
Income tax receivable	16,712	16,794
Total current assets	687,343	886,595

Property, plant and equipment, net of accumulated depreciation of $217,518 and $200,664	271,955	272,192
Goodwill	652,143	649,292
Other intangibles, net	1,739,102	1,748,220
Other assets	1,479	1,617
Deferred income taxes	3,091	3,122
Total assets	$3,355,113	$3,561,038

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$115,595	$122,358
Accrued expenses	37,301	48,067
Income tax payable	140	139
Dividends payable	31,318	30,922
Total current liabilities	184,354	201,486

Long-term debt	2,073,874	2,217,574
Other liabilities	25,998	24,881
Deferred income taxes	243,873	236,278
Total liabilities	2,528,099	2,680,219
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 65,932,291 and 66,499,044 shares issued and outstanding as of June 30, 2018 and December 30, 2017	659	665
Additional paid-in capital	186,745	266,789
Accumulated other comprehensive loss	(23,034)	(20,756)
Retained earnings	662,644	634,121
Total stockholders’ equity	827,014	880,819
Total liabilities and stockholders’ equity	$3,355,113	$3,561,038

See Notes to Consolidated Financial Statements.

-  1  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net sales	$388,378	$361,676	$820,107	$773,983
Cost of goods sold	307,205	257,119	635,578	548,207
Gross profit	81,173	104,557	184,529	225,776

Operating expenses:
Selling, general and administrative expenses	37,272	43,586	79,840	92,106
Amortization expense	4,609	4,265	9,218	8,737
Operating income	39,292	56,706	95,471	124,933

Other income and expenses:
Interest expense, net	27,607	21,998	55,913	41,645
Loss on extinguishment of debt	546	1,045	3,324	1,163
Other expense (income)	388	(1,269)	(1,666)	(3,866)
Income before income tax expense	10,751	34,932	37,900	85,991
Income tax expense	2,775	12,871	9,377	31,166
Net income	$7,976	$22,061	$28,523	$54,825

Weighted average shares outstanding:
Basic	66,307	66,482	66,412	66,478
Diluted	66,354	66,711	66,535	66,748

Basic and diluted earnings per share	$0.12	$0.33	$0.43	$0.82

Cash dividends declared per share	$0.475	$0.465	$0.940	$0.930

See Notes to Consolidated Financial Statements.

-  2  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net income	$7,976	$22,061	$28,523	$54,825

Other comprehensive income:
Foreign currency translation adjustments	(5,659)	3,411	(2,527)	7,637
Amortization of unrecognized prior service cost and pension deferrals, net of tax	138	51	249	102
Other comprehensive (loss) income	(5,521)	3,462	(2,278)	7,739
Comprehensive income	$2,455	$25,523	$26,245	$62,564

See Notes to Consolidated Financial Statements.

-  3  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 30,	July 1,
	2018	2017
Cash flows from operating activities:
Net income	$28,523	$54,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,407	24,547
Amortization of deferred debt financing costs and bond discount	2,976	2,795
Deferred income taxes	7,511	19,992
Loss on sale of assets	—	1,608
Write-off of property, plant, and equipment	29	105
Loss on extinguishment of debt	3,324	1,163
Share-based compensation expense	2,597	3,202
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	2,397	(5,750)
Inventories	51,744	(60,555)
Prepaid expenses and other current assets	(4,320)	2,122
Income tax receivable/payable	51	(2,699)
Other assets	161	1,073
Trade accounts payable	(6,374)	(5,274)
Accrued expenses	(11,647)	(18,617)
Other liabilities	1,425	1,287
Net cash provided by operating activities	104,804	19,824

Cash flows from investing activities:
Capital expenditures	(17,208)	(26,871)
Proceeds from sale of assets	—	2,229
Payments for acquisition of businesses, net of cash acquired	—	(117)
Net cash used in investing activities	(17,208)	(24,759)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	(233,640)
Proceeds from issuance of long-term debt	—	500,000
Repayments of borrowings under revolving credit facility	—	(221,000)
Borrowings under revolving credit facility	—	55,000
Proceeds from issuance of common stock, net	—	36
Dividends paid	(61,888)	(61,790)
Payments for repurchase of common stock, net	(18,529)	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,832)	(1,962)
Debt financing costs	—	(8,637)
Net cash (used in) provided by financing activities	(232,249)	28,007

Effect of exchange rate fluctuations on cash and cash equivalents	987	(235)
Net (decrease) increase in cash and cash equivalents	(143,666)	22,837

Cash and cash equivalents at beginning of period	206,506	28,833
Cash and cash equivalents at end of period	$62,840	$51,670

Supplemental disclosures of cash flow information:
Cash interest payments	$53,025	$34,674
Cash income tax payments	$1,628	$10,232
Non-cash transactions:
Dividends declared and not yet paid	$31,318	$30,920
Accruals related to purchases of property, plant and equipment	$206	$—

See Notes to Consolidated Financial Statements.

-  4  -

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico.  Our products include frozen and canned vegetables, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, puffed corn and rice snacks, cookies and crackers, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent,  B&G,  B&M,  Back to Nature,  Baker’s Joy,  Bear Creek Country Kitchens,  Brer Rabbit,  Canoleo,  Cary’s,  Cream of Rice,  Cream of Wheat,  Devonsheer,  Don Pepino,  Durkee,  Emeril’s,  Grandma’s Molasses,  Green Giant,  JJ Flats,  Joan of Arc,  Las Palmas,  Le Sueur,  MacDonald’s,  Mama Mary’s,  Maple Grove Farms of Vermont,  Molly McButter,  Mrs. Dash,  New York Flatbreads,  New York Style,  Old London,  Original Tings,  Ortega,  Pirate’s Booty,  Polaner,  Red Devil,  Regina,  Sa-són,  Sclafani,  Smart Puffs,  SnackWell’s, Spice Islands, Spring Tree,  Sugar Twin,  Tone’s,  Trappey’s,  TrueNorth,  Underwood,  Vermont Maid,  Victoria,  Weber, Wright’s and, as of July 16, 2018, McCann’s, see Note 17, “Subsequent Event.”    We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended June 30, 2018  (second quarter and first two quarters of 2018) and July 1, 2017 (second quarter and first two quarters of 2017) have been prepared by our company in accordance with generally accepted accounting principles (GAAP) in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of June 30, 2018, and the results of our operations, comprehensive income and cash flows for the second quarter and first two quarters of 2018 and 2017.  Our results of operations for the second quarter and first two quarters of 2018 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2017 filed with the SEC on March 1, 2018.  Certain prior year amounts have been reclassified to conform to the current year presentation.

-  5  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Use of Estimates

The preparation of financial statements in accordance with GAAP in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment and deferred tax assets; and the determination of the useful life of customer relationship and amortizable trademark intangibles.  Actual results could differ significantly from these estimates and assumptions.

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

Newly Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) that improves the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The new guidance revises how employers that sponsor defined benefit pension and other postretirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period and present the other components of net periodic pension cost below operating profit. The update was effective beginning with the first quarter of fiscal 2018.  We adopted this standard as of the first quarter of fiscal 2018.  The adoption of this ASU did not have any impact on our consolidated financial position, results of operations or liquidity, but did require a reclassification among selling, general and administrative expenses and other expense (income) on our consolidated statements of operations.

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

Our sales predominantly contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer.  Typically, this occurs when the goods are shipped to the customer.  Revenues are recognized in an amount that reflects the net consideration we expect to receive in exchange for the goods.  We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold.  Under the new revenue guidance, we recognize our shipping and handling activities as a fulfillment of our promise to transfer products to our customers.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Payment terms in our invoices are based on the billing schedule established in our contracts or purchase orders with customers.  We generally recognize the related trade receivable when the goods are shipped.  In certain cases, we require a payment in advance of performance when the customer’s credit has not been established.  We record these revenues as a contract liability; however, these amounts have historically been immaterial.

The below tables set forth the adjustments to net sales, gross profit, selling, general and administrative expenses, operating income and other expense (income) during each quarter of 2017 as a result of the newly adopted revenue recognition standard and newly adopted presentation of net periodic pension cost and net periodic postretirement benefit cost (in thousands).

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

In January 2017, the FASB issued a new ASU that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business may affect many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The ASU is applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard as of the first quarter of fiscal 2018, and there was no material impact to our consolidated financial statements.

In August 2016, the FASB issued a  new ASU to provide guidance on eight specific cash flow classification issues and reduce diversity in practice in how some cash receipts and cash payments are presented and classified on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard as of the first quarter of fiscal 2018, and there was no material impact to our consolidated financial statements.

Recently Issued Accounting Standards

In January 2017, the FASB issued an amendment to the standards of goodwill impairment testing.  The new guidance simplifies the test for goodwill impairment, by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The update is effective for fiscal years beginning after December 15, 2019.   We expect to adopt the standard when they become effective.

In February 2016, the FASB issued a new ASU that requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current guidance. The update is effective beginning with the first quarter of fiscal 2019. We have not yet completed our assessment of the impact from adoption of this ASU on our financial statements but we expect to complete the assessment before the end of the year and we do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

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

The following table sets forth the preliminary allocation of the Back to Nature acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. During the first two quarters of 2018, we recorded a purchase price adjustment to increase goodwill by $2.9 million and unamortizable trademarks by $0.1 million, and decrease inventory by $0.9  million and other working capital by $2.0 million.  We anticipate completing the purchase price allocation during the fourth quarter of fiscal 2018.

Back to Nature Acquisition (in thousands):

Purchase Price:
Cash paid	$162,848
Total	$162,848

Preliminary Allocation:
Trademarks—unamortizable intangible assets	$109,900
Trademarks—amortizable intangible assets	12,800
Goodwill	36,383
Customer relationship intangibles—amortizable intangible assets	14,700
Inventory	5,823
Long-term deferred income tax liabilities, net	(10,801)
Other working capital	(5,957)
Total	$162,848

The Back to Nature acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

On July 16, 2018, we acquired the McCann’s brand of premium Irish oatmeal from TreeHouse Foods, Inc. for approximately $32.0 million in cash. See Note 17, “Subsequent Event.”  We refer to this acquisition as the “McCann’s acquisition.”

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

Inventories consist of the following, as of the dates indicated (in thousands):

	June 30, 2018	December 30, 2017
Raw materials and packaging	$71,438	$70,315
Work-in-process	92,581	140,425
Finished goods	282,254	291,109
Total	$446,273	$501,849

-  9  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	June 30, 2018			December 30, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$19,600	$2,823	$16,777	$19,600	$2,276	$17,324
Customer relationships	344,990	106,366	238,624	344,990	97,695	247,295
Total amortizable intangible assets	$364,590	$109,189	$255,401	$364,590	$99,971	$264,619

Unamortizable Intangible Assets
Goodwill	$652,143			$649,292
Trademarks	$1,483,701			$1,483,601

Amortization expense associated with amortizable intangible assets for the second quarter and first two quarters of 2018 was $4.6 million and $9.2 million, respectively, and is recorded in operating expenses. Amortization expense associated with amortizable intangible assets for the second quarter and first two quarters of 2017 was $4.3 million and $8.7 million, respectively.  We expect to recognize an additional $9.2 million of amortization expense associated with our amortizable intangible assets during the remainder of fiscal 2018, and thereafter $18.4 million of amortization expense in each of the fiscal years 2019 through 2022.    See Note 3, “Acquisitions.”

(6)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	June 30, 2018	December 30, 2017
Revolving credit loans	$—	$—
Tranche B term loans due 2022	500,110	650,110
4.625% senior notes due 2021	700,000	700,000
5.25% senior notes due 2025	900,000	900,000
Unamortized deferred financing costs	(28,292)	(34,167)
Unamortized discount	2,056	1,631
Total long-term debt, net of unamortized deferred financing costs and discount	2,073,874	2,217,574
Current portion of long-term debt	—	—
Long-term debt, net of unamortized deferred financing costs and discount, and excluding current portion	$2,073,874	$2,217,574

As of June 30, 2018, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2018	$—
2019	—
2020	—
2021	700,000
2022	500,110
Thereafter	900,000
Total	$2,100,110

-  10  -

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

On November 20, 2017, we again refinanced our senior secured credit facility.  This second refinancing increased the principal amount of the tranche B term loans by $10.0 million to $650.1 million, reduced by 25 basis points the spread over LIBOR or the applicable base rate on the tranche B term loans and any revolving loans, increased the aggregate commitments under our revolving credit facility from $500.0 million to $700.0 million, and extended the maturity date applicable to our revolving credit facility from June 2019 to November 2022.

We made optional prepayments of aggregate principal amount of our tranche B term loans of $125.0 million in the first quarter of 2018 and $25.0 million in the second quarter of 2018.    At June 30, 2018,  $500.1 million aggregate principal amount of tranche B term loans were outstanding and no amount of revolving credit loans were outstanding under our credit agreement.  See Note 17, “Subsequent Event.”  The entire $500.1 million principal amount of tranche B term loans outstanding are due and payable at maturity on November 2, 2022.

At June 30, 2018, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $697.8 million.  See Note 17, “Subsequent Event.” Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.

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

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. At June 30, 2018, the tranche B term loan interest rate was approximately 4.09%.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 7.00 to 1.00.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of June 30, 2018, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 4.625% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of June 30, 2018, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

The indenture governing the 5.25% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of June 30, 2018, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes.

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

Accrued Interest.  At June 30, 2018 and December 30, 2017, accrued interest of $14.6 million and $14.6 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Loss on Extinguishment of Debt.  During the second quarter of 2018, we incurred a loss on extinguishment of debt in connection with the prepayment of our tranche B term loans, which includes the write-off of deferred debt financing costs of $0.4 million and the write-off of unamortized discount of $0.1 million. During the first two quarters of 2018, we incurred a loss on extinguishment of debt in connection with the prepayment of our tranche B term loans, which includes the write-off of deferred debt financing costs of $2.8 million and the write-off of unamortized discount of $0.5 million.  During the second quarter of 2017, the repayment of all outstanding borrowings under the tranche A term loans resulted in a loss on extinguishment of debt, which includes the write-off of deferred debt financing costs of $0.9 million and the write-off of unamortized discount of $0.2 million. During the first quarter of 2017, we incurred a loss on

-  13  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

extinguishment of debt in connection with the refinancing of our tranche B term loans, which includes the write-off of deferred debt financing costs and the write-off of unamortized discount of less than $0.1 million in each case.

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

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of June 30, 2018 and December 30, 2017 are as follows (in thousands):

	June 30, 2018				December 30, 2017
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		—		—
Tranche B term loans due 2022	498,526	(2)	500,395	(1)	647,831	(2)	652,689	(1)
4.625% senior notes due 2021	700,000		688,625	(4)	700,000		710,500	(4)
5.25% senior notes due 2025	903,640	(3)	851,681	(4)	903,910	(3)	919,729	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche B term loans are net of discount.  At June 30, 2018 and December 30, 2017, the face amounts of the tranche B term loans were $500.1 million and $650.1 million, respectively.

(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At June 30, 2018 and December 30, 2017 the face amount of the 5.25% senior notes due 2025 was $900.0 million.
(4)	Fair values are estimated based on quoted market prices.

There was no Level 3 activity during the second quarter or first two quarters of 2018 or 2017.

-  14  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the second quarter and first two quarters of 2018 and 2017 are as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Affected Line Item in
	June 30,	July 1,	June 30,	July 1,	the Statement Where
Details about AOCL Components	2018	2017	2018	2017	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$1	$9	$1	$18	See (1) below
Amortization of unrecognized loss	183	73	331	146	See (1) below
Accumulated other comprehensive loss before tax	184	82	332	164	Total before tax
Tax expense	(46)	(31)	(83)	(62)	Income tax expense
Total reclassification	$138	$51	$249	$102	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first two quarters of 2018 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Beginning balance	$(12,985)	$(7,771)	$(20,756)
Other comprehensive income before reclassifications	—	(2,527)	(2,527)
Amounts reclassified from AOCL	249	—	249
Net current period other comprehensive income	249	(2,527)	(2,278)
Ending balance	$(12,736)	$(10,298)	$(23,034)

(9)Stock Repurchase Program

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of the company’s common stock through March 15, 2019.  Under the authorization, the company may purchase shares of common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (SEC).

The timing and amount of stock repurchases under the program will be at the discretion of management, and will depend on available cash, market conditions and other considerations.  Therefore, we cannot assure you as to the number or aggregate dollar amount of shares that will be repurchased under the repurchase program.  We may discontinue the program at any time.  Any shares repurchased pursuant to the repurchase program will be cancelled.

During the second quarter of 2018, we repurchased and retired 694,749 shares of common stock at an average price per share (excluding fees and commissions) of $26.65, or $18.5 million in the aggregate. As of June 30, 2018, we had $31.5 million available for future repurchases of common stock under the stock repurchase program. We did not repurchase any shares of common stock during the first quarter of 2018 or the first two quarters of 2017.

See Note 10, “Pension Benefits,” for disclosure relating to shares of the company’s common stock purchased by our defined benefit pension plans.

-  15  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension cost for company sponsored defined benefit pension plans for the second quarter and first two quarters of 2018 and 2017 includes the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Service cost—benefits earned during the period	$1,909	$1,370	$3,894	$2,740
Interest cost on projected benefit obligation	1,267	1,215	2,529	2,430
Expected return on plan assets	(2,008)	(1,750)	(4,009)	(3,500)
Amortization of unrecognized prior service cost	1	9	1	18
Amortization of unrecognized loss	183	73	331	146
Net periodic pension cost	$1,352	$917	$2,746	$1,834

As a result of adopting the ASU issued by the FASB in March 2017, which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost, we have reclassified net periodic pension cost, excluding service cost, out of selling, general and administrative expenses and into other expense (income) on our consolidated statements of operations.

During the first two quarters of 2018, we made $1.1 million of defined benefit pension plan contributions. We do not plan to make additional contributions during the remainder of fiscal 2018.

During the second quarter of 2018, our defined benefit pension plans purchased 227,667 shares of the company’s common stock at an average price per share (excluding fees and commissions) of $28.27, or $6.4 million in the aggregate.

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

B&G Foods made contributions to the plan of $0.5 million in the first two quarters of 2018 and expects to pay surcharges of less than $0.1 million in fiscal 2018 assuming consistent hours are worked.  B&G Foods contributed $0.2 million in fiscal 2017 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

-  16  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)Commitments and Contingencies

Operating Leases.  As of June 30, 2018, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2018	$7,325
2019	13,353
2020	11,215
2021	8,059
2022	3,833
Thereafter	12,140
Total	$55,925

Legal Proceedings.  We are from time to time involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, product labeling claims, worker’s compensation and other employee claims, and tort and other general liability claims, as well as trademark, copyright, patent infringement and related claims and legal actions. While we cannot predict with certainty the results of these claims and legal actions in which we are currently, or in the future may be, involved, we do not expect that the ultimate disposition of any currently pending claims or actions will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Environmental.  We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first two quarters of 2018 or 2017 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of June 30, 2018, approximately 1,606 of our 2,621 employees, or 61.3%, were covered by collective bargaining agreements.  None of our collective bargaining agreements are scheduled to expire within one year.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the second quarter of 2018 and 2017, there were 1,225,416 and 173,357, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Weighted average shares outstanding:
Basic	66,307,190	66,481,507	66,412,421	66,477,990
Net effect of potentially dilutive share-based compensation awards	46,449	229,812	122,121	269,814
Diluted	66,353,639	66,711,319	66,534,542	66,747,804

(13)Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 56.0% and 54.9% of consolidated net sales for the first two quarters of 2018 and 2017, respectively.  Our top ten customers accounted for approximately  56.6% and 49.4% of our consolidated trade accounts receivables as of June 30, 2018 and December 30, 2017, respectively. Other than Walmart, which accounted for  24.8% and 22.7% of our consolidated net sales for the second quarter of 2018 and 2017, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2018 or 2017. Other than Walmart, which accounted for 25.7% and 21.5% of our consolidated trade accounts receivables as of June 30, 2018 and December 30, 2017, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of June 30, 2018, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first two quarters of 2018 and 2017, our sales to customers in foreign countries represented approximately 6.9% and 7.1%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details our stock option activity for the first two quarters of fiscal 2018 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2018	832,569	$33.45
Granted	397,864	$27.00
Exercised	—	$—
Forfeited	(3,160)	$38.45
Cancelled	(1,026)	$27.77
Outstanding at end of second quarter of 2018	1,226,247	$31.35	7.99	$1,723
Exercisable at end of second quarter of 2018	533,103	$31.34	6.65	$293

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

	2018	2017
Weighted average grant date fair value	$3.74	$7.35
Expected volatility	30.6% - 31.7%	27.5% - 29.2%
Expected term	5.5 - 6.5 years	5.5 - 6.5 years
Risk-free interest rate	2.6% - 2.8%	1.8% - 2.4%
Dividend yield	6.7% - 8.1%	4.5% - 4.6%

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the second quarter and first two quarters of 2018 and 2017 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
Consolidated Statements of Operations Location	2018	2017	2018	2017
Compensation expense included in cost of goods sold	$495	$250	$764	$472
Compensation expense included in selling, general and administrative expenses	1,264	1,809	1,833	2,730
Total compensation expense for share-based payments	$1,759	$2,059	$2,597	$3,202

As of June 30, 2018, there was $2.0 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.5 years, and $1.9 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.75 years.

-  19  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our non-vested performance share LTIAs for the first two quarters of 2018:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2018	437,218	$29.36
Granted	242,436	$21.39
Vested	(150,255)	$23.84
Forfeited	(3,056)	$33.45
End of second quarter of 2018	526,343	$27.24

(1)

Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% of the target number of performance shares).

(2)

The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2018 and 2017 upon the vesting of performance share LTIAs, the exercise of stock options and other share-based payments (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Number of performance shares vested	—	—	150,255	110,528
Shares withheld to fund statutory minimum tax withholding	—	—	57,298	42,368
Shares of common stock issued for performance share LTIAs	—	—	92,957	68,160
Shares of common stock issued upon the exercise of stock options	—	1,300	—	1,300
Shares of common stock issued to non-employee directors for annual equity grants	—	20,559	1,119	20,559
Total shares of common stock issued	—	21,859	94,076	90,019
Excess tax benefit (1)	$—	$(6)	$305	$820

(1)

As a result of the adoption of ASU 2016-09, we recognized discrete tax benefits of $0.3 million and $0.8 million in the income taxes line item of our consolidated statement of operations for the first two quarters 2018 and 2017, respectively, related to excess tax benefits upon vesting or settlement.

-  20  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017 (2)	2018	2017 (2)
Brand:(1)
Green Giant - frozen	$84,182	$70,327	$179,071	$154,461
Spices & Seasonings(3)	63,670	67,205	126,430	130,375
Ortega	34,068	34,669	71,922	71,015
Pirate Brands	25,206	16,308	46,202	41,882
Green Giant - shelf stable	13,446	21,165	39,129	48,765
Back to Nature(4)	17,622	—	37,662	—
Maple Grove Farms of Vermont	17,078	16,298	34,043	34,968
Mrs. Dash	14,513	14,634	31,249	31,347
Cream of Wheat	11,777	12,210	30,201	28,783
Bear Creek Country Kitchens	3,313	4,418	14,934	16,257
All other brands	103,503	104,442	209,264	216,130
Total	$388,378	$361,676	$820,107	$773,983

(1)

Table includes net sales for each of our brands whose net sales for the first two quarters of 2018 or fiscal 2017 represent 3% or more of our total net sales for the first two quarters of 2018, and for “all other brands” in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.

(2)

Net sales for the second quarter and first two quarters of 2017 have been adjusted to reflect our retrospective adoption of the new revenue recognition standard.  See Note 2,  “Summary of Significant Accounting Policies — Newly Adopted Accounting Standards.”

(3)

Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.

(4)	We completed the Back to Nature acquisition on October 2, 2017.

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

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of June 30, 2018 and December 30, 2017, the related condensed consolidating statement of operations for the thirteen and twenty-six weeks ended June 30, 2018 and July 1, 2017 and the related condensed consolidating statement of cash flows for the twenty-six weeks ended June 30, 2018 and July 1, 2017 for:

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

Condensed Consolidating Balance Sheet

As of June 30, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$58,827	$4,013	$—	$62,840
Trade accounts receivable, net	—	130,003	7,144	—	137,147
Inventories, net	—	381,567	64,706	—	446,273
Prepaid expenses and other current assets	—	20,825	3,546	—	24,371
Income tax receivable	—	14,884	1,828	—	16,712
Total current assets	—	606,106	81,237	—	687,343

Property, plant and equipment, net	—	230,214	41,741	—	271,955
Goodwill	—	652,143	—	—	652,143
Other intangibles, net	—	1,739,102	—	—	1,739,102
Other assets	—	1,466	13	—	1,479
Deferred income taxes	—	—	3,091	—	3,091
Investments in subsidiaries	2,960,498	94,051	—	(3,054,549)	—
Total assets	$2,960,498	$3,323,082	$126,082	$(3,054,549)	$3,355,113

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$—	$97,683	$17,912	$—	$115,595
Accrued expenses	—	34,721	2,580	—	37,301
Income tax payable	—	—	140	—	140
Dividends payable	31,318	—	—	—	31,318
Intercompany payables	—	(11,383)	11,383	—	—
Total current liabilities	31,318	121,021	32,015	—	184,354

Long-term debt	2,102,166	(28,292)	—	—	2,073,874
Other liabilities	—	25,982	16	—	25,998
Deferred income taxes	—	243,873	—	—	243,873
Total liabilities	2,133,484	362,584	32,031	—	2,528,099

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	659	—	—	—	659
Additional paid-in capital	186,745	2,323,113	68,253	(2,391,366)	186,745
Accumulated other comprehensive loss	(23,034)	(23,034)	(10,298)	33,332	(23,034)
Retained earnings	662,644	660,419	36,096	(696,515)	662,644
Total stockholders’ equity	827,014	2,960,498	94,051	(3,054,549)	827,014
Total liabilities and stockholders’ equity	$2,960,498	$3,323,082	$126,082	$(3,054,549)	$3,355,113

-  22  -

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended June 30, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$372,442	$40,911	$(24,975)	$388,378
Cost of goods sold	—	294,431	37,749	(24,975)	307,205
Gross profit	—	78,011	3,162	—	81,173

Operating expenses:
Selling, general and administrative expenses	—	35,902	1,370	—	37,272
Amortization expense	—	4,609	—	—	4,609
Operating income	—	37,500	1,792	—	39,292

Other expenses:
Interest expense, net	—	27,607	—	—	27,607
Loss on extinguishment of debt	—	546	—	—	546
Other expense	—	388	—	—	388
Income before income tax expense	—	8,959	1,792	—	10,751
Income tax expense	—	3,595	(820)	—	2,775
Equity in earnings of subsidiaries	7,976	2,612	—	(10,588)	—
Net income	$7,976	$7,976	$2,612	$(10,588)	$7,976
Comprehensive income (loss)	$2,455	$7,838	$(3,047)	$(4,791)	$2,455

Condensed Consolidating Statement of Operations and Comprehensive Income

Twenty-six Weeks Ended June 30, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$780,290	$93,226	$(53,409)	$820,107
Cost of goods sold	—	605,656	83,331	(53,409)	635,578
Gross profit	—	174,634	9,895	—	184,529

Operating expenses:
Selling, general and administrative expenses	—	75,041	4,799	—	79,840
Amortization expense	—	9,218	—	—	9,218
Operating income	—	90,375	5,096	—	95,471

Other income and expenses:
Interest expense, net	—	55,913	—	—	55,913
Loss on extinguishment of debt	—	3,324	—	—	3,324
Other income	—	(1,666)	—	—	(1,666)
Income before income tax expense	—	32,804	5,096	—	37,900
Income tax expense	—	9,093	284	—	9,377
Equity in earnings of subsidiaries	28,523	4,812	—	(33,335)	—
Net income	$28,523	$28,523	$4,812	$(33,335)	$28,523
Comprehensive income (loss)	$26,245	$28,274	$2,285	$(30,559)	$26,245

-  24  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended July 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$346,716	$31,685	$(16,725)	$361,676
Cost of goods sold	—	243,907	29,937	(16,725)	257,119
Gross profit	—	102,809	1,748	—	104,557

Operating expenses:
Selling, general and administrative expenses	—	40,187	3,399	—	43,586
Amortization expense	—	4,265	—	—	4,265
Operating income	—	58,357	(1,651)	—	56,706

Other income and expenses:
Interest expense, net	—	21,998	—	—	21,998
Loss on extinguishment of debt	—	1,045	—	—	1,045
Other income	—	(1,269)	—	—	(1,269)
Income before income tax expense	—	36,583	(1,651)	—	34,932
Income tax expense	—	12,632	239	—	12,871
Equity in earnings of subsidiaries	22,061	(1,890)	—	(20,171)	—
Net income	$22,061	$22,061	$(1,890)	$(20,171)	$22,061
Comprehensive income (loss)	$25,523	$22,011	$1,523	$(23,534)	$25,523

Condensed Consolidating Statement of Operations and Comprehensive Income

Twenty-six Weeks Ended July 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$735,728	$78,828	$(40,573)	$773,983
Cost of goods sold	—	516,235	72,545	(40,573)	548,207
Gross profit	—	219,493	6,283	—	225,776

Operating expenses:
Selling, general and administrative expenses	—	86,295	5,811	—	92,106
Amortization expense	—	8,737	—	—	8,737
Operating income	—	124,461	472	—	124,933

Other income and expenses:
Interest expense, net	—	41,645	—	—	41,645
Loss on extinguishment of debt	—	1,163	—	—	1,163
Other income	—	(3,866)	—	—	(3,866)
Income before income tax expense	—	85,519	472	—	85,991
Income tax expense	—	30,264	902	—	31,166
Equity in earnings of subsidiaries	54,825	(430)	—	(54,395)	—
Net income	$54,825	$54,825	$(430)	$(54,395)	$54,825
Comprehensive income (loss)	$62,564	$54,724	$7,208	$(61,932)	$62,564

-  25  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Twenty-six Weeks Ended June 30, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$89,706	$15,098	$—	$104,804

Cash flows from investing activities:
Capital expenditures	—	(15,229)	(1,979)	—	(17,208)
Proceeds from sale of assets	—	—	—	—	—
Payments for acquisition of businesses, net of cash acquired	—	—	—	—	—
Net cash used in investing activities	—	(15,229)	(1,979)	—	(17,208)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Proceeds from issuance of long-term debt	—	—	—	—	—
Borrowings under revolving credit facility	—	—	—	—	—
Dividends paid	(61,888)	—	—	—	(61,888)
Payments for the repurchase of common stock, net	(18,529)	—	—	—	(18,529)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,832)	—	—	(1,832)
Debt financing costs	—	—	—	—	—
Intercompany transactions	230,417	(218,633)	(11,784)	—	—
Net cash (used in) provided by financing activities	—	(220,465)	(11,784)	—	(232,249)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	987	—	987
Net (decrease) increase in cash and cash equivalents	—	(145,988)	2,322	—	(143,666)
Cash and cash equivalents at beginning of period	—	204,815	1,691	—	206,506
Cash and cash equivalents at end of period	$—	$58,827	$4,013	$—	$62,840

Condensed Consolidating Statement of Cash Flows

Twenty-six Weeks Ended July 1, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$10,665	$9,159	$—	$19,824

Cash flows from investing activities:
Capital expenditures	—	(19,516)	(7,355)	—	(26,871)
Proceeds from sale of assets	—	2,229	—	—	2,229
Payments for acquisition of businesses, net of cash acquired	—	(117)	—	—	(117)
Net cash used in investing activities	—	(17,404)	(7,355)	—	(24,759)

Cash flows from financing activities:
Repayments of long-term debt	(233,640)	—	—	—	(233,640)
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Repayments of borrowings under revolving credit facility	(221,000)	—	—	—	(221,000)
Borrowings under revolving credit facility	55,000	—	—	—	55,000
Proceeds from issuance of common stock, net	36	—	—	—	36
Dividends paid	(61,790)	—	—	—	(61,790)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,962)	—	—	(1,962)
Debt financing costs	—	(8,637)	—	—	(8,637)
Intercompany transactions	(38,606)	42,427	(3,821)	—	—
Net cash provided by financing activities	—	31,828	(3,821)	—	28,007
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(235)	—	(235)
Net (decreased) increase in cash and cash equivalents	—	25,089	(2,252)	—	22,837
Cash and cash equivalents at beginning of period	—	25,119	3,714	—	28,833
Cash and cash equivalents at end of period	$—	$50,208	$1,462	$—	$51,670

-  26  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(17)Subsequent Event

On July 16, 2018, we acquired the McCann’s brand of premium Irish oatmeal from TreeHouse Foods, Inc. for approximately $32.0 million in cash, subject to customary closing and post-closing adjustments. We funded the acquisition and related fees and expenses with cash on hand and revolving loans under our existing credit facility.

-  27  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended June 30, 2018  (second quarter and first two quarters of 2018)  included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2017 (fiscal 2017)  included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2018 (which we refer to as our 2017 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 45 brands into our company. Most recently, on July 16, 2018, we acquired the McCann’s brand of premium Irish oatmeal from TreeHouse Foods, Inc.  On October 2, 2017, we completed the acquisition of Back to Nature Foods Company, LLC and related entities from Brynwood Partners VI L.P., Mondelēz International and certain other sellers. We refer to these acquisitions in this report as the  “McCann’s acquisition” and the  “Back to Nature acquisition,” respectively.  These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. This acquisition and the application of the acquisition method of accounting affect comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading “Forward‑Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs.  We purchase raw materials, including agricultural products, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.  For example, during the first two quarters of 2018, we experienced industry-wide and anticipated significant increases in freight expenses and we expect freight expenses to continue to increase through at least the remainder of 2018, although we expect the rate of increase to moderate in the second half of the year.

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

-  28  -

our operating results could be materially adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

We attempt to manage cost inflation risks by locking in prices through short‑term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. For example, in response to inflationary pressure, we announced during the first quarter of 2018 list price increases for the majority of our products.  We saw some benefit from those list price increases during the second quarter of 2018, but we expect most of the benefit from the list price increases to occur in the second half of the year.  However, increases in the prices we charge our customers often lag behind rising input costs and competitive pressures may limit our ability to quickly raise prices, or to raise prices at all, in response to rising costs.  Moreover, customer and consumer acceptance of price increases cannot be assured.

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2018 and 2017, our net sales to customers in foreign countries represented approximately 6.9% and 7.1%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) in the United States requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; and the accounting for share-based compensation expense.  Actual results could differ significantly from these estimates and assumptions.

-  29  -

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

The Securities and Exchange Commission (SEC) issued guidance on December 23, 2017 providing a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As of December 30, 2017, we recorded all known and estimable impacts of the U.S. Tax Act that were effective for fiscal 2017. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2018 and beyond may differ from the estimates provided in this report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that currently contemplated.

-  30  -

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2018 and 2017 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.1%	71.1%	77.5%	70.8%
Gross profit	20.9%	28.9%	22.5%	29.2%

Operating expenses:
Selling, general and administrative expenses	9.6%	12.0%	9.7%	12.0%
Amortization expense	1.2%	1.2%	1.2%	1.1%
Operating income	10.1%	15.7%	11.6%	16.1%

Other income and expenses:
Interest expense, net	7.1%	6.1%	6.8%	5.4%
Loss on extinguishment of debt	0.1%	0.3%	0.4%	0.2%
Other expense (income)	0.1%	(0.4)%	(0.2)%	(0.6)%
Income before income tax expense	2.8%	9.7%	4.6%	11.1%
Income tax expense	0.7%	3.6%	1.1%	4.0%
Net income	2.1%	6.1%	3.5%	7.1%

As used in this section, the terms listed below have the following meanings:

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

Other Expense (Income).  Other expense (income) includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes and the impact of the newly adopted presentation of net periodic pension cost and net periodic postretirement benefit cost below operating profit, in accordance with the FASB ASU issued in March 2017. See Note 2, “Summary of Significant Accounting Policies — Newly Adopted Accounting Standards,” for further details.

-  31  -

Non-GAAP Financial Measures

Certain disclosures in this report include non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (GAAP) in the United States in our consolidated balance sheets and related consolidated statements of operations, comprehensive income and cash flows.

Base Business Net Sales.  Base business net sales is a non-GAAP financial measure used by management to measure operating performance.  We define base business net sales as our net sales excluding (1) the impact of acquisitions until at least one full quarter of net sales from acquisitions are included in both comparable periods, (2) net sales of discontinued brands, and (3) net sales of our IQF bulk rice business, see footnote 2 to the table below.  The portion of current period net sales attributable to recent acquisitions for which there is not at least one full quarter of net sales in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the last day of the quarter in which the first anniversary of the date of acquisition occurs, and the period from the date of acquisition to the end of the quarter in which the acquisition occurred.  For discontinued brands, the entire amount of net sales is excluded from each fiscal period being compared. Management has included this financial measure because it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued brands.

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

A reconciliation of base business net sales to reported net sales for the second quarter and first two quarters of 2018 and 2017 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net sales	$388,378	$361,676	$820,107	$773,983
Net sales from acquisitions(1)	(17,622)	—	(37,662)	—
Net sales of non-branded IQF bulk rice products(2)	(559)	(2,498)	(1,137)	(4,825)
Base business net sales	$370,197	$359,178	$781,308	$769,158

(1)	Reflects net sales for Back to Nature for the second quarter and first two quarters of 2018. Back to Nature was acquired on October 2, 2017.
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

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up, and gains and losses on the sale of assets), non-recurring expenses and the non-cash accounting impact of our inventory reduction plan.  Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition-related and non-recurring expenses, gains and losses and the non-cash accounting impact of our inventory reduction plan because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of 2018 and 2017 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net income	$7,976	$22,061	$28,523	$54,825
Income tax expense	2,775	12,871	9,377	31,166
Interest expense, net	27,607	21,998	55,913	41,645
Depreciation and amortization	13,343	12,329	26,407	24,547
Loss on extinguishment of debt(1)	546	1,045	3,324	1,163
EBITDA	52,247	70,304	123,544	153,346
Acquisition-related and non-recurring expenses	1,623	7,851	4,892	13,693
Inventory reduction plan impact(2)	20,576	—	35,426	—
Amortization of acquisition-related inventory step-up(3)	—	—	—	1,550
Loss on sale of assets(4)	—	—	—	1,608
Adjusted EBITDA	74,446	78,155	163,862	170,197
Income tax expense	(2,775)	(12,871)	(9,377)	(31,166)
Interest expense, net	(27,607)	(21,998)	(55,913)	(41,645)
Acquisition-related and non-recurring expenses	(1,623)	(7,851)	(4,892)	(13,693)
Inventory reduction plan impact(2)	(20,576)	—	(35,426)	—
Write-off of property, plant and equipment	8	105	29	105
Deferred income taxes	2,690	9,712	7,511	19,992
Amortization of deferred financing costs and bond discount	1,431	1,464	2,976	2,795
Amortization of acquisition-related inventory step-up	—	—	—	(1,550)
Share-based compensation expense	1,759	2,059	2,597	3,202
Changes in assets and liabilities, net of effects of business combinations	3,307	(31,444)	33,437	(88,413)
Net cash provided by operating activities	$31,060	$17,331	$104,804	$19,824

(1)

For the second quarter of 2018 includes the write-off of deferred debt financing costs and unamortized discount of  $0.4 million and $0.1 million, respectively, relating to the prepayment of outstanding borrowings under the tranche B term loans. For the first two quarters of 2018 includes the write-off of deferred debt financing costs and unamortized discount of  $2.8 million and $0.5 million, respectively, relating to the prepayment of outstanding borrowings under the tranche B term loans.  For the second quarter and first two quarters of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans and less than $0.1 million relating to the refinancing of our tranche B term loans.

(2)

Relates to the allocation of certain fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in the second quarter and first two quarters of 2018 as part of our inventory reduction plan.

(3)	Relates to the purchase accounting adjustments made to the finished goods inventory acquired in the spices & seasonings acquisition that we completed on November 21, 2016.
(4)

During the first two quarters of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment.  We acquired the research center and related assets on November 2, 2015, as part of the Green Giant acquisition.  The sale resulted in a $1.6 million loss on sale of assets.

-  34  -

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the second quarter and first two quarters of 2018 and 2017 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net income	$7,976	$22,061	$28,523	$54,825
Loss on extinguishment of debt, net of tax(1)	412	654	2,514	727
Acquisition-related and non-recurring expenses, net of tax	1,223	4,911	3,697	8,565
Inventory reduction plan impact, net of tax(2)	15,508	—	26,746	—
Acquisition-related inventory step-up, net of tax(3)	—	—	—	970
Loss on sale of assets, net of tax(4)	—	—	—	1,006
Adjusted net income	$25,119	$27,626	$61,480	$66,093
Adjusted diluted earnings per share	$0.38	$0.41	$0.92	$0.99

(1)

Includes the write-off of deferred debt financing costs and unamortized discount of  $0.4 million and $0.1 million, respectively, relating to the prepayment of outstanding borrowings under the tranche B term loans. For the first two quarters of 2018 includes the write-off of deferred debt financing costs and unamortized discount of  $2.8 million and $0.5 million, respectively, relating to the prepayment of outstanding borrowings under the tranche B term loans.  For the second quarter and first two quarters of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans and less than $0.1 million relating to the refinancing of our tranche B term loans.

(2)

Relates to the allocation of certain fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in the second quarter and first two quarters of 2018 as part of our inventory reduction plan.

(3)	Relates to the purchase accounting adjustments made to the finished goods inventory acquired in the spices & seasonings acquisition that we completed on November 21, 2016.
(4)

During the first two quarters of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment.  We acquired the research center and related assets on November 2, 2015, as part of the Green Giant acquisition.  The sale resulted in a $1.6 million loss on sale of assets.

Second quarter of 2018 compared to the second quarter of 2017

Net Sales.  Net sales increased $26.7 million, or 7.4%, to $388.4 million for the second quarter of 2018 from $361.7 million for the second quarter of 2017. Net sales of Back to Nature, acquired on October 2, 2017, contributed $17.6 million to our overall net sales for the second quarter of 2018.

Base business net sales for the second quarter of 2018 increased $11.0 million, or 3.1%, to $370.2 million from $359.2 million for the second quarter of 2017. The $11.0 million increase was attributable to an increase in net pricing of $4.3 million, or 1.2%,  and unit volume of $6.7 million.

-  35  -

Net sales of Green Giant frozen increased $13.9 million, or 19.7%, compared to the second quarter of 2017.  This growth was driven by Green Giant frozen innovation products.  Net sales of Pirate Brands increased by 54.6%, largely due to the timing of promotional activities and increased distribution. This performance was offset, in part, by Green Giant shelf stable, whose net sales decreased 36.5%.

See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first two quarters of 2018 or fiscal 2017 represent 3% or more of our total net sales for those periods and for “all other brands” in the aggregate. The following chart sets forth the base business net sales increases and decreases by brand for those brands for the second quarter of 2018:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - frozen	$13.9	19.7%
Pirate Brands	8.9	54.6%
Maple Grove Farms of Vermont	0.8	4.8%

Green Giant - shelf stable	(7.7)	(36.5)%
Spices & Seasonings(1)	(3.5)	(5.3)%
Bear Creek Country Kitchens	(1.1)	(25.0)%
Ortega	(0.6)	(1.7)%
Cream of Wheat	(0.4)	(3.5)%
Mrs. Dash	(0.1)	(0.8)%

All other brands	0.8	1.0%
Base business net sales increase	$11.0	3.1%

(1)

Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.

Gross Profit.  Gross profit was $81.2 million for the second quarter of 2018 compared to $104.6 million for the second quarter of 2017.  Gross profit expressed as a percentage of net sales decreased to 20.9% in the second quarter of 2018 from 28.9% in the second quarter of 2017.  Gross profit as a percentage of net sales was 26.1% for the quarter, excluding the negative impact of $20.1 million of non-recurring expenses, including the non-cash accounting impact of our inventory reduction plan, and acquisition-related expenses, including Back to Nature integration expenses.  Gross profit percentage was also negatively impacted by industry-wide and anticipated increases in freight expenses, partially offset by procurement savings, a decrease in warehousing expenses and an increase in net pricing.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $6.3 million, or 14.5%, to $37.3 million for the second quarter of 2018 from $43.6 million for the second quarter of 2017.  The decrease was composed of a decrease in acquisition-related and non-recurring expenses of $5.8 million and reduced consumer marketing expenses of $2.3 million, partially offset by other increases of $1.8  million.  Expressed as a percentage of net sales, selling, general and administrative expenses improved by 2.4 percentage points to 9.6% for the second quarter of 2018 compared to 12.0% for the second quarter of 2017.

Amortization Expense.  Amortization expense increased $0.3 million to $4.6 million for the second quarter of 2018 from $4.3 million for the second quarter of 2017 due to the Back to Nature acquisition completed in fiscal 2017.

Operating Income.  As a result of the foregoing, operating income decreased $17.4 million, or 30.7%, to $39.3 million for the second quarter of 2018 from $56.7 million for the second quarter of 2017.  Operating income expressed as a percentage of net sales decreased to 10.1% in the second quarter of 2018 from 15.7% in the second quarter of 2017.

Net Interest Expense.  Net interest expense increased $5.6 million, or 25.5%, to $27.6 million for the second quarter of 2018 from $22.0 million in the second quarter of 2017.  The increase was primarily attributable to additional

-  36  -

borrowings made in the fourth quarter of 2017 to fund the Back to Nature acquisition and in the second and fourth quarters of 2017 in connection with our senior notes offerings. See “—Liquidity and Capital Resources — Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the second quarter of 2018 includes the write-off of deferred debt financing costs and unamortized discount of $0.4 million and $0.1 million, respectively, relating to the prepayment of $25.0 million aggregate principal amount of our tranche B term loans.  Loss on extinguishment of debt for the second quarter of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans.

Other Expense (Income). Other expense (income) for the second quarter of 2018 and 2017 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.0 million expense and $0.8 million income, respectively. Other expense (income) for the second quarter of 2018 and 2017 also includes the impact of the newly adopted presentation of net periodic pension cost and net periodic postretirement benefit costs below operating profit, in the amount of $0.6 million income and $0.5 million income, respectively.

Income Tax Expense.  Income tax expense decreased $10.1 million to $2.8 million for the second quarter of 2018 from $12.9 million for the second quarter of 2017. Our effective tax rate was 25.8% for the second quarter of 2018 and 36.8% for the second quarter of 2017.  See “U.S. Tax Act” above.

First two quarters of 2018 compared to the first two quarters of 2017

Net Sales.  Net sales increased $46.1 million, or 6.0%, to $820.1 million for the first two quarters of 2018 from $774.0 million for the first two quarters of 2017. Net sales of Back to Nature, acquired on October 2, 2017, contributed $37.7 million to our overall net sales for the first two quarters of 2018.

Base business net sales increased $12.1 million, or 1.6%, to $781.3 million from $769.2 million for the first two quarters of 2017. The $12.1 million increase was attributable to an increase in net pricing of $5.5 million, or 0.7%, and unit volume of $6.7 million.

Net sales of Green Giant frozen for the first two quarters of 2018 increased $24.6 million, or 15.9%, compared to the first two quarters of 2017.  This growth was driven by Green Giant frozen innovation products.  Other brands that performed well during the first two quarters include Pirate Brands, whose net sales increased 10.3%, Victoria, whose net sales increased 7.5%, Cream of Wheat, whose net sales increased 4.9%, Static Guard, whose net sales increased 28.7%,  and Ortega, whose net sales increased by 1.3%.  This performance was offset, in part, by Green Giant shelf stable, whose net sales decreased 19.8%,  Las Palmas, whose net sales decreased 10.2%, Bear Creek Country Kitchens, whose net sales decreased 8.1%, and Mama Mary’s, whose net sales decreased 7.3%.

See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first two quarters of 2018 or fiscal 2017 represent 3% or more of our total net sales for those periods and for “all other brands” in the aggregate. The following chart sets forth the most significant base business net sales increases and decreases by brand for those brands for the first two quarters of 2018:

-  37  -

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - frozen	$24.6	15.9%
Pirate Brands	4.3	10.3%
Cream of Wheat	1.4	4.9%
Ortega	0.9	1.3%

Green Giant - shelf stable	(9.6)	(19.8)%
Spices & Seasonings(1)	(3.9)	(3.0)%
Bear Creek Country Kitchens	(1.3)	(8.1)%
Maple Grove Farms of Vermont	(0.9)	(2.6)%
Mrs. Dash	(0.1)	(0.3)%

All other brands	(3.3)	(1.5)%
Base business net sales increase	$12.1	1.6%

(1)

Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.

Gross Profit.  Gross profit was $184.5 million for the first two quarters of 2018 compared to $225.8 million for the first two quarters of 2017.  Gross profit expressed as a percentage of net sales decreased to 22.5% in the first two quarters of 2018 from 29.2% in the first two quarters of 2017.  Gross profit as a percentage of net sales was 26.9% for the first two quarters, excluding the negative impact of $36.2 million of non-recurring expenses, including the non-cash accounting impact of our inventory reduction plan, and acquisition-related expenses, including Back to Nature integration expenses.  Gross profit percentage was also negatively impacted by industry-wide and anticipated increases in freight expenses, partially offset by procurement savings, a decrease in warehousing expenses and an increase in net pricing.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $12.3 million, or 13.3%, to $79.8 million for the first two quarters of 2018 from $92.1 million for the first two quarters of 2017.  The decrease was composed of a decrease in acquisition-related and non-recurring expenses of $11.2 million, reduced consumer marketing expenses of $4.1 million and reduced warehousing expenses of $0.7 million, partially offset by other increases of $3.7 million.  Expressed as a percentage of net sales, selling, general and administrative expenses improved by 2.3 percentage points to 9.7% for the first two quarters of 2018 compared to 12.0% for the first two quarters of 2017.

Amortization Expense.  Amortization expense increased $0.5 million to $9.2 million for the first two quarters of 2018 from $8.7 million for the first two quarters of 2017 due to the Back to Nature acquisition completed in fiscal 2017.

Operating Income.  As a result of the foregoing, operating income decreased $29.4 million, or 23.6%, to $95.5 million for the first two quarters of 2018 from $124.9 million for the first two quarters of 2017.  Operating income expressed as a percentage of net sales decreased to 11.6% in the first two quarters of 2018 from 16.1% in the first two quarters of 2017.

Net Interest Expense.  Net interest expense increased $14.3 million, or 34.3%, to $55.9 million for the first two quarters of 2018 from $41.6 million in the first two quarters of 2017.  The increase was primarily attributable to additional borrowings made in the fourth quarter of 2017 to fund the Back to Nature acquisition and in the second and fourth quarters of 2017 in connection with our senior notes offerings. See “—Liquidity and Capital Resources — Debt” below.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first two quarters of 2018 includes the write-off of deferred debt financing costs and unamortized discount of $2.8 million and $0.5 million, respectively, relating to the prepayment of $150.0 million aggregate principal amount of our tranche B term loans.  Loss on extinguishment of debt for the first two quarters of 2017 includes the write-off of deferred debt financing costs and

-  38  -

unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans.

Other Income. Other income for the first two quarters of 2018 and 2017 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.5 million and $3.0 million, respectively. Other income for the first two quarters of 2018 and 2017 also includes the impact of the newly adopted presentation of net periodic pension cost and net periodic postretirement benefit costs below operating profit, in the amount of $1.2 million and $0.9 million, respectively.

Income Tax Expense.  Income tax expense decreased $21.8 million to $9.4 million for the first two quarters of 2018 from $31.2 million for the first two quarters of 2017. Our effective tax rate was 24.7% for the first two quarters of 2018 and 36.2% for the first two quarters of 2017.  See “U.S. Tax Act” above.

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

Cash Flows

Net cash provided by operating activities increased $85.0 million to $104.8 million for the first two quarters of 2018 from $19.8 million for the first two quarters of 2017. The increase in net cash provided by operating activities primarily reflects favorable working capital (comprised of changes in inventories, accounts receivable and accrued expenses) comparisons to the first two quarters of 2017. This increase is mainly due to a decrease in inventory and the timing of payments received in 2017 from post-acquisition transition services agreements.  The inventory reduction in the first two quarters of 2018 is primarily attributable to our inventory reduction plan.

Net cash used in investing activities for the first two quarters of 2018 decreased $7.6 million to $17.2 million from $24.8 million for the first two quarters of 2017. The decrease was attributable to a decrease in capital spending, partially offset by the proceeds from the sale of assets in 2017. Capital expenditures in the first two quarters 2018 and 2017 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest. During the first two quarters of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment, which we acquired as part of the Green Giant acquisition, resulting in a $1.6 million loss on sale of assets.

Net cash used in financing activities for the first two quarters of 2018 was $232.2 million compared to net cash provided by financing activities of $28.0 million for the first two quarters of 2017.  Net cash used in financing activities for the first two quarters of 2018 consisted of the $150.0 million optional prepayment of our tranche B term loans, $61.9 million of dividend payments,  $18.5 million of payments for the repurchase of common stock and $1.8 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation.  Net cash provided by financing activities for the first two quarters of 2017 consisted of $500.0 million of proceeds from the issuance of our 5.25% senior notes and $55.0 million of revolving credit facility borrowings, partially offset by $233.6 million repayment of our tranche A term loans,  $221.0 million of repayments of revolving credit facility borrowings, $61.8 million of dividend payments, $8.6 million of debt financing costs and $2.0 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation.

-  39  -

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

For the first two quarters of 2018 and 2017, we had net cash provided by operating activities of $104.8 million and $19.8 million, respectively, and distributed as dividends $61.9 million and $61.8 million, respectively. Based upon our current dividend rate of $1.88 per share per annum, we expect our aggregate dividend payments in fiscal 2018 to be approximately $124.5 million.

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

We financed the McCann’s acquisition, completed in July 2018, and the Back to Nature acquisition, completed in October 2017, with cash on hand and additional revolving loans under our existing credit facility.  The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

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

-  40  -

On November 20, 2017, we again refinanced our senior secured credit facility.  This second refinancing increased the principal amount of the tranche B term loans by $10.0 million to $650.1 million, reduced by 25 basis points the spread over LIBOR or the applicable base rate on the tranche B term loans and any revolving loans, increased the aggregate commitments under our revolving credit facility from $500.0 million to $700.0 million, and extended the maturity date applicable to our revolving credit facility from June 2019 to November 2022.

We made optional prepayments of aggregate principal amount of our tranche B term loans of $125.0 million in the first quarter of 2018 and $25.0 million in the second quarter of 2018. At June 30, 2018,  $500.1 million of tranche B term loans and no amount of revolving loans were outstanding under our credit agreement.  During the third quarter of 2018, we made additional borrowings of revolving loans to fund the McCann’s acquisition.  As a result, as of the date of this report, $35.0 million of revolving loans were outstanding.

Our credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

As of the date of this report, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $662.8 million.   Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  The revolving credit facility matures on November 21, 2022.

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

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. At June 30, 2018, the tranche B term loan interest rate was approximately 4.09%.

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

-  41  -

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

Stock Repurchase Program

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of the company’s common stock through March 15, 2019.  Under the authorization, the company may purchase shares of common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the Securities and Exchange Commission (SEC).

The timing and amount of stock repurchases under the program will be at the discretion of management, and will depend on available cash, market conditions and other considerations.  Therefore, we cannot assure you as to the number or aggregate dollar amount of shares that will be repurchased under the repurchase program.  We may discontinue the program at any time.  Any shares repurchased pursuant to the repurchase program will be cancelled.

During the second quarter of 2018, we repurchased and retired 694,749 shares of common stock at an average price per share (excluding fees and commissions) of $26.65, or $18.5 million in the aggregate. As of June 30, 2018, we had $31.5 million available for future repurchases of common stock under the stock repurchase program. We did not repurchase any shares of common stock during the first quarter of 2018 or the first two quarters of 2017.  See Note 10, “Pension Benefits,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for disclosure relating to shares of the company’s common stock purchased by our defined benefit pension plans.

Future Capital Needs

On June 30, 2018, our total long-term debt of $2,073.9 million, net of our cash and cash equivalents of $62.8 million, was $2,011.1 million.  Stockholders’ equity as of that date was $827.0 million.

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

-  42  -

We expect to make capital expenditures of approximately $50.0 million in the aggregate during fiscal 2018,  $17.2 million of which were made during the first two quarters.  Our projected capital expenditures for fiscal 2018 include anticipated capital expenditures of approximately $4.0 million for new productivity projects, $5.5 million to fund infrastructure optimization projects, $3.6 million for IT infrastructure including cyber security, and approximately $12.4 million in connection with the implementation of a new enterprise resource planning (ERP) system.

Seasonality

Sales of a number of our products tend to be seasonal and may be influenced by holidays, changes in seasons or certain other annual events. In general, our sales are higher during the first and fourth quarters.

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

Off-balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first two quarters of 2018, except for the prepayment of a portion of our tranche B term loans, see “—Debt” above, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2017 Annual Report on Form 10-K.

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements.  We believe important factors that could cause actual results to differ materially from our expectations include the following:

-  43  -

•	our substantial leverage;
•	the impact to our business and our financial results of the U.S. Tax Act;
•	the effects of rising costs for raw materials, packaging, ingredients and distribution;
•	crude oil prices and their impact on distribution, packaging and energy costs;
•	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
•	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
•

our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;

•	the risks associated with the expansion of our business;
•	our possible inability to identify new acquisitions or to integrate recent or future acquisitions or our failure to realize anticipated revenue enhancements, cost savings or other synergies;
•	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
•	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
•	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
•	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
•	future impairments of our goodwill and intangible assets;
•	our ability to successfully implement a new enterprise resource planning (ERP) system;
•	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
•	our sustainability initiatives and changes to environmental laws and regulations;
•	other factors that affect the food industry generally, including:
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

Developments in any of these areas could cause our results to differ materially from results that have been, or may be, projected by us or on our behalf.

-  44  -

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At June 30, 2018, we had $1,600.0 million of fixed rate debt and $500.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at June 30, 2018, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $5.0 million.

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of June 30, 2018 and December 30, 2017 are as follows (in thousands):

	June 30, 2018				December 30, 2017
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		—		—
Tranche B term loans due 2022	498,526	(2)	500,395	(1)	647,831	(2)	652,689	(1)
4.625% senior notes due 2021	700,000		688,625	(4)	700,000		710,500	(4)
5.25% senior notes due 2025	903,640	(3)	851,681	(4)	903,910	(3)	919,729	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche B term loans are net of discount.    At June 30, 2018 and December 30, 2017, the face amounts of the tranche B term loans were $500.1 million and $650.1 million, respectively.

(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At June 30, 2018 and December 30, 2017 the face amount of the 5.25% senior notes due 2025 was $900.0 million.
(4)	Fair values are estimated based on quoted market prices.

Cash and cash equivalents, trade accounts receivable, income tax receivable/payable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

For more information, see Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

-  45  -

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first two quarters of 2018, our net sales to customers in foreign countries represented approximately 6.9% of our total net sales.  During the first two quarters of 2017, our net sales to customers in foreign countries represented approximately 7.1% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management, including our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures that we use that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

-  46  -

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the second quarter of 2018.

Issuer Purchases of Equity Securities

A summary of our common stock purchased by the company and our defined benefit pension plans during the second quarter of 2018 is set forth in the table below.(1)(2)

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 28, 2018	-		$-	-	$50,000,000
April 29, 2018 – May 26, 2018	694,749	[1]	$26.65	694,749	$31,471,005
May 27, 2018 - June 30, 2018	227,667	[2]	$28.27	—	$31,471,005
Total	922,416		$27.05	694,749	$31,471,005

(1)

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of the company’s common stock through March 15, 2019.  During the second quarter of 2018, we repurchased and retired 694,749 shares of common stock pursuant to the stock repurchase program. As of June 30, 2018, we had $31.5 million available for future purchases of common stock under the stock repurchase program.

(2)

During the second quarter of 2018, our defined benefit pension plans purchased 227,667 shares of the company’s common stock. The purchases of shares by our defined benefit pension plans were not made pursuant to our stock repurchase program and therefore do not reduce the amount available for purchase pursuant to our stock repurchase program.

 Item 3.Defaults Upon Senior Securities

Not applicable.

-  47  -

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

101.1

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

-  48  -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2018	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

-  49  -