Form 10-Q
period 2018-09-29
B&G Foods, Inc.
filed 2018-11-02
CIK 1278027

As filed with the Securities and Exchange Commission on November 2, 2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2018

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, the registrant had 65,932,909 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

-  i  -

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 29,	December 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$26,171	$206,506
Trade accounts receivable, net	170,140	141,392
Inventories	487,432	501,849
Assets held for sale	238,671	—
Prepaid expenses and other current assets	28,501	20,054
Income tax receivable	14,402	16,794
Total current assets	965,317	886,595

Property, plant and equipment, net of accumulated depreciation of $223,575 and $200,664	276,761	272,192
Goodwill	585,153	649,292
Other intangibles, net	1,600,061	1,748,220
Other assets	1,439	1,617
Deferred income taxes	3,252	3,122
Total assets	$3,431,983	$3,561,038

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$156,267	$122,358
Accrued expenses	60,679	48,067
Current portion of long-term debt	352,198	—
Income tax payable	951	139
Dividends payable	31,318	30,922
Total current liabilities	601,413	201,486

Long-term debt	1,723,110	2,217,574
Other liabilities	22,007	24,881
Deferred income taxes	252,867	236,278
Total liabilities	2,599,397	2,680,219
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 65,932,909 and 66,499,044 shares issued and outstanding as of September 29, 2018 and December 30, 2017	659	665
Additional paid-in capital	156,193	266,789
Accumulated other comprehensive loss	(18,898)	(20,756)
Retained earnings	694,632	634,121
Total stockholders’ equity	832,586	880,819
Total liabilities and stockholders’ equity	$3,431,983	$3,561,038

See Notes to Consolidated Financial Statements.

-  1  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net sales	$422,602	$406,051	$1,242,709	$1,180,034
Cost of goods sold	307,563	285,109	943,141	833,316
Gross profit	115,039	120,942	299,568	346,718

Operating expenses:
Selling, general and administrative expenses	39,987	40,999	119,827	133,105
Amortization expense	4,634	4,265	13,852	13,002
Operating income	70,418	75,678	165,889	200,611

Other income and expenses:
Interest expense, net	27,932	23,374	83,845	65,019
Loss on extinguishment of debt	—	—	3,324	1,163
Other income	(1,313)	(198)	(2,979)	(4,064)
Income before income tax expense	43,799	52,502	81,699	138,493
Income tax expense	11,811	19,772	21,188	50,938
Net income	$31,988	$32,730	$60,511	$87,555

Weighted average shares outstanding:
Basic	65,932	66,496	66,252	66,484
Diluted	66,021	66,644	66,363	66,713

Earnings per share:
Basic	$0.49	$0.49	$0.91	$1.32
Diluted	$0.48	$0.49	$0.91	$1.31

Cash dividends declared per share	$0.475	$0.465	$1.415	$1.395

See Notes to Consolidated Financial Statements.

-  2  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net income	$31,988	$32,730	$60,511	$87,555

Other comprehensive income:
Foreign currency translation adjustments	3,998	713	1,471	8,350
Amortization of unrecognized prior service cost and pension deferrals, net of tax	138	120	387	222
Other comprehensive income	4,136	833	1,858	8,572
Comprehensive income	$36,124	$33,563	$62,369	$96,127

See Notes to Consolidated Financial Statements.

-  3  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 29,	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$60,511	$87,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,933	36,284
Amortization of deferred debt financing costs and bond discount	4,410	4,263
Deferred income taxes	16,496	35,079
Loss on sale of assets	—	1,608
Write-off of property, plant, and equipment	99	107
Loss on extinguishment of debt	3,324	1,163
Share-based compensation expense	3,346	4,284
Changes in assets and liabilities, net of effects of businesses acquired and assets held for sale:
Trade accounts receivable	(30,523)	(52,044)
Inventories	6,933	(127,052)
Prepaid expenses and other current assets	(8,339)	(6,407)
Income tax receivable/payable	2,377	(3,025)
Other assets	212	(1,309)
Trade accounts payable	30,353	38,787
Accrued expenses	11,481	(8,130)
Other liabilities	(1,550)	(3,626)
Net cash provided by operating activities	139,063	7,537

Cash flows from investing activities:
Capital expenditures	(25,916)	(42,728)
Proceeds from sale of assets	—	2,229
Payments for acquisition of businesses, net of cash acquired	(30,787)	(117)
Net cash used in investing activities	(56,703)	(40,616)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	(233,640)
Proceeds from issuance of long-term debt	—	500,000
Repayments of borrowings under revolving credit facility	(50,000)	(221,000)
Borrowings under revolving credit facility	50,000	85,000
Proceeds from issuance of common stock, net	21	36
Dividends paid	(93,206)	(92,710)
Payments for repurchase of common stock, net	(18,529)	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,832)	(1,962)
Debt financing costs	—	(8,637)
Net cash (used in) provided by financing activities	(263,546)	27,087

Effect of exchange rate fluctuations on cash and cash equivalents	851	(226)
Net decrease in cash and cash equivalents	(180,335)	(6,218)

Cash and cash equivalents at beginning of period	206,506	28,833
Cash and cash equivalents at end of period	$26,171	$22,615

Supplemental disclosures of cash flow information:
Cash interest payments	$59,484	$41,824
Cash income tax payments	$2,337	$15,084
Non-cash transactions:
Dividends declared and not yet paid	$31,318	$30,921
Accruals related to purchases of property, plant and equipment	$3,125	$—

See Notes to Consolidated Financial Statements.

-  4  -

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico.  Our products include frozen and canned vegetables, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, cookies and crackers, nut clusters and other specialty products.  Our products are marketed under many recognized brands, including Ac’cent,  B&G,  B&M,  Back to Nature,  Baker’s Joy,  Bear Creek Country Kitchens,  Brer Rabbit,  Canoleo,  Cary’s,  Cream of Rice,  Cream of Wheat,  Devonsheer,  Don Pepino,  Durkee,  Emeril’s,  Grandma’s Molasses,  Green Giant,  JJ Flats,  Joan of Arc,  Las Palmas,  Le Sueur,  MacDonald’s,  Mama Mary’s,  Maple Grove Farms of Vermont,  McCann’s,  Molly McButter,  Mrs. Dash,  New York Flatbreads,  New York Style,  Old London,  Ortega,  Polaner,  Red Devil,  Regina,  Sa-són,  Sclafani,  SnackWell’s,  Spice Islands,  Spring Tree,  Sugar Twin,  Tone’s,  Trappey’s,  TrueNorth,  Underwood,  Vermont Maid,  Victoria,  Weber and Wright’s.  We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution.  We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 29, 2018 (third quarter and first three quarters of 2018) and September 30, 2017 (third quarter and first three quarters of 2017) have been prepared by our company in accordance with generally accepted accounting principles (GAAP) in the United States of America pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading.  All intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 29, 2018, and the results of our operations, comprehensive income and cash flows for the third quarter and first three quarters of 2018 and 2017.  Our results of operations for the third quarter and first three quarters of 2018 are not necessarily indicative of the results to be expected for the full year.  We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2017 filed with the SEC on March 1, 2018.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

In January 2017, the FASB issued a new ASU that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business may affect many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The ASU is applied on a prospective basis and is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard as of the first quarter of fiscal 2018, and there was no material impact to our consolidated financial statements. We applied this ASU while evaluating whether McCann’s, acquired on July 16, 2018, and Pirate Brands, sold on October 17, 2018, met the definition of a business. See Note 3, “Acquisitions and Divestitures.”

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

Recently Issued Accounting Standards

In August 2018, the SEC issued a final rule to amend certain disclosure requirements.  Under the new rule, registrants will be required to disclose in interim periods in quarterly reports on Form 10-Q (1) the changes in each caption of stockholders’ equity and noncontrolling interests for the “current and comparative year-to-date periods, with subtotals for each interim period” and (2) the amount of dividends per share for each class of shares.  The interim disclosures of changes in stockholders’ equity, including dividends per share amounts, may be given in a note to the financial statements or in a separate financial statement.  The interim disclosures of the changes in stockholders’ equity should be in the form of a reconciliation of the beginning balance to the ending balance for each period for which a statement of operations is required to be filed, with all significant reconciling items described by appropriate captions.  The reconciliation should also reflect any adjustments to the balance at the beginning of the earliest period presented for items retroactively applied to periods prior to that period.  The new rule is effective for interim periods beginning after November 5, 2018. We expect to adopt the new rule as of the first quarter of fiscal 2019.

In August 2018, the FASB issued a new ASU that aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies by changing disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The update is effective for fiscal years beginning after December 15, 2020. We expect to update our defined benefit pension plan disclosures when the new standard becomes effective. We do not expect the adoption of this ASU to have an impact to our consolidated financial statements as this ASU only modifies disclosure requirements.

In August 2018, the FASB issued a new ASU that aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies by changing disclosure requirements for fair value measurement. The update is effective for fiscal years beginning after December 15, 2019. We expect to update our fair value measurement disclosures when the new standard becomes effective. We do not expect the adoption of this ASU to have an impact to our consolidated financial statements as this ASU only modifies disclosure requirements.

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

In February 2016, the FASB issued a new ASU that requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current guidance and to disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The new standard is effective for us on December 30, 2018, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on December 30, 2018 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before December 30, 2018.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We expect to elect all of the new standard’s available transition practical expedients.

We do not expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases; and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

(3)Acquisitions and Divestitures

Back to Nature Acquisition

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the preliminary allocation of the Back to Nature acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. During the first three quarters of 2018, we recorded a purchase price adjustment to increase goodwill by $3.7 million and unamortizable trademarks by $0.1 million, and decrease inventory by $1.7 million and other working capital by $2.1 million.  We anticipate completing the purchase price allocation during the fourth quarter of fiscal 2018.

Back to Nature Acquisition (in thousands):

Purchase Price:
Cash paid	$162,848
Total	$162,848

Preliminary Allocation:
Trademarks—unamortizable intangible assets	$109,900
Trademarks—amortizable intangible assets	12,800
Goodwill	37,243
Customer relationship intangibles—amortizable intangible assets	14,700
Inventory	5,088
Long-term deferred income tax liabilities, net	(10,801)
Other working capital	(6,082)
Total	$162,848

The Back to Nature acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

McCann’s Acquisition

On July 16, 2018, we acquired the McCann’s brand of premium Irish oatmeal from TreeHouse Foods, Inc. for approximately $30.8 million in cash.  We refer to this acquisition as the “McCann’s acquisition.”

The following table sets forth the preliminary allocation of the McCann’s acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed.    We anticipate completing the purchase price allocation during the third quarter of fiscal 2019.

McCann’s Acquisition (in thousands):

Purchase Price:
Cash paid	$30,787
Total	$30,787

Preliminary Allocation:
Property, plant and equipment	$12
Inventory	973
Trademarks—unamortizable intangible assets	24,800
Customer relationship intangibles—amortizable intangible assets	2,000
Accrued expenses	(100)
Goodwill	3,102
Total	$30,787

-  10  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The McCann’s acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

Pirate Brands Divestiture

On September 12, 2018, B&G Foods, Inc., B&G Foods North America, Inc., a wholly owned operating subsidiary of B&G Foods, Inc., Pirate Brands, LLC, a wholly owned subsidiary of B&G Foods North America, Inc., and The Hershey Company entered into an asset purchase agreement, pursuant to which B&G Foods, B&G Foods North America and Pirate Brands agreed to sell our Pirate Brands business to The Hershey Company for a purchase price of $420.0 million in cash, subject to closing and post-closing adjustments based upon inventory at closing. The Pirate Brands business includes the Pirate’s Booty,  Smart Puffs and Original Tings brands.    We refer to this divestiture as the  “Pirate Brands sale.”

The following table sets forth assets held for sale at September 29, 2018 relating to the then pending Pirate Brands sale.  The Pirate Brands sale closed on October 17, 2018.  See Note 17, “Subsequent Events.”

Pirate Brands Assets Held for Sale (in thousands):

Inventory	$6,031
Property, plant and equipment	404
Customer relationship intangibles—amortizable intangible assets	8,408
Trademarks—unamortizable intangible assets	152,800
Goodwill	70,952
Other	77
Total	$238,671

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

Inventories consist of the following, as of the dates indicated (in thousands):

	September 29, 2018	December 30, 2017
Raw materials and packaging	$68,988	$70,315
Work-in-process	134,134	140,425
Finished goods	284,310	291,109
Total	$487,432	$501,849

-  11  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	September 29, 2018			December 30, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$19,600	$3,095	$16,505	$19,600	$2,276	$17,324
Customer relationships	335,590	107,734	227,856	344,990	97,695	247,295
Total amortizable intangible assets	$355,190	$110,829	$244,361	$364,590	$99,971	$264,619

Unamortizable Intangible Assets
Goodwill	$585,153			$649,292
Trademarks	$1,355,700			$1,483,601

Amortization expense associated with amortizable intangible assets for the third quarter and first three quarters of 2018 was $4.6 million and $13.9 million, respectively, and is recorded in operating expenses. Amortization expense associated with amortizable intangible assets for the third quarter and first three quarters of 2017 was $4.3 million and $13.0 million, respectively.  We expect to recognize an additional $4.5 million of amortization expense associated with our amortizable intangible assets during the remainder of fiscal 2018, and thereafter $18.0 million of amortization expense in each of the fiscal years 2019 through 2022.  See Note 3, “Acquisitions and Divestitures.”

(6)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	September 29, 2018	December 30, 2017
Revolving credit loans	$—	$—
Tranche B term loans due 2022	500,110	650,110
4.625% senior notes due 2021	700,000	700,000
5.25% senior notes due 2025	900,000	900,000
Unamortized deferred financing costs	(26,809)	(34,167)
Unamortized discount	2,007	1,631
Total long-term debt, net of unamortized deferred financing costs and discount	2,075,308	2,217,574
Current portion of long-term debt	352,198	—
Long-term debt, net of unamortized deferred financing costs and discount, and excluding current portion	$1,723,110	$2,217,574

As of September 29, 2018, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December:
2018	$352,198
2019	—
2020	—
2021	700,000
2022	147,912
Thereafter	900,000
Total	$2,100,110

-  12  -

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

We made optional prepayments of aggregate principal amount of our tranche B term loans of $125.0 million in the first quarter of 2018 and $25.0 million in the second quarter of 2018.    At September 29, 2018,  $500.1 million aggregate principal amount of tranche B term loans were outstanding and no amount of revolving credit loans were outstanding under our credit agreement. As of September 29, 2018, $352.2 million aggregate principal amount of tranche B term loans was subject to mandatory prepayment within five business days of the closing of the then pending Pirate Brands sale, and the remaining $147.9 million was due and payable at maturity on November 2, 2022.  Following the closing of the Pirate Brands sale, we have prepaid and retired the entire $500.1 million aggregate principal amount of tranche B term loans that were outstanding as of September 29, 2018.  See Note 17, “Subsequent Events.”

At September 29, 2018, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $697.8 million.  See Note 17, “Subsequent Events.”  Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.

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

We may prepay term loans or permanently reduce the revolving credit facility commitment under the credit agreement at any time without premium or penalty (other than customary “breakage” costs with respect to the early termination of LIBOR loans).  Subject to certain exceptions, the credit agreement provides for mandatory prepayment upon certain asset dispositions or casualty events and issuances of indebtedness.

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

Interest under the tranche B term loan facility was determined based on alternative rates that we could choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 7.00 to 1.00.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of September 29, 2018, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 4.625% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of September 29, 2018, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

The indenture governing the 5.25% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of September 29, 2018, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes.

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

Accrued Interest.  At September 29, 2018 and December 30, 2017, accrued interest of $34.6 million and $14.6 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

-  15  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Loss on Extinguishment of Debt.  During the second quarter of 2018, we incurred a loss on extinguishment of debt in connection with the prepayment of our tranche B term loans, which includes the write-off of deferred debt financing costs of $0.4 million and the write-off of unamortized discount of $0.1 million. During the first three quarters of 2018, we incurred a loss on extinguishment of debt in connection with the prepayment of our tranche B term loans, which includes the write-off of deferred debt financing costs of $2.8 million and the write-off of unamortized discount of $0.5 million.  During the second quarter of 2017, the repayment of all outstanding borrowings under the tranche A term loans resulted in a loss on extinguishment of debt, which includes the write-off of deferred debt financing costs of $0.9 million and the write-off of unamortized discount of $0.2 million. During the first quarter of 2017, we incurred a loss on extinguishment of debt in connection with the refinancing of our tranche B term loans, which includes the write-off of deferred debt financing costs and the write-off of unamortized discount of less than $0.1 million in each case.

(7)Fair Value Measurements

The authoritative accounting literature relating to fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The accounting literature outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP in the United States, certain assets and liabilities must be measured at fair value, and the accounting literature details the disclosures that are required for items measured at fair value.

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

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of September 29, 2018 and December 30, 2017 are as follows (in thousands):

	September 29, 2018				December 30, 2017
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		—		—
Tranche B term loans due 2022	498,612	(2)	504,845	(1)	647,831	(2)	652,689	(1)
4.625% senior notes due 2021	700,000		696,500	(4)	700,000		710,500	(4)
5.25% senior notes due 2025	903,506	(3)	863,978	(4)	903,910	(3)	919,729	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche B term loans are net of discount.  At September 29, 2018 and December 30, 2017, the face amounts of the tranche B term loans were $500.1 million and $650.1 million, respectively.

(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At September 29, 2018 and December 30, 2017 the face amount of the 5.25% senior notes due 2025 was $900.0 million.
(4)	Fair values are estimated based on quoted market prices.

There was no Level 3 activity during the third quarter or first three quarters of 2018 or 2017.

-  16  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the third quarter and first three quarters of 2018 and 2017 are as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Affected Line Item in
	September 29,	September 30,	September 29,	September 30,	the Statement Where
Details about AOCL Components	2018	2017	2018	2017	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$1	$9	$2	$27	See (1) below
Amortization of unrecognized loss	183	185	514	331	See (1) below
Accumulated other comprehensive loss before tax	184	194	516	358	Total before tax
Tax expense	(46)	(74)	(129)	(136)	Income tax expense
Total reclassification	$138	$120	$387	$222	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first three quarters of 2018 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Beginning balance	$(12,985)	$(7,771)	$(20,756)
Other comprehensive income before reclassifications	—	1,471	1,471
Amounts reclassified from AOCL	387	—	387
Net current period other comprehensive income	387	1,471	1,858
Ending balance	$(12,598)	$(6,300)	$(18,898)

(9)Stock Repurchase Program

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of our company’s common stock through March 15, 2019.  Under the authorization, we may purchase shares of common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

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

During the second quarter of 2018,  we repurchased and retired 694,749 shares of common stock at an average price per share (excluding fees and commissions) of $26.65, or $18.5 million in the aggregate. As of September 29, 2018, we had $31.5 million available for future repurchases of common stock under the stock repurchase program. We did not repurchase any shares of common stock during the first quarter or third quarter of 2018 or the first three quarters of 2017.

See Note 10, “Pension Benefits,” for disclosure relating to shares of our company’s common stock purchased by our defined benefit pension plans.

-  17  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)Pension Benefits

Company Sponsored Defined Benefit Pension Plans.  Net periodic pension cost for company sponsored defined benefit pension plans for the third quarter and first three quarters of 2018 and 2017 includes the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Service cost—benefits earned during the period	$1,909	$1,798	$5,803	$4,538
Interest cost on projected benefit obligation	1,268	1,284	3,797	3,714
Expected return on plan assets	(2,063)	(1,771)	(6,072)	(5,271)
Amortization of unrecognized prior service cost	1	9	2	27
Amortization of unrecognized loss	183	185	514	331
Net periodic pension cost	$1,298	$1,505	$4,044	$3,339

As a result of adopting the ASU issued by the FASB in March 2017, which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost, we have reclassified net periodic pension cost, excluding service cost, out of selling, general and administrative expenses and into other expense (income) on our consolidated statements of operations.

During the first three quarters of 2018, we made $5.6 million of defined benefit pension plan contributions. We do not plan to make additional contributions during the remainder of fiscal 2018.

During the second quarter of 2018, our defined benefit pension plans purchased 227,667 shares of our company’s common stock at an average price per share (excluding fees and commissions) of $28.27, or $6.4 million in the aggregate.

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

B&G Foods made contributions to the plan of $0.7 million in the first three quarters of 2018 and expects to pay surcharges of less than $0.1 million in fiscal 2018 assuming consistent hours are worked.  B&G Foods contributed $0.2 million in fiscal 2017 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

-  18  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)Commitments and Contingencies

Operating Leases.  As of September 29, 2018, future minimum lease payments under non-cancelable operating leases in effect at quarter-end (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2018	$2,972
2019	11,575
2020	10,054
2021	8,087
2022	3,829
Thereafter	12,097
Total	$48,614

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

Environmental.  We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first three quarters of 2018 or 2017 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements.  As of September 29, 2018, approximately 1,510 of our 2,516 employees, or 60.0%, were covered by collective bargaining agreements.  None of our collective bargaining agreements are scheduled to expire within one year.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(12)Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method.  For the third quarter of 2018 and 2017, there were 400,338 and 349,015, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Weighted average shares outstanding:
Basic	65,932,352	66,496,333	66,252,392	66,484,105
Net effect of potentially dilutive share-based compensation awards	88,423	147,310	110,860	228,979
Diluted	66,020,775	66,643,643	66,363,252	66,713,084

(13)Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts.  We perform ongoing credit evaluations of the financial condition of our customers.  Our top ten customers accounted for approximately 55.2% and 53.8% of consolidated net sales for the first three quarters of 2018 and 2017, respectively.  Our top ten customers accounted for approximately  52.5% and 49.4% of our consolidated trade accounts receivables as of September 29, 2018 and December 30, 2017, respectively. Other than Walmart, which accounted for  24.0% and 24.7% of our consolidated net sales for the first three quarters of 2018 and 2017, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2018 or 2017. Other than Walmart, which accounted for 21.6% and 21.5% of our consolidated trade accounts receivables as of September 29, 2018 and December 30, 2017, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.  As of September 29, 2018, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first three quarters of 2018 and 2017, our sales to customers in foreign countries represented approximately 7.1% and 6.4%, respectively, of net sales.  Our foreign sales are primarily to customers in Canada.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details our stock option activity for the first three quarters of fiscal 2018 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2018	832,569	$33.45
Granted	397,864	$27.00
Exercised	(618)	$27.77
Forfeited	(9,580)	$33.70
Cancelled	(1,026)	$27.77
Outstanding at end of third quarter of 2018	1,219,209	$31.35	7.74	$1,955
Exercisable at end of third quarter of 2018	532,485	$31.35	6.40	$370

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

	2018	2017
Weighted average grant date fair value	$3.74	$7.29
Expected volatility	30.6% - 31.7%	27.5% - 29.2%
Expected term	5.5 - 6.5 years	5.5 - 6.5 years
Risk-free interest rate	2.6% - 2.8%	1.8% - 2.4%
Dividend yield	6.7% - 8.1%	4.5% - 5.22%

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the third quarter and first three quarters of 2018 and 2017 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
Consolidated Statements of Operations Location	2018	2017	2018	2017
Compensation expense included in cost of goods sold	$250	$217	$1,014	$689
Compensation expense included in selling, general and administrative expenses	499	865	2,332	3,595
Total compensation expense for share-based payments	$749	$1,082	$3,346	$4,284

As of September 29, 2018, there was $1.4 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.25 years, and $1.6 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.5 years.

-  21  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our non-vested performance share LTIAs for the first three quarters of 2018:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2018	437,218	$29.36
Granted	242,436	$21.39
Vested	(150,255)	$23.84
Forfeited	(7,892)	$29.57
End of third quarter of 2018	521,507	$27.24

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

The following table details the number of shares of common stock issued by our company during the third quarter and first three quarters of 2018 and 2017 upon the vesting of performance share LTIAs, the exercise of stock options and other share-based payments (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Number of performance shares vested	—	—	150,255	110,528
Shares withheld to fund statutory minimum tax withholding	—	—	57,298	42,368
Shares of common stock issued for performance share LTIAs	—	—	92,957	68,160
Shares of common stock issued upon the exercise of stock options	618	—	618	1,300
Shares of common stock issued to non-employee directors for annual equity grants	—	—	1,119	20,559
Total shares of common stock issued	618	—	94,694	90,019
Excess tax benefit (1)	$—	$—	$305	$820

(1)

As a result of the adoption of ASU 2016-09, we recognized discrete tax benefits of $0.3 million and $0.8 million in the income taxes line item of our consolidated statement of operations for the first three quarters of 2018 and 2017, respectively, related to excess tax benefits upon vesting or settlement.

-  22  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017 (2)	2018	2017 (2)
Brand:(1)
Green Giant - frozen	$90,338	$79,247	$269,409	$233,708
Spices & Seasonings(3)	65,141	70,193	191,571	200,568
Ortega	33,913	33,220	105,835	104,235
Pirate Brands(4)	26,597	26,495	72,799	68,377
Green Giant - shelf stable(5)	25,997	29,607	65,126	78,372
Back to Nature(6)	17,267	—	54,929	—
Maple Grove Farms of Vermont	16,185	15,687	50,228	50,655
Mrs. Dash	13,603	14,646	44,852	45,993
Cream of Wheat	14,168	14,653	44,369	43,436
Bear Creek Country Kitchens	12,425	12,818	27,359	29,075
All other brands	106,968	109,485	316,232	325,615
Total	$422,602	$406,051	$1,242,709	$1,180,034

(1)

Table includes net sales for each of our brands whose net sales for the first three quarters of 2018 or fiscal 2017 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.

(2)

Net sales for the third quarter and first three quarters of 2017 have been adjusted to reflect our retrospective adoption of the new revenue recognition standard.  See Note 2, “Summary of Significant Accounting Policies —  Newly Adopted Accounting Standards.”

(3)

Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.

(4)	See Note 3, “Acquisitions and Divestitures” and Note 17, “Subsequent Events.”
(5)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(6)	We completed the Back to Nature acquisition on October 2, 2017.

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

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of September 29, 2018 and December 30, 2017, the related condensed consolidating statement of operations for the thirteen and thirty-nine weeks ended September 29, 2018 and September 30, 2017 and the related condensed consolidating statement of cash flows for the thirty-nine weeks ended September 29, 2018 and September 30, 2017 for:

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

Condensed Consolidating Balance Sheet

As of September 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$20,210	$5,961	$—	$26,171
Trade accounts receivable, net	—	156,613	13,527	—	170,140
Inventories, net	—	412,478	74,954	—	487,432
Assets held for sale	—	238,671	—	—	238,671
Prepaid expenses and other current assets	—	24,222	4,279	—	28,501
Income tax receivable	—	12,913	1,489	—	14,402
Total current assets	—	865,107	100,210	—	965,317

Property, plant and equipment, net	—	232,889	43,872	—	276,761
Goodwill	—	585,153	—	—	585,153
Other intangibles, net	—	1,600,061	—	—	1,600,061
Other assets	—	1,426	13	—	1,439
Deferred income taxes	—	—	3,252	—	3,252
Investments in subsidiaries	2,966,021	97,888	—	(3,063,909)	—
Total assets	$2,966,021	$3,382,524	$147,347	$(3,063,909)	$3,431,983

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$—	$128,223	$28,044	$—	$156,267
Accrued expenses	—	57,710	2,969	—	60,679
Current portion of long-term debt	352,198	—	—	—	352,198
Income tax payable	—	—	951	—	951
Dividends payable	31,318	—	—	—	31,318
Intercompany payables	—	(17,478)	17,478	—	—
Total current liabilities	383,516	168,455	49,442	—	601,413

Long-term debt	1,749,919	(26,809)	—	—	1,723,110
Other liabilities	—	21,990	17	—	22,007
Deferred income taxes	—	252,867	—	—	252,867
Total liabilities	2,133,435	416,503	49,459	—	2,599,397

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	659	—	—	—	659
Additional paid-in capital	156,193	2,292,512	68,253	(2,360,765)	156,193
Accumulated other comprehensive loss	(18,898)	(18,898)	(6,299)	25,197	(18,898)
Retained earnings	694,632	692,407	35,934	(728,341)	694,632
Total stockholders’ equity	832,586	2,966,021	97,888	(3,063,909)	832,586
Total liabilities and stockholders’ equity	$2,966,021	$3,382,524	$147,347	$(3,063,909)	$3,431,983

-  24  -

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended September 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$398,347	$49,281	$(25,026)	$422,602
Cost of goods sold	—	286,893	45,696	(25,026)	307,563
Gross profit	—	111,454	3,585	—	115,039

Operating expenses:
Selling, general and administrative expenses	—	37,743	2,244	—	39,987
Amortization expense	—	4,634	—	—	4,634
Operating income	—	69,077	1,341	—	70,418

Other income and expenses:
Interest expense, net	—	27,932	—	—	27,932
Other income	—	(1,313)	—	—	(1,313)
Income before income tax expense	—	42,458	1,341	—	43,799
Income tax expense	—	10,308	1,503	—	11,811
Equity in earnings of subsidiaries	31,988	(162)	—	(31,826)	—
Net income	$31,988	$31,988	$(162)	$(31,826)	$31,988
Comprehensive income (loss)	$36,124	$31,850	$3,836	$(35,686)	$36,124

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirty-nine Weeks Ended September 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,178,637	$142,507	$(78,435)	$1,242,709
Cost of goods sold	—	892,549	129,027	(78,435)	943,141
Gross profit	—	286,088	13,480	—	299,568

Operating expenses:
Selling, general and administrative expenses	—	112,784	7,043	—	119,827
Amortization expense	—	13,852	—	—	13,852
Operating income	—	159,452	6,437	—	165,889

Other income and expenses:
Interest expense, net	—	83,845	—	—	83,845
Loss on extinguishment of debt	—	3,324	—	—	3,324
Other income	—	(2,979)	—	—	(2,979)
Income before income tax expense	—	75,262	6,437	—	81,699
Income tax expense	—	19,401	1,787	—	21,188
Equity in earnings of subsidiaries	60,511	4,650	—	(65,161)	—
Net income	$60,511	$60,511	$4,650	$(65,161)	$60,511
Comprehensive income (loss)	$62,369	$60,124	$6,121	$(66,245)	$62,369

-  26  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended September 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$372,474	$45,424	$(11,847)	$406,051
Cost of goods sold	—	260,077	36,879	(11,847)	285,109
Gross profit	—	112,397	8,545	—	120,942

Operating expenses:
Selling, general and administrative expenses	—	38,130	2,869	—	40,999
Amortization expense	—	4,265	—	—	4,265
Operating income	—	70,002	5,676	—	75,678

Other income and expenses:
Interest expense, net	—	23,374	—	—	23,374
Other income	—	(198)	—	—	(198)
Income before income tax expense	—	46,826	5,676	—	52,502
Income tax expense	—	18,415	1,357	—	19,772
Equity in earnings of subsidiaries	32,730	4,319	—	(37,049)	—
Net income	$32,730	$32,730	$4,319	$(37,049)	$32,730
Comprehensive income (loss)	$33,563	$32,609	$5,031	$(37,640)	$33,563

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirty-nine Weeks Ended September 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,108,202	$124,252	$(52,420)	$1,180,034
Cost of goods sold	—	776,312	109,424	(52,420)	833,316
Gross profit	—	331,890	14,828	—	346,718

Operating expenses:
Selling, general and administrative expenses	—	124,425	8,680	—	133,105
Amortization expense	—	13,002	—	—	13,002
Operating income	—	194,463	6,148	—	200,611

Other income and expenses:
Interest expense, net	—	65,019	—	—	65,019
Loss on extinguishment of debt	—	1,163	—	—	1,163
Other income	—	(4,064)	—	—	(4,064)
Income before income tax expense	—	132,345	6,148	—	138,493
Income tax expense	—	48,679	2,259	—	50,938
Equity in earnings of subsidiaries	87,555	3,889	—	(91,444)	—
Net income	$87,555	$87,555	$3,889	$(91,444)	$87,555
Comprehensive income (loss)	$96,127	$87,333	$12,239	$(99,572)	$96,127

-  27  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Thirty-nine Weeks Ended September 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$126,987	$12,076	$—	$139,063

Cash flows from investing activities:
Capital expenditures	—	(22,943)	(2,973)	—	(25,916)
Payments for acquisition of businesses, net of cash acquired	—	(30,787)	—	—	(30,787)
Net cash used in investing activities	—	(53,730)	(2,973)	—	(56,703)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Repayments of borrowings under revolving credit facility	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit facility	50,000	—	—	—	50,000
Proceeds from issuance of common stock, net	21	—	—	—	21
Dividends paid	(93,206)	—	—	—	(93,206)
Payments for the repurchase of common stock, net	(18,529)	—	—	—	(18,529)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,832)	—	—	(1,832)
Intercompany transactions	261,714	(256,030)	(5,684)	—	—
Net cash (used in) provided by financing activities	—	(257,862)	(5,684)	—	(263,546)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	851	—	851
Net (decrease) increase in cash and cash equivalents	—	(184,605)	4,270	—	(180,335)
Cash and cash equivalents at beginning of period	—	204,815	1,691	—	206,506
Cash and cash equivalents at end of period	$—	$20,210	$5,961	$—	$26,171

Condensed Consolidating Statement of Cash Flows

Thirty-nine Weeks Ended September 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$(2,069)	$9,606	$—	$7,537

Cash flows from investing activities:
Capital expenditures	—	(32,348)	(10,380)	—	(42,728)
Proceeds from sale of assets	—	2,229	—	—	2,229
Payments for acquisition of businesses, net of cash acquired	—	(117)	—	—	(117)
Net cash used in investing activities	—	(30,236)	(10,380)	—	(40,616)

Cash flows from financing activities:
Repayments of long-term debt	(233,640)	—	—	—	(233,640)
Proceeds from issuance of long-term debt	500,000	—	—	—	500,000
Repayments of borrowings under revolving credit facility	(221,000)	—	—	—	(221,000)
Borrowings under revolving credit facility	85,000	—	—	—	85,000
Proceeds from issuance of common stock, net	36	—	—	—	36
Dividends paid	(92,710)	—	—	—	(92,710)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,962)	—	—	(1,962)
Debt financing costs	—	(8,637)	—	—	(8,637)
Intercompany transactions	(37,686)	36,918	768	—	—
Net cash provided by financing activities	—	26,319	768	—	27,087
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(226)	—	(226)
Net (decreased) increase in cash and cash equivalents	—	(5,986)	(232)	—	(6,218)
Cash and cash equivalents at beginning of period	—	25,119	3,714	—	28,833
Cash and cash equivalents at end of period	$—	$19,133	$3,482	$—	$22,615

-  28  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(17)Subsequent Events

Pirate Brands Sale.  On October 17, 2018, the Pirate Brands sale closed.  The sale price was $420.0 million in cash, subject to closing and post-closing adjustments based upon inventory at closing.  We have agreed to provide certain transition services associated with the Pirate Brands business to The Hershey Company for up to fourteen months following the closing.  See Note 3, “Acquisitions and Divestitures.” We expect to recognize a gain on the Pirate Brands sale of approximately $272.5 million.

Prepayment of Tranche B Term Loans.   On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale.  On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement.  There are no longer any tranche B term loans outstanding. As a result of the optional and mandatory prepayments of the tranche B term loans, we expect to recognize a loss on extinguishment of debt of $9.8 million in the fourth quarter of 2018.

-  29  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” below and elsewhere in this report.  The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 29, 2018  (third quarter and first three quarters of 2018)  included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2017 (fiscal 2017)  included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2018 (which we refer to as our 2017 Annual Report on Form 10-K).

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

On October 17, 2018, we completed the sale of Pirate Brands, which includes the Pirate’s Booty,  Smart Puffs and Original Tings brands to The Hershey Company.  We refer to this divestiture in this report as the “Pirate Brands sale.”  This divestiture will affect comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading “Forward‑Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs.  We purchase raw materials, including agricultural products, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.  For example, during the first three quarters of 2018, we experienced industry-wide and anticipated significant increases in freight expenses and we expect freight expenses to continue to remain elevated for the foreseeable future.

-  30  -

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

We attempt to manage cost inflation risks by locking in prices through short‑term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. For example, in response to inflationary pressure, we announced during the first quarter of 2018 list price increases for the majority of our products.  We saw some benefit from those list price increases during the second and third quarters of 2018,  and we expect additional benefit from the list price increases in the fourth quarter.  However, increases in the prices we charge our customers often lag behind rising input costs and competitive pressures may limit our ability to quickly raise prices, or to raise prices at all, in response to rising costs.  Moreover, customer and consumer acceptance of price increases cannot be assured.

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

Fluctuations in Currency Exchange Rates.  Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2018 and 2017, our net sales to customers in foreign countries represented approximately 7.1% and 6.4%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

-  31  -

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

The SEC issued guidance on December 23, 2017 providing a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As of December 30, 2017, we recorded all known and estimable impacts of the U.S. Tax Act that were effective for fiscal 2017. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2018 and beyond may differ from the estimates provided in this report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that currently contemplated.

-  32  -

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2018 and 2017 reflected in our consolidated statements of operations.  The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.8%	70.2%	75.9%	70.6%
Gross profit	27.2%	29.8%	24.1%	29.4%

Operating expenses:
Selling, general and administrative expenses	9.5%	10.1%	9.6%	11.3%
Amortization expense	1.0%	1.1%	1.2%	1.1%
Operating income	16.7%	18.6%	13.3%	17.0%

Other income and expenses:
Interest expense, net	6.6%	5.7%	6.7%	5.5%
Loss on extinguishment of debt	—%	—%	0.3%	0.1%
Other income	(0.3)%	—%	(0.3)%	(0.3)%
Income before income tax expense	10.4%	12.9%	6.6%	11.7%
Income tax expense	2.8%	4.8%	1.7%	4.3%
Net income	7.6%	8.1%	4.9%	7.4%

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

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses. Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, a portion of our warehousing expenses, information technology and communication costs, office rent, utilities, supplies, professional services, acquisition/divestiture-related expenses and other general corporate expenses.

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

-  33  -

Non-GAAP Financial Measures

Certain disclosures in this report include non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in the United States in our consolidated balance sheets and related consolidated statements of operations, comprehensive income and cash flows.

Base Business Net Sales.  Base business net sales is a non-GAAP financial measure used by management to measure operating performance.  We define base business net sales as our net sales excluding (1) the impact of acquisitions until at least one full quarter of net sales from acquisitions are included in both comparable periods, (2) net sales of discontinued or divested brands, and (3) net sales of our IQF bulk rice business, see footnote 2 to the table below.  The portion of current period net sales attributable to recent acquisitions for which there is not at least one full quarter of net sales in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the last day of the quarter in which the first anniversary of the date of acquisition occurs, and the period from the date of acquisition to the end of the quarter in which the acquisition occurred.  For discontinued or divested brands, the entire amount of net sales is excluded from each fiscal period being compared. Management has included this financial measure because it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued or divested brands.

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

A reconciliation of base business net sales to reported net sales for the third quarter and first three quarters of 2018 and 2017 follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net sales	$422,602	$406,051	$1,242,709	$1,180,034
Net sales from acquisitions(1)	(19,363)	—	(57,025)	—
Net sales of non-branded IQF bulk rice products(2)	(169)	(2,084)	(1,306)	(6,909)
Net sales from divested brands(3)	(26,597)	(26,495)	(72,799)	(68,377)
Base business net sales	$376,473	$377,472	$1,111,579	$1,104,748

(1)	Reflects net sales for Back to Nature and McCann’s for the third quarter and first three quarters of 2018. Back to Nature was acquired on October 2, 2017 and McCann’s was acquired on July 16, 2018.
(2)

Reflects net sales of our non-branded individually quick frozen (IQF) bulk rice products, which is a product line we acquired as part of the Green Giant acquisition, and which we are excluding from reported net sales for the purposes of calculating base business net sales because we do not consider the non-branded IQF bulk rice products to be part of our core business or material.

(3)	Reflects net sales of Pirate Brands. We completed the sale of Pirate Brands on October 17, 2018.

-  34  -

EBITDA and Adjusted EBITDA.  EBITDA and adjusted EBITDA are non‑GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up, and gains and losses on the sale of assets), non-recurring expenses and the non-cash accounting impact of our inventory reduction plan.  Management believes that it is useful to eliminate net interest expense, income taxes, depreciation and amortization, loss on extinguishment of debt, acquisition/divestiture-related and non-recurring expenses, gains and losses and the non-cash accounting impact of our inventory reduction plan because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, internal management reports used during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include costs and expenses for depreciation and amortization, interest and related expenses, loss on extinguishment of debt, acquisition/divestiture-related and non-recurring expenses, gains and losses, the non-cash accounting impact of our inventory reduction plan and income taxes.  Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

-  35  -

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of 2018 and 2017 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net income	$31,988	$32,730	$60,511	$87,555
Income tax expense	11,811	19,772	21,188	50,938
Interest expense, net	27,932	23,374	83,845	65,019
Depreciation and amortization	13,526	11,737	39,933	36,284
Loss on extinguishment of debt(1)	—	—	3,324	1,163
EBITDA	85,257	87,613	208,801	240,959
Acquisition/divestiture-related and non-recurring expenses	4,744	6,448	9,636	20,141
Inventory reduction plan impact(2)	1,853	—	37,279	—
Amortization of acquisition-related inventory step-up(3)	—	—	—	1,550
Loss on sale of assets(4)	—	—	—	1,608
Adjusted EBITDA	91,854	94,061	255,716	264,258
Income tax expense	(11,811)	(19,772)	(21,188)	(50,938)
Interest expense, net	(27,932)	(23,374)	(83,845)	(65,019)
Acquisition/divestiture-related and non-recurring expenses	(4,744)	(6,448)	(9,636)	(20,141)
Inventory reduction plan impact(2)	(1,853)	—	(37,279)	—
Write-off of property, plant and equipment	70	2	99	107
Deferred income taxes	8,985	15,087	16,496	35,079
Amortization of deferred financing costs and bond discount	1,434	1,468	4,410	4,263
Amortization of acquisition-related inventory step-up	—	—	—	(1,550)
Share-based compensation expense	749	1,082	3,346	4,284
Changes in assets and liabilities, net of effects of business combinations	(22,493)	(74,393)	10,944	(162,806)
Net cash (used in) provided by operating activities	$34,259	$(12,287)	$139,063	$7,537

(1)

For the first three quarters of 2018 includes the write-off of deferred debt financing costs and unamortized discount of  $2.8 million and $0.5 million, respectively, relating to the prepayment of outstanding borrowings under the tranche B term loans.  For the first three quarters of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans and less than $0.1 million relating to the refinancing of our tranche B term loans.

(2)

Relates to the allocation of certain fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in the third quarter and first three quarters of 2018 as part of our inventory reduction plan.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the third quarter and first three quarters of 2018 and 2017 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net income	$31,988	$32,730	$60,511	$87,555
Loss on extinguishment of debt, net of tax(1)	—	—	2,496	727
Acquisition/divestiture-related and non-recurring expenses, net of tax	3,563	4,028	7,237	12,582
Inventory reduction plan impact, net of tax(2)	1,392	—	27,997	—
Acquisition-related inventory step-up, net of tax(3)	—	—	—	968
Loss on sale of assets, net of tax(4)	—	—	—	1,005
Tax true-ups(5)	529	—	529	—
Adjusted net income	$37,472	$36,758	$98,770	$102,837
Adjusted diluted earnings per share	$0.57	$0.55	$1.49	$1.54

(1)

For the first three quarters of 2018 includes the write-off of deferred debt financing costs and unamortized discount of  $2.8 million and $0.5 million, respectively, relating to the prepayment of outstanding borrowings under the tranche B term loans.  For the first three quarters of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans and less than $0.1 million relating to the refinancing of our tranche B term loans.

(2)

Relates to the allocation of certain fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in the third quarter and first three quarters of 2018 as part of our inventory reduction plan.

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

(5)	Reflects prior year foreign tax expense true-up and impact of enacted state rate changes.

-  37  -

Third quarter of 2018 compared to the third quarter of 2017

Net Sales.  Net sales increased $16.5 million, or 4.1%, to $422.6 million for the third quarter of 2018 from $406.1 million for the third quarter of 2017.    The $16.5 million increase in net sales was attributable to an increase in unit volume, including acquisitions, of $11.3 million and an increase in net pricing of $5.2 million.  Net sales of Back to Nature and McCann’s, which were not owned during the third quarter of 2017, contributed $19.4 million to our overall net sales for the third quarter of 2018.

Base business net sales for the third quarter of 2018 decreased $1.0 million, or 0.3%, to $376.5 million from $377.5 million for the third quarter of 2017. The $1.0 million decrease in base business net sales was attributable to a decrease in unit volume of $5.4 million, partially offset by an increase in net pricing of $4.4 million, or 1.2%.

Net sales of Green Giant frozen increased $11.1 million, or 14.0%, to $90.3 million for the third quarter of 2018 compared to the third quarter of 2017, driven by strong adoption of Green Giant Veggie Spirals, launched earlier this year, as well as continued demand for Green Giant Riced Veggies, Green Giant Veggie Tots and Green Giant Mashed Cauliflower.  Net sales of Green Giant frozen products also benefited from the launch of Green Giant Cauliflower Pizza Crusts and Little Green Sprout’s Organics, which began shipping in September.  Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $7.3 million, or 6.1%, in the third quarter of 2018, as net sales growth of frozen products was offset in part by Green Giant shelf stable, whose net sales decreased by $3.6 million, or 12.2%, to $26.0 million.

See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first three quarters of 2018 or fiscal 2017 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following chart sets forth the base business net sales increases and decreases by brand for those brands for the third quarter of 2018:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - frozen	$11.1	14.0%
Ortega	0.7	2.1%
Maple Grove Farms of Vermont	0.5	3.2%

Green Giant - shelf stable	(3.6)	(12.2)%
Spices & Seasonings(1)	(5.1)	(7.2)%
Mrs. Dash	(1.0)	(7.1)%
Cream of Wheat	(0.5)	(3.3)%
Bear Creek Country Kitchens	(0.4)	(3.1)%

All other brands	(2.7)	(2.5)%
Base business net sales increase	$(1.0)	(0.3)%

(1)

Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.

Gross Profit.  Gross profit was $115.0 million for the third quarter of 2018 compared to $120.9 million for the third quarter of 2017.  Gross profit expressed as a percentage of net sales decreased to 27.2% in the third quarter of 2018 from 29.8% in the third quarter of 2017.  Gross profit as a percentage of net sales was 28.0% for the quarter, excluding the negative impact of $3.2 million of non-recurring expenses. Gross profit benefited approximately $5.2 million in net pricing. Gross profit percentage was negatively impacted primarily by input cost inflation, inclusive of freight, warehousing and procurement, as well as mix.

-  38  -

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $1.0 million, or 2.5%, to $40.0 million for the third quarter of 2018 from $41.0 million for the third quarter of 2017.  The decrease was composed of a decrease in acquisition/divestiture-related and non-recurring expenses of $3.0 million and decreased consumer marketing expenses of $2.1 million, partially offset by increases in warehousing of $1.9 million and other increases of $2.2  million.  Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.6 percentage points to 9.5% for the third quarter of 2018 compared to 10.1% for the third quarter of 2017.

Amortization Expense.  Amortization expense increased $0.3 million to $4.6 million for the third quarter of 2018 from $4.3 million for the third quarter of 2017 due to the Back to Nature acquisition completed in fiscal 2017 and the McCann’s acquisition completed in the third quarter of fiscal 2018.

Operating Income.  As a result of the foregoing, operating income decreased $5.3 million, or 7.0%, to $70.4 million for the third quarter of 2018 from $75.7 million for the third quarter of 2017.  Operating income expressed as a percentage of net sales decreased to 16.7% in the third quarter of 2018 from 18.6% in the third quarter of 2017.

Net Interest Expense.  Net interest expense increased $4.5 million, or 19.5%, to $27.9 million for the third quarter of 2018 from $23.4 million in the third quarter of 2017.  The increase was primarily attributable to additional borrowings made in the third quarter of 2018 to fund the McCann’s acquisition, in the fourth quarter of 2017 to fund the Back to Nature acquisition, and in the second and fourth quarters of 2017 in connection with our senior notes offerings. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the third quarter of 2018 and 2017 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.7 million income and $0.1 million expense, respectively. Other income for the third quarter of 2018 and 2017 also includes the impact of the newly adopted presentation of net periodic pension cost and net periodic postretirement benefit costs below operating profit, in the amount of $0.6 million income and $0.3 million income, respectively.

Income Tax Expense. Income tax expense decreased $8.0 million to $11.8 million for the third quarter of 2018 from $19.8 million for the third quarter of 2017. Our effective tax rate was 27.0% for the third quarter of 2018 and 37.7% for the third quarter of 2017.  Our effective tax rate in the third quarter of 2018 included true-ups for state rate changes and other minor prior year adjustments increasing our effective tax rate 1.2%.    See “U.S. Tax Act” above.

First three quarters of 2018 compared to the first three quarters of 2017

Net Sales.  Net sales increased $62.7 million, or 5.3%, to $1,242.7 million for the first three quarters of 2018 from $1,180.0 million for the first three quarters of 2017.   The $62.7 million increase in net sales was attributable to an increase in unit volume, including acquisitions, of $52.1 million and an increase in net pricing of $10.6 million.  Net sales of Back to Nature and McCann’s, which were not owned during the first three quarters of 2017, contributed $57.0 million to our overall net sales for the first three quarters of 2018.

Base business net sales increased $6.8 million, or 0.6%, to $1,111.6 million from $1,104.8 million for the first three quarters of 2017. The $6.8 million increase in base business net sales was attributable to an increase in net pricing of $7.9 million, or 0.7%, partially offset by a decrease in unit volume of $1.1 million.

Net sales of Green Giant frozen increased $35.7 million, or 15.3%, to $269.4 million for the first three quarters of 2018 compared to the first three quarters of 2017, driven by strong adoption of Green Giant Veggie Spirals, launched earlier this year, as well as continued demand for Green Giant Riced Veggies, Green Giant Veggie Tots and Green Giant Mashed Cauliflower.  Net sales of Green Giant frozen products also benefited from Green Giant Cauliflower Pizza Crusts and Little Green Sprout’s Organics, which began shipping in September.  Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $22.3 million, or 6.6%, in the first three quarters of 2018, as net sales growth of frozen products was offset in part by Green Giant shelf stable, whose net sales decreased by $13.3 million, or 16.9%, to $65.1 million.

-  39  -

See Note 15, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first three quarters of 2018 or fiscal 2017 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following chart sets forth the most significant base business net sales increases and decreases by brand for those brands for the first three quarters of 2018:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - frozen	$35.7	15.3%
Ortega	1.6	1.5%
Cream of Wheat	1.0	2.1%

Green Giant - shelf stable	(13.3)	(16.9)%
Spices & Seasonings(1)	(9.0)	(4.5)%
Bear Creek Country Kitchens	(1.7)	(5.9)%
Mrs. Dash	(1.1)	(2.5)%
Maple Grove Farms of Vermont	(0.5)	(0.8)%

All other brands	(5.9)	(1.8)%
Base business net sales increase	$6.8	0.6%

(1)

Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.

Gross Profit.  Gross profit was $299.6 million for the first three quarters of 2018 compared to $346.7 million for the first three quarters of 2017.  Gross profit expressed as a percentage of net sales decreased to 24.1% in the first three quarters of 2018 from 29.4% in the first three quarters of 2017.  Gross profit as a percentage of net sales was 27.3% for the first three quarters of 2018, excluding the negative impact of $39.4 million of non-recurring expenses, including the non-cash accounting impact of our inventory reduction plan, and acquisition/divestiture-related expenses.  Gross profit benefited from an increase in net pricing of $10.6 million. Gross profit percentage was negatively impacted primarily by input cost inflation, inclusive of freight, warehousing and procurement, as well as mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $13.3 million, or 10.0%, to $119.8 million for the first three quarters of 2018 from $133.1 million for the first three quarters of 2017.  The decrease was composed of a decrease in acquisition/divestiture-related and non-recurring expenses of $14.2 million and decreased consumer marketing expenses of $6.1 million, partially offset by increased warehousing expenses of $1.2 million and other increases of $5.8 million.  Expressed as a percentage of net sales, selling, general and administrative expenses improved by 1.7 percentage points to 9.6% for the first three quarters of 2018 compared to 11.3% for the first three quarters of 2017.

Amortization Expense.  Amortization expense increased $0.9 million to $13.9 million for the first three quarters of 2018 from $13.0 million for the first three quarters of 2017 due to the Back to Nature acquisition completed in fiscal 2017.

Operating Income.  As a result of the foregoing, operating income decreased $34.7 million, or 17.3%, to $165.9 million for the first three quarters of 2018 from $200.6 million for the first three quarters of 2017.  Operating income expressed as a percentage of net sales decreased to 13.3% in the first three quarters of 2018 from 17.0% in the first three quarters of 2017.

Net Interest Expense.  Net interest expense increased $18.8 million, or 29.0%, to $83.8 million for the first three quarters of 2018 from $65.0 million in the first three quarters of 2017.  The increase was primarily attributable to additional borrowings made in the third quarter of 2018 to fund the McCann’s acquisition, in the fourth quarter of 2017 to fund the Back to Nature acquisition, and in the second and fourth quarters of 2017 in connection with our senior notes offerings. See “—Liquidity and Capital Resources — Debt” below.

-  40  -

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for the first three quarters of 2018 includes the write-off of deferred debt financing costs and unamortized discount of $2.8 million and $0.5 million, respectively, relating to the prepayment of $150.0 million aggregate principal amount of our tranche B term loans.  Loss on extinguishment of debt for the first three quarters of 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans.

Other Income. Other income for the first three quarters of 2018 and 2017 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.2 million and $2.9 million, respectively. Other income for the first three quarters of 2018 and 2017 also includes the impact of the newly adopted presentation of net periodic pension cost and net periodic postretirement benefit costs below operating profit, in the amount of $1.8 million and $1.2 million, respectively.

Income Tax Expense.  Income tax expense decreased $29.7 million to $21.2 million for the first three quarters of 2018 from $50.9 million for the first three quarters of 2017. Our effective tax rate was 25.9% for the first three quarters of 2018 and 36.8% for the first three quarters of 2017.  See “U.S. Tax Act” above.

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

Cash Flows

Net cash provided by operating activities increased $131.6 million to $139.1 million for the first three quarters of 2018 from $7.5 million for the first three quarters of 2017. The increase in net cash provided by operating activities primarily reflects favorable working capital (comprised of changes in inventories, accounts receivable and accrued expenses) comparisons to the first three quarters of 2017, mainly related to inventory, with a decrease in inventory of $6.9 million for the first three quarters of 2018 compared to an increase in inventory of $127.1 million during the first three quarters of 2017.  The inventory reduction in the first three quarters of 2018 is primarily attributable to our inventory reduction plan. The increase in net cash provided by operating activities was also due to the timing of payments received in 2017 from post-acquisition transition services agreements.

Net cash used in investing activities for the first three quarters of 2018 increased $16.1 million to $56.7 million from $40.6 million for the first three quarters of 2017. The increase was attributable to a decrease in capital spending, with capital spending of $25.9 million in the first three quarters of 2018 compared to capital spending of $42.7 million in the first three quarters of 2017.  Capital expenditures in the first three quarters of 2018 and 2017 included expenditures for building improvements, purchases of manufacturing and computer equipment and capitalized interest.    The decrease in capital spending was partially offset by the payment of $30.8 million in the third quarter of 2018 to complete the McCann’s acquisition and $2.2 million in proceeds from the sale of assets in 2017. During the first three quarters of 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment, which we acquired as part of the Green Giant acquisition, resulting in a $1.6 million loss on sale of assets.

Net cash used in financing activities for the first three quarters of 2018 was $263.5 million compared to net cash provided by financing activities of $27.1 million for the first three quarters of 2017.  Net cash used in financing activities for the first three quarters of 2018 consisted of the $150.0 million optional prepayment of our tranche B term loans, $93.2 million of dividend payments,  $18.5 million of payments for the repurchase of common stock and $1.8 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation.  Net cash provided by financing activities for the first three quarters of 2017 consisted of $500.0 million of proceeds from the issuance of our 5.25% senior notes and $85.0 million of revolving credit facility borrowings, partially offset by $233.6 million repayment of our tranche A term loans,  $221.0 million of repayments of revolving credit facility borrowings, $92.7 million of dividend payments, $8.6 million of debt financing costs and $2.0 million of payments of tax withholding on behalf of employees for net share settlement of share based compensation.

-  41  -

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

For the first three quarters of 2018 and 2017, we had net cash provided by operating activities of $139.1 million and $7.5 million, respectively, and distributed as dividends $93.2 million and $92.7 million, respectively.  Including the dividend payment that we made in the fourth quarter on October 30, 2018, we paid quarterly dividends of $124.5 million in fiscal 2018. Based upon our current dividend rate of $1.90 per share per annum and our current share count, we expect our aggregate dividend payments in fiscal 2019 to be approximately $125.3 million.

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

-  42  -

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

We made optional prepayments of aggregate principal amount of our tranche B term loans of $125.0 million in the first quarter of 2018 and $25.0 million in the second quarter of 2018. At September 29, 2018,  $500.1 million of tranche B term loans and no amount of revolving loans were outstanding under our credit agreement.  On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale.  On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement.  There are no longer any tranche B term loans outstanding.

As of the date of this report, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $527.8 million.  Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  The revolving credit facility matures on November 21, 2022.

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

Interest under the tranche B term loan facility was determined based on alternative rates that we could choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.

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

-  43  -

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

Stock Repurchase Program

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of our company’s common stock through March 15, 2019.  Under the authorization, we may purchase shares of common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

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

During the second quarter of 2018,  we repurchased and retired 694,749 shares of common stock at an average price per share (excluding fees and commissions) of $26.65, or $18.5 million in the aggregate. As of September 29, 2018, we had $31.5 million available for future repurchases of common stock under the stock repurchase program. We did not repurchase any shares of common stock during the first quarter or third quarter of 2018 or the first three quarters of 2017.  See Note 10, “Pension Benefits,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for disclosure relating to shares of our company’s common stock purchased by our defined benefit pension plans.

Future Capital Needs

On September 29, 2018, our total long-term debt of $1,723.1 million, net of our cash and cash equivalents of $26.2 million, was $1,696.9 million.  Stockholders’ equity as of that date was $832.6 million.

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

-  44  -

We expect to make capital expenditures of approximately $45.0 million in the aggregate during fiscal 2018,  $25.9 million of which were made during the first three quarters.  Our projected capital expenditures for fiscal 2018 include, among other things, anticipated capital expenditures of approximately $4.0 million for new productivity projects, $5.5 million to fund infrastructure optimization projects, $3.6 million for IT infrastructure including cyber security, and approximately $12.4 million in connection with the implementation of a new enterprise resource planning (ERP) system.

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

Off-balance Sheet Arrangements

As of September 29, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations.  During the first three quarters of 2018, except for the prepayment of a portion of our tranche B term loans, see “—Debt” above, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2017 Annual Report on Form 10-K.

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements.  We believe important factors that could cause actual results to differ materially from our expectations include the following:

-  45  -

•	our substantial leverage;
•	the impact to our business and our financial results of the U.S. Tax Act;
•	the effects of rising costs for raw materials, packaging, ingredients and distribution;
•	crude oil prices and their impact on distribution, packaging and energy costs;
•	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
•	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
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

-  46  -

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At September 29, 2018, we had $1,600.0 million of fixed rate debt and $500.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at September 29, 2018, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $5.0 million.

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of September 29, 2018 and December 30, 2017 are as follows (in thousands):

	September 29, 2018				December 30, 2017
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	—		—		—		—
Tranche B term loans due 2022	498,612	(2)	504,845	(1)	647,831	(2)	652,689	(1)
4.625% senior notes due 2021	700,000		696,500	(4)	700,000		710,500	(4)
5.25% senior notes due 2025	903,506	(3)	863,978	(4)	903,910	(3)	919,729	(4)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying values of the tranche B term loans are net of discount.    At September 29, 2018 and December 30, 2017, the face amounts of the tranche B term loans were $500.1 million and $650.1 million, respectively.

(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At September 29, 2018 and December 30, 2017 the face amount of the 5.25% senior notes due 2025 was $900.0 million.
(4)	Fair values are estimated based on quoted market prices.

Cash and cash equivalents, trade accounts receivable, income tax receivable/payable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

For more information, see Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

-  47  -

Foreign Currency Risk.  Our foreign sales are primarily to customers in Canada.  Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars.  During the first three quarters of 2018, our net sales to customers in foreign countries represented approximately 7.1% of our total net sales.  During the first three quarters of 2017, our net sales to customers in foreign countries represented approximately 6.4% of our total net sales.  We also purchase certain raw materials from foreign suppliers.  For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada.  These purchases are made in Canadian dollars.  A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar.  Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

-  48  -

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

-  49  -

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

101.1

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

-  50  -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2018	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Officer)

-  51  -