Form 10-K
period 2018-12-29
B&G Foods, Inc.
filed 2019-02-26
CIK 1278027

As filed with the Securities and Exchange Commission on February 26, 2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and holders of more than 10% of the registrant’s common stock are affiliates of the registrant) as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $1,468,230,919 (based on the $29.90 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of February 22, 2019, the registrant had 65,638,701 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before April 29, 2019 in connection with the registrant’s 2019 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2018

Forward-Looking Statements

This report includes forward-looking statements, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

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

•	the risks associated with the expansion of our business;
•	our possible inability to identify new acquisitions or to integrate recent or future acquisitions or our failure to realize anticipated revenue enhancements, cost savings or other synergies;
•	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act;
•	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
•	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
•	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
•	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
•	future impairments of our goodwill and intangible assets;
•	our ability to successfully implement a new enterprise resource planning (ERP) system;
•	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
•	our sustainability initiatives and changes to environmental laws and regulations;
•	other factors that affect the food industry generally, including:
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

-  3  -

•	other factors discussed elsewhere in this report, including under Part I, Item 1A, “Risk Factors,” and in our other public filings with the SEC.

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

We caution that the foregoing list of important factors is not exclusive. There may be other factors that may cause our actual results to differ materially from the forward-looking statements in this report, including factors disclosed under the sections of this report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. We urge investors not to unduly rely on forward-looking statements contained in this report.

-  4  -

PART I

Item 1. Business.

Overview

The terms “B&G Foods,” “our,” “we” and “us,” as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended January 3, 2015,  January 2, 2016,  December 31, 2016,  December 30, 2017,  December 29, 2018 and December 28, 2019 as “fiscal 2014,” “fiscal 2015,” “fiscal 2016,” “fiscal 2017,” “fiscal 2018” and “fiscal 2019,” respectively. Our fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to December 31. Fiscal 2014 contained 53 weeks and fiscal 2019,  2018,  2017,  2016, and 2015 each contained or contain 52 weeks.

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

The table below includes some of the acquisitions and the divestiture we have completed in recent years:

Date	Significant Event
October 2018

Divestiture of Pirate Brands, including the Pirate’s Booty,  Smart Puffs, and Original Tings brands, which was sold to The Hershey Company, referred to as the “Pirate Brands sale” in the remainder of this report.

July 2018	Acquisition of the McCann’s brand of premium Irish oatmeal from TreeHouse Foods, Inc., referred to as the “McCann’s acquisition” in the remainder of this report.
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

-  5  -

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

The Mrs. Dash brand, which was introduced in 1983 as the original brand in salt‑free seasonings, is available in more than a dozen blends. In 2005, the leading brand in salt‑free seasonings introduced salt‑free marinades. Mrs. Dash’s brand essence, “Salt‑Free, Flavor‑Full,” resonates with consumers and underscores the brand’s commitment to provide healthy products that fulfill consumers’ expectations for taste.

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

-  6  -

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

The SnackWell’s brand of reduced fat snacks originated in 1992. SnackWell’s offerings include a variety of delicious reduced fat products such as its signature Devil’s Food Cookie Cakes and peanut-free treats such as its tasty Vanilla Creme Sandwich Cookies.

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

The McCann’s brand has been in existence since 1800 and offers classic traditional steel cut Irish oatmeal as well as convenience-oriented oatmeal products.

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

The Cary’s brand originated in 1904 and is the oldest brand of pure maple syrup in the United States. Cary’s also offers sugar free syrup.

The Joan of Arc brand, which originated in 1895, includes a full range of canned beans including kidney, chili and other varieties.

-  7  -

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

Sales, Marketing and Distribution

Overview. We sell, market and distribute our products through a multiple‑channel sales, marketing and distribution system to all major U.S. food channels, including sales and shipments to supermarkets, mass merchants, warehouse clubs, wholesalers, foodservice distributors and direct accounts, specialty food distributors, military commissaries and non‑food outlets such as drug, dollar store chains and e-tailers. Certain of our brands, including Green Giant,  Cream of Wheat,  Back to Nature,  Ac’cent,  Crock Pot® seasoning mixes, Underwood,  Polaner,  Static Guard,  Mrs. Dash,  New York Style,  Sugar Twin and Victoria are also distributed to similar food channels in Canada. We sell, market and distribute our household brand, Static Guard, through the same sales, marketing and distribution system to many of the same customers who buy our food products as well as to other household product retailers and distributors.

We sell our products primarily through broker sales networks to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non‑food outlets and specialty distributors. The broker sales network handles the sale of our products at the retail level.

-  8  -

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

Our shelf-stable distribution network consists of five primary locations, four of which are leased by us and are operated for us by a third party logistics provider, and one that is located at an owned manufacturing facility and is operated by us. In Canada, Mexico and from time to time in the United States we also use public warehouse and distribution facilities for our shelf-stable products.

Our frozen distribution network consists of seven primary locations, which are owned and operated by third party logistics providers.

We believe that our distribution systems for shelf‑stable and frozen products have sufficient capacity to accommodate incremental product volume. See Item 2, “Properties” for a listing of our owned and leased distribution centers and warehouses. During 2018, we were negatively impacted by industry-wide increases in the cost of distribution, primarily driven by freight costs. We expect this to continue in 2019. To date our sales price increases and cost savings initiatives have not been sufficient to fully offset these distribution cost increases. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Customers

Our top ten customers accounted for approximately 54.4% of our net sales and 54.8% of our end of the year receivables for fiscal 2018. Other than Walmart, which accounted for 23.1% of our fiscal 2018 net sales, no single customer accounted for 10.0% or more of our fiscal 2018 net sales. Other than Walmart, which accounted for 24.9% of our receivables as of the end of fiscal 2018, no single customer accounted for more than 10.0% of our receivables as of the end of fiscal 2018. During fiscal 2018,  2017 and 2016, our net sales to foreign countries represented approximately 7.3%,  6.3% and 7.1%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada.

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

-  9  -

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

The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short‑term supply contracts and advance commodities purchase agreements, implementing cost saving measures and raising sales prices. During the past three years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging costs. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Production

Manufacturing. We operate ten manufacturing facilities for our products. See Item 2, “Properties” for a listing of our manufacturing facilities.

-  10  -

Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a significant portion of our products under “co‑packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co‑packing arrangements to ensure the most cost‑effective manufacturing of our products and to utilize company‑owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Back to Nature,  Baker’s Joy,  Bear Creek Country Kitchens,  Canoleo,  Cream of Rice,  Crock Pot,  Green Giant,  JJ Flats,  Joan of Arc,  Le Sueur,  MacDonald’s,  McCann’s,  New York Flatbreads,  Regina,  SnackWell’s,  Spring Tree,  Static Guard,  Sugar Twin and TrueNorth products and certain B&G,  Cary’s,  Cream of Wheat,  Emeril’s,  Las Palmas and Ortega products under co‑packing agreements or purchase orders. Each of our co‑packers produces products for other companies as well. We believe that there are alternative sources of co‑packing production readily available for the majority of our products, although we may experience short‑term disturbances in our operations if we are required to change our co‑packing arrangements unexpectedly.

Trademarks and Licensing Agreements

Trademarks. We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac’cent, Back to Nature, B&G, B&G Sandwich Toppers, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Durkee,  Emeril’s, Grandma’s, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s,  Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Regina, Sa‑són, Sclafani SnackWell’s, Spice Islands, Spring Tree, Static Guard, Sugar Twin, Tone’s,  Trappey’s, TrueNorth, Underwood, Vermont Maid,  Victoria,  Weber and Wright’s.

Inbound License Agreements. From time to time we enter into inbound licensing agreements. For example, we sell our Emeril’s brand products pursuant to a license agreement with Sequential Brands Group, Cream of Wheat Cinnabon®, a co‑branded product, pursuant to a licensing agreement with Cinnabon, Inc., Crock Pot seasoning mixes pursuant to a licensing agreement with Sunbeam Products, Inc. dba Jarden Consumer Solutions, Weber seasonings and other flavor enhancers pursuant to a licensing agreement with Weber-Stephen Products LLC. French’s® seasoning mixes were sold pursuant to a licensing agreement with French’s Food Company LLC, but that licensing agreement was terminated effective June 30, 2018 and we no longer sell any French’s products.

Outbound License Agreements. We also from time to time enter into outbound license agreements for our trademarks and other intellectual property. For example, the Green Giant trademark is licensed to third parties for use in connection with their sale of fresh produce in the United States and Europe. We also license the Green Giant name and related intellectual property to General Mills for use with its sale of frozen and shelf stable products in parts of Europe, Asia and in various other locations outside of the United States and Canada.

-  11  -

Employees and Labor Relations

As of December 29, 2018, our workforce consisted of 2,675 employees. Of that total, 2,322 employees were engaged in manufacturing, 131 were engaged in marketing and sales, 142 were engaged in warehouse and distribution and 80 were engaged in administration. Approximately 61% of our employees, located at five facilities in the United States and one facility in Mexico, are covered by collective bargaining agreements. The agreements covering employees at the five facilities in the United States, which vary in term depending on the location, expire on December 31, 2019 (Brooklyn, NY; United Food and Commercial Workers, Local No. 342),  March 31, 2020 (Roseland, New Jersey; International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863),  April 5, 2020 (Ankeny, Iowa; International Brotherhood of Teamsters, Local No. 238),  March 27, 2021 (Stoughton, Wisconsin; Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695), and April 30, 2022 (Portland, Maine; Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL‑CIO, Local No. 334). There are two unions representing employees at our facility in Mexico, (1) the Industrial Union of Stevedore Workers, Cargo Transport Operators and Similar from the Mexican Republic and (2) the Union of Agriculture Workers at the Service of the Region. Our collective bargaining agreements with these two unions do not expire, however, certain terms of the agreements must be reviewed periodically. The collective bargaining agreement covering our Brooklyn facility, which covers approximately 80 employees, is the only collective bargaining agreement expiring in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Brooklyn facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

-  12  -

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

Available Information

Under the Securities Exchange Act of 1934, as amended, we are required to file with or furnish to the Securities and Exchange Commission (SEC) annual, quarterly and current reports, proxy and information statements and other information. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

We make available, free of charge, through the investor relations section of our web site, our reports on Forms 10‑K, 10‑Q and 8‑K, and amendments to those reports, filed with or furnished to the SEC as soon as reasonably practicable after they are filed or furnished to the SEC. The address for the investor relations section of our web site is https://www.bgfoods.com/investor-relations.

The full text of the charters for each of the audit, compensation,  nominating and governance, and risk committees of our board of directors as well as our Code of Business Conduct and Ethics is available at the investor relations section of our web site, https://www.bgfoods.com/investor-relations/governance/documents. Our Code of Business Conduct and Ethics applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and chief accounting officer. We intend to disclose any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer or chief accounting officer in the investor relations section of our web site.

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

-  13  -

We may be unable to maintain our profitability in the face of a consolidating retail environment.

Our largest customer, Walmart, accounted for 23.1% of our fiscal 2018 net sales, and our ten largest customers together accounted for approximately 54.4% of our fiscal 2018 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We purchase agricultural products, including vegetables and spices and seasonings, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short‑term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices. During the past three years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient, packaging and distribution costs. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

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

A major part of our strategy is to grow through acquisition. We completed the McCann’s acquisition in July 2018 and the Back to Nature acquisition in October 2017 and we expect to pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater than anticipated amount of trade, promotional and capital spending. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

-  14  -

We have substantial indebtedness, which could restrict our ability to pay dividends and impact our financing options and liquidity position.

At December 29, 2018, we had total long‑term indebtedness of $1,650.0 million (before debt discount), including $50.0 million principal amount of senior secured indebtedness and $1,600.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indentures governing our senior notes (which we refer to as the senior notes indentures) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

-  15  -

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

Our $700.0 million revolving credit facility matures on November 21, 2022, our $700.0 million of 4.625% senior notes mature on June 1, 2021 and our $900.0 million of 5.25% senior notes mature on April 1, 2025. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

-  16  -

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

-  17  -

Most of our products are sourced from single manufacturing sites, which means disruptions in our or our co‑packers’ operations for any number of reasons could have a material adverse effect on our business.

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

Our operations are subject to extensive regulation by the FDA, the USDA, the FTC, the SEC, the CPSC, the United States Department of Labor, the Environmental Protection Agency and various other federal, state, local and foreign authorities. We are also subject to U.S. laws affecting operations outside of the United States, including anti‑bribery laws such as the Foreign Corrupt Practices Act (FCPA). Any changes in these laws and regulations, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted could increase the cost of developing, manufacturing and distributing our products or otherwise increase the cost of conducting our business, or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. In addition, failure by us to comply with applicable laws and regulations, including future laws and regulations, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. See Item 1, “Business—Government Regulation” and “—Environmental Matters.”

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

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from mislabeling, tampering by unauthorized third parties or product contamination or spoilage, including the presence of foreign objects, undeclared allergens, substances, chemicals, other agents or residues introduced during the growing, manufacturing, storage, handling or transportation phases of production. Under certain circumstances, we may be required to recall products, leading to a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Even if a situation does not necessitate a recall, product liability claims might be asserted against us. We have from time to time been involved in product liability lawsuits, none of which have been material to our business. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health‑related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance and product contamination insurance in amounts we believe to be adequate. However, we

-  18  -

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

In particular, our financial condition and results of operations could be materially and adversely affected by the new United States-Mexico-Canada Agreement, or other regulatory and economic impact of changes in taxation and trade relations among the United States and other countries.

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

-  19  -

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Canadian dollar and the Mexican peso. For example, our foreign sales are primarily to customers in Canada. Net sales in Canada accounted for 5.7% of our total net sales in 2018.  Although our sales for export to other countries are generally denominated in U.S. dollars, our sales to Canada are generally denominated in Canadian dollars. As a result, our net sales to Canada are subject to the effect of foreign currency fluctuations, and these fluctuations could have an adverse impact on operating results. From time to time, we may enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

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

We maintain four defined benefit pension plans that cover approximately 43% of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long‑term interest rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report.

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

-  20  -

Our financial well‑being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements, shifts in union policy or labor disruptions in the food industry.

As of December 29, 2018, approximately 61% of our 2,675 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Later this year we will begin negotiations for a new collective bargaining agreement to replace the existing collective bargaining agreement for our Brooklyn manufacturing facility, which covers approximately 80 employees, that is scheduled to expire on December 31, 2019. However, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Brooklyn facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If, prior to the expiration of the collective bargaining agreement for the Brooklyn facility or prior to the expiration of any of our other existing collective bargaining agreements, we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, issues with or errors in systems’ maintenance or security, migration of applications to the cloud, power outages, hardware or software failures, computer viruses, malware, attacks by computer hackers or other cybersecurity risks, telecommunication failures, denial of service, user errors, natural disasters, terrorist attacks or other catastrophic events.

Cyberattacks and other cyber incidents are occurring more frequently in the United States, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials. We may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.

If any of our significant information technology systems suffer severe damage, disruption or shutdown, whether due to natural disaster, cyberattacks or otherwise, and our disaster recovery and business continuity plans, or those of our third party providers, do not effectively respond to or resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

In addition, if we are unable to prevent physical and electronic break‑ins, cyberattacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees. The mishandling or inappropriate disclosure of non‑public sensitive or protected information could lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a negative impact on our reputation, business, financial condition and results of operations.

-  21  -

We may experience difficulties fully implementing our new enterprise resource planning system.

We are implementing a new enterprise resource planning (ERP) system. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. We may not be able to complete successfully the full implementation of the ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to produce products, process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, integrate acquisitions, or otherwise operate our business.  It is also possible that the migration to a new ERP system could adversely affect our internal controls over financial reporting.

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

We are able to amortize goodwill and certain intangible assets within the meaning of Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $1,048.7 million between 2019 and 2033. The expected annual deductions are approximately $108.0 million for fiscal 2019, approximately $106.4 million for fiscal 2020, approximately $103.8 million for fiscal 2021, approximately $92.2 million for fiscal 2022, approximately $90.3 million per year for fiscal 2023 through fiscal 2024, approximately $90.0 million for fiscal 2025, approximately $86.1 million for fiscal 2026,  approximately $66.2 million for fiscal 2027, approximately $63.7 million for fiscal 2028, approximately $63.1 million for fiscal 2029, approximately $57.0 million for fiscal 2030, approximately $24.3 million for fiscal 2031, approximately $6.1 million for fiscal 2032 and approximately $1.2 million for fiscal 2033. If there is a change in U.S. federal tax policy that reduces any of these available deductions, eliminates, limits or reduces the interest deduction we receive on our substantial indebtedness, or otherwise results in an increase in our corporate tax rate, our cash taxes payable would increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments.  Likewise, the ultimate impact of the U.S. Tax Cuts and Jobs Act signed into law on December 22, 2017 on our reported results in fiscal 2019 and beyond may differ from the estimates provided in this report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the new tax law different from that currently contemplated.  See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report for information about the U.S. Tax Cuts and Jobs Act.

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

-  22  -

involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference. We test our unamortizable intangibles by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our unamortizable intangibles based on discounted cash flows that reflect certain third party market value indicators. Estimating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2018,  2017 and 2016 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, an interim impairment analysis relating to one of our brands performed during fiscal 2014 resulted in our company recording non‑cash impairment charges to amortizable trademarks and customer relationship intangibles for the brand of $26.9 million and $7.3 million, respectively, during fiscal 2014.  During the second quarter of 2016, we discontinued that brand because there was not sufficient demand to warrant continued production.  Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $4.5 million and $0.9 million, respectively, which are recorded in “Impairment of intangible assets” on the accompanying consolidated statement of operations for fiscal 2016. If operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non‑cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or unamortizable intangible assets are impaired, although a non‑cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

-  23  -

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

Our certificate of incorporation authorizes the issuance of preferred stock without stockholder approval and, in the case of preferred stock, upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future, including any preferential rights that we may grant to the holders of preferred stock. The terms of any preferred stock we issue may place restrictions on the payment of dividends to the holders of our common stock. If we issue preferred stock that is senior to our common stock in right of dividend payment, and our cash flows from operating activities or surplus are insufficient to support dividend payments to the holders of preferred stock, on the one hand, and to the holders of common stock, on the other hand, we may be forced to reduce or eliminate dividends to the holders of our common stock.

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

Item 1B.  Unresolved Staff Comments.

None.

-  24  -

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

Facility Location	Owned/Leased	Description
Parsippany, New Jersey	Leased	Corporate Headquarters
Mississauga, Ontario	Leased	Canadian Headquarters
Ankeny, Iowa	Owned	Manufacturing/Warehouse
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Irapuato, Mexico	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Owned	Manufacturing/Warehouse
Brooklyn, New York	Leased	Manufacturing/Warehouse
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Easton, Pennsylvania	Leased	Distribution Center
Fontana, California	Leased	Distribution Center
Joliet, Illinois	Leased	Distribution Center
Lebanon, Tennessee	Leased	Distribution Center
St. Evariste, Québec	Owned	Storage Facility
Bentonville, Arkansas	Leased	Sales Office

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

-  25  -

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “BGS” and have been so traded since May 23, 2007. According to the records of our transfer agent, we had 71 holders of record of our common stock as of February 22, 2019, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company’s common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from December 28, 2013 to December 29, 2018, assuming the investment of $100 on December 28, 2013 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return

Among B&G Foods, Inc. Common Stock, the Russell 2000 Index

and the S&P Packaged Foods & Meats Index

	12/28/2013	*	1/3/2015	1/2/2016	12/31/2016	12/30/2017	12/29/2018
B&G Foods, Inc. (NYSE: BGS)	$100.00		91.52	112.65	146.67	123.97	112.94
Russell 2000 Index	$100.00		104.89	100.26	121.63	139.44	124.09
S&P Packaged Foods & Meats Index	$100.00		111.51	130.90	142.86	144.79	117.57

*$100 invested on December 28, 2013 in B&G Foods’ common stock or index, including reinvestment of dividends. Indexes calculated on month‑end basis.

-  26  -

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

For fiscal 2018 and fiscal 2017, we had cash flows from operating activities of $209.5 million and $37.8 million, respectively, and distributed $124.5 million and $123.6 million as dividends, respectively. At our current dividend rate of $1.90 per share per annum, we expect our aggregate dividend payments in 2019 to be approximately $124.7 million.

The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2018 and 2017:

	Fiscal 2018	Fiscal 2017
Fourth Quarter	$0.475	$0.465
Third Quarter	$0.475	$0.465
Second Quarter	$0.475	$0.465
First Quarter	$0.465	$0.465

Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder’s adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro‑forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2018 and fiscal 2017,  0.0% and 69.5%, respectively, of distributions paid on common stock will be treated as a return of capital and 100.0% and 30.5%, respectively, will be treated as a taxable dividend paid from earnings and profits.

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

-  27  -

•	we may not pay any dividends on any dividend payment date if a default or event of default under our indentures has occurred or is continuing.

Excess cash is defined in our senior notes indentures and under the terms of our credit agreement. Excess cash is calculated as “consolidated cash flow,” as defined in the indentures and under the terms of our credit agreement (which, in each case, allows for certain adjustments and which is equivalent to the term adjusted EBITDA), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, excess tax benefit from issuance of performance share long-term incentive award (LTIA) shares, certain repayment of indebtedness and the cash portion of restructuring charges.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities in fiscal 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2018 - October 27, 2018	—		$—	—	$31,471,005	1
October 28, 2018 - November 24, 2018	217,072		$28.07	217,072	$25,373,672
November 25, 2018 - December 29, 2018	78,305		$29.27	78,305	$23,080,321
Total	295,377	2	$28.39	295,377	$23,080,321

(1)	On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of our common stock through March 15, 2019.
(2)

During the fourth quarter of 2018, we repurchased and retired 295,377 shares of common stock pursuant to the stock repurchase program. As of December 29, 2018, we had $23.1 million available for future purchases of our common stock under the stock repurchase program.

-  28  -

Item 6. Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the fiscal years ended December 29, 2018 (fiscal 2018), December 30, 2017 (fiscal 2017), December 31, 2016 (fiscal 2016), January 2, 2016 (fiscal 2015) and January 3, 2015 (fiscal 2014) have been derived from our audited consolidated financial statements.

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data(1):
Net sales(2)(3)	$1,700,764	$1,646,387	$1,372,307	$958,879	$837,336
Cost of goods sold(4)	1,351,264	1,205,809	943,295	676,794	600,246
Gross profit(2)	349,500	440,578	429,012	282,085	237,090
Selling, general and administrative expenses(2)(5)	167,389	183,448	157,028	99,250	84,267
Amortization expense(6)	18,343	17,611	13,803	11,255	12,692
(Gain) loss on sale of assets(7)	(176,386)	1,608	—	—	—
Impairment of intangible assets(8)	—	—	5,405	—	34,154
Gain on change in fair value of contingent consideration(9)	—	—	—	—	(8,206)
Operating income(2)	340,154	237,911	252,776	171,580	114,183
Interest expense, net	108,334	91,784	74,456	51,131	46,573
Loss on extinguishment of debt(10)	13,135	1,163	2,836	—	5,748
Other income(2)(11)	(3,592)	(3,098)	(1,582)	(790)	(1,915)
Income before income tax expense	222,277	148,062	177,066	121,239	63,777
Income tax expense (benefit)	49,842	(69,401)	67,641	52,149	22,821
Net income	$172,435	$217,463	$109,425	$69,090	$40,956
Earnings per share data:
Weighted average basic common shares outstanding	66,145	66,487	63,203	56,585	53,658
Weighted average diluted common shares outstanding	66,255	66,706	63,420	56,656	53,747
Cash dividends declared per common share	$1.89	$1.86	$1.73	$1.38	$1.36
Basic earnings per common share	$2.61	$3.27	$1.73	$1.22	$0.76
Diluted earnings per common share	$2.60	$3.26	$1.73	$1.22	$0.76
Other Financial Data(1):
Net cash provided by operating activities	$209,456	$37,799	$289,661	$128,479	$99,126
Capital expenditures	(41,627)	(59,802)	(42,418)	(18,574)	(19,025)
Cash payments for acquisition of businesses	(30,787)	(162,965)	(438,787)	(873,811)	(154,277)
Net cash (used in) provided by financing activities	(753,327)	359,336	216,005	767,444	71,619
EBITDA(12)	$397,385	$290,181	$291,624	$201,023	$143,532
Senior debt / EBITDA(13)	4.2x	7.8x	6.0x	8.8x	7.2x
Total debt / EBITDA	4.2x	7.8x	6.0x	8.8x	7.1x
EBITDA / cash interest expense(14)	3.9x	3.4x	4.2x	4.3x	3.4x
Consolidated Balance Sheet Data (at end of year)(1):
Cash and cash equivalents	$11,648	$206,506	$28,833	$5,246	$1,490
Total assets	3,054,799	3,561,038	3,043,505	2,571,715	1,649,353
Total debt	1,653,371	2,251,741	1,746,769	1,759,616	1,025,857
Total stockholders’ equity	$900,049	$880,819	$785,657	$457,685	$337,995

(1)

We completed the sale of Pirate Brands to The Hershey Company on October 17, 2018. We completed the McCann’s acquisition from TreeHouse Foods, Inc. on July 16, 2018. We completed the Back to Nature acquisition from Brynwood Partners VI L.P., Mondelēz International and certain other sellers on October 2, 2017. We completed the Victoria acquisition from Huron Capital Partners and certain other sellers on December 2, 2016. We completed the spices & seasonings acquisition from ACH Food Companies, Inc. on November 21, 2016. We completed the Green Giant acquisition from General Mills, Inc., on November 2, 2015. We completed the Mama Mary’s acquisition from Linsalata Capital Partners and certain other sellers on July 10, 2015. We completed the Specialty Brands acquisition from affiliates of American Capital, Ltd., and certain individual sellers, on April 23, 2014. Each of the acquisitions listed above has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.

-  29  -

(2)

Net sales, gross profit, selling, general and administrative expenses, operating income and other income for fiscal 2017, 2016, 2015 and 2014 have been adjusted as a result of our retrospective adoption of new accounting standards relating to revenue recognition and the presentation of net periodic pension cost and net periodic post-retirement benefit cost. We also reclassified a $1.6 million pre-tax loss on sale of assets for fiscal 2017 from selling, general and administrative expenses to loss on sale of assets. The adjustments described above had no impact on net income or earnings per share. See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information.

(3)

Fiscal 2018,  2017,  2016 and 2015 each contained 52 weeks and fiscal 2014 contained 53 weeks. Net sales for fiscal 2015 and fiscal 2014 were negatively impacted by $1.2 million and $4.1 million, respectively, of customer refunds, net of insurance recoveries, related to our November 2014 voluntary recall of certain Ortega and Las Palmas products.

(4)

Cost of goods sold for fiscal 2018 includes $76.3 million of non-recurring expenses, including $66.3 million relating to the non-cash accounting impact of our inventory reduction plan and $10.0 million of warehouse, delivery and other costs associated with our transition from certain of our existing distribution centers to new distribution centers. Cost of goods sold for fiscal 2017 includes $2.4 million of amortization of acquisition -related inventory fair value step-up (for certain spices & seasonings business and Back to Nature inventory acquired and sold during the period) and a $3.3 million loss on disposal of inventory related to the write-off of discontinued and expired inventory from recent acquisitions. Fiscal 2016 includes $5.4 million of amortization of acquisition-related inventory fair value step-up (for certain spices & seasonings business inventory acquired and sold during the period and certain Green Giant inventory sold during the period) and a $0.8 million loss on disposal of inventory related to the impairment of Rickland Orchards. Fiscal 2015 includes $6.1 million of amortization of acquisition‑related inventory fair value step‑up (for certain Green Giant inventory acquired and sold during the period) and $0.5 million of charges, net of insurance recoveries, related to the Ortega and Las Palmas recall. Fiscal 2014 includes $8.2 million of inventory write‑off and other cost of goods sold charges, net of insurance recoveries, related to the Ortega and Las Palmas recall and a $4.5 million loss on disposal of inventory related to the impairment of Rickland Orchards.

(5)

Selling, general and administrative expenses for fiscal 2018 includes  $16.9 million of acquisition/divestiture-related and non-recurring expenses, including divestiture expenses for the Pirate Brands sale and acquisition and integration expenses for the McCann’s,  Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions. Selling, general and administrative expenses for fiscal 2017 include $35.6 million of acquisition-related and non-recurring expenses, including acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions, severance and hiring costs and a non-recurring startup surcharge paid to a co-packer. Selling, general and administrative expenses for fiscal 2016 include $17.5 million of acquisition‑related expenses for the Victoria, spices & seasonings, Green Giant and Mama Mary’s acquisitions and $1.3 million of distribution restructuring expenses. Selling, general and administrative expenses for fiscal 2015 include $6.1 million of acquisition‑related expenses for the Green Giant and Mama Mary’s acquisitions, $2.7 million of distribution restructuring expenses and $0.2 million of administrative expenses, net of insurance recoveries, related to the Ortega and Las Palmas recall. Selling, general and administrative expenses for fiscal 2014 include $7.3 million of acquisition‑related expenses for the Specialty Brands, Rickland Orchards and Pirate Brands acquisitions and $0.5 million of administrative expenses, net of insurance recoveries, related to the Ortega and Las Palmas recall.

(6)

Amortization expense includes the amortization of customer relationships, amortizable trademarks and other intangible assets acquired in the McCann’s, Back to Nature,  Victoria, spices & seasonings, Green Giant,  Mama Mary’s, Specialty Brands, Rickland Orchards, Pirate Brands, TrueNorth and prior acquisitions.

(7)

During fiscal 2018, we recognized a pre-tax gain on the Pirate Brands sale of $176.4 million. See Note  3, “Acquisitions and Divestitures” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information. During fiscal 2017, we recorded a $1.6 million pre-tax loss as we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment.

(8)

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

-  30  -

(9)

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

(10)

Fiscal 2018 loss on extinguishment of debt includes the write-off of deferred debt financing costs and unamortized discount of $11.1 million and $2.0 million, respectively, relating to the repayment of all outstanding borrowings under the tranche B term loans. Fiscal 2017 loss on extinguishment of debt includes the write-off of deferred debt financing costs of $0.9 million and the write-off of unamortized discount of $0.2 million in connection with the repayment of all outstanding borrowings under the tranche A term loans and the write-off of deferred debt financing costs and the write-off of unamortized discount of less than $0.1 million in connection with the refinancing of our tranche B term loans. Fiscal 2016 loss on extinguishment of debt includes the write-off of deferred debt financing costs of $2.2 million and the write-off of unamortized discount of $0.6 million in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. Fiscal 2014 loss on extinguishment of debt includes the write‑off of deferred debt financing costs of $5.4 million and the write‑off of unamortized discount of $0.3 million in connection with the termination of our prior credit agreement and the repayment of all outstanding obligations thereunder.

(11)

Other income for fiscal 2018 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.2 million and includes the impact of the newly adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit in the amount of $2.4 million.  Other income for fiscal 2017 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.6 million and includes the impact of the newly adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit in the amount of $1.5 million. Other income for fiscal 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.4 million and includes the impact of the newly adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit in the amount of $1.2 million. Other income for fiscal 2015 includes the impact of the newly adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit in the amount of $0.8 million. Other income for fiscal 2014 includes the impact of the newly adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit in the amount of $1.9 million.

-  31  -

(12)

EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance. A non‑GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt (see footnote (10) above). We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up and gains and losses on the sale of assets); non-recurring expenses, gains and losses; gains and losses related to changes in the fair value of contingent liabilities from earn-outs; the non-cash accounting impact of our inventory reduction plan; intangible asset impairment charges and related asset write-offs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include certain costs and expenses and gains and losses described above. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts. A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2018,  2017,  2016,  2015 and 2014 along with the components of EBITDA and adjusted EBITDA follows:

-  32  -

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(In thousands)
Net income	$172,435	$217,463	$109,425	$69,090	$40,956
Income tax expense (benefit)	49,842	(69,401)	67,641	52,149	22,821
Interest expense, net	108,334	91,784	74,456	51,131	46,573
Depreciation and amortization	53,639	49,172	37,266	28,653	27,434
Loss on extinguishment of debt(A)	13,135	1,163	2,836	—	5,748
EBITDA	397,385	290,181	291,624	201,023	143,532
Acquisition/divestiture-related and non-recurring expenses(B)	26,863	35,745	17,523	6,118	7,315
Inventory reduction plan impact(C)	66,320	—	—	—	—
Amortization of acquisition-related inventory step-up(D)	—	2,380	5,424	6,127	—
Impairment of intangible assets(E)	—	—	5,405	—	34,154
Loss on disposal of inventory(F)	—	3,287	791	—	4,535
(Gain) loss on sale of assets(G)	(176,386)	1,608	—	—	—
Loss on product recall, net of insurance recoveries(H)	—	—	—	1,868	12,798
Distribution restructuring expenses(I)	—	—	1,273	2,665	—
Gain on change in fair value of contingent consideration(J)	—	—	—	—	(8,206)
Adjusted EBITDA	314,182	333,201	322,040	217,801	194,128
Income tax (expense) benefit	(49,842)	69,401	(67,641)	(52,149)	(22,821)
Interest expense, net	(108,334)	(91,784)	(74,456)	(51,131)	(46,573)
Acquisition/divestiture-related and non-recurring expenses(B)	(26,863)	(35,745)	(17,523)	(6,118)	(7,315)
Inventory reduction plan impact(C)	(66,320)	—	—	—	—
Amortization of acquisition-related inventory step-up(D)	—	(2,380)	(5,424)	(6,127)	—
Loss on product recall, net of insurance recoveries(H)	—	—	—	(1,868)	(12,798)
Distribution restructuring expenses(I)	—	—	(1,273)	(2,665)	—
Write-off of property, plant and equipment(J)	931	208	337	(107)	—
Deferred income taxes	(1,494)	(80,525)	56,190	29,152	13,855
Amortization of deferred financing costs and bond discount	5,282	5,812	5,426	3,900	3,790
Share-based compensation expense	3,025	4,615	5,798	5,817	2,235
Excess tax benefits from share-based compensation	—	—	(343)	(539)	(2,356)
Acquisition-related contingent consideration expense, including interest accretion	—	—	—	—	432
Changes in assets and liabilities, net of effects of business combinations	138,889	(165,004)	66,530	(7,487)	(23,451)
Net cash provided by operating activities	$209,456	$37,799	$289,661	$128,479	$99,126

(A)	See footnote (10) above.
(B)

Acquisition/divestiture-related and non-recurring expenses for fiscal 2018 primarily includes divestiture expenses for the Pirate Brands sale and acquisition and integration expenses for the McCann’s,  Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions. Fiscal 2017 primarily includes acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions, severance and hiring costs, a non-recurring interest charge relating to the refinancing of our credit agreement and a non-recurring startup surcharge paid to a co-packer.  Fiscal 2016 primarily includes acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions, and severance and hiring costs.  Fiscal 2015 primarily includes acquisition and integration expenses for the Green Giant and Mama Mary’s acquisition and severance and hiring costs. Fiscal 2014 primarily includes acquisition and integration expenses for the Special Brands acquisition and severance and hiring costs.

(C)

For fiscal 2018, the inventory reduction plan impact of $66.3 million includes $51.1 million of fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in fiscal 2018 and $15.2 million for the underutilization of our manufacturing facilities as we reduced inventory during the implementation of the inventory reduction plan.

(D)	See footnote (4) above.
(E)	See footnote (8) above.
(F)

Fiscal 2017 represents a loss on disposal of inventory related to the write-off of discontinued and expired inventory from recent acquisitions. Fiscal 2016 and 2014 represent a loss on disposal of inventory related to the impairment of Rickland Orchards. See footnote (8) above.

-  33  -

(G)

During fiscal 2018, we completed the Pirate Brands sale. The sale resulted in a pre-tax gain of $176.4 million. During fiscal 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment. We acquired the research center and related assets on November 2, 2015, as part of the Green Giant acquisition. The sale resulted in a $1.6 million pre-tax loss on sale of assets.

(H)

On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products’ ingredient statements. The cost impact of this recall during fiscal 2015 was $1.9 million, of which $1.2 million was recorded as a decrease in net sales related to customer refunds; $0.5 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.2 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs. The charges we recorded are based upon costs incurred to date. During fiscal 2015, we recovered $5.0 million of insurance proceeds. The cost impact of this recall during fiscal 2014 (not including lost sales during the period of time production and distribution of the affected products were suspended), net of insurance recoveries of $5.0 million (received in fiscal 2015), was $12.8 million, of which $4.1 million was recorded as a decrease in net sales related to customer refunds; $8.2 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.5 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs

(I)

Distribution restructuring expenses for fiscal 2016 and fiscal 2015 includes expenses relating to our transitioning of the operations of our then three primary shelf-stable distribution centers and a new fourth primary shelf-stable distribution center in the United States to a third party logistics provider.

(J)	See footnote (9) above.
(K)	See footnote (H) above.
(13)	As of the end of each fiscal year presented, senior debt is defined as the face amount of all of our outstanding debt.

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(In thousands, except ratios)
Current and former senior secured credit agreement:
Revolving credit facility	$50,000	$—	$176,000	$40,000	$34,000
Tranche A term loan due 2019	—	—	233,640	273,750	292,500
Tranche B term loan due 2022	—	650,110	640,110	750,000	—
4.625% senior notes due 2021	700,000	700,000	700,000	700,000	700,000
5.25% senior notes due 2025	900,000	900,000	—	—	—
Senior debt	$1,650,000	$2,250,110	$1,749,750	$1,763,750	$1,026,500
EBITDA	$397,385	$290,181	$291,624	$201,023	$143,532
Senior debt / EBITDA	4.2x	7.8x	6.0x	8.8x	7.2x
Adjusted EBITDA	$314,182	$333,201	$322,040	$217,801	$194,128
Senior debt /adjusted EBITDA	5.3x	6.8x	5.4x	8.1x	5.3x

See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report, for more information about our long-term debt. As of December 29, 2018,  we were in compliance with all of the covenants, including the financial covenants, in our credit agreement and the indentures governing the 4.625% senior notes and 5.25% senior notes.

(14)	Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred financing and bond discount.

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(In thousands, except ratios)
Interest expense, net	$108,334	$91,784	$74,456	$51,131	$46,573
Amortization of deferred financing and bond discount	(5,282)	(5,812)	(5,426)	(3,900)	(3,790)
Cash interest expense	$103,052	$85,972	$69,030	$47,231	$42,783
EBITDA	$397,385	$290,181	$291,624	$201,023	$143,532
EBITDA / cash interest expense	3.9x	3.4x	4.2x	4.3x	3.4x
Adjusted EBITDA	$314,182	$333,201	$322,040	$217,801	$194,128
Adjusted EBITDA / cash interest expense	3.0x	3.9x	4.7x	4.6x	4.5x

-  34  -

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A, “Risk Factors,” under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

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

Since 1996, we have successfully acquired and integrated more than 45 brands into our company. Most recently, on July 16, 2018, we completed the acquisition of McCann’s brand of premium Irish oatmeal from TreeHouse Foods, Inc. On October 2, 2017, we completed the acquisition of Back to Nature Foods Company, LLC and related entities from Brynwood Partners VI L.P., Mondelēz International and certain other sellers. On December 2, 2016, we acquired Victoria Fine Foods, LLC, and a related entity, from Huron Capital Partners and certain other sellers. On November 21, 2016, we completed the acquisition of the spices & seasonings business of ACH Food Companies, Inc. We refer to these acquisitions in this report as the “McCann’s acquisition,” “Back to Nature acquisition,” “Victoria acquisition” and “spices & seasonings acquisition,” respectively. Each of these recent acquisitions has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

During the fourth quarter of 2018, we completed the sale of Pirate Brands to The Hershey Company for a purchase price of $420.0 million in cash.  We refer to this sale in this report as the “Pirate Brands sale.” We recognized a pre-tax gain on the Pirate Brands sale of $176.4 million.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above before Part I of this report under the heading “Forward‑Looking Statements” and in Part I, Item 1A, “Risk Factors” include:

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

-  35  -

We experienced moderate net cost increases for raw materials during fiscal 2018 and anticipate higher raw materials cost increases for fiscal 2019. We are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through fiscal 2019. In addition, we expect higher distribution costs industry-wide for fiscal 2019. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2018,  2017 and 2016, our net sales to customers in foreign countries represented approximately 7.3%,  6.3% and 7.1%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve revenue recognition as it relates to trade and consumer promotion expenses; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; and the fair value of contingent consideration liabilities. Actual results could differ significantly from these estimates and assumptions.

Our significant accounting policies are described more fully in note 2 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

-  36  -

Revenue Recognition and Trade and Consumer Promotion Expenses

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

In May 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services.

We adopted this guidance and related amendments as of the first quarter of fiscal 2018 applying the full retrospective transition approach to all contracts. Based on our comprehensive assessment of the new guidance, including our evaluation of the five-step approach outlined within the guidance, we concluded that the adoption would not have a significant impact to our core revenue generating activities. However, the adoption did result in a change in presentation of certain trade and consumer promotion expenses, specifically in-store display incentives, also referred to as marketing development funds.

We previously recorded in-store display incentives, or marketing development funds, within selling, general and administrative expenses in our consolidated statements of operations. Upon the adoption of the new guidance, many of these cash payments did not meet the specific criteria within the new guidance of providing a “distinct” good or service, and therefore, is required to be presented as a reduction of net sales. The impact of this change resulted in a reduction of net sales, gross profit and selling, general and administrative expenses during fiscal 2018, the first year of adoption, with no impact to net income. See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part II, Item 8 of this report for the adjustments to net sales, gross profit and selling, general and administrative expenses for fiscal 2017 and 2016 as a result of the newly adopted revenue recognition standard.

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

Goodwill and Other Intangible Assets

Our total assets include substantial goodwill and unamortizable intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or unamortizable intangibles might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two‑step process. The first step of the impairment test involves comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference. As of December 29, 2018, we had $584.4 million of goodwill recorded in our consolidated balance sheet. Our testing indicates that the implied fair value of goodwill is significantly in excess of the carrying value.  Therefore, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.

-  37  -

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

As of December 29, 2018, we had $1,355.7 million of unamortizable intangibles recorded in our consolidated balance sheet and none of the balances exceed their calculated fair values, and the percentage excess of calculated fair value over book value was 172.9% or more. The table below sets forth the book value as of December 29, 2018, of the trademarks of each of our brands whose fiscal 2018 net sales were equal to or exceeded 3% of our total fiscal 2018 net sales and for “all other brands” in the aggregate.

Fiscal 2018
Brand:	(in thousands)
Green Giant	$422,000
Mrs. Dash	189,000
Bear Creek Country Kitchens	113,400
Spices & Seasonings(1)	65,200
Ortega	32,339
Cream of Wheat	27,000
Maple Grove Farms of Vermont	11,627
All other brands	495,134
Total	$1,355,700

(1)	The spices & seasonings acquisition was completed on November 21, 2016. Includes trademark values for multiple brands acquired as part of the acquisition.

All assumptions used in our impairment evaluations for goodwill and unamortizable intangibles, such as forecasted growth rates and discount rate, are based on the best available market information and are consistent with our internal forecasts and operating plans.  We believe these assumptions to be reasonable, but they are inherently uncertain.  These assumptions could be adversely impacted by certain of the risks described in Part I, Item 1A, “Risk Factors,” of this report.

We completed our annual impairment tests for fiscal 2018,  2017 and 2016 with no adjustments to the carrying values of goodwill and unamortizable intangibles. However, materially different assumptions regarding the future performance of our businesses could result in significant impairment losses. For example, an interim impairment analysis relating to one of our brands performed during fiscal 2014 resulted in our company recording non-cash impairment charges to amortizable trademarks and customer relationship intangibles for the brand of $26.9 million and $7.3 million, respectively, during fiscal 2014. During the second quarter of 2016, we discontinued that brand because there was not sufficient demand to warrant continued production. Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $4.5 million and $0.9 million, respectively, which are recorded in “Impairment of intangible assets” on the accompanying consolidated statement of operations for fiscal 2016. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or unamortizable intangible assets are impaired, although a non‑cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

-  38  -

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

Pension Expense

We have defined benefit pension plans covering approximately 43% of our employees. Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates, employee-related demographic factors, such as turnover, retirement age and mortality, and the rate of salary increases.  Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations.  Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension expenses and obligations. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During fiscal 2018, we made total contributions to our pension plans of $5.6 million. During fiscal 2017, we made total contributions to our pension plans of $8.7 million. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2019 and beyond.

Our discount rate assumption for our four defined benefit plans changed from 3.45% - 3.56% at December 30, 2017 to 4.08% - 4.18% at December 29, 2018. While we do not currently anticipate a change in our fiscal 2019 assumptions, as a sensitivity measure, a 0.25% decline or increase in our discount rate would increase or decrease our pension expense by approximately $0.5 million to $0.6 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.3 million. We currently do not expect to make  any contributions to our defined benefit pension plans during fiscal 2019.

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

-  39  -

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The U.S. Tax Act lowers the federal corporate income tax rate from 35% to 21%. In the fourth quarter of 2017 we revalued our prior year U.S. deferred tax assets and liabilities at the lower U.S. corporate income tax rate, which resulted in a discrete tax benefit of approximately $133.3 million. This tax benefit was partially offset by an increase in our blended state rate of approximately $5.8 million and a repatriation expense of $0.9 million.

The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018. Our consolidated effective tax rate for fiscal 2018 was 22.4%.

We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

The U.S. Tax Act also limits the deduction for net interest expense incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. Although we currently expect that our interest expense may exceed 30% of our adjusted taxable income, at this time we do not believe this limitation will have a material adverse impact on our business or financial results because any interest that is non-deductible may be carried forward indefinitely.

The U.S. Treasury's proposed 2018 regulations also seek to clarify the application of the U.S. Tax Act provisions for the limitation of interest expense, including treatment of depreciation and other deductions in arriving at adjusted taxable income and application of the rules to controlled foreign affiliates. These regulations remain open for comment and are not effective until published in the federal register. As a result, we will monitor their impact to our filing positions and will record the impacts as discrete income tax expense adjustments in the period that the guidance is finalized.

The SEC issued guidance on December 23, 2017 providing a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As of December 29, 2018, we have recorded all known and estimable impacts of the U.S. Tax Act that are effective for fiscal 2018.

The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2019 and beyond may differ from the estimates provided in this report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that currently contemplated.

-  40  -

Results of Operations(1)

The following table sets forth the percentages of net sales represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.5%	73.2%	68.7%
Gross profit	20.5%	26.8%	31.3%

Operating expenses:
Selling, general and administrative expenses	9.8%	11.1%	11.4%
Amortization expense	1.1%	1.1%	1.1%
(Gain) loss on sale of assets	(10.4)%	0.1%	—%
Impairment of intangible assets	—%	—%	0.4%
Operating income	20.0%	14.5%	18.4%

Other income and expenses:
Interest expense, net	6.4%	5.6%	5.4%
Loss on extinguishment of debt	0.8%	0.1%	0.2%
Other income	(0.3)%	(0.2)%	(0.1)%
Income before income tax expense (benefit)	13.1%	9.0%	12.9%
Income tax expense (benefit)	3.0%	(4.2)%	4.9%
Net income	10.1%	13.2%	8.0%

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

Selling, General and Administrative Expenses. Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses. Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, a portion of our warehousing expenses, information technology and communication costs, office rent, utilities, supplies, professional services, acquisition/divestiture-related and non-recurring expenses and other general corporate expenses.

Amortization Expense. Amortization expense includes the amortization expense associated with customer relationships, amortizable trademarks and other intangibles.

(Gain) Loss on Sale of Assets.  (Gain) loss on sale of assets includes a gain recognized on the Pirate Brands sale in fiscal 2018 and a loss recognized on the sale of our Le Sueur, Minnesota research center in fiscal 2017.

Impairment of Intangible Assets. Impairment of intangible assets represents a reduction of the carrying value of amortizable intangible assets to fair value when the carrying value of the assets is no longer recoverable.

(1)

Net sales, gross profit, selling, general and administrative expenses, operating income and other income for fiscal 2017 and 2016 have been adjusted as a result of our retrospective adoption of new accounting standards relating to revenue recognition and the presentation of net periodic pension cost and net periodic post-retirement benefit cost. We also reclassified a $1.6 million pre-tax loss on sale of assets for fiscal 2017 from selling, general and administrative expenses to loss on sale of assets. The adjustments described above had no impact on net income or earnings per share. See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards”  to our consolidated financial statements in Part II, Item 8 of this report, for detailed information.

-  41  -

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

Other Income. Other income includes expense and/or income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes and the impact of the recently and retrospectively adopted presentation of net periodic pension cost and net periodic post-retirement benefit cost below operating profit, in accordance with the FASB ASU issued in March 2017. See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part II, Item 8 of this report for further details.

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

Base Business Net Sales. Base business net sales is a non-GAAP financial measure used by management to measure operating performance. We define base business net sales as our net sales excluding (1) the net sales of acquisitions until at least one full quarter of net sales from such acquisitions are included in both comparable periods, (2) net sales of discontinued or divested brands and (3) net sales of our IQF bulk rice products, see footnote 3 to the table below. The portion of current period net sales attributable to recent acquisitions for which there is not at least one full quarter of net sales in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the last day of the quarter in which the first anniversary of the date of acquisition occurs, and the period from the date of acquisition to the end of the quarter in which the acquisition occurred. For discontinued or divested brands, the entire amount of net sales is excluded from each fiscal period being compared. Management has included this financial measure because it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued or divested brands. The definition of base business net sales was modified in the first quarter of 2018 to exclude net sales of our IQF bulk rice products, as described in footnote 3 below.

A reconciliation of base business net sales to net sales for fiscal 2018 and 2017 follows (in thousands):

	Fiscal 2018	Fiscal 2017(1)
Net sales	$1,700,764	$1,646,387
Net sales from acquisitions(2)	(60,193)	—
Net sales of non-branded IQF bulk rice products(3)	(1,494)	(8,518)
Net sales from divested brands(4)	(74,853)	(87,705)
Base business net sales	$1,564,224	$1,550,164

(1)

Prior period net sales have been adjusted as a result of our retrospective adoption of the new accounting standard relating to revenue recognition. See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part II, Item 8 of this report.

(2)

Reflects net sales for Back to Nature for the first three quarters of 2018 and net sales of McCann’s for fiscal 2018. Back to Nature was acquired on October 2, 2017 and McCann’s was acquired on July 16, 2018.

(3)

Reflects net sales of our non-branded individually quick frozen (IQF) bulk rice products, which is a product line we acquired as part of the Green Giant acquisition, and which we are excluding from net sales for the purposes of calculating base business net sales because we do not consider the non-branded IQF bulk rice products to be part of our core business or material.

(4)

Reflects net sales of Pirate Brands. We completed the Pirate Brands sale on October 17, 2018. See Note 3, “Acquisitions and Divestitures,” to our consolidated financial statements in Part II, Item 8 of this report.

-  42  -

A reconciliation of base business net sales to net sales for fiscal 2017 and 2016 follows (in thousands):

	Fiscal 2017(1)	Fiscal 2016(1)
Net sales	$1,646,387	$1,372,307
Net sales from acquisitions(2)	(321,540)	(31,416)
Net sales of Rickland Orchards(3)	—	(515)
Base business net sales	$1,324,847	$1,340,376

(1)

Prior period net sales have been adjusted as a result of our retrospective adoption of the new accounting standard relating to revenue recognition. See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part II, Item 8 of this report.

(2)

Reflects all net sales for Victoria and the spices & seasonings business for each period presented and net sales for Back to Nature for fiscal 2017. Back to Nature was acquired on October 2, 2017, Victoria was acquired on December 2, 2016, and the spices & seasonings business was acquired on November 21, 2016.

(3)	Reflects all fiscal 2016 net sales of Rickland Orchards. Rickland Orchards was discontinued during the second quarter of 2016.

EBITDA and Adjusted EBITDA. EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up and gains and losses on the sale of assets); non-recurring expenses, gains and losses; gains and losses related to changes in the fair value of contingent liabilities from earn-outs; the non-cash accounting impact of our inventory reduction plan; intangible asset impairment charges and related asset write-offs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include certain costs and expenses and gains and losses described above. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.
-  43  -

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2018,  2017 and 2016 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net income	$172,435	$217,463	$109,425
Income tax expense (benefit)	49,842	(69,401)	67,641
Interest expense, net	108,334	91,784	74,456
Depreciation and amortization	53,639	49,172	37,266
Loss on extinguishment of debt(1)	13,135	1,163	2,836
EBITDA	397,385	290,181	291,624
Acquisition/divestiture-related and non-recurring expenses(2)	26,863	35,745	17,523
Inventory reduction plan impact(3)	66,320	—	—
Amortization of acquisition-related inventory step-up(4)	—	2,380	5,424
Impairment of intangible assets(5)	—	—	5,405
Loss on disposal of inventory(6)	—	3,287	791
(Gain) loss on sale of assets(7)	(176,386)	1,608	—
Distribution restructuring expenses(8)	—	—	1,273
Adjusted EBITDA	314,182	333,201	322,040
Income tax (expense) benefit	(49,842)	69,401	(67,641)
Interest expense, net	(108,334)	(91,784)	(74,456)
Acquisition/divestiture-related and non-recurring expenses(2)	(26,863)	(35,745)	(17,523)
Inventory reduction plan impact(3)	(66,320)	—	—
Amortization of acquisition-related inventory step-up(4)	—	(2,380)	(5,424)
Distribution restructuring expenses	—	—	(1,273)
Write-off of property, plant and equipment	931	208	337
Deferred income taxes	(1,494)	(80,525)	56,190
Amortization of deferred financing costs and bond discount	5,282	5,812	5,426
Share-based compensation expense	3,025	4,615	5,798
Excess tax benefits from share-based compensation	—	—	(343)
Changes in assets and liabilities, net of effects of business combinations	138,889	(165,004)	66,530
Net cash provided by operating activities	$209,456	$37,799	$289,661

(1)

Loss on extinguishment of debt for fiscal 2018 includes the write-off of deferred debt financing costs and unamortized discount of $11.1 million and $2.0 million, respectively, relating to the prepayment of outstanding borrowings under the tranche B term loans. Fiscal 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the prepayment of all outstanding borrowings under the tranche A term loans and less than $0.1 million relating to the refinancing of our tranche B term loans. Fiscal 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amounts of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans.

(2)

Acquisition/divestiture-related and non-recurring expenses for fiscal 2018 of $26.9 million primarily include divestiture expenses for the Pirate Brands sale and acquisition and integration expenses for the McCann’s,  Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions. Acquisition/divestiture-related and non-recurring expenses for fiscal 2017 of $35.7 million primarily include acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions, severance and hiring costs, a non-recurring interest charge relating to the refinancing of our credit agreement and a non-recurring startup surcharge paid to a co-packer. Acquisition/divestiture-related and non-recurring expenses for fiscal 2016  of $17.5 million primarily include acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions, and severance and hiring costs.

-  44  -

(3)

For fiscal 2018, the inventory reduction plan impact of $66.3 million includes $51.1 million of fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in fiscal 2018 and $15.2 million for the underutilization of our manufacturing facilities as we reduced inventory during the implementation of the inventory reduction plan.

(4)

Amortization of acquisition-related inventory step-up for fiscal 2017 of $2.4 million relates to the purchase accounting adjustments made to the finished goods inventory acquired in the Back to Nature acquisition and spices & seasonings acquisition that we completed on October 2, 2017 and November 21, 2016, respectively. Fiscal 2016 includes $5.4 million of purchase accounting adjustments made to the finished goods inventory acquired in the spices & seasonings acquisition.

(5)

During the second quarter of fiscal 2016, we discontinued the Rickland Orchards brand because there was not sufficient demand to warrant continued production. Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $4.5 million and $0.9 million, respectively, which are recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2016.

(6)

During the fourth quarter of 2017, we recorded a pre-tax loss on disposal of inventory of $3.3 million related to the write-off of discontinued and expired inventory from recent acquisitions.  During the second quarter of 2016, we recorded a charge to cost of goods sold of approximately $0.8 million in connection with the write-off of raw materials and finished goods inventory used for the Rickland Orchards brand.

(7)

During the fourth quarter of 2018, we completed the Pirate Brands sale. The sale resulted in a pre-tax gain of $176.4 million. During fiscal 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment. We acquired the research center and related assets on November 2, 2015, as part of the Green Giant acquisition. The sale resulted in a $1.6 million pre-tax loss on sale of assets.

(8)

Distribution restructuring expenses for fiscal 2016 includes expenses relating to our transitioning of the operations of our then three primary shelf-stable distribution centers and a new fourth primary shelf-stable distribution center in the United States to a third party logistics provider.

-  45  -

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for fiscal 2018,  2017 and 2016 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net income	$172,435	$217,463	$109,425
Non-recurring adjustment to deferred income taxes(1)	—	(109,641)	881
Loss on extinguishment of debt, net of tax(2)	10,190	847	1,770
Acquisition/divestiture-related and non-recurring expenses, net of tax(3)	20,754	26,497	10,934
Inventory reduction plan impact, net of tax(4)	51,451	—	—
Distribution restructuring expenses, net of tax(5)	—	—	794
Amortization of acquisition-related inventory step-up, net of tax(6)	—	1,733	3,385
Impairment of intangible assets, net of tax(7)	—	—	3,373
Loss on disposal of inventory, net of tax(8)	—	2,393	494
(Gain) loss on sale of assets, net of tax(9)	(133,172)	1,171	—
Tax true-ups(10)	650	—	—
Adjusted net income	$122,308	$140,463	$131,056
Adjusted diluted earnings per share	$1.85	$2.12	$2.07

(1)

Non-recurring adjustment to deferred income taxes for fiscal 2017 relates to the revaluation of our deferred income taxes as a result of the U.S. Tax Cuts and Jobs Act. Non-recurring adjustment to deferred income taxes for fiscal 2016 relates to a true-up of deferred income taxes resulting from our decision during the second quarter of 2016 to discontinue the Rickland Orchards brand and the related impairment of intangible assets.

(2)

Loss on extinguishment of debt for fiscal 2018 includes the write-off of deferred debt financing costs and unamortized discount of $8.6 million, net of tax, and $1.6 million, net of tax, respectively, relating to the prepayment of outstanding borrowings under the tranche B term loans. Fiscal 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.7 million, net of tax, and $0.1 million, net of tax, respectively, relating to the prepayment of all outstanding borrowings under the tranche A term loans and less than $0.1 million, net of tax, relating to the refinancing of our tranche B term loans. Fiscal 2016 includes the write-off of deferred debt financing costs and unamortized discount of $1.4 million, net of tax, and $0.4 million, net of tax, respectively, relating to the repayment of $40.1 million aggregate principal amounts of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans.

(3)

Acquisition/divestiture-related and non-recurring expenses for fiscal 2018 primarily includes divestiture expenses for the Pirate Brands sale and acquisition and integration expenses for the McCann’s,  Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions. Acquisition/divestiture-related and non-recurring expenses  for fiscal 2017 primarily includes acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions, severance and hiring costs, a non-recurring interest charge relating to the refinancing of our credit agreement and a non-recurring startup surcharge paid to a co-packer. Acquisition/divestiture-related and non-recurring expenses for fiscal 2016 primarily includes acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions, and severance and hiring costs.

-  46  -

(4)

For fiscal 2018, the inventory reduction plan impact of $66.3 million (or $51.5 million net of taxes) includes $51.1 million of fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in fiscal 2018 and $15.2 million for the underutilization of our manufacturing facilities as we reduced inventory during the implementation of the inventory reduction plan.

(5)

Distribution restructuring expenses for fiscal 2016 includes expenses relating to our transitioning of the operations of our then three primary shelf-stable distribution centers and a new fourth primary shelf-stable distribution center in the United States to a third party logistics provider.

(6)

Amortization of acquisition-related inventory step-up for fiscal 2017 relates to the purchase accounting adjustments made to the finished goods inventory acquired in the Back to Nature acquisition and spices & seasonings acquisition that we completed on October 2, 2017 and November 21, 2016, respectively. Acquisition-related inventory step-up for fiscal 2016 relates to the purchase accounting adjustments made to the finished goods inventory acquired in the spices & seasonings acquisition.

(7)

During the second quarter of fiscal 2016, we discontinued the Rickland Orchards brand because there was not sufficient demand to warrant continued production. Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to amortizable trademarks and customer relationship intangibles of $2.8 million, net of tax, and $0.6 million, net of tax, respectively, which are recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2016.

(8)

During the fourth quarter of 2017, we recorded a loss on disposal of inventory related to the write-off of discontinued and expired inventory from recent acquisitions.  During the second quarter of 2016, we recorded a charge to cost of goods sold in connection with the write-off of raw materials and finished goods inventory used for the Rickland Orchards brand.

(9)

During the fourth quarter of 2018, we completed the Pirate Brands sale. The sale resulted in a gain of $133.2 million, net of tax. During fiscal 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment. We acquired the research center and related assets on November 2, 2015, as part of the Green Giant acquisition. The sale resulted in a $1.2 million loss on sale of assets, net of tax.

(10)	Tax true-ups for fiscal 2018 reflects prior year foreign tax expense true-up and impact of enacted state rate changes.

Fiscal 2018 Compared to Fiscal 2017

Net Sales. Net sales increased $54.4 million, or 3.3%, to $1,700.8 million for fiscal 2018 from $1,646.4 million for fiscal 2017. The $54.4 million increase in net sales was attributable to an increase in unit volume of $42.2 million and an increase in net pricing of $12.2 million. Net sales of McCann’s, which was acquired on July 16, 2018 and therefore not owned during fiscal 2017, and an additional three quarters of net sales of Back to Nature, which was acquired on October 2, 2017, combined to contribute $60.2 million to our overall net sales for fiscal 2018. Our net sales for 2018 were negatively impacted by the divestiture of Pirate Brands during the fourth quarter of 2018. Net sales of Pirate Brands were $87.7 million in fiscal 2017, compared to $74.9 million in fiscal 2018 through the date of divestiture, which was October 17, 2018.

Base business net sales increased $14.0 million, or 0.9%, to $1,564.2 million for fiscal 2018 from $1,550.2 million for fiscal 2017. The increase was attributable to an increase in unit volume for the base business of $4.0 million and an increase in net pricing of $10.0 million, or 0.6% of base business net sales.

Net sales of Green Giant frozen increased $42.7 million, or 12.9%, to $372.7 million for fiscal 2018 compared to fiscal 2017, driven by strong customer and consumer acceptance of Green Giant Veggie Spirals, launched earlier this year, as well as continued demand for Green Giant Riced Veggies, Green Giant Veggie Tots and Green Giant Mashed Cauliflower. Net sales of Green Giant frozen products also benefited from Green Giant Cauliflower Pizza Crusts and Little Green Sprout’s Organics, which began shipping in September 2018. Net sales of all Green Giant products in the aggregate (including Le Sueur)  increased $29.7 million, or 6.1%, to $518.9 million in fiscal 2018, as net sales growth of frozen products was offset in part by Green Giant shelf stable (including Le Sueur), whose net sales decreased $13.0 million, or 8.2%, to $146.2 million.

-  47  -

Net sales of Ortega increased $4.0 million, or 2.9%, for fiscal 2018 compared to fiscal 2017. Net sales of Cream of Wheat increased $1.7 million, or 2.8%;  New York Style increased $1.7 million, or 4.7%; and Victoria increased $1.2 million, or 2.8%, for fiscal 2018. Net sales of all of our spices & seasonings, including the brands acquired in the fall of 2016, as well as our legacy spices & seasonings brands such as Mrs. Dash and Ac’cent,  decreased $3.5 million, or 1.0%, for fiscal 2018. Net sales of all other brands in the aggregate accounted for a decrease of $20.8 million, or 4.6%, for fiscal 2018.

See Note 15, “Net Sales by Brand,” to our consolidated financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for fiscal 2018 and fiscal 2017 for each of our brands that equaled or exceeded approximately 3% of our fiscal 2018 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales increases and decreases by brand for fiscal 2018:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - frozen	$42.7	12.9%
Ortega	4.0	2.9%
Cream of Wheat	1.7	2.8%
Green Giant - shelf stable(1)	(13.0)	(8.2)%
Spices & Seasonings(2)	(3.2)	(1.2)%
Bear Creek Country Kitchens	(2.0)	(4.0)%
Mrs. Dash	(1.1)	(1.9)%
All other brands	(15.1)	(3.0)%
Base business net sales increase	$14.0	0.9%

(1)	Includes net sales of the Le Sueur brand.
(2)

Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.

Gross Profit.  Gross profit was $349.5 million for fiscal 2018, or 20.5% of net sales. Excluding the negative impact of non-recurring charges relating to our inventory reduction plan of $66.3 million and acquisition/divestiture-related expenses of $10.0 million, our gross profit would have been $425.8 million, or 25.0% of net sales. This compares to gross profit of $440.6 million for fiscal 2017, or 26.8% of net sales. For 2018, gross profit benefited from an increase in net pricing of $12.2 million and was also negatively impacted by input cost inflation, inclusive of freight, warehousing and procurement, as well as mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $16.0 million, or 8.8%, to $167.4 million for fiscal 2018 from $183.4 million for fiscal 2017. The decrease was composed of a decrease in acquisition/divestiture-related and non-recurring expenses of $18.7 million and decreased consumer marketing expenses of $7.9 million, partially offset by increased warehousing expenses of $0.9 million, increased general and administrative expenses of $8.5 million (primarily consisting of compensation, professional and consulting fees, technology related expenses and real property leases) and other increases of $1.2 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 1.3 percentage points to 9.8% for fiscal 2018 compared to 11.1% for fiscal 2017.

Amortization Expense. Amortization expense increased $0.7 million to $18.3 million for fiscal 2018 from $17.6 million for fiscal 2017 due to the McCann’s acquisition completed in fiscal 2018 and the Back to Nature acquisition completed in fiscal 2017.

(Gain) Loss on Sale of Assets. On October 17, 2018, we completed the Pirate Brands sale. We recognized a pre-tax gain on the Pirate Brands sale of $176.4 million. During fiscal 2017, we recorded a $1.6 million pre-tax loss on the sale of assets.

-  48  -

Operating Income. As a result of the foregoing, operating income increased $102.3 million, or 43.0%, to $340.2 million for fiscal 2018 from $237.9 million for fiscal 2017. Operating income expressed as a percentage of net sales increased to 20.0% in fiscal 2018 from 14.5% in fiscal 2017.

Net Interest Expense. Net interest expense increased $16.5 million, or 18.0%, to $108.3 million for fiscal 2018 from $91.8 million in fiscal 2017. The increase was primarily attributable to additional borrowings made in the third quarter of 2018 to fund the McCann’s acquisition, in the fourth quarter of 2017 to fund the Back to Nature acquisition, and in the second and fourth quarters of 2017 in connection with our senior notes offerings, partially offset by our prepayment in full of the tranche B term loans in the beginning of the fourth quarter of 2018 in connection with the closing of the Pirate Brands sale. See “—Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt. On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale. On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement. There are no longer any term loans outstanding under our credit facility.  As a result of these prepayments of the tranche B term loans and additional prepayments in the first two quarters of 2018, we recognized a loss on extinguishment of debt of $13.1 million in fiscal 2018, including $2.8 million in the first quarter of 2018, $0.5 million in the second quarter of 2018 and $9.8 million in the fourth quarter of 2018.  See “—Liquidity and Capital Resources—Debt” below.

Other Income. Other income for fiscal 2018 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.2 million and includes the impact of the newly adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit in the amount of $2.4 million. Other income for fiscal 2017 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.6 million and includes the impact of the newly adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit in the amount of $1.5 million.

Income Tax Expense (Benefit). Income tax expense (benefit) changed $119.2 million to a tax expense of $49.8 million in fiscal 2018 from a tax benefit of $(69.4) million for fiscal 2017. See “U.S. Tax Act” above for a discussion of the impact of the tax legislation on income tax expense (benefit).

Fiscal 2017 Compared to Fiscal 2016

Net Sales. Net sales increased $274.1 million, or 20.0%, to $1,646.4 million for fiscal 2017 from $1,372.3 million for fiscal 2016.  The net sales increase was due to an increase in unit volume,  of $287.5 million, partially offset by a decrease in net pricing of $13.4 million. The unit volume increase was primarily driven by an additional eleven plus months of net sales of the spices & seasonings business, acquired on November 21, 2016, an additional eleven months of net sales of Victoria, acquired on December 2, 2016, and three months of net sales of Back to Nature, acquired on October 2, 2017.

Base business net sales decreased $15.6 million, or 1.2%, to $1,324.8 million for fiscal 2017 compared to $1,340.4 million for fiscal 2016.  The decrease in base business net sales was primarily driven by a decrease in unit volume of $4.3 million, or 0.3% of base business net sales, and a decrease in net pricing of $10.7 million, or 0.8% of base business net sales.

Net sales of Green Giant frozen products, benefitting from the strong performance of new innovation products, increased $35.0 million, or 11.9%, and net sales of Pirate Brands, benefitting from new distribution gains, plus momentum from a strong back-to-school season and successful promotional events, increased $4.8 million, or 5.8%. Net sales of Green Giant shelf-stable products (including Le Sueur decreased $30.0 million, or 15.9%, primarily due to weak consumption trends and distribution losses with a key customer. Net sales of our maple syrup products decreased $7.1 million, or 7.0%, primarily due to our decision during the first quarter of 2017 to discontinue certain private label sales.  And net sales of Ortega decreased $2.9 million, or 2.1%, primarily due to heightened competitive activity. The overall decline in base business net sales in fiscal 2017 was concentrated in the first half of the year.  Base business net sales in the third and fourth quarters of fiscal 2017 increased compared to the third and fourth quarters of 2016.

The spices & seasonings business and Victoria, each acquired in the fourth quarter of 2016, generated fiscal 2017 net sales of $259.2 million and $42.1 million, respectively, compared to our initial forecasts at the time of acquisition of $220.0 million of net sales for the spices & seasonings business and $41.0 million of net sales for Victoria.

-  49  -

See Note 15, “Net Sales by Brand,” to our consolidated financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for fiscal 2017 and 2016 for each of our brands that equaled or exceeded approximately 3% of our fiscal 2018 net sales and for all other brands in the aggregate.

The following chart sets forth the most significant base business net sales increases and decreases by brand for fiscal 2017:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)(1)	Percentage
Brand:
Green Giant - frozen	$35.0	11.9%
Pirate Brands	4.8	5.8%
New York Style	2.6	8.0%
Underwood	1.6	7.9%
Grandma's	0.9	6.9%
Green Giant - shelf stable(2)	(30.0)	(15.9)%
Maple Grove Farms of Vermont	(4.5)	(6.3)%
Mama Mary's	(3.0)	(8.6)%
Ortega	(2.9)	(2.1)%
Bear Creek Country Kitchens	(2.7)	(5.2)%
Las Palmas	(2.3)	(6.1)%
Spring Tree	(1.9)	(10.4)%
TrueNorth	(1.7)	(13.9)%
Bloch & Guggenheimer	(1.5)	(5.8)%
B&M	(1.4)	(7.5)%
Emeril	(1.2)	(8.8)%
All other brands	(7.4)	(2.5)%
Base business net sales decrease	$(15.6)	(1.2)%

(1)

Fiscal 2017 and 2016 net sales have been adjusted as a result of our retrospective adoption of the new accounting standard relating to revenue recognition. See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part II, Item 8 of this report.

(2)	Includes net sales of the Le Sueur brand.

Gross Profit. Gross profit increased $11.6 million, or 2.7%, to $440.6 million for fiscal 2017 from $429.0 million for fiscal 2016.  Gross profit expressed as a percentage of net sales was 26.8% for fiscal 2017 compared to 31.3% for fiscal 2016.  Excluding the 2.3 percentage point impact due to product mix, gross profit as a percentage of net sales decreased 2.2 percentage points.  Approximately 1.5 percentage points of the decrease in gross profit percentage was due to an increase in warehousing and distribution costs and 0.7 percentage points of the decrease was due to a decrease in net pricing.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $26.4 million, or 16.8%, to $183.4 million for fiscal 2017 from $157.0 million for fiscal 2016. The increase was attributable to increased warehousing expenses of $12.8 million, acquisition-related and non-recurring expenses of $11.4 million and selling expenses of $7.4 million (which includes increases on brokerage expenses of $5.9 million and $0.9 million of salesperson compensation), slightly offset by decreases of $1.3 million of distribution restructuring expenses, consumer marketing expenses of $2.1 million and all other expenses of $1.8 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.3 percentage points to 11.1% for fiscal 2017 compared to 11.4% for fiscal 2016.

Amortization Expense. Amortization expense increased $3.8 million to $17.6 million for fiscal 2017 from $13.8 million for fiscal 2016 due to the Back to Nature acquisition completed in fiscal 2017 and the spices & seasonings and Victoria acquisitions completed in fiscal 2016.

-  50  -

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

Operating Income. As a result of the foregoing, operating income decreased $14.9 million, or 5.9%, to $237.9 million for fiscal 2017 from $252.8 million for fiscal 2016. Operating income expressed as a percentage of net sales decreased to 14.5% in fiscal 2017 from 18.4% in fiscal 2016.

Net Interest Expense. Net interest expense increased $17.3 million, or 23.3%, to $91.8 million for fiscal 2017 from $74.5 million in fiscal 2016.  The increase was primarily attributable to additional borrowings made in the fourth quarter of 2016 to fund the spices & seasonings acquisition and the Victoria acquisition and in the fourth quarter of 2017 to fund the Back to Nature acquisition, and our senior notes offerings in second quarter and fourth quarter of 2017. See “Liquidity and Capital Resources—Debt” below.

Loss on Extinguishment of Debt. Loss on extinguishment of debt for fiscal 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.2 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans. Loss on extinguishment of debt for fiscal 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. See “Liquidity and Capital Resources—Debt” below.

Other Income. Other income for fiscal 2017 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of  $1.6 million and includes the impact of the newly adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit in the amount of $1.5 million. Other income for fiscal 2016 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.4 million and includes the impact of the newly adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit in the amount of $1.2 million.

Income Tax Expense (Benefit). Income tax expense (benefit) changed $137.0 million to a tax benefit of $(69.4) million in fiscal 2017 from a tax expense of $67.6 million for fiscal 2016. See “U.S. Tax Act” above for a discussion of the impact of the recently enacted tax legislation on income tax expense (benefit). Without the impact of the U.S. Tax Act, our income tax expense for fiscal 2017 would have been approximately $57.1 million and our effective tax rate would have been 38.6%.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $171.7 million to $209.5 million for fiscal 2018 from $37.8 million for fiscal 2017.  The increase in net cash provided by operating activities primarily reflects favorable working capital, primarily driven by reduced inventory levels resulting from our 2018 inventory reduction plan and favorable changes in income tax receivables/payables, accrued expenses, other assets and accounts receivables as compared to fiscal 2017. This increase was partially offset by lower net income and non-cash items and unfavorable working capital changes in prepaid expenses, trade accounts payable and other liabilities.

Net cash provided by operating activities decreased $251.9 million to $37.8 million for fiscal 2017 from $289.7 million for fiscal 2016. The decrease in net cash provided by operating activities primarily reflects unfavorable working capital (comprised of changes in inventories, other current assets, accounts payable and accrued expenses) comparisons to the fiscal year 2016.  This decrease is primarily due to a significant increase in inventory net of businesses acquired in 2017 compared to a decrease in inventory net of businesses acquired in 2016, and the timing of payments received from post-acquisition transition services agreements.

-  51  -

Net Cash Provided by (Used in) Investing Activities. Net cash provided by (used in) investing activities increased $568.1 million to cash provided by investing activities of $347.6 million for fiscal 2018 compared to cash used in investing activities of $220.5 million for fiscal 2017.  The increase was due primarily to gross pre-tax proceeds received from the Pirate Brands sale in fiscal 2018 of $420.0 million, lower cash paid for business acquired and lower capital expenditures in fiscal 2018.

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

Net Cash Used in (Provided by) Financing Activities.  In fiscal 2018, we had net cash used in financing activities of $753.3 million as compared to net cash provided by financing activities of $359.3 million for fiscal 2017. Net cash used in financing activities in fiscal 2018 consist of $650.1 million for the prepayment of tranche B terms loans, $170.0 million for the repayment of revolving credit facility borrowing, $124.5 million of dividend payments, $26.9 million for the repurchase of common stock and $1.8 million of payments of tax withholdings on behalf of employees for net share settlement of share based compensation, partially offset by $220.0 million of revolving credit facility borrowings.

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

Cash Income Tax Payments. During fiscal 2018 we made cash tax payments of approximately $4.7 million. During fiscal 2017 we made cash tax payments of approximately $17.2 million even though we recorded a tax benefit for financial reporting purposes. See “U.S. Tax Act” above for a discussion of the impact and expected impact of the U.S. Tax Act on our cash income tax payments. Based on a number of factors, including amortization for tax purposes of our trademarks, goodwill and other intangible assets acquired in prior acquisitions, we realized a significant reduction in cash taxes in fiscal 2016 as compared to our tax expense for financial reporting purposes.  During the second quarter of fiscal 2016, we discontinued the Rickland Orchards brand, which resulted in a one-time cash taxes benefit of $17.3 million for fiscal 2016.  We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2019 through 2033. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments.

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

-  52  -

We financed the Green Giant acquisition, completed in November 2015, with additional indebtedness, and we repaid a portion of that additional indebtedness with the proceeds of a public offering of common stock we completed in March 2016.  We financed the spices & seasonings acquisition, completed in November 2016, with cash on hand, including the net proceeds of our August 2016 public offering of common stock, and additional revolving loans under our existing credit facility.  We financed the Victoria acquisition, completed in December 2016, with cash on hand and additional revolving loans under our existing credit facility. We financed the Back to Nature acquisition, completed in October 2017, with cash on hand and additional revolving loans under our existing credit facility. We financed the McCann’s acquisition, completed in October 2018, with cash on hand. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

Divestitures

We used the net proceeds from the Pirate Brands sale, completed in October 2018, along with additional borrowings under our revolving credit facility, to prepay the entire $500.1 million principal amount of tranche B term loans outstanding under our credit facility. See “Debt” below.

Debt

Senior Secured Credit Agreement.  In fiscal 2017, we refinanced our senior secured credit facility twice by amending and restating our senior secured credit agreement, first on March 30, 2017, and again on November 20, 2017.

The first refinancing, on March 30, 2017, reduced by 0.75% the spread over LIBOR or the applicable base rate on the then outstanding $640.1 million of tranche B term loans.

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

We made optional prepayments of our tranche B term loans of $125.0 million principal amount in the first quarter of 2018 and $25.0 million principal amount in the second quarter of 2018. On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale. On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement. As a result of the optional and mandatory prepayments of the tranche B term loans, we recognized a loss on extinguishment of debt of $9.8 million in the fourth quarter of 2018.

At December 29, 2018, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $647.8 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. At December 29, 2018, there was $50.0 million outstanding under our revolving credit facility. The revolving credit facility matures on November 21, 2022.

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

Interest under the tranche B term loan facility was determined based on alternative rates that we could choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. As of December 29, 2018, there were no tranche B term loans outstanding under our credit facility.

-  53  -

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

We used the net proceeds of the April 2017 offering to repay all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans, and to pay related fees and expenses.  We used the net proceeds of the November 2017 offering to repay all of the then outstanding borrowings and amounts due under our revolving credit facility and to pay related fees and expenses.  We have used a portion of, and intend to use the remaining portion of, the net proceeds of the April 2017 and November 2017 offerings for general corporate purposes, which have included and could include, among other things, repayment of other long term debt or possible acquisitions.

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

-  54  -

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for fiscal 2018 includes the write-off of deferred debt financing costs and unamortized discount of $11.1 million and $2.0 million, respectively, relating to the repayment of all outstanding borrowings under the tranche B term loans. Loss on extinguishment of debt for fiscal 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.3 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans. Loss on extinguishment of debt for fiscal 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans.

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

During the second quarter of 2018, we repurchased and retired 694,749 shares of common stock at an average price per share (excluding fees and commissions) of $26.65, or $18.5 million in the aggregate. During the fourth quarter of 2018, we repurchased and retired 295,377 shares of common stock at an average price per share (excluding fees and commissions) of $28.39, or $8.4 million in the aggregate. As of December 29, 2018, we had $23.1 million available for future repurchases of common stock under the stock repurchase program. We did not repurchase any shares of common stock during fiscal 2017 or fiscal 2016. See Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report for disclosure relating to shares of our company’s common stock purchased by our defined benefit pension plans.

Future Capital Needs

On December 29, 2018, our total long-term debt of $1,635.9 million, net of our cash and cash equivalents of $11.6 million, was $1,624.3 million.  Stockholders’ equity as of that date was $900.0 million.

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

We expect to make capital expenditures of approximately $45.0 million to $50.0 million in the aggregate during fiscal 2019.  Our projected capital expenditures for fiscal 2019 include, among other things, approximately $9.1 million in connection with the implementation of a new enterprise resource planning (ERP) system,  $5.4 million for new productivity projects,  $4.4 million for IT infrastructure including cyber security and  $3.8 million to fund infrastructure optimization projects.

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

-  55  -

Inflation

We experienced moderate net cost increases for raw materials during fiscal 2018 and anticipate higher raw materials cost increases for fiscal 2019. We are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through fiscal 2019. In addition, we expect higher distribution costs industry-wide for fiscal 2019. During fiscal 2017, we had a minimal cost increase for a majority of our most significant commodities (excluding, among others, maple syrup). During fiscal 2016 we had a minimal cost decrease.

We plan to continue managing inflation risk by entering into short term supply contracts and advance commodities purchase agreements from time to time, and, if necessary, by raising prices. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially and adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs. During the past three years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging and distribution costs.

Contingencies

See Note 13, “Commitments and Contingencies,” to our consolidated financial statements in Part II, Item 8 of this report.

Recent Accounting Pronouncements

See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part II, Item 8 of this report.

Off-balance Sheet Arrangements

As of December 29, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

-  56  -

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations, future purchase obligations and future pension obligations as set forth in the following table as of December 29, 2018.

	Payments Due by Period
		Fiscal	Fiscal 2020	Fiscal 2022	Fiscal 2024
Contractual Obligations:	Total	2019	and 2021	and 2023	and Thereafter
	(In thousands)
Long-term debt—principal	$1,650,000	$—	$700,000	$50,000	$900,000
Long-term debt—interest(1)	376,677	82,750	140,365	94,500	59,063
Operating leases	50,204	12,298	19,944	9,517	8,445
Purchase obligations(2)	113,399	64,615	12,196	12,196	24,392
Pension obligations(3)	—	—	—	—	—
Total	$2,190,280	$159,663	$872,505	$166,213	$991,900

(1)

Expected interest payments on long‑term debt are based on principal amounts outstanding, scheduled maturity dates and interest rates at December 29, 2018. See Note 7, “Long‑Term Debt,” to our consolidated financial statements in Part II, Item 8 for further information as to our long‑term debt interest obligations.

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

(3)

We currently do not expect to make any contributions to our defined benefit pension plans during fiscal 2019. We are unable to reliably estimate the timing of pension contributions and contribution amounts beyond fiscal 2019.

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

Changes in interest rates impact our fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows.  At December 29, 2018, we had $1,600.0 million of fixed rate debt and $50.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at December 29, 2018, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $0.5 million.

-  57  -

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 29, 2018 and December 30, 2017 are as follows (in thousands):

	December 29, 2018				December 30, 2017
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$50,000		$50,000	(1)	$—		$—
Tranche B term loans due 2022	—	(2)	—	(2)	647,831	(2)	652,689	(1)
4.625% senior notes due 2021	700,000		684,250	(3)	700,000		710,500	(3)
5.25% senior notes due 2025	$903,371	(4)	$837,877	(3)	$903,910	(4)	$919,729	(3)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying value of the tranche B term loans is net of discount. At December 30, 2017, the face amount of the tranche B term loans was $650.1 million. There are no tranche B term loans outstanding under our credit facility as of December 29, 2018. See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report.

(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying values of the 5.25% senior notes due 2025 include a premium. At December 29, 2018 the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2018,  2017 and 2016, our net sales to customers in foreign countries represented approximately 7.3%,  6.3% and 7.1%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates – Pension Plans” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

-  58  -

Item 8.  Financial Statements and Supplementary Data.

The consolidated balance sheets at December 29, 2018 and December 30, 2017 and the consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for fiscal 2018,  2017 and 2016 and related notes are set forth below.

-  59  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years ended December 29, 2018,  December 30, 2017 and December 31, 2016, and the related notes and the schedule of valuation and qualifying accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for the fiscal years ended December 29, 2018,  December 30, 2017 and December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

Short Hills, New Jersey
February 26, 2019

-  60  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited B&G Foods, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years ended December 29, 2018,  December 30, 2017 and December 31, 2016, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

-  61  -

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Short Hills, New Jersey
February 26, 2019

-  62  -

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 29,	December 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$11,648	$206,506
Trade accounts receivable, less allowance for doubtful accounts and discounts of $1,851 and $1,824 as of December 29, 2018 and December 30, 2017, respectively	151,707	141,392
Inventories	401,355	501,849
Prepaid expenses and other current assets	19,988	20,054
Income tax receivable	1,398	16,794
Total current assets	586,096	886,595

Property, plant and equipment, net of accumulated depreciation of $230,200 and $200,664 as of December 29, 2018 and December 30, 2017, respectively	282,553	272,192
Goodwill	584,435	649,292
Other intangibles, net	1,595,569	1,748,220
Other assets	1,206	1,617
Deferred income taxes	4,940	3,122
Total assets	$3,054,799	$3,561,038

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$140,000	$122,358
Accrued expenses	55,660	48,067
Income tax payable	31,624	139
Dividends payable	31,178	30,922
Total current liabilities	258,462	201,486

Long-term debt	1,635,881	2,217,574
Other liabilities	24,505	24,881
Deferred income taxes	235,902	236,278
Total liabilities	2,154,750	2,680,219
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 65,638,701 and 66,499,044 shares issued and outstanding as of December 29, 2018 and December 30, 2017	656	665
Additional paid-in capital	116,339	266,789
Accumulated other comprehensive loss	(23,502)	(20,756)
Retained earnings	806,556	634,121
Total stockholders’ equity	900,049	880,819
Total liabilities and stockholders’ equity	$3,054,799	$3,561,038

See accompanying Notes to Consolidated Financial Statements.

-  63  -

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Net sales	$1,700,764	$1,646,387	$1,372,307
Cost of goods sold	1,351,264	1,205,809	943,295
Gross profit	349,500	440,578	429,012

Operating expenses:
Selling, general and administrative expenses	167,389	183,448	157,028
Amortization expense	18,343	17,611	13,803
(Gain) loss on sale of assets	(176,386)	1,608	—
Impairment of intangible assets	—	—	5,405
Operating income	340,154	237,911	252,776

Other income and expenses:
Interest expense, net	108,334	91,784	74,456
Loss on extinguishment of debt	13,135	1,163	2,836
Other income	(3,592)	(3,098)	(1,582)
Income before income tax expense (benefit)	222,277	148,062	177,066
Income tax expense (benefit)	49,842	(69,401)	67,641
Net income	$172,435	$217,463	$109,425

Weighted average shares outstanding:
Basic	66,145	66,487	63,203
Diluted	66,255	66,706	63,420

Earnings per share:
Basic	$2.61	$3.27	$1.73
Diluted	$2.60	$3.26	$1.73

Cash dividends declared per share	$1.89	$1.86	$1.73

See accompanying Notes to Consolidated Financial Statements.

-  64  -

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Net income	$172,435	$217,463	$109,425

Other comprehensive income:
Foreign currency translation adjustments	(3,507)	4,393	(8,180)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	761	(5,785)	1,512
Other comprehensive income	(2,746)	(1,392)	(6,668)
Comprehensive income	$169,689	$216,071	$102,757

See accompanying Notes to Consolidated Financial Statements.

-  65  -

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at January 2, 2016	57,976,744	$580	$162,568	$(12,696)	$307,233	$457,685
Foreign currency translation	—	—	—	(8,180)	—	(8,180)
Change in pension benefit (net of $917 of income taxes)	—	—	—	1,512	—	1,512
Net income	—	—	—	—	109,425	109,425
Share-based compensation	—	—	5,798	—	—	5,798
Issuance of common stock for share-based compensation	79,570	—	(1,410)	—	—	(1,410)
Issuance of common stock	8,350,000	84	331,795	—	—	331,879
Tax benefit from issuance of common stock for share-based compensation	—	—	343	—	—	343
Dividends declared on common stock, $1.73 per share	—	—	(111,395)	—	—	(111,395)
Balance at December 31, 2016	66,406,314	$664	$387,699	$(19,364)	$416,658	$785,657
Foreign currency translation	—	—	—	4,393	—	4,393
Change in pension benefit (net of $3,777 of income taxes)	—	—	—	(5,785)	—	(5,785)
Net income	—	—	—	—	217,463	217,463
Share-based compensation	—	—	4,615	—	—	4,615
Issuance of common stock for share-based compensation	92,730	1	(1,851)	—	—	(1,850)
Dividends declared on common stock, $1.86 per share	—	—	(123,674)	—	—	(123,674)
Balance at December 30, 2017	66,499,044	$665	$266,789	$(20,756)	$634,121	$880,819
Foreign currency translation	—	—	—	(3,507)	—	(3,507)
Change in pension benefit (net of $254 of income taxes)	—	—	—	761	—	761
Net income	—	—	—	—	172,435	172,435
Share-based compensation	—	—	3,025	—	—	3,025
Issuance of common stock for share-based compensation	127,996	1	(1,845)	—	—	(1,844)
Stock options exercised	1,787	—	60	—	—	60
Repurchase of common stock	(990,126)	(10)	(26,910)	—	—	(26,920)
Dividends declared on common stock, $1.89 per share	—	—	(124,780)	—	—	(124,780)
Balance at December 29, 2018	65,638,701	$656	$116,339	$(23,502)	$806,556	$900,049

See accompanying Notes to Consolidated Financial Statements.

-  66  -

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$172,435	$217,463	$109,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,639	49,172	37,266
Amortization of deferred debt financing costs and bond discount/premium	5,282	5,812	5,426
Deferred income taxes	(1,494)	(80,525)	56,190
Impairment of intangible assets	—	—	5,405
(Gain) loss on sale of assets	(176,386)	1,608	—
Write-off of property, plant, and equipment	931	208	337
Loss on disposal of inventory	—	3,287	791
Loss on extinguishment of debt	13,135	1,163	2,836
Share-based compensation expense	3,025	4,615	5,798
Excess tax benefits from share-based compensation	—	—	(343)
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(12,933)	(18,034)	(45,763)
Inventories	88,037	(139,512)	2,396
Prepaid expenses and other current assets	(302)	6,596	41,929
Income tax receivable/payable	45,973	(9,829)	(3,658)
Other assets	307	(6,542)	(747)
Trade accounts payable	14,773	16,623	47,250
Accrued expenses	1,449	(17,344)	23,832
Other liabilities	1,585	3,038	1,291
Net cash provided by operating activities	209,456	37,799	289,661

Cash flows from investing activities:
Capital expenditures	(41,627)	(59,802)	(42,418)
Proceeds from sale of assets	420,002	2,229	—
Payments for acquisition of businesses, net of cash acquired	(30,787)	(162,965)	(438,787)
Net cash provided by (used in) investing activities	347,588	(220,538)	(481,205)

Cash flows from financing activities:
Repayments of long-term debt	(650,110)	(233,640)	(150,000)
Proceeds from issuance of long-term debt	—	914,000	—
Repayments of borrowings under revolving credit facility	(170,000)	(571,000)	(99,000)
Borrowings under revolving credit facility	220,000	395,000	235,000
Proceeds from issuance of common stock, net	60	112	331,879
Dividends paid	(124,524)	(123,631)	(100,807)
Excess tax benefits from share-based compensation	—	—	343
Payments for repurchase of common stock, net	(26,920)	—	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,833)	(1,962)	(1,410)
Debt financing costs	—	(19,543)	—
Net cash (used in) provided by financing activities	(753,327)	359,336	216,005

Effect of exchange rate fluctuations on cash and cash equivalents	1,425	1,076	(874)
Net (decrease) increase in cash and cash equivalents	(194,858)	177,673	23,587

Cash and cash equivalents at beginning of year	206,506	28,833	5,246
Cash and cash equivalents at end of year	$11,648	$206,506	$28,833

Supplemental disclosures of cash flow information:
Cash interest payments	$102,114	$75,784	$69,755
Cash income tax payments	$4,669	$17,231	$15,406
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$31,178	$30,922	$30,879
Accruals related to purchases of property, plant and equipment	$5,520	$330	$—

See accompanying Notes to Consolidated Financial Statements.

-  67  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2018, December 30, 2017 and December 31, 2016

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

Fiscal Year

We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31.  The fiscal years ended December 29, 2018 (fiscal 2018)  December 30, 2017 (fiscal 2017) and December 31, 2016 (fiscal 2016) contained 52 weeks each.

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 54.4%,  54.6% and 56.0% of consolidated net sales in fiscal 2018,  2017 and 2016, respectively. Our top ten customers accounted for approximately 54.8%,  49.4% and 53.4% of our consolidated trade accounts receivables as of the end of fiscal 2018,  2017 and 2016, respectively. Other than Walmart, which accounted for 23.1%,  24.1% and 24.1% of our consolidated net sales in fiscal 2018,  2017 and 2016, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2018,  2017 or 2016. Other than Walmart, which accounted for 24.9%,  21.5% and 21.2% of our consolidated trade accounts receivables as of the end of fiscal 2018,  2017 and 2016, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2018,  2017 and 2016. As of December 29, 2018, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During fiscal 2018,  2017 and 2016, our sales to foreign countries represented approximately 7.3%,  6.3% and 7.1%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

-  68  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(2)Summary of Significant Accounting Policies

(a)Basis of Presentation

The consolidated financial statements include the accounts of B&G Foods, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation. See (r) “Newly Adopted Accounting Standards,” below, for further details.

(b)Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve revenue recognition as it relates to trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment and deferred tax assets; the determination of the useful life of customer relationship and amortizable trademark intangibles; and the fair value of contingent consideration. Actual results could differ significantly from these estimates and assumptions.

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

(f)Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2018, 2017 and 2016, we capitalized $1.1 million, $1.0 million and $0.5 million, respectively.

-  69  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

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

Calculating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2018, 2017 and 2016 with no adjustments to the carrying values of goodwill and unamortizable intangibles. Each annual test confirmed that the market capitalization and fair values of our goodwill and unamortizable intangibles, respectively, exceeded their current carrying values.

Customer relationship intangibles and amortizable trademarks are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 10 to 20 years.

Seed technology assets are presented at cost, net of accumulated amortization, and are amortized utilizing a declining balance approach over their estimated useful lives of 5 years. During fiscal 2017, we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment, which we acquired as part of the Green Giant acquisition, resulting in a $1.6 million pre-tax loss on sale of assets.

(h)Deferred Debt Financing Costs

Debt financing costs are capitalized and amortized over the term of the related debt agreements and are included as a reduction of long-term debt. Amortization of deferred debt financing costs for fiscal 2018, 2017 and 2016 was $5.3 million, $5.4 million and $4.9 million, respectively.

(i)Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and intangibles with estimated useful lives, are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(2)Summary of Significant Accounting Policies (Continued)

(k)Revenue Recognition

Revenues are recognized when our performance obligation is satisfied. Our primary performance obligation is satisfied when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor’s products and, therefore, is characterized as a reduction of sales when recognized in the vendor’s income statement. As a result, coupon incentives, slotting and promotional expenses are recorded as a reduction of sales. Additionally, as a result of the newly adopted revenue recognition standard, certain payments to customers related to in-store display incentives, or marketing development funds, are also recorded as a reduction of sales. See (r) “Newly Adopted Accounting Standards,” below, for further details regarding the newly adopted revenue recognition standard.

(l)Selling, General and Administrative Expenses

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We expense our advertising costs either in the period the advertising first takes place or as incurred. Advertising expenses were approximately $15.9 million, $22.7 million and $26.0 million, for fiscal 2018, 2017 and 2016, respectively.

(m)Pension Plans

We have defined benefit pension plans covering approximately 43% of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. From time to time, however, we voluntarily contribute greater amounts based on pension asset performance, tax considerations and other relevant factors.

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

December 29, 2018, December 30, 2017 and December 31, 2016

(2)Summary of Significant Accounting Policies (Continued)

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and have a 10-year term. Employee stock options cliff vest three years after the date of grant and non-employee director stock options vest one year after the date of grant.

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

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. See Note 10, “Income Taxes,” for a discussion of the Tax Cuts and Jobs Act enacted in December 2017, which we refer to in this report as the “U.S. Tax Act.” We assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted. We recognize the benefit of an uncertain tax position that we have taken or expect to take on our income tax returns we file if it is “more likely than not” that such tax position will be sustained based on its technical merits.

(p)Dividends

Cash dividends, if any, are accrued as a liability on our consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

-  72  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

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

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
	(in thousands, except share and per share data)
Net income	$172,435	$217,463	$109,425

Weighted average common shares outstanding:
Basic	66,144,703	66,487,403	63,202,900
Net effect of potentially dilutive share-based compensation awards(1)	109,851	219,060	216,892
Diluted	66,254,554	66,706,463	63,419,792
Earnings per share:
Basic	$2.61	$3.27	$1.73
Diluted	$2.60	$3.26	$1.73

(1)	For fiscal 2018, 2017 and 2016, outstanding stock options of 1,091,478, 348,894 and 22,692, respectively, were excluded from diluted earnings per share as their effect was antidilutive.

(r)Newly Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) that improves the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The new guidance revises how employers that sponsor defined benefit pension and other post-retirement plans present the net periodic benefit cost in their income statement and requires that the service cost component of net periodic benefit cost be presented in the same income statement line items as other employee compensation costs from services rendered during the period and present the other components of net periodic pension cost below operating profit. The update was effective beginning with the first quarter of fiscal 2018. We adopted this standard retrospectively as of the first quarter of fiscal 2018. The adoption of this ASU did not have any impact on our consolidated financial position, results of operations or liquidity, but did require a reclassification among selling, general and administrative expenses and other income on our consolidated statements of operations.

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

December 29, 2018, December 30, 2017 and December 31, 2016

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

The below tables set forth the adjustments to net sales, gross profit, selling, general and administrative expenses, operating income and other income during fiscal 2017 and 2016 as a result of the newly adopted revenue recognition standard and newly adopted presentation of net periodic pension cost and net periodic post-retirement benefit cost (in thousands, except per share data).

	Fiscal 2017
	As Reported	Impact of Revenue Adoption	Impact of Pension Adoption	Reclassification of Loss on Sale of Assets	As Adjusted
Net sales	$1,668,056	$(21,669)	$—	$—	$1,646,387
Cost of goods sold	1,205,809	—	—	—	1,205,809
Gross profit	462,247	(21,669)	—	—	440,578
Selling, general and administrative expenses	205,234	(21,669)	1,491	(1,608)	183,448
Loss on sale of assets	—	—	—	1,608	1,608
Operating income	239,402	—	(1,491)	—	237,911
Other income	(1,607)	—	(1,491)	—	(3,098)
Net income	$217,463	$—	$—	$—	$217,463

Earnings per share:
Basic	$3.27	$—	$—	$—	$3.27
Diluted	$3.26	$—	$—	$—	$3.26

-  74  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(2)Summary of Significant Accounting Policies (Continued)

	Fiscal 2016
	As Reported	Impact of Revenue Adoption	Impact of Pension Adoption	As Adjusted
Net sales	$1,391,257	$(18,950)	$—	$1,372,307
Cost of goods sold	943,295	—	—	943,295
Gross profit	447,962	(18,950)	—	429,012
Selling, general and administrative expenses	174,759	(18,950)	1,219	157,028
Operating income	253,995	—	(1,219)	252,776
Other income	(363)	—	(1,219)	(1,582)
Net income	$109,425	$—	$—	$109,425

Basic and diluted earnings per share	$1.73	$—	$—	$1.73

In January 2017, the FASB issued a new ASU that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business may affect many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The ASU is applied on a prospective basis and was effective for fiscal years beginning after December 15, 2017. We adopted this standard as of the first quarter of fiscal 2018, and there was no material impact to our consolidated financial statements. We applied this ASU while evaluating whether McCann’s, acquired on July 16, 2018, and Pirate Brands, sold on October 17, 2018, met the definition of a business. See Note 3, “Acquisitions and Divestitures.”

In August 2016, the FASB issued a new ASU to provide guidance on eight specific cash flow classification issues and reduce diversity in practice in how some cash receipts and cash payments are presented and classified on the statement of cash flows. The ASU was effective for fiscal years beginning after December 15, 2017. We adopted this standard as of the first quarter of fiscal 2018, and there was no material impact to our consolidated financial statements.

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

In November 2015, the FASB issued a new ASU that requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The ASU was effective beginning with the first quarter of fiscal 2017. We adopted the provisions of this ASU at the beginning of fiscal 2017 and applied the required changes in accounting principle on a retrospective basis. The update impacted presentation and disclosure only, and therefore, the adoption of this ASU did not have any impact on our results of operations or liquidity.

-  75  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

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

(s)Recently Issued Accounting Standards

In August 2018, the FASB issued a new ASU which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. The update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. We currently do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

In August 2018, the FASB issued a new ASU that aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies by changing disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The update is effective for fiscal years beginning after December 15, 2020. We expect to update our defined benefit pension plan disclosures when the new standard becomes effective. We do not expect the adoption of this ASU to have an impact to our consolidated financial statements as this ASU only modifies disclosure requirements.

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

The effective date for the new standard is December 30, 2018, with early adoption permitted. We elected a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We will adopt the new standard prospectively when it becomes effective in the first quarter of 2019.

-  76  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(2)Summary of Significant Accounting Policies (Continued)

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

We do not expect that this standard will have a material effect on our financial statements. Upon adoption, the most significant effects are expected to relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases, which is expected to be approximately $40.0 million at the beginning of fiscal 2019; and (2) providing significant new disclosures about our leasing activities.

The new standard also provides practical expedients for an entity’s initial and ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

(3)Acquisitions and Divestitures

Acquisitions

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

We have accounted for each of these acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective date of acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Unamortizable trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationship intangibles and amortizable trademarks acquired are amortized over 10 to 20 years. Goodwill and other intangible assets, except in the case of the Victoria and Back to Nature acquisitions, are deductible for income tax purposes. Inventory has been recorded at estimated selling price less costs of disposal and a reasonable selling profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangibles) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist. See Note 6, “Goodwill and Other Intangible Assets.”

-  77  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(3)Acquisitions and Divestitures (Continued)

The following table sets forth the preliminary allocation of the McCann’s acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. During the fourth quarter of 2018, we recorded a purchase price adjustment to increase accrued expenses and goodwill by $0.2 million. We anticipate completing the purchase price allocation during the third quarter of fiscal 2019.

McCann’s Acquisition (in thousands):

Purchase Price:
Cash paid	$30,787
Total	$30,787

Preliminary Allocation:
Property, plant and equipment	$12
Inventory	973
Trademarks—unamortizable intangible assets	24,800
Customer relationship intangibles—amortizable intangible assets	2,000
Accrued expenses	(292)
Goodwill	3,294
Total	$30,787

The following table sets forth the allocation of the Back to Nature acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. During fiscal 2018, we recorded a purchase price adjustment to increase unamortizable trademarks by $0.1 million, goodwill by $2.8 million and other working capital by $2.1 million, and decrease inventory by $1.7 million and long-term deferred income tax liabilities, net, by $0.9 million.

Back to Nature Acquisition (in thousands):

Purchase Price:
Cash paid	$162,848
Total	$162,848

Allocation:
Trademarks—unamortizable intangible assets	$109,900
Trademarks—amortizable intangible assets	12,800
Goodwill	36,334
Customer relationship intangibles—amortizable intangible assets	14,700
Inventory	5,088
Long-term deferred income tax liabilities, net	(9,892)
Other working capital	(6,082)
Total	$162,848

-  78  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(3)Acquisitions and Divestitures (Continued)

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

Spices & Seasonings Acquisition (in thousands):

Purchase Price:
Cash paid	$366,932
Total	$366,932

Allocation:
Goodwill	120,545
Customer relationship intangibles—amortizable intangible assets	89,250
Trademarks—unamortizable intangible assets	65,200
Property, plant and equipment	62,193
Inventory	49,571
Other liabilities(1)	(17,939)
Other working capital	(1,888)
Total	$366,932

(1)

In connection with the spices & seasonings acquisition, we agreed to establish a defined benefit plan for certain employees transferred to B&G Foods and certain former employees of the acquired spices & seasonings business. We also agreed to assume certain liabilities relating to the underfunded status of the former plan that such employees participated in prior to the acquisition. At each of December 29, 2018 and December 30, 2017, we recognized $17.9 million in “other liabilities” in the accompanying consolidated balance sheets to reflect our obligations with respect to the underfunded status of the defined benefit plan assets and liabilities transferred to us.

-  79  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(3)Acquisitions and Divestitures (Continued)

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations presents our operations as if the spices & seasonings acquisition had occurred as of the beginning of fiscal 2016. In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings, the amortization of trademark, customer relationship and seed technology intangibles, and the issuance of shares of common stock. On an actual basis, the spices & seasonings business contributed $256.0 million, $259.2 million and $28.2 million of our consolidated net sales for fiscal 2018, 2017 and 2016, respectively. (In thousands, except per share data):

Fiscal 2016
Net sales(1) (2)	$1,587,212
Net income(1)	$129,712
Basic earnings per share(1)	$2.01
Diluted earnings per share(1)	$2.00

(1)

The pro forma information presented above does not purport to be indicative of the results that actually would have been attained had the spices & seasonings acquisition occurred as of the beginning of fiscal 2016, and is not intended to be a projection of future results.

(2)

Net sales has been adjusted as a result of our retrospective adoption of the new accounting standard relating to revenue recognition. See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards” above. The adjustments described above had no impact on net income or earnings per share.

None of the McCann’s, Back to Nature and Victoria acquisitions were material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

Divestitures

On October 17, 2018, we completed the sale of Pirate Brands to The Hershey Company for a purchase price of $420.0 million in cash. Pirate Brands includes the Pirate’s Booty,  Smart Puffs and Original Tings brands.  We refer to this divestiture as the “Pirate Brands sale.” Net deferred tax liabilities associated with the Pirate Brands sale were $107.3 million. We recognized a pre-tax gain on the Pirate Brands sale of $176.4 million, as calculated below (in thousands):

Cash received	$420,002
Assets sold:
Inventory	(6,688)
Property, plant and equipment	(404)
Customer relationships—amortizable intangible assets	(8,408)
Trademarks—unamortizable intangible assets	(152,800)
Goodwill	(70,952)
Other	(77)
Total assets sold	(239,328)
Expenses	(4,288)
Gain on sale of assets	$176,386

In December 2018, the compensation committee of our board of directors approved a special bonus pool of $6.0 million to be paid in fiscal 2019 to our executive officers and certain members of senior management to recognize their significant contributions to the successful operation of Pirate Brands during our company’s five years of ownership of Pirate Brands and to the successful completion of the Pirate Brands sale at a sale price more than double what our company paid for Pirate Brands in 2013.

-  80  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(4)Inventories

Inventories consist of the following, as of the dates indicated (in thousands):

	December 29, 2018	December 30, 2017
Raw materials and packaging	$61,905	$70,315
Work-in-process	95,282	140,425
Finished goods	244,168	291,109
Inventories	$401,355	$501,849

(5)Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following as of the dates indicated (in thousands):

	December 29, 2018	December 30, 2017
Land	$11,718	$11,671
Buildings and improvements	125,768	118,534
Machinery and equipment	311,457	285,813
Office furniture and vehicles	45,230	40,341
Construction-in-progress	18,580	16,497
	512,753	472,856
Less: accumulated depreciation	(230,200)	(200,664)
Property, plant and equipment, net	$282,553	$272,192

Depreciation expense was $35.3 million, $31.6 million and $23.5 million for fiscal 2018,  2017 and 2016, respectively.

(6)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	December 29, 2018			December 30, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Trademarks	$19,600	$3,369	$16,231	$19,600	$2,276	$17,324
Customer relationships	335,590	111,952	223,638	344,990	97,695	247,295
Total amortizable intangible assets	$355,190	$115,321	$239,869	$364,590	$99,971	$264,619

Unamortizable Intangible Assets
Goodwill(1)	$584,435			$649,292
Trademarks(1)	$1,355,700			$1,483,601

(1)	The decreases in the carrying amounts of unamortizable intangible assets during fiscal 2018 are attributable to the Pirate Brands sale.

During fiscal 2018,  2017 and 2016, we amortized $18.3 million, $17.6 million and $13.8 million, respectively, of the amortizable intangible assets. We expect to recognize $18.0 million of amortization expense in each of the fiscal years 2019,  2020,  2021 and 2022, respectively, and $17.8 million in fiscal 2023. See Note 3, “Acquisitions and Divestitures.”

-  81  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(6)Goodwill and Other Intangible Assets (Continued)

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

(7)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	December 29, 2018	December 30, 2017
Revolving credit loans:
Outstanding principal	$50,000	$—
Unamortized deferred financing costs	(2,996)	(3,778)
Revolving credit loans, net	47,004	(3,778)

Tranche B term loans due 2022:
Outstanding principal	—	650,110
Unamortized deferred financing costs	—	(12,648)
Unamortized discount	—	(2,279)
Tranche B term loans due 2022, net	—	635,183

4.625% senior notes due 2021:
Outstanding principal	700,000	700,000
Unamortized deferred financing costs	(3,687)	(5,206)
4.625% senior notes due 2021, net	696,313	694,794

5.25% senior notes due 2025:
Outstanding principal	900,000	900,000
Unamortized deferred financing costs	(10,807)	(12,535)
Unamortized premium	3,371	3,910
5.25% senior notes due 2025, net	892,564	891,375

Total long-term debt, net of unamortized financing costs and discount/premium	$1,635,881	$2,217,574

Senior Secured Credit Agreement.  In fiscal 2017, we refinanced our senior secured credit facility twice by amending and restating our senior secured credit agreement, first on March 30, 2017, and again on November 20, 2017.

The first refinancing, on March 30, 2017, reduced by 0.75% the spread over LIBOR or the applicable base rate on the then outstanding $640.1 million of tranche B term loans.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(7)Long-Term Debt (Continued)

We made optional prepayments of our tranche B term loans of $150.0 million principal amount in fiscal 2018. On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale. On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement. As a result of the optional and mandatory prepayments of the tranche B term loans, we recognized a loss on extinguishment of debt of $13.1 million in fiscal 2018.

At December 29, 2018, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $647.8 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.  At December 29, 2018, there was $50.0 million outstanding under our revolving credit facility.

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

Interest under the tranche B term loan facility was determined based on alternative rates that we could choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. As of December 29, 2018, there were no tranche B term loans outstanding under our credit facility.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) may not exceed 7.00 to 1.00.  We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters.  As of December 29, 2018, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

December 29, 2018, December 30, 2017 and December 31, 2016

(7)Long-Term Debt (Continued)

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

The indenture governing the 4.625% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of December 29, 2018, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

We used the net proceeds of the April 2017 offering to repay all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans, and to pay related fees and expenses.  We used the net proceeds of the November 2017 offering to repay all of the then outstanding borrowings and amounts due under our revolving credit facility and to pay related fees and expenses.  We have used a portion of, and intend to use the remaining portion of, the net proceeds of the April 2017 and November 2017 offerings for general corporate purposes, which have included and could include, among other things, repayment of other long term debt or possible acquisitions.

-  84  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(7)Long-Term Debt (Continued)

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

The indenture governing the 5.25% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates.  Each of the covenants is subject to a number of important exceptions and qualifications.  As of December 29, 2018, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes.

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

Loss on Extinguishment of Debt.  Loss on extinguishment of debt for fiscal 2018 includes the write-off of deferred debt financing costs and unamortized discount of $11.1 million and $2.0 million, respectively, relating to the repayment of all outstanding borrowings under the tranche B term loans. Loss on extinguishment of debt for fiscal 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.3 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans. Loss on extinguishment of debt for fiscal 2016 includes the write-off of deferred debt financing costs and unamortized discount of $2.2 million and $0.6 million, respectively, relating to the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans.

-  85  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(7)Long-Term Debt (Continued)

Contractual Maturities.  As of December 29, 2018, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Fiscal Year:
2019	$—
2020	—
2021	700,000
2022	50,000
2023	—
Thereafter	900,000
Total	$1,650,000

Accrued Interest.  At December 29, 2018 and December 30, 2017, accrued interest of $15.6 million and $14.6 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

(8)Fair Value Measurements

The authoritative accounting literature relating to fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The accounting literature outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and the accounting literature details the disclosures that are required for items measured at fair value.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(8)Fair Value Measurements (Continued)

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of December 29, 2018 and December 30, 2017 are as follows (in thousands):

	December 29, 2018				December 30, 2017
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$50,000		$50,000	(1)	$—		$—
Tranche B term loans due 2022	—	(2)	—	(2)	647,831	(2)	652,689	(1)
4.625% senior notes due 2021	700,000		684,250	(3)	700,000		710,500	(3)
5.25% senior notes due 2025	$903,371	(4)	$837,877	(3)	$903,910	(4)	$919,729	(3)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)

The carrying value of the tranche B term loans is net of discount. At December 30, 2017, the face amount of the tranche B term loans was $650.1 million. There are no tranche B term loans outstanding under our credit facility as of December 29, 2018. See Note 7, “Long-Term Debt.”

(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying values of the 5.25% senior notes due 2025 include a premium. At December 29, 2018 the face amount of the 5.25% senior note due 2025 was $900.0 million.

There was no Level 3 activity during fiscal 2018, 2017 or 2016.

(9)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for fiscal 2018,  2017 and 2016 are as follows (in thousands):

	Amount Reclassified
	From AOCL			Affected Line Item in the
	December 29,	December 30,	December 31,	Statement Where Net Income
Details about AOCL Components	2018	2017	2016	(loss) is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$2	$35	$44	See (1) below
Amortization of unrecognized loss	696	517	454	See (1) below
Accumulated other comprehensive loss before tax	698	552	498	Total before tax
Tax expense	(174)	(218)	(188)	Income tax expense
Total reclassification	$524	$334	$310	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 12, “Pension Benefits,” for additional information.

-  87  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(9)Accumulated Other Comprehensive Loss (Continued)

Changes in AOCL for fiscal 2018,  2017 and 2016 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 2, 2016	$(8,712)	$(3,984)	$(12,696)
Other comprehensive income (loss) before reclassifications	1,202	(8,180)	(6,978)
Amounts reclassified from AOCL	310	—	310
Net current period other comprehensive income (loss)	1,512	(8,180)	(6,668)
Balance at December 31, 2016	(7,200)	(12,164)	(19,364)
Other comprehensive (loss) income before reclassifications	(6,119)	4,393	(1,726)
Amounts reclassified from AOCL	334	—	334
Net current period other comprehensive (loss) income	(5,785)	4,393	(1,392)
Balance at December 30, 2017	(12,985)	(7,771)	(20,756)
Other comprehensive income (loss) before reclassifications	237	(3,507)	(3,270)
Amounts reclassified from AOCL	524	—	524
Net current period other comprehensive income (loss)	761	(3,507)	(2,746)
Balance at December 29, 2018	$(12,224)	$(11,278)	$(23,502)

(10)Income Taxes

The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
U.S.	$217,044	$136,015	$150,266
Foreign	5,233	12,047	26,800
Total	$222,277	$148,062	$177,066

Income tax expense (benefit) consists of the following (in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Current:
Federal	$41,583	$3,977	$1,993
State	7,775	2,584	1,348
Foreign	1,978	4,563	8,110
Subtotal	51,336	11,124	11,451
Deferred:
Federal	3,508	(88,716)	50,587
State	(3,190)	10,401	6,229
Foreign	(1,812)	(2,210)	(626)
Subtotal	(1,494)	(80,525)	56,190
Income tax expense (benefit)	$49,842	$(69,401)	$67,641

-  88  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(10)Income Taxes (Continued)

Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 21% for fiscal year 2018 and 35% for fiscal years 2017 and 2016 to income before income tax expense) as a result of the following:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Expected tax expense	21.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit	2.9	4.4	2.9
Impact on deferred taxes from changes in state tax rates	(1.6)	3.9	1.0
Foreign income taxes	0.8	2.3	2.8
Impact on deferred taxes from U.S. Tax Act	0.3	(90.0)	—
Permanent differences	0.1	(0.4)	(0.1)
Foreign tax credit	(0.1)	(1.6)	(3.1)
Other	(1.0)	(0.5)	(0.3)
Total	22.4%	(46.9)%	38.2%

In the fourth quarter of 2017, as a result of the U.S. Tax Act, we remeasured our U.S. deferred tax assets and liabilities at the lower U.S. corporate income tax rate, which resulted in a discrete tax benefit of approximately $133.3 million. In fiscal 2018,  2017 and 2016, changes in state apportionments or state tax laws impacted our blended state rate, resulting in a state tax benefit in fiscal 2018 of $3.5 million and state tax expense in fiscal 2017 and 2016 of $5.8 million and $1.8 million, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 29,	December 30,
	2018	2017
Deferred tax assets:
Accounts receivable, principally due to allowance	$24	$37
Inventories, principally due to additional costs capitalized for tax purposes	2,090	2,695
Accruals and other liabilities	8,512	6,806
Net operating loss and tax credit carry forwards	4,663	4,462
Subtotal	15,289	14,000
Valuation allowance	(961)	—
Total	14,328	14,000
Deferred tax liabilities:
Plant and equipment	(18,592)	(16,224)
Goodwill and other intangible assets	(217,811)	(222,851)
Prepaid expenses and other	(8,887)	(8,081)
Total	(245,290)	(247,156)
Net deferred tax liabilities	$(230,962)	$(233,156)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, a valuation allowance of $1.0 million was recorded during fiscal 2018 to record only the portion of the deferred tax asset that management believes it is more likely than not that we will realize the benefits of these deductible differences. There was no valuation allowance recorded during fiscal 2017 or 2016. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

-  89  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(10)Income Taxes (Continued)

At December 29, 2018 and December 30, 2017, we had $0.6 million and $0.0 million, respectively, of reserves for uncertain tax positions which represents an increase of $0.6 million in fiscal 2018 for tax positions taken during 2018. Our policy is to classify interest and penalties that result from any income tax uncertainties as income tax expense.

At December 29, 2018 we had intangibles of $1,048.7 million for tax purposes, which are amortizable through 2033.

We operate in multiple taxing jurisdictions within the United States, Canada and Mexico and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. Examinations are ongoing in a number of jurisdictions within the United States. In August 2016, our company received notice that the IRS intended to conduct an audit of our 2014 tax year. During the third and fourth quarter of 2016, we provided documents and information to the IRS in response to its questions. During 2017 we closed this audit with no changes. We remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire.  As of December 29, 2018, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2015 and forward
United States—States	2014 and forward
Canada	2014 and forward
Mexico	2015 and forward

U.S. Tax Act.  On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which we refer to as the “U.S. Tax Act.” The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate reduced our net U.S. deferred income tax liability by approximately $133.3 million and has been reflected as a reduction in our income tax benefit in our results for the fourth quarter ended December 30, 2017. This tax benefit was partially offset by an increase in our blended state rate of approximately $5.8 million and a repatriation expense of $0.9 million. The U.S. Tax Act also limits the deduction for net interest expense incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. We were not impacted by this limitation in fiscal 2018, however, we may be limited in 2019 and future years.

The U.S. Treasury issued several proposed regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These proposed regulations are intended to be applied retroactively and would not materially impact our 2018 tax rate if finalized in current form. We currently do not expect these regulations to have a material impact on income tax expense upon final adoption.

The U.S. Treasury's proposed 2018 regulations also seek to clarify the application of the U.S. Tax Act provisions for the limitation of interest expense, including treatment of depreciation and other deductions in arriving at adjusted taxable income and application of the rules to controlled foreign affiliates. These regulations remain open for comment and are not effective until published in the federal register. As a result, we will monitor their impact to our filing positions and will record the impacts as discrete income tax expense adjustments in the period that the guidance is finalized.

-  90  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(10)Income Taxes (Continued)

The SEC issued guidance on December 23, 2017 providing a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As of December 29, 2018, we have recorded all known and estimable impacts of the U.S. Tax Act that are effective for fiscal 2018.

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

Dividends.  The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock.  In the event of any liquidation, dissolution or winding up of our company, common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock. See Note 17, “Quarterly Financial Data (unaudited),” for dividends declared for each quarter of fiscal 2018 and 2017.

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

During the second quarter of 2018, we repurchased and retired 694,749 shares of common stock at an average price per share (excluding fees and commissions) of $26.65, or $18.5 million in the aggregate. During the fourth quarter of 2018, we repurchased and retired 295,377 shares of common stock at an average price per share (excluding fees and commissions) of $28.39, or $8.4 million in the aggregate. As of December 29, 2018, we had $23.1 million available for future repurchases of common stock under the stock repurchase program. We did not repurchase any shares of common stock during fiscal 2017 or fiscal 2016.

See Note 12, “Pension Benefits,” for disclosure relating to shares of our company’s common stock purchased by our defined benefit pension plans.

-  91  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(11)Capital Stock (Continued)

August 2016 Common Stock Offering.  On August 12, 2016, we completed an underwritten public offering of 3,750,000 shares of our common stock at a price to the public of $49.00 per share. The proceeds of the offering were $179.9 million, after deducting underwriting discounts and commissions and other offering expenses. The offering was made by means of a prospectus and related prospectus supplement included as part of a new shelf registration statement filed with the SEC. We used the net proceeds of the offering to fund a portion of the purchase price for the spices & seasonings acquisition. See Note 3, “Acquisitions and Divestitures.”

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

(12)Pension Benefits

As of December 29, 2018, we had four defined benefit pension plans covering approximately 43% of our employees. The benefits are based on years of service and the employee’s compensation, as defined.

The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 29, 2018 and December 30, 2017 measurement dates for fiscal 2018 and 2017, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost (in thousands):

	December 29,	December 30,
	2018	2017
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$143,972	$70,425
Projected benefit obligation acquired (1)	—	50,939
Actuarial (gain) loss	(15,126)	14,219
Service cost	7,710	6,334
Interest cost	5,064	4,998
Benefits paid	(3,468)	(2,943)
Projected benefit obligation at end of year	138,152	143,972
Change in plan assets:
Fair value of plan assets at beginning of year	124,252	74,397
Fair value of plan assets acquired (1)	—	33,000
Actual return on plan assets	(6,678)	11,148
Employer contributions	5,600	8,650
Benefits paid	(3,468)	(2,943)
Fair value of plan assets at end of year	119,706	124,252
Net amount recognized:
Other assets	805	1,135
Other long-term liabilities	(19,251)	(20,857)
Funded status at the end of the year	(18,446)	(19,722)
Amount recognized in accumulated other comprehensive loss consists of:
Prior service cost	—	(2)
Actuarial loss	(19,786)	(20,799)
Deferred taxes	7,562	7,816
Accumulated other comprehensive loss	$(12,224)	$(12,985)

(1)	Relates to the spices & seasonings acquisition, discussed below in this Note 12.

-  92  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(12)Pension Benefits (Continued)

The accumulated benefit obligations of these plans were $129.4 million and $134.4 million at December 29, 2018 and December 30, 2017, respectively. The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 29,	December 30,
	2018	2017
Accumulated benefit obligation	$54,601	$59,010
Fair value of plan assets	$40,935	$39,956

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal 2018 are as follows (in thousands):

Fiscal 2018
Prior service cost	$—
Actuarial loss	858
Total	$858

	December 29,	December 30,
	2018	2017
Weighted-average assumptions:
Discount rate	4.08 - 4.18%	3.45 - 3.56%
Rate of compensation increase	3.00%	3.00%
Expected long-term rate of return	6.50%	6.50%

The discount rate used to determine year-end fiscal 2018 and fiscal 2017 pension benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Citigroup Pension Discount Curve. This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

Net periodic pension cost includes the following components (in thousands):

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Service cost—benefits earned during the period	$7,710	$6,334	$3,325
Interest cost on projected benefit obligation	5,064	4,998	2,717
Expected return on plan assets	(8,134)	(7,041)	(4,434)
Amortization of unrecognized prior service cost	2	35	44
Amortization of unrecognized loss	696	517	454
Net periodic pension cost	$5,338	$4,843	$2,106

-  93  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(12)Pension Benefits (Continued)

As a result of adopting the ASU issued by the FASB in March 2017, that improves the presentation of net periodic pension cost and net periodic post-retirement benefit cost, we have reclassified net periodic pension cost, excluding service cost, out of selling, general and administrative expenses and into other income on our consolidated statements of operations in the amount of $2.4 million, $1.5 million and $1.2 million for fiscal 2018,  2017 and 2016, respectively.

The asset allocation for our pension plans at the end of fiscal 2018 and fiscal 2017, and the target allocation for fiscal 2018, by asset category, follows.

Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

		Percentage of Plan
		Assets at Year End
	Target	December 29,	December 30,
Asset Category	Allocation	2018	2017
Equity securities	75%	65%	68%
Fixed income securities	25%	31%	28%
Other	—%	4%	4%
Total	100%	100%	100%

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

The fair values of our pension plan assets at December 29, 2018 and December 30, 2017, utilizing the fair value hierarchy discussed in Note 8, “Fair Value Measurements” follow (in thousands):

	December 29, 2018		December 30, 2017
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$4,235	$—	$5,655	$—
Equity securities:
U.S. mutual funds	43,645	—	52,058	—
Foreign mutual funds	14,678	—	9,143	—
U.S. common stocks	19,031	—	10,465	—
Foreign common stocks	511	—	12,481	—
Fixed income securities:
U.S. mutual funds	37,606	—	34,450	—
Total	$119,706	$—	$124,252	$—

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $19.0 million of U.S. common stocks in the investment portfolio at the end of fiscal 2018,  $11.5 million was invested in B&G Foods’ common stock. Of the $10.5 million of U.S. common stocks in the investment portfolio at the end of fiscal 2017,  $5.8 million was invested in B&G Foods’ common stock.

-  94  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(12)Pension Benefits (Continued)

Information about the expected cash flows for the pension plan follows (in thousands):

Pension Payments
Benefit payments:
2019	$3,845
2020	4,187
2021	4,601
2022	5,125
2023	5,514
2024 to 2028	35,511

We currently do not anticipate making any contributions to our pension plans in fiscal 2019.

We also sponsor defined contribution plans covering substantially all of our employees. Employees may contribute to these plans and these contributions are matched by us at varying amounts. Contributions for the matching component of these plans amounted to $1.7 million for fiscal 2018,  $1.6 million for fiscal 2017 and $1.1 million for fiscal 2016.

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

B&G Foods made contributions to the plan of $0.8 million, $0.9 million and $0.8 million, in fiscal 2018,  2017 and 2016, respectively. In each of fiscal 2018,  2017 and 2016, we paid less than $0.1 million in surcharges and expect to pay surcharges of less than $0.1 million in fiscal 2019 assuming consistent hours are worked. These contributions represented less than five percent of total contributions made to the plan.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(13)Commitments and Contingencies

Operating Leases. We have several noncancelable operating leases, primarily for our corporate headquarters, certain of our manufacturing facilities, warehouses, transportation equipment and machinery. These leases generally require us to pay all executory costs such as maintenance, taxes and insurance. Total rental expense for our operating leases was $13.1 million, $12.4 million and $9.1 million, for fiscal 2018,  2017 and 2016, respectively.

As of December 29, 2018, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2019	$12,298
2020	10,953
2021	8,991
2022	4,733
2023	4,784
Thereafter	8,445
Total	$50,204

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2018,  2017 or 2016 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of December 29, 2018, approximately 1,626 of our 2,675 employees, or 61%, were covered by collective bargaining agreements. The collective bargaining agreement covering our Brooklyn facility, which covers approximately 80 employees, is the only collective bargaining agreement expiring in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Brooklyn facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(14)Incentive Plans

Annual Bonus Plan. Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company’s attainment of pre-set annual financial objectives and individual performance.  Awards are normally paid in cash in a lump sum following the close of each plan year. Threshold performance objectives were not attained for fiscal 2018 or 2017 and therefore accrued expenses in the accompanying consolidated balance sheets do not include an accrual for the annual bonus plan at December 29, 2018 or December 30, 2017.

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

The Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. The total number of shares available for issuance under the Omnibus Plan is 4,500,000, of which 2,274,515 were available for future issuance as of December 29, 2018. Some of those shares are subject to outstanding performance share LTIAs and stock options as described in the table below.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(14)Incentive Plans (Continued)

The following table details the activity in our performance share LTIAs for fiscal 2018:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2018	437,218	$29.36
Granted	242,436	$21.39
Vested	(150,255)	$23.84
Forfeited	(20,082)	$26.86
End of fiscal 2018	509,317	$27.30

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

Stock Options.

The following table details our stock option activity for fiscal 2018:

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2018	832,569	$33.45
Granted	397,864	$27.00
Exercised	(1,787)	$27.77
Forfeited	(33,515)	$30.66
Cancelled	(1,026)	$27.77
Outstanding at end of fiscal 2018	1,194,105	$31.40	7.46	$986
Exercisable at end of fiscal 2018	531,316	$31.36	6.15	$149

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

December 29, 2018, December 30, 2017 and December 31, 2016

(14)Incentive Plans (Continued)

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

The following table details the number of shares of common stock issued by our company during fiscal 2018,  2017 and 2016 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share based compensation:

	December 29,	December 30,	December 31,
	2018	2017	2016
Number of performance shares vested	150,255	110,528	101,094
Shares withheld to fund statutory minimum tax withholding	57,298	42,368	37,596
Shares of common stock issued for performance share LTIAs	92,957	68,160	63,498
Shares of common stock issued upon the exercise of stock options	1,787	4,011	—
Shares of common stock issued to non-employee directors for annual equity grants	35,039	20,559	16,072
Total shares of common stock issued	129,783	92,730	79,570
Excess tax benefit	$—	$—	$343

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants and other share based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2018	Fiscal 2017	Fiscal 2016
Compensation expense included in cost of goods sold	$1,236	$1,203	$1,060
Compensation expense included in selling, general and administrative expenses	1,789	3,412	4,738
Total compensation expense for share-based payments	$3,025	$4,615	$5,798

As of December 29, 2018, we currently do not have any unrecognized compensation expense related to performance share LTIAs, as threshold performance objectives are not expected to be attained for the 2017 to 2019 performance share LTIAs or the 2018 to 2020 performance share LTIAs.

As of December 29, 2018, there was $1.2 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next three fiscal years.

-  99  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(15)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Fiscal 2018	Fiscal 2017(2)	Fiscal 2016(2)
Brand(1):
Green Giant - frozen	$372,696	$330,004	$294,963
Spices & Seasonings(3)	255,965	259,196	28,171
Ortega	141,265	137,276	140,248
Green Giant - shelf stable(4)	107,476	120,541	153,636
Pirate Brands(5)	74,853	87,705	82,865
Back to Nature(6)	69,704	20,283	—
Maple Grove Farms of Vermont	68,048	67,987	72,525
Cream of Wheat	62,520	60,833	61,661
Mrs. Dash	58,676	59,816	60,388
All other brands	489,561	502,746	477,850
Total	$1,700,764	$1,646,387	$1,372,307

(1)

Table includes net sales for each of our brands whose fiscal 2018 net sales equaled or exceeded 3% of our total fiscal 2018 net sales and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.

(2)

Net sales for fiscal 2017 and 2016 have been adjusted to reflect our retrospective adoption of the new revenue recognition standard. See Note 2, “Summary of Significant Accounting Policies — Newly Adopted Accounting Standards.”

(3)

Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.

(4)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(5)	We completed the Pirate Brands sale on October 17, 2018. See Note 3, “Acquisitions and Divestitures.”
(6)	We completed the Back to Nature acquisition on October 2, 2017. See Note 3, “Acquisitions and Divestitures.”

(16)Restructuring

During fiscal 2016, we closed our Spartanburg, South Carolina manufacturing and warehouse facilities and moved our Mama Mary’s operations to our manufacturing facility in Yadkinville, North Carolina.  This decision was consistent with our ongoing efforts to reduce excess production capacity, improve productivity and operating efficiencies and reduce overall costs.  In connection with the restructuring, we recorded a charge for employee severance and other employee costs of approximately $0.8 million during the third quarter of 2016 and a non-cash write-off of equipment of approximately $0.3 million during the fourth quarter of 2016. There were no restructuring expenses during fiscal 2017 or 2018.

-  100  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(17)Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, expect per share data)
Net sales
2018	$431,729	$388,378	$422,602	$458,055
2017(1)	$412,307	$361,676	$406,051	$466,353
Gross profit
2018	$103,356	$81,173	$115,039	$49,932
2017(1)	$121,219	$104,557	$120,942	$93,860
Net income
2018	$20,547	$7,976	$31,988	$111,924
2017	$32,764	$22,061	$32,730	$129,908
Basic earnings per share
2018	$0.31	$0.12	$0.49	$1.70
2017	$0.49	$0.33	$0.49	$1.95
Diluted earnings per share
2018	$0.31	$0.12	$0.48	$1.70
2017	$0.49	$0.33	$0.49	$1.95
Cash dividends declared per share
2018	$0.465	$0.475	$0.475	$0.475
2017	$0.465	$0.465	$0.465	$0.465

(1)

Net sales and gross profit have been adjusted as a result of our retrospective adoption of the new accounting standard relating to revenue recognition for each of the quarters in fiscal 2017. See Note 2, “Summary of Significant Accounting Policies – Newly Adopted Accounting Standards” for detailed information.

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

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of December 29, 2018 and December 30, 2017, the related condensed consolidating statement of operations for the fiscal years ended December 29, 2018 and December 30, 2017, and the related condensed consolidating statement of cash flows for the fiscal years ended December 29, 2018 and December 30, 2017, for:

1.B&G Foods, Inc. (the Parent),

2.the guarantor subsidiaries,

3.the non-guarantor subsidiaries, and

4.the Parent and all of its subsidiaries on a consolidated basis.

-  101  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

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

Condensed Consolidating Balance Sheet

As of December 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$9,871	$1,777	$—	$11,648
Trade accounts receivable, net	—	140,464	11,243	—	151,707
Inventories, net	—	332,774	68,581	—	401,355
Prepaid expenses and other current assets	—	15,995	3,993	—	19,988
Income tax receivable	—	—	1,398	—	1,398
Total current assets	—	499,104	86,992	—	586,096

Property, plant and equipment, net	—	238,128	44,425	—	282,553
Goodwill	—	584,435	—	—	584,435
Other intangibles, net	—	1,595,569	—	—	1,595,569
Other assets	—	1,193	13	—	1,206
Deferred income taxes	—	—	4,940	—	4,940
Investments in subsidiaries	2,584,598	93,069	—	(2,677,667)	—
Total assets	$2,584,598	$3,011,498	$136,370	$(2,677,667)	$3,054,799

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$—	$115,946	$24,054	$—	$140,000
Accrued expenses	—	53,386	2,274	—	55,660
Income tax payable	—	31,247	377	—	31,624
Dividends payable	31,178	—	—	—	31,178
Intercompany payables	—	(16,581)	16,581	—	—
Total current liabilities	31,178	183,998	43,286	—	258,462

Long-term debt	1,653,371	(17,490)	—	—	1,635,881
Other liabilities	—	24,490	15	—	24,505
Deferred income taxes	—	235,902	—	—	235,902
Total liabilities	1,684,549	426,900	43,301	—	2,154,750

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	656	—	—	—	656
Additional paid-in capital	116,339	1,803,769	68,253	(1,872,022)	116,339
Accumulated other comprehensive loss	(23,502)	(23,502)	(11,279)	34,781	(23,502)
Retained earnings	806,556	804,331	36,095	(840,426)	806,556
Total stockholders’ equity	900,049	2,584,598	93,069	(2,677,667)	900,049
Total liabilities and stockholders’ equity	$2,584,598	$3,011,498	$136,370	$(2,677,667)	$3,054,799

-  102  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

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

December 29, 2018, December 30, 2017 and December 31, 2016

(18)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income

Fiscal Year Ended December 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,609,650	$195,593	$(104,479)	$1,700,764
Cost of goods sold	—	1,272,381	183,362	(104,479)	1,351,264
Gross profit	—	337,269	12,231	—	349,500

Operating expenses:
Selling, general and administrative expenses	—	160,392	6,997	—	167,389
Amortization expense	—	18,343	—	—	18,343
Gain on sale of assets	—	(176,386)	—	—	(176,386)
Operating income	—	334,920	5,234	—	340,154

Other income and expenses:
Interest expense, net	—	108,334	—	—	108,334
Loss on extinguishment of debt	—	13,135	—	—	13,135
Other income	—	(3,592)	—	—	(3,592)
Income before income tax expense	—	217,043	5,234	—	222,277
Income tax expense	—	49,419	423	—	49,842
Equity in earnings of subsidiaries	172,435	4,811	—	(177,246)	—
Net income	$172,435	$172,435	$4,811	$(177,246)	$172,435
Comprehensive income (loss)	$169,689	$171,674	$1,304	$(172,978)	$169,689

Condensed Consolidating Statements of Operations and Comprehensive Income

Fiscal Year Ended December 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales(1)	$—	$1,557,328	$176,694	$(87,635)	$1,646,387
Cost of goods sold	—	1,141,080	152,364	(87,635)	1,205,809
Gross profit(1)	—	416,248	24,330	—	440,578

Operating expenses:
Selling, general and administrative expenses(1)	—	171,165	12,283	—	183,448
Amortization expense	—	17,611	—	—	17,611
Loss on sale of assets(1)	—	1,608	—	—	1,608
Operating income(1)	—	225,864	12,047	—	237,911

Other income and expenses:
Interest expense, net	—	91,784	—	—	91,784
Loss on extinguishment of debt	—	1,163	—	—	1,163
Other income(1)	—	(3,098)	—	—	(3,098)
Income before income tax expense	—	136,015	12,047	—	148,062
Income tax expense	—	(71,682)	2,281	—	(69,401)
Equity in earnings of subsidiaries	217,463	9,766	—	(227,229)	—
Net income	$217,463	$217,463	$9,766	$(227,229)	$217,463
Comprehensive income (loss)	$216,071	$223,248	$14,158	$(237,406)	$216,071

(1)

Net sales, gross profit, selling, general and administrative expenses, operating income and other income have been adjusted as a result of our retrospective adoption of new accounting standards relating to revenue recognition and the presentation of net periodic pension cost and net periodic post-retirement benefit cost. We also reclassified a $1.6 million pre-tax loss on sale of assets for fiscal 2017 from selling, general and administrative expenses to loss on sale of assets. The adjustments described above had no impact on net income or earnings per share. See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards” to our consolidated financial statements for detailed information.

-  104  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(18)Guarantor and Non-Guarantor Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$197,094	$12,362	$—	$209,456

Cash flows from investing activities:
Capital expenditures	—	(34,503)	(7,124)	—	(41,627)
Proceeds from sale of assets	—	420,002	—	—	420,002
Payments for acquisition of businesses, net of cash acquired	—	(30,787)	—	—	(30,787)
Net cash provided by (used in) investing activities	—	354,712	(7,124)	—	347,588

Cash flows from financing activities:
Repayments of long-term debt	(650,110)	—	—	—	(650,110)
Repayments of borrowings under revolving credit facility	(170,000)	—	—	—	(170,000)
Borrowings under revolving credit facility	220,000	—	—	—	220,000
Proceeds from issuance of common stock, net	60	—	—	—	60
Dividends paid	(124,524)	—	—	—	(124,524)
Payments for the repurchase of common stock, net	(26,920)	—	—	—	(26,920)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,833)	—	—	(1,833)
Intercompany transactions	751,494	(744,918)	(6,576)	—	—
Net cash used in financing activities	—	(746,751)	(6,576)	—	(753,327)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1,425		1,425
Net (decrease) increase in cash and cash equivalents	—	(194,945)	87	—	(194,858)
Cash and cash equivalents at beginning of year	—	204,815	1,691	—	206,506
Cash and cash equivalents at end of year	$—	$9,870	$1,778	$—	$11,648

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 30, 2017

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$44,762	$(6,963)	$—	$37,799

Cash flows from investing activities:
Capital expenditures	—	(47,503)	(12,299)	—	(59,802)
Proceeds from sale of assets	—	2,229	—	—	2,229
Payments for acquisition of businesses, net of cash acquired	—	(162,965)	—	—	(162,965)
Net cash used in investing activities	—	(208,239)	(12,299)	—	(220,538)

Cash flows from financing activities:
Repayments of long-term debt	(233,640)	—	—	—	(233,640)
Proceeds from issuance of long-term debt	914,000	—	—	—	914,000
Repayments of borrowings under revolving credit facility	(571,000)	—	—	—	(571,000)
Borrowings under revolving credit facility	395,000	—	—	—	395,000
Proceeds from issuance of common stock, net	112	—	—	—	112
Dividends paid	(123,631)	—	—	—	(123,631)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,962)	—	—	(1,962)
Debt financing costs	—	(19,543)	—	—	(19,543)
Intercompany transactions	(380,841)	364,678	16,163	—	—
Net cash provided by financing activities	—	343,173	16,163	—	359,336
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1,076	—	1,076
Net increase (decrease) in cash and cash equivalents	—	179,696	(2,023)	—	177,673
Cash and cash equivalents at beginning of year	—	25,119	3,714	—	28,833
Cash and cash equivalents at end of year	$—	$204,815	$1,691	$—	$206,506

-  105  -

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 29, 2018, December 30, 2017 and December 31, 2016

(19)Subsequent Events

Workforce Reduction. In February 2019, we implemented a reduction in workforce. On a pre-tax basis, we expect that the reduction in workforce will save our company an estimated $4.0 million on an annualized basis. We expect to record severance and related charges of approximately $1.9 million. Substantially all of these charges will result in cash payments. These payments will primarily be made during the first quarter of 2019 but a relatively small portion will continue through the first quarter of 2020.

Leadership Appointments and Retirement. On February 25, 2019, our board of directors made the following appointments, each effective as of March 11, 2019: Erich A. Fritz to the position of Executive Vice President and Chief Supply Chain Officer, Jordan E. Greenberg to the position of Executive Vice President and Chief Commercial Officer and Ellen M. Schum to the position of Executive Vice President and Chief Customer Officer. Mr. Greenberg currently serves as our Vice President and General Manager – Green Giant and Ms. Schum currently serves as our Vice President of U.S. Retail Sales. Mr. Fritz is new to our company and will join us on the effective date of his appointment. On February 25, 2019, we also entered into a retirement agreement with Vanessa E. Maskal, our Executive Vice President of Sales and Marketing, regarding the terms of her retirement on April 5, 2019. The retirement and other benefits payable to Ms. Maskal pursuant to the retirement agreement are included in the estimated charges set forth above under “Workforce Reduction.”

-  106  -

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to
	beginning of	costs and	other accounts—	Deductions—		Balance at
Description	year	expenses	describe	describe		end of year
Fiscal year ended December 31, 2016:
Allowance for doubtful accounts and discounts	$1,167	$559	—	$7	(a)	$1,719
Fiscal year ended December 30, 2017:
Allowance for doubtful accounts and discounts	$1,719	$378	—	$273	(a)	$1,824
Fiscal year ended December 29, 2018:
Allowance for doubtful accounts and discounts	$1,824	$65	—	$38	(a)	$1,851

(a)	Represents bad-debt write-offs.

-  107  -

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Our management, including our chief executive officer and our chief financial officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework of Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at December 29, 2018. The effectiveness of our internal control over financial reporting as of December 29, 2018 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

As required by Rule 13a‑15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change in our internal control over financial reporting occurred during the last quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change in our internal control over financial reporting during the last quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

-  108  -

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2018. Since then, we have been planning for the transition of the remainder of our business to that new ERP system. Implementation and transition efforts continued during the fourth quarter of 2018 and continue during fiscal 2019. We currently expect the implementation and transition to the new ERP system to be completed during the second or third quarter of 2019. In connection with the implementation and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation and transition. To date, the implementation and transition have not materially affected, and upon completion we do not expect the implementation and transition to have any material effect on, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

-  109  -

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Corporate Governance,” “Proposal 1—Election of Directors,” “Our Management” and “Section 16(a) Beneficial Ownership Reporting Compliance”  included in our definitive proxy statement to be filed on or before April 29, 2019, relating to the 2019 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” included in our definitive proxy statement to be filed on or before April 29, 2019, relating to the 2019 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes information, as of December 29, 2018, relating to the Omnibus Incentive Compensation Plan, which was approved by our stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash‑based awards to employees, non‑employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
	warrants and rights		warrants and rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,703,422	(1)	$31.40	(2)	571,093	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,703,422	(1)	$31.40	(2)	571,093	(1)

(1)

Includes 1,194,105 stock options and 509,317 performance share LTIAs (for the 2016 to 2018, 2017 to 2019 and 2018 to 2020 performance periods) outstanding as of December 29, 2018, under the Omnibus Incentive Compensation Plan. The performance share LTIAs include the maximum number of shares (i.e., 200% of the target number of shares) of common stock that, as of December 29, 2018, may be issued under the Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance‑based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan.

(2)

Reflects the weighted average exercise price of 1,194,105 stock options outstanding under the Omnibus Incentive Compensation Plan. 509,317 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

The remaining information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before April 29, 2019 relating to the 2019 annual meeting of stockholders, which information is incorporated herein by reference.

-  110  -

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement to be filed on or before April 29, 2019, relating to the 2019 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm Fees” included in our definitive proxy statement to be filed on or before April 29, 2019, relating to the 2019 annual meeting of stockholders, which information is incorporated herein by reference.

-  111  -

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

-  112  -

EXHIBIT NO.	DESCRIPTION

2.1

Asset Purchase Agreement, dated as of September 2, 2015, among General Mills, Inc., B&G Foods North America, Inc., and B&G Foods, Inc. (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8‑K filed September 3, 2015, and incorporated by reference herein)

2.2

Asset Purchase Agreement, dated as of September 21, 2016, among ACH Food Companies, Inc., B&G Foods North America, Inc., B&G Foods, Inc. and Associated British Foods PLC (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8-K filed September 21, 2016, and incorporated by reference herein)

2.3

Asset Purchase Agreement, dated as of September 12, 2018, among B&G Foods, Inc., B&G Foods North America, Inc., Pirate Brands, LLC and The Hershey Company (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8‑K filed on September 13, 2018, and incorporated by reference herein).

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

-  113  -

EXHIBIT NO.	DESCRIPTION

10.3

Second Amended and Restated Employment Agreement, dated as of December 11, 2014, between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8‑K filed on December 16, 2014, and incorporated by reference herein)

10.4

Amended and Restated Employment Agreement by and between Vanessa E. Maskal and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8‑K filed on January 6, 2009, and incorporated by reference herein)

10.5

Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8‑K filed on January 6, 2009, and incorporated by reference herein)

10.6

Employment Agreement, dated as of August 6, 2009, between William F. Herbes and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8‑K filed on August 10, 2009, and incorporated by reference herein)

10.7

Employment Agreement, dated as of January 4, 2016, between Eric H. Hart and B&G Foods, Inc. (filed as Exhibit 10.9 to B&G Foods’ Annual Report on Form 10-K filed on March 2, 2016, and incorporated by reference herein)

10.8

Employment Agreement, dated as of August 1, 2017, between Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods Quarterly Report on Form 10-Q filed on November 3, 2017, and incorporated herein by reference)

10.9

First Amendment to Employment Agreement, dated as of November 6, 2017, between, Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on November 7, 2017, and incorporated by reference herein)

10.10

Employment Agreement, dated as of November 21, 2017, between Kenneth G. Romanzi and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on November 21, 2017, and incorporated by reference herein)

10.11

Offer Letter, dated as of October 19, 2018, between Michael D. Adasczik and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8‑K filed on November 16, 2018, and incorporated by reference herein).

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

21.1	Subsidiaries of B&G Foods, Inc.

23.1	Consent of KPMG LLP.

-  114  -

EXHIBIT NO.	DESCRIPTION
31.1	Certification pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101.1

The following financial information from B&G Foods’ Annual Report for the fiscal year ended December 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

Item 16. Form 10-K Summary.

None.

-  115  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 26, 2019	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha
Executive Vice President of Finance
and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stephen C. Sherrill	Chairman of the Board of Directors	February 26, 2019
Stephen C. Sherrill

/s/ Robert C. Cantwell	President, Chief Executive Officer and Director	February 26, 2019
Robert C. Cantwell	(Principal Executive Officer)

/s/ Bruce C. Wacha	Executive Vice President of Finance and Chief Financial Officer	February 26, 2019
Bruce C. Wacha	(Principal Financial Officer)

/s/ Michael D. Adasczik	Vice President of Finance and Chief Accounting Officer	February 26, 2019
Michael D. Adasczik	(Principal Accounting Officer)

/s/ DeAnn L. Brunts	Director	February 26, 2019
DeAnn L. Brunts

/s/ Charles F. Marcy	Director	February 26, 2019
Charles F. Marcy

/s/ Robert D. Mills	Director	February 26, 2019
Robert D. Mills

/s/ Dennis M. Mullen	Director	February 26, 2019
Dennis M. Mullen

/s/ Cheryl M. Palmer	Director	February 26, 2019
Cheryl M. Palmer

/s/ Alfred Poe	Director	February 26, 2019
Alfred Poe

/s/ David L. Wenner	Director	February 26, 2019
David L. Wenner

-  116  -