Form 10-Q
period 2019-03-30
B&G Foods, Inc.
filed 2019-05-07
CIK 1278027

As filed with the Securities and Exchange Commission on May 7, 2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                   .

Commission file number 001-32316

B&G FOODS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3918742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Four Gatehall Drive, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (973) 401-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BGS	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2019, the registrant had 65,329,666 shares of common stock, par value $0.01 per share, issued and outstanding.

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

•	competitors’ pricing practices and promotional spending levels;
•	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

-  ii  -

•

the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and

•	other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report on Form 10-K.

Developments in any of these areas could cause our results to differ materially from results that have been or may be projected by us or on our behalf.

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

-  iii  -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 30,	December 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11,284	$11,648
Trade accounts receivable, net	162,774	151,707
Inventories	375,393	401,355
Prepaid expenses and other current assets	21,130	19,988
Income tax receivable	1,521	1,398
Total current assets	572,102	586,096

Property, plant and equipment, net of accumulated depreciation of $239,743 and $230,200 as of March 30, 2019 and December 29, 2018, respectively	282,546	282,553
Operating lease right-of-use assets	37,536	—
Goodwill	584,435	584,435
Other intangibles, net	1,591,078	1,595,569
Other assets	1,136	1,206
Deferred income taxes	5,350	4,940
Total assets	$3,074,183	$3,054,799

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$126,208	$140,000
Accrued expenses	66,914	55,660
Operating lease liabilities, current portion	9,124	—
Income tax payable	33,276	31,624
Dividends payable	31,016	31,178
Total current liabilities	266,538	258,462

Long-term debt	1,636,754	1,635,881
Deferred income taxes	239,881	235,902
Long-term operating lease liabilities, net of current portion	31,304	—
Other liabilities	22,587	24,505
Total liabilities	2,197,064	2,154,750
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 65,297,607 and 65,638,701 shares issued and outstanding as of March 30, 2019 and December 29, 2018, respectively	653	656
Additional paid-in capital	75,001	116,339
Accumulated other comprehensive loss	(21,882)	(23,502)
Retained earnings	823,347	806,556
Total stockholders’ equity	877,119	900,049
Total liabilities and stockholders’ equity	$3,074,183	$3,054,799

See Notes to Consolidated Financial Statements.

-  1  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
Net sales	$412,734	$431,729
Cost of goods sold	324,655	328,373
Gross profit	88,079	103,356

Operating expenses:
Selling, general and administrative expenses	38,297	42,568
Amortization expense	4,491	4,609
Operating income	45,291	56,179

Other income and expenses:
Interest expense, net	23,074	28,306
Loss on extinguishment of debt	—	2,778
Other income	(258)	(2,054)
Income before income tax expense	22,475	27,149
Income tax expense	5,684	6,602
Net income	$16,791	$20,547

Weighted average shares outstanding:
Basic	65,587	66,518
Diluted	65,617	66,715

Earnings per share:
Basic	$0.26	$0.31
Diluted	$0.26	$0.31

Cash dividends declared per share	$0.475	$0.465

See Notes to Consolidated Financial Statements.

-  2  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
Net income	$16,791	$20,547

Other comprehensive income:
Foreign currency translation adjustments	1,458	3,132
Amortization of unrecognized prior service cost and pension deferrals, net of tax	162	111
Other comprehensive income	1,620	3,243
Comprehensive income	$18,411	$23,790

See Notes to Consolidated Financial Statements.

-  3  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 29, 2018	65,638,701	$656	$116,339	$(23,502)	$806,556	$900,049
Foreign currency translation	—	—	—	1,458	—	1,458
Change in pension benefit (net of $53 of income taxes)	—	—	—	162	—	162
Net income	—	—	—	—	16,791	16,791
Share-based compensation	—	—	580	—	—	580
Issuance of common stock for share-based compensation	65,928	1	(906)	—	—	(905)
Repurchase of common stock	(407,022)	(4)	(9,996)	—	—	(10,000)
Dividends declared on common stock, $0.475 per share	—	—	(31,016)	—	—	(31,016)
Balance at March 30, 2019	65,297,607	$653	$75,001	$(21,882)	$823,347	$877,119

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 30, 2017	66,499,044	$665	$266,789	$(20,756)	$634,121	$880,819
Foreign currency translation	—	—	—	3,132	—	3,132
Change in pension benefit (net of $37 of income taxes)	—	—	—	111	—	111
Net income	—	—	—	—	20,547	20,547
Share-based compensation	—	—	838	—	—	838
Issuance of common stock for share-based compensation	94,076	1	(1,834)	—	—	(1,833)
Dividends declared on common stock, $0.465 per share	—	—	(30,966)	—	—	(30,966)
Balance at March 31, 2018	66,593,120	$666	$234,827	$(17,513)	$654,668	$872,648

See Notes to Consolidated Financial Statements.

-  4  -

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$16,791	$20,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,863	13,064
Amortization of operating lease right-of-use assets	2,638	—
Amortization of deferred debt financing costs and bond discount/premium	873	1,545
Deferred income taxes	3,575	4,821
Write-off of property, plant, and equipment	1	21
Loss on extinguishment of debt	—	2,778
Share-based compensation expense	580	838
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(10,807)	(20,877)
Inventories	27,320	46,134
Prepaid expenses and other current assets	(1,085)	2,572
Income tax receivable/payable	1,553	910
Other assets	70	109
Trade accounts payable	(14,444)	(11,405)
Accrued expenses	11,119	12,578
Other liabilities	(1,703)	109
Net cash provided by operating activities	50,344	73,744

Cash flows from investing activities:
Capital expenditures	(8,648)	(4,972)
Net cash used in investing activities	(8,648)	(4,972)

Cash flows from financing activities:
Repayments of long-term debt	—	(125,000)
Repayments of borrowings under revolving credit facility	(40,000)	—
Borrowings under revolving credit facility	40,000	—
Dividends paid	(31,178)	(30,922)
Payments for repurchase of common stock, net	(10,000)	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(905)	(1,832)
Net cash used in financing activities	(42,083)	(157,754)

Effect of exchange rate fluctuations on cash and cash equivalents	23	620
Net decrease in cash and cash equivalents	(364)	(88,362)

Cash and cash equivalents at beginning of period	11,648	206,506
Cash and cash equivalents at end of period	$11,284	$118,144

Supplemental disclosures of cash flow information:
Cash interest payments	$2,590	$6,804
Cash income tax payments	$564	$701
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$31,016	$30,966
Accruals related to purchases of property, plant and equipment	$139	$330
Right-of-use assets obtained in exchange for new operating lease liabilities	$155	$—

See Notes to Consolidated Financial Statements.

-  5  -

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

(2)Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks. Our fiscal year ending December 28, 2019 (fiscal 2019) and our fiscal year ended December 29, 2018 (fiscal 2018) each contain 52 weeks. Each quarter of fiscal 2019 and 2018 contains 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended March 30, 2019 (first quarter of 2019) and March 31, 2018 (first quarter of 2018) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of March 30, 2019, and the results of our operations, comprehensive income and cash flows for the first quarter of 2019 and 2018. Our results of operations for the first quarter of 2019 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2018 filed with the SEC on February 26, 2019.

-  6  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Use of Estimates

The preparation of financial statements in accordance with GAAP requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve revenue recognition as it relates to trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment and deferred tax assets; and the determination of the useful life of customer relationship and finite-lived trademark intangibles. Actual results could differ significantly from these estimates and assumptions.

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

Newly Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) related to the Tax Cuts and Jobs Act, which we refer to as the “U.S. Tax Act.” The ASU allows for a company to elect to make a one-time reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the change in corporate tax rate as a result of the U.S. Tax Act. The reclassification is the difference between the amount previously recorded in accumulated other comprehensive loss at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the U.S. Tax Act was effective and the amount that would have been recorded using the newly enacted rate. Additionally, the ASU requires a company to disclose whether or not it elects to make the reclassification. This guidance became effective during the first quarter of 2019. We elected to not make the optional one-time reclassification.

In February 2016, the FASB issued a new ASU that requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current guidance and to disclose key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

We adopted the new standard prospectively when it became effective in the first quarter of 2019 and applied the new standard to all leases existing at the date of initial application. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We elected all of the new standard’s available transition practical expedients that were applicable to us.

The new standard also provides practical expedients for an entity’s ongoing accounting. We also elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases with a lease term of twelve months or less, we did not recognize ROU assets or lease liabilities. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

This standard did not have a material effect on our financial statements. Upon adoption, the most significant effects related to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases, which was $39.6 million and $42.6 million, respectively, as of the beginning of the period; and (2) providing additional new disclosures about our leasing activities.

-  7  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Recently Issued Accounting Standards

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

(3)Acquisitions and Divestitures

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

McCann’s Acquisition (in thousands):

Preliminary Allocation:	July 16, 2018
Property, plant and equipment	$12
Inventory	973
Trademarks — indefinite-lived intangible assets	24,800
Customer relationship intangibles — finite-lived intangible assets	2,000
Accrued expenses	(292)
Goodwill	3,294
Total purchase price (paid in cash)	$30,787

The McCann’s acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

-  8  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Pirate Brands Divestiture

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

October 17, 2018
Cash received	$420,002
Assets sold:
Inventory	(6,688)
Property, plant and equipment	(404)
Customer relationships — finite-lived intangible assets	(8,408)
Trademarks — indefinite-lived intangible assets	(152,800)
Goodwill	(70,952)
Other	(77)
Total assets sold	(239,328)
Expenses	(4,288)
Gain on sale of assets	$176,386

In December 2018, the compensation committee of our board of directors approved a special bonus pool of $6.0 million that was paid during the first quarter of 2019 to our executive officers and certain members of senior management to recognize their significant contributions to the successful operation of Pirate Brands during our company’s five years of ownership of Pirate Brands and to the successful completion of the Pirate Brands sale at a sale price more than double what our company paid for Pirate Brands in 2013.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	March 30, 2019	December 29, 2018
Raw materials and packaging	$64,279	$61,905
Work-in-process	56,843	95,282
Finished goods	254,271	244,168
Inventories	$375,393	$401,355

-  9  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	March 30, 2019			December 29, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$19,600	$3,642	$15,958	$19,600	$3,369	$16,231
Customer relationships	335,590	116,170	219,420	335,590	111,952	223,638
Total finite-lived intangible assets	$355,190	$119,812	$235,378	$355,190	$115,321	$239,869

Indefinite-Lived Intangible Assets
Goodwill	$584,435			$584,435
Trademarks	$1,355,700			$1,355,700

Amortization expense associated with finite-lived intangible assets for the first quarter of 2019 was $4.5 million, and is recorded in operating expenses. Amortization expense associated with finite-lived intangible assets for the first quarter of 2018 was $4.6 million. We expect to recognize an additional $13.5 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2019, and thereafter $18.0 million of amortization expense in each of the fiscal years 2020, 2021 and 2022, respectively, and $17.8 million in each of fiscal 2023 and 2024. See Note 3, “Acquisitions and Divestitures.”

(6)Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	March 30, 2019	December 29, 2018
Revolving credit loans	$50,000	$50,000
4.625% senior notes due 2021	700,000	700,000
5.25% senior notes due 2025	900,000	900,000
Unamortized deferred financing costs	(16,482)	(17,490)
Unamortized premium	3,236	3,371
Total long-term debt, net of unamortized deferred financing costs and discount/premium	$1,636,754	$1,635,881

As of March 30, 2019, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Fiscal year ending:
2019	$—
2020	—
2021	700,000
2022	50,000
2023	—
Thereafter	900,000
Total	$1,650,000

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

We made optional prepayments of aggregate principal amount of our tranche B term loans of $125.0 million in the first quarter of 2018 and $25.0 million in the second quarter of 2018. On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale. On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement. As a result of the optional and mandatory prepayments of the tranche B term loans, we recognized a loss on extinguishment of debt of $13.1 million in fiscal 2018, including $2.8 million in the first quarter of 2018.

At March 30, 2019, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $647.8 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. At March 30, 2019, there was $50.0 million outstanding under our revolving credit facility

We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on November 21, 2022.

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

Interest under the tranche B term loan facility was determined based on alternative rates that we could choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. As of March 30, 2019, there were no tranche B term loans outstanding under our credit facility.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters. As of March 30, 2019, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 4.625% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of March 30, 2019, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

The indenture governing the 5.25% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of March 30, 2019, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes.

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

Accrued Interest. At March 30, 2019 and December 29, 2018, accrued interest of $35.0 million and $15.6 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Loss on Extinguishment of Debt. We did not have a loss on extinguishment of debt during the first quarter of 2019. During the first quarter of 2018, we incurred a loss on extinguishment of debt in connection with the prepayment of our tranche B term loans, which includes the write-off of deferred debt financing costs of $2.4 million and the write-off of unamortized discount of $0.4 million.

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

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of March 30, 2019 and December 29, 2018 are as follows (in thousands):

	March 30, 2019				December 29, 2018
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$50,000		$50,000	(1)	$50,000		$50,000	(1)
4.625% senior notes due 2021	700,000		699,125	(2)	700,000		684,250	(2)
5.25% senior notes due 2025	$903,236	(3)	$867,107	(2)	$903,371	(3)	$837,877	(2)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	Fair values are estimated based on quoted market prices.
(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At March 30, 2019 and December 29, 2018 the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the first quarter of 2019 or 2018.

-  14  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the first quarter of 2019 and 2018 are as follows (in thousands):

	Thirteen Weeks Ended		Affected Line Item in
	March 30,	March 31,	the Statement Where
Details about AOCL Components	2019	2018	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	$215	$148	See (1) below
Accumulated other comprehensive loss before tax	215	148	Total before tax
Tax expense	(53)	(37)	Income tax expense
Total reclassification	$162	$111	Net of tax

(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first quarter of 2019 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 29, 2018	$(12,224)	$(11,278)	$(23,502)
Other comprehensive income before reclassifications	—	1,458	1,458
Amounts reclassified from AOCL	162	—	162
Net current period other comprehensive income	162	1,458	1,620
Balance at March 30, 2019	$(12,062)	$(9,820)	$(21,882)

As a result of accounting guidance issued by the FASB in February 2018, we had the option to elect to make a one-time reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the change in corporate tax rate as a result of the U.S. Tax Act. This guidance became effective during the first quarter of 2019. We elected to not make the optional one-time reclassification.

(9)Stock Repurchase Program

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of our company’s common stock through March 15, 2019.

Under that authorization, we repurchased and retired 1,397,148 shares of common stock at an average price per share (excluding fees and commissions) of $26.41, or $36.9 million in the aggregate, including 407,022 shares of common stock at an average price per share (excluding fees and commissions) of $24.55, or $10.0 million in the aggregate, during the first quarter of 2019. We did not repurchase any shares of common stock during the first quarter of 2018.

On March 12, 2019, our board of directors authorized an extension of our stock repurchase program from March 15, 2019 to March 15, 2020. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. Therefore, as of March 30, 2019, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

Under the authorization, we may purchase shares of common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

-  15  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The timing and amount of future stock repurchases, if any, under the program will be at the discretion of management, and will depend on a variety of factors, including price, available cash, general business and market conditions and other investment opportunities. Therefore, we cannot assure you as to the number or aggregate dollar amount of additional shares, if any, that will be repurchased under the program. We may discontinue the program at any time. Any shares repurchased pursuant to the program will be retired.

(10)Pension Benefits

Company Sponsored Defined Benefit Pension Plans. Net periodic pension cost for company sponsored defined benefit pension plans for the first quarter of 2019 and 2018 includes the following components (in thousands):

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
Service cost—benefits earned during the period	$1,937	$1,985
Interest cost on projected benefit obligation	1,442	1,262
Expected return on plan assets	(1,914)	(2,001)
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized loss	215	148
Net periodic pension cost	$1,680	$1,394

During the first quarter of 2019, we did not make any defined benefit plan contributions. During the first quarter of 2018, we made $1.1 million of defined benefit pension plan contributions.

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

B&G Foods made contributions to the plan of $0.2 million in the first quarter of 2019 and expects to pay surcharges of less than $0.1 million in fiscal 2019 assuming consistent hours are worked. B&G Foods contributed $0.2 million in fiscal 2018 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

-  16  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)Leases

Operating Leases. We adopted Accounting Standards Codification (ASC) Topic 842 at the beginning of the first quarter of 2019 and recognized an operating right-of-use (ROU) asset of $39.6 million and operating lease liabilities of $42.6 million at inception. Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items:

March 30,
2019
Right-of-use assets:
Operating lease right-of-use assets	$37,536

Operating lease liabilities:
Operating lease liabilities, current portion	$9,124
Long-term operating lease liabilities, net of current portion	31,304
Total operating lease liabilities	$40,428

We determine whether an arrangement is a lease at inception. We have operating leases for certain of our manufacturing facilities, distribution centers, warehouse and storage facilities, machinery and equipment, and office equipment. Our leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of use assets and lease liabilities.

Supplemental information related to leases:

Thirteen Weeks Ended
March 30,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,702

The components of lease costs were as follows:
Cost of goods sold	$668
Selling, general and administrative expenses	1,970
Total lease costs	$2,638

Total rent expense for the first quarter of 2019 was $3.2 million, including the operating lease costs of $2.6 million stated above. Total rent expense for the first quarter of 2018 was $3.3 million.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component. See Note 2, “Summary of Significant Accounting Policies — Newly Adopted Accounting Standards,” for further details.

The following table shows the lease term and discount rate for our ROU assets:

March 30,
2019
Weighted average remaining lease term (years)	5.2
Weighted average discount rate	4.05%

-  17  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of March 30, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Fiscal year ending:
2019	$8,044
2020	9,759
2021	9,029
2022	4,771
2023	4,791
Thereafter	8,444
Total undiscounted future minimum lease payments	44,838
Less: Imputed interest	(4,410)
Total present value of future operating lease liabilities	$40,428

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease standard (Topic 840), as of December 29, 2018, future minimum lease payments under non-cancelable operating leases in effect at year-end (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2019	$12,298
2020	10,953
2021	8,991
2022	4,733
2023	4,784
Thereafter	8,445
Total undiscounted future minimum lease payments	$50,204

(12)Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first quarter of 2019 or 2018 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

-  18  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Collective Bargaining Agreements. As of March 30, 2019, approximately 1,675 of our 2,679 employees, or 62.5%, were covered by collective bargaining agreements. Two of our collective bargaining agreements expire in the next twelve months.  The collective bargaining agreement covering our Brooklyn facility, which covers approximately 60 employees, is scheduled to expire on December 31, 2019. In addition, the collective bargaining agreement covering our Roseland facility, which covers approximately 50 employees, is scheduled to expire on March 31, 2020. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Brooklyn or Roseland facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

(13)Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the first quarter of 2019 and 2018, there were 1,167,297 and 727,311, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
Weighted average shares outstanding:
Basic	65,586,572	66,517,652
Net effect of potentially dilutive share-based compensation awards	30,583	197,708
Diluted	65,617,155	66,715,360

(14)Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 54.2% and 57.1% of consolidated net sales for the first quarter of 2019 and 2018, respectively. Our top ten customers accounted for approximately 54.5% and 54.8% of our consolidated trade accounts receivables as of March 30, 2019 and December 29, 2018, respectively. Other than Walmart, which accounted for 23.5% and 24.6% of our consolidated net sales for the first quarter of 2019 and 2018, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2019 or 2018. Other than Walmart, which accounted for 24.0% and 24.9% of our consolidated trade accounts receivables as of March 30, 2019 and December 29, 2018, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of March 30, 2019, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

-  19  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the first quarter of 2019 and 2018, our sales to customers in foreign countries represented approximately 7.7% and 6.7%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

(15)Share-Based Payments

The following table details our stock option activity for the first quarter of fiscal 2019 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 29, 2018	1,194,105	$31.40
Granted	—	$—
Exercised	—	$—
Forfeited	(24,950)	$32.19
Cancelled	—	$—
Outstanding at March 30, 2019	1,169,155	$31.38	7.19	$6
Exercisable at March 30, 2019	688,957	$31.96	6.13	$—

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

	2019(1)	2018
Weighted average grant date fair value	—	$3.65
Expected volatility	—	30.6%
Expected term	—	6.5 years
Risk-free interest rate	—	2.7%
Dividend yield	—	6.9%

(1)	Not applicable, as no stock options were granted during the first quarter of 2019.

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards (LTIAs), stock options, non-employee director stock grants and other share based payments) during the first quarter of 2019 and 2018 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
	March 30,	March 31,
Consolidated Statements of Operations Location	2019	2018
Compensation expense included in cost of goods sold	$173	$269
Compensation expense included in selling, general and administrative expenses	407	569
Total compensation expense for share-based payments	$580	$838

As of March 30, 2019, there was $3.3 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.75 years, and $1.0 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.0 years.

-  20  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our non-vested performance share LTIAs for the first quarter of 2019:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Outstanding at December 29, 2018	509,317	$27.30
Granted	380,392	$18.89
Vested	(102,893)	$29.04
Forfeited	(61,193)	$28.56
Outstanding at March 30, 2019	725,623	$22.54

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

The following table details the number of shares of common stock issued by our company during the first quarter of 2019 and 2018 upon the vesting of performance share LTIAs, the exercise of stock options and other share-based payments (dollars in thousands):

	March 30,	March 31,
	2019	2018
Number of performance shares vested	102,893	150,255
Shares withheld to fund statutory minimum tax withholding	36,965	57,298
Shares of common stock issued for performance share LTIAs	65,928	92,957
Shares of common stock issued to non-employee directors for annual equity grants	—	1,119
Total shares of common stock issued	65,928	94,076

(16)Workforce Reduction

Workforce Reduction Expenses. During the first quarter of 2019, we implemented a reduction in workforce. On a pre-tax basis, we expect that the reduction in workforce will save our company an estimated $2.4 million on an annualized basis. During the first quarter of 2019, we recorded charges of $1.6 million related to the workforce reduction. We expect to record additional charges of approximately $0.8 million relating to the workforce reduction during the remainder of 2019. Substantially all of these charges have resulted or will result in cash payments, $0.9 million of which were made during the first quarter of 2019 and approximately $1.4 of which will continue through 2020.

Retirement Expenses. As previously disclosed, we entered into retirement agreements with two of our executive vice presidents during the first quarter of 2019. The retirement and other benefits payable under the agreements are included in the estimated charges set forth above.

-  21  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(17)Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
Brand:(1)
Green Giant - frozen	$100,863	$94,889
Spices & Seasonings(2)	63,226	62,760
Ortega	37,252	37,854
Green Giant - shelf stable(3)	26,439	25,683
Maple Grove Farms of Vermont	17,897	16,965
Cream of Wheat	17,410	18,424
Back to Nature	16,662	20,040
Mrs. Dash	15,208	16,736
Pirate Brands(4)	—	20,996
All other brands	117,777	117,382
Total	$412,734	$431,729

(1)

Table includes net sales for each of our brands whose net sales for the first quarter of 2019 or fiscal 2018 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.

(2)

Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, including French’s® seasoning mixes, which we discontinued during the third quarter of 2018 following the expiration of a licensing agreement. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.

(3)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(4)	See Note 3, “Acquisitions and Divestitures.”

(18)Guarantor and Non-Guarantor Financial Information

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

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of March 30, 2019 and December 29, 2018, the related condensed consolidating statement of operations for the thirteen weeks ended March 30, 2019 and March 31, 2018 and the related condensed consolidating statement of cash flows for the thirteen weeks ended March 30, 2019 and March 31, 2018 for:

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

As of March 30, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$10,105	$1,179	$—	$11,284
Trade accounts receivable, net	—	152,063	10,711	—	162,774
Inventories, net	—	313,307	62,086	—	375,393
Prepaid expenses and other current assets	—	17,133	3,997	—	21,130
Income tax receivable	—	1	1,520	—	1,521
Total current assets	—	492,609	79,493	—	572,102

Property, plant and equipment, net	—	238,180	44,366	—	282,546
Operating lease right-of-use assets	—	37,443	93	—	37,536
Goodwill	—	584,435	—	—	584,435
Other intangibles, net	—	1,591,078	—	—	1,591,078
Other assets	—	1,122	14	—	1,136
Deferred income taxes	—	—	5,350	—	5,350
Investments in subsidiaries	2,561,372	100,585	—	(2,661,957)	—
Total assets	$2,561,372	$3,045,452	$129,316	$(2,661,957)	$3,074,183

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$—	$110,941	$15,267	$—	$126,208
Accrued expenses	—	63,349	3,565	—	66,914
Operating lease liabilities, current portion	—	9,081	43	—	9,124
Income tax payable	—	33,276	—	—	33,276
Dividends payable	31,016	—	—	—	31,016
Intercompany payables	—	(9,791)	9,791	—	—
Total current liabilities	31,016	206,856	28,666	—	266,538

Long-term debt	1,653,237	(16,483)	—	—	1,636,754
Deferred income taxes	—	239,881	—	—	239,881
Long-term operating lease liabilities, net of current portion	—	31,240	64	—	31,304
Other liabilities	—	22,587	—	—	22,587
Total liabilities	1,684,253	484,081	28,730	—	2,197,064

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	653	—	—	—	653
Additional paid-in capital	75,001	1,762,131	68,253	(1,830,384)	75,001
Accumulated other comprehensive loss	(21,882)	(21,882)	(9,820)	31,702	(21,882)
Retained earnings	823,347	821,122	42,153	(863,275)	823,347
Total stockholders’ equity	877,119	2,561,371	100,586	(2,661,957)	877,119
Total liabilities and stockholders’ equity	$2,561,372	$3,045,452	$129,316	$(2,661,957)	$3,074,183

-  23  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

As of December 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$9,871	$1,777	$—	$11,648
Trade accounts receivable, net	—	140,464	11,243	—	151,707
Inventories, net	—	332,774	68,581	—	401,355
Prepaid expenses and other current assets	—	15,995	3,993	—	19,988
Income tax receivable	—	—	1,398	—	1,398
Total current assets	—	499,104	86,992	—	586,096

Property, plant and equipment, net	—	238,128	44,425	—	282,553
Goodwill	—	584,435	—	—	584,435
Other intangibles, net	—	1,595,569	—	—	1,595,569
Other assets	—	1,193	13	—	1,206
Deferred income taxes	—	—	4,940	—	4,940
Investments in subsidiaries	2,584,598	93,069	—	(2,677,667)	—
Total assets	$2,584,598	$3,011,498	$136,370	$(2,677,667)	$3,054,799

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$—	$115,946	$24,054	$—	$140,000
Accrued expenses	—	53,386	2,274	—	55,660
Income tax payable	—	31,247	377	—	31,624
Dividends payable	31,178	—	—	—	31,178
Intercompany payables	—	(16,581)	16,581	—	—
Total current liabilities	31,178	183,998	43,286	—	258,462

Long-term debt	1,653,371	(17,490)	—	—	1,635,881
Deferred income taxes	—	235,902	—	—	235,902
Other liabilities	—	24,490	15	—	24,505
Total liabilities	1,684,549	426,900	43,301	—	2,154,750

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	656	—	—	—	656
Additional paid-in capital	116,339	1,803,769	68,253	(1,872,022)	116,339
Accumulated other comprehensive loss	(23,502)	(23,502)	(11,279)	34,781	(23,502)
Retained earnings	806,556	804,331	36,095	(840,426)	806,556
Total stockholders’ equity	900,049	2,584,598	93,069	(2,677,667)	900,049
Total liabilities and stockholders’ equity	$2,584,598	$3,011,498	$136,370	$(2,677,667)	$3,054,799

-  24  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended March 30, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$390,167	$55,025	$(32,458)	$412,734
Cost of goods sold	—	306,300	50,813	(32,458)	324,655
Gross profit	—	83,867	4,212	—	88,079

Operating expenses:
Selling, general and administrative expenses	—	40,055	(1,758)	—	38,297
Amortization expense	—	4,491	—	—	4,491
Operating income	—	39,321	5,970	—	45,291

Other income and expenses:
Interest expense, net	—	23,074	—	—	23,074
Other income	—	(258)	—	—	(258)
Income before income tax expense	—	16,505	5,970	—	22,475
Income tax expense	—	5,772	(88)	—	5,684
Equity in earnings of subsidiaries	16,791	6,058	—	(22,849)	—
Net income	$16,791	$16,791	$6,058	$(22,849)	$16,791
Comprehensive income (loss)	$18,411	$16,629	$7,516	$(24,145)	$18,411

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended March 31, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$407,848	$52,315	$(28,434)	$431,729
Cost of goods sold	—	311,225	45,582	(28,434)	328,373
Gross profit	—	96,623	6,733	—	103,356

Operating expenses:
Selling, general and administrative expenses	—	39,139	3,429	—	42,568
Amortization expense	—	4,609	—	—	4,609
Operating income	—	52,875	3,304	—	56,179

Other income and expenses:
Interest expense, net	—	28,306	—	—	28,306
Loss on extinguishment of debt	—	2,778	—	—	2,778
Other income	—	(2,054)	—	—	(2,054)
Income before income tax expense	—	23,845	3,304	—	27,149
Income tax expense	—	5,498	1,104	—	6,602
Equity in earnings of subsidiaries	20,547	2,200	—	(22,747)	—
Net income	$20,547	$20,547	$2,200	$(22,747)	$20,547
Comprehensive income (loss)	$23,790	$20,436	$5,332	$(25,768)	$23,790

-  25  -

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended March 30, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$43,330	$7,014	$—	$50,344

Cash flows from investing activities:
Capital expenditures	—	(7,802)	(846)	—	(8,648)
Net cash used in investing activities	—	(7,802)	(846)	—	(8,648)

Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(40,000)	—	—	—	(40,000)
Borrowings under revolving credit facility	40,000	—	—	—	40,000
Dividends paid	(31,178)	—	—	—	(31,178)
Payments for the repurchase of common stock, net	(10,000)	—	—	—	(10,000)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(905)	—	—	(905)
Intercompany transactions	41,178	(34,389)	(6,789)	—	—
Net cash used in financing activities	—	(35,294)	(6,789)	—	(42,083)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	23		23
Net increase (decrease) in cash and cash equivalents	—	234	(598)	—	(364)
Cash and cash equivalents at beginning of period	—	9,871	1,777	—	11,648
Cash and cash equivalents at end of period	$—	$10,105	$1,179	$—	$11,284

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended March 31, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$69,554	$4,190	$—	$73,744

Cash flows from investing activities:
Capital expenditures	—	(4,504)	(468)	—	(4,972)
Net cash used in investing activities	—	(4,504)	(468)	—	(4,972)

Cash flows from financing activities:
Repayments of long-term debt	(125,000)	—	—	—	(125,000)
Dividends paid	(30,922)	—	—	—	(30,922)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,832)	—	—	(1,832)
Intercompany transactions	155,922	(161,300)	5,378	—	—
Net cash (used in) provided by financing activities	—	(163,132)	5,378	—	(157,754)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	620	—	620
Net (decrease) increase in cash and cash equivalents	—	(98,082)	9,720	—	(88,362)
Cash and cash equivalents at beginning of period	—	204,815	1,691	—	206,506
Cash and cash equivalents at end of period	$—	$106,733	$11,411	$—	$118,144

-  26  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended March 30, 2019 (first quarter of 2019) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2018 (fiscal 2018) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2019 (which we refer to as our 2018 Annual Report on Form 10-K).

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

On October 17, 2018, we completed the sale of Pirate Brands, which includes the Pirate’s Booty,  Smart Puffs and Original Tings brands to The Hershey Company. We refer to this divestiture in this report as the “Pirate Brands sale.” This divestiture affects comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading “Forward‑Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs. We purchase raw materials, including agricultural products, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly. For example, we have experienced industry-wide and anticipated significant increases in freight expenses and we expect freight expenses to continue to remain elevated for the foreseeable future.

-  27  -

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

We attempt to manage cost inflation risk by locking in prices through short term supply contracts and advance commodities purchase agreements and by implementing cost savings measures. We also attempt to offset rising input costs by raising sales prices to our customers. For example, in response to inflationary pressure, we announced list price increases for the majority of our products during the first quarter of 2018 and the first quarter of 2019. We saw some benefit from the 2018 list price increases during fiscal 2018 and the first quarter of 2019, and we expect additional benefit from the 2018 and 2019 list price increases during the remainder of fiscal 2019. However, increases in the prices we charge our customers often lag behind rising input costs and competitive pressures may limit our ability to quickly raise prices, or to raise prices at all, in response to rising costs. Moreover, customer and consumer acceptance of price increases cannot be assured.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first quarter of 2019 and 2018, our net sales to customers in foreign countries represented approximately 7.7% and 6.7%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant  frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

-  28  -

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve trade and consumer promotion expenses; allowances for excess, obsolete and unsaleable inventories; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; the determination of the useful life of customer relationship and finite-lived trademark intangibles; and the accounting for share-based compensation expense. Actual results could differ significantly from these estimates and assumptions.

In our 2018 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. There have been no material changes to these policies from those disclosed in our 2018 Annual Report on Form 10-K.

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

The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2019 and 2018. Our consolidated effective tax rate for the first quarter of 2019 and fiscal 2018 was 25.3% and 22.4%, respectively.

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

The SEC issued guidance on December 23, 2017 providing a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As of March 30, 2019, we have recorded all known and estimable impacts of the U.S. Tax Act that are effective for fiscal 2019.

The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2019 and beyond may differ from the estimates provided in this report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that currently contemplated.

-  29  -

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2019 and 2018 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	78.7%	76.1%
Gross profit	21.3%	23.9%

Operating expenses:
Selling, general and administrative expenses	9.3%	9.9%
Amortization expense	1.0%	1.0%
Operating income	11.0%	13.0%

Other income and expenses:
Interest expense, net	5.7%	6.6%
Loss on extinguishment of debt	—%	0.6%
Other income	(0.1)%	(0.5)%
Income before income tax expense	5.4%	6.3%
Income tax expense	1.3%	1.5%
Net income	4.1%	4.8%

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

Selling, General and Administrative Expenses. Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses. Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, a portion of our warehousing expenses, information technology and communication costs, office rent, utilities, supplies, professional services, severance, acquisition/divestiture-related expenses and other general corporate expenses.

Amortization Expense. Amortization expense includes the amortization expense associated with customer relationships, finite-lived trademarks and other intangibles.

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

Base Business Net Sales. Base business net sales is a non-GAAP financial measure used by management to measure operating performance. We define base business net sales as our net sales excluding (1) the net sales of acquisitions until at least one full quarter of net sales from such acquisitions are included in both comparable periods, (2) net sales of discontinued or divested brands and (3) net sales of our IQF bulk rice products, see footnote 2 to the table below. The portion of current period net sales attributable to recent acquisitions for which there is not at least one full quarter of net sales in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the last day of the quarter in which the first anniversary of the date of acquisition occurs, and the period from the date of acquisition to the end of the quarter in which the acquisition occurred. For discontinued or divested brands, the entire amount of net sales is excluded from each fiscal period being compared. Management has included this financial measure because it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued or divested brands.

A reconciliation of base business net sales to reported net sales for the first quarter of 2019 and 2018 follows (in thousands):

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
Net sales	$412,734	$431,729
Net sales from acquisitions(1)	(3,269)	—
Net sales of non-branded IQF bulk rice products(2)	—	(578)
Net sales from divested and discontinued brands(3)	—	(21,828)
Base business net sales	$409,465	$409,323

(1)	Reflects net sales for McCann’s for the first quarter of 2019. McCann’s was acquired on July 16, 2018.
(2)

Reflects net sales of our non-branded individually quick frozen (IQF) bulk rice products, which is a product line we acquired as part of the Green Giant acquisition, and which we are excluding from net sales for the purposes of calculating base business net sales because we do not consider the non-branded IQF bulk rice products to be part of our core business or material. We discontinued the sale of non-branded IQF bulk rice products during the fourth quarter of 2018.

(3)

Reflects net sales of Pirate Brands and French’s® seasoning mixes. We completed the divestiture of Pirate Brands on October 17, 2018. We discontinued the sale of French’s products during the third quarter of 2018 following the expiration of a licensing agreement.

-  31  -

EBITDA and Adjusted EBITDA. EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up, and gains and losses on the sale of assets); non-recurring expenses, gains and losses, including severance and other expenses relating to a workforce reduction; and the non-cash accounting impact of our inventory reduction plan. Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the first quarter of 2019 and 2018 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
Net income	$16,791	$20,547
Income tax expense	5,684	6,602
Interest expense, net	23,074	28,306
Depreciation and amortization	13,863	13,064
Loss on extinguishment of debt(1)	—	2,778
EBITDA	59,412	71,297
Acquisition/divestiture-related and non-recurring expenses(2)	3,696	3,269
Inventory reduction plan impact(3)	12,722	14,850
Adjusted EBITDA	75,830	89,416
Income tax expense	(5,684)	(6,602)
Interest expense, net	(23,074)	(28,306)
Acquisition/divestiture-related and non-recurring expenses(2)	(3,696)	(3,269)
Inventory reduction plan impact(3)	(12,722)	(14,850)
Write-off of property, plant and equipment	1	21
Deferred income taxes	3,575	4,821
Amortization of deferred financing costs and bond discount	873	1,545
Share-based compensation expense	580	838
Changes in assets and liabilities, net of effects of business combinations	14,661	30,130
Net cash provided by operating activities	$50,344	$73,744

(1)

Loss on extinguishment of debt for the first quarter of 2018 included the write-off of deferred debt financing costs and unamortized discount of $2.4 million and $0.4 million, respectively, relating to the prepayment of outstanding borrowings under our tranche B term loans.

(2)

Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2019 of $3.7 million primarily include divestiture expenses for the Pirate Brands sale and severance and other expenses relating to a workforce reduction. Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2018 of $3.3 million primarily included acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions.

(3)

For the first quarter of 2019, inventory reduction plan impact of $12.7 million includes the underutilization of our manufacturing facilities as we reduced inventory during the implementation of an inventory reduction plan. For the first quarter of 2018, the inventory reduction plan impact of $14.9 million included fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in the first quarter of 2018 as part of our inventory reduction plan.

-  33  -

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the first quarter of 2019 and 2018 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended
	March 30,	March 31,
	2019	2018
Net income	$16,791	$20,547
Loss on extinguishment of debt, net of tax(1)	—	2,102
Acquisition/divestiture-related and non-recurring expenses, net of tax(2)	2,761	2,474
Inventory reduction plan impact, net of tax(3)	9,505	11,238
Adjusted net income	$29,057	$36,361
Adjusted diluted earnings per share	$0.44	$0.55

(1)

Loss on extinguishment of debt for the first quarter of 2018 included the write-off of deferred debt financing costs and unamortized discount of $1.8 million, net of tax, and $0.3 million, net of tax, respectively, relating to the prepayment of outstanding borrowings under our tranche B term loans.

(2)

Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2019 primarily include divestiture expenses for the Pirate Brands sale and severance and other expenses relating to a workforce reduction. Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2018 primarily included acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions.

(3)

For the first quarter of 2019, inventory reduction plan impact of $12.7 million (or $9.5 million net of taxes) includes the underutilization of our manufacturing facilities as we reduced inventory during the implementation of an inventory reduction plan. For the first quarter of 2018, the inventory reduction plan impact of $14.9 million (or $11.2 million net of taxes) included fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in the first quarter of 2018 as part of our inventory reduction plan.

First quarter of 2019 compared to the first quarter of 2018

Net Sales. We generated net sales of $412.7 million for the first quarter of 2019, compared to $431.7 million for the first quarter of 2018. The decrease was primarily attributable to the Pirate Brands divestiture, offset in part by the McCann’s acquisition. Net sales of Pirate Brands, which was sold on October 17, 2018 and therefore not part of our first quarter of 2019 results, were $21.0 million during the first quarter of 2018. Net sales of McCann’s, which was acquired on July 16, 2018 and therefore not part of our first quarter of 2018 results, contributed $3.3 million to our net sales for the first quarter of 2019.

Base business net sales for the first quarter of 2019 increased $0.2 million to $409.5 million from $409.3 million for the first quarter of 2018. The increase was attributable to an increase in net pricing of $7.3 million, or 1.8% of base business net sales, offset by a decrease in unit volume for the base business of $7.1 million.

Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $6.9 million, or 5.4%, in the first quarter of 2019, as compared to the first quarter of 2018, as net sales in both frozen and shelf stable products increased. Net sales of Green Giant frozen increased $6.0 million, or 6.3%, for the quarter. Net sales of Green Giant shelf stable (including Le Sueur) increased $0.9 million, or 2.8%, for the first quarter of 2019.

-  34  -

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first quarter of 2019 or fiscal 2018 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following chart sets forth the most significant base business net sales increases and decreases by brand for those brands for the first quarter of 2019:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - frozen	$6.0	6.3%
Spices & Seasonings(1)	1.3	2.1%
Maple Grove Farms of Vermont	0.9	5.5%
Green Giant - shelf stable(2)	0.9	2.8%
Back to Nature	(3.3)	(16.9)%
Mrs. Dash	(1.5)	(9.1)%
Cream of Wheat	(1.0)	(5.5)%
Ortega	(0.6)	(1.6)%
All other brands	(2.5)	(2.3)%
Base business net sales increase	$0.2	< 0.1%

(1)

Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands or net sales for French’s® seasoning mixes, which we discontinued during the third quarter of 2018 following the expiration of a licensing agreement.

(2)	Includes net sales of the Le Sueur brand.

Gross Profit. Gross profit was $88.1 million for the first quarter of 2019, or 21.3% of net sales. Excluding the negative impact of $13.1 million of acquisition/divestiture-related and non-recurring expenses during the first quarter of 2019, which includes expenses related to our inventory reduction plan, our gross profit would have been $101.2 million, or 24.5% of net sales for the first quarter of 2019. Gross profit was $103.4 million for the first quarter of 2018, or 23.9% of net sales. Excluding the negative impact of $16.1 million of acquisition-related and non-recurring charges during the first quarter of 2018, which includes expenses relating to our inventory reduction plan, our gross profit would have been $119.5 million, or 27.7% of net sales, for the first quarter of 2018. For the first quarter of 2019, gross profit benefited from an increase in net pricing of $7.3 million and was negatively impacted by our inventory reduction plan, input cost inflation (inclusive of freight, warehousing and procurement), and product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.3 million, or 10.0%, to $38.3 million for the first quarter of 2019 from $42.6 million for the first quarter of 2018. The decrease was composed of decreases in consumer marketing expenses of $3.3 million, selling expenses of $1.6 million, warehousing expenses of $0.3 million and general and administrative expenses of $0.3 million, partially offset by an increase in acquisition/divestiture-related and non-recurring expenses of $1.2 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.6 percentage points to 9.3% for the first quarter of 2019, compared to 9.9% for the first quarter of 2018.

Amortization Expense. Amortization expense decreased $0.1 million to $4.5 million for the first quarter of 2019 from $4.6 million for the first quarter of 2018 due to the McCann’s acquisition completed in fiscal 2018, partially offset by the Pirate Brands sale completed in fiscal 2018.

Operating Income. As a result of the foregoing, operating income decreased $10.9 million, or 19.4%, to $45.3 million for the first quarter of 2019 from $56.2 million for the first quarter of 2018. Operating income expressed as a percentage of net sales decreased to 11.0% in the first quarter of 2019 from 13.0% in the first quarter of 2018.

-  35  -

Net Interest Expense. Net interest expense decreased $5.2 million, or 18.5%, to $23.1 million for the first quarter of 2019 from $28.3 million in the first quarter of 2018. The decrease was primarily attributable to a reduction in long-term debt outstanding during the first quarter of 2019 as compared to the first quarter of 2018, primarily as a result of the use of the net proceeds from the sale of Pirate Brands to prepay long-term debt during the fourth quarter of 2018 and other prepayments of long-term debt made earlier during the first and second quarters of 2018. At the end of the first quarter of 2019, we had long-term debt outstanding of $1.637 billion, compared to $2.097 billion at the end of the first quarter of 2018, a decrease of $460.1 million, or 21.9%. See “—Liquidity and Capital Resources — Debt” below.

Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for the first quarter of 2019, compared to a loss on extinguishment of debt for the first quarter of 2018 of $2.8 million, which included the write-off of deferred debt financing costs and unamortized discount of $2.4 million and $0.4 million, respectively, relating to the repayment of $125.0 million aggregate principal amount of our tranche B term loans.

Other Income. Other income for the first quarter of 2019 and 2018 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million and $1.5 million, respectively. Other income for the first quarter of 2019 and 2018 also includes the impact of the newly adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit, in the amount of $0.3 million and $0.6 million, respectively.

Income Tax Expense. Income tax expense decreased $0.9 million to $5.7 million for the first quarter of 2019 from $6.6 million for the first quarter of 2018. Our effective tax rate was 25.3% for the first quarter of 2019 and 24.3% for the first quarter of 2018. See “U.S. Tax Act” above.

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

Cash Flows

Net cash provided by operating activities decreased $23.4 million to $50.3 million for the first quarter of 2019 from $73.7 million for the first quarter of 2018. The decrease in net cash provided by operating activities primarily reflects unfavorable working capital (comprised of changes in inventories, prepaid expenses and other current assets, trade accounts payable, accrued expenses and other liabilities) comparisons to the first quarter of 2018, mainly related to inventory, with a decrease in inventory of $27.3 million for the first quarter of 2019 as compared to a decrease in inventory of $46.1 million during the first quarter of 2018. The inventory reduction in the first quarter of 2018 was primarily attributable to our inventory reduction plan. The decrease in net cash provided by operating activities was also due to the timing of payments received in 2018 from post-acquisition transition services agreements.

Net cash used in investing activities for the first quarter of 2019 increased $3.6 million to $8.6 million from $5.0 million for the first quarter of 2018. The increase was attributable to an increase in capital spending. Capital expenditures in the first quarter of 2019 and 2018 included expenditures for building improvements, purchases of manufacturing and computer equipment.

Net cash used in financing activities for the first quarter of 2019 decreased $115.7 million to $42.1 million as compared to net cash used in financing activities of $157.8 million for the first quarter of 2018. Net cash used in financing activities for the first quarter of 2018 included the repayment of $125.0 million of tranche B term loans.

We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2019 through 2034. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments.

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

For the first quarter of 2019 and 2018, we had net cash provided by operating activities of $50.3 million and $73.7 million, respectively, and distributed as dividends $31.2 million and $30.9 million, respectively. Based upon our current dividend rate of $1.90 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2019 to be approximately $124.1 million.

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

We financed the McCann’s acquisition, completed in July 2018, with cash on hand and additional revolving loans under our existing credit facility. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

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

-  37  -

We made optional prepayments of our tranche B term loans of $125.0 million principal amount in the first quarter of 2018 and $25.0 million principal amount in the second quarter of 2018. On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale. On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement. As a result of the optional and mandatory prepayments of the tranche B term loans, we recognized a loss on extinguishment of debt of $13.1 million in fiscal 2018, including $2.8 million in the first quarter of 2018.

As of the date of this report, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $2.2 million, was $647.8 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. At March 30, 2019, there was $50.0 million outstanding under our revolving credit facility. The revolving credit facility matures on November 21, 2022.

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

Interest under the tranche B term loan facility was determined based on alternative rates that we could choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. As of March 30, 2019, there were no tranche B term loans outstanding under our credit facility.

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

-  38  -

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

Under that authorization, we repurchased and retired 1,397,148 shares of common stock at an average price per share (excluding fees and commissions) of $26.41, or $36.9 million in the aggregate, including 407,022 shares of common stock at an average price per share (excluding fees and commissions) of $24.55, or $10.0 million in the aggregate, during the first quarter of 2019. We did not repurchase any shares of common stock during the first quarter of 2018.

On March 12, 2019, our board of directors authorized an extension of our stock repurchase program from March 15, 2019 to March 15, 2020. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. Therefore, as of March 30, 2019, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

Under the authorization, we may purchase shares of common stock from time to time in the open market or in privately negotiated transactions in compliance with the applicable rules and regulations of the SEC.

The timing and amount of future stock repurchases, if any, under the program will be at the discretion of management, and will depend on available cash, market conditions and other considerations. Therefore, we cannot assure you as to the number or aggregate dollar amount of additional shares, if any, that will be repurchased under the repurchase program. We may discontinue the program at any time. Any shares repurchased pursuant to the repurchase program will be retired.

Future Capital Needs

On March 30, 2019, our total long-term debt of $1,636.8 million, net of our cash and cash equivalents of $11.3 million, was $1,625.5 million. Stockholders’ equity as of that date was $877.1 million.

-  39  -

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

We expect to make capital expenditures of approximately $45.0 million to $50.0 million in the aggregate during fiscal 2019, $8.8 million of which were made during the first quarter. Our projected capital expenditures for fiscal 2019 include, among other things, approximately $9.1 million in connection with the implementation of a new enterprise resource planning (ERP) system, $5.4 million for new productivity projects, $4.4 million for IT infrastructure enhancements, including cyber security, and $3.8 million to fund infrastructure optimization projects.

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

Inflation

See “—General—Fluctuations in Commodity Prices and Production and Distribution Costs” above.

Contingencies

See Note 12, “Commitments and Contingencies,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Newly Adopted Accounting Standards” and “—Recently Issued Accounting Standards,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Off-balance Sheet Arrangements

As of March 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations. During the first quarter of 2019, except for the prepayment of a portion of our tranche B term loans, see “—Debt” above, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2018 Annual Report on Form 10-K.

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

-  40  -

Interest Rate Risk. In the normal course of operations, we are exposed to market risks relating to our long-term debt arising from adverse changes in interest rates. Market risk is defined for these purposes as the potential change in the fair value of a financial asset or liability resulting from an adverse movement in interest rates.

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At March 30, 2019, we had $1,600.0 million of fixed rate debt and $50.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at March 30, 2019, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $0.5 million.

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of March 30, 2019 and December 29, 2018 are as follows (in thousands):

	March 30, 2019				December 29, 2018
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$50,000		$50,000	(1)	$50,000		$50,000	(1)
4.625% senior notes due 2021	700,000		699,125	(2)	700,000		684,250	(2)
5.25% senior notes due 2025	$903,236	(3)	$867,107	(2)	$903,371	(3)	$837,877	(2)

(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	Fair values are estimated based on quoted market prices.
(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At March 30, 2019 and December 29, 2018 the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first quarter of 2019, our net sales to customers in foreign countries represented approximately 7.7% of our total net sales. During the first quarter of 2018, our net sales to customers in foreign countries represented approximately 6.7% of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

-  41  -

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

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2017. Since then, we have been planning for the transition of the remainder of our business to that new ERP system. Implementation and transition efforts continued during the first quarter of 2019. We currently expect the implementation and transition to the new ERP system to be completed during the second or third quarter of 2019. In connection with the implementation and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation and transition. To date, the implementation and transition have not materially affected, and upon completion we do not expect the implementation and transition to have any material effect on, our internal control over financial reporting.

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

-  42  -

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 12 to our unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2018 Annual Report on Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the first quarter of 2019.

Issuer Purchases of Equity Securities

A summary of our common stock purchased by the company during the first quarter of 2019 is set forth in the table below.

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2018 - January 26, 2019	-		$-	-	$23,080,321
January 27, 2019 - February 23, 2019	-		$-	-	$23,080,321
February 24, 2019 - March 30, 2019	407,022	(1)	$24.55	407,022	$50,000,000	(2)
Total	407,022		$24.55	407,022	$50,000,000

(1)

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of our company’s common stock through March 15, 2019. During the first quarter of 2019, we repurchased and retired 407,022 shares of common stock pursuant to the stock repurchase program. As of March 30, 2019, we had $50.0 million available for future purchases of common stock under the stock repurchase program due to the extension of our stock repurchase program described in note (2) below.

(2)

On March 12, 2019, our board of directors authorized an extension of our stock repurchase program from March 15, 2019 to March 15, 2020. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

-  43  -

Item 5.Other Information

Not applicable.

Item 6.Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Form of B&G Foods, Inc. Performance Share Long-Term Incentive Award Agreement.

10.2	Form of B&G Foods, Inc. Stock Option Agreement (Non-Qualified Stock Option).

10.3	Form of B&G Foods, Inc. Non-Employee Director Stock Option Agreement (Non-Qualified Stock Option).

10.4	Form of B&G Foods, Inc. Restricted Stock Award Agreement.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101.1

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

-  44  -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2019	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

-  45  -