Form 10-Q
period 2019-06-29
B&G Foods, Inc.
filed 2019-08-06
CIK 1278027

As filed with the Securities and Exchange Commission on August 6, 2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2019

or

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

As of July 30, 2019, the registrant had 65,375,514 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage;
●	the effects of rising costs for our raw materials, packaging and ingredients;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions or our failure to realize anticipated revenue enhancements, cost savings or other synergies;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
●	future impairments of our goodwill and intangible assets;
●	our ability to successfully complete the implementation and operate a new enterprise resource planning (ERP) system;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	our sustainability initiatives and changes to environmental laws and regulations;
●	other factors that affect the food industry generally, including:
●	recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;
●	competitors’ pricing practices and promotional spending levels;
●	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

- ii -

●	the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and
●	other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report on Form 10-K.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 29,	December 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$19,911	$11,648
Trade accounts receivable, net	136,493	151,707
Inventories	404,754	401,355
Prepaid expenses and other current assets	26,223	19,988
Income tax receivable	10,056	1,398
Total current assets	597,437	586,096

Property, plant and equipment, net of accumulated depreciation of $249,862 and $230,200 as of June 29, 2019 and December 29, 2018, respectively	305,322	282,553
Operating lease right-of-use assets	42,059	—
Goodwill	597,827	584,435
Other intangibles, net	1,622,477	1,595,569
Other assets	1,083	1,206
Deferred income taxes	5,562	4,940
Total assets	$3,171,767	$3,054,799

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$113,536	$140,000
Accrued expenses	43,240	55,660
Operating lease liabilities, current portion	9,915	—
Income tax payable	410	31,624
Dividends payable	31,053	31,178
Total current liabilities	198,154	258,462

Long-term debt	1,802,626	1,635,881
Deferred income taxes	243,754	235,902
Long-term operating lease liabilities, net of current portion	35,421	—
Other liabilities	23,452	24,505
Total liabilities	2,303,407	2,154,750
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 65,375,514 and 65,638,701 shares issued and outstanding as of June 29, 2019 and December 29, 2018, respectively	654	656
Additional paid-in capital	46,284	116,339
Accumulated other comprehensive loss	(20,176)	(23,502)
Retained earnings	841,598	806,556
Total stockholders’ equity	868,360	900,049
Total liabilities and stockholders’ equity	$3,171,767	$3,054,799

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net sales	$371,197	$388,378	$783,931	$820,107
Cost of goods sold	279,330	307,205	603,985	635,578
Gross profit	91,867	81,173	179,946	184,529

Operating expenses:
Selling, general and administrative expenses	39,856	37,272	78,153	79,840
Amortization expense	4,601	4,609	9,092	9,218
Operating income	47,410	39,292	92,701	95,471

Other income and expenses:
Interest expense, net	23,179	27,607	46,253	55,913
Loss on extinguishment of debt	—	546	—	3,324
Other (income) expense	(525)	388	(783)	(1,666)
Income before income tax expense	24,756	10,751	47,231	37,900
Income tax expense	6,505	2,775	12,189	9,377
Net income	$18,251	$7,976	$35,042	$28,523

Weighted average shares outstanding:
Basic	65,341	66,307	65,464	66,412
Diluted	65,391	66,354	65,504	66,535

Earnings per share:
Basic	$0.28	$0.12	$0.54	$0.43
Diluted	$0.28	$0.12	$0.53	$0.43

Cash dividends declared per share	$0.475	$0.475	$0.950	$0.940

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net income	$18,251	$7,976	$35,042	$28,523

Other comprehensive income:
Foreign currency translation adjustments	1,543	(5,659)	3,001	(2,527)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	163	138	325	249
Other comprehensive income (loss)	1,706	(5,521)	3,326	(2,278)
Comprehensive income	$19,957	$2,455	$38,368	$26,245

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of June 29, 2019

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 29, 2018	65,638,701	$656	$116,339	$(23,502)	$806,556	$900,049
Foreign currency translation	—	—	—	1,458	—	1,458
Change in pension benefit (net of $53 of income taxes)	—	—	—	162	—	162
Net income	—	—	—	—	16,791	16,791
Share-based compensation	—	—	580	—	—	580
Issuance of common stock for share-based compensation	65,928	1	(906)	—	—	(905)
Repurchase of common stock	(407,022)	(4)	(9,996)	—	—	(10,000)
Dividends declared on common stock, $0.475 per share	—	—	(31,016)	—	—	(31,016)
Balance at March 30, 2019	65,297,607	$653	$75,001	$(21,882)	$823,347	$877,119
Foreign currency translation	—	—	—	1,543	—	1,543
Change in pension benefit (net of $52 of income taxes)	—	—	—	163	—	163
Net income	—	—	—	—	18,251	18,251
Share-based compensation	77,907	1	2,336	—	—	2,337
Dividends declared on common stock, $0.475 per share	—	—	(31,053)	—	—	(31,053)
Balance at June 29, 2019	65,375,514	$654	$46,284	$(20,176)	$841,598	$868,360

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of June 30, 2018

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 30, 2017	66,499,044	$665	$266,789	$(20,756)	$634,121	$880,819
Foreign currency translation	—	—	—	3,132	—	3,132
Change in pension benefit (net of $36 of income taxes)	—	—	—	111	—	111
Net income	—	—	—	—	20,547	20,547
Share-based compensation	—	—	838	—	—	838
Issuance of common stock for share-based compensation	94,076	1	(1,834)	—	—	(1,833)
Repurchase of common stock	—	—	—	—	—	—
Dividends declared on common stock, $0.475 per share	—	—	(30,966)	—	—	(30,966)
Balance at March 31, 2018	66,593,120	$666	$234,827	$(17,513)	$654,668	$872,648
Foreign currency translation	—	—	—	(5,659)	—	(5,659)
Change in pension benefit (net of $46 of income taxes)	—	—	—	138	—	138
Net income	—	—	—	—	7,976	7,976
Share-based compensation	—	—	1,759	—	—	1,759
Issuance of common stock for share-based compensation	33,920	—	—	—	—	—
Repurchase of common stock	(694,749)	(7)	(18,523)	—	—	(18,530)
Dividends declared on common stock, $0.475 per share	—	—	(31,318)	—	—	(31,318)
Balance at June 30, 2018	65,932,291	$659	$186,745	$(23,034)	$662,644	$827,014

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 29,	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$35,042	$28,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,420	26,407
Amortization of operating lease right-of-use assets	5,377	—
Amortization of deferred debt financing costs and bond discount/premium	1,745	2,976
Deferred income taxes	7,240	7,511
Write-off of property, plant, and equipment	13	29
Loss on extinguishment of debt	—	3,324
Share-based compensation expense	1,964	2,597
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	21,246	2,397
Inventories	10,251	51,744
Prepaid expenses and other current assets	(5,035)	(4,320)
Income tax receivable/payable	(39,759)	51
Other assets	122	161
Trade accounts payable	(32,335)	(6,374)
Accrued expenses	(16,749)	(11,647)
Other liabilities	(696)	1,425
Net cash provided by operating activities	16,846	104,804

Cash flows from investing activities:
Capital expenditures	(18,148)	(17,208)
Payments for acquisition of businesses, net of cash acquired	(82,430)	—
Net cash used in investing activities	(100,578)	(17,208)

Cash flows from financing activities:
Repayments of long-term debt	—	(150,000)
Repayments of borrowings under revolving credit facility	(95,000)	—
Borrowings under revolving credit facility	260,000	—
Dividends paid	(62,194)	(61,888)
Payments for repurchase of common stock, net	(10,000)	(18,529)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(905)	(1,832)
Net cash provided by (used in) financing activities	91,901	(232,249)

Effect of exchange rate fluctuations on cash and cash equivalents	94	987
Net decrease in cash and cash equivalents	8,263	(143,666)

Cash and cash equivalents at beginning of period	11,648	206,506
Cash and cash equivalents at end of period	$19,911	$62,840

Supplemental disclosures of cash flow information:
Cash interest payments	$45,302	$53,025
Cash income tax payments	$44,710	$1,628
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$31,053	$31,318
Accruals related to purchases of property, plant and equipment	$2,142	$206
Right-of-use assets obtained in exchange for new operating lease liabilities	$533	$—

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, cookies and crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Back to Nature, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Davis, Devonsheer, Don Pepino, Durkee, Emeril’s, Grandma’s Molasses, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Red Devil, Regina, Rumford, Sa-són, Sclafani, SnackWell’s, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s. We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended June 29, 2019 (second quarter and first two quarters of 2019) and June 30, 2018 (second quarter and first two quarters of 2018) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of June 29, 2019, and the results of our operations, comprehensive income and cash flows for the second quarter and first two quarters of 2019 and 2018. Our results of operations for the second quarter and first two quarters of 2019 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2018 filed with the SEC on February 26, 2019.

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

(3)	Acquisitions and Divestitures

Clabber Girl

On May 15, 2019, we acquired Clabber Girl Corporation, a leader in baking products, including baking powder, baking soda and corn starch, from Hulman & Company for approximately $84.6 million in cash, subject to customary closing and post-closing working capital adjustments. In addition to Clabber Girl, the number one retail baking powder brand, Clabber Girl Corporation’s product offerings include the Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes. We refer to this acquisition as the “Clabber Girl acquisition.”

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the preliminary allocation of the Clabber Girl acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. We anticipate completing the purchase price allocation during the second quarter of fiscal 2020.

Clabber Girl Acquisition (in thousands):

Preliminary Allocation:	May 15, 2019
Cash and cash equivalents	$2,202
Trade accounts receivable, net	5,627
Inventories	11,305
Prepaid expenses and other current assets	154
Income tax receivable	7
Property, plant and equipment, net	20,697
Operating lease right-of-use assets	6,488
Trademarks — indefinite-lived intangible assets	18,500
Customer relationship intangibles — finite-lived intangible assets	17,500
Trade accounts payable	(3,007)
Accrued expenses	(1,315)
Operating lease liabilities, current portion	(863)
Long-term operating lease liabilities, net of current portion	(6,055)
Goodwill	13,392
Total purchase price (paid in cash)	$84,632

The Clabber Girl acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

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

McCann’s Acquisition (in thousands):

Preliminary Allocation:	July 16, 2018
Property, plant and equipment	$12
Inventories	973
Trademarks — indefinite-lived intangible assets	24,800
Customer relationship intangibles — finite-lived intangible assets	2,000
Accrued expenses	(292)
Goodwill	3,294
Total purchase price (paid in cash)	$30,787

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

October 17, 2018
Cash received	$420,002
Assets sold:
Inventories	(6,688)
Property, plant and equipment	(404)
Customer relationships — finite-lived intangible assets	(8,408)
Trademarks — indefinite-lived intangible assets	(152,800)
Goodwill	(70,952)
Other	(77)
Total assets sold	(239,328)
Expenses	(4,288)
Gain on sale of assets	$176,386

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

(4)	Inventories

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

Inventories consist of the following, as of the dates indicated (in thousands):

	June 29, 2019	December 29, 2018
Raw materials and packaging	$78,460	$61,905
Work-in-process	33,833	95,282
Finished goods	292,461	244,168
Inventories	$404,754	$401,355

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	June 29, 2019			December 29, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$19,600	$3,916	$15,684	$19,600	$3,369	$16,231
Customer relationships	353,090	120,497	232,593	335,590	111,952	223,638
Total finite-lived intangible assets	$372,690	$124,413	$248,277	$355,190	$115,321	$239,869

Indefinite-Lived Intangible Assets
Goodwill	$597,827			$584,435
Trademarks	$1,374,200			$1,355,700

As a result of the Clabber Girl acquisition, goodwill, indefinite-lived trademarks and finite-lived customer relationships in our consolidated balance sheet increased by $13.4 million, $18.5 million and $17.5 million, respectively, as of the date of acquisition on May 15, 2019. See Note 3, “Acquisitions and Divestitures.”

Amortization expense associated with finite-lived intangible assets for the second quarter and first two quarters of 2019 was $4.6 million and $9.1 million, respectively, and is recorded in operating expenses. Amortization expense associated with finite-lived intangible assets for the second quarter and first two quarters of 2018 was $4.6 million and $9.2 million, respectively. We expect to recognize an additional $9.4 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2019, and thereafter $18.8 million of amortization expense in each of the fiscal years 2020, 2021 and 2022, respectively, and $18.7 million in each of fiscal 2023 and 2024. See Note 3, “Acquisitions and Divestitures.”

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	June 29, 2019	December 29, 2018
Revolving credit loans	$215,000	$50,000
4.625% senior notes due 2021	700,000	700,000
5.25% senior notes due 2025	900,000	900,000
Unamortized deferred financing costs	(15,475)	(17,490)
Unamortized premium	3,101	3,371
Total long-term debt, net of unamortized deferred financing costs and premium	$1,802,626	$1,635,881

As of June 29, 2019, the aggregate contractual maturities of long-term debt are as follows (in thousands):

Fiscal year ending:
2019	$—
2020	—
2021	700,000
2022	215,000
2023	—
Thereafter	900,000
Total	$1,815,000

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

We made optional prepayments of aggregate principal amount of our tranche B term loans of $125.0 million in the first quarter of 2018 and $25.0 million in the second quarter of 2018. On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale. On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement. As a result of the optional and mandatory prepayments of the tranche B term loans, we recognized a loss on extinguishment of debt of $13.1 million in fiscal 2018, including $0.5 million and $3.3 million in the second quarter and first two quarters of 2018, respectively.

At June 29, 2019, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $1.6 million, was $483.4 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. At June 29, 2019, there was $215.0 million outstanding under our revolving credit facility

We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans. The revolving credit facility matures on November 21, 2022.

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

Interest under the tranche B term loan facility was determined based on alternative rates that we could choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. As of June 29, 2019, there were no tranche B term loans outstanding under our credit facility.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters. As of June 29, 2019, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 4.625% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of June 29, 2019, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes.

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

The indenture governing the 5.25% senior notes contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of June 29, 2019, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes.

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

Accrued Interest. At June 29, 2019 and December 29, 2018, accrued interest of $14.8 million and $15.6 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Loss on Extinguishment of Debt. We did not have a loss on extinguishment of debt during the second quarter and first two quarters of 2019. During the second quarter of 2018, we incurred a loss on extinguishment of debt in connection with the prepayment of our tranche B term loans, which includes the write-off of deferred debt financing costs of $0.4 million and the write-off of unamortized discount of $0.1 million. During the second quarter and first two quarters of 2018, we incurred a loss on extinguishment of debt in connection with the prepayment of our then outstanding tranche B term loans, which included the write-off of deferred debt financing costs of $2.8 million and the write-off of unamortized discount of $0.5 million.

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

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of June 29, 2019 and December 29, 2018 are as follows (in thousands):

	June 29, 2019				December 29, 2018
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$215,000		$215,000	(1)	$50,000		$50,000	(1)
4.625% senior notes due 2021	700,000		698,250	(2)	700,000		684,250	(2)
5.25% senior notes due 2025	$903,101	(3)	$907,617	(2)	$903,371	(3)	$837,877	(2)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	Fair values are estimated based on quoted market prices.
(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At June 29, 2019 and December 29, 2018 the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the second quarter or first two quarters of 2019 or 2018.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the second quarter and first two quarters of 2019 and 2018 are as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Affected Line Item in
	June 29,	June 30,	June 29,	June 30,	the Statement Where
Details about AOCL Components	2019	2018	2019	2018	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$—	$1	$—	$1	See (1) below
Amortization of unrecognized loss	215	183	430	331	See (1) below
Accumulated other comprehensive loss before tax	215	184	430	332	Total before tax
Tax expense	(52)	(46)	(105)	(83)	Income tax expense
Total reclassification	$163	$138	$325	$249	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first two quarters of 2019 are as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 29, 2018	$(12,224)	$(11,278)	$(23,502)
Other comprehensive income before reclassifications	—	3,001	3,001
Amounts reclassified from AOCL	325	—	325
Net current period other comprehensive income	325	3,001	3,326
Balance at June 29, 2019	$(11,899)	$(8,277)	$(20,176)

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

Under that authorization, we repurchased and retired 1,397,148 shares of common stock at an average price per share (excluding fees and commissions) of $26.41, or $36.9 million in the aggregate, including 407,022 shares of common stock at an average price per share (excluding fees and commissions) of $24.55, or $10.0 million in the aggregate, during the first quarter of 2019. We did not repurchase any shares of common stock during the first two quarters of 2018.

On March 12, 2019, our board of directors authorized an extension of our stock repurchase program from March 15, 2019 to March 15, 2020. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. We did not repurchase any shares of common stock during the second quarter of 2019. Therefore, as of June 29, 2019, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

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

(10)	Pension Benefits

Company Sponsored Defined Benefit Pension Plans. Net periodic pension cost for company sponsored defined benefit pension plans for the second quarter and first two quarters of 2019 and 2018 includes the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Service cost—benefits earned during the period	$1,734	$1,909	$3,671	$3,894
Interest cost on projected benefit obligation	1,431	1,267	2,873	2,529
Expected return on plan assets	(1,913)	(2,008)	(3,827)	(4,009)
Amortization of unrecognized prior service cost	—	1	—	1
Amortization of unrecognized loss	215	183	430	331
Net periodic pension cost	$1,467	$1,352	$3,147	$2,746

During the first two quarters of 2019, we did not make any defined benefit plan contributions. During the first two quarters of 2018, we made $1.1 million of defined benefit pension plan contributions.

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

B&G Foods made contributions to the plan of $0.5 million in the first two quarters of 2019 and expects to pay surcharges of less than $0.3 million in fiscal 2019 assuming consistent hours are worked. B&G Foods contributed $0.5 million in fiscal 2018 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)	Leases

Operating Leases. We adopted Accounting Standards Codification (ASC) Topic 842 at the beginning of the first quarter of 2019 and recognized an operating right-of-use (ROU) asset of $39.6 million and operating lease liabilities of $42.6 million at inception. Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items:

June 29,
2019
Right-of-use assets:
Operating lease right-of-use assets	$42,059

Operating lease liabilities:
Operating lease liabilities, current portion	$9,915
Long-term operating lease liabilities, net of current portion	35,421
Total operating lease liabilities	$45,336

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

Supplemental information related to leases:

	June 29, 2019
	Thirteen Weeks Ended	Twenty-six Weeks Ended
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,795	$5,497

The components of lease costs were as follows:
Cost of goods sold	$769	$1,437
Selling, general and administrative expenses	1,970	3,940
Total lease costs	$2,739	$5,377

Total rent expense was $4.0 million, including the operating lease costs of $2.7 million stated above, for the second quarter of 2019, and $7.2 million, including the operating lease costs of $5.4 million stated above, for the first two quarters of 2019. Total rent expense was $3.2 million and $6.5 million, respectively, for the second quarter and first two quarters of 2018.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the lease term and discount rate for our ROU assets:

June 29,
2019
Weighted average remaining lease term (years)	5.8
Weighted average discount rate	4.07%

As of June 29, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Fiscal year ending:
2019	$5,873
2020	10,797
2021	10,087
2022	5,622
2023	5,608
Thereafter	13,519
Total undiscounted future minimum lease payments	51,506
Less: Imputed interest	(6,170)
Total present value of future operating lease liabilities	$45,336

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease standard (Topic 840), as of December 29, 2018, future minimum lease payments under non-cancelable operating leases in effect at year-end (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Fiscal year ending:
2019	$12,298
2020	10,953
2021	8,991
2022	4,733
2023	4,784
Thereafter	8,445
Total undiscounted future minimum lease payments	$50,204

(12)	Commitments and Contingencies

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first two quarters of 2019 or 2018 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of June 29, 2019, approximately 1,740 of our 2,856 employees, or 60.9%, were covered by collective bargaining agreements. Four of our collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering our Brooklyn facility, which covers approximately 60 employees, is scheduled to expire on December 31, 2019; the collective bargaining agreement covering our Terre Haute facility, which was acquired as part of the Clabber Girl acquisition and covers approximately 100 employees, is scheduled to expire on March 27, 2020; the collective bargaining agreement covering our Roseland facility, which covers approximately 50 employees, is scheduled to expire on March 31, 2020; and the collective bargaining agreement covering our Ankeny facility, which covers approximately 275 employees, is scheduled to expire on April 5, 2020. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Brooklyn, Terre Haute, Roseland or Ankeny facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the second quarter of 2019 and 2018, there were 1,076,206 and 1,225,416, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Weighted average shares outstanding:
Basic	65,341,356	66,307,190	65,463,964	66,412,421
Net effect of potentially dilutive share-based compensation awards	49,159	46,449	39,871	122,121
Diluted	65,390,515	66,353,639	65,503,835	66,534,542

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 55.0% and 56.0% of consolidated net sales for the first two quarters of 2019 and 2018, respectively. Our top ten customers accounted for approximately 57.7% and 54.8% of our consolidated trade accounts receivables as of June 29, 2019 and December 29, 2018, respectively. Other than Walmart, which accounted for 25.8% and 24.8% of our consolidated net sales for the first two quarters of 2019 and 2018, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2019 or 2018. Other than Walmart, which accounted for 28.0% and 24.9% of our consolidated trade accounts receivables as of June 29, 2019 and December 29, 2018, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of June 29, 2019, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first two quarters of 2019 and 2018, our sales to customers in foreign countries represented approximately 7.6% and 6.9%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

(15)	Share-Based Payments

The following table details our stock option activity for the first two quarters of fiscal 2019 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 29, 2018	1,194,105	$31.40
Granted	40,938	$22.68
Exercised	—	$—
Forfeited	(116,223)	$30.23
Cancelled	(1,676)	$29.10
Outstanding at June 29, 2019	1,117,144	$31.20	6.93	$83
Exercisable at June 29, 2019	818,483	$31.94	6.30	$—

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

	2019	2018
Weighted average grant date fair value	$2.44	$3.74
Expected volatility	31.27%	30.6% - 31.7%
Expected term	5.5 years	5.5 - 6.5 years
Risk-free interest rate	1.86%	2.6% - 2.8%
Dividend yield	8.38%	6.7% - 8.1%

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards (LTIAs), stock options, non-employee director stock grants, restricted stock and other share based payments) during the second quarter and first two quarters of 2019 and 2018 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
Consolidated Statements of Operations Location	2019	2018	2019	2018
Compensation expense included in cost of goods sold	$157	$495	$330	$764
Compensation expense included in selling, general and administrative expenses	1,227	1,264	1,634	1,833
Total compensation expense for share-based payments	$1,384	$1,759	$1,964	$2,597

As of June 29, 2019, there was $2.9 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.5 years, and $0.9 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 1.3 years.

During the first two quarters of 2019, our company extended the post-retirement exercise period for 48,727 vested options held by board members (from six months to the full remaining term) and 517,785 vested options held by three retired executives (from six months to three-years) and recognized an additional $0.7 million of pre-tax share-based compensation expense in the second quarter of 2019, which is reflected in the table above.

The following table details the activity in our non-vested performance share LTIAs for the first two quarters of 2019:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Outstanding at December 29, 2018	509,317	$27.30
Granted	382,574	$18.88
Vested	(102,893)	$29.04
Forfeited	(124,229)	$26.35
Outstanding at June 29, 2019	664,769	$22.38
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2019 and 2018 upon the vesting of performance share LTIAs, the exercise of stock options, restricted stock and other share-based payments:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Number of performance shares vested	—	—	102,893	150,255
Shares withheld to fund statutory minimum tax withholding	—	—	(36,965)	(57,298)
Shares of common stock issued for performance share LTIAs	—	—	65,928	92,957
Shares of common stock issued to non-employee directors for annual equity grants	45,848	33,920	45,848	35,039
Shares of restricted common stock issued to employees	32,059	—	32,059	—
Total shares of common stock issued	77,907	33,920	143,835	127,996

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)	Workforce Reduction

Workforce Reduction Expenses. During the first two quarters of 2019, we implemented a reduction in workforce. On a pre-tax basis, we expect that the reduction in workforce will save our company an estimated $2.4 million on an annualized basis. During the first two quarters of 2019, we recorded charges of $1.9 million related to the workforce reduction. We expect to record additional charges of approximately $0.5 million relating to the workforce reduction during the remainder of 2019. Substantially all of these charges have resulted or will result in cash payments, $1.1 million of which were made during the first two quarters of 2019 and approximately $1.3 million of which will continue through 2020.

Retirement Expenses. As previously disclosed, we entered into retirement agreements with two of our executive vice presidents during the first quarter of 2019. The retirement and other benefits payable under the agreements are included in the estimated charges set forth above.

(17)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Brand:(1)
Green Giant - frozen	$87,657	$84,182	$188,520	$179,071
Spices & Seasonings(2)	61,012	63,670	124,238	126,430
Ortega	34,048	34,068	71,300	71,922
Green Giant - shelf stable(3)	18,310	13,446	44,749	39,129
Maple Grove Farms of Vermont	17,778	17,078	35,675	34,043
Back to Nature	16,003	17,622	32,665	37,662
Mrs. Dash	14,427	14,513	29,635	31,249
Cream of Wheat	11,678	11,777	29,088	30,201
Pirate Brands(4)	—	25,206	—	46,202
All other brands	110,284	106,816	228,061	224,198
Total	$371,197	$388,378	$783,931	$820,107
(1)	Table includes net sales for each of our brands whose net sales for the first two quarters of 2019 or fiscal 2018 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, including French’s® seasoning mixes, which we discontinued during the third quarter of 2018 following the expiration of a licensing agreement. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.
(3)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(4)	See Note 3, “Acquisitions and Divestitures.”

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(18)	Guarantor and Non-Guarantor Financial Information

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

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of June 29, 2019 and December 29, 2018, the related condensed consolidating statement of operations for the thirteen and twenty-six weeks ended June 29, 2019 and June 30, 2018 and the related condensed consolidating statement of cash flows for the twenty-six weeks ended June 29, 2019 and June 30, 2018 for:

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

As of June 29, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$16,643	$3,268	$—	$19,911
Trade accounts receivable, net	—	128,326	8,167	—	136,493
Inventories, net	—	347,213	57,541	—	404,754
Prepaid expenses and other current assets	—	21,726	4,497	—	26,223
Income tax receivable	—	9,512	544	—	10,056
Total current assets	—	523,420	74,017	—	597,437

Property, plant and equipment, net	—	261,137	44,185	—	305,322
Operating lease right-of-use assets	—	41,974	85	—	42,059
Goodwill	—	597,827	—	—	597,827
Other intangibles, net	—	1,622,477	—	—	1,622,477
Other assets	—	1,070	13	—	1,083
Deferred income taxes	—	—	5,562	—	5,562
Investments in subsidiaries	2,717,514	98,611	—	(2,816,125)	—
Total assets	$2,717,514	$3,146,516	$123,862	$(2,816,125)	$3,171,767

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$—	$101,888	$11,648	$—	$113,536
Accrued expenses	—	40,051	3,189	—	43,240
Operating lease liabilities, current portion	—	9,871	44	—	9,915
Income tax payable	—	1,330	(920)	—	410
Dividends payable	31,053	—	—	—	31,053
Intercompany payables	—	(11,235)	11,235	—	—
Total current liabilities	31,053	141,905	25,196	—	198,154

Long-term debt	1,818,101	(15,475)	—	—	1,802,626
Deferred income taxes	—	243,754	—	—	243,754
Long-term operating lease liabilities, net of current portion	—	35,367	54	—	35,421
Other liabilities	—	23,452	—	—	23,452
Total liabilities	1,849,154	429,003	25,250	—	2,303,407

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	654	—	—	—	654
Additional paid-in capital	46,284	1,898,316	68,253	(1,966,569)	46,284
Accumulated other comprehensive loss	(20,176)	(20,176)	(8,276)	28,452	(20,176)
Retained earnings	841,598	839,373	38,635	(878,008)	841,598
Total stockholders’ equity	868,360	2,717,513	98,612	(2,816,125)	868,360
Total liabilities and stockholders’ equity	$2,717,514	$3,146,516	$123,862	$(2,816,125)	$3,171,767

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended June 29, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$363,329	$46,591	$(38,723)	$371,197
Cost of goods sold	—	273,706	44,347	(38,723)	279,330
Gross profit	—	89,623	2,244	—	91,867

Operating expenses:
Selling, general and administrative expenses	—	34,887	4,969	—	39,856
Amortization expense	—	4,601	—	—	4,601
Operating income (loss)	—	50,135	(2,725)	—	47,410

Other income and expenses:
Interest expense, net	—	23,179	—	—	23,179
Other income	—	(525)	—	—	(525)
Income (loss) before income tax expense	—	27,481	(2,725)	—	24,756
Income tax expense	—	5,712	793	—	6,505
Equity in earnings (loss) of subsidiaries	18,251	(3,518)	—	(14,733)	—
Net income (loss)	$18,251	$18,251	$(3,518)	$(14,733)	$18,251
Comprehensive income (loss)	$19,957	$18,088	$(1,975)	$(16,113)	$19,957

Condensed Consolidating Statement of Operations and Comprehensive Income

Twenty-six Weeks Ended June 29, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$753,496	$101,616	$(71,181)	$783,931
Cost of goods sold	—	580,006	95,160	(71,181)	603,985
Gross profit	—	173,490	6,456	—	179,946

Operating expenses:
Selling, general and administrative expenses	—	74,942	3,211	—	78,153
Amortization expense	—	9,092	—	—	9,092
Operating income	—	89,456	3,245	—	92,701

Other income and expenses:
Interest expense, net	—	46,253	—	—	46,253
Other income	—	(783)	—	—	(783)
Income before income tax expense	—	43,986	3,245	—	47,231
Income tax expense	—	11,484	705	—	12,189
Equity in earnings (loss) of subsidiaries	35,042	2,540	—	(37,582)	—
Net income (loss)	$35,042	$35,042	$2,540	$(37,582)	$35,042
Comprehensive income (loss)	$38,368	$34,717	$5,541	$(40,258)	$38,368

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended June 30, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$372,442	$40,911	$(24,975)	$388,378
Cost of goods sold	—	294,431	37,749	(24,975)	307,205
Gross profit	—	78,011	3,162	—	81,173

Operating expenses:
Selling, general and administrative expenses	—	35,902	1,370	—	37,272
Amortization expense	—	4,609	—	—	4,609
Operating income	—	37,500	1,792	—	39,292

Other income and expenses:
Interest expense, net	—	27,607	—	—	27,607
Loss on extinguishment of debt	—	546	—	—	546
Other expense	—	388	—	—	388
Income before income tax expense (benefit)	—	8,959	1,792	—	10,751
Income tax expense (benefit)	—	3,595	(820)	—	2,775
Equity in earnings (loss) of subsidiaries	7,976	2,612	—	(10,588)	—
Net income (loss)	$7,976	$7,976	$2,612	$(10,588)	$7,976
Comprehensive income (loss)	$2,455	$7,838	$(3,047)	$(4,791)	$2,455

Condensed Consolidating Statement of Operations and Comprehensive Income

Twenty-six Weeks Ended June 30, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$780,290	$93,226	$(53,409)	$820,107
Cost of goods sold	—	605,656	83,331	(53,409)	635,578
Gross profit	—	174,634	9,895	—	184,529

Operating expenses:
Selling, general and administrative expenses	—	75,041	4,799	—	79,840
Amortization expense	—	9,218	—	—	9,218
Operating income	—	90,375	5,096	—	95,471

Other income and expenses:
Interest expense, net	—	55,913	—	—	55,913
Loss on extinguishment of debt	—	3,324	—	—	3,324
Other income	—	(1,666)	—	—	(1,666)
Income before income tax expense	—	32,804	5,096	—	37,900
Income tax expense	—	9,093	284	—	9,377
Equity in earnings (loss) of subsidiaries	28,523	4,812	—	(33,335)	—
Net income (loss)	$28,523	$28,523	$4,812	$(33,335)	$28,523
Comprehensive income (loss)	$26,245	$28,274	$2,285	$(30,559)	$26,245

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Twenty-six Weeks Ended June 29, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$8,526	$8,320	$—	$16,846

Cash flows from investing activities:
Capital expenditures	—	(16,530)	(1,618)	—	(18,148)
Payments for acquisition of businesses, net of cash acquired	—	(82,430)	—	—	(82,430)
Net cash used in investing activities	—	(98,960)	(1,618)	—	(100,578)

Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(95,000)	—	—	—	(95,000)
Borrowings under revolving credit facility	260,000	—	—	—	260,000
Dividends paid	(62,194)	—	—	—	(62,194)
Payments for the repurchase of common stock, net	(10,000)	—	—	—	(10,000)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(905)	—	—	(905)
Intercompany transactions	(92,806)	98,111	(5,305)	—	—
Net cash provided by (used in) financing activities	—	97,206	(5,305)	—	91,901
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	94		94
Net increase in cash and cash equivalents	—	6,772	1,491	—	8,263
Cash and cash equivalents at beginning of period	—	9,871	1,777	—	11,648
Cash and cash equivalents at end of period	$—	$16,643	$3,268	$—	$19,911

Condensed Consolidating Statement of Cash Flows

Twenty-six Weeks Ended June 30, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$89,706	$15,098	$—	$104,804

Cash flows from investing activities:
Capital expenditures	—	(15,229)	(1,979)	—	(17,208)
Net cash used in investing activities	—	(15,229)	(1,979)	—	(17,208)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Dividends paid	(61,888)	—	—	—	(61,888)
Payments for the repurchase of common stock, net	(18,529)	—	—	—	(18,529)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,832)	—	—	(1,832)
Intercompany transactions	230,417	(218,633)	(11,784)	—	—
Net cash used in financing activities	—	(220,465)	(11,784)	—	(232,249)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	987	—	987
Net (decrease) increase in cash and cash equivalents	—	(145,988)	2,322	—	(143,666)
Cash and cash equivalents at beginning of period	—	204,815	1,691	—	206,506
Cash and cash equivalents at end of period	$—	$58,827	$4,013	$—	$62,840

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended June 29, 2019 (second quarter and first two quarters of 2019) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2018 (fiscal 2018) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2019 (which we refer to as our 2018 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 50 brands into our company. Most recently, on May 15, 2019, we acquired the Clabber Girl Corporation, including the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes, from Hulman & Company. We refer to this acquisition in this report as the “Clabber Girl acquisition” and unless the context requires otherwise, when we discuss the financial performance of Clabber Girl, we are discussing the financial performance of the entire Clabber Girl business and not just the Clabber Girl brand. On July 16, 2018, we acquired the McCann’s brand of premium Irish oatmeal from TreeHouse Foods, Inc. We refer to this acquisition in this report as the “McCann’s acquisition.” These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. This acquisition and the application of the acquisition method of accounting affect comparability between periods.

On October 17, 2018, we completed the sale of Pirate Brands, which includes the Pirate’s Booty, Smart Puffs and Original Tings brands, to The Hershey Company. We refer to this divestiture in this report as the “Pirate Brands sale.” This divestiture and the two acquisitions listed above affect comparability between periods.

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

We attempt to manage cost inflation risk by locking in prices through short term supply contracts and advance commodities purchase agreements and by implementing cost savings measures. We also attempt to offset rising input costs by raising sales prices to our customers. For example, in response to inflationary pressure, we announced list price increases for the majority of our products during the first quarter of 2018 and the first quarter of 2019. We saw some benefit from the 2018 list price increases during fiscal 2018 and the first two quarters of 2019, and we expect additional benefit from the 2018 and 2019 list price increases during the remainder of fiscal 2019. However, increases in the prices we charge our customers often lag behind rising input costs and competitive pressures may limit our ability to quickly raise prices, or to raise prices at all, in response to rising costs. Moreover, customer and consumer acceptance of price increases cannot be assured.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2019 and 2018, our net sales to customers in foreign countries represented approximately 7.6% and 6.9%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

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

The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2019 and 2018. Our consolidated effective tax rate for the first two quarters of 2019 and fiscal 2018 was 25.8% and 22.4%, respectively.

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

The SEC issued guidance on December 23, 2017 providing a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As of June 29, 2019, we have recorded all known and estimable impacts of the U.S. Tax Act that are effective for fiscal 2019.

The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2019 and beyond may differ from the estimates provided in this report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that currently contemplated.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2019 and 2018 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.3%	79.1%	77.0%	77.5%
Gross profit	24.7%	20.9%	23.0%	22.5%

Operating expenses:
Selling, general and administrative expenses	10.7%	9.6%	10.0%	9.7%
Amortization expense	1.2%	1.2%	1.2%	1.2%
Operating income	12.8%	10.1%	11.8%	11.6%

Other income and expenses:
Interest expense, net	6.2%	7.1%	5.9%	6.8%
Loss on extinguishment of debt	—%	0.1%	—%	0.4%
Other (income) expense	(0.1)%	0.1%	(0.1)%	(0.2)%
Income before income tax expense	6.7%	2.8%	6.0%	4.6%
Income tax expense	1.8%	0.7%	1.5%	1.1%
Net income	4.9%	2.1%	4.5%	3.5%

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

Other (Income) Expense. Other (income) expense includes income or expense resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes and the impact of the recently adopted presentation of net periodic pension cost and net periodic post-retirement benefit cost below operating profit, in accordance with the FASB ASU issued in March 2017. See Note 2, “Summary of Significant Accounting Policies — Newly Adopted Accounting Standards,” for further details.

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

A reconciliation of base business net sales to reported net sales for the second quarter and first two quarters of 2019 and 2018 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net sales	$371,197	$388,378	$783,931	$820,107
Net sales from acquisitions(1)	(10,606)	—	(13,875)	—
Net sales of non-branded IQF bulk rice products(2)	—	(559)	—	(1,137)
Net sales from divested and discontinued brands(3)	—	(25,476)	—	(47,304)
Base business net sales	$360,591	$362,343	$770,056	$771,666
(1)	Reflects net sales for McCann’s and Clabber Girl for the second quarter and first two quarters of 2019. McCann’s was acquired on July 16, 2018 and Clabber Girl was acquired on May 15, 2019.
(2)	Reflects net sales of our non-branded individually quick frozen (IQF) bulk rice products, which is a product line we acquired as part of the Green Giant acquisition, and which we are excluding from net sales for the purposes of calculating base business net sales because we do not consider the non-branded IQF bulk rice products to be part of our core business or material. We discontinued the sale of non-branded IQF bulk rice products during the fourth quarter of 2018.
(3)	Reflects net sales of Pirate Brands and French’s® seasoning mixes. We completed the divestiture of Pirate Brands on October 17, 2018. We discontinued the sale of French’s products during the third quarter of 2018 following the expiration of a licensing agreement.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of 2019 and 2018 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net income	$18,251	$7,976	$35,042	$28,523
Income tax expense	6,505	2,775	12,189	9,377
Interest expense, net	23,179	27,607	46,253	55,913
Depreciation and amortization	14,557	13,343	28,420	26,407
Loss on extinguishment of debt(1)	—	546	—	3,324
EBITDA	62,492	52,247	121,904	123,544
Acquisition/divestiture-related and non-recurring expenses(2)	4,823	1,623	8,519	4,892
Inventory reduction plan impact(3)	3,660	20,576	16,382	35,426
Adjusted EBITDA	70,975	74,446	146,805	163,862
Income tax expense	(6,505)	(2,775)	(12,189)	(9,377)
Interest expense, net	(23,179)	(27,607)	(46,253)	(55,913)
Acquisition/divestiture-related and non-recurring expenses(2)	(4,823)	(1,623)	(8,519)	(4,892)
Inventory reduction plan impact(3)	(3,660)	(20,576)	(16,382)	(35,426)
Write-off of property, plant and equipment	12	8	13	29
Deferred income taxes	3,665	2,690	7,240	7,511
Amortization of deferred financing costs and bond discount	872	1,431	1,745	2,976
Share-based compensation expense	1,384	1,759	1,964	2,597
Changes in assets and liabilities, net of effects of business combinations	(72,239)	3,307	(57,578)	33,437
Net cash provided by (used in) operating activities(4)	$(33,498)	$31,060	$16,846	$104,804
(1)	Loss on extinguishment of debt for the second quarter of 2018 included the write-off of deferred debt financing costs and unamortized discount of $0.4 million and $0.1 million, respectively, relating to the prepayment of outstanding borrowings under our then outstanding tranche B term loans. Loss on extinguishment of debt for the first two quarters of 2018 included the write-off of deferred debt financing costs and unamortized discount of $2.8 million and $0.5 million, respectively, relating to the prepayment of borrowings under the tranche B term loans.
(2)	Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2019 of $4.8 million and $8.5 million, respectively, primarily include acquisition expenses for the Clabber Girl acquisition, divestiture expenses for the Pirate Brands sale and severance and other expenses primarily relating to a workforce reduction. Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2018 of $1.6 million and $4.9 million, respectively, primarily included acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions.
(3)	For the second quarter and first two quarters of 2019, inventory reduction plan impact of $3.7 million and $16.4 million, respectively, includes the underutilization of our manufacturing facilities as we reduced inventory during the implementation of an inventory reduction plan. For the second quarter and first two quarters of 2018, the inventory reduction plan impact of $20.6 million and $35.4 million, respectively, included fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in the second quarter and first two quarters of 2018 as part of our inventory reduction plan.
(4)	Our divestiture of Pirate Brands during the fourth quarter of 2018 resulted in a gain on sale during 2018 of approximately $176.4 million. The gain on sale negatively impacted our income taxes for 2019 by approximately $71.8 million, which includes a cash tax payment we made during the second quarter of 2019 of $43.2 million and a cash tax benefit we otherwise would have expected to receive of approximately $28.6 million. Excluding the negative tax impact of the gain on sale, our net cash provided by operating activities for the second quarter and first two quarters of 2019 would have been approximately $38.3 million and $88.6 million, respectively.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the second quarter and first two quarters of 2019 and 2018 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net income	$18,251	$7,976	$35,042	$28,523
Loss on extinguishment of debt, net of tax(1)	—	412	—	2,514
Acquisition/divestiture-related and non-recurring expenses, net of tax(2)	3,578	1,223	6,320	3,697
Inventory reduction plan impact, net of tax(3)	2,715	15,508	12,154	26,746
Adjusted net income	$24,544	$25,119	$53,516	$61,480
Adjusted diluted earnings per share	$0.38	$0.38	$0.82	$0.92
(1)	Loss on extinguishment of debt for the second quarter of 2018 included the write-off of deferred debt financing costs and unamortized discount of $0.3 million, net of tax, and $0.1 million, net of tax, respectively, relating to the prepayment of borrowings under our then outstanding tranche B term loans. Loss on extinguishment of debt for the first two quarters of 2018 included the write-off of deferred debt financing costs and unamortized discount of $2.1 million, net of tax, and $0.4 million, net of tax, respectively, relating to the prepayment of borrowings under the tranche B term loans.
(2)	Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2019 primarily include acquisition expenses for the Clabber Girl acquisition, divestiture expenses for the Pirate Brands sale and severance and other expenses primarily relating to a workforce reduction. Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2018 primarily included acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions.
(3)	For the second quarter and first two quarters of 2019, inventory reduction plan impact of $3.7 million (or $2.7 million net of taxes) and $16.4 million (or $12.2 million net of taxes), respectively, includes the underutilization of our manufacturing facilities as we reduced inventory during the implementation of an inventory reduction plan. For the second quarter and first two quarters of 2018, the inventory reduction plan impact of $20.6 million (or $15.5 million net of taxes) and $35.4 million (or $26.7 million net of taxes), respectively, included fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in the second quarter and first two quarters of 2018 as part of our inventory reduction plan.

Second quarter of 2019 compared to the second quarter of 2018

Net Sales. We generated net sales of $371.2 million for the second quarter of 2019, compared to $388.4 million for the second quarter of 2018. The decrease was primarily attributable to the Pirate Brands divestiture, offset in part by the McCann’s and Clabber Girl acquisitions. Net sales of Pirate Brands, which was sold on October 17, 2018 and therefore not part of our second quarter of 2019 results, were $25.2 million during the second quarter of 2018. Net sales of McCann’s, which was acquired on July 16, 2018 and therefore not part of our second quarter of 2018 results, contributed $2.2 million to our net sales for the second quarter of 2019. Net sales of Clabber Girl, which was acquired on May 15, 2019 and therefore not part of our second quarter of 2018 results, contributed $8.4 million to our net sales for the second quarter of 2019.

Base business net sales for the second quarter of 2019 decreased $1.7 million, or 0.5%, to $360.6 million from $362.3 million for the second quarter of 2018. Base business net sales benefited from an increase in net pricing of $4.0 million, or 1.1% of base business net sales, offset by a decrease in unit volume for the base business of $5.5 million and the negative impact of foreign currency of $0.2 million.

Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $8.3 million, or 7.9%, in the second quarter of 2019, as compared to the second quarter of 2018, as net sales in both frozen and shelf stable products increased. Net sales of Green Giant frozen increased $3.5 million, or 4.1%, for the quarter. Net sales of Green Giant shelf stable (including Le Sueur) increased $4.8 million, or 23.5%, for the second quarter of 2019.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first two quarters of 2019 or fiscal 2018 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following chart sets forth the most significant base business net sales increases and decreases by brand for those brands for the second quarter of 2019:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - shelf stable(1)	$4.8	23.5%
Green Giant - frozen	3.5	4.1%
Maple Grove Farms of Vermont	0.7	4.1%
Spices & Seasonings(2)	(2.4)	(3.8)%
Back to Nature	(1.6)	(9.2)%
Cream of Wheat	(0.1)	(0.8)%
Mrs. Dash	(0.1)	(0.6)%
Ortega	(0.1)	(0.1)%
All other brands	(6.4)	(4.2)%
Base business net sales decrease	$(1.7)	(0.5)%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands or net sales for French’s® seasoning mixes, which we discontinued during the third quarter of 2018 following the expiration of a licensing agreement.

Gross Profit. Gross profit was $91.9 million for the second quarter of 2019, or 24.7% of net sales. Excluding the negative impact of $4.9 million of acquisition/divestiture-related and non-recurring expenses during the second quarter of 2019, which includes expenses related to our inventory reduction plan, our gross profit would have been $96.8 million, or 26.0% of net sales. Gross profit was $81.2 million for the second quarter of 2018, or 20.9% of net sales. Excluding the negative impact of $20.1 million of acquisition-related and non-recurring charges during the second quarter of 2018, which includes expenses relating to our inventory reduction plan, our gross profit would have been $101.3 million, or 26.1% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.6 million, or 6.9%, to $39.9 million for the second quarter of 2019 from $37.3 million for the second quarter of 2018. The increase was composed of increases in general and administrative expenses of $1.9 million and acquisition/divestiture-related and non-recurring expenses of $1.5 million, partially offset by decreases in warehousing expenses of $0.4 million, consumer marketing expenses of $0.3 million and selling expenses of $0.1 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 1.1 percentage points to 10.7% for the second quarter of 2019, compared to 9.6% for the second quarter of 2018.

Amortization Expense. Amortization expense remained flat at $4.6 million for both the second quarter of 2019 and the second quarter of 2018 due to the Pirate Brands sale completed in fiscal 2018, offset by the Clabber Girl acquisition completed in fiscal 2019 and the McCann’s acquisition completed in fiscal 2018.

Operating Income. As a result of the foregoing, operating income increased $8.1 million, or 20.7%, to $47.4 million for the second quarter of 2019 from $39.3 million for the second quarter of 2018. Operating income expressed as a percentage of net sales increased to 12.8% in the second quarter of 2019 from 10.1% in the second quarter of 2018.

Net Interest Expense. Net interest expense decreased $4.4 million, or 16.0%, to $23.2 million for the second quarter of 2019 from $27.6 million in the second quarter of 2018. The decrease was primarily attributable to a reduction in long-term debt outstanding during the second quarter of 2019 as compared to the second quarter of 2018, primarily as a result of the use of the net proceeds from the sale of Pirate Brands to prepay long-term debt during the fourth quarter of 2018, which was partially offset by additional borrowings made in the second quarter of 2019 to fund the Clabber Girl acquisition. At the end of the second quarter of 2019, we had long-term debt outstanding of $1.803 billion, compared to $2.074 billion at the end of the second quarter of 2018, a decrease of $271.2 million, or 13.1%. See “—Liquidity and Capital Resources — Debt” below.

Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for the second quarter of 2019, compared to a loss on extinguishment of debt for the second quarter of 2018 of $0.5 million, which included the write-off of deferred debt financing costs and unamortized discount of $0.4 million and $0.1 million, respectively, relating to the repayment of $25.0 million aggregate principal amount of our then outstanding tranche B term loans.

Other (Income) Expense. Other (income) expense for the second quarter of 2019 and 2018 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.2 million income and $1.0 million expense, respectively. Other (income) expense for the second quarter of 2019 and 2018 also includes the impact of the recently adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit, in the amount of $0.3 income million and $0.6 million income, respectively.

Income Tax Expense. Income tax expense increased $3.7 million to $6.5 million for the second quarter of 2019 from $2.8 million for the second quarter of 2018. Our effective tax rate was 26.3% for the second quarter of 2019 and 25.8% for the second quarter of 2018. See “U.S. Tax Act” above.

First two quarters of 2019 compared to the first two quarters of 2018

Net Sales. We generated net sales of $783.9 million for the first two quarters of 2019, compared to $820.1 million for the first two quarters of 2018. The decrease was primarily attributable to the Pirate Brands divestiture, offset in part by the McCann’s and Clabber Girl acquisitions. Net sales of Pirate Brands, which was sold on October 17, 2018 and therefore not part of our first two quarters of 2019 results, were $46.2 million during the first two quarters of 2018. Net sales of McCann’s, which was acquired on July 16, 2018 and therefore not part of our first two quarters of 2018 results, contributed $5.5 million to our net sales for the first two quarters of 2019. Net sales of Clabber Girl, which was acquired on May 15, 2019 and therefore not part of our first two quarters of 2018 results, contributed $8.4 million to our net sales for the first two quarters of 2019.

Base business net sales for the first two quarters of 2019 decreased $1.6 million, or 0.2%, to $770.1 million from $771.7 million for the first two quarters of 2018. Base business net sales benefited from an increase in net pricing of $11.3 million, or 1.5% of base business net sales, offset by a decrease in unit volume for the base business of $12.7 million and the negative impact of foreign currency of $0.2 million.

Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $15.2 million, or 6.5%, in the first two quarters of 2019, as compared to the first two quarters of 2018, as net sales in both frozen and shelf stable products increased. Net sales of Green Giant frozen increased $9.4 million, or 5.3%, for the first two quarters of 2019. Net sales of Green Giant shelf stable (including Le Sueur) increased $5.8 million, or 10.5%, for the first two quarters of 2019.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first two quarters of 2019 or fiscal 2018 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following chart sets forth the most significant base business net sales increases and decreases by brand for those brands for the first two quarters of 2019:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - frozen	$9.4	5.3%
Green Giant - shelf stable(1)	5.8	10.5%
Maple Grove Farms of Vermont	1.7	4.8%
Back to Nature	(5.0)	(13.3)%
Mrs. Dash	(1.6)	(5.2)%
Cream of Wheat	(1.1)	(3.7)%
Spices & Seasonings(2)	(1.1)	(0.9)%
Ortega	(0.6)	(0.9)%
All other brands	(9.1)	(4.4)%
Base business net sales decrease	$(1.6)	(0.2)%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands or net sales for French’s® seasoning mixes, which we discontinued during the third quarter of 2018 following the expiration of a licensing agreement.

Gross Profit. Gross profit was $179.9 million for the first two quarters of 2019, or 23.0% of net sales. Excluding the negative impact of $18.0 million of acquisition/divestiture-related and non-recurring expenses during the first two quarters of 2019, which includes expenses related to our inventory reduction plan, our gross profit would have been $197.9 million, or 25.2% of net sales. Gross profit was $184.5 million for the first two quarters of 2018, or 22.5% of net sales. Excluding the negative impact of $36.2 million of acquisition-related and non-recurring charges during the first two quarters of 2018, which includes expenses relating to our inventory reduction plan, our gross profit would have been $220.7 million, or 26.9% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.6 million, or 2.1%, to $78.2 million for the first two quarters of 2019 from $79.8 million for the first two quarters of 2018. The decrease was composed of decreases in consumer marketing expenses of $3.6 million, selling expenses of $1.7 million and warehousing expenses of $0.6 million, partially offset by increases in acquisition/divestiture-related and non-recurring expenses of $2.9 million and general and administrative expenses of $1.4 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.3 percentage points to 10.0% for the first two quarters of 2019, compared to 9.7% for the first two quarters of 2018.

Amortization Expense. Amortization expense decreased $0.1 million to $9.1 million for the first two quarters of 2019 from $9.2 million for the first two quarters of 2018 due to the Pirate Brands sale completed in fiscal 2018, partially offset by the Clabber Girl acquisition completed in fiscal 2019 and the McCann’s acquisition completed in fiscal 2018.

Operating Income. As a result of the foregoing, operating income decreased $2.8 million, or 2.9%, to $92.7 million for the first two quarters of 2019 from $95.5 million for the first two quarters of 2018. Operating income expressed as a percentage of net sales increased to 11.8% in the first two quarters of 2019 from 11.6% in the first two quarters of 2018.

Net Interest Expense. Net interest expense decreased $9.6 million, or 17.3%, to $46.3 million for the first two quarters of 2019 from $55.9 million in the first two quarters of 2018. The decrease was primarily attributable to a reduction in long-term debt outstanding during the first two quarters of 2019 as compared to the first two quarters of 2018, primarily as a result of the use of the net proceeds from the sale of Pirate Brands to prepay long-term debt during the fourth quarter of 2018 and other prepayments of long-term debt made during the first and second quarters of 2018, which was partially offset by additional borrowings made in the second quarter of 2019 to fund the Clabber Girl acquisition.

Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for the first two quarters of 2019, compared to a loss on extinguishment of debt for the first two quarters of 2018 of $3.3 million, which included the write-off of deferred debt financing costs and unamortized discount of $2.8 million and $0.5 million, respectively, relating to the repayment of $150.0 million aggregate principal amount of our then outstanding tranche B term loans.

Other Income. Other income for the first two quarters of 2019 and 2018 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.3 million and $0.5 million, respectively. Other income for the first two quarters of 2019 and 2018 also includes the impact of the recently adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit, in the amount of $0.5 million and $1.2 million, respectively.

Income Tax Expense. Income tax expense increased $2.8 million to $12.2 million for the first two quarters of 2019 from $9.4 million for the first two quarters of 2018. Our effective tax rate was 25.8% for the first two quarters of 2019 and 24.7% for the first two quarters of 2018. See “U.S. Tax Act” above.

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

Cash Flows

Net cash provided by operating activities decreased $88.0 million to $16.8 million for the first two quarters of 2019 from $104.8 million for the first two quarters of 2018. The decrease in net cash provided by operating activities was primarily due to the negative impact to income taxes resulting from the Pirate Brands sale of approximately $71.8 million, which includes a cash tax payment of $43.2 million made during the second quarter of 2019 and a cash tax benefit we otherwise would have expected to receive of approximately $28.6 million. The decrease in net cash provided by operating activities was also due to unfavorable working capital comparisons to the first two quarters of 2018 (primarily comprised of inventories and trade accounts payable, partially offset by a favorable change in trade accounts receivable). There was a decrease in inventory of $10.3 million for the first two quarters of 2019 as compared to a decrease of $51.7 million during the first two quarters of 2018, which was primarily attributable to our inventory reduction plan. The decrease in net cash provided by operating activities was also due to the timing of payments received in 2018 from post-acquisition transition services agreements.

Net cash used in investing activities for the first two quarters of 2019 increased $83.4 million to $100.6 million from $17.2 million for the first two quarters of 2018. The increase was primarily attributable to the Clabber Girl acquisition, for which we paid $82.4 million, net of cash acquired of $2.2 million, during the second quarter of 2019, compared to no payments for acquisitions of businesses during the first two quarters of 2018.

Net cash provided by financing activities for the first two quarters of 2019 increased $324.1 million to $91.9 million net cash provided by financing activities as compared to $232.2 million net cash used in financing activities for the first two quarters of 2018. The increase was primarily driven by net borrowings under our revolving credit facility of $165.0 million during the first two quarters of 2019, compared to no net borrowings under our revolving credit facility during the first two quarters of 2018, partially offset by the repayment of $150.0 million of tranche B term loans during the first two quarters of 2018.

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

For the first two quarters of 2019 and 2018, we had net cash provided by operating activities of $16.8 million and $104.8 million, respectively, and distributed as dividends $62.2 million and $61.9 million, respectively. Based upon our current dividend rate of $1.90 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2019 to be approximately $124.3 million.

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

We financed the Clabber Girl acquisition, completed in May 2019, and the McCann’s acquisition, completed in July 2018, with cash on hand and additional revolving loans under our existing credit facility. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

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

We made optional prepayments of our tranche B term loans of $125.0 million principal amount in the first quarter of 2018 and $25.0 million principal amount in the second quarter of 2018. On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale. On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement. As a result of the optional and mandatory prepayments of the tranche B term loans, we recognized a loss on extinguishment of debt of $13.1 million in fiscal 2018, including $3.3 million in the second quarter and first two quarters of 2018.

As of the date of this report, the available borrowing capacity under our revolving credit facility, net of outstanding letters of credit of $1.6 million, was $483.4 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. At June 29, 2019, there was $215.0 million outstanding under our revolving credit facility. The revolving credit facility matures on November 21, 2022.

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

Interest under the tranche B term loan facility was determined based on alternative rates that we could choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%. As of June 29, 2019, there were no tranche B term loans outstanding under our credit facility.

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

Under that authorization, we repurchased and retired 1,397,148 shares of common stock at an average price per share (excluding fees and commissions) of $26.41, or $36.9 million in the aggregate, including 407,022 shares of common stock at an average price per share (excluding fees and commissions) of $24.55, or $10.0 million in the aggregate, during the first quarter of 2019. We did not repurchase any shares of common stock during the first two quarters of 2018.

On March 12, 2019, our board of directors authorized an extension of our stock repurchase program from March 15, 2019 to March 15, 2020. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. We did not purchase any shares of common stock during the second quarter of 2019. Therefore, as of June 29, 2019, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

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

Future Capital Needs

On June 29, 2019, our total long-term debt of $1,802.6 million, net of our cash and cash equivalents of $19.9 million, was $1,782.7 million. Stockholders’ equity as of that date was $868.4 million.

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

We expect to make capital expenditures of approximately $45.0 million to $50.0 million in the aggregate during fiscal 2019, $20.3 million of which were made during the first two quarters. Our projected capital expenditures for fiscal 2019 include, among other things, approximately $9.1 million in connection with the implementation of a new enterprise resource planning (ERP) system, $5.4 million for new productivity projects, $4.4 million for IT infrastructure enhancements, including cyber security, and $6.8 million to fund infrastructure optimization projects.

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

Off-balance Sheet Arrangements

As of June 29, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations. During the first two quarters of 2019, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2018 Annual Report on Form 10-K, except as described in Note 6, “Long-term Debt” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At June 29, 2019, we had $1,600.0 million of fixed rate debt and $215.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at June 29, 2019, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $2.2 million.

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes and 5.25% senior notes as of June 29, 2019 and December 29, 2018 are as follows (in thousands):

	June 29, 2019				December 29, 2018
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$215,000		$215,000	(1)	$50,000		$50,000	(1)
4.625% senior notes due 2021	700,000		698,250	(2)	700,000		684,250	(2)
5.25% senior notes due 2025	$903,101	(3)	$907,617	(2)	$903,371	(3)	$837,877	(2)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	Fair values are estimated based on quoted market prices.
(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At June 29, 2019 and December 29, 2018 the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2019, our net sales to customers in foreign countries represented approximately 7.6% of our total net sales. During the first two quarters of 2018, our net sales to customers in foreign countries represented approximately 6.9% of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2017. Since then, we have been planning for the transition of the remainder of our business to that new ERP system. Implementation and transition efforts for the remainder of our business (other than our Mexican operations) continued during the first two quarters of 2019 and was substantially completed during the second quarter of 2019. In connection with the implementation and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation and transition. To date, the implementation and transition have not materially affected our internal control over financial reporting. We plan to transition our Mexican operations to the new ERP system by the end of 2021.

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

101.1

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2019	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)