Form 10-Q
period 2019-09-28
B&G Foods, Inc.
filed 2019-11-05
CIK 1278027

As filed with the Securities and Exchange Commission on November 5, 2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2019

or

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

As of October 31, 2019, the registrant had 64,044,649 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage;
●	the effects of rising costs for our raw materials, packaging and ingredients;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions or our failure to realize anticipated revenue enhancements, cost savings or other synergies;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
●	future impairments of our goodwill and intangible assets;
●	our ability to successfully complete the implementation of and operate a new enterprise resource planning (ERP) system;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	our sustainability initiatives and changes to environmental laws and regulations;
●	other factors that affect the food industry generally, including:
●	recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;
●	competitors’ pricing practices and promotional spending levels;
●	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

- ii -

●	the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and
●	other factors discussed elsewhere in this report and in our other public filings with the SEC, including under Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report on Form 10-K.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 28,	December 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$267,006	$11,648
Trade accounts receivable, net	167,975	151,707
Inventories	526,074	401,355
Prepaid expenses and other current assets	30,171	19,988
Income tax receivable	12,029	1,398
Total current assets	1,003,255	586,096

Property, plant and equipment, net of accumulated depreciation of $259,679 and $230,200 as of September 28, 2019 and December 29, 2018, respectively	303,107	282,553
Operating lease right-of-use assets	41,176	—
Goodwill	595,913	584,435
Other intangibles, net	1,619,848	1,595,569
Other assets	3,580	1,206
Deferred income taxes	5,378	4,940
Total assets	$3,572,257	$3,054,799

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$177,115	$140,000
Accrued expenses	68,472	55,660
Operating lease liabilities, current portion	9,990	—
Income tax payable	3,496	31,624
Dividends payable	30,421	31,178
Total current liabilities	289,494	258,462

Long-term debt	2,133,487	1,635,881
Deferred income taxes	252,131	235,902
Long-term operating lease liabilities, net of current portion	34,415	—
Other liabilities	19,315	24,505
Total liabilities	2,728,842	2,154,750
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 64,044,649 and 65,638,701 shares issued and outstanding as of September 28, 2019 and December 29, 2018, respectively	640	656
Additional paid-in capital	—	116,339
Accumulated other comprehensive loss	(21,813)	(23,502)
Retained earnings	864,588	806,556
Total stockholders’ equity	843,415	900,049
Total liabilities and stockholders’ equity	$3,572,257	$3,054,799

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales	$406,311	$422,602	$1,190,242	$1,242,709
Cost of goods sold	297,530	307,563	901,515	943,141
Gross profit	108,781	115,039	288,727	299,568

Operating expenses:
Selling, general and administrative expenses	38,112	39,987	116,265	119,827
Amortization expense	4,729	4,634	13,821	13,852
Operating income	65,940	70,418	158,641	165,889

Other income and expenses:
Interest expense, net	24,152	27,932	70,405	83,845
Loss on extinguishment of debt	—	—	—	3,324
Other income	(59)	(1,313)	(842)	(2,979)
Income before income tax expense	41,847	43,799	89,078	81,699
Income tax expense	10,759	11,811	22,948	21,188
Net income	$31,088	$31,988	$66,130	$60,511

Weighted average shares outstanding:
Basic	65,081	65,932	65,336	66,252
Diluted	65,103	66,021	65,370	66,363

Earnings per share:
Basic	$0.48	$0.49	$1.01	$0.91
Diluted	$0.48	$0.48	$1.01	$0.91

Cash dividends declared per share	$0.475	$0.475	$1.425	$1.415

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net income	$31,088	$31,988	$66,130	$60,511

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,790)	3,998	1,211	1,471
Amortization of unrecognized prior service cost and pension deferrals, net of tax	153	138	478	387
Other comprehensive (loss) income	(1,637)	4,136	1,689	1,858
Comprehensive income	$29,451	$36,124	$67,819	$62,369

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of September 28, 2019

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 29, 2018	65,638,701	$656	$116,339	$(23,502)	$806,556	$900,049
Foreign currency translation	—	—	—	1,458	—	1,458
Change in pension benefit (net of $53 of income taxes)	—	—	—	162	—	162
Net income	—	—	—	—	16,791	16,791
Share-based compensation	—	—	580	—	—	580
Issuance of common stock for share-based compensation	65,928	1	(906)	—	—	(905)
Repurchase of common stock	(407,022)	(4)	(9,996)	—	—	(10,000)
Dividends declared on common stock, $0.475 per share	—	—	(31,016)	—	—	(31,016)
Balance at March 30, 2019	65,297,607	$653	$75,001	$(21,882)	$823,347	$877,119
Foreign currency translation	—	—	—	1,543	—	1,543
Change in pension benefit (net of $52 of income taxes)	—	—	—	163	—	163
Net income	—	—	—	—	18,251	18,251
Share-based compensation	77,907	1	2,336	—	—	2,337
Dividends declared on common stock, $0.475 per share	—	—	(31,053)	—	—	(31,053)
Balance at June 29, 2019	65,375,514	$654	$46,284	$(20,176)	$841,598	$868,360
Foreign currency translation	—	—	—	(1,790)	—	(1,790)
Change in pension benefit (net of $63 of income taxes)	—	—	—	153	—	153
Net income	—	—	—	—	31,088	31,088
Share-based compensation	—	—	739	—	—	739
Repurchase of common stock	(1,330,865)	(14)	(24,700)	—	—	(24,714)
Dividends declared on common stock, $0.475 per share	—	—	(22,323)	—	(8,098)	(30,421)
Balance at September 28, 2019	64,044,649	$640	$—	$(21,813)	$864,588	$843,415

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of September 29, 2018

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 30, 2017	66,499,044	$665	$266,789	$(20,756)	$634,121	$880,819
Foreign currency translation	—	—	—	3,132	—	3,132
Change in pension benefit (net of $36 of income taxes)	—	—	—	111	—	111
Net income	—	—	—	—	20,547	20,547
Share-based compensation	—	—	838	—	—	838
Issuance of common stock for share-based compensation	94,076	1	(1,834)	—	—	(1,833)
Dividends declared on common stock, $0.475 per share	—	—	(30,966)	—	—	(30,966)
Balance at March 31, 2018	66,593,120	$666	$234,827	$(17,513)	$654,668	$872,648
Foreign currency translation	—	—	—	(5,659)	—	(5,659)
Change in pension benefit (net of $46 of income taxes)	—	—	—	138	—	138
Net income	—	—	—	—	7,976	7,976
Share-based compensation	—	—	1,759	—	—	1,759
Issuance of common stock for share-based compensation	33,920	—	—	—	—	—
Repurchase of common stock	(694,749)	(7)	(18,523)	—	—	(18,530)
Dividends declared on common stock, $0.475 per share	—	—	(31,318)	—	—	(31,318)
Balance at June 30, 2018	65,932,291	$659	$186,745	$(23,034)	$662,644	$827,014
Foreign currency translation	—	—	—	3,998	—	3,998
Change in pension benefit (net of $45 of income taxes)	—	—	—	138	—	138
Net income	—	—	—	—	31,988	31,988
Share-based compensation	—	—	745	—	—	745
Stock options exercised	618	—	21	—	—	21
Dividends declared on common stock, $0.475 per share	—	—	(31,318)	—	—	(31,318)
Balance at September 29, 2018	65,932,909	$659	$156,193	$(18,898)	$694,632	$832,586

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 28,	September 29,
	2019	2018
Cash flows from operating activities:
Net income	$66,130	$60,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,542	39,933
Amortization of operating lease right-of-use assets	8,430	—
Amortization of deferred debt financing costs and bond discount/premium	2,618	4,410
Deferred income taxes	15,622	16,496
Write-off of property, plant, and equipment	89	99
Loss on extinguishment of debt	—	3,324
Share-based compensation expense	2,963	3,346
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(10,316)	(30,523)
Inventories	(112,190)	6,933
Prepaid expenses and other current assets	(9,363)	(8,339)
Income tax receivable/payable	(38,699)	2,377
Other assets	39	212
Trade accounts payable	32,009	30,353
Accrued expenses	5,029	11,481
Other liabilities	(4,574)	(1,550)
Net cash provided by operating activities	1,329	139,063

Cash flows from investing activities:
Capital expenditures	(28,515)	(25,916)
Proceeds from sale of property, plant and equipment	31	—
Payments for acquisition of businesses, net of cash acquired	(82,430)	(30,787)
Net cash used in investing activities	(110,914)	(56,703)

Cash flows from financing activities:
Repayments of long-term debt	—	(150,000)
Proceeds from issuance of long-term debt	550,000	—
Repayments of borrowings under revolving credit facility	(515,000)	(50,000)
Borrowings under revolving credit facility	465,000	50,000
Proceeds from issuance of common stock, net	—	21
Dividends paid	(93,248)	(93,206)
Payments for repurchase of common stock, net	(34,713)	(18,529)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(905)	(1,832)
Payments of debt financing costs	(6,254)	—
Net cash provided by (used in) financing activities	364,880	(263,546)

Effect of exchange rate fluctuations on cash and cash equivalents	63	851
Net increase (decrease) in cash and cash equivalents	255,358	(180,335)

Cash and cash equivalents at beginning of period	11,648	206,506
Cash and cash equivalents at end of period	$267,006	$26,171

Supplemental disclosures of cash flow information:
Cash interest payments	$48,634	$59,484
Cash income tax payments	$46,003	$2,337
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$30,421	$31,318
Accruals related to purchases of property, plant and equipment	$1,039	$3,125
Right-of-use assets obtained in exchange for new operating lease liabilities	$851	$—

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 28, 2019 (third quarter and first three quarters of 2019) and September 29, 2018 (third quarter and first three quarters of 2018) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 28, 2019, and the results of our operations, comprehensive income and cash flows for the third quarter and first three quarters of 2019 and 2018. Our results of operations for the third quarter and first three quarters of 2019 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2018 filed with the SEC on February 26, 2019.

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

Clabber Girl Acquisition (in thousands):

Preliminary Allocation:	May 15, 2019
Cash and cash equivalents	$2,202
Trade accounts receivable, net	5,627
Inventories	11,119
Prepaid expenses and other current assets	154
Income tax receivable	7
Property, plant and equipment, net	20,697
Operating lease right-of-use assets	7,841
Trademarks — indefinite-lived intangible assets	19,600
Customer relationship intangibles — finite-lived intangible assets	18,500
Trade accounts payable	(3,007)
Accrued expenses	(1,315)
Operating lease liabilities, current portion	(952)
Long-term operating lease liabilities, net of current portion	(7,319)
Goodwill	11,478
Total purchase price (paid in cash)	$84,632

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

The following table sets forth the allocation of the McCann’s acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.

McCann’s Acquisition (in thousands):

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

In December 2018, the compensation committee of our board of directors approved a special bonus pool of $6.0 million that was paid during the first quarter of 2019 to our executive officers and certain members of management to recognize their significant contributions to the successful operation of Pirate Brands during our company’s five years of ownership of Pirate Brands and to the successful completion of the Pirate Brands sale at a sale price more than double what our company paid for Pirate Brands in 2013.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	September 28, 2019	December 29, 2018
Raw materials and packaging	$75,180	$61,905
Work-in-process	132,094	95,282
Finished goods	318,800	244,168
Inventories	$526,074	$401,355

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	September 28, 2019			December 29, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$19,600	$4,189	$15,411	$19,600	$3,369	$16,231
Customer relationships	354,090	124,953	229,137	335,590	111,952	223,638
Total finite-lived intangible assets	$373,690	$129,142	$244,548	$355,190	$115,321	$239,869

Indefinite-Lived Intangible Assets
Goodwill	$595,913			$584,435
Trademarks	$1,375,300			$1,355,700

As a result of the Clabber Girl acquisition, goodwill, indefinite-lived trademarks and finite-lived customer relationships in our consolidated balance sheet increased by $13.4 million, $18.5 million and $17.5 million, respectively, as of the date of acquisition on May 15, 2019. During the third quarter of 2019, we adjusted our purchase price allocation and, accordingly, goodwill, indefinite-lived trademarks and finite-lived customer relationships in our consolidated balance sheet were $11.5 million, $19.6 million and $18.5 million, respectively, as of September 28, 2019. See Note 3, “Acquisitions and Divestitures.”

Amortization expense associated with finite-lived intangible assets for the third quarter and first three quarters of 2019 was $4.7 million and $13.8 million, respectively, and is recorded in operating expenses. Amortization expense associated with finite-lived intangible assets for the third quarter and first three quarters of 2018 was $4.6 million and $13.9 million, respectively. We expect to recognize an additional $4.7 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2019, and thereafter $18.9 million of amortization expense in each of the fiscal years 2020, 2021 and 2022, respectively, $18.8 million in fiscal 2023 and $18.7 million in fiscal 2024. See Note 3, “Acquisitions and Divestitures.”

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	September 28, 2019	December 29, 2018
Revolving credit loans	$—	$50,000
4.625% senior notes due 2021(1)	700,000	700,000
5.25% senior notes due 2025	900,000	900,000
5.25% senior notes due 2027	550,000	—
Unamortized deferred financing costs	(19,479)	(17,490)
Unamortized premium	2,966	3,371
Total long-term debt, net of unamortized deferred financing costs and premium(1)	$2,133,487	$1,635,881
(1)	On October 10, 2019, we redeemed all $700.0 million principal amount of our 4.625% senior notes due 2021 and incurred $450.0 million of new long-term debt in the form of tranche B term loans that mature in 2026. We expect to record a loss on extinguishment of debt of approximately $1.2 million in the fourth quarter of 2019. See Note 19, “Subsequent Events.”

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of September 28, 2019, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Fiscal year ending:
2019	$—
2020	—
2021	700,000	(1)
2022	—
2023	—
Thereafter	1,450,000
Total	$2,150,000	(1)
(1)	On October 10, 2019, we redeemed all $700.0 million principal amount of our 4.625% senior notes due 2021 and incurred $450.0 million of new long-term debt in the form of tranche B term loans that mature in 2026. We expect to record a loss on extinguishment of debt of approximately $1.2 million in the fourth quarter of 2019. See Note 19, “Subsequent Events.”

Senior Secured Credit Agreement. As of September 28, 2019, there were no tranche B term loans outstanding under our credit agreement. We made optional prepayments of aggregate principal amount of our tranche B term loans of $125.0 million in the first quarter of 2018 and $25.0 million in the second quarter of 2018. On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale. On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement. As a result of the optional and mandatory prepayments of the tranche B term loans, we recognized a loss on extinguishment of debt of $13.1 million in fiscal 2018, including $- million and $3.3 million in the third quarter and first three quarters of 2018, respectively.

At September 28, 2019, our revolving credit facility under our credit agreement was undrawn and the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.6 million, was $698.4 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.

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

Interest under the tranche B term loans that we repaid in 2018 was determined based on alternative rates that we could choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.00%.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period), may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters. As of September 28, 2019, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

See Note 19, “Subsequent Events.”

4.625% Senior Notes due 2021. On June 4, 2013, we issued $700.0 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value. Interest on the 4.625% senior notes was payable on June 1 and December 1 of each year. As of September 28, 2019, we were in compliance with all of the covenants in the indenture governing the 4.625% senior notes due 2021. On October 10, 2019, we redeemed all $700.0 million of our 4.625% senior notes due 2021 at a price equal to 100% of their face value. See Note 19, “Subsequent Events.”

5.25% Senior Notes due 2025. On April 3, 2017, we issued $500.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public of 100% of their face value. On November 20, 2017, we issued an additional $400.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public 101% of their face value plus accrued interest from October 1, 2017, which equates to a yield to worst of 5.03%. The notes issued in November 2017 were issued as additional notes under the same indenture as our 5.25% senior notes due 2025 that were issued in April 2017, and, as such, form a single series and trade interchangeably with the previously issued 5.25% senior notes due 2025.

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

Interest on the 5.25% senior notes due 2025 is payable on April 1 and October 1 of each year, commencing October 1, 2017. The 5.25% senior notes due 2025 will mature on April 1, 2025, unless earlier retired or redeemed as described below.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

On or after April 1, 2020, we may redeem some or all of the 5.25% senior notes due 2025 at a redemption price of 103.9375% beginning April 1, 2020 and thereafter at prices declining annually to 100% on or after April 1, 2023, in each case plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior notes due 2025 at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

We may also, from time to time, seek to retire the 5.25% senior notes due 2025 through cash repurchases of the 5.25% senior notes due 2025 and/or exchanges of the 5.25% senior notes due 2025 for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our obligations under the 5.25% senior notes due 2025 are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The 5.25% senior notes due 2025 and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 5.25% senior notes due 2025.

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of September 28, 2019, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

5.25% Senior Notes due 2027. On September 26, 2019, we issued $550.0 million aggregate principal amount of 5.25% senior notes due 2027 at a price to the public of 100% of their face value.

We used the proceeds of the offering, together with the proceeds of incremental term loans made during the fourth quarter of 2019 (see Note 19, “Subsequent Events”), to redeem all of our outstanding 4.625% senior notes due 2021, repay a portion of our borrowings under our revolving credit facility, pay related fees and expenses and for general corporate purposes.

Interest on the 5.25% senior notes due 2027 is payable on March 15 and September 15 of each year, commencing March 15, 2020. The 5.25% senior notes due 2027 will mature on September 15, 2027, unless earlier retired or redeemed as described below.

We may redeem some or all of the 5.25% senior notes due 2027 at a redemption price of 103.938% beginning March 1, 2022 and thereafter at prices declining annually to 100% on or after March 1, 2025, in each case plus accrued and unpaid interest to the date of redemption. We may redeem up to 40% of the aggregate principal amount of the 5.25% senior notes due 2027 prior to March 1, 2022 with the net proceeds from certain equity offerings. We may also redeem some or all of the 5.25% senior notes due 2027 at any time prior to March 1, 2022 at a redemption price equal to the make-whole amount set forth in the tenth supplemental indenture. In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior notes due 2027 at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

We may also, from time to time, seek to retire the 5.25% senior notes due 2027 through cash repurchases of the 5.25% senior notes due 2027 and/or exchanges of the 5.25% senior notes due 2027 for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Our obligations under the 5.25% senior notes due 2027 are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries. The 5.25% senior notes due 2027 and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 5.25% senior notes due 2027.

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of September 28, 2019, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Accrued Interest. At September 28, 2019 and December 29, 2018, accrued interest of $34.7 million and $15.6 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Loss on Extinguishment of Debt. We did not have a loss on extinguishment of debt during the third quarter and first three quarters of 2019. During the first three quarters of 2018, we incurred a loss on extinguishment of debt in connection with the prepayment of our then outstanding tranche B term loans, which included the write-off of deferred debt financing costs of $2.8 million and the write-off of unamortized discount of $0.5 million.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes due 2021, 5.25% senior notes due 2025 and 5.25% senior notes due 2027 as of September 28, 2019 and December 29, 2018 were as follows (in thousands):

	September 28, 2019				December 29, 2018
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$—		$—		$50,000		$50,000	(1)
4.625% senior notes due 2021	700,000	(2)	700,287	(3)	700,000	(2)	684,250	(3)
5.25% senior notes due 2025	902,966	(4)	923,283	(3)	903,371	(4)	837,877	(3)
5.25% senior notes due 2027	$550,000		$562,375	(3)	$—		$—
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	On October 10, 2019, we redeemed all $700.0 million principal amount of our 4.625% senior notes due 2021. See Note 19, “Subsequent Events.”
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying values of the 5.25% senior notes due 2025 include a premium. At September 28, 2019 and December 29, 2018 the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the third quarter or first three quarters of 2019 or 2018.

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the third quarter and first three quarters of 2019 and 2018 were as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Affected Line Item in
	September 28,	September 29,	September 28,	September 29,	the Statement Where
Details about AOCL Components	2019	2018	2019	2018	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$—	$1	$—	$2	See (1) below
Amortization of unrecognized loss	216	183	646	514	See (1) below
Accumulated other comprehensive loss before tax	216	184	646	516	Total before tax
Tax expense	(63)	(46)	(168)	(129)	Income tax expense
Total reclassification	$153	$138	$478	$387	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Changes in AOCL for the first three quarters of 2019 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 29, 2018	$(12,224)	$(11,278)	$(23,502)
Other comprehensive income before reclassifications	—	1,211	1,211
Amounts reclassified from AOCL	478	—	478
Net current period other comprehensive income	478	1,211	1,689
Balance at September 28, 2019	$(11,746)	$(10,067)	$(21,813)

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

Under that authorization, we repurchased and retired 1,397,148 shares of common stock at an average price per share (excluding fees and commissions) of $26.41, or $36.9 million in the aggregate, including 694,749 shares of common stock at an average price per share (excluding fees and commissions) of $26.65, or $18.5 million in the aggregate, during the first three quarters of 2018 and 407,022 shares of common stock at an average price per share (excluding fees and commissions) of $24.55, or $10.0 million in the aggregate, during the first quarter of 2019.

On March 12, 2019, our board of directors authorized an extension of our stock repurchase program from March 15, 2019 to March 15, 2020. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. Under the new authorization, we repurchased and retired 1,330,865 shares of common stock at an average price per share, excluding fees and commissions, of $18.55, or $24.7 million in the aggregate, during the third quarter of 2019. As of September 28, 2019, we had $25.3 million available for future repurchases of common stock under the stock repurchase program and we had 64,044,649 shares of common stock outstanding.

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

Company Sponsored Defined Benefit Pension Plans. Net periodic pension cost for company sponsored defined benefit pension plans for the third quarter and first three quarters of 2019 and 2018 includes the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Service cost—benefits earned during the period	$1,734	$1,909	$5,405	$5,803
Interest cost on projected benefit obligation	1,431	1,268	4,304	3,797
Expected return on plan assets	(1,962)	(2,063)	(5,789)	(6,072)
Amortization of unrecognized prior service cost	—	1	—	2
Amortization of unrecognized loss	216	183	646	514
Net periodic pension cost	$1,419	$1,298	$4,566	$4,044

We made $5.0 million and $5.6 million of defined benefit pension plan contributions during the first three quarters of 2019 and 2018, respectively.

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

B&G Foods made contributions to the plan of $0.7 million in the first three quarters of 2019 and expects to pay surcharges of less than $0.3 million in fiscal 2019 assuming consistent hours are worked. B&G Foods contributed $0.7 million in fiscal 2018 and paid less than $0.1 million in surcharges. These contributions represented less than five percent of total contributions made to the plan.

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

Operating Leases. We adopted Accounting Standards Codification (ASC) Topic 842 at the beginning of the first quarter of 2019 and recognized an operating right-of-use (ROU) asset of $39.6 million and operating lease liabilities of $42.6 million at inception. Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items:

September 28,
2019
Right-of-use assets:
Operating lease right-of-use assets	$41,176

Operating lease liabilities:
Operating lease liabilities, current portion	$9,990
Long-term operating lease liabilities, net of current portion	34,415
Total operating lease liabilities	$44,405

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

Supplemental information related to leases:

	September 28, 2019
	Thirteen Weeks Ended	Thirty-nine Weeks Ended
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,091	$8,588

The components of lease costs were as follows:
Cost of goods sold	$1,081	$2,518
Selling, general and administrative expenses	1,972	5,912
Total lease costs	$3,053	$8,430

Total rent expense was $3.3 million, including the operating lease costs of $3.1 million stated above, for the third quarter of 2019, and $10.5 million, including the operating lease costs of $8.4 million stated above, for the first three quarters of 2019. Total rent expense was $3.3 million and $9.8 million, respectively, for the third quarter and first three quarters of 2018.

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

The following table shows the lease term and discount rate for our ROU assets:

September 28,
2019
Weighted average remaining lease term (years)	5.6
Weighted average discount rate	4.07%

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of September 28, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Fiscal year ending:
2019	$3,079
2020	11,282
2021	10,442
2022	5,758
2023	5,640
Thereafter	13,534
Total undiscounted future minimum lease payments	49,735
Less: Imputed interest	(5,330)
Total present value of future operating lease liabilities	$44,405

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first three quarters of 2019 or 2018 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Collective Bargaining Agreements. As of September 28, 2019, approximately 1,840 of our 2,930 employees, or 62.8%, were covered by collective bargaining agreements. Four of our collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering our Brooklyn facility, which covers approximately 55 employees, is scheduled to expire on December 31, 2019; the collective bargaining agreement covering our Terre Haute facility, which was acquired as part of the Clabber Girl acquisition and covers approximately 100 employees, is scheduled to expire on March 27, 2020; the collective bargaining agreement covering our Roseland facility, which covers approximately 50 employees, is scheduled to expire on March 31, 2020; and the collective bargaining agreement covering our Ankeny facility, which covers approximately 275 employees, is scheduled to expire on April 5, 2020. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Brooklyn, Terre Haute, Roseland or Ankeny facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the third quarter of 2019 and 2018, there were 1,113,253 and 400,338, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Weighted average shares outstanding:
Basic	65,081,045	65,932,352	65,336,324	66,252,392
Net effect of potentially dilutive share-based compensation awards	21,748	88,423	33,830	110,860
Diluted	65,102,793	66,020,775	65,370,154	66,363,252

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 57.0% and 57.8% of consolidated net sales for the first three quarters of 2019 and 2018, respectively. Our top ten customers accounted for approximately 58.9% and 55.8% of our consolidated trade accounts receivables as of September 28, 2019 and December 29, 2018, respectively. Other than Walmart, which accounted for 26.2% and 24.9% of our consolidated net sales for the first three quarters of 2019 and 2018, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2019 or 2018. Other than Walmart, which accounted for 24.8% and 24.9% of our consolidated trade accounts receivables as of September 28, 2019 and December 29, 2018, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of September 28, 2019, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first three quarters of 2019 and 2018, our sales to customers in foreign countries represented approximately 7.5% and 7.1%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

(15)	Share-Based Payments

The following table details our stock option activity for the first three quarters of fiscal 2019 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 29, 2018	1,194,105	$31.40
Granted	40,938	$22.68
Exercised	—	$—
Forfeited	(120,114)	$30.27
Cancelled	(1,676)	$29.10
Outstanding at September 28, 2019	1,113,253	$31.20	6.67	$5
Exercisable at September 28, 2019	818,483	$31.94	6.05	$—

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the compensation expense recognized for share-based payments (performance share long-term incentive awards (LTIAs), stock options, non-employee director stock grants, restricted stock and other share based payments) during the third quarter and first three quarters of 2019 and 2018 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
Consolidated Statements of Operations Location	2019	2018	2019	2018
Compensation expense included in cost of goods sold	$216	$250	$546	$1,014
Compensation expense included in selling, general and administrative expenses	783	499	2,417	2,332
Total compensation expense for share-based payments	$999	$749	$2,963	$3,346

As of September 28, 2019, there was $3.1 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.3 years, and $0.7 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 1.2 years.

During the first three quarters of 2019, we extended the post-retirement exercise period for 48,727 vested options held by board members (from six months to the full remaining term) and 517,785 vested options held by three retired executives (from six months to three-years) and recognized an additional $0.7 million of pre-tax share-based compensation expense in the second quarter of 2019, which is reflected in the table above.

The following table details the activity in our non-vested performance share LTIAs for the first three quarters of 2019:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 29, 2018	509,317	$27.30
Granted	382,574	$18.88
Vested	(102,893)	$29.04
Forfeited	(127,693)	$26.19
Outstanding at September 28, 2019	661,305	$22.37
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the number of shares of common stock issued by our company during the third quarter and first three quarters of 2019 and 2018 upon the vesting of performance share LTIAs, the exercise of stock options, restricted stock and other share-based payments:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Number of performance shares vested	—	—	102,893	150,255
Shares withheld to fund statutory minimum tax withholding	—	—	(36,965)	(57,298)
Shares of common stock issued for performance share LTIAs	—	—	65,928	92,957
Shares of common stock issued upon the exercise of stock options	—	618	—	618
Shares of common stock issued to non-employee directors for annual equity grants	—	—	45,848	35,039
Shares of restricted common stock issued to employees	—	—	32,059	—
Total shares of common stock issued	—	618	143,835	128,614

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)	Workforce Reduction

Workforce Reduction Expenses. During the first three quarters of 2019, we implemented a reduction in workforce. During the first three quarters of 2019, we recorded charges of $2.1 million related to the workforce reduction. We expect to record additional charges of approximately $0.3 million relating to the workforce reduction during the remainder of 2019. Substantially all of these charges have resulted or will result in cash payments, $1.3 million of which were made during the first three quarters of 2019 and approximately $1.1 million of which will continue through 2020.

Retirement Expenses. As previously disclosed, we entered into retirement agreements with two of our executive vice presidents during the first quarter of 2019. The retirement and other benefits payable under the agreements are included in the estimated charges set forth above.

(17)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Brand:(1)
Green Giant - frozen	$80,641	$90,338	$269,161	$269,409
Spices & Seasonings(2)	61,197	65,141	185,435	191,571
Ortega	34,995	33,913	106,295	105,835
Green Giant - shelf stable(3)	29,672	25,997	74,421	65,126
Maple Grove Farms of Vermont	17,490	16,185	53,165	50,228
Back to Nature	15,372	17,267	48,037	54,929
Mrs. Dash	14,360	13,603	43,995	44,852
Cream of Wheat	14,021	14,168	43,109	44,369
Pirate Brands(4)	—	26,597	—	72,799
All other brands	138,563	119,393	366,624	343,591
Total	$406,311	$422,602	$1,190,242	$1,242,709
(1)	Table includes net sales for each of our brands whose net sales for the first three quarters of 2019 or fiscal 2018 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, including French’s® seasoning mixes, which we discontinued during the third quarter of 2018 following the expiration of a licensing agreement. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.
(3)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(4)	See Note 3, “Acquisitions and Divestitures.”

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(18)	Guarantor and Non-Guarantor Financial Information

As further discussed in Note 6, “Long-Term Debt,” our obligations under the 4.625% senior notes due 2021 were, and our obligations under the 5.25% senior notes due 2025 and the 5.25% senior notes due 2027 are, jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this note as the guarantor subsidiaries. Our foreign subsidiaries, which we refer to in this note as the non-guarantor subsidiaries, do not guarantee the 5.25% senior notes due 2025 or the 5.25% senior notes due 2027. We redeemed all of our 4.625% senior notes due 2021 on October 10, 2019. See Note 19, “Subsequent Events.”

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of September 28, 2019 and December 29, 2018, the related condensed consolidating statement of operations for the thirteen and thirty-nine weeks ended September 28, 2019 and September 29, 2018 and the related condensed consolidating statement of cash flows for the thirty-nine weeks ended September 28, 2019 and September 29, 2018 for:

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

As of September 28, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$264,121	$2,885	$—	$267,006
Trade accounts receivable, net	—	155,790	12,185	—	167,975
Inventories, net	—	456,728	69,346	—	526,074
Prepaid expenses and other current assets	—	24,648	5,523	—	30,171
Income tax receivable	—	10,128	1,901	—	12,029
Total current assets	—	911,415	91,840	—	1,003,255

Property, plant and equipment, net	—	260,301	42,806	—	303,107
Operating lease right-of-use assets	—	41,101	75	—	41,176
Goodwill	—	595,913	—	—	595,913
Other intangibles, net	—	1,619,848	—	—	1,619,848
Other assets	—	3,566	14	—	3,580
Deferred income taxes	—	—	5,378	—	5,378
Investments in subsidiaries	3,026,802	97,470	—	(3,124,272)	—
Total assets	$3,026,802	$3,529,614	$140,113	$(3,124,272)	$3,572,257

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$—	$153,454	$23,661	$—	$177,115
Accrued expenses	—	64,907	3,565	—	68,472
Operating lease liabilities, current portion	—	9,946	44	—	9,990
Income tax payable	—	3,335	161	—	3,496
Dividends payable	30,421	—	—	—	30,421
Intercompany payables	—	(15,169)	15,169	—	—
Total current liabilities	30,421	216,473	42,600	—	289,494

Long-term debt	2,152,966	(19,479)	—	—	2,133,487
Deferred income taxes	—	252,131	—	—	252,131
Long-term operating lease liabilities, net of current portion	—	34,373	42	—	34,415
Other liabilities	—	19,315	—	—	19,315
Total liabilities	2,183,387	502,813	42,642	—	2,728,842

Stockholders' Equity:
Preferred stock	—	—	—	—	—
Common stock	640	—	—	—	640
Additional paid-in capital	—	2,178,153	68,253	(2,246,406)	—
Accumulated other comprehensive loss	(21,813)	(21,813)	(10,067)	31,880	(21,813)
Retained earnings	864,588	870,461	39,285	(909,746)	864,588
Total stockholders’ equity	843,415	3,026,801	97,471	(3,124,272)	843,415
Total liabilities and stockholders’ equity	$3,026,802	$3,529,614	$140,113	$(3,124,272)	$3,572,257

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended September 28, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$371,091	$46,059	$(10,839)	$406,311
Cost of goods sold	—	265,557	42,812	(10,839)	297,530
Gross profit	—	105,534	3,247	—	108,781

Operating expenses:
Selling, general and administrative expenses	—	35,650	2,462	—	38,112
Amortization expense	—	4,729	—	—	4,729
Operating income	—	65,155	785	—	65,940

Other income and expenses:
Interest expense, net	—	24,152	—	—	24,152
Other income	—	(59)	—	—	(59)
Income before income tax expense	—	41,062	785	—	41,847
Income tax expense	—	10,624	135	—	10,759
Equity in earnings (loss) of subsidiaries	31,088	650	—	(31,738)	—
Net income (loss)	$31,088	$31,088	$650	$(31,738)	$31,088
Comprehensive income (loss)	$29,450	$30,935	$(1,141)	$(29,793)	$29,451

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirty-nine Weeks Ended September 28, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,124,587	$147,675	$(82,020)	$1,190,242
Cost of goods sold	—	845,563	137,972	(82,020)	901,515
Gross profit	—	279,024	9,703	—	288,727

Operating expenses:
Selling, general and administrative expenses	—	110,592	5,673	—	116,265
Amortization expense	—	13,821	—	—	13,821
Operating income	—	154,611	4,030	—	158,641

Other income and expenses:
Interest expense, net	—	70,405	—	—	70,405
Other income	—	(842)	—	—	(842)
Income before income tax expense	—	85,048	4,030	—	89,078
Income tax expense	—	22,108	840	—	22,948
Equity in earnings (loss) of subsidiaries	66,130	3,190	—	(69,320)	—
Net income (loss)	$66,130	$66,130	$3,190	$(69,320)	$66,130
Comprehensive income (loss)	$67,818	$65,652	$4,400	$(70,051)	$67,819

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended September 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$398,347	$49,281	$(25,026)	$422,602
Cost of goods sold	—	286,893	45,696	(25,026)	307,563
Gross profit	—	111,454	3,585	—	115,039

Operating expenses:
Selling, general and administrative expenses	—	37,743	2,244	—	39,987
Amortization expense	—	4,634	—	—	4,634
Operating income	—	69,077	1,341	—	70,418

Other income and expenses:
Interest expense, net	—	27,932	—	—	27,932
Other income	—	(1,313)	—	—	(1,313)
Income before income tax expense	—	42,458	1,341	—	43,799
Income tax expense	—	10,308	1,503	—	11,811
Equity in earnings (loss) of subsidiaries	31,988	(162)	—	(31,826)	—
Net income (loss)	$31,988	$31,988	$(162)	$(31,826)	$31,988
Comprehensive income (loss)	$36,124	$31,850	$3,836	$(35,686)	$36,124

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirty-nine Weeks Ended September 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,178,637	$142,507	$(78,435)	$1,242,709
Cost of goods sold	—	892,549	129,027	(78,435)	943,141
Gross profit	—	286,088	13,480	—	299,568

Operating expenses:
Selling, general and administrative expenses	—	112,784	7,043	—	119,827
Amortization expense	—	13,852	—	—	13,852
Operating income	—	159,452	6,437	—	165,889

Other income and expenses:
Interest expense, net	—	83,845	—	—	83,845
Loss on extinguishment of debt	—	3,324	—	—	3,324
Other income	—	(2,979)	—	—	(2,979)
Income before income tax expense	—	75,262	6,437	—	81,699
Income tax expense	—	19,401	1,787	—	21,188
Equity in earnings (loss) of subsidiaries	60,511	4,650	—	(65,161)	—
Net income (loss)	$60,511	$60,511	$4,650	$(65,161)	$60,511
Comprehensive income (loss)	$62,369	$60,124	$6,121	$(66,245)	$62,369

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Thirty-nine Weeks Ended September 28, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(3,700)	$5,029	$—	$1,329

Cash flows from investing activities:
Capital expenditures	—	(25,805)	(2,710)	—	(28,515)
Proceeds from sale of assets	—	—	31	—	31
Payments for acquisition of businesses, net of cash acquired	—	(82,430)	—	—	(82,430)
Net cash used in investing activities	—	(108,235)	(2,679)	—	(110,914)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	550,000	—	—	—	550,000
Repayments of borrowings under revolving credit facility	(515,000)	—	—	—	(515,000)
Borrowings under revolving credit facility	465,000	—	—	—	465,000
Dividends paid	(93,248)	—	—	—	(93,248)
Payments for the repurchase of common stock, net	(34,713)	—	—	—	(34,713)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(905)	—	—	(905)
Payments of debt financing costs	—	(6,254)	—	—	(6,254)
Intercompany transactions	(372,039)	373,344	(1,305)	—	—
Net cash provided by (used in) financing activities	—	366,185	(1,305)	—	364,880
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	63		63
Net increase in cash and cash equivalents	—	254,250	1,108	—	255,358
Cash and cash equivalents at beginning of period	—	9,871	1,777	—	11,648
Cash and cash equivalents at end of period	$—	$264,121	$2,885	$—	$267,006

Condensed Consolidating Statement of Cash Flows

Thirty-nine Weeks Ended September 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$126,987	$12,076	$—	$139,063

Cash flows from investing activities:
Capital expenditures	—	(22,943)	(2,973)	—	(25,916)
Payments for acquisition of businesses, net of cash acquired	—	(30,787)	—	—	(30,787)
Net cash used in investing activities	—	(53,730)	(2,973)	—	(56,703)

Cash flows from financing activities:
Repayments of long-term debt	(150,000)	—	—	—	(150,000)
Repayments of borrowings under revolving credit facility	(50,000)	—	—	—	(50,000)
Borrowings under revolving credit facility	50,000	—	—	—	50,000
Proceeds from issuance of common stock, net	21	—	—	—	21
Dividends paid	(93,206)	—	—	—	(93,206)
Payments for the repurchase of common stock, net	(18,529)	—	—	—	(18,529)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,832)	—	—	(1,832)
Intercompany transactions	261,714	(256,030)	(5,684)	—	—
Net cash used in financing activities	—	(257,862)	(5,684)	—	(263,546)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	851	—	851
Net (decrease) increase in cash and cash equivalents	—	(184,605)	4,270	—	(180,335)
Cash and cash equivalents at beginning of period	—	204,815	1,691	—	206,506
Cash and cash equivalents at end of period	$—	$20,210	$5,961	$—	$26,171

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(19)	Subsequent Events

On October 10, 2019, we amended our credit agreement to, among other things, provide for an incremental $450.0 million tranche B term loan facility, which closed and funded on October 10, 2019. We used the proceeds of the tranche B term loans, together with the net proceeds of our recently completed offering of $550.0 million of 5.25% senior notes due 2027, to redeem all $700.0 million of our 4.625% senior notes due 2021, repay a portion of our borrowings under our revolving credit facility, pay related fees and expenses and for general corporate purposes. As a result of the redemption of our 4.625% senior notes due 2021, we expect to recognize a loss on extinguishment of debt of approximately $1.2 million in the fourth quarter of 2019.

The tranche B term loans mature on October 10, 2026 and are subject to amortization at the rate of 1% per year with the balance due and payable on the maturity date. If we prepay all or any portion of the tranche B term loans within six months of the funding of the tranche B term loans in connection with a financing that has a lower interest rate or weighted average yield than the tranche B term loans, we will owe a repayment fee equal to 1% of the amount prepaid. Otherwise, we may prepay the term loans at any time without premium or penalty (other than customary “breakage” costs with respect to the early termination of LIBOR loans). Subject to certain exceptions, the tranche B term loans are subject to mandatory prepayment upon certain asset dispositions or casualty events and issuances of indebtedness.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

For further information regarding our credit agreement, including a description of optional and mandatory prepayment terms, and financial and restrictive covenants, see Note 6, “Long-Term Debt.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 28, 2019 (third quarter and first three quarters of 2019) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 29, 2018 (fiscal 2018) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2019 (which we refer to as our 2018 Annual Report on Form 10-K).

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

We experienced moderate net cost increases for raw materials during fiscal 2018 and have experienced higher raw materials cost increases in fiscal 2019. We are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through at least the remainder of fiscal 2019. In addition, we have been negatively impacted by higher industry-wide transportation costs in fiscal 2019 and have also been negatively impacted by tariffs on certain ingredients and packaging. We expect these cost pressures to continue in 2020. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

We attempt to manage cost inflation risk by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost savings measures. For example, we were able to partially offset the impact of higher industry-wide transportation costs in 2019 through the re-location of certain of our distribution centers and better use of contract rate versus spot rate. We also attempt to offset rising input costs by raising sales prices to our customers. For example, in response to inflationary pressure, we announced list price increases for the majority of our products during the first quarter of 2018 and the first quarter of 2019. We saw some benefit from the 2018 list price increases during fiscal 2018 and the first three quarters of 2019, and we expect additional benefit from the 2018 and 2019 list price increases during the remainder of fiscal 2019. However, increases in the prices we charge our customers often lag behind rising input costs and competitive pressures may limit our ability to quickly raise prices, or to raise prices at all, in response to rising costs. Moreover, customer and consumer acceptance of price increases cannot be assured.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2019 and 2018, our net sales to customers in foreign countries represented approximately 7.5% and 7.1%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

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

The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2019 and 2018. Our consolidated effective tax rate for the first three quarters of 2019 and fiscal 2018 was 25.8% and 22.4%, respectively.

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

The SEC issued guidance on December 23, 2017 providing a one-year measurement period from a registrant’s reporting period that includes the U.S. Tax Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. As of September 28, 2019, we have recorded all known and estimable impacts of the U.S. Tax Act that are effective for fiscal 2019.

The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2019 and beyond may differ from the estimates provided in this report, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that currently contemplated.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2019 and 2018 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.2%	72.8%	75.7%	75.9%
Gross profit	26.8%	27.2%	24.3%	24.1%

Operating expenses:
Selling, general and administrative expenses	9.4%	9.5%	9.8%	9.6%
Amortization expense	1.2%	1.0%	1.2%	1.2%
Operating income	16.2%	16.7%	13.3%	13.3%

Other income and expenses:
Interest expense, net	5.9%	6.6%	5.9%	6.7%
Loss on extinguishment of debt	—%	—%	—%	0.3%
Other income	—%	(0.3)%	(0.1)%	(0.3)%
Income before income tax expense	10.3%	10.4%	7.5%	6.6%
Income tax expense	2.6%	2.8%	1.9%	1.7%
Net income	7.7%	7.6%	5.6%	4.9%

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

Other Income. Other income includes income or expense resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes and the impact of the recently adopted presentation of net periodic pension cost and net periodic post-retirement benefit cost below operating profit, in accordance with the FASB ASU issued in March 2017. See Note 2, “Summary of Significant Accounting Policies — Newly Adopted Accounting Standards,” for further details.

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

Base Business Net Sales. Base business net sales is a non-GAAP financial measure used by management to measure operating performance. We define base business net sales as our net sales excluding (1) the net sales of acquisitions until the net sales from such acquisitions are included in both comparable periods, (2) net sales of discontinued or divested brands and (3) net sales of our IQF bulk rice products, see footnote 2 to the table below. The portion of current period net sales attributable to recent acquisitions for which there is no corresponding period in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the first anniversary of the acquisition date. For discontinued or divested brands, the entire amount of net sales is excluded from each fiscal period being compared. Management has included this financial measure because it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued or divested brands.

The definition of base business net sales set forth above, as it relates to acquisitions, has been modified from the definition we had most recently used. Under our most recent prior definition of base business net sales, for each acquisition, the excluded period started at the beginning of the most recent fiscal period being compared and ended on the last day of the quarter in which the first anniversary of the date of acquisition occurred. Management believes that it is more useful to measure base business net sales on a partial quarter basis based upon the actual period of comparable ownership instead of adjusting for an entire quarter.

A reconciliation of base business net sales to reported net sales for the third quarter and first three quarters of 2019 and 2018 follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales	$406,311	$422,602	$1,190,242	$1,242,709
Net sales from acquisitions(1)	(20,397)	—	(34,272)	—
Net sales of non-branded IQF bulk rice products(2)	—	(169)	—	(1,306)
Net sales from divested and discontinued brands(3)	—	(26,741)	—	(74,045)
Base business net sales	$385,914	$395,692	$1,155,970	$1,167,358
(1)	Reflects net sales for Clabber Girl for the third quarter and first three quarters of 2019. Also includes two weeks of net sales for McCann’s in 2019, for which there was no comparable period of net sales in 2018. McCann’s was acquired on July 16, 2018 and Clabber Girl was acquired on May 15, 2019.
(2)	Reflects net sales of our non-branded individually quick frozen (IQF) bulk rice products, which is a product line we acquired as part of the Green Giant acquisition, and which we are excluding from net sales for the purposes of calculating base business net sales because we do not consider the non-branded IQF bulk rice products to be part of our core business or material. We discontinued the sale of non-branded IQF bulk rice products during the fourth quarter of 2018.
(3)	Reflects net sales of Pirate Brands and French’s® seasoning mixes. We completed the divestiture of Pirate Brands on October 17, 2018. We discontinued the sale of French’s products during the third quarter of 2018 following the expiration of a licensing agreement.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of 2019 and 2018 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net income	$31,088	$31,988	$66,130	$60,511
Income tax expense	10,759	11,811	22,948	21,188
Interest expense, net	24,152	27,932	70,405	83,845
Depreciation and amortization	15,122	13,526	43,542	39,933
Loss on extinguishment of debt(1)	—	—	—	3,324
EBITDA	81,121	85,257	203,025	208,801
Acquisition/divestiture-related and non-recurring expenses(2)	5,111	4,744	13,630	9,636
Inventory reduction plan impact(3)	—	1,853	16,382	37,279
Adjusted EBITDA	86,232	91,854	233,037	255,716
Income tax expense	(10,759)	(11,811)	(22,948)	(21,188)
Interest expense, net	(24,152)	(27,932)	(70,405)	(83,845)
Acquisition/divestiture-related and non-recurring expenses(2)	(5,111)	(4,744)	(13,630)	(9,636)
Inventory reduction plan impact(3)	—	(1,853)	(16,382)	(37,279)
Write-off of property, plant and equipment	76	70	89	99
Deferred income taxes	8,382	8,985	15,622	16,496
Amortization of deferred financing costs and bond discount	873	1,434	2,618	4,410
Share-based compensation expense	999	749	2,963	3,346
Changes in assets and liabilities, net of effects of business combinations	(72,057)	(22,493)	(129,635)	10,944
Net cash (used in) provided by operating activities(4)	$(15,517)	$34,259	$1,329	$139,063
(1)	Loss on extinguishment of debt for the first three quarters of 2018 included the write-off of deferred debt financing costs and unamortized discount of $2.8 million and $0.5 million, respectively, relating to the prepayment of borrowings under the tranche B term loans.
(2)	Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2019 of $5.1 million and $13.6 million, respectively, primarily include acquisition expenses for the Clabber Girl acquisition, divestiture expenses for the Pirate Brands sale and severance and other expenses primarily relating to a workforce reduction. Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2018 of $4.7 million and $9.6 million, respectively, primarily included acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions.
(3)	For the first three quarters of 2019, inventory reduction plan impact of $16.4 million includes the underutilization of our manufacturing facilities as we reduced inventory during the implementation of an inventory reduction plan. For the third quarter and first three quarters of 2018, the inventory reduction plan impact of $1.9 million and $37.3 million, respectively, included fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in the third quarter and first three quarters of 2018 as part of our inventory reduction plan.
(4)	Our divestiture of Pirate Brands during the fourth quarter of 2018 resulted in a gain on sale during 2018 of approximately $176.4 million. The gain on sale negatively impacted our income taxes for 2019 by approximately $71.8 million, which includes a cash tax payment we made during the second quarter of 2019 of $43.2 million and a cash tax benefit we otherwise would have expected to receive of approximately $28.6 million. Excluding the negative tax impact of the gain on sale, our net cash provided by operating activities for the first three quarters of 2019 would have been approximately $73.1 million.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the third quarter and first three quarters of 2019 and 2018 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net income	$31,088	$31,988	$66,130	$60,511
Loss on extinguishment of debt, net of tax(1)	—	—	—	2,496
Acquisition/divestiture-related and non-recurring expenses, net of tax(2)	3,794	3,563	10,119	7,237
Inventory reduction plan impact, net of tax(3)	—	1,392	12,162	27,997
Tax true-ups(4)	—	529	—	529
Adjusted net income	$34,882	$37,472	$88,411	$98,770
Adjusted diluted earnings per share	$0.54	$0.57	$1.35	$1.49
(1)	Loss on extinguishment of debt for the first three quarters of 2018 included the write-off of deferred debt financing costs and unamortized discount of $2.1 million, net of tax, and $0.4 million, net of tax, respectively, relating to the prepayment of borrowings under the tranche B term loans.
(2)	Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2019 primarily include acquisition expenses for the Clabber Girl acquisition, divestiture expenses for the Pirate Brands sale and severance and other expenses primarily relating to a workforce reduction. Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2018 primarily included acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions.
(3)	For the first three quarters of 2019, inventory reduction plan impact of $16.4 million (or $12.2 million net of taxes) includes the underutilization of our manufacturing facilities as we reduced inventory during the implementation of an inventory reduction plan. For the third quarter and first three quarters of 2018, the inventory reduction plan impact of $1.9 million (or $1.4 million net of taxes) and $37.3 million (or $28.0 million net of taxes), respectively, included fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in the third quarter and first three quarters of 2018 as part of our inventory reduction plan.
(4)	Tax true-ups for the third quarter and first three quarters of 2018 reflects prior year foreign tax expense true-up and impact of enacted state rate changes.

Third quarter of 2019 compared to the third quarter of 2018

Net Sales. We generated net sales of $406.3 million for the third quarter of 2019, compared to $422.6 million for the third quarter of 2018. The decrease was due in part to the Pirate Brands divestiture, partially offset by the McCann’s and Clabber Girl acquisitions. Net sales of Pirate Brands, which was sold on October 17, 2018 and therefore not part of our third quarter of 2019 results, were $26.6 million during the third quarter of 2018. An additional two weeks of net sales of McCann’s, which was acquired on July 16, 2018 (two weeks after the start of the third quarter of 2018), contributed $0.3 million to our net sales for the third quarter of 2019. Net sales of Clabber Girl, which was acquired on May 15, 2019 and therefore not part of our third quarter of 2018 results, contributed $20.1 million to our net sales for the third quarter of 2019.

Base business net sales for the third quarter of 2019 decreased $9.8 million, or 2.5%, to $385.9 million from $395.7 million for the third quarter of 2018. The decrease in base business net sales was attributable to a decrease in unit volume of $14.8 million, partially offset by an increase in net pricing of $5.0 million, or 1.3% of base business net sales.

Net sales of all Green Giant products in the aggregate (including Le Sueur) decreased $6.1 million, or 4.9%, in the third quarter of 2019, as compared to the third quarter of 2018. Net sales of Green Giant frozen decreased $9.7 million, or 10.7%, for the quarter. Net sales of Green Giant shelf stable (including Le Sueur) increased $3.5 million, or 9.9%, for the third quarter of 2019.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first three quarters of 2019 or fiscal 2018 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following chart sets forth the most significant base business net sales increases and decreases by brand for those brands for the third quarter of 2019:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - shelf stable(1)	$3.5	9.9%
Maple Grove Farms of Vermont	1.3	8.1%
Ortega	1.1	3.2%
Mrs. Dash	0.8	5.6%
Green Giant - frozen	(9.7)	(10.7)%
Spices & Seasonings(2)	(3.8)	(5.8)%
Back to Nature	(1.9)	(11.0)%
Cream of Wheat	(0.2)	(1.0)%
All other brands	(0.9)	0.4%
Base business net sales decrease	$(9.8)	(2.5)%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands or net sales for French’s® seasoning mixes, which we discontinued during the third quarter of 2018 following the expiration of a licensing agreement.

Gross Profit. Gross profit was $108.8 million for the third quarter of 2019, or 26.8% of net sales. Excluding the negative impact of $1.5 million of acquisition/divestiture-related and non-recurring expenses during the third quarter of 2019, our gross profit would have been $110.3 million, or 27.2% of net sales. Gross profit was $115.0 million for the third quarter of 2018, or 27.2% of net sales. Excluding the negative impact of $3.2 million of acquisition-related and non-recurring charges during the third quarter of 2018, which includes expenses relating to our inventory reduction plan, our gross profit would have been $118.2 million, or 28.0% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.9 million, or 4.7%, to $38.1 million for the third quarter of 2019 from $40.0 million for the third quarter of 2018. The decrease was composed of decreases in selling expenses of $1.6 million, warehousing expenses of $0.8 million and consumer marketing expenses of $0.5 million, partially offset by increases in other general and administrative expenses of $0.8 million and acquisition/divestiture-related and non-recurring expenses of $0.2 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.1 percentage points to 9.4% for the third quarter of 2019, compared to 9.5% for the third quarter of 2018.

Amortization Expense. Amortization expense increased $0.1 million to $4.7 million for the third quarter of 2019 from $4.6 million for the third quarter of 2018 due to the Clabber Girl acquisition completed in the second quarter of 2019 and the McCann’s acquisition completed in the third quarter of 2018, partially offset by the Pirate Brands sale completed in the fourth quarter of 2018.

Operating Income. As a result of the foregoing, operating income decreased $4.5 million, or 6.4%, to $65.9 million for the third quarter of 2019 from $70.4 million for the third quarter of 2018. Operating income expressed as a percentage of net sales decreased to 16.2% in the third quarter of 2019 from 16.7% in the third quarter of 2018.

Net Interest Expense. Net interest expense decreased $3.7 million, or 13.5%, to $24.2 million for the third quarter of 2019 from $27.9 million in the third quarter of 2018. The decrease was primarily attributable to a reduction in average long-term debt outstanding during the third quarter of 2019 as compared to the third quarter of 2018, primarily as a result of the use of the net proceeds from the sale of Pirate Brands to prepay long-term debt during the fourth quarter of 2018, which was partially offset by additional borrowings made in the second quarter of 2019 to fund the Clabber Girl acquisition. See “—Liquidity and Capital Resources — Debt” below.

Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for the third quarter of 2019 or the third quarter of 2018.

Other Income. Other income for the third quarter of 2019 and 2018 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.2 million expense and $0.7 million income, respectively. Other income for the third quarter of 2019 and 2018 also includes the impact of the recently adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit, in the amount of $0.3 million income and $0.6 million income, respectively.

Income Tax Expense. Income tax expense decreased $1.0 million to $10.8 million for the third quarter of 2019 from $11.8 million for the third quarter of 2018. Our effective tax rate was 25.7% for the third quarter of 2019 and 27.0% for the third quarter of 2018. See “U.S. Tax Act” above.

First three quarters of 2019 compared to the first three quarters of 2018

Net Sales. We generated net sales of $1,190.2 million for the first three quarters of 2019, compared to $1,242.7 million for the first three quarters of 2018. The decrease was primarily attributable to the Pirate Brands divestiture, offset in part by the McCann’s and Clabber Girl acquisitions. Net sales of Pirate Brands, which was sold on October 17, 2018 and therefore not part of our first three quarters of 2019 results, were $72.8 million during the first three quarters of 2018. An additional two weeks of net sales of McCann’s, which was acquired on July 16, 2018 (two weeks after the start of the third quarter of 2018), contributed $0.3 million to our net sales for the first three quarters of 2019. Net sales of Clabber Girl, which was acquired on May 15, 2019 and therefore not part of our first three quarters of 2018 results, contributed $28.5 million to our net sales for the first three quarters of 2019.

Base business net sales for the first three quarters of 2019 decreased $11.4 million, or 1.0%, to $1,156.0 million from $1,167.4 million for the first three quarters of 2018. The decrease in base business net sales was attributable to a decrease in unit volume of $27.5 million and the negative impact of foreign currency of $0.1 million, partially offset by an increase in net pricing of $16.2 million, or 1.4% of base business net sales.

Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $9.1 million, or 2.5%, in the first three quarters of 2019, as compared to the first three quarters of 2018. Net sales of Green Giant frozen decreased $0.2 million, or 0.1%, for the first three quarters of 2019. Net sales of Green Giant shelf stable (including Le Sueur) increased $9.3 million, or 10.3%, for the first three quarters of 2019.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first three quarters of 2019 or fiscal 2018 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following chart sets forth the most significant base business net sales increases and decreases by brand for those brands for the first three quarters of 2019:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - shelf stable(1)	$9.3	10.3%
Maple Grove Farms of Vermont	3.0	5.8%
Ortega	0.5	0.4%
Back to Nature	(6.9)	(12.5)%
Spices & Seasonings(2)	(4.9)	(2.6)%
Cream of Wheat	(1.3)	(2.8)%
Mrs. Dash	(0.9)	(1.9)%
Green Giant - frozen	(0.2)	(0.1)%
All other brands	(10.0)	(3.1)%
Base business net sales decrease	$(11.4)	(1.0)%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands or net sales for French’s® seasoning mixes, which we discontinued during the third quarter of 2018 following the expiration of a licensing agreement.

Gross Profit. Gross profit was $288.7 million for the first three quarters of 2019, or 24.3% of net sales. Excluding the negative impact of $19.5 million of acquisition/divestiture-related and non-recurring expenses during the first three quarters of 2019, which includes expenses related to our inventory reduction plan, our gross profit would have been $308.2 million, or 25.9% of net sales. Gross profit was $299.6 million for the first three quarters of 2018, or 24.1% of net sales. Excluding the negative impact of $39.4 million of acquisition-related and non-recurring charges during the first three quarters of 2018, which includes expenses relating to our inventory reduction plan, our gross profit would have been $339.0 million, or 27.3% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.5 million, or 3.0%, to $116.3 million for the first three quarters of 2019 from $119.8 million for the first three quarters of 2018. The decrease was composed of decreases in consumer marketing expenses of $4.1 million, selling expenses of $3.2 million and warehousing expenses of $1.4 million, partially offset by increases in acquisition/divestiture-related and non-recurring expenses of $3.0 million and other general and administrative expenses of $2.2 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.2 percentage points to 9.8% for the first three quarters of 2019, compared to 9.6% for the first three quarters of 2018.

Amortization Expense. Amortization expense decreased $0.1 million to $13.8 million for the first three quarters of 2019 from $13.9 million for the first three quarters of 2018 due to the Pirate Brands sale completed in the fourth quarter of 2018, partially offset by the Clabber Girl acquisition completed in the second quarter of 2019 and the McCann’s acquisition completed in the third quarter of 2018.

Operating Income. As a result of the foregoing, operating income decreased $7.3 million, or 4.4%, to $158.6 million for the first three quarters of 2019 from $165.9 million for the first three quarters of 2018. Operating income expressed as a percentage of net sales remained flat at 13.3% in the first three quarters of 2019 and the first three quarters of 2018.

Net Interest Expense. Net interest expense decreased $13.4 million, or 16.0%, to $70.4 million for the first three quarters of 2019 from $83.8 million in the first three quarters of 2018. The decrease was primarily attributable to a reduction in average long-term debt outstanding during the first three quarters of 2019 as compared to the first three quarters of 2018, primarily as a result of the use of the net proceeds from the sale of Pirate Brands to prepay long-term debt during the fourth quarter of 2018 and other prepayments of long-term debt made during the first and second quarters of 2018, which was partially offset by additional borrowings made in the second quarter of 2019 to fund the Clabber Girl acquisition. See “—Liquidity and Capital Resources — Debt” below.

Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for the first three quarters of 2019, compared to a loss on extinguishment of debt for the first three quarters of 2018 of $3.3 million, which included the write-off of deferred debt financing costs and unamortized discount of $2.8 million and $0.5 million, respectively, relating to the repayment of $150.0 million aggregate principal amount of our then outstanding tranche B term loans.

Other Income. Other income for the first three quarters of 2019 and 2018 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million and $1.1 million, respectively. Other income for the first three quarters of 2019 and 2018 also includes the impact of the recently adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs below operating profit, in the amount of $0.8 million and $1.9 million, respectively.

Income Tax Expense. Income tax expense increased $1.7 million to $22.9 million for the first three quarters of 2019 from $21.2 million for the first three quarters of 2018. Our effective tax rate was 25.8% for the first three quarters of 2019 and 25.9% for the first three quarters of 2018. See “U.S. Tax Act” above.

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

Cash Flows

Net cash provided by operating activities decreased $137.8 million to $1.3 million for the first three quarters of 2019 from $139.1 million for the first three quarters of 2018. The decrease in net cash provided by operating activities was primarily due to the negative impact to income taxes resulting from the Pirate Brands sale of approximately $71.8 million, which includes a cash tax payment of $43.2 million made during the first three quarters of 2019 and a cash tax benefit we otherwise would have expected to receive of approximately $28.6 million. The decrease in net cash provided by operating activities was also due to unfavorable working capital comparisons to the first three quarters of 2018 (primarily comprised of inventories and income tax receivable/payable due to the Pirate Brands sale as discussed above, partially offset by a favorable change in trade accounts receivable). There was an increase in inventory of $112.2 million for the first three quarters of 2019 as compared to a decrease of $6.9 million during the first three quarters of 2018, which was primarily attributable to our inventory reduction plan. The decrease in net cash provided by operating activities was also due to the timing of payments received in 2018 from post-acquisition transition services agreements.

Net cash used in investing activities for the first three quarters of 2019 increased $54.2 million to $110.9 million from $56.7 million for the first three quarters of 2018. The increase was primarily attributable to the Clabber Girl acquisition, for which we paid $82.4 million, net of cash acquired of $2.2 million, during the second quarter of 2019, partially offset by the McCann’s acquisition, for which we paid $30.8 million during the third quarter of 2018.

Net cash provided by financing activities for the first three quarters of 2019 increased $628.4 million to $364.9 million net cash provided by financing activities as compared to $263.5 million net cash used in financing activities for the first three quarters of 2018. The increase was primarily driven by the issuance of $550.0 million 5.25% senior notes due 2027 during the third quarter of 2019 as well as repayments of long-term debt of $150.0 million during the first three quarters of 2018, partially offset by net repayments under our revolving credit facility of $50.0 million for the first three quarters of 2019 and stock repurchases of $34.7 million for the first three quarters of 2019 compared to $18.5 million for the first three quarters of 2018.

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

For the first three quarters of 2019 and 2018, we had net cash provided by operating activities of $1.3 million and $139.1 million, respectively, and distributed as dividends $93.2 million and $93.2 million, respectively. Including the dividend payment that we made in the fourth quarter on October 30, 2019, we paid quarterly dividends of $123.7 million in fiscal 2019. Based upon our current dividend rate of $1.90 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2020 to be approximately $121.7 million.

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

Debt

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

We made optional prepayments of tranche B term loans of $125.0 million principal amount in the first quarter of 2018 and $25.0 million principal amount in the second quarter of 2018. On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale. On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement. Therefore, as of September 28, 2019, there were no tranche B term loans outstanding under our credit facility. As a result of the optional and mandatory prepayments of the tranche B term loans, we recognized a loss on extinguishment of debt of $13.1 million in fiscal 2018, including $3.3 million in the third quarter and first three quarters of 2018.

On October 10, 2019, we amended our credit agreement to, among other things, provide for an incremental $450.0 million tranche B term loan facility, which closed and funded on October 10, 2019. We used the proceeds of the tranche B term loans, together with the net proceeds of our recently completed offering of $550.0 million of 5.25% senior notes due 2027, to redeem all $700.0 million of our 4.625% senior notes due 2021, repay a portion of our borrowings under our revolving credit facility, pay related fees and expenses and for general corporate purposes. The tranche B term loans mature on October 10, 2026 and are subject to amortization at the rate of 1% per year with the balance due and payable on the maturity date.

As of September 28, 2019, our revolving credit facility was undrawn and the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.6 million, was $698.4 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on November 21, 2022.

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

Interest under our currently outstanding tranche B term loan loans is determined based on alternative rates that we could choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%

Our credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property.

For further information regarding our credit agreement, including a description of optional and mandatory prepayment terms, and financial and restrictive covenants, see Note 6, “Long-Term Debt” and Note 19, “Subsequent Events” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

4.625% Senior Notes due 2021. On June 4, 2013, we issued $700.0 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value. Interest on the 4.625% senior notes was payable on June 1 and December 1 of each year. On October 10, 2019, we redeemed all $700.0 million of our 4.625% senior notes due 2021 at a price equal to 100% of their face value. See Note 19, “Subsequent Events” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

Interest on the 5.25% senior notes due 2025 is payable on April 1 and October 1 of each year, commencing October 1, 2017. The 5.25% senior notes due 2025 will mature on April 1, 2025, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 5.25% senior notes due 2025 as described in Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

We may also, from time to time, seek to retire the 5.25% senior notes due 2025 through cash repurchases of the 5.25% senior notes due 2025 and/or exchanges of the 5.25% senior notes due 2025 for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a more detailed description of the 5.25% senior notes due 2025.

5.25% Senior Notes due 2027. On September 26, 2019, we issued $550.0 million aggregate principal amount of 5.25% senior notes due 2027 at a price to the public of 100% of their face value.

We used the proceeds of the offering, together with the proceeds of incremental term loans made during the fourth quarter of 2019, to redeem all of our outstanding 4.625% senior notes due 2021, repay a portion of our borrowings under our revolving credit facility, pay related fees and expenses and for general corporate purposes.

Interest on the 5.25% senior notes due 2027 is payable on March 15 and September 15 of each year, commencing March 15, 2020. The 5.25% senior notes due 2027 will mature on September 15, 2027, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 5.25% senior notes due 2027 as described in Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

We may also, from time to time, seek to retire the 5.25% senior notes due 2027 through cash repurchases of the 5.25% senior notes due 2027 and/or exchanges of the 5.25% senior notes due 2027 for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a more detailed description of the 5.25% senior notes due 2027.

Stock Repurchase Program

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of our company’s common stock through March 15, 2019.

Under that authorization, we repurchased and retired 1,397,148 shares of common stock at an average price per share (excluding fees and commissions) of $26.41, or $36.9 million in the aggregate, including 694,749 shares of common stock at an average price per share (excluding fees and commissions) of $26.65, or $18.5 million in the aggregate, during the first three quarters of 2018 and 407,022 shares of common stock at an average price per share (excluding fees and commissions) of $24.55, or $10.0 million in the aggregate, during the first quarter of 2019.

On March 12, 2019, our board of directors authorized an extension of our stock repurchase program from March 15, 2019 to March 15, 2020. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. Under the new authorization, we repurchased and retired 1,330,865 shares of common stock at an average price per share, excluding fees and commissions, of $18.55, or $24.7 million in the aggregate, during the third quarter of 2019. As of September 28, 2019, we had $25.3 million available for future repurchases of common stock under the stock repurchase program and we had 64,044,649 shares of common stock outstanding.

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

Future Capital Needs

On September 28, 2019, our total long-term debt of $2,133.5 million, net of our cash and cash equivalents of $267.0 million, was $1,866.5 million. Stockholders’ equity as of that date was $843.4 million.

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

We expect to make capital expenditures of approximately $45.0 million to $50.0 million in the aggregate during fiscal 2019, $29.6 million of which were made during the first three quarters. Our projected capital expenditures for fiscal 2019 include, among other things, approximately $10.3 million in connection with the implementation of a new enterprise resource planning (ERP) system, $4.5 million for new productivity projects, $4.4 million for IT infrastructure enhancements, including cyber security, and $6.4 million to fund infrastructure optimization projects.

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

Off-balance Sheet Arrangements

As of September 28, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future minimum operating lease obligations and future pension obligations. During the first three quarters of 2019, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2018 Annual Report on Form 10-K, except as described in Note 6, “Long-term Debt” and Note, 19, “Subsequent Events” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At September 28, 2019, we had $2,150.0 million of fixed rate debt and no variable rate debt.

Based upon our principal amount of long-term debt outstanding at September 28, 2019, a hypothetical 1.0% increase or decrease in interest rates would have had zero effect on our annual interest expense because we had no variable rate debt outstanding.

The carrying values and fair values of our revolving credit loans, term loans, 4.625% senior notes, 5.25% senior notes due 2025 and 5.25% senior notes due 2027 as of September 28, 2019 and December 29, 2018 were as follows (in thousands):

	September 28, 2019				December 29, 2018
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$—		$—		$50,000		$50,000	(1)
4.625% senior notes due 2021	700,000	(2)	700,287	(3)	700,000	(2)	684,250	(3)
5.25% senior notes due 2025	902,966	(4)	923,283	(3)	903,371	(4)	837,877	(3)
5.25% senior notes due 2027	$550,000		$562,375	(3)	$—		$—
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	On October 10, 2019 we redeemed all $700.0 million principal amount of our 4.625% senior notes due 2021. See Note 19, “Subsequent Events,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying values of the 5.25% senior notes due 2025 include a premium. At September 28, 2019 and December 29, 2018 the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2019, our net sales to customers in foreign countries represented approximately 7.5% of our total net sales. During the first three quarters of 2018, our net sales to customers in foreign countries represented approximately 7.1% of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2017. Since then, we have been planning for and working on the transition of the remainder of our business to that new ERP system. Implementation and transition efforts for the remainder of our business (other than our Mexican operations) continued during the first three quarters of 2019 and was substantially completed during the second quarter of 2019. In connection with the implementation and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation and transition. To date, the implementation and transition have not materially affected our internal control over financial reporting. We plan to transition our Mexican operations to the new ERP system by the end of 2021.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the third quarter of 2019.

Issuer Purchases of Equity Securities

A summary of our common stock purchased during the third quarter of 2019 is set forth in the table below:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2019 - July 27, 2019	-		$-	-	$50,000,000	(1)
July 28, 2019 - August 24, 2019	899,202		$19.00	899,202	$32,912,739
August 25, 2019 - September 28, 2019	431,663		$17.61	431,663	$25,312,945
Total	1,330,865	(2)	$18.55	1,330,865	$25,312,945
(1)	On March 12,2019, our board of directors authorized an extension of our stock repurchase program from March 15, 2019 to March 15, 2020. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2019	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)