Form 10-K
period 2019-12-28
B&G Foods, Inc.
filed 2020-02-26
CIK 1278027

As filed with the Securities and Exchange Commission on February 26, 2020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and holders of more than 10% of the registrant’s common stock are affiliates of the registrant) as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $975,141,544 (based on the $20.80 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of February 21, 2020, the registrant had 64,044,649 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before April 27, 2020 in connection with the registrant’s 2020 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2019

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage;
●	the effects of rising costs for our raw materials, packaging and ingredients;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions or our failure to realize anticipated revenue enhancements, cost savings or other synergies;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
●	future impairments of our goodwill and intangible assets;
●	our ability to successfully complete the implementation of additional modules and the integration and operation of a new enterprise resource planning (ERP) system;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	our sustainability initiatives and changes to environmental laws and regulations;
●	other factors that affect the food industry generally, including:
●	recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;
●	competitors’ pricing practices and promotional spending levels;
●	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and

●	the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and
●	other factors discussed elsewhere in this report, including under Part I, Item 1A, “Risk Factors,” and in our other public filings with the SEC.

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

We caution that the foregoing list of important factors is not exclusive. There may be other factors that may cause our actual results to differ materially from the forward-looking statements in this report, including factors disclosed under the sections of this report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. We urge investors not to unduly rely on forward-looking statements contained in this report.

PART I

Item 1. Business.

Overview

The terms “B&G Foods,” “our,” “we” and “us,” as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended January 2, 2016, December 31, 2016, December 30, 2017, December 29, 2018, December 28, 2019 and January 2, 2021 as “fiscal 2015,” “fiscal 2016,” “fiscal 2017,” “fiscal 2018,” “fiscal 2019” and “fiscal 2020,” respectively. Our fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to December 31. Fiscal 2020 contains 53 weeks and fiscal 2019, 2018, 2017, 2016 and 2015 each contained 52 weeks.

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
May 2019

Acquisition of the Clabber Girl Corporation, including the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes, from Hulman & Company, referred to as the “Clabber Girl acquisition” in the remainder of this report.

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

The Mrs. Dash brand, which was introduced in 1983 as the original brand in salt-free seasonings, is available in more than a dozen blends. In 2005, the leading brand in salt-free seasonings introduced salt-free marinades. Mrs. Dash’s brand essence, “Salt-Free, Flavor-Full,” resonates with consumers and underscores the brand’s commitment to provide healthy products that fulfill consumers’ expectations for taste.

Clabber Girl, which originated as a wholesale grocery company dating back to the 1850’s, is a leader in baking products, including baking powder, baking soda and corn starch. In addition to Clabber Girl, the number one retail baking powder brand, product offerings also include the Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.

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

The Mama Mary’s brand was introduced in 1986 and is a leading brand of shelf-stable pizza crusts. Mama Mary’s also offers pizza sauces and premium gourmet pepperoni slices.

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

The Canoleo brand offers an all-purpose margarine used for spreading, cooking and baking.

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

Sales, Marketing and Distribution

Overview. We sell, market and distribute our products through a multiple-channel sales, marketing and distribution system to all major U.S. food channels, including sales and shipments to supermarkets, mass merchants, warehouse clubs, wholesalers, foodservice distributors and direct accounts, specialty food distributors, military commissaries and non-food outlets such as drug, dollar store chains and e-tailers. Certain of our brands, including Green Giant, Cream of Wheat, Back to Nature, Ac’cent, Crock Pot® seasoning mixes, Underwood, Polaner, Static Guard, Mrs. Dash, New York Style, Sugar Twin and Victoria are also distributed to similar food channels in Canada. We sell, market and distribute our household brand, Static Guard, through the same sales, marketing and distribution system to many of the same customers who buy our food products as well as to other household product retailers and distributors.

We sell our products primarily through broker sales networks to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors. The broker sales network handles the sale of our products at the retail level.

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

We believe that our distribution systems for shelf-stable and frozen products have sufficient capacity to accommodate incremental product volume. See Item 2, “Properties” for a listing of our owned and leased distribution centers and warehouses. During 2019 and 2018, we were negatively impacted by industry-wide increases in the cost of distribution, primarily driven by freight costs. Despite higher rates for freight in 2019, we were able to offset these increases, in part as a result of our 2019 pricing strategy that included both list price increases as well as a trade spend optimization program. Separately, we also benefited in 2019 from our distribution re-alignment efforts which helped to optimize both our shelf-stable and our frozen distribution networks.

We expect freight rates to remain elevated in 2020. To the extent that we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Customers

Our top ten customers accounted for approximately 59.1% of our net sales and approximately 62.3% of our end of the year receivables for fiscal 2019. Other than Walmart, which accounted for approximately 25.6% of our fiscal 2019 net sales, no single customer accounted for 10.0% or more of our fiscal 2019 net sales. Other than Walmart, which accounted for approximately 29.1% of our receivables as of December 28, 2019, no single customer accounted for more than 10.0% of our receivables as of December 28, 2019. During fiscal 2019, 2018 and 2017, our net sales to foreign countries represented approximately 7.7%, 7.3% and 6.3%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada.

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

Production

Manufacturing. We operate eleven manufacturing facilities for our products. See Item 2, “Properties” for a listing of our manufacturing facilities.

Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a significant portion of our products under “co-packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Back to Nature, Baker’s Joy, Bear Creek Country Kitchens, Canoleo, Cream of Rice, Crock Pot, Green Giant, JJ Flats, Joan of Arc, Le Sueur, MacDonald’s, McCann’s, New York Flatbreads, Regina, SnackWell’s, Spring Tree, Static Guard, Sugar Twin and TrueNorth products and certain B&G, Cary’s, Cream of Wheat, Emeril’s, Las Palmas and Ortega products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products, although we may experience short-term disturbances in our operations if we are required to change our co-packing arrangements unexpectedly.

Trademarks and Licensing Agreements

Trademarks. We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac’cent, Back to Nature, B&G, B&G Sandwich Toppers, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Clabber Girl, Cary’s, Cream of Rice, Cream of Wheat, Devonsheer, Don Pepino, Durkee, Emeril’s, Grandma’s, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, Mrs. Dash, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Regina, Sa-són, Sclafani SnackWell’s, Spice Islands, Spring Tree, Static Guard, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s.

Inbound License Agreements. From time to time we enter into inbound licensing agreements. For example, we sell our Emeril’s brand products pursuant to a license agreement with Marquee Brands, Cream of Wheat Cinnabon®, a co-branded product, pursuant to a licensing agreement with Cinnabon, Inc., Crock Pot seasoning mixes pursuant to a licensing agreement with Sunbeam Products, Inc. dba Jarden Consumer Solutions, Weber seasonings and other flavor enhancers pursuant to a licensing agreement with Weber-Stephen Products LLC.

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

Employees and Labor Relations

As of December 28, 2019, our workforce consisted of 2,899 employees. Of that total, 2,534 employees were engaged in manufacturing, 133 were engaged in marketing and sales, 139 were engaged in warehouse and distribution and 93 were engaged in administration. Approximately 62.5% of our employees, located at six facilities in the United States and one facility in Mexico, are covered by collective bargaining agreements. Agreements covering employees at five of our facilities in the United States, which vary in term depending on the location, expire on March 27, 2020 (Terre Haute, Indiana; Chauffeurs, Teamsters, Warehousemen and Helpers Union, Local No. 135); March 31, 2020 (Roseland, New Jersey; International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863); April 5, 2020 (Ankeny, Iowa; International Brotherhood of Teamsters, Local No. 238); March 27, 2021 (Stoughton, Wisconsin; Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695); and April 30, 2022 (Portland, Maine; Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL CIO, Local No. 334).

The agreement covering employees at a sixth facility in Brooklyn, New York expired on December 31, 2019. During January 2020, we reached an agreement in principle with the United Food and Commercial Workers Union, Local No. 342, to extend the collective bargaining agreement for an additional four-year period ending December 21, 2024. The new agreement has been ratified by the union employees at our Brooklyn facility. There are two unions representing employees at our facility in Mexico, (1) the Industrial Union of Stevedore Workers, Cargo Transport Operators and Similar from the Mexican Republic and (2) the Union of Agriculture Workers at the Service of the Region. Our collective bargaining agreements with these two unions do not expire; however, certain terms of the agreements must be reviewed periodically.

As noted above, three of our collective bargaining agreements, covering approximately 100 employees at our Terre Haute facility, approximately 50 employees at our Roseland facility and approximately 275 employees at our Ankeny facility, expire in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Terre Haute, Roseland and Ankeny facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

We make available, free of charge, through the investor relations section of our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, filed with or furnished to the SEC as soon as reasonably practicable after they are filed or furnished to the SEC. The address for the investor relations section of our website is https://www.bgfoods.com/investor-relations.

The full text of the charters for each of the audit, compensation, nominating and governance, and risk committees of our board of directors as well as our Code of Business Conduct and Ethics is available at the investor relations section of our website, https://www.bgfoods.com/investor-relations/governance/documents. Our Code of Business Conduct and Ethics applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and chief accounting officer. We intend to disclose any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer or chief accounting officer in the investor relations section of our website.

The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

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

Our largest customer, Walmart, accounted for approximately 25.6% of our fiscal 2019 net sales, and our ten largest customers together accounted for approximately 59.1% of our fiscal 2019 net sales. As the retail grocery trade continues to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

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

A major part of our strategy is to grow through acquisitions. We completed the Clabber Girl acquisition in May 2019, the McCann’s acquisition in July 2018 and the Back to Nature acquisition in October 2017 and we expect to pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater than anticipated amount of trade, promotional and capital spending. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We have substantial indebtedness, which could restrict our ability to pay dividends and impact our financing options and liquidity position.

At December 28, 2019, we had total long-term indebtedness of $1,900.0 million (before debt discount), including $450.0 million principal amount of senior secured indebtedness and $1,450.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indentures governing our senior notes (which we refer to as the senior notes indentures) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

●	our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions may be limited;
●	we may not be able to refinance our indebtedness on terms acceptable to us or at all;
●	a significant portion of our cash flow is likely to be dedicated to the payment of interest on our indebtedness, thereby reducing funds available for future operations, capital expenditures, acquisitions and/or dividends on our common stock; and
●	we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures.

We are subject to restrictive debt covenants and other requirements related to our debt that limit our business flexibility by imposing operating and financial restrictions on our operations.

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

●	the incurrence of additional indebtedness and the issuance of certain preferred stock or redeemable capital stock;
●	the payment of dividends on, and purchase or redemption of, capital stock;
●	a number of restricted payments, including investments;
●	specified sales of assets;
●	specified transactions with affiliates;
●	the creation of certain types of liens;
●	consolidations, mergers and transfers of all or substantially all of our assets; and
●	entry into certain sale and leaseback transactions.

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

Our $700.0 million revolving credit facility matures on November 21, 2022, our $900.0 million of 5.25% senior notes due 2025 mature on April 1, 2025, our $450.0 million of tranche B term loans mature on October 10, 2026 and our $550.0 million of 5.25% senior notes due 2027 mature on September 15, 2027. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

If we are unable to refinance our indebtedness at or prior to maturity on commercially reasonable terms or at all, we would be forced to seek other alternatives, including:

●	sales of assets;
●	sales of equity; and
●	negotiations with our lenders or noteholders to restructure the applicable debt.

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

We sell our products principally to retail outlets and wholesale distributors including, traditional supermarkets, mass merchants, warehouse clubs, wholesalers, foodservice distributors and direct accounts, specialty food distributors, military commissaries and non-food outlets such as drug store chains, dollar stores and e-tailers. The replacement by or poor performance of our major wholesalers, retailers or chains or our inability to collect accounts receivable from our customers could materially and adversely affect our results of operations and financial condition. In addition, our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our customers may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support. It is also possible that our customers may replace our branded products with private label products.

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

Severe weather conditions, natural disasters and other natural events can affect raw material supplies and reduce our operating results.

Severe weather conditions, natural disasters and other natural events, such as floods, droughts, frosts, earthquakes, pestilence or health pandemics, such as the novel coronavirus that recently originated in China, may affect the supply of the raw materials that we use for our products. Our maple syrup products, for instance, are particularly susceptible to severe freezing conditions in Québec, Canada and Vermont during the season in which maple syrup is produced. Our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico is located in a region affected by water scarcity and restrictions on usage. We source certain spices and other raw materials from China and if the severity and reach of the coronavirus outbreak increases, there may be significant disruptions to our supply chain and operations, and delays in the manufacture and shipment of our products. Competing manufacturers can be affected differently by weather conditions, natural disasters and other natural events depending on the location of their supplies. If our supplies of raw materials are delayed or reduced, we may not be able to find supplemental supply sources on favorable terms or at all, which could adversely affect our business and operating results.

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

Most of our products are sourced from single manufacturing sites, which means disruptions in our or our co-packers’ operations for any number of reasons could have a material adverse effect on our business.

Our products are manufactured at many different manufacturing facilities, including our eleven manufacturing facilities and manufacturing facilities operated by our co-packers. However, in most cases, individual products are produced only at a single location. If any of these manufacturing locations experiences a disruption for any reason, including a work stoppage, power failure, fire, or weather related condition or natural disaster, etc., this could result in a significant reduction or elimination of the availability of some of our products. If we were not able to obtain alternate production capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Canadian dollar and the Mexican peso. For example, our foreign sales are primarily to customers in Canada. Net sales in Canada accounted for approximately 5.7%, 5.7% and 5.5% of our total net sales in fiscal 2019, 2018 and 2017, respectively. Although our sales for export to other countries are generally denominated in U.S. dollars, our sales to Canada are generally denominated in Canadian dollars. As a result, our net sales to Canada are subject to the effect of foreign currency fluctuations, and these fluctuations could have an adverse impact on operating results. From time to time, we may enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

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

We face risks associated with our defined benefit pension plans and multi-employer pension plan obligations.

We maintain four company-sponsored defined benefit pension plans that cover approximately 39.7% of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interest rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report.

We also participate in a multi-employer pension plan maintained by the labor union representing certain of our employees at our Portland, Maine facility. We make periodic contributions to this plan pursuant to the terms of a collective bargaining agreement. In the event that we withdraw from participation in this plan or substantially reduce our participation in this plan (such as due to a workforce reduction), or if a mass withdrawal were to occur, applicable law could require us to make withdrawal liability payments to the plan, and we would have to reflect that liability on our balance sheet. The amount of our withdrawal liability would depend on the extent of this plan’s funding of vested benefits at the time of our withdrawal. Currently the plan is severely underfunded. Furthermore, our withdrawal liability could increase as the number of employers participating in this plan decreases.

For a more detailed description of this multi-employer plan, which is in critical and declining status, see Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report.

An obligation to make additional, unanticipated contributions to our defined benefit plans or the multi-employer plan described above could reduce the cash available for working capital and other corporate uses, and may have a material adverse effect on our business, consolidated financial position, results of operations and liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements, shifts in union policy or labor disruptions in the food industry.

As of December 28, 2019, approximately 62.5% of our 2,899 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Three of our collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering our Terre Haute facility, which covers approximately 100 employees, is scheduled to expire on March 27, 2020; the collective bargaining agreement covering our Roseland facility, which covers approximately 50 employees, is scheduled to expire on March 31, 2020; and the collective bargaining agreement covering our Ankeny facility, which covers approximately 275 employees, is scheduled to expire on April 5, 2020.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Terre Haute, Roseland and Ankeny facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If, prior to the expiration of the collective bargaining agreements for the Terre Haute, Roseland or Ankeny facilities or prior to the expiration of any of our other existing collective bargaining agreements, we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

We may experience difficulties fully implementing and integrating our new enterprise resource planning system.

We are implementing a new enterprise resource planning (ERP) system, including additional modules in 2020. We also plan to transition our Mexican operations to the new ERP system by the end of 2021. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. We may not be able to complete successfully the full implementation and integration of the ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design, implementation and integration of the new ERP system could adversely affect our ability to produce products, process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, integrate acquisitions, or otherwise operate our business. It is also possible that the migration to a new ERP system could adversely affect our internal controls over financial reporting.

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

Future changes that increase cash taxes payable by us could significantly decrease our future cash flow available to make interest and dividend payments with respect to our securities and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

We are able to amortize goodwill and certain intangible assets in accordance with Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $988.5 million between 2020 and 2034. The expected annual deductions are approximately $109.9 million for fiscal 2020, approximately $107.1 million for fiscal 2021, approximately $95.5 million for fiscal 2022, approximately $93.6 million per year for fiscal 2023 through fiscal 2024, approximately $93.4 million for fiscal 2025, approximately $89.4 million for fiscal 2026, approximately $69.5 million for fiscal 2027, approximately $67.0 million for fiscal 2028, approximately $66.4 million for fiscal 2029, approximately $60.3 million for fiscal 2030, approximately $27.6 million for fiscal 2031, approximately $9.5 million for fiscal 2032, approximately $4.5 million for fiscal 2033 and approximately $1.2 million for fiscal 2034.

We also take material annual deductions for net interest expense due to our substantial indebtedness. However, the U.S. Tax Cuts and Jobs Act, signed into law on December 22, 2017, limits the deduction for net interest expense (including the treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. We were not impacted by this limitation in fiscal 2018 due to the gain on sale from the Pirate Brands divestiture, which increased our adjusted taxable income. However, in fiscal 2019 our interest expense exceeded 30% of our adjusted taxable income and this limitation resulted in an increase to our taxable income of $30.2 million, and we accordingly established a deferred tax asset of $7.4 million without a valuation allowance. Any interest that is non-deductible may be carried forward indefinitely and we believe we have sufficient deferred tax liabilities to offset any deferred tax assets resulting from currently non-deductible interest expense. However, if our interest expense deduction continues to be limited or if we are unable to fully utilize our interest expense deductions in future periods, our cash taxes would increase.

If there is a change in U.S. federal tax law or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise results in an increase in our corporate tax rate, our cash taxes payable would increase, which could significantly reduce our future cash and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

Likewise, the ultimate impact of the U.S. Tax Cuts and Jobs Act on our reported results in fiscal 2020 and beyond may differ from the estimates provided in this report, possibly materially, due to guidance that may be issued and other actions we may take as a result of the new tax law different from that currently contemplated. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report for information about the U.S. Tax Cuts and Jobs Act.

A change in the assumptions used to value our goodwill or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference. We test our indefinite-lived intangible assets by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our indefinite-lived intangible assets based on discounted cash flows that reflect certain third party market value indicators. Estimating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2019, 2018 and 2017 with no adjustments to the carrying values of goodwill and indefinite-lived intangible assets. However, an interim impairment analysis relating to one of our brands performed during fiscal 2014 resulted in our company recording non-cash impairment charges to finite-lived trademarks and customer relationships for the brand of $26.9 million and $7.3 million, respectively, during fiscal 2014. During the second quarter of 2016, we discontinued that brand because there was not sufficient demand to warrant continued production. Accordingly, we wrote off the related intangible assets and recorded non-cash impairment charges to finite-lived trademarks and customer relationships of $4.5 million and $0.9 million, respectively, which are recorded in “Impairment of intangible assets” on the consolidated statement of operations for fiscal 2016. If operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at Four Gatehall Drive, Parsippany, NJ 07054. Our manufacturing facilities are generally located near major customer markets and raw materials. Of our eleven manufacturing facilities, eight are owned, two are leased and one consists of multiple buildings, some of which are owned and some of which are leased. Management believes that our manufacturing facilities have sufficient capacity to accommodate our planned growth. Listed below are our manufacturing facilities and the principal warehouses, distribution centers and offices that we own or lease.

Facility Location	Owned/Leased	Description
Parsippany, New Jersey	Leased	Corporate Headquarters
Mississauga, Ontario	Leased	Canadian Headquarters
Ankeny, Iowa	Owned	Manufacturing/Warehouse
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Irapuato, Mexico	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
Terre Haute, Indiana	Owned/Leased	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Owned	Manufacturing/Warehouse
Brooklyn, New York	Leased	Manufacturing/Warehouse
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Easton, Pennsylvania	Leased	Distribution Center
Fontana, California	Leased	Distribution Center
Joliet, Illinois	Leased	Distribution Center
Lebanon, Tennessee	Leased	Distribution Center
St. Evariste, Québec	Owned	Storage Facility
Bentonville, Arkansas	Leased	Sales Office

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “BGS” and have been so traded since May 23, 2007. According to the records of our transfer agent, we had 181 holders of record of our common stock as of February 21, 2020, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company’s common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from January 3, 2015 to December 28, 2019, assuming the investment of $100 on January 3, 2015 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return

Among B&G Foods, Inc. Common Stock, the Russell 2000 Index

and the S&P Packaged Foods & Meats Index

	1/3/2015	*	1/2/2016	12/31/2016	12/30/2017	12/29/2018	12/28/2019
B&G Foods, Inc. (NYSE: BGS)	$100.00		123.10	160.27	135.46	123.40	80.20
Russell 2000 Index	$100.00		95.59	115.95	132.94	118.30	148.49
S&P Packaged Foods & Meats Index	$100.00		117.39	128.11	129.84	105.43	137.93
*	$100 invested on January 3, 2015 in B&G Foods’ common stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

For fiscal 2019 and fiscal 2018, we had cash flows from operating activities of $46.5 million and $209.5 million, respectively, and distributed $123.7 million and $124.5 million as dividends, respectively. At our current dividend rate of $1.90 per share per annum, we expect our aggregate dividend payments in 2020 to be approximately $121.7 million.

The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2019 and 2018:

	Fiscal 2019	Fiscal 2018
Fourth Quarter	$0.475	$0.475
Third Quarter	$0.475	$0.475
Second Quarter	$0.475	$0.475
First Quarter	$0.475	$0.465

Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder’s adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2019 and fiscal 2018, approximately 92.5% and 0.0%, respectively, of distributions paid on common stock were treated as a return of capital and approximately 7.5% and 100.0%, respectively, were treated as a taxable dividend paid from earnings and profits.

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

In general, our senior notes indentures restrict our ability to declare and pay dividends on our common stock as follows:

●	we may use up to 100% of our excess cash (as defined below) for the period (taken as one accounting period) from and including March 31, 2013 to the end of our most recent fiscal quarter for which internal financial statements are available at the time of such payments, plus certain incremental funds described in the indentures for the payment of dividends so long as the fixed charge coverage ratio for the four most recent fiscal quarters for which internal financial statements are available is not less than 1.6 to 1.0; and

●	we may not pay any dividends on any dividend payment date if a default or event of default under our indentures has occurred or is continuing.

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

In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indentures. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

●	a “consolidated interest coverage ratio” (defined as the ratio on a pro forma basis of our adjusted EBITDA for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.00; and
●	a “consolidated leverage ratio” (defined as the ratio on a pro forma basis of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) of not more than 7.00 to 1.00.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities in fiscal 2019.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the fiscal years ended December 28, 2019 (fiscal 2019), December 29, 2018 (fiscal 2018), December 30, 2017 (fiscal 2017), December 31, 2016 (fiscal 2016) and January 2, 2016 (fiscal 2015) have been derived from our audited consolidated financial statements.

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data(1):
Net sales(2)(3)	$1,660,414	$1,700,764	$1,646,387	$1,372,307	$958,879
Cost of goods sold(4)	1,277,290	1,351,264	1,205,809	943,295	676,794
Gross profit(2)	383,124	349,500	440,578	429,012	282,085
Selling, general and administrative expenses(2)(5)	160,745	167,389	183,448	157,028	99,250
Amortization expense(6)	18,543	18,343	17,611	13,803	11,255
(Gain) loss on sale of assets(7)	—	(176,386)	1,608	—	—
Impairment of intangible assets(8)	—	—	—	5,405	—
Operating income(2)	203,836	340,154	237,911	252,776	171,580
Interest expense, net	98,126	108,334	91,784	74,456	51,131
Loss on extinguishment of debt(9)	1,177	13,135	1,163	2,836	—
Other income(2)(10)	(1,159)	(3,592)	(3,098)	(1,582)	(790)
Income before income tax expense	105,692	222,277	148,062	177,066	121,239
Income tax expense (benefit)	29,303	49,842	(69,401)	67,641	52,149
Net income	$76,389	$172,435	$217,463	$109,425	$69,090
Earnings per share data:
Weighted average basic common shares outstanding	65,013	66,145	66,487	63,203	56,585
Weighted average diluted common shares outstanding	65,039	66,255	66,706	63,240	56,656
Cash dividends declared per common share	$1.90	$1.89	$1.86	$1.73	$1.38
Basic earnings per common share	$1.17	$2.61	$3.27	$1.73	$1.22
Diluted earnings per common share	$1.17	$2.60	$3.26	$1.73	$1.22
Other Financial Data(1):
Net cash provided by operating activities(7)	$46,504	$209,456	$37,799	$289,661	$128,479
Capital expenditures	(42,355)	(41,627)	(59,802)	(42,418)	(18,574)
Cash payments for acquisition of businesses	(82,430)	(30,787)	(162,965)	(438,787)	(873,811)
Net cash provided by (used in) financing activities	77,713	(753,327)	359,336	216,005	767,444
EBITDA(11)	$263,729	$397,385	$290,181	$291,624	$201,023
Senior debt / EBITDA(12)	7.20	4.2x	7.8x	6.0x	8.8x
Total debt / EBITDA	7.21	4.2x	7.8x	6.0x	8.8x
EBITDA / cash interest expense(13)	2.79	3.9x	3.4x	4.2x	4.3x
Consolidated Balance Sheet Data (at end of year)(1):
Cash and cash equivalents	$11,315	$11,648	$206,506	$28,833	$5,246
Total assets(14)	3,227,590	3,057,795	3,564,816	3,046,208	2,575,537
Total debt(15)	1,900,652	1,653,371	2,251,741	1,746,769	1,759,616
Total stockholders’ equity	$812,542	$900,049	$880,819	$785,657	$457,685
(1)	We completed the Clabber Girl acquisition from Hulman & Company on May 15, 2019. We completed the sale of Pirate Brands to The Hershey Company on October 17, 2018. We completed the McCann’s acquisition from TreeHouse Foods, Inc. on July 16, 2018. We completed the Back to Nature acquisition from Brynwood Partners VI L.P., Mondelēz International and certain other sellers on October 2, 2017. We completed the Victoria acquisition from Huron Capital Partners and certain other sellers on December 2, 2016. We completed the spices & seasonings acquisition from ACH Food Companies, Inc. on November 21, 2016. We completed the Green Giant acquisition from General Mills, Inc., on November 2, 2015. We completed the Mama Mary’s acquisition from Linsalata Capital Partners and certain other sellers on July 10, 2015. Each of the acquisitions listed above has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.

(2)	In fiscal 2018, net sales, gross profit, selling, general and administrative expenses, operating income and other income for fiscal 2017, 2016 and 2015 were adjusted as a result of our retrospective adoption of new accounting standards relating to revenue recognition and the presentation of net periodic pension cost and net periodic post-retirement benefit costs. We also reclassified a $1.6 million pre-tax loss on sale of assets for fiscal 2017 from selling, general and administrative expenses to loss on sale of assets. The adjustments described above had no impact on net income or earnings per share. See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information.
(3)	Fiscal 2019, 2018, 2017, 2016 and 2015 each contained 52 weeks. Net sales for fiscal 2015 were negatively impacted by $1.2 million of customer refunds, net of insurance recoveries, related to our November 2014 voluntary recall of certain Ortega and Las Palmas products.
(4)	Cost of goods sold for fiscal 2019 includes $22.0 million of non-recurring expenses, $16.4 million of which relates to the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of the inventory reduction plan, $0.9 million of which relates to amortization of acquisition-related inventory fair value step-up (for certain Clabber Girl inventory acquired and sold during the period) and $4.7 million of which relates to other non-recurring expenses. Cost of goods sold for fiscal 2018 includes $76.3 million of non-recurring expenses, including $66.3 million relating to the non-cash accounting impact of our inventory reduction plan and $10.0 million of warehouse, delivery and other costs associated with our transition from certain of our existing distribution centers to new distribution centers. Cost of goods sold for fiscal 2017 includes $2.4 million of amortization of acquisition-related inventory fair value step-up (for certain spices & seasonings business and Back to Nature inventory acquired and sold during the period) and a $3.3 million loss on disposal of inventory related to the write-off of discontinued and expired inventory from recent acquisitions. Fiscal 2016 includes $5.4 million of amortization of acquisition-related inventory fair value step-up (for certain spices & seasonings business inventory acquired and sold during the period and certain Green Giant inventory sold during the period) and a $0.8 million loss on disposal of inventory related to the impairment of Rickland Orchards. Fiscal 2015 includes $6.1 million of amortization of acquisition-related inventory fair value step-up (for certain Green Giant inventory acquired and sold during the period) and $0.5 million of charges, net of insurance recoveries, related to the Ortega and Las Palmas recall.
(5)	Selling, general and administrative expenses for fiscal 2019 includes $16.7 million of acquisition/divestiture-related and non-recurring expenses, including acquisition and integration expenses for the Clabber Girl acquisition and transition expenses for the Pirate Brands sale, and severance and other expenses primarily relating to a workforce reduction. Selling, general and administrative expenses for fiscal 2018 includes $16.9 million of acquisition/divestiture-related and non-recurring expenses, including transition expenses for the Pirate Brands sale and acquisition and integration expenses for the McCann’s, Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions. Selling, general and administrative expenses for fiscal 2017 includes $35.6 million of acquisition-related and non-recurring expenses, including acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions, severance and hiring costs and a non-recurring startup surcharge paid to a co-packer. Selling, general and administrative expenses for fiscal 2016 includes $17.5 million of acquisition-related expenses for the Victoria, spices & seasonings, Green Giant and Mama Mary’s acquisitions and $1.3 million of distribution restructuring expenses. Selling, general and administrative expenses for fiscal 2015 includes $6.1 million of acquisition-related expenses for the Green Giant and Mama Mary’s acquisitions, $2.7 million of distribution restructuring expenses and $0.2 million of administrative expenses, net of insurance recoveries, related to the Ortega and Las Palmas recall.
(6)	Amortization expense includes the amortization of customer relationships, finite-lived trademarks and other intangible assets acquired in the Clabber Girl, McCann’s, Back to Nature, Victoria, spices & seasonings, Green Giant, Mama Mary’s and prior acquisitions.
(7)	During fiscal 2018, our divestiture of Pirate Brands resulted in a gain on sale of approximately $176.4 million. The gain on sale negatively impacted our income taxes for fiscal 2019 by approximately $73.9 million, which includes cash tax payments we made during fiscal 2019 of $44.7 million and a cash tax benefit we otherwise would have expected to receive of approximately $29.2 million. Excluding the negative tax impact of the gain on sale, our net cash provided by operating activities for fiscal 2019 would have been approximately $120.4 million. See Note 3, “Acquisitions and Divestitures” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information. During fiscal 2017, we recorded a $1.6 million pre-tax loss as we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment.
(8)	Impairment of intangible assets for fiscal 2016 includes a $4.5 million loss for the impairment of finite-lived trademarks and a $0.9 million loss for the impairment of customer relationships, both relating to Rickland Orchards.

(9)	Fiscal 2019 loss on extinguishment of debt includes the write-off of deferred debt financing costs and unamortized discount of $1.2 million relating to the repayment of all outstanding borrowings under the 4.625% senior notes due 2021. Fiscal 2018 loss on extinguishment of debt includes the write-off of deferred debt financing costs and unamortized discount of $11.1 million and $2.0 million, respectively, relating to the repayment of our then outstanding tranche B term loans. Fiscal 2017 loss on extinguishment of debt includes the write-off of deferred debt financing costs of $0.9 million and the write-off of unamortized discount of $0.2 million in connection with the repayment of all outstanding borrowings under the tranche A term loans and the write-off of deferred debt financing costs and the write-off of unamortized discount of less than $0.1 million in connection with the refinancing of our tranche B term loans. Fiscal 2016 loss on extinguishment of debt includes the write-off of deferred debt financing costs of $2.2 million and the write-off of unamortized discount of $0.6 million in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans. There was no loss on extinguishment of debt in fiscal 2015.
(10)	Other income for fiscal 2019 primarily includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.2 million. Other income for fiscal 2018 includes the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.2 million and includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $2.4 million. Other income for fiscal 2017 includes the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.6 million and includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.5 million. Other income for fiscal 2016 includes the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.4 million and includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.2 million. Other income for fiscal 2015 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs in the amount of $0.8 million.
(11)	EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt (see footnote (9) above). We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up and gains and losses on the sale of assets); non-recurring expenses, gains and losses, including severance and other expenses relating to a workforce reduction; gains and losses related to changes in the fair value of contingent liabilities from earn-outs; the non-cash accounting impact of our inventory reduction plan; intangible asset impairment charges and related asset write-offs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales; and distribution restructuring expenses. Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include certain costs and expenses and gains and losses described above. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts. A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2019, 2018, 2017, 2016 and 2015 along with the components of EBITDA and adjusted EBITDA, follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
	(In thousands)
Net income	$76,389	$172,435	$217,463	$109,425	$69,090
Income tax expense (benefit)	29,303	49,842	(69,401)	67,641	52,149
Interest expense, net	98,126	108,334	91,784	74,456	51,131
Depreciation and amortization	58,734	53,639	49,172	37,266	28,653
Loss on extinguishment of debt(A)	1,177	13,135	1,163	2,836	—
EBITDA	263,729	397,385	290,181	291,624	201,023
Acquisition/divestiture-related and non-recurring expenses(B)	21,519	26,863	35,745	17,523	6,118
Inventory reduction plan impact(C)	16,382	66,320	—	—	—
Amortization of acquisition-related inventory step-up(D)	891	—	2,380	5,424	6,127
Impairment of intangible assets(E)	—	—	—	5,405	—
Loss on disposal of inventory(F)	—	—	3,287	791	—
(Gain) loss on sale of assets(G)	—	(176,386)	1,608	—	—
Loss on product recall, net of insurance recoveries(H)	—	—	—	—	1,868
Distribution restructuring expenses(I)	—	—	—	1,273	2,665
Adjusted EBITDA	302,521	314,182	333,201	322,040	217,801
Income tax (expense) benefit	(29,303)	(49,842)	69,401	(67,641)	(52,149)
Interest expense, net	(98,126)	(108,334)	(91,784)	(74,456)	(51,131)
Acquisition/divestiture-related and non-recurring expenses(B)	(21,519)	(26,863)	(35,745)	(17,523)	(6,118)
Inventory reduction plan impact(C)	(16,382)	(66,320)	—	—	—
Amortization of acquisition-related inventory step-up(D)	(891)	—	(2,380)	(5,424)	(6,127)
Loss on product recall (H)	—	—	—	—	(1,868)
Distribution restructuring expenses(I)	—	—	—	(1,273)	(2,665)
Write-off of property, plant and equipment	97	931	208	337	(107)
Deferred income taxes	20,415	(1,494)	(80,525)	56,190	29,152
Amortization of deferred debt financing costs and bond discount/premium	3,511	5,282	5,812	5,426	3,900
Share-based compensation expense	2,594	3,025	4,615	5,798	5,817
Excess tax benefits from share-based compensation	—	—	—	(343)	(539)
Changes in assets and liabilities, net of effects of business combinations	(116,413)	138,889	(165,004)	66,530	(7,487)
Net cash provided by operating activities(G)	$46,504	$209,456	$37,799	$289,661	$128,479
(A)	See footnote (9) above.
(B)	See footnote (4) and footnote (5) above.
(C)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For fiscal 2019, inventory reduction plan impact of $16.4 million includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of the inventory reduction plan. For fiscal 2018, inventory reduction plan impact of $66.3 million includes $51.1 million of fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in fiscal 2018 and $15.2 million for the underutilization of our manufacturing facilities as we reduced inventory during the implementation of the inventory reduction plan.
(D)	See footnote (4) above.
(E)	See footnote (8) above.
(F)	Fiscal 2017 includes a loss on disposal of inventory related to the write-off of discontinued and expired inventory from recent acquisitions. Fiscal 2016 includes a loss on disposal of inventory related to the impairment of Rickland Orchards. See footnote (8) above.
(G)	See footnote (7) above.
(H)	On November 14, 2014, we announced a voluntary recall for certain Ortega and Las Palmas products after learning that one or more of the spice ingredients purchased from a third party supplier contained peanuts and almonds, allergens that are not declared on the products’ ingredient statements. The cost impact of this recall during fiscal 2015 was $1.9 million, of which $1.2 million was recorded as a decrease in net sales related to customer refunds; $0.5 million was recorded as an increase in cost of goods sold primarily related to costs associated with product retrieval, destruction charges and customer fees; and $0.2 million was recorded as an increase in selling, general, and administrative expenses related to administrative costs.

(I)	Distribution restructuring expenses for fiscal 2016 and fiscal 2015 includes expenses relating to our transitioning of the operations of our then three primary shelf-stable distribution centers and a new fourth primary shelf-stable distribution center in the United States to a third party logistics provider.
(12)	As of the end of each fiscal year presented, senior debt is defined as the face amount of all of our outstanding debt.

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
	(In thousands, except ratios)
Current and former senior secured credit agreement:
Revolving credit facility	$—	$50,000	$—	$176,000	$40,000
Tranche A term loan due 2019	—	—	—	233,640	273,750
Tranche B term loan due 2022	—	—	650,110	640,110	750,000
Tranche B term loan due 2026	450,000	—	—	—	—
4.625% senior notes due 2021	—	700,000	700,000	700,000	700,000
5.25% senior notes due 2025	900,000	900,000	900,000	—	—
5.25% senior notes due 2027	550,000	—	—	—	—
Senior debt	$1,900,000	$1,650,000	$2,250,110	$1,749,750	$1,763,750
EBITDA	$263,729	$397,385	$290,181	$291,624	$201,023
Senior debt / EBITDA	7.2x	4.2x	7.8x	6.0x	8.8x
Adjusted EBITDA	$302,521	$314,182	$333,201	$322,040	$217,801
Senior debt / adjusted EBITDA	6.3x	5.3x	6.8x	5.4x	8.1x

See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report, for more information about our long-term debt. As of December 28, 2019, we were in compliance with all of the covenants, including the financial covenants, in our credit agreement and the indentures governing the 5.25% senior notes due 2025 and 5.25% senior notes due 2027.

(13)	Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred debt financing costs and bond discount/premium.

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
	(In thousands, except ratios)
Interest expense, net	$98,126	$108,334	$91,784	$74,456	$51,131
Amortization of deferred debt financing costs and bond discount/premium	(3,511)	(5,282)	(5,812)	(5,426)	(3,900)
Cash interest expense	$94,615	$103,052	$85,972	$69,030	$47,231
EBITDA	$263,729	$397,385	$290,181	$291,624	$201,023
EBITDA / cash interest expense	2.8x	3.9x	3.4x	4.2x	4.3x
Adjusted EBITDA	$302,521	$314,182	$333,201	$322,040	$217,801
Adjusted EBITDA / cash interest expense	3.2x	3.0x	3.9x	4.7x	4.6x

(14)	Total assets includes $2.2 million of unamortized deferred debt financing costs related to our revolving credit facility as of December 28, 2019. During fiscal 2019, we reclassified unamortized deferred debt financing costs related to our revolving credit facility from a reduction in long-term debt to other assets in the consolidated balance sheet data in the table above of $3.0 million, $3.8 million, $2.7 million and $3.8 million as of the end of fiscal 2018, 2017, 2016 and 2015, respectively.
(15)	Total debt includes outstanding principal and unamortized discount/premium. Does not include unamortized deferred debt financing costs.

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

Since 1996, we have successfully acquired and integrated more than 50 brands into our company. Most recently, on May 15, 2019, we acquired the Clabber Girl Corporation, including the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes, from Hulman & Company. On July 16, 2018, we acquired the McCann’s brand of premium Irish oatmeal from TreeHouse Foods, Inc. We refer to these acquisitions in this report as the “Clabber Girl” acquisition and the “McCann’s acquisition.” Both of these recent acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

On October 17, 2018, we sold Pirate Brands, which includes the Pirate’s Booty, Smart Puffs and Original Tings brands, to The Hershey Company for a purchase price of $420.0 million in cash. We refer to this divestiture in this report as the “Pirate Brands sale.” We recognized a pre-tax gain on the Pirate Brands sale of $176.4 million. This divestiture affects comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above before Part I of this report under the heading “Forward-Looking Statements” and in Part I, Item 1A, “Risk Factors” include:

Fluctuations in Commodity Prices and Production and Distribution Costs. We purchase raw materials, including agricultural products, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly. For example, we have experienced industry-wide significant increases in freight expenses and we expect freight expenses to continue to remain elevated for the foreseeable future.

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

We experienced moderate net cost increases for raw materials during fiscal 2019 and fiscal 2018 and anticipate higher raw materials cost increases for fiscal 2020. We are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through fiscal 2020.

During 2019 and 2018, we were negatively impacted by industry-wide increases in the cost of distribution, primarily driven by freight costs. Despite higher rates for freight in 2019, we were able to offset these increases, in part as a result of our 2019 pricing strategy that included both list price increases as well as a trade spend optimization program. Separately, we also benefited in 2019 from our distribution re-alignment efforts which helped to optimize both our shelf-stable and our frozen distribution networks.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2019 and fiscal 2018, our net sales to customers in foreign countries represented approximately 7.7% and 7.3%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Critical Accounting Policies; Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve revenue recognition as it relates to trade and consumer promotion expenses; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment, and deferred tax assets; and the determination of the useful life of customer relationship and finite-lived trademark intangible assets. Actual results could differ significantly from these estimates and assumptions.

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

We previously recorded in-store display incentives, or marketing development funds, within selling, general and administrative expenses in our consolidated statements of operations. Upon the adoption of the new guidance, many of these cash payments did not meet the specific criteria within the new guidance of providing a “distinct” good or service, and therefore, are required to be presented as a reduction of net sales. The impact of this change resulted in a reduction of net sales, gross profit and selling, general and administrative expenses during fiscal 2018, the first year of adoption, with no impact to net income. See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part II, Item 8 of this report.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and intangible assets with estimated useful lives are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted net future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted net future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management.

Goodwill and Other Intangible Assets

Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference. As of December 28, 2019, we had $596.4 million of goodwill recorded in our consolidated balance sheet. Our testing indicates that the implied fair value of goodwill is significantly in excess of the carrying value. Therefore, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.

We test our indefinite-lived intangible assets by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our indefinite-lived intangible assets based on discounted cash flows that reflect certain third party market value indicators. Calculating our fair value for these purposes requires significant estimates and assumptions by management, including future cash flows consistent with management’s expectations, annual sales growth rates, and certain assumptions underlying a discount rate based on available market data. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate the future levels of sales and cash flows.

We completed our annual impairment tests for fiscal 2019 and fiscal 2018 with no adjustments to the carrying values of goodwill and indefinite-lived intangible assets. As of December 28, 2019, we had $1,375.3 million of indefinite-lived intangible assets recorded in our consolidated balance sheet. None of our indefinite-lived intangible assets had a book value in excess of their calculated fair values and the percentage excess of the aggregate calculated fair value over the aggregate book value was approximately 154.4%. However, materially different assumptions regarding the future performance of our businesses could result in significant impairment losses. For example, if future revenues and contributions to our operating results for certain of our brands continue to decline and do not achieve our expected future cash flows, this could result in impairment losses for those brands. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

The table below sets forth the book value as of December 28, 2019 of the indefinite-lived trademarks of each of our brands whose fiscal 2019 net sales were equal to or exceeded 3% of our total fiscal 2019 net sales and for “all other brands” in the aggregate:

December 28, 2019
Brand:	(In thousands)
Green Giant	$422,000
Mrs. Dash	189,000
Back to Nature	109,900
Spices & Seasonings(1)	65,200
Ortega	32,339
Cream of Wheat	27,000
Clabber Girl(2)	19,600
Maple Grove Farms of Vermont	11,627
All other brands	498,634
Total indefinite-lived trademarks	$1,375,300
(1)	The spices & seasonings acquisition was completed on November 21, 2016. Includes trademark values for multiple brands acquired as part of the acquisition.
(2)	The Clabber Girl acquisition was completed on May 15, 2019. Includes trademark values for multiple brands acquired as part of the acquisition.

All assumptions used in our impairment evaluations for goodwill and indefinite-lived intangible assets, such as forecasted growth rates and discount rate, are based on the best available market information and are consistent with our internal forecasts and operating plans. We believe these assumptions to be reasonable, but they are inherently uncertain. These assumptions could be adversely impacted by certain of the risks described in Part I, Item 1A, “Risk Factors,” of this report.

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

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal, state and international income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal, state and international income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that such tax position will be sustained based upon its technical merits.

See “U.S. Tax Act” below for a discussion of the U.S. Tax Cuts and Jobs Act that was signed into law on December 22, 2017, and the impact it has had and may have on our business and financial results.

Pension Expense

We have defined benefit pension plans covering approximately 39.7% of our employees. Our funding policy is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates, employee-related demographic factors, such as turnover, retirement age and mortality, and the rate of salary increases. Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension expenses and obligations. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We made total contributions to our pension plans of $5.0 million and $5.6 million during fiscal 2019 and fiscal 2018, respectively. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2020 and beyond.

Our discount rate assumption for our four defined benefit plans changed from 4.08% - 4.18% at December 29, 2018 to 3.03% - 3.18% at December 28, 2019. While we do not currently anticipate a change in our fiscal 2020 assumptions, as a sensitivity measure, a 0.25% decrease or increase in our discount rate would increase or decrease our pension expense by approximately $0.9 million to $1.0 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.3 million. During fiscal 2020 we expect to make total defined benefit pension plan contributions of approximately $4.9 million, including approximately $4.0 million for our four company- sponsored defined benefit pension plans and approximately $0.9 million for the multi-employer defined benefit pension plan to which we contribute. See Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report for additional information about pension expense and the pension plans to which we contribute.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 27.7% and 22.4% for fiscal 2019 and fiscal 2018, respectively.

We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

The U.S. Tax Act also limits the deduction for net interest expense (including the treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. We were not impacted by this limitation in fiscal 2018 due to the gain on the Pirate Brands sale which increased our adjusted taxable income. However, in fiscal 2019 this limitation resulted in an increase to our taxable income of $30.2 million, and we accordingly established a deferred tax asset of $7.4 million without a valuation allowance. Although our interest expense exceeded 30% of our adjusted taxable income in fiscal 2019, at this time we do not believe this limitation has had, or will have, a material adverse impact on our business or financial results because any interest that is non-deductible may be carried forward indefinitely and we believe we have sufficient deferred tax liabilities to offset any deferred tax assets resulting from currently non-deductible interest expense.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our 2018 or 2019 tax rates.

The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2020 and beyond may differ from the estimates provided in this report, possibly materially, due to guidance that may be issued and other actions we may take as a result of the U.S. Tax Act different from that currently contemplated.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for fiscal 2019 and fiscal 2018 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2019	Fiscal 2018
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	76.9%	79.5%
Gross profit	23.1%	20.5%

Operating expenses:
Selling, general and administrative expenses	9.7%	9.8%
Amortization expense	1.1%	1.1%
Gain on sale of assets	—%	(10.4)%
Operating income	12.3%	20.0%

Other income and expenses:
Interest expense, net	5.9%	6.4%
Loss on extinguishment of debt	0.1%	0.8%
Other income	(0.1)%	(0.3)%
Income before income tax expense	6.4%	13.1%
Income tax expense	1.8%	3.0%
Net income	4.6%	10.1%

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

Selling, General and Administrative Expenses. Our selling, general and administrative expenses include costs related to selling our products, as well as all other general and administrative expenses. Some of these costs include administrative, marketing and internal sales force employee compensation and benefits costs, consumer advertising programs, brokerage costs, a portion of our warehousing expenses, information technology and communication costs, office rent, utilities, supplies, professional services, severance, acquisition/divestiture-related and non-recurring expenses and other general corporate expenses.

Amortization Expense. Amortization expense includes the amortization expense associated with customer relationships, finite-lived trademarks and other intangible assets.

Gain on Sale of Assets. Gain on sale of assets includes a gain recognized on the Pirate Brands sale in fiscal 2018.

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

Other Income. Other income includes income or expense resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes and the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs.

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

Base Business Net Sales. Base business net sales is a non-GAAP financial measure used by management to measure operating performance. We define base business net sales as our net sales excluding (1) the net sales of acquisitions until the net sales from such acquisitions are included in both comparable periods, (2) net sales of discontinued or divested brands and (3) net sales of our IQF bulk rice products, see footnote 2 to the table below. The portion of current period net sales attributable to recent acquisitions for which there is no corresponding period in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the first anniversary of the acquisition date. For discontinued or divested brands, the entire amount of net sales is excluded from each fiscal period being compared. We have included this financial measure because our management believes it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued or divested brands.

The definition of base business net sales set forth above, as it relates to acquisitions, was modified during the third quarter of 2019 from the definition we had most recently used. Under our most recent prior definition of base business net sales, for each acquisition, the excluded period started at the beginning of the most recent fiscal period being compared and ended on the last day of the quarter in which the first anniversary of the date of acquisition occurred. Our management believes that it is more useful to measure base business net sales on a partial quarter basis based upon the actual period of comparable ownership instead of adjusting for an entire quarter.

A reconciliation of base business net sales to net sales for fiscal 2019 and 2018 follows (in thousands):

	Fiscal 2019	Fiscal 2018
Net sales	$1,660,414	$1,700,764
Net sales from acquisitions(1)	(59,455)	—
Net sales of non-branded IQF bulk rice products(2)	—	(1,494)
Net sales from divested and discontinued brands(3)	—	(76,091)
Base business net sales	$1,600,959	$1,623,179
(1)	Fiscal 2019 includes net sales for Clabber Girl and also includes six and one-half months of net sales for McCann’s in 2019, for which there was no comparable period of net sales in fiscal 2018. McCann’s was acquired on July 16, 2018 and Clabber Girl was acquired on May 15, 2019.
(2)	Reflects net sales of our non-branded individually quick frozen (IQF) bulk rice products, which is a product line we acquired as part of the Green Giant acquisition, and which we are excluding from net sales for the purposes of calculating base business net sales because we do not consider the non-branded IQF bulk rice products to be part of our core business or material. We discontinued the sale of non-branded IQF bulk rice products during the fourth quarter of 2018.
(3)	Reflects $74.9 million of net sales of Pirate Brands and $1.2 million of net sales of French’s® seasoning mixes. We completed the divestiture of Pirate Brands on October 17, 2018. See Note 3, “Acquisitions and Divestitures,” to our consolidated financial statements in Part II, Item 8 of this report. We discontinued the sale of French’s products, which had been sold pursuant to a licensing agreement, during the third quarter of 2018.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for fiscal 2019 and fiscal 2018, along with the components of EBITDA and adjusted EBITDA, follows (in thousands):

	Fiscal 2019	Fiscal 2018
Net income	$76,389	$172,435
Income tax expense	29,303	49,842
Interest expense, net	98,126	108,334
Depreciation and amortization	58,734	53,639
Loss on extinguishment of debt(1)	1,177	13,135
EBITDA	263,729	397,385
Acquisition/divestiture-related and non-recurring expenses(2)	21,519	26,863
Inventory reduction plan impact(3)	16,382	66,320
Amortization of acquisition-related inventory step-up(4)	891	—
Gain on sale of assets(5)	—	(176,386)
Adjusted EBITDA	302,521	314,182
Income tax expense	(29,303)	(49,842)
Interest expense, net	(98,126)	(108,334)
Acquisition/divestiture-related and non-recurring expenses(2)	(21,519)	(26,863)
Inventory reduction plan impact(3)	(16,382)	(66,320)
Amortization of acquisition-related inventory step-up(4)	(891)	—
Write-off of property, plant and equipment	97	931
Deferred income taxes	20,415	(1,494)
Amortization of deferred debt financing costs and bond discount/premium	3,511	5,282
Share-based compensation expense	2,594	3,025
Changes in assets and liabilities, net of effects of business combinations	(116,413)	138,889
Net cash provided by operating activities(5)	$46,504	$209,456
(1)	Loss on extinguishment of debt for fiscal 2019 includes the write-off of deferred debt financing costs of $1.2 million relating to the redemption of all outstanding borrowings under our 4.625% senior notes due 2021. Loss on extinguishment of debt for fiscal 2018 includes the write-off of deferred debt financing costs and unamortized discount of $11.1 million and $2.0 million, respectively, relating to the prepayment of our then outstanding tranche B term loans.
(2)	Acquisition/divestiture-related and non-recurring expenses for fiscal 2019 of $22.4 million primarily includes acquisition and integration expenses for the Clabber Girl acquisition and transition expenses for the Pirate Brands sale, and severance and other expenses primarily relating to a workforce reduction. Acquisition/divestiture-related and non-recurring expenses for fiscal 2018 of $26.9 million primarily includes transition expenses for the Pirate Brands sale and acquisition and integration expenses for the McCann’s, Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions.
(3)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For fiscal 2019, inventory reduction plan impact of $16.4 million includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of the inventory reduction plan. For fiscal 2018, inventory reduction plan impact of $66.3 million includes $51.1 million of fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in fiscal 2018 as part of our inventory reduction plan and $15.2 million for the underutilization of our manufacturing facilities as we reduced inventory during the implementation of the inventory reduction plan.
(4)	For fiscal 2019, amortization of acquisition-related inventory step-up relates to the purchase accounting adjustments made to inventory acquired in the Clabber Girl acquisition.
(5)	Our divestiture of Pirate Brands during the fourth quarter of 2018 resulted in a gain on sale during 2018 of approximately $176.4 million. The gain on sale negatively impacted our income taxes for fiscal 2019 by approximately $73.9 million, which includes cash tax payments we made during fiscal 2019 of $44.7 million and a cash tax benefit we otherwise would have expected to receive of approximately $29.2 million. Excluding the negative tax impact of the gain on sale, our net cash provided by operating activities for fiscal 2019 would have been approximately $120.4 million.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for fiscal 2019 and fiscal 2018, along with the components of adjusted net income and adjusted diluted earnings per share, follows (in thousands):

	Fiscal Year Ended
	Fiscal 2019	Fiscal 2018
Net income	$76,389	$172,435
Loss on extinguishment of debt, net of tax(1)	889	10,190
Acquisition/divestiture-related and non-recurring expenses, net of tax(2)	16,247	20,754
Inventory reduction plan impact, net of tax(3)	12,368	51,451
Amortization of acquisition-related inventory step-up, net of tax(4)	673	—
Gain on sale of assets, net of tax(5)	—	(133,172)
Tax true-ups(6)	—	650
Adjusted net income	$106,566	$122,308
Adjusted diluted earnings per share	$1.64	$1.85
(1)	Loss on extinguishment of debt for fiscal 2019 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million, net of tax, relating to the redemption of all outstanding borrowings under our 4.625% senior notes due 2021. Loss on extinguishment of debt for fiscal 2018 includes the write-off of deferred debt financing costs and unamortized discount of $8.6 million, net of tax, and $1.6 million, net of tax, respectively, relating to the prepayment of our then outstanding tranche B term loans.

(2)	Acquisition/divestiture-related and non-recurring expenses for fiscal 2019 primarily includes acquisition and integration expenses for the Clabber Girl acquisition and transition expenses for the Pirate Brands sale, and severance and other expenses primarily relating to a workforce reduction. Acquisition/divestiture-related and non-recurring expenses for fiscal 2018 primarily includes transition expenses for the Pirate Brands sale and acquisition and integration expenses for the McCann’s, Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions.
(3)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For fiscal 2019, inventory reduction plan impact of $16.4 million (or $12.4 million net of taxes) includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of the inventory reduction plan. For fiscal 2018, inventory reduction plan impact of $66.3 million (or $51.5 million net of taxes) includes $51.1 million of fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in fiscal 2018 as part of our inventory reduction plan and $15.2 million for the underutilization of our manufacturing facilities as we reduced inventory during the implementation of the inventory reduction plan.
(4)	For fiscal 2019, amortization of acquisition-related inventory step-up, net of tax relates to the purchase accounting adjustments made to inventory acquired in the Clabber Girl acquisition.
(5)	During the fourth quarter of 2018, we completed the Pirate Brands sale. The sale resulted in a gain of $133.2 million, net of tax.
(6)	Tax true-ups for fiscal 2018 reflects prior year foreign tax expense true-up and impact of enacted state rate changes.

Fiscal 2019 Compared to Fiscal 2018

Net Sales. We generated net sales of $1,660.4 million for fiscal 2019, compared to $1,700.8 million for fiscal 2018. The decrease was primarily attributable to the Pirate Brands divestiture, offset in part by the McCann’s and Clabber Girl acquisitions. Net sales of Pirate Brands, which was sold on October 17, 2018 and therefore not part of our fiscal 2019 results, were $74.9 million during fiscal 2018. An additional six and one-half months of net sales of McCann’s, which was acquired on July 16, 2018, contributed $5.8 million to our net sales for fiscal 2019. Net sales of Clabber Girl, which was acquired on May 15, 2019 and therefore not part of our fiscal 2018 results, contributed $53.6 million to our net sales for fiscal 2019.

Base business net sales for fiscal 2019 decreased $22.2 million, or 1.4%, to $1,601.0 million from $1,623.2 million for fiscal 2018. The decrease in base business net sales reflected an increase in net pricing of $20.3 million, or 1.3% of base business net sales, inclusive of list price increases and promotional trade spend optimization, more than offset by a decrease in unit volume of $42.4 million and the negative impact of foreign currency of $0.1 million.

Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $7.8 million, or 1.5%, in fiscal 2019, as compared to fiscal 2018. Net sales of Green Giant shelf stable (including Le Sueur), increased $17.3 million, or 11.8%, for fiscal 2019. Net sales of Green Giant frozen decreased $9.5 million, or 2.5%, for fiscal 2019 as compared to fiscal 2018.

See Note 16, “Net Sales by Brand,” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2019 and fiscal 2018 for each of our brands that equaled or exceeded approximately 3% of our fiscal 2019 or fiscal 2018 net sales and for all other brands in the aggregate.

The following table sets forth the most significant base business net sales increases and decreases by brand for fiscal 2019:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - shelf stable(1)	$17.3	11.8%
Maple Grove Farms of Vermont	2.6	3.7%
Mrs. Dash	0.1	0.2%
Green Giant - frozen	(9.5)	(2.5)%
Back to Nature	(8.8)	(12.6)%
Spices & Seasonings(2)	(5.3)	(2.1)%
Cream of Wheat	(2.6)	(4.2)%
Ortega	(0.9)	(0.6)%
All other brands	(15.1)	(3.4)%
Base business net sales decrease	$(22.2)	(1.4)%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands or net sales for French’s® seasoning mixes, which we discontinued during the third quarter of 2018.

Gross Profit. Gross profit was $383.1 million for fiscal 2019, or 23.1% of net sales. Excluding the negative impact of $22.0 million of acquisition/divestiture-related and non-recurring expenses during fiscal 2019, which includes expenses related to the trailing non-cash accounting impact of our 2018 inventory reduction plan and the amortization of acquisition-related inventory fair value step-up of inventory, our gross profit would have been $405.1 million, or 24.4% of net sales. Gross profit was $349.5 million for fiscal 2018, or 20.5% of net sales. Excluding the negative impact of $76.3 million of acquisition/divestiture-related and non-recurring expenses during fiscal 2018, which includes expenses relating to the non-cash accounting impact of our 2018 inventory reduction plan, our gross profit would have been $425.8 million, or 25.0% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.7 million, or 4.0%, to $160.7 million for fiscal 2019 from $167.4 million for fiscal 2018. The decrease was composed of decreases in consumer marketing expenses of $5.7 million, warehousing expenses of $2.7 million, selling expenses of $2.5 million and acquisition/divestiture-related and non-recurring expenses of $0.2 million, partially offset by an increase in other general and administrative expenses of $4.4 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.1 percentage points to 9.7% for fiscal 2019, compared to 9.8% for fiscal 2018.

Amortization Expense. Amortization expense increased $0.2 million to $18.5 million for fiscal 2019 from $18.3 million for fiscal 2018 due to the Clabber Girl acquisition completed in fiscal 2019 and the McCann’s acquisition completed in fiscal 2018, partially offset by the Pirate Brands sale in fiscal 2018.

Gain on Sale of Assets. On October 17, 2018, we completed the Pirate Brands sale. We recognized a pre-tax gain on the Pirate Brands sale of $176.4 million.

Operating Income. As a result of the foregoing, operating income decreased $136.4 million, or 40.1%, to $203.8 million for fiscal 2019 from $340.2 million for fiscal 2018. Operating income expressed as a percentage of net sales decreased to 12.3% in fiscal 2019 from 20.0% in fiscal 2018.

Net Interest Expense. Net interest expense decreased $10.2 million, or 9.4%, to $98.1 million for fiscal 2019 from $108.3 million in fiscal 2018. The decrease was primarily attributable to a reduction in average long-term debt outstanding during fiscal 2019 as compared to fiscal 2018, primarily as a result of the use of the proceeds from the sale of Pirate Brands to prepay long-term debt during the fourth quarter of 2018, and earlier prepayments of long-term debt made during the first and second quarters of 2018, which was partially offset by additional borrowings made in fiscal 2019 to fund the Clabber Girl acquisition, to pay cash taxes resulting from the 2018 gain on sale of Pirate Brands and to fund the repurchase of shares of our common stock as part of our stock repurchase program. During fiscal 2019, net interest expense was negatively impacted in connection with our debt refinancing because our new 5.25% senior notes due 2027 were issued on September 26, 2019, prior to the redemption of our 4.625% senior notes due 2021 on October 10, 2019, and therefore during such fourteen day period we incurred interest expense on both sets of notes.

Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased $11.9 million, or 91.0%, to $1.2 million for fiscal 2019 from $13.1 million in fiscal 2018. Loss on extinguishment of debt for fiscal 2019 includes the write-off of deferred deft financing costs of $1.2 million relating to the redemption of all outstanding borrowings under our 4.625% senior notes due 2021. Loss on extinguishment of debt for fiscal 2018 includes the write-off of deferred debt financing costs and unamortized discount of $11.1 million and $2.0 million, respectively, relating to the use of the net proceeds from the sale of Pirate Brands to prepay long-term debt during the fourth quarter of 2018 and earlier prepayments of long-term debt during the first and second quarters of 2018. See “—Liquidity and Capital Resources—Debt” below.

Other Income. Other income for fiscal 2019 primarily includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.2 million. Other income for fiscal 2018 includes the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.2 million and includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $2.4 million.

Income Tax Expense. Income tax expense decreased $20.5 million to $29.3 million in fiscal 2019 from $49.8 million for fiscal 2018. See “U.S. Tax Act” above for a discussion of the impact of the tax legislation on income tax expense.

Fiscal 2018 Compared to Fiscal 2017

For a discussion of fiscal 2018 compared to fiscal 2017, please refer to our 2018 Annual Report on Form 10-K, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on February 26, 2019.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $163.0 million to $46.5 million for fiscal 2019 from $209.5 million for fiscal 2018. The decrease was primarily due to the negative impact to income taxes resulting from the Pirate Brands sale of approximately $73.9 million, which includes a cash tax payment of $44.7 million made during fiscal 2019 and a cash tax benefit we otherwise would have expected to receive of approximately $29.2 million. The decrease in net cash provided by operating activities was also due to unfavorable working capital comparisons to fiscal 2018 (primarily comprised of inventories and trade accounts payable, partially offset by a favorable change in trade accounts receivable). There was an increase in inventory of $57.4 million for fiscal 2019 as compared to a decrease of $88.0 million during fiscal 2018. The decrease in inventory in fiscal 2018 was primarily attributable to our inventory reduction plan. The decrease in net cash provided by operating activities was also due to the timing of payments received in 2018 from post-acquisition transition services agreements.

Net Cash (Used in) Provided by Investing Activities. Net cash provided by investing activities of $347.6 million for fiscal 2018 decreased $472.3 million to cash used in investing activities of $124.7 million for fiscal 2019. Net cash provided by investing activities for fiscal 2018 includes the $420.0 million of pre-tax gross proceeds received from the Pirate Brands sale, partially offset by the $30.8 million purchase price paid for the McCann’s acquisition. Net cash used in investing activities for fiscal 2019 includes the $82.4 million purchase price (net of cash acquired of $2.2 million) paid for the Clabber Girl acquisition.

Net Cash Provided by (Used in) Financing Activities. During fiscal 2019, net cash provided by financing activities was $77.7 million, primarily reflecting net borrowings of long-term debt of $250.0 million used to fund the Clabber Girl acquisition, pay income taxes due on the 2018 gain on sale of Pirate Brands and fund share repurchases and working capital needs, partially offset by $123.7 million of dividend payments, $34.7 million of share repurchases and $13.0 million of debt financing costs in connection with our 2019 long-term debt refinancing.

During fiscal 2018, net cash used in financing activities was $753.3 million, primarily reflecting the prepayment of $650.1 million of tranche B term loans, $124.5 million of dividend payments and $26.9 million of share repurchases, partially offset by net borrowings under our revolving credit facility of $50.0 million.

Cash Income Tax Payments. We made cash tax payments of approximately $47.5 million and $4.7 million during fiscal 2019 and fiscal 2018, respectively. The increase was primarily attributable to $44.7 million of cash tax payments made in fiscal 2019 relating to the fiscal 2018 gain on sale of Pirate Brands. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2020 through 2034. In fiscal 2019, however, our cash taxes were negatively impacted by the U.S. Tax Act’s limitations on the deductibility of interest expense. See “U.S. Tax Act” above for a discussion of the impact and expected impact of the U.S. Tax Act on our cash income tax payments, including the impact the U.S. Tax Act had in fiscal 2019 and is expected to have in fiscal 2020 and beyond on our interest expense deductions. If there is a change in U.S. federal tax policy or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

We financed the Clabber Girl acquisition, completed in May 2019, with cash on hand and additional revolving loans under our credit facility. We financed the McCann’s acquisition, completed in October 2018, with cash on hand and additional revolving loans under our credit facility. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

Divestitures

We used the net proceeds from the Pirate Brands sale, completed in October 2018, along with additional borrowings under our revolving credit facility, to prepay the entire $500.1 million principal amount of tranche B term loans then outstanding under our credit facility. See “Debt” below.

Debt

Senior Secured Credit Agreement. We made optional prepayments of our tranche B term loans of $125.0 million principal amount in the first quarter of 2018 and $25.0 million principal amount in the second quarter of 2018. On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale. On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans then outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement. As a result of the optional and mandatory prepayments of the tranche B term loans, we recognized a loss on extinguishment of debt of $9.8 million in the fourth quarter of 2018.

On October 10, 2019, we amended our senior secured credit agreement to, among other things, provide for an incremental $450.0 million tranche B term loan facility, which closed and funded on October 10, 2019. Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

As of December 28, 2019, the revolving credit facility under our credit agreement was undrawn and the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.6 million, was $698.4 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on November 21, 2022.

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

4.625% Senior Notes due 2021. On June 4, 2013, we issued $700.0 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value. Interest on the 4.625% senior notes was payable on June 1 and December 1 of each year. On October 10, 2019, we redeemed all $700.0 million aggregate principal amount of our 4.625% senior notes due 2021 at a price equal to 100% of their face value.

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

We used the net proceeds of the April 2017 offering to repay all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans, to pay related fees and expenses and for general corporate purposes. We used the net proceeds of the November 2017 offering to repay all of the then outstanding borrowings and amounts due under our revolving credit facility, to pay related fees and expenses and for general corporate purposes.

Interest on the 5.25% senior notes due 2025 is payable on April 1 and October 1 of each year, commencing October 1, 2017. The 5.25% senior notes due 2025 will mature on April 1, 2025, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 5.25% senior notes due 2025 as described in Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report.

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

Interest on the 5.25% senior notes due 2027 is payable on March 15 and September 15 of each year, commencing March 15, 2020. The 5.25% senior notes due 2027 will mature on September 15, 2027, unless earlier retired or redeemed as permitted or required by the terms of the indenture governing the 5.25% senior notes due 2027 as described in Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report.

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

Loss on Extinguishment of Debt. Loss on extinguishment of debt for fiscal 2019 includes the write-off of deferred debt financing costs of $1.2 million relating to the redemption of all outstanding borrowings under our 4.625% senior notes due 2021. Loss on extinguishment of debt for fiscal 2018 includes the write-off of deferred debt financing costs and unamortized discount of $11.1 million and $2.0 million, respectively, relating to the repayment of all outstanding borrowings under the tranche B term loans.

Stock Repurchase Program

On March 13, 2018, our board of directors authorized a stock repurchase program for the repurchase of up to $50.0 million of our company’s common stock through March 15, 2019.

Under that authorization, we repurchased and retired 1,397,148 shares of common stock at an average price per share (excluding fees and commissions) of $26.41, or $36.9 million in the aggregate, including 694,749 shares of common stock at an average price per share (excluding fees and commissions) of $26.65, or $18.5 million in the aggregate, during the second quarter of 2018, 295,377 shares of common stock at an average price per share (excluding fees and commissions) of $28.39, or $8.4 million in the aggregate, during the fourth quarter of 2018 and 407,022 shares of common stock at an average price per share (excluding fees and commissions) of $24.55, or $10.0 million in the aggregate, during the first quarter of 2019.

On March 12, 2019, our board of directors authorized an extension of our stock repurchase program from March 15, 2019 to March 15, 2020. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. Under the new authorization, we repurchased and retired 1,330,865 shares of common stock at an average price per share, excluding fees and commissions, of $18.55, or $24.7 million in the aggregate, during the third quarter of 2019. As of December 28, 2019, we had $25.3 million available for future repurchases of common stock under the stock repurchase program and we had 64,044,649 shares of common stock outstanding.

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

Future Capital Needs

On December 28, 2019, our total long-term debt of $1,874.2 million, net of our cash and cash equivalents of $11.3 million, was $1,862.9 million. Stockholders’ equity as of that date was $812.5 million.

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

We expect to make capital expenditures of approximately $40.0 million to $45.0 million in the aggregate during fiscal 2020. Our projected capital expenditures for fiscal 2020 include, among other things, approximately $22.1 million for profit enhancing and asset sustainability projects, $11.1 million for productivity increases and cost saving initiatives and $8.1 million for information technology (hardware and software).

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

Inflation

We experienced moderate net cost increases for raw materials during fiscal 2019 and fiscal 2018 and anticipate higher raw materials cost increases for fiscal 2020. We are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through fiscal 2020.

In addition, during 2019 and 2018, we were negatively impacted by industry-wide increases in the cost of distribution, primarily driven by freight costs. Despite higher rates for freight in 2019, we were able to offset these increases, in part as a result of our 2019 pricing strategy that included both list price increases as well as a trade spend optimization program. Separately, we also benefited in 2019 from our distribution re-alignment efforts which helped to optimize both our shelf-stable and our frozen distribution networks. We expect freight rates to remain elevated in 2020.

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

Contingencies

See Note 14, “Commitments and Contingencies,” to our consolidated financial statements in Part II, Item 8 of this report.

Recent Accounting Pronouncements

See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards,” to our consolidated financial statements in Part II, Item 8 of this report.

Off-balance Sheet Arrangements

As of December 28, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future purchase obligations and future pension obligations as set forth in the following table as of December 28, 2019:

	Payments Due by Period
		Fiscal	Fiscal 2021	Fiscal 2023	Fiscal 2025
Contractual Obligations:	Total	2020	and 2022	and 2024	and Thereafter
	(In thousands)
Long-term debt—principal	$1,900,000	$5,625	$9,000	$9,000	$1,876,375
Long-term debt—interest(1)	601,350	100,161	190,079	189,305	121,805
Operating leases(2)	46,712	11,295	16,226	10,678	8,513
Purchase obligations(3)	67,295	24,590	12,215	12,196	18,294
Pension obligations(4)	4,900	4,900	—	—	—
Total	$2,620,257	$146,571	$227,520	$221,179	$2,024,987
(1)	Expected interest payments on long-term debt are based on principal amounts outstanding, scheduled maturity dates and interest rates at December 28, 2019. See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 for further information as to our long-term debt interest obligations.
(2)	See Note 13, “Leases” to our consolidated financial statements in Part II, Item 8 for further information as to our operating lease obligations.
(3)	For the purposes of this table, purchase obligations represent agreements to purchase goods or services (such as raw materials, commodities, packaging, other materials and supplies and co-manufacturing arrangements) that are enforceable and legally binding on B&G Foods and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations in the above table do not represent our entire expected future purchases for goods and services, which are significantly higher than the amounts set forth above. The table does not include purchase obligations under contracts that may be cancelled by B&G Foods without material penalty. Any amounts reflected on our consolidated balance sheet as accounts payable and accrued liabilities are excluded from the purchase obligations set forth in the table above. Penalties, if any, related to molds and equipment based upon failure to meet minimum volume requirements are also excluded from the table because we are unable to determine whether such penalties will be incurred and, if incurred, over what time period they will be paid.
(4)	We expect to make $4.9 million of defined benefit pension plan contributions during fiscal 2020, including $4.0 million for our four company-sponsored defined benefit pension plans and $0.9 million for the multi-employer defined benefit pension plan to which we contribute. We are unable to reliably estimate the timing of our aggregate annual pension contributions and contribution amounts beyond fiscal 2020. See Note 12, “Pensions,” to our consolidated financial statements in Part II, Item 8 for further information as to our pension obligations.

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At December 28, 2019, we had $1,450.0 million of fixed rate debt and $450.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at December 28, 2019, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $4.5 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 28, 2019 and December 29, 2018 were as follows (in thousands):

	December 28, 2019				December 29, 2018
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$—		$—		$50,000		$50,000	(1)
Tranche B term loans due 2026	447,820	(2)	451,179	(3)	—		—
4.625% senior notes due 2021	—	(4)	—		700,000		684,250	(3)
5.25% senior notes due 2025	902,832	(5)	929,917	(3)	903,371	(5)	837,877	(3)
5.25% senior notes due 2027	$550,000	(6)	$550,000	(3)	$—		$—
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	On October 10, 2019, we incurred new long-term debt in the form of tranche B term loans that mature in 2026. The carrying value of the tranche B term loans includes a discount. At December 28, 2019, the face amount of the tranche B term loans was $450.0 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	On October 10, 2019, we redeemed all $700.0 million aggregate principal amount of our 4.625% senior notes due 2021. See Note 7, “Long-Term Debt.”
(5)	The carrying values of the 5.25% senior notes due 2025 include a premium. At December 28, 2019 the face amount of the 5.25% senior notes due 2025 was $900.0 million.
(6)	On September 26, 2019, we issued $550.0 million aggregate principal amount of 5.25% senior notes due 2027. See Note 7, “Long-Term Debt.”

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2019, 2018 and 2017, our net sales to customers in foreign countries represented approximately 7.7%, 7.3% and 6.3%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated balance sheets at December 28, 2019 and December 29, 2018 and the consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for fiscal 2019, 2018 and 2017 and related notes are set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Initial measurement of Clabber Girl trademarks and customer relationships

As discussed in Note 3 to the consolidated financial statements, on May 15, 2019, the Company acquired Clabber Girl Corporation (Clabber Girl) in a business combination. The Company acquired trademarks and customer relationships associated with the generation of future income from Clabber Girl’s existing customers. The acquisition-date fair value for the Clabber Girl trademarks and customer relationships was $19.6 million and $18.5 million, respectively.

We identified the evaluation of the initial measurement of the acquired Clabber Girl trademarks and customer relationships as a critical audit matter. There was a high degree of subjectivity in applying and evaluating the discounted cash flow model used to calculate the acquisition-date fair value of the Clabber Girl trademarks and customer relationships. Specifically, the discounted cash flow model included the following assumptions, including internally developed assumptions for which there was limited observable market information, and the calculated fair values of such assets were sensitive to possible changes to these assumptions:

●	forecasted revenues attributable to Clabber Girl trademarks and customer contracts
●	estimated annual attrition
●	forecasted earnings before interest, taxes, depreciation and amortization (EBITDA)
●	weighted-average cost of capital (WACC), including the estimated discount rate.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process to develop the relevant assumptions, as listed above, including controls related to the analysis of the assumptions based on market participants’ views. We evaluated the Company’s forecasted revenue growth rates by comparing them to industry benchmarks and data. We compared the Company’s estimates of (1) forecasted revenue growth and EBITDA to Clabber Girl’s historical actual results and (2) forecasted annual attrition to Clabber Girl’s historical customer attrition data. We assessed the assumptions for comparison to those of a market participant, including consideration of recent similar market transactions. We tested the Company’s determined WACC by comparing it to the WACCs of comparable peer companies. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the Company’s discount rate, and comparing it against a discount rate that was independently developed using publicly available market data for comparable entities; and
●	evaluating an estimate of the fair value of the Clabber Girl trademarks and customer relationships using the Company’s cash flow forecast and a discount rate that was independently developed.

Assessment of the carrying values of certain indefinite-lived intangible assets

As discussed in Notes 2 and 6 to the consolidated financial statements, the other intangible assets, net balance as of December 28, 2019 was $1,615.1 million, of which $1,375.3 million related to indefinite-lived intangible assets (trademarks). The Company performs indefinite-lived intangible assets impairment testing as of the last day of each fiscal year.

We identified the assessment of the carrying values of certain indefinite-lived intangible assets as a critical audit matter. The revenue growth rates and the WACC assumptions used to calculate the fair values of certain indefinite-lived intangible assets were challenging to audit due to the significant estimation in the assumptions and that minor changes to these assumptions would have a significant effect on the Company’s assessment of the carrying values of the indefinite-lived intangible assets.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s indefinite-lived intangible assets impairment assessment process, including controls related to the determination of the fair values of the indefinite-lived intangible assets, related revenue growth rates, and determination of the WACC. We performed sensitivity analyses over the revenue growth rates assumption to assess their impact on the Company’s determination that the fair values of certain indefinite-lived intangible assets exceeded their carrying values. We evaluated the Company’s revenue growth rates by comparing them to historical results, economic and industry growth rates. In addition, we compared the Company’s historical revenue forecasts to actual results. We involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company’s WACC, by comparing it to a WACC that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Short Hills, New Jersey
February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited B&G Foods, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Clabber Girl Corporation on May 15, 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019, Clabber Girl Corporation’s internal control over financial reporting associated with 2.9% of total assets and 3.2% of total net sales included in the consolidated financial statements of the Company as of and for the fiscal year ended December 28, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Clabber Girl Corporation.

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

/s/ KPMG LLP

Short Hills, New Jersey
February 26, 2020

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 28,	December 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11,315	$11,648
Trade accounts receivable, less allowance for doubtful accounts and discounts of $1,794 and $1,851 as of December 28, 2019 and December 29, 2018, respectively	143,908	151,707
Inventories	472,187	401,355
Prepaid expenses and other current assets	25,449	19,988
Income tax receivable	8,934	1,398
Total current assets	661,793	586,096

Property, plant and equipment, net of accumulated depreciation of $270,454 and $230,200 as of December 28, 2019 and December 29, 2018, respectively	304,934	282,553
Operating lease right-of-use assets	38,698	—
Goodwill	596,391	584,435
Other intangible assets, net	1,615,126	1,595,569
Other assets	3,277	4,202
Deferred income taxes	7,371	4,940
Total assets	$3,227,590	$3,057,795

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$114,936	$140,000
Accrued expenses	55,659	55,660
Current portion of operating lease liabilities	9,813	—
Current portion of long-term debt	5,625	—
Income tax payable	454	31,624
Dividends payable	30,421	31,178
Total current liabilities	216,908	258,462

Long-term debt	1,874,158	1,638,877
Deferred income taxes	254,339	235,902
Long-term operating lease liabilities, net of current portion	31,997	—
Other liabilities	37,646	24,505
Total liabilities	2,415,048	2,157,746
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 64,044,649 and 65,638,701 shares issued and outstanding as of December 28, 2019 and December 29, 2018, respectively	640	656
Additional paid-in capital	—	116,339
Accumulated other comprehensive loss	(31,894)	(23,502)
Retained earnings	843,796	806,556
Total stockholders’ equity	812,542	900,049
Total liabilities and stockholders’ equity	$3,227,590	$3,057,795

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Net sales	$1,660,414	$1,700,764	$1,646,387
Cost of goods sold	1,277,290	1,351,264	1,205,809
Gross profit	383,124	349,500	440,578

Operating expenses:
Selling, general and administrative expenses	160,745	167,389	183,448
Amortization expense	18,543	18,343	17,611
(Gain) loss on sale of assets	—	(176,386)	1,608
Operating income	203,836	340,154	237,911

Other income and expenses:
Interest expense, net	98,126	108,334	91,784
Loss on extinguishment of debt	1,177	13,135	1,163
Other income	(1,159)	(3,592)	(3,098)
Income before income tax expense (benefit)	105,692	222,277	148,062
Income tax expense (benefit)	29,303	49,842	(69,401)
Net income	$76,389	$172,435	$217,463

Weighted average shares outstanding:
Basic	65,013	66,145	66,487
Diluted	65,039	66,255	66,706

Earnings per share:
Basic	$1.17	$2.61	$3.27
Diluted	$1.17	$2.60	$3.26

Cash dividends declared per share	$1.90	$1.89	$1.86

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Net income	$76,389	$172,435	$217,463

Other comprehensive income:
Foreign currency translation adjustments	4,145	(3,507)	4,393
Amortization of unrecognized prior service cost and pension deferrals, net of tax	(12,537)	761	(5,785)
Other comprehensive income	(8,392)	(2,746)	(1,392)
Comprehensive income	$67,997	$169,689	$216,071

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2016	66,406,314	$664	$387,699	$(19,364)	$416,658	$785,657
Foreign currency translation	—	—	—	4,393	—	4,393
Change in pension benefit (net of $3,777 of income taxes)	—	—	—	(5,785)	—	(5,785)
Net income	—	—	—	—	217,463	217,463
Share-based compensation	—	—	4,615	—	—	4,615
Issuance of common stock for share-based compensation	92,730	1	(1,851)	—	—	(1,850)
Dividends declared on common stock, $1.86 per share	—	—	(123,674)	—	—	(123,674)
Balance at December 30, 2017	66,499,044	$665	$266,789	$(20,756)	$634,121	$880,819
Foreign currency translation	—	—	—	(3,507)	—	(3,507)
Change in pension benefit (net of $254 of income taxes)	—	—	—	761	—	761
Net income	—	—	—	—	172,435	172,435
Share-based compensation	—	—	3,025	—	—	3,025
Issuance of common stock for share-based compensation	127,996	1	(1,845)	—	—	(1,844)
Stock options exercised	1,787	—	60	—	—	60
Repurchase of common stock	(990,126)	(10)	(26,910)	—	—	(26,920)
Dividends declared on common stock, $1.89 per share	—	—	(124,780)	—	—	(124,780)
Balance at December 29, 2018	65,638,701	$656	$116,339	$(23,502)	$806,556	$900,049
Foreign currency translation	—	—	—	4,145	—	4,145
Change in pension benefit (net of $4,107 of income taxes)	—	—	—	(12,537)	—	(12,537)
Net income	—	—	—	—	76,389	76,389
Share-based compensation	—	—	3,027	—	—	3,027
Issuance of common stock for share-based compensation	143,835	1	(906)	—	—	(905)
Repurchase of common stock	(1,737,887)	(17)	(34,697)	—	—	(34,714)
Dividends declared on common stock, $1.90 per share	—	—	(83,763)	—	(39,149)	(122,912)
Balance at December 28, 2019	64,044,649	$640	$—	$(31,894)	$843,796	$812,542

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Cash flows from operating activities:
Net income	$76,389	$172,435	$217,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,734	53,639	49,172
Amortization of operating lease right-of-use assets	11,396	—	—
Amortization of deferred debt financing costs and bond discount/premium	3,511	5,282	5,812
Deferred income taxes	20,415	(1,494)	(80,525)
(Gain) loss on sale of assets	—	(176,386)	1,608
Write-off of property, plant, and equipment	97	931	208
Loss on disposal of inventory	—	—	3,287
Loss on extinguishment of debt	1,177	13,135	1,163
Share-based compensation expense	2,594	3,025	4,615
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	13,918	(12,933)	(18,034)
Inventories	(57,436)	88,037	(139,512)
Prepaid expenses and other current assets	(4,629)	(302)	6,596
Income tax receivable/payable	(38,686)	45,973	(9,829)
Other assets	143	307	(6,542)
Trade accounts payable	(26,879)	14,773	16,623
Accrued expenses	(10,735)	1,449	(17,344)
Other liabilities	(3,505)	1,585	3,038
Net cash provided by operating activities	46,504	209,456	37,799

Cash flows from investing activities:
Capital expenditures	(42,355)	(41,627)	(59,802)
Proceeds from sale of assets	46	420,002	2,229
Payments for acquisition of businesses, net of cash acquired	(82,430)	(30,787)	(162,965)
Net cash (used in) provided by investing activities	(124,739)	347,588	(220,538)

Cash flows from financing activities:
Repayments of long-term debt	(700,000)	(650,110)	(233,640)
Proceeds from issuance of long-term debt	1,000,000	—	914,000
Repayments of borrowings under revolving credit facility	(645,000)	(170,000)	(571,000)
Borrowings under revolving credit facility	595,000	220,000	395,000
Proceeds from issuance of common stock, net	—	60	112
Dividends paid	(123,669)	(124,524)	(123,631)
Payments for repurchase of common stock, net	(34,713)	(26,920)	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(905)	(1,833)	(1,962)
Payments of debt financing costs	(13,000)	—	(19,543)
Net cash provided by (used in) financing activities	77,713	(753,327)	359,336

Effect of exchange rate fluctuations on cash and cash equivalents	189	1,425	1,076
Net (decrease) increase in cash and cash equivalents	(333)	(194,858)	177,673

Cash and cash equivalents at beginning of year	11,648	206,506	28,833
Cash and cash equivalents at end of year	$11,315	$11,648	$206,506

Supplemental disclosures of cash flow information:
Cash interest payments	$87,982	$102,114	$75,784
Cash income tax payments	$47,506	$4,669	$17,231
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$30,421	$31,178	$30,922
Accruals related to purchases of property, plant and equipment	$3,251	$5,520	$330
Right-of-use assets obtained in exchange for new operating lease liabilities	$903	$—	—

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2019, December 29, 2018 and December 30, 2017

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

Fiscal Year

We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 28, 2019 (fiscal 2019), December 29, 2018 (fiscal 2018) and December 30, 2017 (fiscal 2017) contained 52 weeks each.

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 59.1%, 56.9% and 55.8% of consolidated net sales in fiscal 2019, 2018 and 2017, respectively. Our top ten customers accounted for approximately 62.3%, 55.8% and 51.7% of our consolidated trade accounts receivables as of the end of fiscal 2019, 2018 and 2017, respectively. Other than Walmart, which accounted for approximately 25.6%, 24.1% and 24.1% of our consolidated net sales in fiscal 2019, 2018 and 2017, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2019, 2018 or 2017. Other than Walmart, which accounted for approximately 29.1%, 24.9% and 22.4% of our consolidated trade accounts receivables as of the end of fiscal 2019, 2018 and 2017, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2019, 2018 and 2017. As of December 28, 2019, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During fiscal 2019, 2018 and 2017, our sales to foreign countries represented approximately 7.7%, 7.3% and 6.3%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

(2)Summary of Significant Accounting Policies

(a)Basis of Presentation

The consolidated financial statements include the accounts of B&G Foods, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation. See (r) “Newly Adopted Accounting Standards,” below for further details.

(b)Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires our management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates and assumptions made by management involve revenue recognition as it relates to trade and consumer promotion expenses; pension benefits; acquisition accounting fair value allocations; the recoverability of goodwill, other intangible assets, property, plant and equipment and deferred tax assets; and the determination of the useful life of customer relationship and finite-lived trademark intangible assets. Actual results could differ significantly from these estimates and assumptions.

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

(f)Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2019, 2018 and 2017, we capitalized $1.1 million, $1.1 million and $1.0 million, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

(g)Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with the carrying value and recognizing a loss for the difference.

We test our indefinite-lived intangible assets by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our indefinite-lived intangible assets based on discounted cash flows that reflect certain third party market value indicators.

Calculating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2019, 2018 and 2017 with no adjustments to the carrying values of goodwill and indefinite-lived intangible assets. Each annual test confirmed that the market capitalization and fair values of our goodwill and indefinite-lived intangible assets, respectively, exceeded their current carrying values.

Customer relationships and finite-lived trademarks are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 10 to 20 years.

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

(h)Deferred Debt Financing Costs

Debt financing costs are capitalized and amortized over the term of the related debt agreements and are included as a reduction of long-term debt. Amortization of deferred debt financing costs for fiscal 2019, 2018 and 2017 was $3.5 million, $5.3 million and $5.4 million, respectively.

(i)Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and intangible assets with estimated useful lives, are depreciated or amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Recoverability of assets held for sale is measured by a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

(k)Revenue Recognition

Revenues are recognized when our performance obligation is satisfied. Our primary performance obligation is satisfied when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor’s products and, therefore, is characterized as a reduction of sales when recognized in the vendor’s income statement. As a result, coupon incentives, slotting and promotional expenses are recorded as a reduction of sales. Additionally, as a result of the recently adopted revenue recognition standard, certain payments to customers related to in-store display incentives, or marketing development funds, are also recorded as a reduction of sales. See (r) “Newly Adopted Accounting Standards,” below, for further details regarding the revenue recognition standard adopted in fiscal 2018.

(l)Selling, General and Administrative Expenses

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We expense our advertising costs either in the period the advertising first takes place or as incurred. Advertising expenses were approximately $7.8 million, $15.9 million and $22.7 million, for fiscal 2019, 2018 and 2017, respectively.

(m)Pension Plans

We have defined benefit pension plans covering approximately 39.7% of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. From time to time, however, we voluntarily contribute greater amounts based on pension asset performance, tax considerations and other relevant factors.

(n)Share-Based Compensation Expense

We provide compensation benefits in the form of stock options, performance share long-term incentive awards (LTIAs) and common stock to employees and non-employee directors. The cost of share-based compensation is recorded at fair value at the date of grant and expensed in our consolidated statements of operations over the requisite service period, if any.

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

December 28, 2019, December 29, 2018 and December 30, 2017

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

We recognize compensation expense for only that portion of share-based awards that are expected to vest. We utilize historical employee termination behavior to determine our estimated forfeiture rates. If the actual forfeitures differ from those estimated by management, adjustments to compensation expense will be made in future periods.

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

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. See Note 10, “Income Taxes,” for a discussion of the Tax Cuts and Jobs Act enacted in December 2017, which we refer to in this report as the “U.S. Tax Act.” We assess the impact of significant changes to the U.S. federal, state and international income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted. We recognize the benefit of an uncertain tax position that we have taken or expect to take on our income tax returns we file if it is “more likely than not” that such tax position will be sustained based on its technical merits.

(p)Dividends

Cash dividends, if any, are accrued as a liability on our consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

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

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
	(In thousands, except share and per share data)
Net income	$76,389	$172,435	$217,463

Weighted average common shares outstanding:
Basic	65,013,406	66,144,703	66,487,403
Net effect of potentially dilutive share-based compensation awards(1)	25,373	109,851	219,060
Diluted	65,038,779	66,254,554	66,706,463
Earnings per share:
Basic	$1.17	$2.61	$3.27
Diluted	$1.17	$2.60	$3.26
(1)	For fiscal 2019, 2018 and 2017, outstanding stock options of 1,110,212, 1,091,478 and 348,894, respectively, were excluded from diluted earnings per share as their effect was antidilutive.

(r)Newly Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) related to the U.S. Tax Act. The ASU allows for a company to elect to make a one-time reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the change in corporate tax rate as a result of the U.S. Tax Act. The reclassification is the difference between the amount previously recorded in accumulated other comprehensive loss at the historical U.S. federal tax rate that remains in accumulated other comprehensive loss at the time the U.S. Tax Act was effective and the amount that would have been recorded using the newly enacted rate. Additionally, the ASU requires a company to disclose whether or not it elects to make the reclassification. This guidance became effective during the first quarter of 2019. We elected to not make the optional one-time reclassification.

In February 2016, the FASB issued a new ASU that requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current guidance and to disclose key information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

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

December 28, 2019, December 29, 2018 and December 30, 2017

twelve months or less, we did not recognize ROU assets or lease liabilities. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

This standard did not have a material effect on our financial statements. Upon adoption, the most significant effects related to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases, which was $39.6 million and $42.6 million, respectively, as of the beginning of fiscal 2019; and (2) providing additional disclosures about our leasing activities.

In March 2017, the FASB issued a new ASU that improves the presentation of net periodic pension cost and net periodic post-retirement benefit costs. The new guidance revises how employers that sponsor defined benefit pension and other post-retirement plans present the net periodic benefit costs in their income statement and requires that the service cost component of net periodic benefit costs be presented in the same income statement line items as other employee compensation costs from services rendered during the period and present the other components of net periodic pension cost below operating profit. The update was effective beginning with the first quarter of fiscal 2018. We adopted this standard retrospectively as of the first quarter of fiscal 2018. The adoption of this ASU did not have any impact on our consolidated financial position, results of operations or liquidity, but did require a reclassification among selling, general and administrative expenses and other income on our consolidated statements of operations.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

The below tables set forth the adjustments made in fiscal 2018 to net sales, gross profit, selling, general and administrative expenses, operating income and other income during fiscal 2017 as a result of the recently adopted revenue recognition standard, recently adopted presentation of net periodic pension cost and net periodic post-retirement benefit costs and the reclassification of a loss on sale of assets (in thousands, except per share data).

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

In January 2017, the FASB issued a new ASU that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business may affect many areas of accounting, including acquisitions, disposals, goodwill and consolidation. The ASU is applied on a prospective basis and was effective for fiscal years beginning after December 15, 2017. We adopted this standard as of the first quarter of fiscal 2018, and there was no material impact to our consolidated financial statements. We applied this ASU while evaluating whether McCann’s, acquired on July 16, 2018, Pirate Brands, sold on October 17, 2018 and Clabber Girl, acquired on May 15, 2019, met the definition of a business. See Note 3, “Acquisitions and Divestitures.”

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

December 28, 2019, December 29, 2018 and December 30, 2017

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

(s)Recently Issued Accounting Standards

In June 2016, the FASB issued a new ASU which modifies the measurement of expected credit losses of certain financial instruments. This ASU replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model and applies to all financial assets, including trade accounts receivables. The update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. We intend to adopt the provisions of this ASU in the first quarter of 2020. Currently, we do not expect the adoption of the new standard to have a material impact to our consolidated financial statements and related disclosures.

In December 2019, the FASB issued a new ASU which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The update is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. We currently expect to adopt the standard when it becomes effective. We are in the process of evaluating the impact of the adoption of this ASU. Currently, we do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

In August 2018, the FASB issued a new ASU which clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance. The update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. Currently, we do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

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

December 28, 2019, December 29, 2018 and December 30, 2017

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

(t)Financial Statement Reclassifications

During fiscal 2019, we reclassified unamortized deferred debt financing costs of $3.0 million related to our revolving credit facility as of December 29, 2018 from a reduction in long-term debt to other assets in our accompanying consolidated balance sheet.

(3)	Acquisitions and Divestitures

Acquisitions

On May 15, 2019, we acquired Clabber Girl Corporation, a leader in baking products, including baking powder, baking soda and corn starch, from Hulman & Company for approximately $84.6 million in cash. In addition to Clabber Girl, the number one retail baking powder brand, Clabber Girl Corporation’s product offerings include the Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes. We refer to this acquisition as the “Clabber Girl acquisition.”

On July 16, 2018, we acquired the McCann’s brand of premium Irish oatmeal from TreeHouse Foods, Inc. for approximately $30.8 million in cash. We refer to this acquisition as the “McCann’s acquisition.”

On October 2, 2017, we acquired Back to Nature Foods Company, LLC and related entities, including the Back to Nature and SnackWell’s brands, from Brynwood Partners VI L.P., Mondelēz International and certain other sellers for approximately $162.8 million in cash. We refer to this acquisition as the “Back to Nature acquisition.”

We have accounted for each of these acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective date of acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Indefinite-lived trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationships and finite-lived trademarks acquired are amortized over 10 to 20 years. Goodwill and other intangible assets, except in the case of the Victoria and Back to Nature acquisitions, are deductible for income tax purposes. Inventory has been recorded at estimated selling price less costs of disposal and a reasonable selling profit and the property, plant and equipment and other intangible assets (including trademarks, customer relationships and other intangible assets) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist. See Note 6, “Goodwill and Other Intangible Assets.”

Clabber Girl Acquisition

The following table sets forth the preliminary allocation of the Clabber Girl acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. During fiscal 2019, we recorded a purchase price adjustment to increase operating lease right-of-use assets by $1.4 million; trademarks — indefinite-lived intangible assets by $1.1 million; and customer relationships — finite-lived intangible assets by $1.0 million; and to decrease goodwill by $1.4 million; long-term operating lease liabilities, net of current portion, by $1.3 million; inventories by $0.7 million; and current portion of operating lease liabilities by $0.1 million. We anticipate completing the purchase price allocation during the second quarter of fiscal 2020.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

Preliminary Allocation:	May 15, 2019
Cash and cash equivalents	$2,202
Trade accounts receivable, net	5,627
Inventories	10,641
Prepaid expenses and other current assets	154
Income tax receivable	7
Property, plant and equipment, net	20,697
Operating lease right-of-use assets	7,841
Trademarks — indefinite-lived intangible assets	19,600
Customer relationships — finite-lived intangible assets	18,500
Trade accounts payable	(3,007)
Accrued expenses	(1,315)
Current portion of operating lease liabilities	(952)
Long-term operating lease liabilities, net of current portion	(7,319)
Goodwill	11,956
Total purchase price (paid in cash)	$84,632

McCann’s Acquisition

The following table sets forth the allocation of the McCann’s acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. During the fourth quarter of 2018, we recorded a purchase price adjustment to increase accrued expenses and goodwill by $0.2 million.

McCann’s Acquisition (in thousands):

Allocation:	July 16, 2018
Property, plant and equipment	$12
Inventories	973
Trademarks — indefinite-lived intangible assets	24,800
Customer relationships — finite-lived intangible assets	2,000
Accrued expenses	(292)
Goodwill	3,294
Total purchase price (paid in cash)	$30,787

Back to Nature Acquisition

The following table sets forth the allocation of the Back to Nature acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. During fiscal 2018, we recorded a purchase price adjustment to increase indefinite-lived trademarks by $0.1 million, goodwill by $2.8 million and other working capital by $2.1 million, and decrease inventory by $1.7 million and long-term deferred income tax liabilities, net, by $0.9 million.

Back to Nature Acquisition (in thousands):

Allocation:	October 2, 2017
Trademarks — indefinite-lived intangible assets	$109,900
Trademarks — finite-lived intangible assets	12,800
Goodwill	36,334
Customer relationships — finite-lived intangible assets	14,700
Inventories	5,088
Long-term deferred income tax liabilities, net	(9,892)
Other working capital	(6,082)
Total purchase price (paid in cash)	$162,848

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

Unaudited Pro Forma Summary of Operations

None of the Clabber Girl, McCann’s and Back to Nature acquisitions were material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

Pirate Brands Divestiture

On October 17, 2018, we sold Pirate Brands to The Hershey Company for a purchase price of $420.0 million in cash. Pirate Brands includes the Pirate’s Booty, Smart Puffs and Original Tings brands. We refer to this divestiture as the “Pirate Brands sale.” Net deferred tax liabilities associated with the Pirate Brands sale were $107.3 million. We recognized a pre-tax gain on the Pirate Brands sale of $176.4 million, as calculated below (in thousands):

October 17, 2018
Cash received	$420,002
Assets sold:
Inventories	(6,688)
Property, plant and equipment	(404)
Customer relationships — finite-lived intangible assets	(8,408)
Trademarks — indefinite-lived intangible assets	(152,800)
Goodwill	(70,952)
Other	(77)
Total assets sold	(239,328)
Expenses	(4,288)
Gain on sale of assets	$176,386

In December 2018, the compensation committee of our board of directors approved a special bonus pool of $6.0 million that was paid in fiscal 2019 to our executive officers and certain members of management to recognize their significant contributions to the successful operation of Pirate Brands during our company’s five years of ownership of Pirate Brands and to the successful completion of the Pirate Brands sale at a sale price more than double what our company paid for Pirate Brands in 2013.

(4)	Inventories

Inventories consist of the following, as of the dates indicated (in thousands):

	December 28, 2019	December 29, 2018
Raw materials and packaging	$65,673	$61,905
Work-in-process	111,866	95,282
Finished goods	294,648	244,168
Inventories	$472,187	$401,355

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

(5)Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following as of the dates indicated (in thousands):

	December 28, 2019	December 29, 2018
Land and improvements	$13,097	$11,718
Buildings and improvements	135,928	125,768
Machinery and equipment	339,318	311,457
Office furniture, vehicles and computer equipment[1]	71,365	45,230
Construction-in-progress	15,680	18,580
Property, plant and equipment, cost	575,388	512,753
Less: accumulated depreciation	(270,454)	(230,200)
Property, plant and equipment, net	$304,934	$282,553
(1)	Computer equipment includes hardware and software. The increase during fiscal 2019 was primarily due to the implementation of our new enterprise resource planning (ERP) system, for which there was $23.1 million placed in service during the year.

Depreciation expense was $40.2 million, $35.3 million and $31.6 million for fiscal 2019, 2018 and 2017, respectively.

(6)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	December 28, 2019			December 29, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$19,600	$4,462	$15,138	$19,600	$3,369	$16,231
Customer relationships	354,090	129,402	224,688	335,590	111,952	223,638
Total finite-lived intangible assets	$373,690	$133,864	$239,826	$355,190	$115,321	$239,869

Indefinite-Lived Intangible Assets
Goodwill	$596,391			$584,435
Trademarks	$1,375,300			$1,355,700

As a result of the Clabber Girl acquisition, we recorded goodwill, indefinite-lived trademarks and finite-lived customer relationships of $12.0 million, $19.6 million and $18.5 million, respectively, as of the acquisition date of May 15, 2019. See Note 3, “Acquisitions and Divestitures.”

Amortization expense associated with finite-lived intangible assets was $18.5 million, $18.3 million and $17.6 million during fiscal 2019, 2018 and 2017, respectively, and is recorded in operating expenses. We expect to recognize $18.9 million of amortization expense in each of the fiscal years 2020, 2021 and 2022, respectively, $18.8 million in fiscal 2023 and $18.7 million in fiscal 2024. See Note 3, “Acquisitions and Divestitures.”

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

(7)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	December 28, 2019	December 29, 2018
Revolving credit loans:
Outstanding principal	$—	$50,000
Revolving credit loans, net(1)	—	50,000

Tranche B term loans due 2026(2):
Outstanding principal	450,000	—
Unamortized deferred debt financing costs	(4,042)	—
Unamortized discount	(2,180)	—
Tranche B term loans due 2026, net	443,778	—

4.625% senior notes due 2021(2):
Outstanding principal	—	700,000
Unamortized deferred debt financing costs	—	(3,687)
4.625% senior notes due 2021, net	—	696,313

5.25% senior notes due 2025:
Outstanding principal	900,000	900,000
Unamortized deferred debt financing costs	(9,077)	(10,807)
Unamortized premium	2,832	3,371
5.25% senior notes due 2025, net	893,755	892,564

5.25% senior notes due 2027:
Outstanding principal	550,000	—
Unamortized deferred debt financing costs	(7,750)	—
5.25% senior notes due 2027, net	542,250	—

Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	1,879,783	1,638,877
Current portion of long-term debt	(5,625)	—
Long-term debt, net of unamortized deferred debt financing costs and discount/premium and excluding current portion	$1,874,158	$1,638,877
(1)	Unamortized deferred debt financing costs related to our revolving credit facility were $2.2 million and $3.0 million as of December 28, 2019 and December 29, 2018, respectively. These amounts are included in other assets in the accompanying consolidated balance sheets. The $3.0 million as of December 29, 2018 was reclassified during fiscal 2019 from long-term debt to other assets in the accompanying consolidated balance sheet.
(2)	On October 10, 2019, we redeemed all $700.0 million aggregate principal amount of our 4.625% senior notes due 2021 and incurred $450.0 million of new long-term debt in the form of tranche B term loans that mature in 2026. We recorded a loss on extinguishment of debt of $1.2 million in the fourth quarter of 2019.

Senior Secured Credit Agreement. We made optional prepayments of our tranche B term loans of $150.0 million principal amount in fiscal 2018. On October 18, 2018, we made a mandatory prepayment of $352.2 million principal amount of tranche B term loans with the net proceeds of the Pirate Brands sale. On October 19, 2018, we made an optional prepayment of the remaining $147.9 million principal amount of tranche B term loans then outstanding under our credit agreement from cash on hand and the proceeds of additional revolving loans under our credit agreement. As a result of the optional and mandatory prepayments of the tranche B term loans, we recognized a loss on extinguishment of debt of $13.1 million in fiscal 2018.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

On October 10, 2019, we amended our senior secured credit agreement to, among other things, provide for an incremental $450.0 million tranche B term loan facility, which closed and funded on October 10, 2019. We used the proceeds of the tranche B term loans, together with the net proceeds of our recently completed offering of $550.0 million aggregate principal amount of 5.25% senior notes due 2027, to redeem all $700.0 million aggregate principal amount of our 4.625% senior notes due 2021, repay a portion of our borrowings under our revolving credit facility, pay related fees and expenses and for general corporate purposes.

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

As of December 28, 2019, our revolving credit facility under our credit agreement was undrawn and the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.6 million, was $698.4 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on November 21, 2022.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period on a pro forma basis) may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters. As of December 28, 2019, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

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

4.625% Senior Notes due 2021. On June 4, 2013, we issued $700.0 million aggregate principal amount of 4.625% senior notes due 2021 at a price to the public of 100% of their face value. Interest on the 4.625% senior notes was payable on June 1 and December 1 of each year. On October 10, 2019, we redeemed all $700.0 million aggregate principal amount of our 4.625% senior notes due 2021 at a price equal to 100% of their face value.

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

We used the net proceeds of the April 2017 offering to repay all of the outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans, to pay related fees and expenses and for general corporate purposes. We used the net proceeds of the November 2017 offering to repay all of the then outstanding borrowings and amounts due under our revolving credit facility, to pay related fees and expenses and for general corporate purposes.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 28, 2019, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

5.25% Senior Notes due 2027. On September 26, 2019, we issued $550.0 million aggregate principal amount of 5.25% senior notes due 2027 at a price to the public of 100% of their face value.

We used the proceeds of the offering, together with the proceeds of incremental term loans made during the fourth quarter of 2019 to redeem all of our outstanding 4.625% senior notes due 2021, repay a portion of our borrowings under our revolving credit facility, pay related fees and expenses and for general corporate purposes.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 28, 2019, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

Subsidiary Guarantees. We have no assets or operations independent of our direct and indirect subsidiaries. All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. See Note 19, “Guarantor and Non-Guarantor Financial Information.”

Loss on Extinguishment of Debt. Loss on extinguishment of debt for fiscal 2019 includes the write-off of deferred debt financing costs of $1.2 million, relating to the repayment of all outstanding borrowings under the 4.625% senior notes due 2021. Loss on extinguishment of debt for fiscal 2018 includes the write-off of deferred debt financing costs and unamortized discount of $11.1 million and $2.0 million, respectively, relating to the repayment of all outstanding borrowings under the tranche B term loans. Loss on extinguishment of debt for fiscal 2017 includes the write-off of deferred debt financing costs and unamortized discount of $0.9 million and $0.3 million, respectively, relating to the repayment of all outstanding borrowings under the tranche A term loans.

Contractual Maturities. As of December 28, 2019, the aggregate contractual maturities of long-term debt were as follows (in thousands)1:

Aggregate Contractual Maturities
Fiscal year:
2020	$5,625
2021	4,500
2022	4,500
2023	4,500
2024	4,500
Thereafter	1,876,375
Total	$1,900,000
(1)	Fiscal years 2020 to 2024 reflect required 1% amortization prepayments of our tranche B term loan due 2026.

Accrued Interest. At December 28, 2019 and December 29, 2018, accrued interest of $21.4 million and $15.6 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

December 28, 2019, December 29, 2018 and December 30, 2017

Cash and cash equivalents, trade accounts receivable, income tax receivable, trade accounts payable, accrued expenses, income tax payable and dividends payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 28, 2019 and December 29, 2018 were as follows (in thousands):

	December 28, 2019				December 29, 2018
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$—		$—		$50,000		$50,000	(1)
Tranche B term loans due 2026	447,820	(2)	451,179	(3)	—		—
4.625% senior notes due 2021	—	(4)	—		700,000		684,250	(3)
5.25% senior notes due 2025	902,832	(5)	929,917	(3)	903,371	(5)	837,877	(3)
5.25% senior notes due 2027	$550,000	(6)	$550,000	(3)	$—		$—
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	On October 10, 2019, we incurred new long-term debt in the form of tranche B term loans that mature in 2026. The carrying value of the tranche B term loans includes a discount. At December 28, 2019, the face amount of the tranche B term loans was $450.0 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	On October 10, 2019, we redeemed all $700.0 million aggregate principal amount of our 4.625% senior notes due 2021. See Note 7, “Long-Term Debt.”
(5)	The carrying values of the 5.25% senior notes due 2025 include a premium. At December 28, 2019 the face amount of the 5.25% senior notes due 2025 was $900.0 million.
(6)	On September 26, 2019, we issued $550.0 million aggregate principal amount of 5.25% senior notes due 2027. See Note 7, “Long-Term Debt.”

There was no Level 3 activity during fiscal 2019, 2018 or 2017.

(9)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for fiscal 2019, 2018 and 2017 were as follows (in thousands):

	Amount Reclassified
	From AOCL			Affected Line Item in the
				Statement Where Net Income
Details about AOCL Components	Fiscal 2019	Fiscal 2018	Fiscal 2017	(Loss) is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$—	$2	$35	See (1) below
Amortization of unrecognized loss	861	696	517	See (1) below
Accumulated other comprehensive loss before tax	861	698	552	Total before tax
Tax expense	(211)	(174)	(218)	Income tax expense
Total reclassification	$650	$524	$334	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 12, “Pension Benefits,” for additional information.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

Changes in AOCL for fiscal 2019, 2018 and 2017 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 31, 2016	$(7,200)	$(12,164)	$(19,364)
Other comprehensive (loss) income before reclassifications	(6,119)	4,393	(1,726)
Amounts reclassified from AOCL	334	—	334
Net current period other comprehensive (loss) income	(5,785)	4,393	(1,392)
Balance at December 30, 2017	(12,985)	(7,771)	(20,756)
Other comprehensive income (loss) before reclassifications	237	(3,507)	(3,270)
Amounts reclassified from AOCL	524	—	524
Net current period other comprehensive income (loss)	761	(3,507)	(2,746)
Balance at December 29, 2018	(12,224)	(11,278)	(23,502)
Other comprehensive (loss) income before reclassifications	(13,187)	4,145	(9,042)
Amounts reclassified from AOCL	650	—	650
Net current period other comprehensive (loss) income	(12,537)	4,145	(8,392)
Balance at December 28, 2019	$(24,761)	$(7,133)	$(31,894)

(10)	Income Taxes

The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
U.S.	$101,110	$217,044	$136,015
Foreign	4,582	5,233	12,047
Total	$105,692	$222,277	$148,062

Income tax expense (benefit) consists of the following (in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Current:
Federal	$1,650	$41,583	$3,977
State	3,872	7,775	2,584
Foreign	3,366	1,978	4,563
Current income tax expense	8,888	51,336	11,124
Deferred:
Federal	19,541	3,508	(88,716)
State	3,005	(3,190)	10,401
Foreign	(2,131)	(1,812)	(2,210)
Deferred income taxes	20,415	(1,494)	(80,525)
Income tax expense (benefit)	$29,303	$49,842	$(69,401)

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 21% for fiscal year 2019, 21% for fiscal year 2018 and 35% for fiscal year 2017 to income before income tax expense) as a result of the following:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Expected tax expense	21.0%	21.0%	35.0%
Increase (decrease):
State income taxes, net of federal income tax benefit	5.2	2.9	4.4
Impact on deferred taxes from changes in state tax rates	0.6	(1.6)	3.9
Foreign income taxes	1.4	0.8	2.3
Impact on deferred taxes from U.S. Tax Act	—	0.3	(90.0)
Permanent differences	0.3	0.1	(0.4)
Foreign tax credit	(0.3)	(0.1)	(1.6)
Other	(0.5)	(1.0)	(0.5)
Total	27.7%	22.4%	(46.9)%

In the fourth quarter of 2017, as a result of the U.S. Tax Act, we remeasured our U.S. deferred tax assets and liabilities at the lower U.S. corporate income tax rate, which resulted in a discrete tax benefit of approximately $133.3 million. In fiscal 2019, 2018 and 2017, changes in state apportionments, state filings or state tax laws impacted our deferred blended state rate, resulting in a deferred state tax expense in fiscal 2019 of $0.8 million, a state tax benefit in fiscal 2018 of $3.5 million and state tax expense in fiscal 2017 of $5.8 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 28,	December 29,
	2019	2018
Deferred tax assets:
Accounts receivable, principally due to allowance	$25	$24
Inventories, principally due to additional costs capitalized for tax purposes	2,611	2,090
Operating lease liabilities	10,277	—
Accrued expenses and other liabilities	12,809	8,512
Net operating losses and tax credit carryforwards	4,927	4,663
Interest expense deductions limitation	7,427	—
Gross deferred tax assets	38,076	15,289
Valuation allowances	(1,702)	(961)
Deferred tax assets, net	36,374	14,328
Deferred tax liabilities:
Unrealized gains	(104)	—
Property, plant and equipment	(24,054)	(18,592)
Goodwill and other intangible assets	(239,627)	(217,811)
Prepaid expenses and other assets	(9,939)	(8,887)
Operating lease right-of-use assets	(9,618)	—
Gross deferred tax liabilities	(283,342)	(245,290)
Net deferred tax liabilities	$(246,968)	$(230,962)

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, a valuation allowance of $1.7 million and $1.0 million was recorded during fiscal 2019 and 2018, respectively, to record only the portion of the deferred tax asset that management believes it is more likely than not that we will realize the benefits of these deductible differences. There was no valuation allowance recorded during fiscal 2017. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

At December 28, 2019 and December 29, 2018, we had $0.7 million and $0.6 million, respectively, of reserves for uncertain tax positions which represents an increase of $0.1 million in fiscal 2019 for additional interest and penalties. Our policy is to classify interest and penalties resulting from income tax uncertainties as income tax expense.

At December 28, 2019 we had intangible assets of $988.5 million for tax purposes, which are amortizable through 2034.

We operate in multiple taxing jurisdictions within the United States, Canada and Mexico and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. Currently, we are not undergoing any examinations by any tax authorities. We remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. Fiscal 2015 and subsequent years remain open to examination. As of December 28, 2019, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2016 and forward
United States—States	2015 and forward
Canada	2015 and forward
Mexico	2015 and forward

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

Under FASB ASC Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the lower 21% corporate tax rate reduced our net U.S. deferred income tax liability by approximately $133.3 million and was reflected as an income tax benefit in fiscal 2017. This tax benefit was partially offset by an increase in our blended state rate of approximately $5.8 million and a repatriation expense of $0.9 million in fiscal 2017.

The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 27.7% and 22.4% for fiscal 2019 and fiscal 2018, respectively.

We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

The U.S. Tax Act also limits the deduction for net interest expense (including treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

adjusted taxable income. We were not impacted by this limitation in fiscal 2018 due to the gain on the Pirate Brands sale which increased our adjusted taxable income. However, in fiscal 2019 this limitation resulted in an increase to our taxable income of $30.2 million and we accordingly established a deferred tax asset of $7.4 million without a valuation allowance. Although our interest expense exceeded 30% of our adjusted taxable income in fiscal 2019, at this time we do not believe this limitation has had, or will have, a material adverse impact on our business or financial results because any interest that is non-deductible may be carried forward indefinitely and we believe we have sufficient deferred tax liabilities to offset any deferred tax assets resulting from currently non-deductible interest expense.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our 2018 or 2019 tax rates.

The ultimate impact of the U.S. Tax Act on our reported results in fiscal 2020 and beyond may differ from the estimates provided in this report, possibly materially, due to guidance that may be issued and other actions we may take as a result of the U.S. Tax Act different from that currently contemplated.

(11)	Capital Stock

Voting Rights. The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

Dividends. The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock. In the event of any liquidation, dissolution or winding up of our company, common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior rights of holders of any outstanding preferred stock. See Note 18, “Quarterly Financial Data (unaudited),” for dividends declared for each quarter of fiscal 2019 and 2018.

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

Under that authorization, we repurchased and retired 1,397,148 shares of common stock at an average price per share (excluding fees and commissions) of $26.41, or $36.9 million in the aggregate, including 694,749 shares of common stock at an average price per share (excluding fees and commissions) of $26.65, or $18.5 million in the aggregate, during the second quarter of 2018, 295,377 shares of common stock at an average price per share (excluding fees and commissions) of $28.39, or $8.4 million in the aggregate, during the fourth quarter of 2018 and 407,022 shares of common stock at an average price per share (excluding fees and commissions) of $24.55, or $10.0 million in the aggregate, during the first quarter of 2019.

On March 12, 2019, our board of directors authorized an extension of our stock repurchase program from March 15, 2019 to March 15, 2020. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. Under the new authorization, we repurchased and retired 1,330,865 shares of common stock at an average price per share, excluding fees and commissions, of $18.55, or $24.7 million in the aggregate, during

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

the third quarter of 2019. As of December 28, 2019, we had $25.3 million available for future repurchases of common stock under the stock repurchase program and we had 64,044,649 shares of common stock outstanding. We did not repurchase any shares of common stock during fiscal 2017.

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

See Note 12, “Pension Benefits,” for disclosure relating to shares of our company’s common stock purchased by our defined benefit pension plans.

(12)	Pension Benefits

As of December 28, 2019, we had four company-sponsored defined benefit pension plans covering approximately 39.7% of our employees. The benefits are based on years of service and the employee’s compensation, as defined. Effective January 1, 2020, newly hired employees are no longer eligible to participate in our defined benefit pension plans.

The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 28, 2019 and December 29, 2018 measurement dates for fiscal 2019 and 2018, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost (in thousands):

	December 28,	December 29,
	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$138,152	$143,972
Actuarial loss (gain)	28,038	(15,126)
Service cost	7,140	7,710
Interest cost	5,734	5,064
Benefits paid	(3,700)	(3,468)
Projected benefit obligation at end of year	175,364	138,152
Change in plan assets:
Fair value of plan assets at beginning of year	119,706	124,252
Actual return (loss) on plan assets	18,284	(6,678)
Employer contributions	5,000	5,600
Benefits paid	(3,701)	(3,468)
Fair value of plan assets at end of year	139,289	119,706
Net amount recognized:
Other assets	534	805
Other long-term liabilities	(36,609)	(19,251)
Funded status at the end of the year	(36,075)	(18,446)
Amount recognized in accumulated other comprehensive loss consists of:
Prior service cost	—	—
Actuarial loss	(36,430)	(19,786)
Deferred taxes	11,669	7,562
Accumulated other comprehensive loss	$(24,761)	$(12,224)

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

The accumulated benefit obligations of these plans were $161.4 million and $129.4 million at December 28, 2019 and December 29, 2018, respectively. The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 28,	December 29,
	2019	2018
Accumulated benefit obligation	$155,794	$54,601
Fair value of plan assets	$133,191	$40,935

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost in fiscal 2020 were as follows (in thousands):

Fiscal 2020
Prior service cost	$—
Actuarial loss	1,586
Total	$1,586

The assumptions used in the measurement of our benefit obligation as of December 28, 2019 and December 29, 2018 are shown in the following table:

	December 28,	December 29,
	2019	2018
Discount rate	3.03 - 3.18%	4.08 - 4.18%
Rate of compensation increase	3.00%	3.00%
Expected long-term rate of return	6.50%	6.50%

The discount rate used to determine year-end fiscal 2019 and fiscal 2018 pension benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the FTSE Pension Discount Curve (formerly known as the Citigroup Pension Discount Curve). This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

Net periodic pension cost includes the following components (in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Service cost—benefits earned during the period	$7,140	$7,710	$6,334
Interest cost on projected benefit obligation	5,734	5,064	4,998
Expected return on plan assets	(7,750)	(8,134)	(7,041)
Amortization of unrecognized prior service cost	—	2	35
Amortization of unrecognized loss	861	696	517
Net periodic pension cost	$5,985	$5,338	$4,843

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

In fiscal 2018, as a result of adopting the ASU issued by the FASB in March 2017, which improved the presentation of net periodic pension cost and net periodic post-retirement benefit costs, we reclassified net periodic pension cost, excluding service cost, out of selling, general and administrative expenses and into other income on our consolidated statements of operations in the amount of $2.4 million and $1.5 million for fiscal 2018 and 2017, respectively. The non-service portion of net periodic pension cost and net periodic post-retirement benefit costs included in other income for fiscal 2019 was $1.2 million.

Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

The asset allocation for our pension plans at December 28, 2019 and December 29, 2018, and the target allocation for fiscal 2019, by asset category, follows:

		Percentage of Plan
		Assets at Year End
	Target	December 28,	December 29,
Asset Category	Allocation	2019	2018
Equity securities	70%	65%	65%
Fixed income securities	30%	31%	31%
Other	—%	4%	4%
Total	100%	100%	100%

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

The fair values of our pension plan assets at December 28, 2019 and December 29, 2018, utilizing the fair value hierarchy discussed in Note 8, “Fair Value Measurements” follow (in thousands):

	December 28, 2019		December 29, 2018
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$5,487	$—	$4,235	$—
Equity securities:
U.S. mutual funds	57,390	—	43,645	—
Foreign mutual funds	13,048	—	14,678	—
U.S. common stocks	19,284	—	19,031	—
Foreign common stocks	1,442	—	511	—
Fixed income securities:
U.S. mutual funds	42,638	—	37,606	—
Total fair value of pension plan assets	$139,289	$—	$119,706	$—

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $19.3 million of U.S. common stocks in the investment portfolio at December 28, 2019, $7.2 million was invested in B&G Foods’ common stock. Of the $19.0 million of U.S. common stocks in the investment portfolio at December 29, 2018, $11.5 million was invested in B&G Foods’ common stock.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

As of December 28, 2019, pension plan benefit payments were expected to be as follows (in thousands):

Pension Plan Benefit Payments
Fiscal year:
2020	$4,219
2021	4,628
2022	5,152
2023	5,552
2024	6,046
2025 to 2029	$39,044

We expect to make $4.0 million of contributions to our company-sponsored defined benefit pension plans during fiscal 2020.

We also sponsor defined contribution plans covering substantially all of our employees. Employees may contribute to these plans and these contributions are matched by us at varying amounts. Contributions for the matching component of these plans amounted to $1.9 million, $1.7 million and $1.6 million for fiscal 2019, 2018 and 2017, respectively.

During the second quarter of 2018, our defined benefit pension plans purchased 227,667 shares of our company’s common stock at an average price per share (excluding fees and commissions) of $28.27, or $6.4 million in the aggregate.

Multi-Employer Defined Benefit Pension Plan. We also contribute to the Bakery and Confectionery Union and Industry International Pension Fund (EIN 52-6118572, Plan No. 001), a multi-employer defined benefit pension plan, sponsored by the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (BCTGM) on behalf of certain employees at our Portland, Maine facility. The plan provides multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated BCTGM local unions.

We were notified that for the plan year beginning January 1, 2012, the plan was in critical status and classified in the Red Zone, and for the plan year beginning January 1, 2018, the plan was in critical and declining status. As of the date of the accompanying audited consolidated financial statements, the plan remains in critical and declining status. The law requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation. The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement. During the second quarter of 2015, we agreed to a collective bargaining agreement that, among other things, implements a rehabilitation plan. As a result, our contributions to the plan are expected to increase by at least 5.0% per year, assuming consistent hours are worked.

B&G Foods made contributions to the plan of $0.9 million, $0.8 million and $0.9 million in fiscal 2019, 2018 and 2017, respectively. In fiscal 2019 we paid less than $0.3 million in surcharges and in each of fiscal 2018 and 2017, we paid less than $0.1 million in surcharges. In fiscal 2020 we expect to make $0.9 million of contributions and we expect to pay surcharges of less than $0.3 million in assuming consistent hours are worked. These contributions represented less than five percent of total contributions made to the plan.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

(13)	Leases

Operating Leases. We adopted Accounting Standards Codification (ASC) Topic 842 at the beginning of the first quarter of 2019 and recognized an operating right-of-use (ROU) asset of $39.6 million and operating lease liabilities of $42.6 million at inception. As a result of the Clabber Girl acquisition, we recognized $7.9 million of operating lease right-of-use assets and $8.3 million of lease liabilities as of the date of acquisition on May 15, 2019. Operating leases are included in the accompanying consolidated balance sheet in the following line items as of December 28, 2019:

December 28,
2019
Right-of-use assets:
Operating lease right-of-use assets	$38,698

Operating lease liabilities:
Current portion of operating lease liabilities	$9,813
Long-term operating lease liabilities, net of current portion	31,997
Total operating lease liabilities	$41,810

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

Supplemental information related to leases:

Fiscal 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$11,670

The components of lease costs were as follows:
Cost of goods sold	$3,508
Selling, general and administrative expenses	7,888
Total lease costs	$11,396

Total rent expense was $13.4 million, including the operating lease costs of $11.4 million stated above, for fiscal 2019. Total rent expense was $13.1 million and $12.4 million for fiscal 2018 and 2017, respectively.

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

The following table shows the lease term and discount rate for our ROU assets as of December 28, 2019:

December 28,
2019
Weighted average remaining lease term (years)	5.4
Weighted average discount rate	4.07%

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

As of December 28, 2019, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2020	$11,295
2021	10,455
2022	5,771
2023	5,652
2024	5,026
Thereafter	8,513
Total undiscounted future minimum lease payments	46,712
Less: Imputed interest	(4,902)
Total present value of future operating lease liabilities	$41,810

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease standard (Topic 840), as of December 29, 2018, future minimum lease payments under non-cancelable operating leases in effect at year-end (with initial or remaining lease terms in excess of one year) for the periods set forth below were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2019	$12,298
2020	10,953
2021	8,991
2022	4,733
2023	4,784
Thereafter	8,445
Total undiscounted future minimum lease payments	$50,204

(14)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2019, 2018 or 2017 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

Collective Bargaining Agreements. As of December 28, 2019, 1,813 of our 2,899 employees, or approximately 62.5%, were covered by collective bargaining agreements. The collective bargaining agreement covering employees at our Brooklyn, New York facility, which covers approximately 55 employees, expired on December 31, 2019. During January 2020, we reached an agreement in principle with the United Food and Commercial Workers Union, Local No. 342, to extend the collective bargaining agreement for an additional four-year period ending December 21, 2024. The new agreement has been ratified by the union employees at our Brooklyn facility.

Three of our collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering our Terre Haute facility, which covers approximately 100 employees, is scheduled to expire on March 27, 2020; the collective bargaining agreement covering our Roseland facility, which covers approximately 50 employees, is scheduled to expire on March 31, 2020; and the collective bargaining agreement covering our Ankeny facility, which covers approximately 275 employees, is scheduled to expire on April 5, 2020.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Terre Haute, Roseland and Ankeny facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Annual Bonus Plan. Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company’s attainment of pre-set annual financial objectives and individual performance. Awards are normally paid in cash in a lump sum following the close of each plan year. At December 28, 2019, accrued expenses in the accompanying consolidated balance sheet includes an accrual for the annual bonus of $5.2 million. Threshold performance objectives were not attained for fiscal 2018 and therefore accrued expenses in the accompanying consolidated balance sheet did not include an accrual for the annual bonus plan at December 29, 2018.

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

The Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. The total number of shares available for issuance under the Omnibus Plan is 4,500,000, of which 2,130,680 were available for future issuance as of December 28, 2019. Some of those shares are subject to outstanding performance share LTIAs and stock options as described in the table below.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

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

The following table details the activity in our performance share LTIAs for fiscal 2019:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2019	509,317	$27.30
Granted	382,574	$18.88
Vested	(102,893)	$29.04
Forfeited	(127,693)	$26.19
End of fiscal 2019	661,305	$22.37
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

Stock Options.

The following table details our stock option activity for fiscal 2019 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2019	1,194,105	$31.40
Granted	40,938	$22.68
Exercised	—	$—
Forfeited	(120,114)	$30.27
Cancelled	(4,717)	$30.49
Outstanding at end of fiscal 2019	1,110,212	$31.20	6.42	$—
Exercisable at end of fiscal 2019	815,442	$31.94	5.80	$—

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during fiscal 2019 and fiscal 2018 were as follows:

	Fiscal 2019	Fiscal 2018
Weighted average grant date fair value	$2.44	$3.74
Expected volatility	31.3%	30.6% - 31.7%
Expected term	5.5 years	5.5 - 6.5 years
Risk-free interest rate	1.9%	2.6% - 2.8%
Dividend yield	8.4%	6.7% - 8.1%

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

The following table details the number of shares of common stock issued by our company during fiscal 2019, 2018 and 2017 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share-based compensation:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Number of performance shares vested	102,893	150,255	110,528
Shares withheld to fund statutory minimum tax withholding	(36,965)	(57,298)	(42,368)
Shares of common stock issued for performance share LTIAs	65,928	92,957	68,160
Shares of common stock issued upon the exercise of stock options	—	1,787	4,011
Shares of common stock issued to non-employee directors for annual equity grants	45,848	35,039	20,559
Shares of restricted common stock issued to employees	32,059	—	—
Total shares of common stock issued	143,835	129,783	92,730

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants, restricted stock and other share-based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2019	Fiscal 2018	Fiscal 2017
Compensation expense included in cost of goods sold	$307	$1,236	$1,203
Compensation expense included in selling, general and administrative expenses	2,287	1,789	3,412
Total compensation expense for share-based payments	$2,594	$3,025	$4,615

During fiscal 2019, we extended the time period for two non-employee directors to exercise 48,727 vested options under existing option agreements following retirement, disability or death or any other separation from the board other than for cause from the existing 180 days and 90 days to the earlier of three years after the applicable separation date and the then current expiration date of the options. During fiscal 2019, we also extended the time period for 578,149 vested options and 31,384 unvested options held by three retired executive officers and one retiring executive officer from the existing 180 days to the earlier of three years after the applicable retirement date and the then current expiration date of the options. In connection with the option extensions, we recognized an additional $0.7 million of pre-tax share-based compensation expense in the second quarter of 2019, which is reflected in the table above.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

As of December 28, 2019, we currently do not have any unrecognized compensation expense related to performance share LTIAs, as threshold performance objectives were not attained for the 2017 to 2019 performance share LTIAs and are not expected to be attained for the 2018 to 2020 or the 2019 to 2021 performance share LTIAs.

As of December 28, 2019, there was $0.5 million of unrecognized compensation expense related to stock options, which is expected to be recognized during the upcoming fiscal year.

(16)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Brand(1):
Green Giant - frozen	$363,240	$372,696	$330,004
Spices & Seasonings(2)	249,374	255,965	259,196
Ortega	140,444	141,265	137,276
Green Giant - shelf stable(3)	124,706	107,476	120,541
Maple Grove Farms of Vermont	70,557	68,048	67,987
Back to Nature(4)	60,947	69,704	20,283
Cream of Wheat	59,893	62,520	60,833
Mrs. Dash	58,781	58,676	59,816
Clabber Girl(5)	53,638	—	—
Pirate Brands(6)	—	74,853	87,705
All other brands	478,834	489,561	502,746
Total	$1,660,414	$1,700,764	$1,646,387
(1)	Table includes net sales for each of our brands whose fiscal 2019 or fiscal 2018 net sales equaled or exceeded 3% of our total fiscal 2019 or total fiscal 2018 net sales and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Mrs. Dash and our other legacy spices & seasonings brands.
(3)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(4)	We completed the Back to Nature acquisition on October 2, 2017. See Note 3, “Acquisitions and Divestitures.”
(5)	We completed the Clabber Girl acquisition on May 15, 2019. See Note 3, “Acquisitions and Divestitures.”
(6)	We completed the Pirate Brands sale on October 17, 2018. See Note 3, “Acquisitions and Divestitures.”

(17)	Workforce Reduction and Retirement Expenses

Workforce Reduction Expenses. During fiscal 2019, we implemented a reduction in workforce. During fiscal 2019, we recorded charges of $2.4 million related to the workforce reduction. Substantially all of these charges have resulted or will result in cash payments, $1.5 million of which were made during fiscal 2019 and approximately $0.9 million of which will continue through 2020.

Retirement Expenses. As previously disclosed, we entered into retirement agreements with two of our executive vice presidents during the first quarter of 2019. The retirement and other benefits payable under the agreements are included in the estimated charges set forth above.

There were no workforce reduction or retirement expenses during fiscal 2017 or 2018.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

(18)	Quarterly Financial Data (unaudited)

The following table shows a summary of our quarterly financial information for each of the four quarters of 2019 and 2018:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, expect per share data)
Net sales
2019	$412,734	$371,197	$406,311	$470,172
2018	$431,729	$388,378	$422,602	$458,055
Gross profit
2019	$88,079	$91,867	$108,781	$94,397
2018	$103,356	$81,173	$115,039	$49,932
Net income
2019	$16,791	$18,251	$31,088	$10,259
2018	$20,547	$7,976	$31,988	$111,924
Basic earnings per share(1)
2019	$0.26	$0.28	$0.48	$0.16
2018	$0.31	$0.12	$0.49	$1.70
Diluted earnings per share(1)
2019	$0.26	$0.28	$0.48	$0.16
2018	$0.31	$0.12	$0.48	$1.70
Cash dividends declared per share
2019	$0.475	$0.475	$0.475	$0.475
2018	$0.465	$0.475	$0.475	$0.475
(1)	Earnings per share were computed individually for each of the quarters presented using the weighted average number of shares outstanding during each quarterly period, while earnings per share for the full year were computed using the weighted average number of shares outstanding during the full year; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the full year.
(19)	Guarantor and Non-Guarantor Financial Information

As further discussed in Note 7, “Long-Term Debt,” our obligations under the 4.625% senior notes due 2021 were, and our obligations under the 5.25% senior notes due 2025 and the 5.25% senior notes due 2027 are, jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this note as the guarantor subsidiaries. Our foreign subsidiaries, which we refer to in this note as the non-guarantor subsidiaries, do not guarantee the 5.25% senior notes due 2025 or the 5.25% senior notes due 2027. We redeemed all of our 4.625% senior notes due 2021 on October 10, 2019. See Note 7, “Long-Term Debt.”

The following condensed consolidating financial information presents the condensed consolidating balance sheet as of December 28, 2019 and December 29, 2018, the related condensed consolidating statement of operations for the fiscal years ended December 28, 2019 and December 29, 2018, and the related condensed consolidating statement of cash flows for the fiscal years ended December 28, 2019 and December 29, 2018, for:

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

Condensed Consolidating Balance Sheet

As of December 28, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,955	$4,360	$—	$11,315
Trade accounts receivable, net	—	130,289	13,619	—	143,908
Inventories	—	399,935	72,252	—	472,187
Prepaid expenses and other current assets	—	18,393	7,056	—	25,449
Income tax receivable	—	8,311	623	—	8,934
Intercompany receivables	—	—	(12,609)	12,609	—
Total current assets	—	563,883	85,301	12,609	661,793

Property, plant and equipment, net	—	260,256	44,678	—	304,934
Operating lease right-of-use assets	—	38,632	66	—	38,698
Goodwill	—	596,391	—	—	596,391
Other intangible assets, net	—	1,615,126	—	—	1,615,126
Other assets	—	3,263	14	—	3,277
Deferred income taxes	—	—	7,371	—	7,371
Investments in subsidiaries	2,743,615	100,561	—	(2,844,176)	—
Total assets	$2,743,615	$3,178,112	$137,430	$(2,831,567)	$3,227,590

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$—	$100,488	$14,448	$—	$114,936
Accrued expenses	—	51,951	3,708	—	55,659
Current portion of operating lease liabilities	—	9,768	45	—	9,813
Current portion of long-term debt	5,625	—	—	—	5,625
Income tax payable	—	125	329	—	454
Dividends payable	30,421	—	—	—	30,421
Intercompany payables	—	(30,917)	18,308	12,609	—
Total current liabilities	36,046	131,415	36,838	12,609	216,908

Long-term debt	1,895,027	(20,869)	—	—	1,874,158
Deferred income taxes	—	254,339	—	—	254,339
Long-term operating lease liabilities, net of current portion	—	31,966	31	—	31,997
Other liabilities	—	37,646	—	—	37,646
Total liabilities	1,931,073	434,497	36,869	12,609	2,415,048

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	640	—	—	—	640
Additional paid-in capital	—	1,894,788	68,253	(1,963,041)	—
Accumulated other comprehensive loss	(31,894)	(31,894)	(7,133)	39,027	(31,894)
Retained earnings	843,796	880,721	39,441	(920,162)	843,796
Total stockholders’ equity	812,542	2,743,615	100,561	(2,844,176)	812,542
Total liabilities and stockholders’ equity	$2,743,615	$3,178,112	$137,430	$(2,831,567)	$3,227,590

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

Condensed Consolidating Balance Sheet

As of December 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,871	$1,777	$—	$11,648
Trade accounts receivable, net	—	140,464	11,243	—	151,707
Inventories	—	332,774	68,581	—	401,355
Prepaid expenses and other current assets	—	15,995	3,993		19,988
Income tax receivable	—	—	1,398	—	1,398
Total current assets	—	499,104	86,992	—	586,096

Property, plant and equipment, net	—	238,128	44,425	—	282,553
Goodwill	—	584,435	—	—	584,435
Other intangible assets, net	—	1,595,569	—	—	1,595,569
Other assets(1)	—	4,189	13	—	4,202
Deferred income taxes	—	—	4,940	—	4,940
Investments in subsidiaries	2,584,598	93,069	—	(2,677,667)	—
Total assets	$2,584,598	$3,014,494	$136,370	$(2,677,667)	$3,057,795

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$—	$115,946	$24,054	$—	$140,000
Accrued expenses	—	53,386	2,274	—	55,660
Income tax payable	—	31,247	377	—	31,624
Dividends payable	31,178	—	—	—	31,178
Intercompany payables	—	(16,581)	16,581	—	—
Total current liabilities	31,178	183,998	43,286	—	258,462

Long-term debt(1)	1,653,371	(14,494)	—	—	1,638,877
Deferred income taxes	—	235,902	—	—	235,902
Other liabilities	—	24,490	15	—	24,505
Total liabilities	1,684,549	429,896	43,301	—	2,157,746

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	656	—	—	—	656
Additional paid-in capital	116,339	1,803,769	68,253	(1,872,022)	116,339
Accumulated other comprehensive loss	(23,502)	(23,502)	(11,279)	34,781	(23,502)
Retained earnings	806,556	804,331	36,095	(840,426)	806,556
Total stockholders’ equity	900,049	2,584,598	93,069	(2,677,667)	900,049
Total liabilities and stockholders’ equity	$2,584,598	$3,014,494	$136,370	$(2,677,667)	$3,057,795
(1)	During fiscal 2019, we reclassified unamortized deferred debt financing costs of $3.0 million related to our revolving credit facility as of December 29, 2018 from a reduction in long-term debt to other assets in our condensed consolidating balance sheet.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

Condensed Consolidating Statements of Operations and Comprehensive Income

Fiscal Year Ended December 28, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,563,664	$203,650	$(106,900)	$1,660,414
Cost of goods sold	—	1,193,002	191,188	(106,900)	1,277,290
Gross profit	—	370,662	12,462	—	383,124

Operating expenses:
Selling, general and administrative expenses	—	152,865	7,880	—	160,745
Amortization expense	—	18,543	—	—	18,543
Operating income	—	199,254	4,582	—	203,836

Other income and expenses:
Interest expense, net	—	98,126	—	—	98,126
Loss on extinguishment of debt	—	1,177	—	—	1,177
Other income	—	(1,159)	—	—	(1,159)
Income before income tax expense	—	101,110	4,582	—	105,692
Income tax expense	—	28,068	1,235	—	29,303
Equity in earnings (loss) of subsidiaries	76,389	3,347	—	(79,736)	—
Net income (loss)	$76,389	$76,389	$3,347	$(79,736)	$76,389
Comprehensive income (loss)	$67,997	$88,926	$7,492	$(96,418)	$67,997

Condensed Consolidating Statements of Operations and Comprehensive Income

Fiscal Year Ended December 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,609,650	$195,593	$(104,479)	$1,700,764
Cost of goods sold	—	1,272,381	183,362	(104,479)	1,351,264
Gross profit	—	337,269	12,231	—	349,500

Operating expenses:
Selling, general and administrative expenses	—	160,392	6,997	—	167,389
Amortization expense	—	18,343	—	—	18,343
Gain on sale of assets	—	(176,386)	—	—	(176,386)
Operating income	—	334,920	5,234	—	340,154

Other income and expenses:
Interest expense, net	—	108,334	—	—	108,334
Loss on extinguishment of debt	—	13,135	—	—	13,135
Other income	—	(3,592)	—	—	(3,592)
Income before income tax expense	—	217,043	5,234	—	222,277
Income tax expense	—	49,419	423	—	49,842
Equity in earnings (loss) of subsidiaries	172,435	4,811	—	(177,246)	—
Net income (loss)	$172,435	$172,435	$4,811	$(177,246)	$172,435
Comprehensive income (loss)	$169,689	$171,674	$1,304	$(172,978)	$169,689

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 28, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$54,269	$(7,765)	$—	$46,504

Cash flows from investing activities:
Capital expenditures	—	(38,134)	(4,221)	—	(42,355)
Proceeds from sale of assets	—	—	46	—	46
Payments for acquisition of businesses, net of cash acquired	—	(82,430)	—	—	(82,430)
Net cash used in investing activities	—	(120,564)	(4,175)	—	(124,739)

Cash flows from financing activities:
Repayments of long-term debt	(700,000)	—	—	—	(700,000)
Proceeds from issuance of long-term debt	1,000,000	—	—	—	1,000,000
Repayments of borrowings under revolving credit facility	(645,000)	—	—	—	(645,000)
Borrowings under revolving credit facility	595,000	—	—	—	595,000
Proceeds from issuance of common stock, net	—	—	—	—	—
Dividends paid	(123,669)	—	—	—	(123,669)
Payments for the repurchase of common stock, net	(34,713)	—	—	—	(34,713)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(905)	—	—	(905)
Payments of debt financing costs	—	(13,000)	—	—	(13,000)
Intercompany transactions	(91,618)	77,284	14,334	—	—
Net cash provided by financing activities	—	63,379	14,334	—	77,713
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	189	—	189
Net (decrease) increase in cash and cash equivalents	—	(2,916)	2,583	—	(333)
Cash and cash equivalents at beginning of year	—	9,871	1,777	—	11,648
Cash and cash equivalents at end of year	$—	$6,955	$4,360	$—	$11,315

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended December 29, 2018

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$197,094	$12,362	$—	$209,456

Cash flows from investing activities:
Capital expenditures	—	(34,503)	(7,124)	—	(41,627)
Proceeds from sale of assets	—	420,002	—	—	420,002
Payments for acquisition of businesses, net of cash acquired	—	(30,787)	—	—	(30,787)
Net cash provided by (used in) investing activities	—	354,712	(7,124)	—	347,588

Cash flows from financing activities:
Repayments of long-term debt	(650,110)	—	—	—	(650,110)
Repayments of borrowings under revolving credit facility	(170,000)	—	—	—	(170,000)
Borrowings under revolving credit facility	220,000	—	—	—	220,000
Proceeds from issuance of common stock, net	60	—	—	—	60
Dividends paid	(124,524)	—	—	—	(124,524)
Payments for the repurchase of common stock, net	(26,920)	—	—	—	(26,920)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(1,833)	—	—	(1,833)
Intercompany transactions	751,494	(744,918)	(6,576)	—	—
Net cash used in financing activities	—	(746,751)	(6,576)	—	(753,327)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	1,425	—	1,425
Net (decrease) increase in cash and cash equivalents	—	(194,945)	87	—	(194,858)
Cash and cash equivalents at beginning of year	—	204,816	1,690	—	206,506
Cash and cash equivalents at end of year	$—	$9,871	$1,777	$—	$11,648

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2019, December 29, 2018 and December 30, 2017

(20)Subsequent Event

Farmwise Acquisition. On February 19, 2020, we acquired Farmwise LLC, maker of Farmwise Veggie Fries®, Farmwise Veggie Tots® and Farmwise Veggie Rings®. We funded the acquisition with cash on hand.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to
	beginning of	costs and	other accounts—	Deductions—		Balance at
Description	year	expenses	describe	describe		end of year
Fiscal year ended December 30, 2017:
Allowance for doubtful accounts and discounts	$1,719	$378	—	$273	(a)	$1,824
Fiscal year ended December 29, 2018:
Allowance for doubtful accounts and discounts	$1,824	$65	—	$38	(a)	$1,851
Fiscal year ended December 28, 2019:
Allowance for doubtful accounts and discounts	$1,851	$219	—	$276	(a)	$1,794
(a)	Represents bad-debt write-offs.

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

Based on our evaluation under the framework of Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at December 28, 2019. The effectiveness of our internal control over financial reporting as of December 28, 2019 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

We completed the Clabber Girl acquisition on May 15, 2019 and we have excluded the Clabber Girl business from our evaluation of internal control over financial reporting as of December 28, 2019 because we acquired the business during 2019. The total assets and total net sales of the Clabber Girl business represent approximately 2.9% and 3.2%, respectively, of the related consolidated financial statement amounts as of and for fiscal 2019.

Changes in Internal Control over Financial Reporting.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change in our internal control over financial reporting occurred during the last quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change in our internal control over financial reporting during the last quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2017. Since then, we have been planning for and working on the transition of the remainder of our business to that new ERP system. Implementation, integration and transition efforts for the remainder of our business (other than our Mexican operations) continued during fiscal 2019 and was substantially completed during the second quarter of 2019. We plan to implement additional modules to the ERP system during fiscal 2020 and we plan to transition our Mexican operations to the new ERP system by the end of 2021. In connection with the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation, integration and transition. To date, the implementation, integration and transition have not materially affected and, upon completion we do not expect the implementation, integration and transition to have any material effect on, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Corporate Governance,” “Proposal 1—Election of Directors,” “Our Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement to be filed on or before April 27, 2020, relating to the 2020 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” included in our definitive proxy statement to be filed on or before April 27, 2020, relating to the 2020 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 28, 2019, relating to the Omnibus Incentive Compensation Plan, which was approved by our stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
	warrants and rights		warrants and rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,663,826	(1)	$31.20	(2)	466,854	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,663,826	(1)	$31.20	(2)	466,854	(1)
(1)	Includes 1,110,212 stock options and 553,614 performance share LTIAs (for the 2017 to 2019, 2018 to 2020 and 2019 to 2021 performance periods) outstanding as of December 28, 2019, under the Omnibus Incentive Compensation Plan. The performance share LTIAs include the maximum number of shares (i.e., 200% of the target number of shares) of common stock that, as of December 28, 2019, may be issued under the Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance-based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan. Excludes 107,691 shares of common stock that could have been issued under the Omnibus Incentive Compensation Plan in respect of performance share LTIAs for the 2017 to 2019 performance period because the performance goals for the 2017 to 2019 performance period were not satisfied.
(2)	Reflects the weighted average exercise price of 1,110,212 stock options outstanding under the Omnibus Incentive Compensation Plan. The 553,614 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

The remaining information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before April 27, 2020 relating to the 2020 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement to be filed on or before April 27, 2020, relating to the 2020 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm Fees” included in our definitive proxy statement to be filed on or before April 27, 2020, relating to the 2020 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

HIDDEN_ROW
EXHIBIT NO.	DESCRIPTION

2.1

Asset Purchase Agreement, dated as of September 12, 2018, among B&G Foods, Inc., B&G Foods North America, Inc., Pirate Brands, LLC and The Hershey Company (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8‑K filed on September 13, 2018, and incorporated by reference herein)

3.1

Second Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)

3.2

Bylaws of B&G Foods, Inc., as amended and restated through February 27, 2013 (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8-K filed on March 4, 2013, and incorporated by reference herein)

4.1	Description of the securities of B&G Foods, Inc. registered pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Form of stock certificate for common stock (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)

4.3

Indenture, dated as of June 4, 2013, between B&G Foods, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on June 4, 2013, and incorporated by reference herein)

4.4

Seventh Supplemental Indenture, dated as of April 3, 2017, among B&G Foods, Inc., the Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.25% senior notes due 2025 (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed April 4, 2017, and incorporated by reference herein)

4.5	Form of 5.25% Senior Note due 2025 (Filed as Exhibit 4.2 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2019, and incorporated by reference herein)

4.6

Tenth Supplemental Indenture, dated as of September 26, 2019, among B&G Foods, Inc., the Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.25% senior notes due 2027 (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2019, and incorporated by reference herein)

4.7	Form of 5.25% Senior Note due 2027 (Filed as Exhibit 4.2 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2019, and incorporated by reference herein)

10.1

Third Amendment to Credit Agreement, dated as of October 10, 2019, to the Amended and Restated Credit Agreement, dated as of October 2, 2015, among B&G Foods, Inc., as borrower, the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent for the lenders and as collateral agent for the secured parties (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on October 11, 2019, and incorporated by reference herein)

10.2

Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., B&G Foods North America, Inc., B&G Foods Snacks, Inc., BCCK Holdings, Inc., Bear Creek Country Kitchens, LLC, Pirate Brands, LLC, Rickland Orchards LLC, Specialty Brands of America, Inc. and William Underwood Company, and each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein)

10.3

Second Amended and Restated Employment Agreement, dated as of December 11, 2014, between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on December 16, 2014, and incorporated by reference herein)

HIDDEN_ROW
EXHIBIT NO.	DESCRIPTION
10.4

Amended and Restated Employment Agreement by and between Vanessa E. Maskal and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)

10.5

Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)

10.6

Employment Agreement, dated as of August 6, 2009, between William F. Herbes and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on August 10, 2009, and incorporated by reference herein)

10.7

Employment Agreement, dated as of January 4, 2016, between Eric H. Hart and B&G Foods, Inc. (filed as Exhibit 10.9 to B&G Foods’ Annual Report on Form 10-K filed on March 2, 2016, and incorporated by reference herein)

10.8

Employment Agreement, dated as of August 1, 2017, between Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods Quarterly Report on Form 10-Q filed on November 3, 2017, and incorporated herein by reference)

10.9

First Amendment to Employment Agreement, dated as of November 6, 2017, between, Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on November 7, 2017, and incorporated by reference herein)

10.10

Offer Letter, dated as of October 19, 2018, between Michael D. Adasczik and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8‑K filed on November 16, 2018, and incorporated by reference herein)

10.11

B&G Foods, Inc. Omnibus Incentive Compensation Plan, as amended and restated on May 23, 2017 (filed as Annex A to B&G Foods’ Definitive Proxy Statement on Schedule 14A, filed on April 6, 2017, and incorporated by reference herein)

10.12

Amended and Restated Employment Agreement, dated as of February 26, 2019, between Kenneth G. Romanzi and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on January 29, 2019 and amended on March 1, 2019, and incorporated by reference herein)

10.13

Consulting Agreement, dated as of February 26, 2019, between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.14

Retirement Agreement and General Release, dated as of February 26, 2019, between Vanessa E. Maskal and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.15

Employment Agreement, dated as of February 26, 2019, between Erich A. Fritz and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.16

Employment Agreement, dated as of February 26, 2019, between Jordan E. Greenberg and B&G Foods, Inc. (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

HIDDEN_ROW
EXHIBIT NO.	DESCRIPTION
10.17

Employment Agreement, dated as of February 26, 2019, between Ellen M. Schum and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.18

Retirement Agreement and General Release, dated as of March 18, 2019, between William F. Herbes and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on March 18, 2019, and incorporated by reference herein)

10.19

Form of B&G Foods, Inc. Performance Share Long-Term Incentive Award Agreement (Filed as Exhibit 10.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.20

Form of B&G Foods, Inc. Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.2 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.21

Form of B&G Foods, Inc. Non-Employee Director Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.3 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.22	Form of B&G Foods, Inc. Restricted Stock Award Agreement (Filed as Exhibit 10.4 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

21.1	Subsidiaries of B&G Foods, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer

101

The following financial information from B&G Foods’ Annual Report for the fiscal year ended December 28, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, formatted in iXBRL and contained in Exhibit 101

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 26, 2020	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha
Executive Vice President of Finance
and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stephen C. Sherrill	Chairman of the Board of Directors	February 26, 2020
Stephen C. Sherrill

/s/ Kenneth G. Romanzi	President, Chief Executive Officer and Director	February 26, 2020
Kenneth G. Romanzi	(Principal Executive Officer)

/s/ Bruce C. Wacha	Executive Vice President of Finance and Chief Financial Officer	February 26, 2020
Bruce C. Wacha	(Principal Financial Officer)

/s/ Michael D. Adasczik	Vice President of Finance and Chief Accounting Officer	February 26, 2020
Michael D. Adasczik	(Principal Accounting Officer)

/s/ DeAnn L. Brunts	Director	February 26, 2020
DeAnn L. Brunts

/s/ Charles F. Marcy	Director	February 26, 2020
Charles F. Marcy

/s/ Robert D. Mills	Director	February 26, 2020
Robert D. Mills

/s/ Dennis M. Mullen	Director	February 26, 2020
Dennis M. Mullen

/s/ Cheryl M. Palmer	Director	February 26, 2020
Cheryl M. Palmer

/s/ Alfred Poe	Director	February 26, 2020
Alfred Poe

/s/ David L. Wenner	Director	February 26, 2020
David L. Wenner