Form 10-Q
period 2020-03-28
B&G Foods, Inc.
filed 2020-05-06
CIK 1278027

As filed with the Securities and Exchange Commission on May 6, 2020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2020

or

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

As of May 1, 2020, the registrant had 64,117,429 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	the ultimate impact the COVID-19 pandemic will have on our business, which will depend on many factors, including, without limitation,
o	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption;
o	the duration of social distancing and stay-at-home mandates and whether a second or third wave of COVID-19 will affect the United States and the rest of North America; and
o	the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating habits;
●	our substantial leverage;
●	the effects of rising costs for our raw materials, packaging and ingredients;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions or our failure to realize anticipated revenue enhancements, cost savings or other synergies;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
●	future impairments of our goodwill and intangible assets;
●	our ability to successfully complete the implementation of additional modules and the integration and operation of a new enterprise resource planning (ERP) system;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;

- ii -

●	our sustainability initiatives and changes to environmental laws and regulations;
●	other factors that affect the food industry generally, including:
orecalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;
ocompetitors’ pricing practices and promotional spending levels;
ofluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and
othe risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and
●	other factors discussed elsewhere in this report and in our other public filings with the Securities and Exchange Commission (SEC), including under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on February 26, 2020, and Part, II, Item 1A, “Risk Factors,” in this report.

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

We caution that the foregoing list of important factors is not exclusive. There may be other factors that may cause our actual results to differ materially from the forward-looking statements in this report, including factors disclosed under the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties. We urge investors not to unduly rely on forward-looking statements contained in this report.

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 28,	December 28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$127,068	$11,315
Trade accounts receivable, net	200,563	143,908
Inventories	399,189	472,187
Prepaid expenses and other current assets	25,815	25,449
Income tax receivable	19,087	8,934
Total current assets	771,722	661,793

Property, plant and equipment, net of accumulated depreciation of $277,493 and $270,454 as of March 28, 2020 and December 28, 2019, respectively	289,640	304,934
Operating lease right-of-use assets, net	38,313	38,698
Goodwill	599,557	596,391
Other intangible assets, net	1,610,404	1,615,126
Other assets	3,191	3,277
Deferred income taxes	5,957	7,371
Total assets	$3,318,784	$3,227,590

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$102,629	$114,936
Accrued expenses	59,179	55,659
Current portion of operating lease liabilities	10,806	9,813
Current portion of long-term debt	4,500	5,625
Income tax payable	1,728	454
Dividends payable	30,457	30,421
Total current liabilities	209,299	216,908

Long-term debt	1,974,861	1,874,158
Deferred income taxes	268,854	254,339
Long-term operating lease liabilities, net of current portion	30,513	31,997
Other liabilities	38,970	37,646
Total liabilities	2,522,497	2,415,048
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 64,120,497 and 64,044,649 shares issued and outstanding as of March 28, 2020 and December 28, 2019, respectively	641	640
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(45,947)	(31,894)
Retained earnings	841,593	843,796
Total stockholders’ equity	796,287	812,542
Total liabilities and stockholders’ equity	$3,318,784	$3,227,590

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Net sales	$449,370	$412,734
Cost of goods sold	344,454	324,655
Gross profit	104,916	88,079

Operating expenses:
Selling, general and administrative expenses	39,973	38,297
Amortization expense	4,723	4,491
Operating income	60,220	45,291

Other income and expenses:
Interest expense, net	26,039	23,074
Other income	(453)	(258)
Income before income tax expense	34,634	22,475
Income tax expense	6,542	5,684
Net income	$28,092	$16,791

Weighted average shares outstanding:
Basic	64,047	65,587
Diluted	64,084	65,617

Earnings per share:
Basic	$0.44	$0.26
Diluted	$0.44	$0.26

Cash dividends declared per share	$0.475	$0.475

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Net income	$28,092	$16,791

Other comprehensive (loss) income:
Foreign currency translation adjustments	(14,349)	1,458
Amortization of unrecognized prior service cost and pension deferrals, net of tax	296	162
Other comprehensive (loss) income	(14,053)	1,620
Comprehensive income	$14,039	$18,411

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of March 28, 2020

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 28, 2019	64,044,649	$640	$—	$(31,894)	$843,796	$812,542
Foreign currency translation	—	—	—	(14,349)	—	(14,349)
Change in pension benefit (net of $104 of income taxes)	—	—	—	296	—	296
Net income	—	—	—	—	28,092	28,092
Share-based compensation	—	—	—	—	163	163
Issuance of common stock for share-based compensation	75,848	1	—	—	(1)	—
Repurchase of common stock	—	—	—	—	—	—
Dividends declared on common stock, $0.475 per share	—	—	—	—	(30,457)	(30,457)
Balance at March 28, 2020	64,120,497	$641	$—	$(45,947)	$841,593	$796,287

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of March 30, 2019

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Cash flows from operating activities:
Net income	$28,092	$16,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,534	13,863
Amortization of operating lease right-of-use assets	2,981	2,638
Amortization of deferred debt financing costs and bond discount/premium	898	873
Deferred income taxes	14,397	3,575
Write-off of property, plant, and equipment	2	1
Share-based compensation expense	423	580
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(57,759)	(10,807)
Inventories	66,812	27,320
Prepaid expenses and other current assets	(1,953)	(1,085)
Income tax receivable/payable	(8,523)	1,553
Other assets	(131)	70
Trade accounts payable	(8,405)	(14,444)
Accrued expenses	3,484	11,119
Other liabilities	1,726	(1,703)
Net cash provided by operating activities	57,578	50,344

Cash flows from investing activities:
Capital expenditures	(6,141)	(8,648)
Payments for acquisition of businesses, net of cash acquired	(3,419)	—
Net cash used in investing activities	(9,560)	(8,648)

Cash flows from financing activities:
Repayments of long-term debt	(1,125)	—
Repayments of borrowings under revolving credit facility	(60,000)	(40,000)
Borrowings under revolving credit facility	160,000	40,000
Dividends paid	(30,421)	(31,178)
Payments for repurchase of common stock, net	—	(10,000)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(905)
Net cash provided by (used in) financing activities	68,454	(42,083)

Effect of exchange rate fluctuations on cash and cash equivalents	(719)	23
Net increase (decrease) in cash and cash equivalents	115,753	(364)

Cash and cash equivalents at beginning of period	11,315	11,648
Cash and cash equivalents at end of period	$127,068	$11,284

Supplemental disclosures of cash flow information:
Cash interest payments	$19,760	$2,590
Cash income tax payments	$659	$564
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$30,457	$31,016
Accruals related to purchases of property, plant and equipment	$374	$139
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,132	$155

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, cookies and crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Back to Nature, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Dash, Davis, Devonsheer, Don Pepino, Durkee, Emeril’s, Farmwise, Grandma’s Molasses, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Red Devil, Regina, Rumford, Sa-són, Sclafani, SnackWell’s, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s. We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

(2)	Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. In a 53-week fiscal year our fourth fiscal quarter contains 14 weeks. Our fiscal year ending January 2, 2021 (fiscal 2020) contains 53 weeks and our fiscal year ended December 28, 2019 (fiscal 2019) contains 52 weeks. The first three quarters of fiscal 2020 and all quarters of fiscal 2019 contain 13 weeks, and the fourth quarter of fiscal 2020 contains 14 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended March 28, 2020 (first quarter of 2020) and March 30, 2019 (first quarter of 2019) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of March 28, 2020, and the results of our operations, comprehensive income and cash flows for the first quarter of 2020 and 2019. Our results of operations for the first quarter of 2020 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2019 filed with the SEC on February 26, 2020.

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

Newly Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) which modifies the measurement of expected credit losses of certain financial instruments. This ASU replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model and applies to all financial assets, including trade accounts receivables. The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. This guidance became effective during the first quarter of 2020. The adoption of the new standard did not have a material impact to our consolidated financial statements and related disclosures.

In January 2017, the FASB issued an amendment to the standards of goodwill impairment testing. The new guidance simplifies the test for goodwill impairment, by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance became effective during the first quarter of 2020. The adoption of this ASU did not have an impact to our consolidated financial statements.

Recently Issued Accounting Standards

In March 2020, the FASB issued a new ASU which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR. The update may be applied as of the beginning of the interim period that includes March 12, 2020 through December 31, 2022. We currently expect to adopt the standard during fiscal 2022. We are in the process of evaluating the impact of the adoption of this ASU. We use LIBOR to determine interest under our revolving credit facility and our tranche B term loans due 2026. However, we currently do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

becomes effective. We do not expect the adoption of this ASU to have an impact to our consolidated financial statements as this ASU only modifies disclosure requirements.

(3)	Acquisitions

Farmwise Acquisition

On February 19, 2020, we acquired Farmwise LLC, maker of Farmwise Veggie Fries, Farmwise Veggie Tots and Farmwise Veggie Rings. We refer to this acquisition as the “Farmwise acquisition.”

Clabber Girl Acquisition

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

The following table sets forth the preliminary allocation of the Clabber Girl acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. We anticipate completing the purchase price allocation during the second quarter of 2020.

Clabber Girl Acquisition (in thousands):

Preliminary Purchase Price Allocation:	May 15, 2019
Cash and cash equivalents	$2,202
Trade accounts receivable, net	5,627
Inventories	10,641
Prepaid expenses and other current assets	154
Income tax receivable	7
Property, plant and equipment, net	20,697
Operating lease right-of-use assets	7,841
Trademarks — indefinite-lived intangible assets	19,600
Customer relationships — finite-lived intangible assets	18,500
Trade accounts payable	(3,007)
Accrued expenses	(1,315)
Operating lease liabilities, current portion	(952)
Long-term operating lease liabilities, net of current portion	(7,319)
Goodwill	11,956
Total purchase price (paid in cash)	$84,632

Unaudited Pro Forma Summary of Operations

Neither the Farmwise acquisition nor the Clabber Girl acquisition were material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Inventories consist of the following, as of the dates indicated (in thousands):

	March 28, 2020	December 28, 2019
Raw materials and packaging	$61,407	$65,673
Work-in-process	72,894	111,866
Finished goods	264,888	294,648
Inventories	$399,189	$472,187

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	March 28, 2020			December 28, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$19,600	$4,735	$14,865	$19,600	$4,462	$15,138
Customer relationships	354,090	133,851	220,239	354,090	129,402	224,688
Total finite-lived intangible assets	$373,690	$138,586	$235,104	$373,690	$133,864	$239,826

Indefinite-Lived Intangible Assets
Goodwill	$599,557			$596,391
Trademarks	$1,375,300			$1,375,300

The increase in the carrying amount of goodwill is attributable to the Farmwise acquisition.

Amortization expense associated with finite-lived intangible assets was $4.7 million and $4.5 million for the first quarter of 2020 and 2019, respectively. We expect to recognize an additional $14.2 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2020, and thereafter $18.9 million of amortization expense in each of fiscal 2021 and 2022, $18.8 million in fiscal 2023 and $18.7 million in each of fiscal 2024 and 2025.

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	March 28, 2020	December 28, 2019
Revolving credit loans	$100,000	$—
Tranche B term loans due 2026	448,875	450,000
5.25% senior notes due 2025	900,000	900,000
5.25% senior notes due 2027	550,000	550,000
Unamortized deferred debt financing costs	(20,102)	(20,869)
Unamortized discount/premium	588	652
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	1,979,361	1,879,783
Current portion of long-term debt	(4,500)	(5,625)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium, and excluding current portion	$1,974,861	$1,874,158

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of March 28, 2020, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2020 remaining	$4,500
2021	4,500
2022	104,500
2023	4,500
2024	4,500
Thereafter	1,876,375
Total	$1,998,875

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

As of March 28, 2020, there was $100.0 million drawn on the revolving credit facility under our credit agreement and the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.6 million, was $598.4 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on November 21, 2022.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period on a pro forma basis) may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters. As of March 28, 2020, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

5.25% Senior Notes due 2025. On April 3, 2017, we issued $500.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public of 100% of their face value. On November 20, 2017, we issued an additional $400.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public 101% of their face value plus accrued interest from October 1, 2017. The notes issued in November 2017 were issued as additional notes under the same indenture as our 5.25% senior notes due 2025 that were issued in April 2017, and, as such, form a single series and trade interchangeably with the previously issued 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of March 28, 2020, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of March 28, 2020, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Accrued Interest. At March 28, 2020 and December 28, 2019, accrued interest of $26.8 million and $21.4 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of March 28, 2020 and December 28, 2019 were as follows (in thousands):

	March 28, 2020				December 28, 2019
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$100,000		$100,000	(1)	$—		$—
Tranche B term loans due 2026	446,766	(2)	402,089	(3)	447,820	(2)	451,179	(3)
5.25% senior notes due 2025	902,697	(4)	884,643	(3)	902,832	(4)	929,917	(3)
5.25% senior notes due 2027	$550,000		$530,750	(3)	$550,000		$550,000	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At March 28, 2020 and December 28, 2019, the face amount of the tranche B term loans was $448.9 million and $450.0 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying values of the 5.25% senior notes due 2025 include a premium. At March 28, 2020 and December 28, 2019, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the first quarter of 2020 or 2019.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the first quarter of 2020 and 2019 were as follows (in thousands):

	Thirteen Weeks Ended		Affected Line Item in
	March 28,	March 30,	the Statement Where
Details about AOCL Components	2020	2019	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	$400	$215	See (1) below
Accumulated other comprehensive loss before tax	400	215	Total before tax
Tax expense	(104)	(53)	Income tax expense
Total reclassification	$296	$162	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first quarter of 2020 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 28, 2019	$(24,761)	$(7,133)	$(31,894)
Other comprehensive income before reclassifications	—	(14,349)	(14,349)
Amounts reclassified from AOCL	296	—	296
Net current period other comprehensive income	296	(14,349)	(14,053)
Balance at March 28, 2020	$(24,465)	$(21,482)	$(45,947)

(9)Stock Repurchase Program

On March 11, 2020, our board of directors authorized an extension of our stock repurchase program from March 15, 2020 to March 15, 2021. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million.

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

During the first quarter of 2019, we repurchased and retired 407,022 shares of common stock at an average price per share, excluding fees and commissions, of $24.55, or $10.0 million in the aggregate. We did not repurchase any shares of our common stock during the first quarter of 2020. As of March 28, 2020, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of March 28, 2020, we had four company-sponsored defined benefit pension plans. The benefits are based on years of service and the employee’s compensation, as defined in the plans. Effective January 1, 2020, newly hired non-union employees are no longer eligible to participate in our

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the first quarter of 2020 and 2019 includes the following components (in thousands):

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Service cost—benefits earned during the period	$2,467	$1,937
Interest cost on projected benefit obligation	1,377	1,442
Expected return on plan assets	(2,229)	(1,914)
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized loss	400	215
Net periodic pension cost	$2,015	$1,680

During the first quarter of 2020 and 2019, we did not make any contributions to our company-sponsored defined benefit pension plans.

Multi-Employer Defined Benefit Pension Plan. We also contribute to the Bakery and Confectionery Union and Industry International Pension Fund (EIN 52-6118572, Plan No. 001), a multi-employer defined benefit pension plan, sponsored by the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (BCTGM) on behalf of certain employees at our Portland, Maine manufacturing facility. The plan provides multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated BCTGM local unions.

We were notified that for the plan year beginning January 1, 2012, the plan was in critical status and classified in the Red Zone, and for the plan year beginning January 1, 2018, the plan was in critical and declining status. As of the date of the accompanying unaudited consolidated interim financial statements, the plan remains in critical and declining status. The law requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation. The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement. During the second quarter of 2015, we agreed to a collective bargaining agreement that, among other things, implements a rehabilitation plan. As a result, our contributions to the plan are expected to increase by at least 5.0% per year, assuming consistent hours are worked.

B&G Foods made contributions to the multi-employer defined benefit pension plan of $0.2 million in each of the first quarter of 2020 and 2019. These contributions represented less than five percent of total contributions made to the plan.

(11)	Leases

Operating Leases. Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items:

	March 28,	December 28,
	2020	2019
Right-of-use assets:
Operating lease right-of-use assets, net	$38,313	$38,698

Operating lease liabilities:
Current portion of operating lease liabilities	$10,806	$9,813
Long-term operating lease liabilities, net of current portion	30,513	31,997
Total operating lease liabilities	$41,319	$41,810

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

Supplemental information related to leases:

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,087	$2,702

The components of lease costs were as follows:
Cost of goods sold	$1,004	$668
Selling, general and administrative expenses	1,977	1,970
Total lease costs	$2,981	$2,638

Total rent expense for the first quarter of 2020 was $3.5 million, including the operating lease costs of $3.0 million stated above. Total rent expense for the first quarter of 2019 was $3.2 million, including the operating lease costs of $2.6 million stated above.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

The following table shows the lease term and discount rate for our ROU assets:

	March 28,	March 30,
	2020	2019
Weighted average remaining lease term (years)	5.2	5.2
Weighted average discount rate	4.04%	4.05%

As of March 28, 2020, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2020 remaining	$9,199
2021	11,536
2022	5,890
2023	5,683
2024	5,058
Thereafter	8,516
Total undiscounted future minimum lease payments	45,882
Less: Imputed interest	(4,563)
Total present value of future operating lease liabilities	$41,319

(12)	Commitments and Contingencies

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

(Unaudited)

disposition of any currently pending claims or actions will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first quarter of 2020 or 2019 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of March 28, 2020, 1,671 of our 2,706 employees, or approximately 61.8%, were covered by collective bargaining agreements.

The collective bargaining agreement covering employees at our Brooklyn, New York facility, which covers approximately 55 employees, expired on December 31, 2019. As previously disclosed, we reached an agreement in principle with the United Food and Commercial Workers Union, Local No. 342 in January 2020 to extend the collective bargaining agreement for an additional four-year period ending December 21, 2024. The new agreement has been ratified by the union employees at our Brooklyn facility. The collective bargaining agreement covering employees at our Roseland, New Jersey facility, which covers approximately 50 employees, was scheduled to expire on March 31, 2020. During February 2020, we reached an agreement in principle with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863, to extend the collective bargaining agreement for an additional six-year period ending March 31, 2026. The new agreement has been ratified by the union employees at our Roseland facility.

As of March 28, 2020, one of our collective bargaining agreements has expired and two of our other collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering employees at our Ankeny, Iowa facility, which covers approximately 275 employees, expired on April 5, 2020. Prior to the expiration date, B&G Foods and the International Brotherhood of Teamsters, Local No. 238, agreed to temporarily postpone negotiations for a new collective bargaining agreement as a result of the COVID-19 pandemic and expect to resume neogiations during the second or third quarter of 2020. The collective bargaining agreement covering employees at our Terre Haute, Indiana facility, which covers approximately 95 employees and which had been scheduled to expire on March 27, 2020, was extended by B&G Foods and the Chauffeurs, Teamsters, Warehousemen and Helpers Union, Local No. 135, for an additional year in March 2020 and is now scheduled to expire on March 27, 2021. The collective bargaining agreement covering our Stoughton, Wisconsin facility, which covers approximately 170 employees, is scheduled to expire on March 27, 2021. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Ankeny, Terre Haute or Stoughton facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

Severance and Change of Control Agreements. We have employment agreements with each of our executive officers. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employee’s death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements). Severance benefits generally include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in the case of a change of control, accelerated vesting under compensation plans.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(13)	Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the first quarter of 2020 and 2019, there were 1,102,223 and 1,167,297, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Weighted average shares outstanding:
Basic	64,047,149	65,586,572
Net effect of potentially dilutive share-based compensation awards	37,075	30,583
Diluted	64,084,224	65,617,155

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 59.5% and 59.6% of consolidated net sales for the first quarter of 2020 and 2019, respectively. Other than Walmart, which accounted for approximately 25.6% and 24.8% of our consolidated net sales for the first quarter of 2020 and 2019, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2020 or 2019.

Our top ten customers accounted for approximately 62.7% and 62.3% of our consolidated trade accounts receivables as of March 28, 2020 and December 28, 2019, respectively. Walmart accounted for approximately 26.3% and 29.1% of our consolidated trade accounts receivables as of March 28, 2020 and December 28, 2019, respectively. Kroger accounted for approximately 10.3% and 7.8% of our consolidated trade accounts receivables as of March 28, 2020 and December 28, 2019, respectively. Other than Walmart and Kroger, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of March 28, 2020, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first quarter of 2020 and 2019, our sales to customers in foreign countries represented approximately 9.1% and 7.7%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)	Share-Based Payments

The following table details our stock option activity for the first quarter of fiscal 2020 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 28, 2019	1,110,212	$31.20	6.4	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(7,989)	$27.32
Cancelled	—	$—
Outstanding at March 28, 2020	1,102,223	$31.23	6.2	$—
Exercisable at March 28, 2020	884,897	$32.47	5.7	$—

No stock options were granted during the first quarter of 2020 or 2019.

The following table details the activity in our non-vested performance share long-term incentive awards (LTIAs) for the first quarter of 2020:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 28, 2019	661,305	$22.37
Granted	459,882	$10.83
Vested	—	$—
Forfeited	(133,900)	$32.85
Outstanding at March 28, 2020	987,287	$15.57
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the activity in our restricted stock for the first quarter of 2020:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 28, 2019	32,059	$24.33
Granted	75,848	$16.50
Vested	—	$—
Forfeited	—	$—
Outstanding at March 28, 2020	107,907	$18.83
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the number of shares of common stock issued by our company during the first quarter of 2020 and 2019 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based payments:

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Number of performance shares vested	—	102,893
Shares withheld to fund statutory minimum tax withholding	—	(36,965)
Shares of common stock issued for performance share LTIAs	—	65,928
Shares of restricted common stock issued to employees	75,848	—
Total shares of common stock issued	75,848	65,928

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share based payments) during the first quarter of 2020 and 2019 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
	March 28,	March 30,
Consolidated Statements of Operations Location	2020	2019
Compensation expense included in cost of goods sold	$17	$173
Compensation expense included in selling, general and administrative expenses	406	407
Total compensation expense for share-based payments	$423	$580

During the first quarter of 2020, we recognized an additional pre-tax share-based compensation expense of less than $0.1 million, which is reflected in the table above, relating to the extension of the post-retirement exercise period for 83,759 vested options held by an executive officer who retired in March 2020. As previously disclosed, the post-retirement exercise period was extended in accordance with the executive officer’s retirement agreement from 180 days after the retirement date to the earlier of three years after the retirement date and the then current expiration date of the options.

As of March 28, 2020, there was $2.1 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.8 years, $1.6 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.7 years, and $0.4 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 0.9 years.

(16)	Workforce Reduction and Retirement Expenses

Workforce Reduction Expenses. During fiscal 2019, we implemented a reduction in workforce and we recorded charges of $2.4 million ($1.6 million of which were recorded during the first quarter of 2019). Substantially all of these charges have resulted or will result in cash payments, of which $1.5 million were made during fiscal 2019 (including $0.9 million during the first quarter of 2019) and $0.2 million were made during the first quarter of 2020. Approximately $0.7 million of cash payments will be made during the remainder of fiscal 2020 and the first quarter of 2021.

Retirement Expenses. As previously disclosed, we entered into retirement agreements with two of our executive vice presidents during the first quarter of 2019. The retirement and other benefits payable under the agreements are included in the estimated charges set forth above.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(17)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Brand:(1)
Green Giant - frozen(2)	$108,376	$100,863
Spices & Seasonings(3)	51,795	63,226
Ortega	38,781	37,252
Green Giant - shelf-stable(4)	37,930	26,439
Cream of Wheat	18,926	17,410
Clabber Girl(5)	18,679	—
Maple Grove Farms of Vermont	18,441	17,897
Dash	14,499	15,208
Back to Nature	13,578	16,662
All other brands	128,365	117,777
Total	$449,370	$412,734
(1)	Table includes net sales for each of our brands whose net sales for the first quarter of 2020 or fiscal 2019 represent 3% or more of our total net sales for those periods, and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Includes net sales of the Farmwise brand. We completed the Farmwise acquisition on February 19, 2020. See Note 3, “Acquisitions.”
(3)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(4)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(5)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes. See Note 3, “Acquisitions.”

(18)	Guarantor and Non-Guarantor Financial Information

As further discussed in Note 6, “Long-Term Debt,” our obligations under the 4.625% senior notes due 2021 were, and our obligations under the 5.25% senior notes due 2025 and the 5.25% senior notes due 2027 are, jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this note as the guarantor subsidiaries. Our foreign subsidiaries, which we refer to in this note as the non-guarantor subsidiaries, do not guarantee the 5.25% senior notes due 2025 or the 5.25% senior notes due 2027. We redeemed all of our 4.625% senior notes due 2021 on October 10, 2019. See Note 6, “Long-Term Debt.”

The following unaudited condensed consolidating financial information presents the condensed consolidating balance sheet as of March 28, 2020 and December 28, 2019, the related condensed consolidating statement of operations for the thirteen weeks ended March 28, 2020 and March 30, 2019 and the related condensed consolidating statement of cash flows for the thirteen weeks ended March 28, 2020 and March 30, 2019 for:

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

Condensed Consolidating Balance Sheet

As of March 28, 2020

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$117,171	$9,897	$—	$127,068
Trade accounts receivable, net	—	179,540	21,023	—	200,563
Inventories, net	—	344,207	54,982	—	399,189
Prepaid expenses and other current assets	—	19,815	6,000	—	25,815
Income tax receivable	—	18,470	617	—	19,087
Intercompany receivables	—	26,209	—	(26,209)	—
Total current assets	—	705,412	92,519	(26,209)	771,722

Property, plant and equipment, net	—	253,910	35,730	—	289,640
Operating lease right-of-use assets, net	—	38,260	53	—	38,313
Goodwill	—	599,557	—	—	599,557
Other intangible assets, net	—	1,610,404	—	—	1,610,404
Other assets	—	3,090	101	—	3,191
Deferred income taxes	—	—	5,957	—	5,957
Investments in subsidiaries	2,826,207	91,550	—	(2,917,757)	—
Total assets	$2,826,207	$3,302,183	$134,360	$(2,943,966)	$3,318,784

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$—	$91,778	$10,851	$—	$102,629
Accrued expenses	—	55,218	3,961	—	59,179
Current portion of operating lease liabilities	—	10,763	43	—	10,806
Current portion of long-term debt	4,500	—	—	—	4,500
Income tax payable	—	—	1,728	—	1,728
Dividends payable	30,457	—	—	—	30,457
Intercompany payables	—	—	26,209	(26,209)	—
Total current liabilities	34,957	157,759	42,792	(26,209)	209,299

Long-term debt	1,994,963	(20,102)	—	—	1,974,861
Deferred income taxes	—	268,854	—	—	268,854
Long-term operating lease liabilities, net of current portion	—	30,495	18	—	30,513
Other liabilities	—	38,970	—	—	38,970
Total liabilities	2,029,920	475,976	42,810	(26,209)	2,522,497

Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	641	—	—	—	641
Additional paid-in capital	—	1,963,342	68,253	(2,031,595)	—
Accumulated other comprehensive loss	(45,947)	(45,948)	(21,484)	67,432	(45,947)
Retained earnings	841,593	908,813	44,781	(953,594)	841,593
Total stockholders’ equity	796,287	2,826,207	91,550	(2,917,757)	796,287
Total liabilities and stockholders’ equity	$2,826,207	$3,302,183	$134,360	$(2,943,966)	$3,318,784

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

As of December 28, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,955	$4,360	$—	$11,315
Trade accounts receivable, net	—	130,289	13,619	—	143,908
Inventories, net	—	399,935	72,252	—	472,187
Prepaid expenses and other current assets	—	18,393	7,056	—	25,449
Income tax receivable	—	8,311	623	—	8,934
Intercompany receivables	—	—	(12,609)	12,609	—
Total current assets	—	563,883	85,301	12,609	661,793

Property, plant and equipment, net	—	260,256	44,678	—	304,934
Operating lease right-of-use assets, net	—	38,632	66	—	38,698
Goodwill	—	596,391	—	—	596,391
Other intangible assets, net	—	1,615,126	—	—	1,615,126
Other assets	—	3,263	14	—	3,277
Deferred income taxes	—	—	7,371	—	7,371
Investments in subsidiaries	2,743,615	100,561	—	(2,844,176)	—
Total assets	$2,743,615	$3,178,112	$137,430	$(2,831,567)	$3,227,590

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$—	$100,488	$14,448	$—	$114,936
Accrued expenses	—	51,951	3,708	—	55,659
Current portion of operating lease liabilities		9,768	45	—	9,813
Current portion of long-term debt	5,625	—	—	—	5,625
Income tax payable	—	125	329	—	454
Dividends payable	30,421	—	—	—	30,421
Intercompany payables	—	(30,917)	18,308	12,609	—
Total current liabilities	36,046	131,415	36,838	12,609	216,908

Long-term debt	1,895,027	(20,869)	—	—	1,874,158
Deferred income taxes	—	254,339	—	—	254,339
Long-term operating lease liabilities, net of current portion	—	31,966	31	—	31,997
Other liabilities	—	37,646	—	—	37,646
Total liabilities	1,931,073	434,497	36,869	12,609	2,415,048

Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	640	—	—	—	640
Additional paid-in capital	—	1,894,788	68,253	(1,963,041)	—
Accumulated other comprehensive loss	(31,894)	(31,894)	(7,133)	39,027	(31,894)
Retained earnings	843,796	880,721	39,441	(920,162)	843,796
Total stockholders’ equity	812,542	2,743,615	100,561	(2,844,176)	812,542
Total liabilities and stockholders’ equity	$2,743,615	$3,178,112	$137,430	$(2,831,567)	$3,227,590

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended March 28, 2020

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$495,892	$59,499	$(106,021)	$449,370
Cost of goods sold	—	400,732	49,743	(106,021)	344,454
Gross profit	—	95,160	9,756	—	104,916

Operating expenses:
Selling, general and administrative expenses	—	37,940	2,033	—	39,973
Amortization expense	—	4,723	—	—	4,723
Operating income	—	52,497	7,723	—	60,220

Other income and expenses:
Interest expense, net	—	26,039	—	—	26,039
Other income	—	(453)	—	—	(453)
Income before income tax expense	—	26,911	7,723	—	34,634
Income tax expense	—	4,159	2,383	—	6,542
Equity in earnings of subsidiaries	28,092	5,340	—	(33,432)	—
Net income	$28,092	$28,092	$5,340	$(33,432)	$28,092
Comprehensive income (loss)	$14,039	$27,796	$(9,009)	$(18,787)	$14,039

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended March 30, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$390,167	$55,025	$(32,458)	$412,734
Cost of goods sold	—	306,300	50,813	(32,458)	324,655
Gross profit	—	83,867	4,212	—	88,079

Operating expenses:
Selling, general and administrative expenses	—	40,055	(1,758)	—	38,297
Amortization expense	—	4,491	—	—	4,491
Operating income	—	39,321	5,970	—	45,291

Other income and expenses:
Interest expense, net	—	23,074	—	—	23,074
Other income	—	(258)	—	—	(258)
Income before income tax expense	—	16,505	5,970	—	22,475
Income tax expense	—	5,772	(88)	—	5,684
Equity in earnings of subsidiaries	16,791	6,058	—	(22,849)	—
Net income	$16,791	$16,791	$6,058	$(22,849)	$16,791
Comprehensive income	$18,411	$16,629	$7,516	$(24,145)	$18,411

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended March 28, 2020

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$46,296	$11,282	$—	$57,578

Cash flows from investing activities:
Capital expenditures	—	(5,827)	(314)	—	(6,141)
Payments for acquisition of businesses, net of cash acquired	—	(3,419)	—	—	(3,419)
Net cash used in investing activities	—	(9,246)	(314)	—	(9,560)

Cash flows from financing activities:
Repayments of long-term debt	(1,125)	—	—	—	(1,125)
Repayments of borrowings under revolving credit facility	(60,000)	—	—	—	(60,000)
Borrowings under revolving credit facility	160,000	—	—	—	160,000
Dividends paid	(30,421)	—	—	—	(30,421)
Intercompany transactions	(68,454)	73,166	(4,712)	—	—
Net cash provided by (used in) financing activities	—	73,166	(4,712)	—	68,454
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(719)		(719)
Net increase in cash and cash equivalents	—	110,216	5,537	—	115,753
Cash and cash equivalents at beginning of period	—	6,955	4,360	—	11,315
Cash and cash equivalents at end of period	$—	$117,171	$9,897	$—	$127,068

Condensed Consolidating Statement of Cash Flows

Thirteen Weeks Ended March 30, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$43,330	$7,014	$—	$50,344

Cash flows from investing activities:
Capital expenditures	—	(7,802)	(846)	—	(8,648)
Net cash used in investing activities	—	(7,802)	(846)	—	(8,648)

Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(40,000)	—	—	—	(40,000)
Borrowings under revolving credit facility	40,000	—	—	—	40,000
Dividends paid	(31,178)	—	—	—	(31,178)
Payments for the repurchase of common stock, net	(10,000)	—	—	—	(10,000)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(905)	—	—	(905)
Intercompany transactions	41,178	(34,389)	(6,789)	—	—
Net cash used in financing activities	—	(35,294)	(6,789)	—	(42,083)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	23	—	23
Net increase (decrease) in cash and cash equivalents	—	234	(598)	—	(364)
Cash and cash equivalents at beginning of period	—	9,871	1,777	—	11,648
Cash and cash equivalents at end of period	$—	$10,105	$1,179	$—	$11,284

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended March 28, 2020 (first quarter of 2020) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2019 (fiscal 2019) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2020 (which we refer to as our 2019 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 50 brands into our company. Most recently, on February 19, 2020, we acquired Farmwise LLC, maker of Farmwise Veggie Fries, Farmwise Veggie Tots and Farmwise Veggie Rings. On May 15, 2019, we acquired the Clabber Girl Corporation, including the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes, from Hulman & Company. We refer to these acquisitions in this report as the “Farmwise acquisition” and the “Clabber Girl acquisition,” respectively, and unless the context requires otherwise, when we discuss the financial performance of Clabber Girl, we are discussing the financial performance of the entire Clabber Girl business and not just the Clabber Girl brand. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

We experienced moderate net cost increases for raw materials during the first quarter of 2020 and fiscal 2019 and anticipate higher raw materials cost increases for the remainder of fiscal 2020. We are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through the remainder of fiscal 2020.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first quarter of 2020 and 2019, our net sales to customers in foreign countries represented approximately 9.1% and 7.7%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Update Regarding Impact and Expected Future Impact of COVID-19 on Our Company

Business Impact. Consistent with B&G Foods’ core values, the health and safety of our employees and the quality and safety of our products are our highest priorities. We have implemented a wide range of precautionary measures at our manufacturing facilities and other work locations in response to COVID-19. We have also been working closely with our supply chain partners and our customers to ensure that we can continue to provide uninterrupted service. Thanks to the tremendous efforts of our employees, especially those throughout our supply chain, our ability to serve our customers has not, to date, been materially impacted.

We continue to monitor the latest guidance from the CDC, FDA and other federal, state and local authorities regarding COVID-19 and will continue to support our employees and our communities and do our part to keep our nation supplied with food during this difficult time.

Precautionary measures that we have taken to protect our employees, customers, suppliers and other business partners, and to maintain our ability to supply food products, include, among many others, the following:

●	the establishment of a COVID-19 task force consisting of our executives and other members of senior management;

●	social distancing and the required wearing of face masks at all manufacturing locations and the installation of plexiglass barriers at spots where line workers must work in close proximity;
●	enhanced sanitization procedures at all manufacturing and other work locations;
●	screening of all employees, including temperature checks, before entering manufacturing facilities;
●	quarantining for at least 14 days (with pay) of all employees who may have been exposed to COVID-19 or who are exhibiting any symptoms of COVID-19;
●	manufacturing plant shutdowns for sanitization upon any COVID-19 positive test;
●	the notification of manufacturing employees of any COVID-19 positive tests at their manufacturing location and the quarantining for at least 14 days (with pay) any employee who may have had contact with the employee who tested positive;
●	instituting a work from home policy for office workers until at least June 1, 2020; and
●	constant communication with our customers and supply chain partners.

We have also rewarded our dedicated employees at our manufacturing facilities by increasing wages for hourly employees by $2.00 per hour from March 30 through at least May 22 and providing supervisors and managers with bonuses of up to $500 per employee.

Financial Impact to Date. Due in part to general industry softness as well as reduced volumes resulting from our trade spend optimization efforts designed to reduce unprofitable trade spend during the non-holiday season, net sales in January and February 2020 were lower than in the prior year. However, we began to see a significant increase in net sales in the second half of March 2020 that more than offset the January and February declines as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home mandates. Increases in our net sales to supermarkets, mass merchants, warehouse clubs, wholesalers and e-commerce customers have more than offset declines at foodservice customers (for fiscal 2019, our net sales to foodservice customers represented approximately 13% of our overall net sales). This trend has continued in April, with our net sales in April 2020 increasing more than $70 million, or more than 60%, as compared to net sales in April 2019.

As reflected above, the pandemic has to date had a positive impact on our operating results and therefore our net cash provided by operating activities. However, out of an abundance of caution, we made a revolver draw of $100.0 million in mid-March 2020 under our $700.0 million revolving credit facility. As a result, we ended the first quarter of 2020 with cash and cash equivalents of $127.1 million. Net of letters of credit of $1.6 million, we have remaining available borrowing capacity under our revolving credit facility of $598.4 million. See “—Liquidity and Capital Resources—Debt” below.

Expectations and Risk Factors in Light of the COVID-19 Pandemic. As discussed above, increased customer and consumer demand resulting from the COVID-19 pandemic, social distancing and stay-at-home mandates has had a material positive impact on our company’s net sales and adjusted EBITDA in the second half of March 2020 through April 2020. At this time, however, our management is unable to fully estimate the impact the COVID-19 pandemic will have on our company’s second quarter, third quarter and full year fiscal 2020 results. The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home mandates and whether a second or third wave of COVID-19 will affect the United States and the rest of North America, our company’s ability to continue to operate our manufacturing facilities and maintain our supply chain without material disruption, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating habits. See Part II, Item 1A, “Risk Factors,” of this report for a discussion of certain of the challenges relating to the COVID-19 pandemic that could adversely affect our businesses.

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

In our 2019 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our unaudited consolidated interim financial statements. There have been no material changes to these policies from those disclosed in our 2019 Annual Report on Form 10-K.

U.S. Tax Act and U.S. CARES Act

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

The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 18.9% and 25.3% for the first quarter of 2020 and 2019, respectively.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act.” The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020. This modification increased the allowable interest expense deduction and resulted in a net operating loss (NOL) for the year 2019. We were able to carryback the NOL to the 2014 and 2015 tax years and generate a refund of previously paid income taxes at an approximate 35% federal tax rate. This resulted in a benefit related to tax rate differential of $2.3 million, recorded as a discrete item in the first quarter of 2020.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2020 and 2019 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	76.7%	78.7%
Gross profit	23.3%	21.3%

Operating expenses:
Selling, general and administrative expenses	8.9%	9.3%
Amortization expense	1.0%	1.0%
Operating income	13.4%	11.0%

Other income and expenses:
Interest expense, net	5.8%	5.7%
Other income	(0.1)%	(0.1)%
Income before income tax expense	7.7%	5.4%
Income tax expense	1.4%	1.3%
Net income	6.3%	4.1%

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

Base Business Net Sales. Base business net sales is a non-GAAP financial measure used by management to measure operating performance. We define base business net sales as our net sales excluding (1) the net sales of acquisitions until the net sales from such acquisitions are included in both comparable periods and (2) net sales of discontinued or divested brands. The portion of current period net sales attributable to recent acquisitions for which there is no corresponding period in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the first anniversary of the acquisition date. For discontinued or divested brands, the entire amount of net sales is excluded from each fiscal period being compared. We have included this financial measure because our management believes it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued or divested brands.

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

A reconciliation of base business net sales to net sales for the first quarter of 2020 and 2019 follows (in thousands):

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Net sales	$449,370	$412,734
Net sales from acquisitions(1)	(18,916)	—
Base business net sales	$430,454	$412,734
(1)	Includes net sales for Clabber Girl and Farmwise for the first quarter of 2020. Clabber Girl was acquired on May 15, 2019 and Farmwise was acquired on February 19, 2020.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the first quarter of 2020 and 2019 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Net income	$28,092	$16,791
Income tax expense	6,542	5,684
Interest expense, net	26,039	23,074
Depreciation and amortization	15,534	13,863
EBITDA	76,207	59,412
Acquisition/divestiture-related and non-recurring expenses(1)	4,483	3,696
Inventory reduction plan impact(2)	—	12,722
Adjusted EBITDA	80,690	75,830
Income tax expense	(6,542)	(5,684)
Interest expense, net	(26,039)	(23,074)
Acquisition/divestiture-related and non-recurring expenses(1)	(4,483)	(3,696)
Inventory reduction plan impact(2)	—	(12,722)
Write-off of property, plant and equipment	2	1
Deferred income taxes	14,397	3,575
Amortization of deferred debt financing costs and bond discount	898	873
Share-based compensation expense	423	580
Changes in assets and liabilities, net of effects of business combinations	(1,768)	14,661
Net cash provided by operating activities	$57,578	$50,344
(1)	Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2020 of $4.5 million primarily includes acquisition and integration expenses for the Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to a 2019 workforce reduction and certain other cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2019 of $3.7 million primarily includes transition expenses for the Pirate Brands sale and severance and other expenses primarily relating to a workforce reduction.
(2)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For the first quarter of 2019, inventory reduction plan impact of $12.7 million includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of our inventory reduction plan.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the first quarter of 2020 and 2019 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended
	March 28,	March 30,
	2020	2019
Net income	$28,092	$16,791
Acquisition/divestiture-related and non-recurring expenses, net of tax(1)	3,385	2,761
Inventory reduction plan impact, net of tax(2)	—	9,505
Tax benefit(3)	(2,258)	—
Adjusted net income	$29,219	$29,057
Adjusted diluted earnings per share	$0.46	$0.44
(1)	Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2020 primarily includes acquisition and integration expenses for the Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to a 2019 workforce reduction and certain other cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2019 primarily includes transition expenses for the Pirate Brands sale and severance and other expenses primarily relating to a workforce reduction.
(2)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For the first quarter of 2019, inventory reduction plan impact of $12.7 million (or $9.5 million net of taxes) includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of our inventory reduction plan.
(3)	The first quarter of 2020 includes a $2.3 million tax benefit associated with the U.S. CARES Act. See “— U.S. Tax Act and U.S. CARES Act” above.

First quarter of 2020 compared to the first quarter of 2019

Net Sales. Net sales for the first quarter of 2020 increased $36.7 million, or 8.9%, to $449.4 million from $412.7 million for the first quarter of 2019. The increase was attributable to the Clabber Girl acquisition and materially increased net sales in March (as compared to March 2019) resulting from increased demand for our products due to the COVID-19 pandemic. Net sales of Clabber Girl, which was acquired on May 15, 2019 and therefore not part of our first quarter of 2019 results, contributed $18.7 million to our net sales for the first quarter of 2020.

Base business net sales for the first quarter of 2020 increased $17.8 million, or 4.3%, to $430.5 million from $412.7 million for the first quarter of 2019. The increase in base business net sales reflected an increase in net pricing (inclusive of list price increases announced in 2019 and promotional trade spend optimization) of $9.2 million, or 2.2% of base business net sales, an increase in unit volume of $8.2 million and the positive impact of foreign currency of $0.4 million.

Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $22.2 million, or 16.3%, in the first quarter of 2020, as compared to the first quarter of 2019. Net sales of Green Giant shelf-stable (including Le Sueur) increased $15.0 million, or 42.3%, for the first quarter of 2020. Net sales of Green Giant frozen increased $7.2 million, or 7.2%, for the first quarter of 2020.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first quarter of 2020 or fiscal 2019 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the first quarter of 2020:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - shelf-stable(1)	$15.0	42.3%
Green Giant - frozen	7.2	7.2%
Cream of Wheat	1.5	8.7%
Ortega	1.5	4.1%
Maple Grove Farms of Vermont	0.5	3.0%
Spices & Seasonings(2)	(11.4)	(18.1)%
Back to Nature	(3.1)	(18.5)%
Dash	(0.7)	(4.7)%
All other brands	7.3	6.5%
Base business net sales increase	$17.8	4.3%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.

Gross Profit. Gross profit was $104.9 million for the first quarter of 2020, or 23.3% of net sales. Excluding the negative impact of $2.3 million of acquisition/divestiture-related and non-recurring expenses during the first quarter of 2020, our gross profit would have been $107.2 million, or 23.9% of net sales. Gross profit was $88.1 million for the first quarter of 2019, or 21.3% of net sales. Excluding the negative impact of $13.1 million of acquisition/divestiture-related and non-recurring expenses during the first quarter of 2019, which includes expenses relating to the non-cash accounting impact of our 2018 inventory reduction plan, our gross profit would have been $101.2 million, or 24.5% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, or 4.4%, to $40.0 million for the first quarter of 2020 from $38.3 million for the first quarter of 2019. The increase was composed of increases in selling expenses of $2.0 million and other general and administrative expenses of $1.7 million, partially offset by decreases in acquisition/divestiture-related and non-recurring expenses of $1.2 million, consumer marketing expenses of $0.5 million and warehousing expenses of $0.3 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.4 percentage points to 8.9% for the first quarter of 2020, compared to 9.3% for the first quarter of 2019.

Amortization Expense. Amortization expense increased $0.2 million to $4.7 million for the first quarter of 2020 from $4.5 million for the first quarter of 2019 due to the Clabber Girl acquisition completed in the second quarter of 2019.

Operating Income. As a result of the foregoing, operating income increased $14.9 million, or 33.0%, to $60.2 million for the first quarter of 2020 from $45.3 million for the first quarter of 2019. Operating income expressed as a percentage of net sales increased to 13.4% in the first quarter of 2020 from 11.0% the first quarter of 2019.

Net Interest Expense. Net interest expense increased $2.9 million, or 12.8%, to $26.0 million for the first quarter of 2020 from $23.1 million in the first quarter of 2019. The increase was primarily attributable to an increase in average long-term debt outstanding during the first quarter of 2020 as compared to the first quarter of 2019, primarily as a result of borrowings made during the last three quarters of fiscal 2019 primarily to fund the Clabber Girl acquisition, to pay cash taxes resulting from the 2018 gain on sale of Pirate Brands and to fund the repurchase of shares of our common stock as part of our stock repurchase program, and the $100.0 million revolver draw we made in March 2020. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in each of the first quarter of 2020 and 2019. Other income for the first quarter of 2020 and 2019 also includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $0.5 million and $0.3 million, respectively.

Income Tax Expense. Income tax expense increased $0.8 million to $6.5 million for the first quarter of 2020 from $5.7 million for the first quarter of 2019 due to higher taxable income, largely offset by a tax benefit. We recorded a $2.3 million tax benefit during the first quarter of 2020 resulting from the U.S. CARES Act, which increased the adjusted taxable income limitation from 30% to 50%. Our effective tax rate was 18.9% for the first quarter of 2020 and 25.3% for the first quarter of 2019. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $7.3 million to $57.6 million for the first quarter of 2020 from $50.3 million for the first quarter of 2019. The increase in net cash provided by operating activities was due to higher net income, primarily attributable to the positive impact of the Clabber Girl acquisition and the COVID-19 pandemic on our net sales and inventories, during the first quarter of 2020 compared to the first quarter of 2019.

Net Cash Used in Investing Activities. Net cash used in investing activities for the first quarter of 2020 increased $1.0 million to $9.6 million from $8.6 million for the first quarter of 2019. The increase was primarily attributable to the Farmwise acquisition, partially offset by lower capital expenditures during the first quarter of 2020 compared to the first quarter of 2019.

Net Cash Provided by (Used in) Financing Activities. Cash flows from financing activities for the first quarter of 2020 increased $110.6 million to $68.5 million net cash provided by financing activities as compared to $42.1 million net cash used in financing activities for the first quarter of 2019. The increase was primarily driven by net borrowings under our revolving credit facility of $100.0 million during the first quarter of 2020, as well as stock repurchases of $10.0 million during the first quarter of 2019 compared to no stock repurchases during the first quarter of 2020.

Cash Income Tax Payments. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2020 through 2035. If there is a change in U.S. federal tax policy that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments.

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

For the first quarter of 2020 and 2019, we had net cash provided by operating activities of $57.6 million and $50.3 million, respectively, and distributed as dividends $30.4 million and $31.2 million, respectively. Based upon our current dividend rate of $1.90 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2020 to be approximately $121.8 million.

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

We financed the Farmwise acquisition, completed in February 2020, with cash on hand and the Clabber Girl acquisition, completed in May 2019, with cash on hand and additional revolving loans under our existing credit facility. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

Debt

See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a description of our senior secured credit agreement, including our revolving credit facility and tranche B term loans; our 5.25% senior notes due 2025; and our 5.25% senior notes due 2027.

In light of the COVID-19 pandemic and out of an abundance of caution, we made a revolver draw of $100.0 million in mid-March 2020 under our $700.0 million revolving credit facility under our credit agreement. As a result, as of March 28, 2020, there was $100.0 million drawn on our revolving credit facility and the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.6 million, was $598.4 million.

Stock Repurchase Program

On March 11, 2020, our board of directors authorized an extension of our stock repurchase program from March 15, 2020 to March 15, 2021. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million.

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

During the first quarter of 2019, we repurchased and retired 407,022 shares of common stock at an average price per share, excluding fees and commissions, of $24.55, or $10.0 million in the aggregate. We did not repurchase any shares of our common stock during the first quarter of 2020. As of March 28, 2020, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

Future Capital Needs

On March 28, 2020, our total long-term debt of $1,974.9 million, net of our cash and cash equivalents of $127.1 million, was $1,847.8 million. Stockholders’ equity as of that date was $796.3 million.

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

We expect to make capital expenditures of approximately $40.0 million to $45.0 million in the aggregate during fiscal 2020, $6.5 million of which were made during the first quarter of 2020. Our projected capital expenditures for fiscal 2020 include, among other things, approximately $22.1 million for profit enhancing and asset sustainability projects, $11.1 million for productivity increases and cost saving initiatives and $8.1 million for information technology (hardware and software).

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

Off-balance Sheet Arrangements

As of March 28, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future purchase obligations, future operating lease obligations and future pension obligations. During the first quarter of 2020, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2019 Annual Report on Form 10-K, except as described in Note 6, “Long-term Debt” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At March 28, 2020, we had $1,450.0 million of fixed rate debt and $548.9 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at March 28, 2020, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $5.5 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of March 28, 2020 and December 28, 2019 were as follows (in thousands):

	March 28, 2020				December 28, 2019
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$100,000		$100,000	(1)	$—		$—
Tranche B term loans due 2026	446,766	(2)	402,089	(3)	447,820	(2)	451,179	(3)
5.25% senior notes due 2025	902,697	(4)	884,643	(3)	902,832	(4)	929,917	(3)
5.25% senior notes due 2027	$550,000		$530,750	(3)	$550,000		$550,000	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At March 28, 2020 and December 28, 2019, the face amount of the tranche B term loans was $448.9 million and $450.0 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying values of the 5.25% senior notes due 2025 include a premium. At March 28, 2020 and December 28, 2019, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 9.1% and 7.7% of our total net sales during the first quarter of 2020 and 2019, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2017. Since then, we have been planning for and working on the transition of the remainder of our business to that new ERP system. Implementation, integration and transition efforts for the remainder of our business (other than our Mexican operations) continued during fiscal 2019 and was substantially completed during the second quarter of 2019. We plan to implement additional modules to the ERP system during the remainder of fiscal 2020 and we plan to transition our Mexican operations to the new ERP system by the end of 2021. In connection with the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation, integration and transition. To date, the implementation, integration and transition have not materially affected and, upon completion we do not expect the implementation, integration and transition to have any material effect on, our internal control over financial reporting.

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

The information set forth under the heading “Legal Proceedings” in Note 12 to our unaudited consolidated interim financial statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2019 Annual Report on Form 10-K, except that we are supplementing those risk factors with the following risk factors relating to pandemics and disease outbreaks, including the COVID-19 pandemic:

Pandemics or disease outbreaks, such as the COVID-19 pandemic, may disrupt our business, including among other things, our supply chain, our manufacturing operations and customer and consumer demand for our products, and could have a material adverse impact on our business.

The ultimate impact that the recent COVID-19 outbreak or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain. To date we have seen increased customer and consumer demand for our products as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home mandates. Increases in net sales by our company to supermarkets, mass merchants, warehouse clubs, wholesalers and e-commerce customers have more than offset declines at foodservice customers. However, this increased customer and consumer demand may decrease in the coming months if and when the need for social distancing and stay-at-home mandates decreases, and we are unable to predict the nature and timing of when that impact may occur.

The spread of pandemics or disease outbreaks such as COVID-19 may also disrupt our third party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation providers. If a significant percentage of our workforce or the workforce of our third party business partners is unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic or any future pandemic or disease outbreak, our operations may be negatively impacted. Pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home mandates and whether a second or third wave of COVID-19 will affect the United States and the rest of North America, our ability and the ability of our suppliers to continue to operate our and their manufacturing facilities and maintain the supply chain without material disruption, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating habits. We cannot predict the duration or scope of the disruption. Therefore, the financial impact cannot be reasonably estimated at this time.

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2020	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)