Form 10-Q
period 2020-06-27
B&G Foods, Inc.
filed 2020-07-31
CIK 1278027

As filed with the Securities and Exchange Commission on July 31, 2020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2020

or

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

As of July 24, 2020, the registrant had 64,164,721 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	the ultimate impact the COVID-19 pandemic will have on our business, which will depend on many factors, including, without limitation,
o	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry;
o	the duration of social distancing and stay-at-home mandates and whether a second or third wave of COVID-19 will affect the United States and the rest of North America; and
o	the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating habits;
●	our substantial leverage;
●	the effects of rising costs for our raw materials, packaging and ingredients;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions or our failure to realize anticipated revenue enhancements, cost savings or other synergies;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act and the U.S. CARES Act;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
●	future impairments of our goodwill and intangible assets;
●	our ability to successfully complete the implementation of additional modules and the integration and operation of a new enterprise resource planning (ERP) system;

- ii -

●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	our sustainability initiatives and changes to environmental laws and regulations;
●	other factors that affect the food industry generally, including:
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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 27,	December 28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$181,200	$11,315
Trade accounts receivable, net	141,216	143,908
Inventories	356,803	472,187
Prepaid expenses and other current assets	34,434	25,449
Income tax receivable	4,196	8,934
Total current assets	717,849	661,793

Property, plant and equipment, net of accumulated depreciation of $288,282 and $270,454 as of June 27, 2020 and December 28, 2019, respectively	283,827	304,934
Operating lease right-of-use assets, net	35,925	38,698
Goodwill	598,860	596,391
Other intangible assets, net	1,606,164	1,615,126
Other assets	3,017	3,277
Deferred income taxes	6,180	7,371
Total assets	$3,251,822	$3,227,590

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$122,887	$114,936
Accrued expenses	58,780	55,659
Current portion of operating lease liabilities	10,946	9,813
Current portion of long-term debt	4,500	5,625
Income tax payable	2,297	454
Dividends payable	30,476	30,421
Total current liabilities	229,886	216,908

Long-term debt	1,874,442	1,874,158
Deferred income taxes	268,962	254,339
Long-term operating lease liabilities, net of current portion	28,003	31,997
Other liabilities	33,380	37,646
Total liabilities	2,434,673	2,415,048
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 64,160,453 and 64,044,649 shares issued and outstanding as of June 27, 2020 and December 28, 2019, respectively	642	640
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(44,057)	(31,894)
Retained earnings	860,564	843,796
Total stockholders’ equity	817,149	812,542
Total liabilities and stockholders’ equity	$3,251,822	$3,227,590

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net sales	$512,539	$371,197	$961,909	$783,931
Cost of goods sold	378,438	279,330	722,892	603,985
Gross profit	134,101	91,867	239,017	179,946

Operating expenses:
Selling, general and administrative expenses	44,347	39,856	84,320	78,153
Amortization expense	4,739	4,601	9,462	9,092
Operating income	85,015	47,410	145,235	92,701

Other income and expenses:
Interest expense, net	24,849	23,179	50,888	46,253
Other income	(701)	(525)	(1,154)	(783)
Income before income tax expense	60,867	24,756	95,501	47,231
Income tax expense	15,956	6,505	22,498	12,189
Net income	$44,911	$18,251	$73,003	$35,042

Weighted average shares outstanding:
Basic	64,130	65,341	64,088	65,464
Diluted	64,410	65,391	64,247	65,504

Earnings per share:
Basic	$0.70	$0.28	$1.14	$0.54
Diluted	$0.70	$0.28	$1.14	$0.53

Cash dividends declared per share	$0.475	$0.475	$0.950	$0.950

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net income	$44,911	$18,251	$73,003	$35,042

Other comprehensive (loss) income:
Foreign currency translation adjustments	1,671	1,543	(12,678)	3,001
Amortization of unrecognized prior service cost and pension deferrals, net of tax	219	163	515	325
Other comprehensive (loss) income	1,890	1,706	(12,163)	3,326
Comprehensive income	$46,801	$19,957	$60,840	$38,368

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of June 27, 2020

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 28, 2019	64,044,649	$640	$—	$(31,894)	$843,796	$812,542
Foreign currency translation	—	—	—	(14,349)	—	(14,349)
Change in pension benefit (net of $104 of income taxes)	—	—	—	296	—	296
Net income	—	—	—	—	28,092	28,092
Share-based compensation	—	—	—	—	163	163
Net issuance of common stock for share-based compensation	75,848	1	—	—	(1)	—
Dividends declared on common stock, $0.475 per share	—	—	—	—	(30,457)	(30,457)
Balance at March 28, 2020	64,120,497	$641	$—	$(45,947)	$841,593	$796,287
Foreign currency translation	—	—	—	1,671	—	1,671
Change in pension benefit (net of $77 of income taxes)	—	—	—	219	—	219
Net income	—	—	—	—	44,911	44,911
Share-based compensation	—	—	—	—	4,601	4,601
Net issuance of common stock for share-based compensation	39,956	1	—	—	(65)	(64)
Dividends declared on common stock, $0.475 per share	—	—	—	—	(30,476)	(30,476)
Balance at June 27, 2020	64,160,453	$642	$—	$(44,057)	$860,564	$817,149

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of June 29, 2019

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 29, 2018	65,638,701	$656	$116,339	$(23,502)	$806,556	$900,049
Foreign currency translation	—	—	—	1,458	—	1,458
Change in pension benefit (net of $53 of income taxes)	—	—	—	162	—	162
Net income	—	—	—	—	16,791	16,791
Share-based compensation	—	—	580	—	—	580
Net issuance of common stock for share-based compensation	65,928	1	(906)	—	—	(905)
Repurchase of common stock	(407,022)	(4)	(9,996)	—	—	(10,000)
Dividends declared on common stock, $0.475 per share	—	—	(31,016)	—	—	(31,016)
Balance at March 30, 2019	65,297,607	$653	$75,001	$(21,882)	$823,347	$877,119
Foreign currency translation	—	—	—	1,543	—	1,543
Change in pension benefit (net of $52 of income taxes)	—	—	—	163	—	163
Net income	—	—	—	—	18,251	18,251
Share-based compensation	—	—	2,336	—	—	2,336
Net issuance of common stock for share-based compensation	77,907	1	—	—	—	1
Dividends declared on common stock, $0.475 per share	—	—	(31,053)	—	—	(31,053)
Balance at June 29, 2019	65,375,514	$654	$46,284	$(20,176)	$841,598	$868,360

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 27,	June 29,
	2020	2019
Cash flows from operating activities:
Net income	$73,003	$35,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,919	28,420
Amortization of operating lease right-of-use assets	5,968	5,377
Amortization of deferred debt financing costs and bond discount/premium	1,799	1,745
Deferred income taxes	14,281	7,240
Net (gain)/loss on sales and disposals of property, plant, and equipment	(61)	13
Share-based compensation expense	4,244	1,964
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	1,751	21,246
Inventories	110,038	10,251
Prepaid expenses and other current assets	(9,667)	(5,035)
Income tax receivable/payable	6,930	(39,759)
Other assets	(150)	122
Trade accounts payable	10,903	(32,335)
Accrued expenses	(25)	(16,749)
Other liabilities	(3,567)	(696)
Net cash provided by operating activities	246,366	16,846

Cash flows from investing activities:
Capital expenditures	(10,016)	(18,148)
Proceeds from sale of property, plant and equipment	303	—
Payments for acquisition of businesses, net of cash acquired	(3,227)	(82,430)
Net cash used in investing activities	(12,940)	(100,578)

Cash flows from financing activities:
Repayments of long-term debt	(2,250)	—
Repayments of borrowings under revolving credit facility	(160,000)	(95,000)
Borrowings under revolving credit facility	160,000	260,000
Dividends paid	(60,878)	(62,194)
Payments for repurchase of common stock, net	—	(10,000)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(64)	(905)
Net cash (used in) provided by financing activities	(63,192)	91,901

Effect of exchange rate fluctuations on cash and cash equivalents	(349)	94
Net increase in cash and cash equivalents	169,885	8,263

Cash and cash equivalents at beginning of period	11,315	11,648
Cash and cash equivalents at end of period	$181,200	$19,911

Supplemental disclosures of cash flow information:
Cash interest payments	$49,008	$45,302
Cash income tax payments	$1,256	$44,710
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$30,476	$31,053
Accruals related to purchases of property, plant and equipment	$1,074	$2,142
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,457	$533

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended June 27, 2020 (second quarter and first two quarters of 2020) and June 29, 2019 (second quarter and first two quarters of 2019) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of June 27, 2020, and the results of our operations, comprehensive income, changes in stockholders equity and cash flows for the second quarter and first two quarters of 2020 and 2019. Our results of operations for the second quarter and first two quarters of 2020 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2019 filed with the SEC on February 26, 2020.

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

Recently Issued Accounting Standards

In March 2020, the SEC adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X, and affiliates whose securities collateralize securities registered or being registered in Rule 3-16 of Regulation S-X (SEC Release No. 33-10762). The amendments are effective January 4, 2021, with early adoption permitted. We currently expect to adopt the amendments to the disclosure requirements during the first quarter of 2021. We do not expect this amendment to have an impact on our consolidated financial statements as this amendment simplifies the financial disclosures required in our guarantor and non-guarantor financial information. The amendment replaces the requirement to present condensed consolidating financial statements, comprised of balance sheets and statements of operations, comprehensive income and cash flows for all periods presented, with summarized financial information of the guarantor only for the most recently completed fiscal year and any subsequent interim period.

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

The following table sets forth the allocation of the Clabber Girl acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition.

Clabber Girl Acquisition (in thousands):

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

Unaudited Pro Forma Summary of Operations

Neither the Farmwise acquisition nor the Clabber Girl acquisition was material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	June 27, 2020	December 28, 2019
Raw materials and packaging	$80,873	$65,673
Work-in-process	39,332	111,866
Finished goods	236,598	294,648
Inventories	$356,803	$472,187

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	June 27, 2020			December 28, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$20,100	$5,026	$15,074	$19,600	$4,462	$15,138
Customer relationships	354,090	138,300	215,790	354,090	129,402	224,688
Total finite-lived intangible assets	$374,190	$143,326	$230,864	$373,690	$133,864	$239,826

Indefinite-Lived Intangible Assets
Goodwill	$598,860			$596,391
Trademarks	$1,375,300			$1,375,300

The increases in the carrying amounts of finite-lived trademarks and goodwill are attributable to the Farmwise acquisition.

Amortization expense associated with finite-lived intangible assets was $4.7 million and $9.5 million for the second quarter and first two quarters of 2020, respectively, and was $4.6 million and $9.1 million for the second quarter and first two quarters of 2019, respectively, and is recorded in operating expenses. We expect to recognize an additional $9.4 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2020, and thereafter $18.9 million of amortization expense in each of fiscal 2021 and 2022, and $18.8 million in each of fiscal 2023, fiscal 2024 and fiscal 2025.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	June 27, 2020	December 28, 2019
Revolving credit loans	$—	$—
Tranche B term loans due 2026	447,750	450,000
5.25% senior notes due 2025	900,000	900,000
5.25% senior notes due 2027	550,000	550,000
Unamortized deferred debt financing costs	(19,333)	(20,869)
Unamortized discount/premium	525	652
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	1,878,942	1,879,783
Current portion of long-term debt	(4,500)	(5,625)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium, and excluding current portion	$1,874,442	$1,874,158

As of June 27, 2020, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2020 remaining	$3,375
2021	4,500
2022	4,500
2023	4,500
2024	4,500
Thereafter	1,876,375
Total	$1,897,750

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

As of June 27, 2020, our revolving credit facility was undrawn and the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.6 million, was $698.4 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on November 21, 2022.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period on a pro forma basis) may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters. As of June 27, 2020, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of June 27, 2020, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of June 27, 2020, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Accrued Interest. At June 27, 2020 and December 28, 2019, accrued interest of $21.5 million and $21.4 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of June 27, 2020 and December 28, 2019 were as follows (in thousands):

	June 27, 2020				December 28, 2019
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$—		$—		$—		$—
Tranche B term loans due 2026	445,713	(1)	439,027	(2)	447,820	(1)	451,179	(2)
5.25% senior notes due 2025	902,562	(3)	909,331	(2)	902,832	(3)	929,917	(2)
5.25% senior notes due 2027	$550,000		$550,000	(2)	$550,000		$550,000	(2)
(1)	The carrying value of the tranche B term loans includes a discount. At June 27, 2020 and December 28, 2019, the face amount of the tranche B term loans was $447.8 million and $450.0 million, respectively.
(2)	Fair values are estimated based on quoted market prices.
(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At June 27, 2020 and December 28, 2019, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the second quarter or first two quarters of 2020 or 2019.

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the second quarter and first two quarters of 2020 and 2019 were as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Affected Line Item in
	June 27,	June 29,	June 27,	June 29,	the Statement Where
Details about AOCL Components	2020	2019	2020	2019	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	$296	$215	$696	$430	See (1) below
Accumulated other comprehensive loss before tax	296	215	696	430	Total before tax
Tax expense	(77)	(52)	(181)	(105)	Income tax expense
Total reclassification	$219	$163	$515	$325	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first two quarters of 2020 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 28, 2019	$(24,761)	$(7,133)	$(31,894)
Other comprehensive income before reclassifications	—	(12,678)	(12,678)
Amounts reclassified from AOCL	515	—	515
Net current period other comprehensive income	515	(12,678)	(12,163)
Balance at June 27, 2020	$(24,246)	$(19,811)	$(44,057)

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

During the first quarter of 2019, we repurchased and retired 407,022 shares of common stock at an average price per share, excluding fees and commissions, of $24.55, or $10.0 million in the aggregate. We did not repurchase any shares of our common stock during the first two quarters of 2020 or the second quarter of 2019. As of June 27, 2020, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of June 27, 2020, we had four company-sponsored defined benefit pension plans. The benefits are based on years of service and the employee’s compensation, as defined in the plans. Effective January 1, 2020, newly hired non-union employees are no longer eligible to participate in our defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the second quarter and first two quarters of 2020 and 2019 includes the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Service cost—benefits earned during the period	$2,052	$1,734	$4,519	$3,671
Interest cost on projected benefit obligation	1,322	1,431	2,699	2,873
Expected return on plan assets	(2,319)	(1,913)	(4,548)	(3,827)
Amortization of unrecognized loss	296	215	696	430
Net periodic pension cost	$1,351	$1,467	$3,366	$3,147

During the second quarter of 2020, we made an $8.0 million contribution to our company-sponsored defined benefit pension plans. During the first quarter of 2020 and the first two quarters of 2019, we did not make any contributions to our company-sponsored defined benefit pension plans.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

B&G Foods made contributions to the multi-employer defined benefit pension plan of $0.4 million during the first two quarters of 2020 and $0.5 million during the first two quarters of 2019, respectively. These contributions represented less than five percent of total contributions made to the plan.

(11)	Leases

Operating Leases. Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items:

	June 27,	December 28,
	2020	2019
Right-of-use assets:
Operating lease right-of-use assets, net	$35,925	$38,698

Operating lease liabilities:
Current portion of operating lease liabilities	$10,946	$9,813
Long-term operating lease liabilities, net of current portion	28,003	31,997
Total operating lease liabilities	$38,949	$41,810

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

The following table shows supplemental information related to leases:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,095	$2,795	$6,182	$5,497

The components of lease costs were as follows:
Cost of goods sold	$1,012	$769	$2,016	$1,437
Selling, general and administrative expenses	1,975	1,970	3,952	3,940
Total lease costs	$2,987	$2,739	$5,968	$5,377

Total rent expense was $3.8 million, including the operating lease costs of $3.0 million stated above, for the second quarter of 2020, and $7.3 million, including the operating lease costs of $6.0 million stated above, for the first two quarters of 2020. Total rent expense was $4.0 million, including the operating lease costs of $2.7 million stated above, for the second quarter of 2019, and $7.2 million, including the operating lease costs of $5.4 million stated above, for the first two quarters of 2019.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the lease term and discount rate for our ROU assets:

	June 27,	December 28,
	2020	2019
Weighted average remaining lease term (years)	5.0	5.4
Weighted average discount rate	4.03%	4.07%

As of June 27, 2020, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2020 remaining	$6,175
2021	11,613
2022	5,974
2023	5,750
2024	5,088
Thereafter	8,521
Total undiscounted future minimum lease payments	43,121
Less: Imputed interest	(4,172)
Total present value of future operating lease liabilities	$38,949

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first two quarters of 2020 or 2019 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of June 27, 2020, 1,880 of our 2,922 employees, or approximately 64.3%, were covered by collective bargaining agreements.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of June 27, 2020, one of our collective bargaining agreements has expired and two of our other collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering employees at our Ankeny, Iowa facility, which covers approximately 270 employees, expired on April 5, 2020. Prior to the expiration date, B&G Foods and the International Brotherhood of Teamsters, Local No. 238, agreed to temporarily postpone negotiations for a new collective bargaining agreement as a result of the COVID-19 pandemic and negotiations have recently resumed. The collective bargaining agreement covering employees at our Terre Haute, Indiana facility, which covers approximately 95 employees and which had been scheduled to expire on March 27, 2020, was extended by B&G Foods and the Chauffeurs, Teamsters, Warehousemen and Helpers Union, Local No. 135, for an additional year in March 2020 and is now scheduled to expire on March 27, 2021. The collective bargaining agreement covering our Stoughton, Wisconsin facility, which covers approximately 170 employees, is scheduled to expire on March 27, 2021. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Ankeny, Terre Haute or Stoughton facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the second quarter of 2020 and 2019, there were 1,124,416 and 1,076,206, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Weighted average shares outstanding:
Basic	64,129,778	65,341,356	64,088,464	65,463,964
Net effect of potentially dilutive share-based compensation awards	280,035	49,159	158,555	39,871
Diluted	64,409,813	65,390,515	64,247,019	65,503,835

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 61.2% and 60.4% of consolidated net sales for the first two quarters of 2020 and 2019, respectively. Other than Walmart, which accounted for approximately 25.9% and 27.1% of our consolidated net sales for the first two quarters of 2020 and 2019, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2020 or 2019.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our top ten customers accounted for approximately 60.0% and 62.3% of our consolidated trade accounts receivables as of June 27, 2020 and December 28, 2019, respectively. Other than Walmart, which accounted for approximately 31.3% and 29.1% of our consolidated trade accounts receivables as of June 27, 2020 and December 28, 2019, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of June 27, 2020, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first two quarters of 2020 and 2019, our sales to customers in foreign countries represented approximately 7.9% and 7.6%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

(15)	Share-Based Payments

The following table details our stock option activity for the first two quarters of fiscal 2020 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 28, 2019	1,110,212	$31.20	6.4	$—
Granted	22,193	$24.17
Exercised	—	$—
Forfeited	(7,989)	$27.32
Cancelled	—	$—
Outstanding at June 27, 2020	1,124,416	$31.09	6.0	$—
Exercisable at June 27, 2020	925,835	$32.04	5.6	$—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during the first two quarters of 2020 and 2019 were as follows:

	2020	2019
Weighted average grant date fair value	$4.51	$2.44
Expected volatility	45.4%	31.3%
Expected term	5.5 years	5.5 years
Risk-free interest rate	0.4%	1.9%
Dividend yield	7.9%	8.4%

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our non-vested performance share long-term incentive awards (LTIAs) for the first two quarters of 2020:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 28, 2019	661,305	$22.37
Granted	463,434	$10.84
Vested	—	$—
Forfeited	(133,900)	$32.85
Outstanding at June 27, 2020	990,839	$15.56
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the activity in our restricted stock for the first quarter of 2020:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 28, 2019	32,059	$24.33
Granted	76,440	$16.50
Vested	(10,686)	$24.33
Forfeited	—	$—
Outstanding at June 27, 2020	97,813	$18.21
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2020 and 2019 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based payments:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Number of performance shares vested	—	—	—	102,893
Shares withheld to fund statutory minimum tax withholding	—	—	—	(36,965)
Shares of common stock issued for performance share LTIAs	—	—	—	65,928
Shares of common stock issued to non-employee directors for annual equity grants	43,024	45,848	43,024	45,848
Shares of restricted common stock issued to employees	592	32,059	76,440	32,059
Shares withheld and retired upon vesting of restricted stock to fund statutory minimum tax withholding	(3,660)	—	(3,660)	—
Total shares of common stock issued	39,956	77,907	115,804	143,835

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share based payments) during the second quarter and first two quarters of 2020 and 2019 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
Consolidated Statements of Operations Location	2020	2019	2020	2019
Compensation expense included in cost of goods sold	$1,157	$157	$1,174	$330
Compensation expense included in selling, general and administrative expenses	2,664	1,227	3,070	1,634
Total compensation expense for share-based payments	$3,821	$1,384	$4,244	$1,964

During the second quarter of 2020, we recognized additional pre-tax share-based compensation expense of $2.3 million for our performance share LTIAs because of the increased likelihood of achieving performance goals in light of our improved operating performance and profitability as a result of increased demand for our products due to the COVID-19 pandemic.

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

During the first two quarters of 2019, we extended the time period for two non-employee directors to exercise 48,727 vested options under existing option agreements following retirement, disability or death or any other separation from the board other than for cause from the existing 180 days and 90 days to the earlier of three years after the applicable separation date and the then current expiration date of the options. During the first two quarters of 2019, we also extended the time period for 578,149 vested options and 31,384 unvested options held by three retired executive officers and one retiring executive officer from the existing 180 days to the earlier of three years after the applicable retirement date and the then current expiration date of the options. In connection with the option extensions, we recognized an additional $0.7 million of pre-tax share-based compensation expense in the second quarter of 2019, which is reflected in the table above.

As of June 27, 2020, there was $7.2 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.1 years, $1.5 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.4 years, and $0.3 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 0.7 years.

(16)	Workforce Reduction and Retirement Expenses

Workforce Reduction Expenses. During fiscal 2019, we implemented a reduction in workforce and we recorded charges of $2.4 million ($1.9 million of which were recorded during the first two quarters of 2019). Substantially all of these charges have resulted or will result in cash payments, of which $1.5 million were made during fiscal 2019 (including $1.1 million during the first two quarters of 2019) and $0.2 million and $0.4 million were made during the second quarter and first two quarters of 2020, respectively. Approximately $0.5 million of cash payments will be made during the remainder of fiscal 2020 and the first quarter of 2021.

Retirement Expenses. As previously disclosed, we entered into retirement agreements with two of our executive vice presidents during the first quarter of 2019. The retirement and other benefits payable under the agreements are included in the estimated charges set forth above.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(17)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Brand:(1)
Green Giant - frozen(2)	$105,837	$87,657	$214,213	$188,520
Spices & Seasonings(3)	68,492	61,012	120,287	124,238
Green Giant - shelf-stable(4)	49,032	18,310	86,962	44,749
Ortega	46,797	34,048	85,578	71,300
Clabber Girl(5)	26,453	8,401	45,132	8,401
Cream of Wheat	17,985	11,678	36,911	29,088
Maple Grove Farms of Vermont	18,044	17,778	36,485	35,675
Dash	20,839	14,427	35,338	29,635
Back to Nature	14,004	16,003	27,582	32,665
All other brands	145,056	101,883	273,421	219,660
Total	$512,539	$371,197	$961,909	$783,931
(1)	Table includes net sales for each of our brands whose net sales for the first two quarters of 2020 or fiscal 2019 represent 3% or more of our total net sales for those periods, and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Includes net sales of the Farmwise brand. We completed the Farmwise acquisition on February 19, 2020. See Note 3, “Acquisitions.”
(3)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(4)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(5)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes. See Note 3, “Acquisitions.”

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

The following unaudited condensed consolidating financial information presents the condensed consolidating balance sheet as of June 27, 2020 and December 28, 2019, the related condensed consolidating statement of operations for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019 and the related condensed consolidating statement of cash flows for the twenty-six weeks ended June 27, 2020 and June 29, 2019 for:

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

As of June 27, 2020

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$164,160	$17,040	$—	$181,200
Trade accounts receivable, net	—	132,163	9,053	—	141,216
Inventories, net	—	309,688	47,115	—	356,803
Prepaid expenses and other current assets	—	27,071	7,363	—	34,434
Income tax receivable	—	3,523	673	—	4,196
Intercompany receivables	—	10,258	—	(10,258)	—
Total current assets	—	646,863	81,244	(10,258)	717,849

Property, plant and equipment, net	—	248,223	35,604	—	283,827
Operating lease right-of-use assets, net	—	35,880	45	—	35,925
Goodwill	—	598,860	—	—	598,860
Other intangible assets, net	—	1,606,164	—	—	1,606,164
Other assets	—	2,915	102	—	3,017
Deferred income taxes	—	—	6,180	—	6,180
Investments in subsidiaries	2,745,900	95,664	—	(2,841,564)	—
Total assets	$2,745,900	$3,234,569	$123,175	$(2,851,822)	$3,251,822

Liabilities and Stockholders' Equity
Current liabilities:
Trade accounts payable	$—	$111,572	$11,315	$—	$122,887
Accrued expenses	—	55,191	3,589	—	58,780
Current portion of operating lease liabilities	—	10,902	44	—	10,946
Current portion of long-term debt	4,500	—	—	—	4,500
Income tax payable	—	—	2,297	—	2,297
Dividends payable	30,476	—	—	—	30,476
Intercompany payables	—	—	10,258	(10,258)	—
Total current liabilities	34,976	177,665	27,503	(10,258)	229,886

Long-term debt	1,893,775	(19,333)	—	—	1,874,442
Deferred income taxes	—	268,962	—	—	268,962
Long-term operating lease liabilities, net of current portion	—	27,995	8	—	28,003
Other liabilities	—	33,380	—	—	33,380
Total liabilities	1,928,751	488,669	27,511	(10,258)	2,434,673

Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	642	—	—	—	642
Additional paid-in capital	—	1,836,233	68,254	(1,904,487)	—
Accumulated other comprehensive loss	(44,057)	(44,057)	(19,814)	63,871	(44,057)
Retained earnings	860,564	953,724	47,224	(1,000,948)	860,564
Total stockholders’ equity	817,149	2,745,900	95,664	(2,841,564)	817,149
Total liabilities and stockholders’ equity	$2,745,900	$3,234,569	$123,175	$(2,851,822)	$3,251,822

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended June 27, 2020

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$488,871	$49,219	$(25,551)	$512,539
Cost of goods sold	—	359,737	44,252	(25,551)	378,438
Gross profit	—	129,134	4,967	—	134,101

Operating expenses:
Selling, general and administrative expenses	—	42,708	1,639	—	44,347
Amortization expense	—	4,739	—	—	4,739
Operating income	—	81,687	3,328	—	85,015

Other income and expenses:
Interest expense, net	—	24,849	—	—	24,849
Other income	—	(701)	—	—	(701)
Income before income tax expense	—	57,539	3,328	—	60,867
Income tax expense	—	15,071	885	—	15,956
Equity in earnings of subsidiaries	44,911	2,443	—	(47,354)	—
Net income	$44,911	$44,911	$2,443	$(47,354)	$44,911
Comprehensive income	$46,801	$44,692	$4,113	$(48,805)	$46,801

Condensed Consolidating Statement of Operations and Comprehensive Income

Twenty-six Weeks Ended June 27, 2020

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$906,269	$107,614	$(51,974)	$961,909
Cost of goods sold	—	681,975	92,891	(51,974)	722,892
Gross profit	—	224,294	14,723	—	239,017

Operating expenses:
Selling, general and administrative expenses	—	80,648	3,672	—	84,320
Amortization expense	—	9,462	—	—	9,462
Operating income	—	134,184	11,051	—	145,235

Other income and expenses:
Interest expense, net	—	50,888	—	—	50,888
Other income	—	(1,154)	—	—	(1,154)
Income before income tax expense	—	84,450	11,051	—	95,501
Income tax expense	—	19,230	3,268	—	22,498
Equity in earnings of subsidiaries	73,003	7,783	—	(80,786)	—
Net income	$73,003	$73,003	$7,783	$(80,786)	$73,003
Comprehensive income (loss)	$60,840	$72,488	$(4,896)	$(67,592)	$60,840

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income

Thirteen Weeks Ended June 29, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$363,329	$46,591	$(38,723)	$371,197
Cost of goods sold	—	273,706	44,347	(38,723)	279,330
Gross profit	—	89,623	2,244	—	91,867

Operating expenses:
Selling, general and administrative expenses	—	34,887	4,969	—	39,856
Amortization expense	—	4,601	—	—	4,601
Operating income	—	50,135	(2,725)	—	47,410

Other income and expenses:
Interest expense, net	—	23,179	—	—	23,179
Other income	—	(525)	—	—	(525)
Income before income tax expense	—	27,481	(2,725)	—	24,756
Income tax expense	—	5,712	793	—	6,505
Equity in earnings (loss) of subsidiaries	18,251	(3,518)	—	(14,733)	—
Net income (loss)	$18,251	$18,251	$(3,518)	$(14,733)	$18,251
Comprehensive income (loss)	$19,957	$18,088	$(1,975)	$(16,113)	$19,957

Condensed Consolidating Statement of Operations and Comprehensive Income

Twenty-six Weeks Ended June 29, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$753,496	$101,616	$(71,181)	$783,931
Cost of goods sold	—	580,006	95,160	(71,181)	603,985
Gross profit	—	173,490	6,456	—	179,946

Operating expenses:
Selling, general and administrative expenses	—	74,942	3,211	—	78,153
Amortization expense	—	9,092	—	—	9,092
Operating income	—	89,456	3,245	—	92,701

Other income and expenses:
Interest expense, net	—	46,253	—	—	46,253
Other income	—	(783)	—	—	(783)
Income before income tax expense	—	43,986	3,245	—	47,231
Income tax expense	—	11,484	705	—	12,189
Equity in earnings of subsidiaries	35,042	2,540	—	(37,582)	—
Net income	$35,042	$35,042	$2,540	$(37,582)	$35,042
Comprehensive income	$38,368	$34,717	$5,541	$(40,258)	$38,368

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

Twenty-six Weeks Ended June 27, 2020

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$211,713	$34,653	$—	$246,366

Cash flows from investing activities:
Capital expenditures	—	(9,055)	(961)	—	(10,016)
Proceeds from sale of assets	—	303	—	—	303
Payments for acquisition of businesses, net of cash acquired	—	(3,227)	—	—	(3,227)
Net cash used in investing activities	—	(11,979)	(961)	—	(12,940)

Cash flows from financing activities:
Repayments of long-term debt	(2,250)	—	—	—	(2,250)
Repayments of borrowings under revolving credit facility	(160,000)	—	—	—	(160,000)
Borrowings under revolving credit facility	160,000	—	—	—	160,000
Dividends paid	(60,878)	—	—	—	(60,878)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(64)	—	—	(64)
Intercompany transactions	63,128	(42,465)	(20,663)	—	—
Net cash used in financing activities	—	(42,529)	(20,663)	—	(63,192)
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(349)		(349)
Net increase in cash and cash equivalents	—	157,205	12,680	—	169,885
Cash and cash equivalents at beginning of period	—	6,955	4,360	—	11,315
Cash and cash equivalents at end of period	$—	$164,160	$17,040	$—	$181,200

Condensed Consolidating Statement of Cash Flows

Twenty-six Weeks Ended June 29, 2019

(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$8,526	$8,320	$—	$16,846

Cash flows from investing activities:
Capital expenditures	—	(16,530)	(1,618)	—	(18,148)
Payments for acquisition of businesses, net of cash acquired	—	(82,430)	—	—	(82,430)
Net cash used in investing activities	—	(98,960)	(1,618)	—	(100,578)

Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(95,000)	—	—	—	(95,000)
Borrowings under revolving credit facility	260,000	—	—	—	260,000
Dividends paid	(62,194)	—	—	—	(62,194)
Payments for the repurchase of common stock, net	(10,000)	—	—	—	(10,000)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	—	(905)	—	—	(905)
Intercompany transactions	(92,806)	98,111	(5,305)	—	—
Net cash provided by (used in) financing activities	—	97,206	(5,305)	—	91,901
Effect of exchange rate fluctuations on cash and cash equivalents	—	—	94	—	94
Net increase in cash and cash equivalents	—	6,772	1,491	—	8,263
Cash and cash equivalents at beginning of period	—	9,871	1,777	—	11,648
Cash and cash equivalents at end of period	$—	$16,643	$3,268	$—	$19,911

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended June 27, 2020 (second quarter and first two quarters of 2020) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2019 (fiscal 2019) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2020 (which we refer to as our 2019 Annual Report on Form 10-K).

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

We experienced moderate net cost increases for raw materials during the second quarter and first two quarters of 2020 and fiscal 2019 and anticipate higher raw materials cost increases for the remainder of fiscal 2020. We are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through the remainder of fiscal 2020.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2020 and 2019, our net sales to customers in foreign countries represented approximately 7.9% and 7.6%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

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

Precautionary measures that we have taken to protect our employees, customers, suppliers and other business partners, and to maintain our ability to supply food products, include, among many others, the following:

●	the establishment of a COVID-19 task force consisting of our executives and other members of senior management;
●	social distancing and the required wearing of face masks at all manufacturing locations and the installation of plexiglass barriers at spots where line workers must work in close proximity;
●	enhanced sanitization procedures at all manufacturing and other work locations;
●	screening of all employees, including temperature checks, before entering manufacturing facilities;
●	quarantining (with pay) of all employees who may have been exposed to COVID-19 or who are exhibiting any symptoms of COVID-19;
●	manufacturing plant shutdowns for sanitization when necessary upon a COVID-19 positive test;
●	the notification of manufacturing employees of any COVID-19 positive tests at their manufacturing location and the quarantining (with pay) of any employee who may have had contact with the employee who tested positive;
●	instituting a work from home policy for office workers until at least September 8, 2020; and
●	constant communication with our customers and supply chain partners.

We have also rewarded our dedicated employees at our manufacturing facilities by temporarily increasing wages for hourly employees by $2.00 per hour from March 30 through at least August 28 and providing supervisors and managers with bonuses aggregating up to $1,000 per employee.

Financial Impact to Date. Due in part to general industry softness as well as reduced volumes resulting from our trade spend optimization efforts designed to reduce unprofitable trade spend during the non-holiday season, net sales in January and February 2020 were lower than in the prior year. However, we began to see a significant increase in net sales in the second half of March 2020 that more than offset the January and February declines as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home mandates. The increase in net sales continued during the second quarter, as net sales increased $141.3 million, or 38.1%, to $512.5 million for the second quarter of 2020 from $371.2 million for the second quarter of 2019. Increases in our net sales to supermarkets, mass merchants, warehouse clubs, wholesalers and e-commerce customers have more than offset declines at foodservice customers (for fiscal 2019, our net sales to foodservice customers represented approximately 13% of our overall net sales). To date, we estimate we have spent approximately $4.5 to $4.9 million on COVID-19-related costs since the start of the pandemic. This includes our estimated costs to take the precautionary health and safety measures described above and to provide our manufacturing employees the temporary enhanced compensation described above and to continue to pay employees while they are in quarantine. Most of these costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

As reflected above, the pandemic has to date overall had a positive impact on our operating results and therefore our net cash provided by operating activities, which increased to $246.4 million for the first two quarters of 2020. As a result, during the second quarter of 2020 we repaid all outstanding borrowings under our revolving credit facility and we ended the second quarter of 2020 with cash and cash equivalents of $181.2 million. Net of letters of credit of $1.6 million, we have remaining available borrowing capacity under our revolving credit facility of $698.4 million. See “—Liquidity and Capital Resources—Debt” below.

Expectations and Risk Factors in Light of the COVID-19 Pandemic. As discussed above, increased customer and consumer demand resulting from the COVID-19 pandemic, social distancing and stay-at-home mandates has had a material positive impact on our company’s net sales, adjusted EBITDA, net cash provided by operating activities and net leverage in the first two quarters of 2020. At this time, however, our management is unable to fully estimate the impact the COVID-19 pandemic will have on our company’s third quarter and full year fiscal 2020 results. The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home mandates and whether a second or third wave of COVID-19 will affect the United States and the rest of North America, our company’s ability to continue to operate our manufacturing facilities, maintain our supply chain without material disruption, and procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating habits. See Part II, Item 1A, “Risk Factors,” of this report for a discussion of certain of the challenges relating to the COVID-19 pandemic that could adversely affect our businesses.

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

The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 23.6% and 25.8% for the first two quarters of 2020 and 2019, respectively.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act.” The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020. This modification increased the allowable interest expense deduction and resulted in a net operating loss (NOL) for the year 2019. We are able to carryback the NOL to the 2014 and 2015 tax years and generate a refund of previously paid income taxes at an approximate 35% federal tax rate. This will result in a benefit related to tax rate differential of $2.3 million, recorded as a discrete item in the first quarter of 2020.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2020 and 2019 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.8%	75.3%	75.2%	77.0%
Gross profit	26.2%	24.7%	24.8%	23.0%

Operating expenses:
Selling, general and administrative expenses	8.7%	10.7%	8.8%	10.0%
Amortization expense	0.9%	1.2%	0.9%	1.2%
Operating income	16.6%	12.8%	15.1%	11.8%

Other income and expenses:
Interest expense, net	4.8%	6.2%	5.3%	5.9%
Other income	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before income tax expense	11.9%	6.7%	9.9%	6.0%
Income tax expense	3.1%	1.8%	2.3%	1.5%
Net income	8.8%	4.9%	7.6%	4.5%

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

A reconciliation of base business net sales to net sales for the second quarter and first two quarters of 2020 and 2019 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net sales	$512,539	$371,197	$961,909	$783,931
Net sales from acquisitions(1)	(15,614)	—	(34,530)	—
Base business net sales	$496,925	$371,197	$927,379	$783,931
(1)	Includes one and one-half months of net sales for Clabber Girl in the second quarter of 2020, and four and one-half months of net sales for Clabber Girl in the first two quarters of 2020, for which there was no comparable period of net sales in the second quarter of 2019 or the first two quarters of 2019, respectively. Also includes net sales for Farmwise for the second quarter and first two quarters of 2020. Clabber Girl was acquired on May 15, 2019 and Farmwise was acquired on February 19, 2020.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the second quarter and first two quarters of 2020 and 2019 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net income	$44,911	$18,251	$73,003	$35,042
Income tax expense	15,956	6,505	22,498	12,189
Interest expense, net	24,849	23,179	50,888	46,253
Depreciation and amortization	15,385	14,557	30,919	28,420
EBITDA	101,101	62,492	177,308	121,904
Acquisition/divestiture-related and non-recurring expenses(1)	1,497	4,823	5,980	8,519
Inventory reduction plan impact(2)	—	3,660	—	16,382
Adjusted EBITDA	102,598	70,975	183,288	146,805
Income tax expense	(15,956)	(6,505)	(22,498)	(12,189)
Interest expense, net	(24,849)	(23,179)	(50,888)	(46,253)
Acquisition/divestiture-related and non-recurring expenses(1)	(1,497)	(4,823)	(5,980)	(8,519)
Inventory reduction plan impact(2)	—	(3,660)	—	(16,382)
Write-off of property, plant and equipment	(63)	12	(61)	13
Deferred income taxes	(116)	3,665	14,281	7,240
Amortization of deferred debt financing costs and bond discount	901	872	1,799	1,745
Share-based compensation expense	3,821	1,384	4,244	1,964
Changes in assets and liabilities, net of effects of business combinations	123,949	(72,239)	122,181	(57,578)
Net cash provided by (used in) operating activities(3)	$188,788	$(33,498)	$246,366	$16,846
(1)	Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2020 of $1.5 million and $6.0 million, respectively, primarily includes acquisition and integration expenses for the Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to a 2019 workforce reduction and certain other cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2019 of $4.8 million and $8.5 million, respectively, primarily includes acquisition and integration expenses for the Clabber Girl acquisition, transition expenses for the Pirate Brands sale, and severance and other expenses primarily relating to a workforce reduction.
(2)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For the second quarter and first two quarters of 2019, inventory reduction plan impact of $3.7 million and $16.4 million, respectively, includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of our inventory reduction plan.
(3)	Our divestiture of Pirate Brands during the fourth quarter of 2018 resulted in a gain on sale during 2018 of approximately $176.4 million. The gain on sale negatively impacted our income taxes for 2019 by approximately $73.9 million, which includes a cash tax payment we made during the second quarter of 2019 of $44.7 million and a cash tax benefit we otherwise would have expected to receive of approximately $29.2 million. Excluding the negative tax impact of the gain on sale, our net cash provided by operating activities for the second quarter and first two quarters of 2019 would have been approximately $40.4 million and $90.7 million, respectively.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the second quarter and first two quarters of 2020 and 2019 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net income	$44,911	$18,251	$73,003	$35,042
Acquisition/divestiture-related and non-recurring expenses, net of tax(1)	1,130	3,578	4,515	6,320
Inventory reduction plan impact, net of tax(2)	—	2,715	—	12,154
Tax benefit(3)	—	—	(2,258)	—
Adjusted net income	$46,041	$24,544	$75,260	$53,516
Adjusted diluted earnings per share	$0.71	$0.38	$1.17	$0.82
(1)	Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2020 primarily includes acquisition and integration expenses for the Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to a 2019 workforce reduction and certain other cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2019 primarily includes acquisition and integration expenses for the Clabber Girl acquisition, transition expenses for the Pirate Brands sale, and severance and other expenses primarily relating to a workforce reduction.
(2)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For the second quarter and first two quarters of 2019, inventory reduction plan impact of $3.7 million (or $2.7 million net of taxes) and $16.4 million (or $12.2 million net of taxes), respectively, includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of our inventory reduction plan.
(3)	The first two quarters of 2020 includes a $2.3 million tax benefit associated with the U.S. CARES Act, which was recorded during the first quarter of 2020. See “— U.S. Tax Act and U.S. CARES Act” above.

Second quarter of 2020 compared to the second quarter of 2019

Net Sales. Net sales for the second quarter of 2020 increased $141.3 million, or 38.1%, to $512.5 million from $371.2 million for the second quarter of 2019. The increase was primarily attributable to materially increased net sales resulting from increased demand for our products due to the COVID-19 pandemic. Our net sales also benefited from the Clabber Girl and Farmwise acquisitions, which were completed on May 15, 2019 and February 19, 2020, respectively. An additional one and one-half months of net sales of Clabber Girl and an additional three months of net sales of Farmwise contributed $15.0 million and $0.6 million, respectively, to our net sales for the second quarter of 2020.

Base business net sales for the second quarter of 2020 increased $125.7 million, or 33.9%, to $496.9 million from $371.2 million for the second quarter of 2019. The increase in base business net sales reflected an increase in unit volume of $111.7 million and an increase in net pricing (inclusive of the impact of our 2019 list price increases, the trade spend optimization program we initiated in 2019, and a temporarily lower trade spend environment) of $15.3 million, or 4.1% of base business net sales, partially offset by the negative impact of foreign currency of $1.3 million.

Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $51.2 million, or 45.4%, in the second quarter of 2020, as compared to the second quarter of 2019. Net sales of Green Giant frozen increased $17.6 million, or 20.1%, for the quarter. Net sales of Green Giant shelf-stable (including Le Sueur) increased $33.6 million, or 133.2%, for the second quarter of 2020.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first two quarters of 2020 or fiscal 2019 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the second quarter of 2020:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - shelf-stable(1)	$33.6	133.2%
Green Giant - frozen	17.6	20.1%
Ortega	12.8	37.4%
Spices & Seasonings(2)	7.5	12.3%
Dash	6.4	44.4%
Cream of Wheat	6.3	54.0%
Clabber Girl(3)	3.0	35.9%
Maple Grove Farms of Vermont	0.2	1.5%
Back to Nature	(2.0)	(12.5)%
All other brands	40.3	42.4%
Base business net sales increase	$125.7	33.9%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands or net sales for French’s® seasoning mixes, which we discontinued during the third quarter of 2018 following the expiration of a licensing agreement.
(3)	For the second quarter of 2020, includes net sales of Clabber Girl from May 15, 2020 through June 27, 2020, as net sales prior to May 15, 2020 are not included in base business net sales. Clabber Girl was acquired on May 15, 2019. See Note 3, “Acquisitions,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Gross Profit. Gross profit was $134.1 million for the second quarter of 2020, or 26.2% of net sales. Excluding the negative impact of $0.5 million of acquisition/divestiture-related and non-recurring expenses during the second quarter of 2020, our gross profit would have been $134.6 million, or 26.3% of net sales. Gross profit was $91.9 million for the second quarter of 2019, or 24.7% of net sales. Excluding the negative impact of $4.9 million of acquisition/divestiture-related and non-recurring expenses during the second quarter of 2019, which includes expenses relating to the trailing non-cash accounting impact of our 2018 inventory reduction plan, our gross profit would have been $96.8 million, or 26.0% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.4 million, or 11.3%, to $44.3 million for the second quarter of 2020 from $39.9 million for the second quarter of 2019. The increase was composed of increases in general and administrative expenses of $4.7 million and selling expenses of $2.7 million, partially offset by decreases in acquisition/divestiture-related and non-recurring expenses of $2.7 million, warehousing expenses of $0.2 million and consumer marketing expenses of $0.1 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 2.0 percentage points to 8.7% for the second quarter of 2020, compared to 10.7% for the second quarter of 2019.

Amortization Expense. Amortization expense increased $0.1 million to $4.7 million for the second quarter of 2020 from $4.6 million for the second quarter of 2019 due to the Clabber Girl acquisition completed on May 15, 2019.

Operating Income. As a result of the foregoing, operating income increased $37.6 million, or 79.3%, to $85.0 million for the second quarter of 2020 from $47.4 million for the second quarter of 2019. Operating income expressed as a percentage of net sales increased to16.6% in the second quarter of 2020 from 12.8% in the second quarter of 2019.

Net Interest Expense. Net interest expense increased $1.6 million, or 7.2%, to $24.8 million for the second quarter of 2020 from $23.2 million in the second quarter of 2019. The increase was primarily attributable to an increase in average long-term debt outstanding during the second quarter of 2020 as compared to the second quarter of 2019, primarily as a result of borrowings made during the last three quarters of fiscal 2019 primarily to fund the Clabber Girl acquisition, to pay cash taxes resulting from the 2018 gain on sale of Pirate Brands and to fund the repurchase of shares of our common stock as part of our stock repurchase program, and a $100.0 million revolver draw we made in March 2020, which was subsequently repaid in May and June 2020. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the second quarter of 2020 and 2019 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million and $0.2 million, respectively. Other income for the second quarter of 2020 and 2019 also includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs, in the amount of $0.7 million and $0.3 million, respectively.

Income Tax Expense. Income tax expense increased $9.5 million to $16.0 million for the second quarter of 2020 from $6.5 million for the second quarter of 2019 due to higher taxable income. Our effective tax rate was 26.2% for the second quarter of 2020 and 26.3% for the second quarter of 2019. See “U.S. Tax Act and U.S. CARES Act” above.

First two quarters of 2020 compared to the first two quarters of 2019

Net Sales. Net sales for the first two quarters of 2020 increased $178.0 million, or 22.7%, to $961.9 million from $783.9 million for the first two quarters of 2019. The increase was primarily attributable to materially increased net sales in March through June 2020 (as compared to March through June 2019) resulting from increased demand for our products due to the COVID-19 pandemic. Our net sales also benefited from the Clabber Girl and Farmwise acquisitions, which were completed on May 15, 2019 and February 19, 2020, respectively. An additional four and one-half months of net sales of Clabber Girl and an additional four and one-half months of net sales of Farmwise contributed $33.7 million and $0.8 million, respectively, to our net sales for the first two quarters of 2020.

Base business net sales for the first two quarters of 2020 increased $143.5 million, or 18.3%, to $927.4 million from $783.9 million for the first two quarters of 2019. The increase in base business net sales reflected an increase in unit volume of $119.9 million and an increase in net pricing (inclusive of the impact of our 2019 list price increases, the trade spend optimization program we initiated in 2019, and a temporarily lower trade spend environment) of $24.5 million, or 3.1% of base business net sales, partially offset by the negative impact of foreign currency of $0.9 million.

Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $73.5 million, or 29.5%, in the first two quarters of 2020, as compared to the first two quarters of 2019. Net sales of Green Giant shelf-stable (including Le Sueur) increased $48.6 million, or 80.2%, for the first two quarters of 2020. Net sales of Green Giant frozen increased $24.9 million, or 13.2%, for the first two quarters of 2020.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first two quarters of 2020 or fiscal 2019 represent 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the first two quarters of 2020:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - shelf-stable(1)	$48.6	80.2%
Green Giant - frozen	24.9	13.2%
Ortega	14.3	20.0%
Cream of Wheat	7.8	26.9%
Dash	5.7	19.2%
Clabber Girl(2)	3.0	35.9%
Maple Grove Farms of Vermont	0.8	2.3%
Back to Nature	(5.1)	(15.6)%
Spices & Seasonings(3)	(3.9)	(3.2)%
All other brands	47.4	23.3%
Base business net sales increase	$143.5	18.3%
(1)	Includes net sales of the Le Sueur brand.
(2)	For the first two quarters of 2020, includes net sales of Clabber Girl from May 15, 2020 through June 27, 2020, as net sales prior to May 15, 2020 are not included in base business net sales. Clabber Girl was acquired on May 15, 2019. See Note 3, “Acquisitions,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.
(3)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.

Gross Profit. Gross profit was $239.0 million for the first two quarters of 2020, or 24.8% of net sales. Excluding the negative impact of $2.8 million of acquisition/divestiture-related and non-recurring expenses during the first two quarters of 2020, our gross profit would have been $241.8 million, or 25.1% of net sales. Gross profit was $179.9 million for the first two quarters of 2019, or 23.0% of net sales. Excluding the negative impact of $18.0 million of acquisition/divestiture-related and non-recurring expenses during the first two quarters of 2019, which includes expenses relating to the trailing non-cash accounting impact of our 2018 inventory reduction plan, our gross profit would have been $197.9 million, or 25.2% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.1 million, or 7.9%, to $84.3 million for the first two quarters of 2020 from $78.2 million for the first two quarters of 2019. The increase was composed of increases in general and administrative expenses of $6.4 million and selling expenses of $4.7 million, partially offset by decreases in acquisition/divestiture-related and non-recurring expenses of $3.8 million, warehousing expenses of $0.6 million and consumer marketing expenses of $0.6 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 1.2 percentage points to 8.8% for the first two quarters of 2020, compared to 10.0% for the first two quarters of 2019.

Amortization Expense. Amortization expense increased $0.4 million to $9.5 million for the first two quarters of 2020 from $9.1 million for the first two quarters of 2019 due to the Clabber Girl acquisition completed in the second quarter of 2019.

Operating Income. As a result of the foregoing, operating income increased $52.5 million, or 56.7%, to $145.2 million for the first two quarters of 2020 from $92.7 million for the first two quarters of 2019. Operating income expressed as a percentage of net sales increased to 15.1% in the first two quarters of 2020 from 11.8% in the first two quarters of 2019.

Net Interest Expense. Net interest expense increased $4.6 million, or 10.0%, to $50.9 million for the first two quarters of 2020 from $46.3 million in the first two quarters of 2019. The increase was primarily attributable to an increase in average long-term debt outstanding during the first two quarters of 2020 as compared to the first two quarters of 2019, primarily as a result of borrowings made during the last three quarters of fiscal 2019 primarily to fund the Clabber Girl acquisition, to pay cash taxes resulting from the 2018 gain on sale of Pirate Brands and to fund the repurchase of shares of our common stock as part of our stock repurchase program, and a $100.0 million revolver draw we made in March 2020, which was subsequently repaid in May and June 2020. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first two quarters of 2020 and 2019 includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million and $0.3 million, respectively. Other income for the first two quarters of 2020 and 2019 also includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.2 million and $0.5 million, respectively.

Income Tax Expense. Income tax expense increased $10.3 million to $22.5 million for the first two quarters of 2020 from $12.2 million for the first two quarters of 2019 due to higher taxable income, partially offset by a tax benefit. We recorded a $2.3 million tax benefit during the first quarter of 2020 resulting from the U.S. CARES Act, which increased the adjusted taxable income limitation from 30% to 50%. Our effective tax rate was 23.6% for the first two quarters of 2020 and 25.8% for the first two quarters of 2019. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $229.6 million to $246.4 million for the first two quarters of 2020 from $16.8 million for the first two quarters of 2019. The increase in net cash provided by operating activities was due to higher net income, primarily attributable to the positive impact of increased base business unit volume on our net sales and inventory as a result of the COVID-19 pandemic, as well as increased net sales due to an extra four and one-half months of net sales of Clabber Girl and Farmwise during the first two quarters of 2020 compared to the first two quarters of 2019. The increase in net cash provided by operating activities was also due to the negative impact to income taxes of approximately $73.9 million in the first two quarters of 2019 resulting from our divestiture of Pirate Brands in the fourth quarter of 2018, which included a cash tax payment of $44.7 million made during the second quarter of 2019 and a cash tax benefit we otherwise would have expected to receive during the second quarter of 2019 of approximately $29.2 million. Additionally, the increase in net cash provided by operating activities also reflected favorable working capital comparisons in the first two quarters of 2020 compared to the first two quarters of 2019, primarily comprised of trade accounts payable and accrued expenses, partially offset by an unfavorable change in trade accounts receivable.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $87.7 million to $12.9 million for the first two quarters of 2020 from $100.6 million for the first two quarters of 2019. The decrease was primarily attributable to the $82.4 million paid for the Clabber Girl acquisition in the second quarter of 2019 and lower capital expenditures during the first two quarters of 2020 compared to the first two quarters of 2019, partially offset by the Farmwise acquisition in the first quarter of 2020.

Net Cash (Used in) Provided by Financing Activities. Cash flows from financing activities decreased $155.1 million to $63.2 million net cash used in financing activities for the first two quarters of 2020 as compared to $91.9 million net cash provided by financing activities for the first two quarters of 2019. The decrease was primarily driven by net borrowings under our revolving credit facility of $165.0 during the first two quarters of 2019 compared to zero net borrowings under our revolving credit facility during the first two quarters of 2020, partially offset by stock repurchases of $10.0 million during the first two quarters of 2019 compared to no stock repurchases during the first two quarters of 2020.

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

For the first two quarters of 2020 and 2019, we had net cash provided by operating activities of $246.4 million and $16.8 million, respectively, and distributed as dividends $60.9 million and $62.2 million, respectively. Based upon our current dividend rate of $1.90 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2020 to be approximately $121.9 million.

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

In light of the COVID-19 pandemic and out of an abundance of caution, we made a revolver draw of $100.0 million in mid-March 2020 under our $700.0 million revolving credit facility under our credit agreement. We subsequently repaid all revolver borrowings in May and June 2020. As a result, as of June 27, 2020, our revolving credit facility was undrawn and the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.6 million, was $698.4 million.

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

During the first quarter of 2019, we repurchased and retired 407,022 shares of common stock at an average price per share, excluding fees and commissions, of $24.55, or $10.0 million in the aggregate. We did not repurchase any shares of our common stock during the first two quarters of 2020 or the second quarter of 2019. As of June 27, 2020, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

Future Capital Needs

On June 27, 2020, our total long-term debt of $1,874.4 million, net of our cash and cash equivalents of $181.2 million, was $1,693.2 million. Stockholders’ equity as of that date was $817.1 million.

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

We expect to make capital expenditures of approximately $40.0 million to $45.0 million in the aggregate during fiscal 2020, $11.1 million of which were made during the first two quarters of 2020. Our projected capital expenditures for fiscal 2020 include, among other things, approximately $22.1 million for profit enhancing and asset sustainability projects, $11.1 million for productivity increases and cost saving initiatives and $8.1 million for information technology (hardware and software).

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

Off-balance Sheet Arrangements

As of June 27, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future purchase obligations, future operating lease obligations and future pension obligations. During the first two quarters of 2020, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2019 Annual Report on Form 10-K, except as described in Note 6, “Long-term Debt” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At June 27, 2020, we had $1,450.0 million of fixed rate debt and $447.8 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at June 27, 2020, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $4.5 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of June 27, 2020 and December 28, 2019 were as follows (in thousands):

	June 27, 2020				December 28, 2019
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$—		$—		$—		$—
Tranche B term loans due 2026	445,713	(1)	439,027	(2)	447,820	(1)	451,179	(2)
5.25% senior notes due 2025	902,562	(3)	909,331	(2)	902,832	(3)	929,917	(2)
5.25% senior notes due 2027	$550,000		$550,000	(2)	$550,000		$550,000	(2)
(1)	The carrying value of the tranche B term loans includes a discount. At June 27, 2020 and December 28, 2019, the face amount of the tranche B term loans was $447.8 million and $450.0 million, respectively.
(2)	Fair values are estimated based on quoted market prices.
(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At June 27, 2020 and December 28, 2019, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 7.9% and 7.6% of our total net sales during the first two quarters of 2020 and 2019, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 26, 2020 for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

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

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2017. Since then, we have been planning for and working on the transition of the remainder of our business to that new ERP system. Implementation, integration and transition efforts for the remainder of our business (other than our Mexican operations) continued during fiscal 2019 and was substantially completed during the second quarter of 2019. We plan to implement additional modules to the ERP system during the remainder of fiscal 2020 and we currently plan to transition our Mexican operations to the new ERP system by the end of fiscal 2022. In connection with the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation, integration and transition. To date, the implementation, integration and transition have not materially affected and, upon completion we do not expect the implementation, integration and transition to have any material effect on, our internal control over financial reporting.

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

The spread of pandemics or disease outbreaks such as COVID-19 may also disrupt our third party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation providers. If a significant percentage of our workforce or the workforce of our third party business partners is unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic or any future pandemic or disease outbreak, our operations may be negatively impacted. In addition, the unprecedented demand for food and other consumer packaged goods products as a result of the COVID-19 pandemic or any future pandemic may limit the availability of ingredients, packaging and other raw materials necessary to produce our products, and our operations may be negatively impacted. Conversely, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home mandates and whether a second or third wave of COVID-19 will affect the United States and the rest of North America, our ability and the ability of our suppliers to continue to operate our and their manufacturing facilities and maintain the supply chain without material disruption and procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating habits. We cannot predict the duration or scope of the disruption. Therefore, the financial impact cannot be reasonably estimated at this time.

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2020	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)