Form 10-Q
period 2020-10-03
B&G Foods, Inc.
filed 2020-11-09
CIK 1278027

As filed with the Securities and Exchange Commission on November 9, 2020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2020 or

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

As of October 30, 2020, the registrant had 64,252,859 shares of common stock, par value $0.01 per share, issued and outstanding.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 3,	December 28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$56,967	$11,315
Trade accounts receivable, net	163,713	143,908
Inventories	476,275	472,187
Prepaid expenses and other current assets	37,603	25,449
Income tax receivable	18,063	8,934
Total current assets	752,621	661,793

Property, plant and equipment, net of accumulated depreciation of $300,281 and $270,454 as of October 3, 2020 and December 28, 2019, respectively	283,046	304,934
Operating lease right-of-use assets, net	33,336	38,698
Goodwill	598,860	596,391
Other intangible assets, net	1,601,429	1,615,126
Other assets	2,853	3,277
Deferred income taxes	6,760	7,371
Total assets	$3,278,905	$3,227,590

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$185,362	$114,936
Accrued expenses	45,681	55,659
Current portion of operating lease liabilities	10,731	9,813
Current portion of long-term debt	—	5,625
Income tax payable	21,971	454
Dividends payable	30,520	30,421
Total current liabilities	294,265	216,908

Long-term debt	1,804,586	1,874,158
Deferred income taxes	274,795	254,339
Long-term operating lease liabilities, net of current portion	25,509	31,997
Other liabilities	36,374	37,646
Total liabilities	2,435,529	2,415,048
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 64,252,859 and 64,044,649 shares issued and outstanding as of October 3, 2020 and December 28, 2019, respectively	643	640
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(39,177)	(31,894)
Retained earnings	881,910	843,796
Total stockholders’ equity	843,376	812,542
Total liabilities and stockholders’ equity	$3,278,905	$3,227,590

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Net sales	$495,759	$406,311	$1,457,668	$1,190,242
Cost of goods sold	359,733	297,530	1,082,625	901,515
Gross profit	136,026	108,781	375,043	288,727

Operating expenses:
Selling, general and administrative expenses	43,395	38,112	127,715	116,265
Amortization expense	4,735	4,729	14,197	13,821
Operating income	87,896	65,940	233,131	158,641

Other income and expenses:
Interest expense, net	26,430	24,152	77,318	70,405
Other income	(702)	(59)	(1,856)	(842)
Income before income tax expense	62,168	41,847	157,669	89,078
Income tax expense	15,355	10,759	37,853	22,948
Net income	$46,813	$31,088	$119,816	$66,130

Weighted average shares outstanding:
Basic	64,217	65,081	64,133	65,336
Diluted	64,801	65,103	64,434	65,370

Earnings per share:
Basic	$0.73	$0.48	$1.87	$1.01
Diluted	$0.72	$0.48	$1.86	$1.01

Cash dividends declared per share	$0.475	$0.475	$1.425	$1.425

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Net income	$46,813	$31,088	$119,816	$66,130

Other comprehensive (loss) income:
Foreign currency translation adjustments	4,660	(1,790)	(8,018)	1,211
Amortization of unrecognized prior service cost and pension deferrals, net of tax	220	153	735	478
Other comprehensive (loss) income	4,880	(1,637)	(7,283)	1,689
Comprehensive income	$51,693	$29,451	$112,533	$67,819

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of October 3, 2020

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 28, 2019	64,044,649	$640	$—	$(31,894)	$843,796	$812,542
Foreign currency translation	—	—	—	(14,349)	—	(14,349)
Change in pension benefit (net of $104 of income taxes)	—	—	—	296	—	296
Net income	—	—	—	—	28,092	28,092
Share-based compensation	—	—	—	—	163	163
Net issuance of common stock for share-based compensation	75,848	1	—	—	(1)	—
Dividends declared on common stock, $0.475 per share	—	—	—	—	(30,457)	(30,457)
Balance at March 28, 2020	64,120,497	$641	$—	$(45,947)	$841,593	$796,287
Foreign currency translation	—	—	—	1,671	—	1,671
Change in pension benefit (net of $77 of income taxes)	—	—	—	219	—	219
Net income	—	—	—	—	44,911	44,911
Share-based compensation	—	—	—	—	4,601	4,601
Net issuance of common stock for share-based compensation	39,956	1	—	—	(65)	(64)
Dividends declared on common stock, $0.475 per share	—	—	—	—	(30,476)	(30,476)
Balance at June 27, 2020	64,160,453	$642	$—	$(44,057)	$860,564	$817,149
Foreign currency translation	—	—	—	4,660	—	4,660
Change in pension benefit (net of $77 of income taxes)	—	—	—	220	—	220
Net income	—	—	—	—	46,813	46,813
Share-based compensation	—	—	—	—	2,640	2,640
Net issuance of common stock for share-based compensation	4,115	—	—	—	(5)	(5)
Stock options exercised	88,291	1	—	—	2,418	2,419
Dividends declared on common stock, $0.475 per share	—	—	—	—	(30,520)	(30,520)
Balance at October 3, 2020	64,252,859	$643	$—	$(39,177)	$881,910	$843,376

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,
	2020	2019
Cash flows from operating activities:
Net income	$119,816	$66,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,508	43,542
Amortization of operating lease right-of-use assets	8,937	8,430
Amortization of deferred debt financing costs and bond discount/premium	3,764	2,618
Deferred income taxes	19,868	15,622
Net (gain)/loss on sales and disposals of property, plant, and equipment	(61)	89
Share-based compensation expense	7,061	2,963
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(20,558)	(10,316)
Inventories	(7,390)	(112,190)
Prepaid expenses and other current assets	(12,508)	(9,363)
Income tax receivable/payable	12,612	(38,699)
Other assets	(175)	39
Trade accounts payable	71,210	32,009
Accrued expenses	(16,503)	5,029
Other liabilities	(278)	(4,574)
Net cash provided by operating activities	232,303	1,329

Cash flows from investing activities:
Capital expenditures	(16,488)	(28,515)
Proceeds from sale of property, plant and equipment	304	31
Payments for acquisition of businesses, net of cash acquired	(3,227)	(82,430)
Net cash used in investing activities	(19,411)	(110,914)

Cash flows from financing activities:
Repayments of long-term debt	(78,375)	—
Proceeds from issuance of long-term debt	—	550,000
Repayments of borrowings under revolving credit facility	(160,000)	(515,000)
Borrowings under revolving credit facility	160,000	465,000
Dividends paid	(91,354)	(93,248)
Payments for repurchase of common stock, net	—	(34,713)
Proceeds from exercise of stock options	2,419	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(69)	(905)
Payments of debt financing costs	—	(6,254)
Net cash (used in) provided by financing activities	(167,379)	364,880

Effect of exchange rate fluctuations on cash and cash equivalents	139	63
Net increase in cash and cash equivalents	45,652	255,358

Cash and cash equivalents at beginning of period	11,315	11,648
Cash and cash equivalents at end of period	$56,967	$267,006

Supplemental disclosures of cash flow information:
Cash interest payments	$92,941	$48,634
Cash income tax payments	$5,323	$46,003
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$30,520	$30,421
Accruals related to purchases of property, plant and equipment	$2,505	$1,039
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,475	$851

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

(2)	Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. Our fiscal year ending January 2, 2021 (fiscal 2020) contains 53 weeks. Generally when this occurs, our fourth fiscal quarter contains 14 weeks. However, based upon a third quarter end date of October 3, 2020 (the Saturday closest to September 30) and a fourth quarter end date of January 2, 2021 (the Saturday closest to December 31), for fiscal 2020, the third quarter contained 14 weeks and the fourth quarter will contain 13 weeks. Fiscal 2019 contained 52 weeks and each quarter of 2019 contained 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the fourteen and forty week periods ended October 3, 2020 (third quarter and first three quarters of 2020) and the thirteen and thirty-nine week periods ended September 28, 2019 (third quarter and first three quarters of 2019) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of October 3, 2020, and the results of our operations, comprehensive income, changes in stockholders equity and cash flows for the third quarter and first three quarters of 2020 and 2019. Our results of operations for the third quarter and first three quarters of 2020 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2019 filed with the SEC on February 26, 2020.

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

In March 2020, the SEC adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X, and affiliates whose securities collateralize securities registered or being registered in Rule 3-16 of Regulation S-X (SEC Release No. 33-10762). We adopted the amendments to the disclosure requirements during the third quarter of 2020. This amendment did not have an impact on our consolidated financial statements as this amendment simplifies the financial disclosures required in our guarantor and non-guarantor financial information. The amendment replaces the requirement to present condensed consolidating financial statements, comprised of balance sheets and statements of operations, comprehensive income and cash flows for all periods presented, with summarized financial information of the guarantor only for the most recently completed fiscal year and any subsequent interim period. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries.”

Recently Issued Accounting Standards

In May 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses. The amendments primarily relate to disclosures required by Rule 3-05 and Article 11 of Regulation S-X. Among other things, the final rule modifies the tests provided in Rule 1-02(w) of Regulation S-X used to determine whether a subsidiary or an acquired or disposed business is significant and modifies the number of years of audited financial statements required for acquisitions with significance levels greater than specified percentages. The amendments to the significance tests impact our separate financial statement disclosure requirements for our pending Crisco acquisition. See Note 18, “Subsequent Event.” The amendments take effect January 1, 2021 but voluntary early adoption is permitted. We plan to early adopt the rule in the fourth quarter of 2020.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	October 3, 2020	December 28, 2019
Raw materials and packaging	$84,215	$65,673
Work-in-process	116,862	111,866
Finished goods	275,198	294,648
Inventories	$476,275	$472,187

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	October 3, 2020			December 28, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$20,100	$5,311	$14,789	$19,600	$4,462	$15,138
Customer relationships	354,090	142,750	211,340	354,090	129,402	224,688
Total finite-lived intangible assets	$374,190	$148,061	$226,129	$373,690	$133,864	$239,826

Indefinite-Lived Intangible Assets
Goodwill	$598,860			$596,391
Trademarks	$1,375,300			$1,375,300

The increases in the carrying amounts of finite-lived trademarks and goodwill are attributable to the Farmwise acquisition.

Amortization expense associated with finite-lived intangible assets was $4.7 million and $14.2 million for the third quarter and first three quarters of 2020, respectively, and was $4.7 million and $13.8 million for the third quarter and first three quarters of 2019, respectively, and is recorded in operating expenses. We expect to recognize an additional $4.7 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2020, and thereafter $18.9 million of amortization expense in each of fiscal 2021 and 2022, and $18.8 million in each of fiscal 2023, fiscal 2024 and fiscal 2025.

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	October 3, 2020	December 28, 2019
Revolving credit loans	$—	$—
Tranche B term loans due 2026	371,625	450,000
5.25% senior notes due 2025	900,000	900,000
5.25% senior notes due 2027	550,000	550,000
Unamortized deferred debt financing costs	(17,871)	(20,869)
Unamortized discount/premium	832	652
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	1,804,586	1,879,783
Current portion of long-term debt	—	(5,625)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium, and excluding current portion	$1,804,586	$1,874,158

As of October 3, 2020, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2020 remaining	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	1,821,625
Total	$1,821,625

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility. On October 10, 2019, we amended our senior secured credit agreement to, among other things, provide for an incremental $450.0 million tranche B term loan facility, which closed and funded on October 10, 2019. We used the proceeds of the tranche B term loans, together with the net proceeds of the offering of $550.0 million aggregate principal amount of 5.25% senior notes due 2027 that we completed on September 26, 2019, to redeem all $700.0 million aggregate principal amount of our 4.625% senior notes due 2021, repay a portion of our borrowings under our revolving credit facility, pay related fees and expenses and for general corporate purposes.

On August 20, 2020, we voluntarily prepaid $75.0 million of the tranche B term loans. As a result of the voluntary prepayment and $3.4 million of amortization payments made prior to the voluntary prepayment, $371.6 million of tranche B term loans remained outstanding as of October 3, 2020. The tranche B term loans mature on October 10, 2026 and, prior to the voluntary prepayment, were subject to amortization at the rate of 1% per year.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

As of October 3, 2020, our revolving credit facility was undrawn and the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.9 million, was $698.1 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on November 21, 2022.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period on a pro forma basis) may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio of at least 1.75 to 1.00 as of the last day of any period of four consecutive fiscal quarters. As of October 3, 2020, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of October 3, 2020, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of October 3, 2020, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

Subsidiary Guarantees. We have no assets or operations independent of our direct and indirect subsidiaries. All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries.”

Accrued Interest. At October 3, 2020 and December 28, 2019, accrued interest of $2.0 million and $21.4 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of October 3, 2020 and December 28, 2019 were as follows (in thousands):

	October 3, 2020				December 28, 2019
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$—		$—		$—		$—
Tranche B term loans due 2026	370,031	(1)	369,106	(2)	447,820	(1)	451,179	(2)
5.25% senior notes due 2025	902,427	(3)	927,244	(2)	902,832	(3)	929,917	(2)
5.25% senior notes due 2027	$550,000		$573,375	(2)	$550,000		$550,000	(2)
(1)	The carrying value of the tranche B term loans includes a discount. At October 3, 2020 and December 28, 2019, the face amount of the tranche B term loans was $371.6 million and $450.0 million, respectively.
(2)	Fair values are estimated based on quoted market prices.
(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At October 3, 2020 and December 28, 2019, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the third quarter or first three quarters of 2020 or 2019.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the third quarter and first three quarters of 2020 and 2019 were as follows (in thousands):

	Amounts Reclassified from AOCL
	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended	Affected Line Item in
	October 3,	September 28,	October 3,	September 28,	the Statement Where
Details about AOCL Components	2020	2019	2020	2019	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	$297	$216	$993	$646	See (1) below
Accumulated other comprehensive loss before tax	297	216	993	646	Total before tax
Tax expense	(77)	(63)	(258)	(168)	Income tax expense
Total reclassification	$220	$153	$735	$478	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first three quarters of 2020 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 28, 2019	$(24,761)	$(7,133)	$(31,894)
Other comprehensive loss before reclassifications	—	(8,018)	(8,018)
Amounts reclassified from AOCL	735	—	735
Net current period other comprehensive income (loss)	735	(8,018)	(7,283)
Balance at October 3, 2020	$(24,026)	$(15,151)	$(39,177)

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

During the first quarter of 2019, we repurchased and retired 407,022 shares of common stock at an average price per share, excluding fees and commissions, of $24.55, or $10.0 million in the aggregate. During the third quarter of 2019, we repurchased and retired 1,330,865 shares of common stock at an average price per share, excluding fees and commissions, of $18.55, or $24.7 million in the aggregate. We did not repurchase any shares of our common stock during the first three quarters of 2020 or the second quarter of 2019. As of October 3, 2020, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of October 3, 2020, we had four company-sponsored defined benefit pension plans. The benefits are based on years of service and the employee’s compensation, as defined in the plans. Effective January 1, 2020, newly hired non-union employees are no longer eligible to participate in our defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the third quarter and first three quarters of 2020 and 2019 includes the following components (in thousands):

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Service cost—benefits earned during the period	$2,052	$1,734	$6,571	$5,405
Interest cost on projected benefit obligation	1,322	1,431	4,021	4,304
Expected return on plan assets	(2,320)	(1,962)	(6,868)	(5,789)
Amortization of unrecognized loss	297	216	993	646
Net periodic pension cost	$1,351	$1,419	$4,717	$4,566

We made contributions of $8.0 million and $5.0 million to our company-sponsored defined benefit pension plans during the first three quarters of 2020 and 2019, respectively. Shortly after the end of the third quarter of 2020, we made an additional contribution to our company-sponsored defined benefit pension plans of $3.0 million. We do not plan to make any additional contributions during the remainder of fiscal 2020.

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

B&G Foods made contributions to the multi-employer defined benefit pension plan of $0.7 million during the first three quarters of 2020 and $0.7 million during the first three quarters of 2019. These contributions represented less than five percent of total contributions made to the plan.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)	Leases

Operating Leases. Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items:

	October 3,	December 28,
	2020	2019
Right-of-use assets:
Operating lease right-of-use assets, net	$33,336	$38,698

Operating lease liabilities:
Current portion of operating lease liabilities	$10,731	$9,813
Long-term operating lease liabilities, net of current portion	25,509	31,997
Total operating lease liabilities	$36,240	$41,810

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

The following table shows supplemental information related to leases:

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,089	$3,091	$9,271	$8,588

The components of lease costs were as follows:
Cost of goods sold	$992	$1,081	$3,008	$2,518
Selling, general and administrative expenses	1,977	1,972	5,929	5,912
Total lease costs	$2,969	$3,053	$8,937	$8,430

Total rent expense was $3.7 million, including the operating lease costs of $3.0 million stated above, for the third quarter of 2020, and $11.0 million, including the operating lease costs of $8.9 million stated above, for the first three quarters of 2020. Total rent expense was $3.3 million, including the operating lease costs of $3.1 million stated above, for the third quarter of 2019, and $10.5 million, including the operating lease costs of $8.4 million stated above, for the first three quarters of 2019.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

The following table shows the lease term and discount rate for our ROU assets:

	October 3,	December 28,
	2020	2019
Weighted average remaining lease term (years)	4.9	5.4
Weighted average discount rate	4.03%	4.07%

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of October 3, 2020, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2020 remaining	$3,088
2021	11,616
2022	5,976
2023	5,751
2024	5,088
Thereafter	8,521
Total undiscounted future minimum lease payments	40,040
Less: Imputed interest	(3,800)
Total present value of future operating lease liabilities	$36,240

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first three quarters of 2020 or 2019 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of October 3, 2020, 1,900 of our 2,952 employees, or approximately 64.4%, were covered by collective bargaining agreements. The collective bargaining agreement covering employees at our Ankeny, Iowa facility, which covers approximately 290 employees, expired on April 5, 2020. Prior to the expiration date, B&G Foods and the International Brotherhood of Teamsters, Local No. 238, agreed to temporarily postpone negotiations for a new collective bargaining agreement as a result of the COVID-19 pandemic and negotiations resumed in June 2020. In July 2020, we reached an agreement to extend the collective bargaining for an additional five year period through April 6, 2025. The new agreement has been ratified by the union employees at our Ankeny facility.

As of October 3, 2020, two of our collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering employees at our Terre Haute, Indiana facility, which covers approximately 100 employees and which had been scheduled to expire on March 27, 2020, was extended by B&G Foods and the Chauffeurs, Teamsters, Warehousemen and Helpers Union, Local No. 135, for an additional year in March 2020 and is now scheduled to expire on March 27, 2021. The collective bargaining agreement covering our Stoughton, Wisconsin facility, which covers approximately 180 employees, is scheduled to expire on March 27, 2021. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Terre Haute or Stoughton facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the third quarter of 2020 and 2019, there were 971,142 and 1,113,253, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Weighted average shares outstanding:
Basic	64,216,781	65,081,045	64,133,375	65,336,324
Net effect of potentially dilutive share-based compensation awards	584,130	21,748	300,413	33,830
Diluted	64,800,911	65,102,793	64,433,788	65,370,154

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 61.7% and 57.0% of consolidated net sales for the first three quarters of 2020 and 2019, respectively. Other than Walmart, which accounted for approximately 26.1% and 26.2% of our consolidated net sales for the first three quarters of 2020 and 2019, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2020 or 2019.

Our top ten customers accounted for approximately 61.4% and 62.3% of our consolidated trade accounts receivables as of October 3, 2020 and December 28, 2019, respectively. Other than Walmart, which accounted for approximately 30.6% and 29.1% of our consolidated trade accounts receivables as of October 3, 2020 and December 28, 2019, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of October 3, 2020, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first three quarters of 2020 and 2019, our sales to customers in foreign countries represented approximately 7.6% and 7.5%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)	Share-Based Payments

The following table details our stock option activity for the first three quarters of fiscal 2020 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 28, 2019	1,110,212	$31.20	6.4	$—
Granted	22,193	$24.17
Exercised	(88,291)	$27.39
Forfeited	(9,841)	$27.22
Cancelled	—	$—
Outstanding at October 3, 2020	1,034,273	$31.42	5.7	$496
Exercisable at October 3, 2020	842,062	$32.54	5.3	$232

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during the first three quarters of 2020 and 2019 were as follows:

	2020	2019
Weighted average grant date fair value	$4.51	$2.44
Expected volatility	45.4%	31.3%
Expected term	5.5 years	5.5 years
Risk-free interest rate	0.4%	1.9%
Dividend yield	7.9%	8.4%

The following table details the activity in our non-vested performance share long-term incentive awards (LTIAs) for the first three quarters of 2020:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 28, 2019	661,305	$22.37
Granted	463,434	$10.84
Vested	—	$—
Forfeited	(137,158)	$32.40
Outstanding at October 3, 2020	987,581	$15.57
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our restricted stock for the first quarter of 2020:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 28, 2019	32,059	$24.33
Granted	76,440	$16.50
Vested	(11,140)	$24.01
Forfeited	—	$—
Outstanding at October 3, 2020	97,359	$18.22
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the third quarter and first three quarters of 2020 and 2019 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based payments:

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Number of performance shares vested	—	—	—	102,893
Shares withheld to fund statutory minimum tax withholding	—	—	—	(36,965)
Shares of common stock issued for performance share LTIAs	—	—	—	65,928
Shares of common stock issued upon the exercise of stock options	88,291	—	88,291	—
Shares of common stock issued to non-employee directors for annual equity grants	4,268	—	47,292	45,848
Shares of restricted common stock issued to employees	—	—	76,440	32,059
Shares withheld and retired upon vesting of restricted stock to fund statutory minimum tax withholding	(153)	—	(3,813)	—
Total shares of common stock issued	92,406	—	208,210	143,835

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share based payments) during the third quarter and first three quarters of 2020 and 2019 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
Consolidated Statements of Operations Location	2020	2019	2020	2019
Compensation expense included in cost of goods sold	$814	$216	$1,988	$546
Compensation expense included in selling, general and administrative expenses	2,003	783	5,073	2,417
Total compensation expense for share-based payments	$2,817	$999	$7,061	$2,963

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

As of October 3, 2020, there was $6.5 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 1.8 years, $1.3 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.3 years, and $0.2 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 6 months.

(16)	Workforce Reduction and Retirement Expenses

Workforce Reduction Expenses. During fiscal 2019, we implemented a reduction in workforce and we recorded charges of $2.4 million ($2.1 million of which were recorded during the first three quarters of 2019). Substantially all of these charges have resulted or will result in cash payments, of which $1.5 million were made during fiscal 2019 (including $1.3 million during the first three quarters of 2019) and $0.2 million and $0.6 million were made during the third quarter and first three quarters of 2020, respectively. Approximately $0.3 million of cash payments will be made during the remainder of fiscal 2020 and the first quarter of 2021.

Retirement Expenses. As previously disclosed, we entered into retirement agreements with two of our executive vice presidents during the first quarter of 2019. The retirement and other benefits payable under the agreements are included in the estimated charges set forth above.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(17)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Brand:(1)
Green Giant - frozen(2)	$102,583	$80,641	$316,796	$269,161
Spices & Seasonings(3)	78,609	61,197	198,896	185,435
Green Giant - shelf-stable(4)	38,572	29,672	125,534	74,421
Ortega	36,045	34,995	121,623	106,295
Clabber Girl(5)	24,703	20,054	69,835	28,455
Maple Grove Farms of Vermont	20,668	17,490	57,153	53,165
Dash	19,518	14,360	54,856	43,995
Cream of Wheat	16,427	14,021	53,338	43,109
Victoria	17,527	11,244	43,580	31,702
Back to Nature	15,411	15,372	42,993	48,037
All other brands	125,696	107,265	373,064	306,467
Total	$495,759	$406,311	$1,457,668	$1,190,242
(1)	Table includes net sales for each of our brands whose net sales for the first three quarters of 2020 or fiscal 2019 represent approximately 3% or more of our total net sales for those periods, and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Includes net sales of the Farmwise brand. We completed the Farmwise acquisition on February 19, 2020. See Note 3, “Acquisitions.”
(3)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(4)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(5)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes. See Note 3, “Acquisitions.”

(18)	Subsequent Event

Crisco Acquisition. On October 26, 2020, we entered into an agreement to acquire the Crisco brand of oils and shortening from The J. M. Smucker Co. for approximately $550.0 million in cash, subject to a post-closing adjustment based upon inventory at closing. As part of the acquisition, we are also acquiring a manufacturing facility and warehouse in Cincinnati, Ohio. The asset purchase agreement includes an agreement for Smucker to provide certain transition services associated with the acquired business for up to nine to twelve months following closing. Subject to regulatory approval and the satisfaction of customary closing conditions set forth in the asset purchase agreement, we expect the acquisition to close during the fourth quarter of 2020. We expect to fund the acquisition and related fees and expenses with cash on hand and revolving loans under our existing credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the fourteen and forty weeks ended October 3, 2020 (third quarter and first three quarters of 2020) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2019 (fiscal 2019) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2020 (which we refer to as our 2019 Annual Report on Form 10-K).

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

On October 26, 2020, we entered into an agreement with The J. M. Smucker Company to acquire the Crisco brand of oils and shortening for a purchase price of $550.0 million in cash, subject to a post-closing adjustment based upon inventory at closing. As part of the acquisition, we are also acquiring a manufacturing facility and warehouse in Cincinnati, Ohio. The asset purchase agreement includes an agreement for Smucker to provide certain transition services associated with the acquired business for up to nine to twelve months following closing. Subject to regulatory approval and the satisfaction of customary closing conditions set forth in the asset purchase agreement, we expect the acquisition to close during the fourth quarter of 2020. We refer to the acquisition in this report as the pending Crisco acquisition.

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

We experienced moderate net cost increases for raw materials during the third quarter and first three quarters of 2020 and fiscal 2019 and anticipate higher raw materials cost increases for the remainder of fiscal 2020. We are currently locked into our supply and prices for a majority of our most significant commodities (excluding, among others, maple syrup) through the remainder of fiscal 2020.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2020 and 2019, our net sales to customers in foreign countries represented approximately 7.6% and 7.5%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements.

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

Precautionary measures that we have taken to protect our employees, customers, suppliers and other business partners, and to maintain our ability to supply food products, include, among many others, the following:

●	the establishment of a COVID-19 task force consisting of our executives and other members of senior management;
●	social distancing and the required wearing of face masks at all manufacturing locations and the installation of plexiglass barriers at spots where line workers must work in close proximity;
●	enhanced sanitization procedures at all manufacturing and other work locations;
●	screening of all employees, including temperature checks, before entering manufacturing facilities;
●	quarantining (with pay) of all employees who may have been exposed to COVID-19 or who are exhibiting any symptoms of COVID-19;
●	manufacturing plant shutdowns for sanitization when necessary upon a COVID-19 positive test;
●	the notification of manufacturing employees of any COVID-19 positive tests at their manufacturing location and the quarantining (with pay) of any employee who may have had contact with the employee who tested positive;
●	instituting a work from home policy for office workers, and reducing office capacity and implementing social distancing and other precautionary measures for those workers returning to the office; and
●	constant communication with our customers and supply chain partners.

We have also rewarded our dedicated employees at our manufacturing facilities by temporarily increasing compensation for our hourly employees, supervisors and managers from March 30, 2020 through at least December 31, 2020.

Financial Impact to Date. Due in part to general industry softness as well as reduced volumes resulting from our trade spend optimization efforts designed to reduce unprofitable trade spend during the non-holiday season, net sales in January and February 2020 were lower than in the prior year. However, we began to see a significant increase in net sales in the second half of March 2020 that more than offset the January and February declines as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home mandates. The increase in net sales continued during the second and third quarters, as our net sales increased $141.3 million, or 38.1%, to $512.5 million for the second quarter of 2020 from $371.2 million for the second quarter of 2019 and net sales increased $89.5 million, or 22.0%, to $495.8 million for the third quarter of 2020 from $406.3 million for the third quarter of 2019. As discussed below, the increase in net sales in the third quarter was also partially attributable to an extra reporting week in the third quarter of 2020 as compared to the third quarter of 2019. For both the second and third quarters of 2020, increases in our net sales to supermarkets, mass merchants, warehouse clubs, wholesalers and e-commerce customers more than offset declines at foodservice customers (for fiscal 2019, our net sales to foodservice customers represented approximately 13% of our overall net sales). To date, we estimate we have spent approximately $9.2 million on COVID-19-related costs since the start of the pandemic. This includes our estimated costs to take the precautionary health and safety measures described above and to provide our manufacturing employees the temporary enhanced compensation described above and to continue to pay employees while they are in quarantine. Most of these costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

As reflected above, the pandemic has to date overall had a positive impact on our operating results and therefore our net cash provided by operating activities, which increased to $232.3 million for the first three quarters of 2020. As a result, during the second quarter of 2020 we repaid all outstanding borrowings under our revolving credit facility, during the third quarter of 2020 we voluntarily prepaid $75.0 million of tranche B term loans, and we ended the third quarter of 2020 with cash and cash equivalents of $57.0 million. Net of letters of credit of $1.9 million, we have remaining available borrowing capacity under our revolving credit facility of $698.1 million. See “—Liquidity and Capital Resources—Debt” below.

Expectations and Risk Factors in Light of the COVID-19 Pandemic. As discussed above, increased customer and consumer demand resulting from the COVID-19 pandemic, social distancing and stay-at-home mandates has had a material positive impact on our company’s net sales, adjusted EBITDA, net cash provided by operating activities and net leverage in the first three quarters of 2020. However, the ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home mandates and whether a second or third wave of COVID-19 will affect the United States and the rest of North America, our company’s ability to continue to operate our manufacturing facilities, maintain our supply chain without material disruption, and procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating habits. See Part II, Item 1A, “Risk Factors,” of this report for a discussion of certain of the challenges relating to the COVID-19 pandemic that could adversely affect our businesses.

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

Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries

As further discussed in Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, our obligations under the 4.625% senior notes due 2021 were, and our obligations under the 5.25% senior notes due 2025 and the 5.25% senior notes due 2027 are, jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this section as the guarantor subsidiaries. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 5.25% senior notes due 2025 or the 5.25% senior notes due 2027. In this section, we refer to these foreign subsidiaries and future foreign or partially owned domestic subsidiaries as the non-guarantor subsidiaries. We redeemed all of our 4.625% senior notes due 2021 on October 10, 2019. See Note 6, “Long-Term Debt” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

The senior notes and the subsidiary guarantees are our and the guarantor subsidiaries’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantor subsidiaries’ secured indebtedness and to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantor subsidiaries’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantor subsidiaries’ future subordinated debt.

Each guarantee contains a provision intended to limit the guarantor subsidiary’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. However, we cannot assure you that this provision will be effective to protect the subsidiary guarantees from being voided under fraudulent transfer laws.

A guarantor subsidiary’s guarantee will be automatically released: (1) in connection with any sale or other disposition of all or substantially all of the assets of that guarantor subsidiary (including by way of merger or consolidation) to a person or entity that is not (either before or after giving effect to such transaction) B&G Foods or a “restricted subsidiary” of B&G Foods under the applicable indenture, if the sale or other disposition complies with the asset sale provisions of the applicable indenture; (2) in connection with any sale or other disposition of all of the capital stock of that guarantor subsidiary to a person or entity that is not (either before or after giving effect to such transaction) B&G Foods or a “restricted subsidiary” of B&G Foods, if the sale or other disposition complies with the asset sale provisions of the applicable indenture; (3) if B&G Foods designates any “restricted subsidiary” that is a guarantor subsidiary to be an “unrestricted subsidiary” in accordance with the applicable provisions of the indenture; (4) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture; (5) if such guarantor subsidiary no longer constitutes a domestic subsidiary; or (6) if it is determined in good faith by B&G Foods that a liquidation, dissolution or merger out of existence of such guarantor subsidiary is in the best interests of B&G Foods and is not materially disadvantageous to the holders of the senior notes.

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	October 3,	December 28,
	2020	2019
Current assets(1)	$661,813	$594,800
Non-current assets	2,549,953	2,581,921
Current liabilities(2)	$265,040	$198,378
Non-current liabilities	2,136,764	2,198,108
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $7.7 million and $30.9 million as of October 3, 2020 and December 28, 2019, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $3.6 million and $0.0 million as of October 3, 2020 and December 28, 2019, respectively.

Forty Weeks Ended
October 3,
2020
Net sales	$1,295,686
Gross profit	356,458
Operating income	220,141
Income before income tax expense	144,679
Net income	$110,692

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

The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 24.0% and 25.8% for the first three quarters of 2020 and 2019, respectively.

We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

The U.S. Tax Act also limits the deduction for net interest expense (including treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. In fiscal 2019 this limitation resulted in an increase to our taxable income of $30.2 million and we accordingly established a deferred tax asset of $7.4 million without a valuation allowance. Although our interest expense exceeded 30% of our adjusted taxable income in fiscal 2019, at this time we do not believe this limitation has had, or will have, a material adverse impact on our business or financial results because any interest that is non-

deductible may be carried forward indefinitely and we believe we have sufficient deferred tax liabilities to offset any deferred tax assets resulting from currently non-deductible interest expense.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2020 and 2019 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.6%	73.2%	74.3%	75.7%
Gross profit	27.4%	26.8%	25.7%	24.3%

Operating expenses:
Selling, general and administrative expenses	8.8%	9.4%	8.7%	9.8%
Amortization expense	0.9%	1.2%	1.0%	1.2%
Operating income	17.7%	16.2%	16.0%	13.3%

Other income and expenses:
Interest expense, net	5.3%	5.9%	5.3%	5.9%
Other income	(0.1)%	—%	(0.1)%	(0.1)%
Income before income tax expense	12.5%	10.3%	10.8%	7.5%
Income tax expense	3.1%	2.6%	2.6%	1.9%
Net income	9.4%	7.7%	8.2%	5.6%

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

A reconciliation of base business net sales to net sales for the third quarter and first three quarters of 2020 and 2019 follows (in thousands):

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Net sales	$495,759	$406,311	$1,457,668	$1,190,242
Net sales from acquisitions(1)	(376)	—	(34,906)	—
Base business net sales	$495,383	$406,311	$1,422,762	$1,190,242
(1)	Includes four and one-half months of net sales for Clabber Girl in the first three quarters of 2020 for which there was no comparable period of net sales in the first three quarters of 2019. Also includes net sales for Farmwise for the third quarter and first three quarters of 2020. Clabber Girl was acquired on May 15, 2019 and Farmwise was acquired on February 19, 2020.

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

A reconciliation of EBITDA and adjusted EBITDA to net income and to net cash provided by operating activities for the third quarter and first three quarters of 2020 and 2019 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Net income	$46,813	$31,088	$119,816	$66,130
Income tax expense	15,355	10,759	37,853	22,948
Interest expense, net	26,430	24,152	77,318	70,405
Depreciation and amortization	15,589	15,122	46,508	43,542
EBITDA	104,187	81,121	281,495	203,025
Acquisition/divestiture-related and non-recurring expenses(1)	423	5,111	6,403	13,630
Inventory reduction plan impact(2)	—	—	—	16,382
Adjusted EBITDA	104,610	86,232	287,898	233,037
Income tax expense	(15,355)	(10,759)	(37,853)	(22,948)
Interest expense, net	(26,430)	(24,152)	(77,318)	(70,405)
Acquisition/divestiture-related and non-recurring expenses(1)	(423)	(5,111)	(6,403)	(13,630)
Inventory reduction plan impact(2)	—	—	—	(16,382)
Write-off of property, plant and equipment	—	76	(61)	89
Deferred income taxes	5,587	8,382	19,868	15,622
Amortization of deferred debt financing costs and bond discount	1,965	873	3,764	2,618
Share-based compensation expense	2,817	999	7,061	2,963
Changes in assets and liabilities, net of effects of business combinations	(86,834)	(72,057)	35,347	(129,635)
Net cash provided by (used in) operating activities(3)	$(14,063)	$(15,517)	$232,303	$1,329
(1)	Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2020 of $0.4 million and $6.4 million, respectively, primarily includes acquisition and integration expenses for the Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to a 2019 workforce reduction and certain other cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2019 of $5.1 million and $13.6 million, respectively, primarily includes acquisition and integration expenses for the Clabber Girl acquisition, transition expenses for the Pirate Brands sale, and severance and other expenses primarily relating to a workforce reduction.
(2)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For the first three quarters of 2019, inventory reduction plan impact of $16.4 million includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of our inventory reduction plan.
(3)	Our divestiture of Pirate Brands during the fourth quarter of 2018 resulted in a gain on sale during 2018 of approximately $176.4 million. The gain on sale negatively impacted our income taxes for 2019 by approximately $73.9 million, which includes a cash tax payment we made during the second quarter of 2019 of $44.7 million and a cash tax benefit we otherwise would have expected to receive of approximately $29.2 million. Excluding the negative tax impact of the gain on sale, our net cash provided by operating activities for the first three quarters of 2019 would have been approximately $75.2 million.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the third quarter and first three quarters of 2020 and 2019 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Fourteen Weeks Ended	Thirteen Weeks Ended	Forty Weeks Ended	Thirty-nine Weeks Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Net income	$46,813	$31,088	$119,816	$66,130
Acquisition/divestiture-related and non-recurring expenses, net of tax(1)	319	3,794	4,834	10,119
Inventory reduction plan impact, net of tax(2)	—	—	—	12,162
Accelerated amortization of deferred debt financing costs(3)	808	—	808	—
Tax benefit(4)	—	—	(2,258)	—
Adjusted net income	$47,940	$34,882	$123,200	$88,411
Adjusted diluted earnings per share	$0.74	$0.54	$1.91	$1.35
(1)	Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2020 primarily includes acquisition and integration expenses for the Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to a 2019 workforce reduction and certain other cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2019 primarily includes acquisition and integration expenses for the Clabber Girl acquisition, transition expenses for the Pirate Brands sale, and severance and other expenses primarily relating to a workforce reduction.
(2)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For the first three quarters of 2019, inventory reduction plan impact of $16.4 million (or $12.2 million net of taxes) includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of our inventory reduction plan.
(3)	Interest expense for the third quarter and first three quarters of 2020 includes the accelerated amortization of deferred debt financing costs of $1.1 million (or $0.8 million net of taxes), resulting from our voluntary partial prepayment of tranche B term loans.
(4)	The first three quarters of 2020 includes a $2.3 million tax benefit associated with the U.S. CARES Act, which was recorded during the first quarter of 2020. See “— U.S. Tax Act and U.S. CARES Act” above.

Third quarter of 2020 compared to the third quarter of 2019

Net Sales. Net sales for the third quarter of 2020 increased $89.5 million, or 22.0%, to $495.8 million from $406.3 million for the third quarter of 2019. The increase was primarily attributable to materially increased net sales resulting from increased demand for our products due to the COVID-19 pandemic, as well as one extra week in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. We estimate that the additional week in the third quarter of 2020 contributed approximately $35.0 million to our net sales for the quarter. Our net sales also benefited from the Farmwise acquisition, which was completed on February 19, 2020. Net sales of Farmwise contributed $0.4 million to our net sales for the third quarter of 2020.

Base business net sales for the third quarter of 2020 increased $89.1 million, or 21.9%, to $495.4 million from $406.3 million for the third quarter of 2019. The increase in base business net sales reflected an increase in unit volume of $89.8 million, partially offset by a slight decrease in net pricing of $0.4 million, or 0.1% of base business net sales, and the negative impact of foreign currency of $0.3 million.

Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $37.9 million, or 31.5%, in the third quarter of 2020, as compared to the third quarter of 2019. Net sales of Green Giant frozen increased $21.6 million, or 26.7%, for the quarter. Net sales of Green Giant shelf-stable (including Le Sueur) increased $16.3 million, or 41.2%, for the third quarter of 2020.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first three quarters of 2020 or fiscal 2019 represent approximately 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the third quarter of 2020:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - frozen	$21.6	26.7%
Spices & Seasonings(1)	17.4	28.5%
Green Giant - shelf-stable(2)	16.3	41.2%
Victoria	6.3	55.9%
Dash	5.1	35.9%
Clabber Girl	4.6	23.2%
Maple Grove Farms of Vermont	3.2	18.2%
Cream of Wheat	2.4	17.2%
Ortega	1.0	3.0%
Back to Nature	—	0.3%
All other brands	11.2	11.3%
Base business net sales increase	$89.1	21.9%
(1)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(2)	Includes net sales of the Le Sueur brand.

Gross Profit. Gross profit was $136.0 million for the third quarter of 2020, or 27.4% of net sales. Excluding the negative impact of $0.1 million of acquisition/divestiture-related and non-recurring expenses during the third quarter of 2020, our gross profit would have been $136.1 million, or 27.5% of net sales. Gross profit was $108.8 million for the third quarter of 2019, or 26.8% of net sales. Excluding the negative impact of $1.5 million of acquisition/divestiture-related and non-recurring expenses during the third quarter of 2019, which includes expenses relating to the trailing non-cash accounting impact of our 2018 inventory reduction plan, our gross profit would have been $110.3 million, or 27.2% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.3 million, or 13.9%, to $43.4 million for the third quarter of 2020 from $38.1 million for the third quarter of 2019. The increase was composed of increases in consumer marketing expenses of $3.8 million, general and administrative expenses of $2.7 million, selling expenses of $1.8 million and warehousing expenses of $0.3 million, partially offset by a decrease in acquisition/divestiture-related and non-recurring expenses of $3.3 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.6 percentage points to 8.8% for the third quarter of 2020, compared to 9.4% for the third quarter of 2019.

Amortization Expense. Amortization expense remained flat at $4.7 million for the third quarter of 2020 compared to the third quarter of 2019.

Operating Income. As a result of the foregoing, operating income increased $22.0 million, or 33.3%, to $87.9 million for the third quarter of 2020 from $65.9 million for the third quarter of 2019. Operating income expressed as a percentage of net sales increased to 17.7% in the third quarter of 2020 from 16.2% in the third quarter of 2019.

Net Interest Expense. Net interest expense increased $2.2 million, or 9.4%, to $26.4 million for the third quarter of 2020 from $24.2 million in the third quarter of 2019. The increase was primarily attributable to (1) additional interest expense of $1.5 million resulting from one extra week in the third quarter of 2020 and (2) the accelerated amortization of $1.1 million of deferred debt financing costs resulting from our voluntary partial prepayment of tranche B term loans. These increases were partially offset by a reduction in average long-term debt outstanding during the quarter, primarily due to the voluntary partial prepayment of $75.0 million of tranche B term loans in August 2020. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the third quarter of 2020 and 2019 includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million and $0.2 million, respectively. Other income for the third quarter of 2020 and 2019 also includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs, in the amount of $0.7 million and $0.3 million, respectively.

Income Tax Expense. Income tax expense increased $4.6 million to $15.4 million for the third quarter of 2020 from $10.8 million for the third quarter of 2019 due to higher taxable income. Our effective tax rate was 24.7% for the third quarter of 2020 and 25.7% for the third quarter of 2019. See “U.S. Tax Act and U.S. CARES Act” above.

First three quarters of 2020 compared to the first three quarters of 2019

Net Sales. Net sales for the first three quarters of 2020 increased $267.5 million, or 22.5%, to $1,457.7 million from $1,190.2 million for the first three quarters of 2019. The increase was primarily attributable to materially increased net sales in March through September 2020 (as compared to March through September 2019) resulting from increased demand for our products due to the COVID-19 pandemic. Our net sales also benefited from one extra week in the first three quarters of 2020 and the Clabber Girl and Farmwise acquisitions, which were completed on May 15, 2019 and February 19, 2020, respectively. We estimate that the additional week in the third quarter of 2020 contributed approximately $35.0 million to our net sales for the first three quarters of 2020. An additional four and one-half months of net sales of Clabber Girl and an additional seven and one-half months of net sales of Farmwise contributed $33.7 million and $1.2 million, respectively, to our net sales for the first three quarters of 2020.

Base business net sales for the first three quarters of 2020 increased $232.6 million, or 19.5%, to $1,422.8 million from $1,190.2 million for the first three quarters of 2019. The increase in base business net sales reflected an increase in unit volume of $209.7 million and an increase in net pricing (inclusive of the impact of our 2019 list price increases, the trade spend optimization program we initiated in 2019, and a temporarily lower trade spend environment in the industry during the first half of the year) of $24.1 million, or 2.0% of base business net sales, partially offset by the negative impact of foreign currency of $1.2 million.

Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $111.3 million, or 30.1%, in the first three quarters of 2020, as compared to the first three quarters of 2019. Net sales of Green Giant shelf-stable (including Le Sueur) increased $64.9 million, or 64.8%, for the first three quarters of 2020. Net sales of Green Giant frozen increased $46.4 million, or 17.3%, for the first three quarters of 2020.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first three quarters of 2020 or fiscal 2019 represent approximately 3% or more of our total net sales for those periods, and for “all other brands” in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the first three quarters of 2020:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - shelf-stable(1)	$64.9	64.8%
Green Giant - frozen	46.4	17.3%
Ortega	15.3	14.4%
Spices & Seasonings(2)	13.5	7.3%
Victoria	11.9	37.5%
Dash	10.9	24.7%
Cream of Wheat	10.2	23.7%
Clabber Girl(3)	7.6	26.9%
Maple Grove Farms of Vermont	4.0	7.5%
Back to Nature	(5.0)	(10.5)%
All other brands	52.9	18.8%
Base business net sales increase	$232.6	19.5%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(3)	For the first three quarters of 2020, includes net sales of Clabber Girl only from May 15, 2020 through October 3, 2020, as net sales prior to May 15, 2020 are not included in base business net sales. Clabber Girl was acquired on May 15, 2019. See Note 3, “Acquisitions,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Gross Profit. Gross profit was $375.0 million for the first three quarters of 2020, or 25.7% of net sales. Excluding the negative impact of $2.8 million of acquisition/divestiture-related and non-recurring expenses during the first three quarters of 2020, our gross profit would have been $377.8 million, or 25.9% of net sales. Gross profit was $288.7 million for the first three quarters of 2019, or 24.3% of net sales. Excluding the negative impact of $19.5 million of acquisition/divestiture-related and non-recurring expenses during the first three quarters of 2019, which includes expenses relating to the trailing non-cash accounting impact of our 2018 inventory reduction plan, our gross profit would have been $308.2 million, or 25.9% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.4 million, or 9.8%, to $127.7 million for the first three quarters of 2020 from $116.3 million for the first three quarters of 2019. The increase was composed of increases in general and administrative expenses of $9.1 million, selling expenses of $6.4 million and consumer marketing expenses of $3.2 million, partially offset by decreases in acquisition/divestiture-related and non-recurring expenses of $7.0 million and warehousing expenses of $0.3 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 1.1 percentage points to 8.7% for the first three quarters of 2020, compared to 9.8% for the first three quarters of 2019.

Amortization Expense. Amortization expense increased $0.4 million to $14.2 million for the first three quarters of 2020 from $13.8 million for the first three quarters of 2019 due to the Clabber Girl acquisition completed in the second quarter of 2019.

Operating Income. As a result of the foregoing, operating income increased $74.5 million, or 47.0%, to $233.1 million for the first three quarters of 2020 from $158.6 million for the first three quarters of 2019. Operating income expressed as a percentage of net sales increased to 16.0% in the first three quarters of 2020 from 13.3% in the first three quarters of 2019.

Net Interest Expense. Net interest expense increased $6.9 million, or 9.8%, to $77.3 million for the first three quarters of 2020 from $70.4 million in the first three quarters of 2019. The increase was primarily attributable to the following factors: (1) additional interest expense of $1.5 million resulting from one extra week in the third quarter of 2020, (2) the accelerated amortization of $1.1 million of deferred debt financing costs resulting from our voluntary partial prepayment of tranche B term loans, and (3) an increase in average long-term debt outstanding during the first three quarters of 2020 as compared to the first three quarters of 2019. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first three quarters of 2020 and 2019 includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in each period. Other income for the first three quarters of 2020 and 2019 also includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.9 million and $0.8 million, respectively.

Income Tax Expense. Income tax expense increased $15.0 million to $37.9 million for the first three quarters of 2020 from $22.9 million for the first three quarters of 2019 due to higher taxable income, partially offset by a tax benefit. We recorded a $2.3 million tax benefit during the first quarter of 2020 resulting from the U.S. CARES Act, which increased the adjusted taxable income limitation from 30% to 50%. Our effective tax rate was 24.0% for the first three quarters of 2020 and 25.8% for the first three quarters of 2019. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $231.0 million to $232.3 million for the first three quarters of 2020 from $1.3 million for the first three quarters of 2019. The increase in net cash provided by operating activities was largely due to higher net income, primarily attributable to the positive impact of increased base business unit volume on our net sales as a result of the COVID-19 pandemic, the addition of one extra week in the third quarter of 2020, and increased net sales due to an extra four and one-half months of net sales of Clabber Girl and an extra seven and one-half months of net sales of Farmwise during the first three quarters of 2020 compared to the first three quarters of 2019. The increase in net cash provided by operating activities was also due to the negative impact to income taxes of approximately $73.9 million in the first three quarters of 2019 resulting from our divestiture of Pirate Brands in the fourth quarter of 2018, which included a cash tax payment of $44.7 million made during the second quarter of 2019 and a cash tax benefit we otherwise would have expected to receive during the second quarter of 2019 of approximately $29.2 million. Additionally, the increase in net cash provided by operating activities also reflected favorable working capital comparisons in the first three quarters of 2020 compared to the first three quarters of 2019, primarily comprised of inventories and trade accounts payable, partially offset by an unfavorable change in trade accounts receivable and accrued expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $91.5 million to $19.4 million for the first three quarters of 2020 from $110.9 million for the first three quarters of 2019. The decrease was primarily attributable to the $82.4 million paid for the Clabber Girl acquisition in the second quarter of 2019 and lower capital expenditures during the first three quarters of 2020 compared to the first three quarters of 2019, partially offset by the Farmwise acquisition in the first quarter of 2020.

Net Cash (Used in) Provided by Financing Activities. Cash flows from financing activities decreased $532.3 million to $167.4 million net cash used in financing activities for the first three quarters of 2020 as compared to $364.9 million net cash provided by financing activities for the first three quarters of 2019. The decrease was primarily driven by $550.0 million of net proceeds from the issuance of long-term debt during the first three quarters of 2019 compared to no net proceeds from the issuance of long-term debt during the first three quarters of 2020, as well as $78.4 million of net repayments of long-term debt during the first three quarters of 2020 compared to no net repayments of long-term debt during the first three quarters of 2019, partially offset by net repayments of borrowings under our revolving credit facility of $50.0 million and stock repurchases of $34.7 million during the first three quarters of 2019 compared to no stock repurchases during the first three quarters of 2020.

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

For the first three quarters of 2020 and 2019, we had net cash provided by operating activities of $232.3 million and $1.3 million, respectively, and distributed as dividends $91.4 million and $93.2 million, respectively. Including the dividend payment that we made in the fourth quarter on October 30, 2020, we paid quarterly dividends of $121.9 million in fiscal 2020. Based upon our current dividend rate of $1.90 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2021 to be approximately $122.1 million.

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

We financed the Farmwise acquisition, completed in February 2020, with cash on hand and the Clabber Girl acquisition, completed in May 2019, with cash on hand and additional revolving loans under our existing credit facility. We expect to fund the pending Crisco acquisition, which we expect to close during the fourth quarter of 2020, and related fees and expenses with cash on hand and revolving loans under our existing credit facility. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

Debt

See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a description of our senior secured credit agreement, including our revolving credit facility and tranche B term loans; our 5.25% senior notes due 2025; and our 5.25% senior notes due 2027. See also “—Acquisitions” above regarding the pending Crisco acquisition.

In light of the COVID-19 pandemic and out of an abundance of caution, we made a revolver draw of $100.0 million in mid-March 2020 under our $700.0 million revolving credit facility under our credit agreement. We subsequently repaid all revolver borrowings in May and June 2020. As a result, as of October 3, 2020, our revolving credit facility was undrawn and the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.9 million, was $698.1 million.

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

During the first quarter of 2019, we repurchased and retired 407,022 shares of common stock at an average price per share, excluding fees and commissions, of $24.55, or $10.0 million in the aggregate. During the third quarter of 2019, we repurchased and retired 1,330,865 shares of common stock at an average price per share, excluding fees and commissions, of $18.55, or $24.7 million in the aggregate. We did not repurchase any shares of our common stock during the first three quarters of 2020 or the second quarter of 2019. As of October 3, 2020, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

Future Capital Needs

On October 3, 2020, our total long-term debt of $1,804.6 million, net of our cash and cash equivalents of $57.0 million, was $1,747.6 million. Stockholders’ equity as of that date was $843.4 million.

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

We expect to make capital expenditures of approximately $40.0 million to $45.0 million in the aggregate during fiscal 2020, $19.0 million of which were made during the first three quarters of 2020. Our projected capital expenditures for fiscal 2020 include, among other things, approximately $22.1 million for profit enhancing and asset sustainability projects, $11.1 million for productivity increases and cost saving initiatives and $8.1 million for information technology (hardware and software).

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

Off-balance Sheet Arrangements

As of October 3, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future purchase obligations, future operating lease obligations and future pension obligations. During the first three quarters of 2020, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2019 Annual Report on Form 10-K, except as described in Note 6, “Long-term Debt” and Note 10, “Pension Benefits” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At October 3, 2020, we had $1,450.0 million of fixed rate debt and $371.6 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at October 3, 2020, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $3.7 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of October 3, 2020 and December 28, 2019 were as follows (in thousands):

	October 3, 2020				December 28, 2019
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$—		$—		$—		$—
Tranche B term loans due 2026	370,031	(1)	369,106	(2)	447,820	(1)	451,179	(2)
5.25% senior notes due 2025	902,427	(3)	927,244	(2)	902,832	(3)	929,917	(2)
5.25% senior notes due 2027	$550,000		$573,375	(2)	$550,000		$550,000	(2)
(1)	The carrying value of the tranche B term loans includes a discount. At October 3, 2020 and December 28, 2019, the face amount of the tranche B term loans was $371.6 million and $450.0 million, respectively.
(2)	Fair values are estimated based on quoted market prices.
(3)	The carrying values of the 5.25% senior notes due 2025 include a premium. At October 3, 2020 and December 28, 2019, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 7.6% and 7.5% of our total net sales during the first three quarters of 2020 and 2019, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos.

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

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2017. Since then, we have been planning for and working on the transition of the remainder of our business to that new ERP system. Implementation, integration and transition efforts for the remainder of our business (other than our Mexican operations) continued during fiscal 2019 and was substantially completed during the second quarter of 2019. We continued to implement additional modules and transition recently acquired businesses to the ERP system during 2020. In connection with the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation, integration and transition. To date, the implementation, integration and transition have not materially affected and, upon completion we do not expect the implementation, integration and transition to have any material effect on, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION

22.1	Guarantor Subsidiaries.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended October 3, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2020, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2020	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)