Form 10-K
period 2021-01-02
B&G Foods, Inc.
filed 2021-03-02
CIK 1278027

As filed with the Securities and Exchange Commission on March 2, 2021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2021

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.               ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and holders of more than 10% of the registrant’s common stock are affiliates of the registrant) as of June 26, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $1,093,092,781 (based on the $24.30 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of February 24, 2021, the registrant had 64,672,816 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before May 3, 2021 in connection with the registrant’s 2021 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 2, 2021

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	the ultimate impact the COVID-19 pandemic will have on our business, which will depend on many factors, including, without limitation,
o	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry;
o	the duration of social distancing and stay-at-home and work-from-home mandates and recommendations, and whether additional waves of COVID-19 will affect the United States and the rest of North America; and
o	the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits;
●	our substantial leverage;
●	the effects of rising costs for our raw materials, packaging, ingredients and distribution;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, including the Crisco acquisition, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;
●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act and the U.S. CARES Act;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
●	future impairments of our goodwill and intangible assets;

●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	our sustainability initiatives and changes to environmental laws and regulations;
●	other factors that affect the food industry generally, including:
o	recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;
o	competitors’ pricing practices and promotional spending levels;
o	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and
o	the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and
●	other factors discussed elsewhere in this report, including under Part I, Item 1A, “Risk Factors,” and in our other public filings with the SEC.

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

PART I

Item 1. Business.

Overview

The terms “B&G Foods,” “our,” “we” and “us,” as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended December 31, 2016, December 30, 2017, December 29, 2018, December 28, 2019, January 2, 2021 and January 1, 2022 as “fiscal 2016,” “fiscal 2017,” “fiscal 2018,” “fiscal 2019,” “fiscal 2020” and “fiscal 2021,” respectively. Our fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to December 31. Fiscal 2021 contains 52 weeks, fiscal 2020 contained 53 weeks and fiscal 2019, 2018, 2017 and 2016 each contained 52 weeks.

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

The table below includes some of the acquisitions and the divestiture we have completed in recent years:

Date	Significant Event
December 2020	Acquisition of the Crisco brand of oils and shortening from The J. M. Smucker Co., referred to as the “Crisco acquisition” in the remainder of this report.
May 2019

Acquisition of Clabber Girl Corporation, including the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes, from Hulman & Company, referred to as the “Clabber Girl acquisition” in the remainder of this report.

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

The Crisco brand was introduced in 1911 and has revolutionized the way food is prepared and the way it tastes. From being the first shortening product made of plant based oils and oil seeds to creating the first cooking oil that was promoted for its light taste, Crisco has been making life in the kitchen more delicious for years. Today, Crisco is the number one brand of vegetable shortening, the number one brand of vegetable oil and also holds a leadership position in other cooking oils and cooking sprays.

The Ortega brand has been in existence since 1897. Its products span the shelf-stable Mexican food segment including taco shells, tortillas, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products.

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

The Dash brand, which was introduced in 1983 as the original brand in salt-free seasonings, is available in more than a dozen blends. In 2005, the leading brand in salt-free seasonings introduced salt-free marinades. Dash’s brand essence, “Salt-Free, Flavor-Full,” resonates with consumers and underscores the brand’s commitment to provide healthy products that fulfill consumers’ expectations for taste. Prior to 2020, the brand was known as Mrs. Dash.

Victoria Fine Foods is a Brooklyn-based business founded in 1929. The Victoria brand offers a variety of premium pasta and specialty sauces, savory condiments and tasty gourmet spreads. Using traditional cooking methods, Victoria sauces are slow kettle-cooked to ensure rich flavor and a homemade taste. Committed to its values of quality, honesty, authenticity and community, Victoria believes that Ingredients Come First.

Back to Nature has been a pioneer in the better-for-you snack foods category and it is a leading cookie and cracker brand in the category. The Back to Nature brand’s product offerings include plant-based, Non-GMO Project Verified, organic and gluten free products.

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

The Spice Islands brand, established in San Francisco in 1941, is a leading premium spices and extracts brand offering a diverse line of high quality products including spices, seasonings, dried herbs, extracts, flavorings and sauce blends. The brand’s offerings include organic products.

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

The Old London brand was created in 1932 and offers a wide variety of flavors available in melba toasts, melba rounds and other snacks. Old London also markets specialty snacks under the Devonsheer brand name.

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

The Sugar Twin brand, primarily sold in Canada, was developed in 1968 and is a calorie free sugar substitute.

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

The Farmwise brand was introduced in 2014 with a mission of developing “better-for-you” alternatives to some of America’s favorite foods without compromising on taste. Farmwise Veggie Fries, Veggie Tots and Veggie Rings are vegan, Non-GMO Project Verified and free of the top eight allergens including gluten, wheat, soy, dairy, tree nuts and peanuts.

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

Food Industry

The food industry is one of the United States’ largest industries. Historically, it has been characterized by relatively stable sales growth, based largely on price and population increases. In recent years, however, excluding the impact of the COVID-19 pandemic, many traditional center of store grocery brands in the industry have often experienced flat to modestly declining sales. Over the past decade or so, the retail side of the food industry has seen a continuing shift of sales to alternate food outlets such as supercenters, warehouse clubs, organic and “natural” food stores, dollar stores, drug stores and e-tailers. Among other things, this shift has caused consolidation of traditional grocery chains into larger entities, often spanning the country under varying banner names. Consolidation has increased the importance of having a number one or two brand within a category, be that position national or regional. At the same time, this shift has also introduced many alternatives to traditional grocery chains. A broad sales and distribution infrastructure has also become critical for food companies, allowing them to reach all outlets selling food to consumers and expanding their growth opportunities.

Sales, Marketing and Distribution

Overview. We sell, market and distribute our products through a multiple-channel sales, marketing and distribution system to all major U.S. food channels, including sales and shipments to supermarkets, mass merchants, warehouse clubs, wholesalers, foodservice distributors and direct accounts, specialty food distributors, military commissaries and non-food outlets such as drug, dollar store chains and e-tailers. Certain of our brands, including Dash, Green Giant, Crisco, Cream of Wheat, Back to Nature, Ac’cent, Crock Pot® seasoning mixes, Underwood, Polaner, Static Guard, New York Style, Sugar Twin and Victoria are also distributed to similar food channels in Canada. We sell, market and distribute our household brand, Static Guard, through the same sales, marketing and distribution system to many of the same customers who buy our food products as well as to other household product retailers and distributors.

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

Our shelf-stable distribution network consists of five primary distribution centers in the United States, four of which are leased by us and are operated for us by a third party logistics provider, and one that is located at an owned manufacturing facility and is operated by us. We also ship to certain customers direct from some of our manufacturing facilities. In Canada, Mexico and from time to time in the United States we also use public warehouse and distribution facilities for our shelf-stable products.

Our frozen distribution network consists of seven primary locations in the United States and Canada, which are owned and operated by third party logistics providers.

We believe that our distribution systems for shelf-stable and frozen products have sufficient capacity to accommodate incremental product volume. See Item 2, “Properties” for a listing of our owned and leased distribution centers and warehouses.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2019, we were able to offset a portion of the freight cost increases through pricing, which included both list price increases and trade spend optimization. And in 2018 and 2019, we benefited from our distribution re-alignment efforts which have helped to optimize both our shelf-stable and our frozen distribution networks.

Freight rates increased significantly during the fourth quarter of 2020 and we expect freight rates to remain elevated in 2021. To the extent that we are unable to offset present and future cost increases through pricing and cost savings initiatives, our operating results will be negatively impacted.

Customers

Our top ten customers accounted for approximately 62.6% of our net sales and approximately 62.5% of our end of the year receivables for fiscal 2020. Other than Walmart, which accounted for approximately 26.5% of our fiscal 2020 net sales, no single customer accounted for 10.0% or more of our fiscal 2020 net sales. Other than Walmart, which accounted for approximately 32.6% of our receivables as of January 2, 2021, no single customer accounted for more than 10.0% of our receivables as of January 2, 2021. During fiscal 2020, 2019 and 2018, our net sales to foreign countries represented approximately 7.8%, 7.7% and 7.3%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada.

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

Raw Materials

We purchase raw materials, including agricultural products, oils, meat, poultry, flour, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. The principal raw materials for our products include corn, peas, broccoli, oils, beans, pepper, garlic and other spices, maple syrup, wheat, corn, nuts, cheese, fruits, beans, tomatoes, peppers, meat, sugar, concentrates, molasses and corn sweeteners. Vegetables for the Green Giant brand are primarily purchased under dedicated acreage supply contracts from a number of growers prior to each growing season with the remaining demand being sourced directly from third parties. We purchase certain other agricultural raw materials in bulk or pursuant to short-term supply contracts. Most of our agricultural products are purchased between April 1 and October 31. We generally source pepper, garlic and other spices and herbs from locations other than the United States. We purchase the majority of our maple syrup from Canada. We also use packaging materials, particularly glass jars, cans, cardboard and plastic containers. The profitability of our business relies in substantial part on the prices we and our co-packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, currency exchange rates, natural disasters, weather conditions during the growing and harvesting seasons, water supply, general growing conditions, the effect of insects, plant diseases and fungi, and glass, metal and plastic prices.

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

Production

Manufacturing. We operate twelve manufacturing facilities for our products. See Item 2, “Properties” for a listing of our manufacturing facilities.

Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a significant portion of our products under “co-packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Back to Nature, Baker’s Joy, Bear Creek Country Kitchens, Canoleo, Cream of Rice, Crock Pot, Joan of Arc, Le Sueur, MacDonald’s, McCann’s, New York Flatbreads, Regina, SnackWell’s, Spring Tree, Static Guard, Sugar Twin and TrueNorth products and a portion of our B&G, Cary’s, Cream of Wheat, Crisco, Emeril’s, Green Giant, Las Palmas and Ortega products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products. However, we may experience short-term or long-term disturbances in our operations and our ability to implement our business plan or meet consumer demand if we are unexpectedly required to change our co-packing arrangements or are unable to enter into additional or alternative arrangements in the future.

Trademarks and Licensing Agreements

Trademarks. We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac’cent, Back to Nature, B&G, B&G Sandwich Toppers, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Devonsheer, Don Pepino, Durkee, Emeril’s, Farmwise, Grandma’s, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Regina, Sa-són, Sclafani SnackWell’s, Spice Islands, Spring Tree, Static Guard, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s.

Inbound License Agreements. From time to time we enter into inbound licensing agreements. For example, we sell Weber seasonings and other flavor enhancers pursuant to a licensing agreement with Weber-Stephen Products LLC, Emeril’s brand products pursuant to a license agreement with Marquee Brands, Crock Pot seasoning mixes pursuant to a license agreement with Sunbeam Products, Inc. dba Jarden Consumer Solutions, Skinnygirl fat free and sugar free salad dressings and sugar free cocktail inspired preserves pursuant to a license agreement with Better Bites, LLC, Cinnamon Toast Crunch Cinnadust seasoning blend pursuant to a license agreement with General Mills, Inc., and Cream of Wheat Cinnabon®, a co-branded product, pursuant to a license agreement with Cinnabon, Inc.

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

Human Capital

As of January 2, 2021, our workforce consisted of 3,207 employees. Of that total, 2,840 employees were engaged in manufacturing, 138 were engaged in marketing and sales, 135 were engaged in warehouse and distribution and 94 were engaged in administration. Approximately 66.0% of our employees, located at seven facilities in the United States and one facility in Mexico, are covered by collective bargaining agreements. See “—Labor Relations and Collective Bargaining Agreements” below.

Our Core Values; Compliance and Ethics. At B&G Foods, we are committed to providing quality products and observing high ethical standards in the conduct of our business. Together with our predecessors, we have been doing so since the 1800s. Our core values: passion; food safety and quality; integrity and accountability; customer and consumer focus; safety and health at work; collaboration; and empowerment, have been critical to our success. Our Code of Business Conduct and Ethics, referred to as our Code, serves as a guide for all directors, officers, employees and representatives of B&G Foods in our daily interactions with our customers, consumers, stockholders, regulatory agencies, supply chain partners and fellow employees. We provide annual and periodic training and educational materials to our employees on our Code, raising and resolving ethical issues, ethical decision making and on various other compliance and ethics topics.

Our Culture. We love food and bringing our family of brands to our consumers and their families. We have fire in our bellies, are energized by new challenges and pursue excellence in everything we do. We believe in teamwork, have a common desire to be part of something big, and share a commitment to stay humble even as we continue to grow.

We believe in the power of teams while respecting individual differences. We believe in timely and open communication. We support each other professionally and personally without being asked. Our open-door policy creates an idea-driven environment where each of us, regardless of level, has a voice. We are approachable, collegial and fiercely loyal.

Communication and Transparency; Employee Feedback; Employee Engagement. We use various communication vehicles to share information with our employees about the business priorities, performance and internal happenings across our company.

We make it a priority to listen to our employees, to understand their diverse viewpoints and respond to their feedback by taking action to improve. We do this in part by monitoring employee engagement and satisfaction through periodic employee engagement surveys. In 2020, we expanded our employee engagement survey to include additional questions regarding diversity, equity and inclusion.

Employee Empowerment, Training and Professional Development. We enable and encourage our employees to grow, excel and realize their full potential. We strive to hire people more talented than we are. We empower our people to make the decisions needed today, and prepare them for even bigger decisions they will make in the future. We support professional development by providing access to internal and external training resources and programs.

Diversity, Equity and Inclusion (DEI). We seek people with diverse backgrounds and talents, and believe different perspectives achieve strong results.

As of the end of fiscal 2020, approximately 53% of our corporate employees were women and approximately 20% were minorities. Of our manufacturing, warehouse and distribution employees, approximately 29% were women and approximately 32% were minorities. Approximately 31% of our corporate leadership employees (director-level and above) were women and approximately 10% were minorities. Approximately 26% of our manufacturing, warehouse and distribution leadership employees were women and approximately 20% were minorities.

We have significantly increased our focus on DEI and are committed to achieving measurable improvements in results. As such, we have recently undertaken several DEI actions and initiatives, including:

In July 2020, our board of directors formed a corporate social responsibility committee that has been tasked with, among other things, oversight responsibility for our DEI efforts. Additionally, in January 2021, we formed a DEI council. The DEI Council consists of a cross-section of employees with different professional and personal backgrounds and experiences. The primary purpose of the DEI council is to provide input and guidance regarding our company’s DEI goals, strategy, metrics, initiatives, approach and communications and to partner with our company’s executive leadership team, human resources department and other employees to plan and implement DEI-related initiatives.

In January 2021, we hired a third-party DEI consultant to help us further develop our DEI strategy and priorities, educate and increase our self-awareness, assess our internal demographics and work practices, and provide guidance to our board of directors, corporate social responsibility committee, DEI council and management as we continue to make progress on our DEI efforts.

We are also working on DEI efforts in our supply chain. We are encouraging our business leaders to work closely with our procurement team to identify diverse suppliers so that they are provided with meaningful opportunities to compete for our business and so that we can expand our outreach and support to small- and large-scale suppliers from underrepresented communities.

Discrimination and Harassment. As set forth in our Code and our discrimination and harassment policy, we have a zero-tolerance policy on discrimination and harassment and have several methods under which employees can report incidents, including an online and telephone hotline through which employees can report any discrimination and harassment or any other compliance and ethics concerns confidentially or anonymously and without fear of reprisal.

Compensation and Benefits. We provide competitive and equitable wages and offer comprehensive and affordable benefits to our employees.

Human Rights. Consistent with the requirements of our Code, our core values and our human rights policy, we respect the personal dignity and individual worth of every human being. At B&G Foods, it is the responsibility of each of our employees to maintain a work culture that supports human rights. Likewise, in establishing and maintaining relationships with our supply chain partners and other business partners, we expect the same commitment to high ethical standards and compliance with applicable laws, including those relating to human rights. We are committed to compliance with all applicable laws and regulations with respect to human rights, and our respect for the protection and preservation of human rights is guided by the principles set forth in the United Nations Universal Declaration of Human Rights. We have and will continue to communicate to our employees, supply chain partners and other stakeholders our commitment to human rights through our Code, our supplier code of conduct and our human rights policy.

Safety & Health at Work. We are committed to ensuring the health and safety of our employees and expect the same from our supply chain partners. We are committed to preventing accidents, injuries and illnesses related to the workplace. In January 2021, we adopted a new environmental, health and safety policy that, among other things, provides that we hold our leadership accountable for providing and maintaining safe and healthful working conditions; insist that no manufacturing facility, warehouse, office, or department will be considered properly managed regardless of its proficiency in other areas unless it maintains a safe and healthful work environment; and mandating that safety is a condition of employment and holding every employee accountable for following all prescribed work safety practices and procedures. To promote safety and health at work, we provide monthly safety and health training and assessments as well as annual internal and third-party safety and health audits.

Labor Relations and Collective Bargaining Agreements. We have collective bargaining agreements covering employees at seven of our facilities in the United States, which vary in term depending on the location:

Facility Location	Union	Effective Date	Expiration Date	No. of Employees Covered*
Ankeny, IA	International Brotherhood of Teamsters, Local No. 238	Apr. 5, 2020	Apr. 6, 2025	299
Brooklyn, NY	United Food and Commercial Workers Union, Local No. 342	Jan. 1, 2020	Dec. 31, 2023	54
Cincinnati, OH	The Employees Representation Association	May 1, 2020	Apr. 30, 2023	124
Portland, ME	Bakery, Confectionery, Tobacco Workers and Grain Millers International Union, AFL CIO, Local No. 334	Apr. 30, 2017	Apr. 30, 2022	90
Roseland, NJ	International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863	Apr. 1, 2020	Mar. 31, 2026	50
Stoughton, WI	Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695	Mar. 20, 2016	Mar. 27, 2021	174
Terre Haute, IN	Chauffeurs, Teamsters, Warehousemen and Helpers Union, Local No. 135	Apr. 4, 2015	Mar. 27, 2021	109

* As of January 2, 2021.

There are two unions representing 1,217 employees at our facility in Mexico, (1) the Industrial Union of Stevedore Workers, Cargo Transport Operators and Similar from the Mexican Republic and (2) the Union of Agriculture Workers at the Service of the Region. Our collective bargaining agreements with these two unions do not expire; however, certain terms of the agreements must be reviewed periodically.

As noted in the table above, two of our collective bargaining agreements, covering employees at our Stoughton and Terre Haute facilities, expire in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Stoughton and Terre Haute facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

COVID-19. See “Update Regarding Impact and Expected Future Impact of COVID-19 on Our Company” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on the human capital management actions we have taken, including the wide range of precautionary measures we have implemented, at our manufacturing facilities and other work locations and enhanced compensation paid at our manufacturing locations, in response to the COVID-19 pandemic.

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

For more information about some of our key environmental sustainability initiatives, and for copies of our environmental, health and safety policy and our water stewardship policy, please see https://www.bgfoods.com/about/responsibility. The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC. Over the next year, we plan to enhance our public disclosures regarding the steps we have been taking over the years to minimize our impact on the environment, including our sustainability goals and the progress we have been making to achieve those goals.

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

The full text of the charters for each of the audit, compensation, corporate social responsibility, nominating and governance, and risk committees of our board of directors as well as our code of business conduct and ethics is available at the investor relations section of our website, https://www.bgfoods.com/investor-relations/governance/documents. Our code of business conduct and ethics applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and chief accounting officer. We intend to disclose any amendment to, or waiver from, a provision of the code of business conduct and ethics that applies to our chief executive officer, chief financial officer or chief accounting officer in the investor relations section of our website.

Our supplier code of conduct, environmental, health and safety policy, human rights policy and water stewardship policy are available in the responsibility section of our website, https://www.bgfoods.com/about/responsibility.

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

The ultimate impact that the COVID-19 pandemic or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain. To date we have seen increased customer and consumer demand for our products as the COVID-19 pandemic reached the United States and consumers initially began pantry loading and have increased their at-home consumption as a result of social distancing and stay-at-home and work-from-home mandates and recommendations.

Increases in net sales by our company to supermarkets, mass merchants, warehouse clubs, wholesalers and e-commerce customers have more than offset declines at foodservice customers. However, this increased customer and consumer demand may decrease in the coming months if and when the need for social distancing and stay-at-home and work-from-home mandates and recommendations decrease, and we are unable to predict the nature and timing of when that impact may occur. The spread of pandemics or disease outbreaks such as COVID-19 may also disrupt our third party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation providers. If a significant percentage of our workforce or the workforce of our third party business partners is unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic or any future pandemic or disease outbreak, our operations may be negatively impacted. In addition, the unprecedented demand for food and other consumer packaged goods products as a result of the COVID-19 pandemic or any future pandemic may limit the availability of ingredients, packaging and other raw materials necessary to produce our products, and our operations may be negatively impacted. For example, we have experienced supply chain constraints for certain of our products, which have negatively impacted our ability to fully satisfy customer and consumer demand for certain of our products. Conversely, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home and work-from-home mandates and recommendations and whether additional waves of COVID-19 will affect the United States and the rest of North America, our ability and the ability of our suppliers to continue to operate our and their manufacturing facilities and maintain the supply chain without material disruption and procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits. We cannot predict the duration or scope of the disruption. Therefore, the financial impact cannot be reasonably estimated at this time.

The packaged food industry is highly competitive and we face risks related to the execution of our strategy and our ability to respond to channel shifts and other competitive pressures.

The packaged food industry is highly competitive. Numerous brands and products, including private label products, compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, brand recognition and loyalty, customer service, effective consumer advertising and promotional activities and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and/or are substantially less leveraged than our company. In addition, the rapid growth of some channels, in particular in e-commerce, which has expanded significantly following the outbreak of COVID-19, may impact our current operations or strategies more quickly than we planned for, create consumer price deflation, alter the buying behavior of consumers or disrupt our retail customer relationships. We may need to increase or reallocate spending on existing and new distribution channels and technologies, marketing, advertising and new product innovation to protect or increase revenues, market share and brand significance. These expenditures may not be successful, including those related to our e-commerce and other technology-focused efforts, and might not result in trade and consumer acceptance of our efforts. If we are unable to continue to compete successfully with these companies or if competitive pressures or other factors, such as an inability to effectively respond to channel shifts and new technologies, cause our products to lose market share or result in significant price erosion, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

We may be unable to maintain our profitability in the face of a consolidating retail environment.

Our largest customer, Walmart, accounted for approximately 26.5% of our fiscal 2020 net sales, and our ten largest customers together accounted for approximately 62.6% of our fiscal 2020 net sales. As retail customers, such as supermarkets, discounters, e-commerce merchants, warehouse clubs and food distributors, continue to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We purchase agricultural products, including vegetables, oils and spices and seasonings, meat, poultry, other raw materials, ingredients and packaging materials from growers, commodity processors, other food companies and packaging manufacturers. Raw materials, ingredients and packaging materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices. During the past three years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient, packaging and distribution costs. To the extent we are unable to offset present and future cost increases, our operating results could be materially and adversely affected.

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

A major part of our strategy is to grow through acquisitions. For example, we completed the Crisco acquisition in December 2020 and we expect to pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater than anticipated amount of trade, promotional and capital spending. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, enterprise resource planning (ERP) systems, services and products of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We have substantial indebtedness, which could restrict our ability to pay dividends and impact our financing options and liquidity position.

At January 2, 2021, we had total long-term indebtedness of $2,356.6 million (before debt discount/premium), including $906.6 million principal amount of senior secured indebtedness and $1,450.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indentures governing our senior notes (which we refer to as the senior notes indentures) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

Our $900.0 million of 5.25% senior notes due 2025 mature on April 1, 2025, our $800.0 million revolving credit facility matures on December 16, 2025, our $671.6 million of tranche B term loans mature on October 10, 2026 and our $550.0 million of 5.25% senior notes due 2027 mature on September 15, 2027. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

We rely upon co-packers for a significant portion of our manufacturing needs. See Item 1, “Business—Production—Co-Packing Arrangements.” The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. We believe that there are a limited number of competent, high-quality co-packers in the industry, and if we were required to obtain additional or alternative co-packing agreements or arrangements in the future, we can provide no assurance that we would be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory co-packing agreements could limit our ability to implement our business plan or meet customer demand.

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

Severe weather conditions, natural disasters and other natural events, such as floods, droughts, frosts, earthquakes, pestilence or health pandemics, such as the COVID-19 pandemic, may affect the supply of the raw materials that we use for our products. Our maple syrup products, for instance, are particularly susceptible to severe freezing conditions in Québec, Canada and Vermont during the season in which maple syrup is produced. Our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico is located in a region affected by water scarcity and restrictions on usage. The continuing effects of the COVID-19 pandemic or any future pandemics may cause significant disruptions to our supply chain and operations, including disruptions in our ability to purchase raw materials, and delays in the manufacture and shipment of our products. Competing manufacturers can be affected differently by weather conditions, natural disasters and other natural events depending on the location of their supplies. If our supplies of raw materials are delayed or reduced, we may not be able to find supplemental supply sources on favorable terms or at all, which could adversely affect our business and operating results.

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

Our products are manufactured at many different manufacturing facilities, including our twelve manufacturing facilities and manufacturing facilities operated by our co-packers. However, in most cases, individual products are produced only at a single location. If any of these manufacturing locations experiences a disruption for any reason, including a work stoppage, power failure, fire, or weather related condition or natural disaster, etc., this could result in a significant reduction or elimination of the availability of some of our products. If we were not able to obtain alternate production capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

A weakening of the U.S. dollar in relation to the Canadian dollar or the Mexican peso would significantly increase our future costs relating to the production of maple syrup or frozen vegetable products.

We purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs may not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar.

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

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Canadian dollar and the Mexican peso. For example, our foreign sales are primarily to customers in Canada. Net sales in Canada accounted for approximately 6.4%, 5.7% and 5.7% of our total net sales in fiscal 2020, 2019 and 2018, respectively. Although our sales for export to other countries are generally denominated in U.S. dollars, our sales to Canada are generally denominated in Canadian dollars. As a result, our net sales to Canada are subject to the effect of foreign currency fluctuations, and these fluctuations could have an adverse impact on operating results. From time to time, we may enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

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

We maintain four company-sponsored defined benefit pension plans that cover approximately 34.9% of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interest rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report.

We also participate in a multi-employer defined benefit pension plan maintained by the labor union representing certain of our employees at our Portland, Maine facility. We make periodic contributions to this plan pursuant to the terms of a collective bargaining agreement. In the event that we withdraw from participation in this plan or substantially reduce our participation in this plan (such as due to a workforce reduction), or if a mass withdrawal were to occur, applicable law could require us to make withdrawal liability payments to the plan, and we would have to reflect that liability on our balance sheet. The amount of our withdrawal liability would depend on the extent of this plan’s funding of vested benefits at the time of our withdrawal. Currently the plan is severely underfunded. Furthermore, our withdrawal liability could increase as the number of employers participating in this plan decreases.

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

As of January 2, 2021, approximately 66.0% of our 3,207 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Two of our collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering our Stoughton facility, which covers 174 employees, is scheduled to expire on March 27, 2021, and the collective bargaining agreement covering our Terre Haute facility, which covers 109 employees, is also scheduled to expire on March 27, 2021.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Stoughton and Terre Haute facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If, prior to the expiration of the collective bargaining agreements for the Stoughton or Terre Haute facilities or prior to the expiration of any of our other existing collective bargaining agreements, we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

If we are unable to hire or retain key management personnel, our growth and future success may be impaired and our results of operations could suffer as a result.

We must hire, retain and develop effective leaders and a highly skilled and diverse workforce. We compete to hire new personnel with the variety of skills needed to manufacture, sell and distribute our products. Unplanned or increased turnover of employees with key capabilities, failure to attract and develop personnel with key capabilities, including emerging capabilities such as e-commerce and digital marketing skills, or failure to develop adequate succession plans for leadership positions or to hire and retain a workforce with the skills and in the locations we need to operate and grow our business could deplete our institutional knowledge base and erode our competitiveness. Our success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. As a result, departure by members of our senior management could have a material adverse effect on our business and results of operations. In addition, we do not maintain key-man life insurance on any of our executive officers.

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

We are able to amortize goodwill and certain intangible assets in accordance with Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $1,299.7 million between 2021 and 2035. The expected annual deductions are approximately $135.3 million for fiscal 2021, approximately $123.8 million for fiscal 2022, approximately $121.9 million per year for fiscal 2023 through fiscal 2024, approximately $121.6 million for fiscal 2025, approximately $117.7 million for fiscal 2026, approximately $97.8 million for fiscal 2027, approximately $95.3 million for fiscal 2028, approximately $94.6 million for fiscal 2029, approximately $88.5 million for fiscal 2030, approximately $55.9 million for fiscal 2031, approximately $37.7 million for fiscal 2032, approximately $32.7 million for fiscal 2033, approximately $29.4 million for fiscal 2034 and approximately $25.6 million for fiscal 2035.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act,” was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020 and the limitation will revert back to 30% in future periods. This modification increased the allowable interest expense deduction and resulted in a net operating loss (NOL) for the year 2019. We were able to carryback the 2019 NOL and receive a tax refund of $7.2 million in fiscal 2020. The NOL carryback to the 2014 and 2015 tax years generated a refund of previously paid income taxes at an approximate 35% federal tax rate. This resulted in a benefit related to tax rate differential of $2.6 million in fiscal 2020, $2.3 million of which was recorded as a discrete item in the first quarter of 2020. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

We were not subject to an interest expense deduction limitation in fiscal 2020. However, if our interest expense deduction becomes limited or if we are unable to fully utilize our interest expense deductions in future periods, our cash taxes would increase.

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

Likewise, the ultimate impact of the U.S. Tax Cuts and Jobs Act and the U.S. CARES Act on our reported results in fiscal 2021 and beyond may differ from the estimates provided in this report, possibly materially, due to guidance that may be issued and other actions we may take as a result of the new tax law different from that currently contemplated. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report for information about the U.S. Tax Cuts and Jobs Act and the U.S. CARES Act.

A change in the assumptions used to value our goodwill or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. The annual goodwill impairment testing is performed by comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, an impairment charge is recognized for the difference, not to exceed the amount of goodwill. We test our indefinite-lived intangible assets by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our indefinite-lived intangible assets based on discounted cash flows that reflect certain third party market value indicators. Estimating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2020, 2019 and 2018 with no adjustments to the carrying values of goodwill and indefinite-lived intangible assets. If, however, operating results for any of our brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at Four Gatehall Drive, Parsippany, NJ 07054. Our manufacturing facilities are generally located near major customer markets and raw materials. Of our twelve manufacturing facilities, eight are owned, two are leased and two consist of multiple buildings, some of which are owned and some of which are leased. Management believes that our manufacturing facilities, together with our current and available contract manufacturers, have sufficient capacity to accommodate our planned growth. Listed below are our manufacturing facilities and the principal warehouses, distribution centers and offices that we own or lease.

Facility Location	Owned/Leased	Description
Parsippany, New Jersey	Leased	Corporate Headquarters
Mississauga, Ontario	Leased	Canadian Headquarters
Ankeny, Iowa	Owned	Manufacturing/Warehouse
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Irapuato, Mexico	Owned	Manufacturing/Warehouse
Portland, Maine	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
Terre Haute, Indiana	Owned/Leased	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Owned	Manufacturing/Warehouse
Brooklyn, New York	Leased	Manufacturing/Warehouse
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Cincinnati, Ohio	Owned/Leased	Manufacturing/Warehouse
Easton, Pennsylvania	Leased	Distribution Center
Fontana, California	Leased	Distribution Center
Joliet, Illinois	Leased	Distribution Center
Lebanon, Tennessee	Leased	Distribution Center
St. Evariste, Québec	Owned	Storage Facility
Bentonville, Arkansas	Leased	Sales Office

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “BGS” and have been so traded since May 23, 2007. According to the records of our transfer agent, we had 317 holders of record of our common stock as of February 24, 2021, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company’s common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from January 2, 2016 to January 2, 2021, assuming the investment of $100 on January 2, 2016 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return

Among B&G Foods, Inc. Common Stock, the Russell 2000 Index

and the S&P Packaged Foods & Meats Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/2/16
12/31/16
12/30/17
12/29/18
12/28/19
1/2/21
B&G Foods Inc
Russell 2000
S&P Packaged Foods & Meats

	1/2/2016	*	12/31/2016	12/30/2017	12/29/2018	12/28/2019	1/2/2021
B&G Foods, Inc. (NYSE: BGS)	$100.00		130.20	110.04	100.25	65.15	110.40
Russell 2000 Index	$100.00		121.31	139.08	123.76	155.35	186.36
S&P Packaged Foods & Meats Index	$100.00		109.14	110.61	89.81	117.50	122.82
*	$100 invested on January 2, 2016 in B&G Foods’ common stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

For fiscal 2020 and fiscal 2019, we had cash flows from operating activities of $281.5 million and $46.5 million, respectively, and distributed $121.9 million and $123.7 million as dividends, respectively. At our current dividend rate of $1.90 per share per annum, we expect our aggregate dividend payments in 2021 to be approximately $122.8 million.

The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2020 and 2019:

	Fiscal 2020	Fiscal 2019
Fourth Quarter	$0.475	$0.475
Third Quarter	$0.475	$0.475
Second Quarter	$0.475	$0.475
First Quarter	$0.475	$0.475

Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder’s adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2020 and fiscal 2019, approximately 25.0% and 92.5%, respectively, of distributions paid on common stock were treated as a return of capital and approximately 75.0% and 7.5%, respectively, were treated as a taxable dividend paid from earnings and profits.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities in fiscal 2020.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

The following selected historical consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to those statements included in this report. The selected historical consolidated financial data as of and for the fiscal years ended January 2, 2021 (fiscal 2020), December 28, 2019 (fiscal 2019), December 29, 2018 (fiscal 2018), December 30, 2017 (fiscal 2017) and December 31, 2016 (fiscal 2016) have been derived from our audited consolidated financial statements.

	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016

	(In thousands, except per share data and ratios)
Consolidated Statement of Operations Data(1) (2) (3):
Net sales(2) (3)	$1,967,909	$1,660,414	$1,700,764	$1,646,387	$1,372,307
Cost of goods sold(4)	1,486,169	1,277,290	1,351,264	1,205,809	943,295
Gross profit(2)	481,740	383,124	349,500	440,578	429,012
Selling, general and administrative expenses(2) (5)	186,191	160,745	167,389	183,448	157,028
Amortization expense(6)	19,111	18,543	18,343	17,611	13,803
(Gain) loss on sale of assets(7)	—	—	(176,386)	1,608	—
Impairment of intangible assets(8)	—	—	—	—	5,405
Operating income(2)	276,438	203,836	340,154	237,911	252,776
Interest expense, net	101,634	98,126	108,334	91,784	74,456
Loss on extinguishment of debt(9)	—	1,177	13,135	1,163	2,836
Other income(2)(10)	(2,558)	(1,159)	(3,592)	(3,098)	(1,582)
Income before income tax expense (benefit)	177,362	105,692	222,277	148,062	177,066
Income tax expense (benefit)	45,374	29,303	49,842	(69,401)	67,641
Net income	$131,988	$76,389	$172,435	$217,463	$109,425
Earnings per share data:
Weighted average basic common shares outstanding	64,163	65,013	66,145	66,487	63,203
Weighted average diluted common shares outstanding	64,557	65,039	66,255	66,706	63,240
Cash dividends declared per common share	$1.90	$1.90	$1.89	$1.86	$1.73
Basic earnings per common share	$2.06	$1.17	$2.61	$3.27	$1.73
Diluted earnings per common share	$2.04	$1.17	$2.60	$3.26	$1.73
Other Financial Data(1):
Net cash provided by operating activities(7)	$281,477	$46,504	$209,456	$37,799	$289,661
Capital expenditures	(26,748)	(42,355)	(41,627)	(59,802)	(42,418)
Cash payments for acquisition of businesses	(542,488)	(82,430)	(30,787)	(162,965)	(438,787)
Net cash provided by (used in) financing activities	327,952	77,713	(753,327)	359,336	216,005
EBITDA(11)	$342,697	$263,729	$397,385	$290,181	$291,624
Senior debt / EBITDA(12)	6.9x	7.2x	4.2x	7.8x	6.0x
Total debt / EBITDA	6.9x	7.2x	4.2x	7.8x	6.0x
EBITDA / cash interest expense(13)	3.5x	2.8x	3.9x	3.4x	4.2x
Consolidated Balance Sheet Data (at end of year)(1):
Cash and cash equivalents	$52,182	$11,315	$11,648	$206,506	$28,833
Total assets(14)	3,767,570	3,227,590	3,057,795	3,564,816	3,046,208
Total debt(15)	2,354,410	1,900,652	1,653,371	2,251,741	1,746,769
Total stockholders’ equity	$831,877	$812,542	$900,049	$880,819	$785,657
(1)	We completed the Crisco acquisition from The J.M. Smucker Company on December 1, 2020. We completed the Farmwise acquisition from its founders and certain other sellers on February 19, 2020. We completed the Clabber Girl acquisition from Hulman & Company on May 15, 2019. We completed the sale of Pirate Brands to The Hershey Company on October 17, 2018. We completed the McCann’s acquisition from TreeHouse Foods, Inc. on July 16, 2018. We completed the Back to Nature acquisition from Brynwood Partners VI L.P., Mondelēz International and certain other sellers on October 2, 2017. We completed the Victoria acquisition from Huron Capital Partners and certain other sellers on December 2, 2016. We completed the spices & seasonings acquisition from ACH Food Companies, Inc. on November 21, 2016. Each of the acquisitions listed above has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business is included in our consolidated financial statements from the date of acquisition.
(2)	In fiscal 2018, net sales, gross profit, selling, general and administrative expenses, operating income and other income for fiscal 2017 and fiscal 2016 were adjusted as a result of our retrospective adoption of new accounting standards relating to revenue recognition and the presentation of net periodic pension cost and net periodic post-retirement benefit costs. We also reclassified a

$1.6 million pre-tax loss on sale of assets for fiscal 2017 from selling, general and administrative expenses to loss on sale of assets. The adjustments described above had no impact on net income or earnings per share.
(3)	Fiscal 2020 contained 53 weeks and fiscal 2019, 2018, 2017 and 2016 each contained 52 weeks.
(4)	Cost of goods sold for fiscal 2020 includes $5.0 million of non-recurring expenses, which primarily relates to the amortization of acquisition-related inventory fair value step-up (for certain Crisco inventory acquired and sold during the year) and distribution restructuring, other cost savings initiatives and other non-recurring expenses. Cost of goods sold for fiscal 2019 includes $22.0 million of non-recurring expenses, $16.4 million of which relates to the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of the inventory reduction plan, $0.9 million of which relates to amortization of acquisition-related inventory fair value step-up (for certain Clabber Girl inventory acquired and sold during the year) and $4.7 million of which relates to other non-recurring expenses. Cost of goods sold for fiscal 2018 includes $76.3 million of non-recurring expenses, including $66.3 million relating to the non-cash accounting impact of our inventory reduction plan and $10.0 million of warehouse, delivery and other costs associated with our transition from certain of our existing distribution centers to new distribution centers. Cost of goods sold for fiscal 2017 includes $2.4 million of amortization of acquisition-related inventory fair value step-up (for certain spices & seasonings business and Back to Nature inventory acquired and sold during the year) and a $3.3 million loss on disposal of inventory related to the write-off of discontinued and expired inventory from recent acquisitions. Fiscal 2016 includes $5.4 million of amortization of acquisition-related inventory fair value step-up (for certain spices & seasonings business inventory acquired and sold during the year and certain Green Giant inventory sold during the year) and a $0.8 million loss on disposal of inventory related to the impairment of Rickland Orchards.
(5)	Selling, general and administrative expenses for fiscal 2020 includes $13.6 million of acquisition/divestiture-related and non-recurring expenses, including acquisition and integration expenses for the Crisco, Farmwise and Clabber Girl acquisitions, and severance and other separation benefits payable pursuant to a separation agreement we entered into with our former president and chief executive officer in fiscal 2020 and a workforce reduction in fiscal 2019 and other non-recurring expenses. Selling, general and administrative expenses for fiscal 2019 includes $16.7 million of acquisition/divestiture-related and non-recurring expenses, including acquisition and integration expenses for the Clabber Girl acquisition and transition expenses for the Pirate Brands sale, and severance and other expenses primarily relating to a workforce reduction. Selling, general and administrative expenses for fiscal 2018 includes $16.9 million of acquisition/divestiture-related and non-recurring expenses, including transition expenses for the Pirate Brands sale and acquisition and integration expenses for the McCann’s, Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions. Selling, general and administrative expenses for fiscal 2017 includes $35.6 million of acquisition-related and non-recurring expenses, including acquisition and integration expenses for the Green Giant, spices & seasonings, Victoria and Back to Nature acquisitions, severance and hiring costs and a non-recurring startup surcharge paid to a co-packer. Selling, general and administrative expenses for fiscal 2016 includes $17.5 million of acquisition-related expenses for the Victoria, spices & seasonings, Green Giant and Mama Mary’s acquisitions and $1.3 million of distribution restructuring expenses.
(6)	Amortization expense includes the amortization of customer relationships, finite-lived trademarks and other intangible assets.
(7)	During fiscal 2018, our divestiture of Pirate Brands resulted in a gain on sale of approximately $176.4 million. The gain on sale negatively impacted our income taxes for fiscal 2019 by approximately $73.9 million, which includes cash tax payments we made during fiscal 2019 of $44.7 million and a cash tax benefit we otherwise would have expected to receive of approximately $29.2 million. Excluding the negative tax impact of the gain on sale, our net cash provided by operating activities for fiscal 2019 would have been approximately $120.4 million. See Note 3, “Acquisitions and Divestitures” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information. During fiscal 2017, we recorded a $1.6 million pre-tax loss as we sold to a third-party co-packer our Le Sueur, Minnesota research center, including the seed technology assets, property, plant and equipment.
(8)	Impairment of intangible assets for fiscal 2016 includes a $4.5 million loss for the impairment of finite-lived trademarks and a $0.9 million loss for the impairment of customer relationships, both relating to Rickland Orchards, a discontinued brand.
(9)	There was no loss on extinguishment of debt in fiscal 2020. Fiscal 2019 loss on extinguishment of debt includes the write-off of deferred debt financing costs and unamortized discount of $1.2 million relating to the repayment of all outstanding borrowings under the 4.625% senior notes due 2021. Fiscal 2018 loss on extinguishment of debt includes the write-off of deferred debt financing costs and unamortized discount of $11.1 million and $2.0 million, respectively, relating to the repayment of our then outstanding tranche B term loans. Fiscal 2017 loss on extinguishment of debt includes the write-off of deferred debt financing costs of $0.9 million and the write-off of unamortized discount of $0.2 million in connection with the repayment of all outstanding borrowings under the tranche A term loans and the write-off of deferred debt financing costs and the write-off of unamortized discount of less than $0.1 million in connection with the refinancing of our tranche B term loans. Fiscal 2016 loss on extinguishment of debt includes the write-off of deferred debt financing costs of $2.2 million and the write-off of unamortized discount of $0.6 million in connection with the repayment of $40.1 million aggregate principal amount of our tranche A term loans and $109.9 million aggregate principal amount of our tranche B term loans.

(10)	Other income for fiscal 2020 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $2.6 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million. Other income for fiscal 2019 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.2 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million. Other income for fiscal 2018 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $2.4 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.2 million. Other income for fiscal 2017 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.5 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $1.6 million. Other income for fiscal 2016 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.2 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.4 million.
(11)	EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are non-GAAP financial measures used by management to measure operating performance. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles in the United States (GAAP) in our consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt (see footnote (9) above). We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up and gains and losses on the sale of assets); non-recurring expenses, gains and losses, including distribution restructuring expenses, severance and other expenses relating to the separation of our former chief executive officer in fiscal 2020 and a workforce reduction in fiscal 2019; gains and losses related to changes in the fair value of contingent liabilities from earn-outs; the non-cash accounting impact of our inventory reduction plan; intangible asset impairment charges and related asset write-offs; and loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales. We define adjusted EBITDA before COVID-19 expenses as adjusted EBITDA adjusted for COVID-19 expenses.

Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income or any other GAAP measure as an indicator of operating performance. EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are not complete net cash flow measures because EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are three potential indicators of an entity’s ability to fund these cash requirements. EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are not complete measures of an entity’s profitability because they do not include certain costs and expenses and gains and losses described above. Because not all companies use identical calculations, this presentation of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses may not be comparable to other similarly titled measures of other companies. However, EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts. A reconciliation of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses to net income and to net cash provided by operating activities for fiscal 2020, 2019, 2018, 2017 and 2016 along with the components of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses, follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016

	(In thousands)
Net income	$131,988	$76,389	$172,435	$217,463	$109,425
Income tax expense (benefit)	45,374	29,303	49,842	(69,401)	67,641
Interest expense, net	101,634	98,126	108,334	91,784	74,456
Depreciation and amortization	63,701	58,734	53,639	49,172	37,266
Loss on extinguishment of debt(A)	—	1,177	13,135	1,163	2,836
EBITDA	342,697	263,729	397,385	290,181	291,624
Acquisition/divestiture-related and non-recurring expenses(B)	17,227	21,519	26,863	35,745	18,796
Inventory reduction plan impact(C)	—	16,382	66,320	—	—
Amortization of acquisition-related inventory step-up(D)	1,323	891	—	2,380	5,424
Impairment of intangible assets(E)	—	—	—	—	5,405
Loss on disposal of inventory(F)	—	—	—	3,287	791
(Gain) loss on sale of assets(G)	—	—	(176,386)	1,608	—
Adjusted EBITDA	361,247	302,521	314,182	333,201	322,040
COVID-19 expenses(H)	13,521	—	—	—	—
Adjusted EBITDA before COVID-19 expenses	374,768	302,521	314,182	333,201	322,040
Income tax (expense) benefit	(45,374)	(29,303)	(49,842)	69,401	(67,641)
Interest expense, net	(101,634)	(98,126)	(108,334)	(91,784)	(74,456)
Acquisition/divestiture-related and non-recurring expenses(B)	(17,227)	(21,519)	(26,863)	(35,745)	(18,796)
Inventory reduction plan impact(C)	—	(16,382)	(66,320)	—	—
Amortization of acquisition-related inventory step-up(D)	(1,323)	(891)	—	(2,380)	(5,424)
Net (gain)/loss on sales and disposals of property, plant and equipment	(50)	97	931	208	337
Deferred income taxes	42,613	20,415	(1,494)	(80,525)	56,190
Amortization of deferred debt financing costs and bond discount/premium	4,691	3,511	5,282	5,812	5,426
Share-based compensation expense	10,618	2,594	3,025	4,615	5,798
Excess tax benefits from share-based compensation	—	—	—	—	(343)
Changes in assets and liabilities, net of effects of business combinations	27,916	(116,413)	138,889	(165,004)	66,530
Net cash provided by operating activities(G)	$281,477	$46,504	$209,456	$37,799	$289,661
(A)	See footnote (9) above.
(B)	See footnote (4) and footnote (5) above.
(C)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For fiscal 2019, inventory reduction plan impact of $16.4 million includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of the inventory reduction plan. For fiscal 2018, inventory reduction plan impact of $66.3 million includes $51.1 million of fixed manufacturing, warehouse and other corporate overhead costs associated with inventory purchased and converted into finished goods in fiscal 2017 and sold in fiscal 2018 and $15.2 million for the underutilization of our manufacturing facilities as we reduced inventory during the implementation of the inventory reduction plan.
(D)	See footnote (4) above.
(E)	See footnote (8) above.
(F)	Fiscal 2017 includes a loss on disposal of inventory related to the write-off of discontinued and expired inventory from recent acquisitions. Fiscal 2016 includes a loss on disposal of inventory related to the impairment of Rickland Orchards. See footnote (8) above.
(G)	See footnote (7) above.
(H)	COVID-19 expenses for fiscal 2020 of $13.5 million primarily include temporary enhanced compensation for our manufacturing employees; compensation that we continue to pay manufacturing employees while in quarantine (which is incremental to the compensation we pay to the manufacturing employees who produce our products while others are in quarantine); and expenses relating to other precautionary health and safety measures.

(12)	As of the end of each fiscal year presented, senior debt is defined as the face amount of all of our outstanding debt.

	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016

	(In thousands, except ratios)
Current and former senior secured credit agreement:
Revolving credit facility	$235,000	$—	$50,000	$—	$176,000
Tranche A term loan due 2019	—	—	—	—	233,640
Tranche B term loan due 2022	—	—	—	650,110	640,110
Tranche B term loan due 2026	671,625	450,000	—	—	—
4.625% senior notes due 2021	—	—	700,000	700,000	700,000
5.25% senior notes due 2025	900,000	900,000	900,000	900,000	—
5.25% senior notes due 2027	550,000	550,000	—	—	—
Senior debt	$2,356,625	$1,900,000	$1,650,000	$2,250,110	$1,749,750
EBITDA	$342,697	$263,729	$397,385	$290,181	$291,624
Senior debt / EBITDA	6.9x	7.2x	4.2x	7.8x	6.0x
Adjusted EBITDA	$361,247	$302,521	$314,182	$333,201	$322,040
Senior debt / adjusted EBITDA	6.5x	6.3x	5.3x	6.8x	5.4x

See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report, for more information about our long-term debt. As of January 2, 2021, we were in compliance with all of the covenants, including the financial covenants, in our credit agreement and the indentures governing the 5.25% senior notes due 2025 and 5.25% senior notes due 2027.

(13)	Cash interest expense, calculated below, is equal to net interest expense less amortization of deferred debt financing costs and bond discount/premium.

	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016

	(In thousands, except ratios)
Interest expense, net	$101,634	$98,126	$108,334	$91,784	$74,456
Amortization of deferred debt financing costs and bond discount/premium	(4,691)	(3,511)	(5,282)	(5,812)	(5,426)
Cash interest expense	$96,943	$94,615	$103,052	$85,972	$69,030
EBITDA	$342,697	$263,729	$397,385	$290,181	$291,624
EBITDA / cash interest expense	3.5x	2.8x	3.9x	3.4x	4.2x
Adjusted EBITDA	$361,247	$302,521	$314,182	$333,201	$322,040
Adjusted EBITDA / cash interest expense	3.7x	3.2x	3.0x	3.9x	4.7x

See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report, for more information about our long-term debt. As of January 2, 2021, we were in compliance with all of the covenants, including the financial covenants, in our credit agreement and the indentures governing the 5.25% senior notes due 2025 and 5.25% senior notes due 2027.

(14)	Total assets includes $4.6 million and $2.2 million of unamortized deferred debt financing costs related to our revolving credit facility as of January 2, 2021 and December 28, 2019, respectively. During fiscal 2019, we reclassified unamortized deferred debt financing costs related to our revolving credit facility from a reduction in long-term debt to other assets in the consolidated balance sheet data in the table above of $3.0 million, $3.8 million and $2.7 million as of the end of fiscal 2018, 2017 and 2016, respectively.
(15)	Total debt includes outstanding principal and unamortized discount/premium. Does not include unamortized deferred debt financing costs, which are included in total assets, see (14) above.

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

Since 1996, we have successfully acquired and integrated more than 50 brands into our company. Most recently, on December 1, 2020, we acquired the Crisco oils and shortening business from The J.M. Smucker Company and certain of its affiliates. On February 19, 2020, we acquired Farmwise LLC, maker of Farmwise Veggie Fries, Farmwise Veggie Tots and Farmwise Veggie Rings, from its founders and certain other sellers. On May 15, 2019, we acquired the Clabber Girl Corporation, including the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes, from Hulman & Company. We refer to these acquisitions in this report as the “Crisco acquisition,” the “Farmwise acquisition” and the “Clabber Girl acquisition.” All of these recent acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above before Part I of this report under the heading “Forward-Looking Statements” and in Part I, Item 1A, “Risk Factors” include:

Fluctuations in Commodity Prices and Production and Distribution Costs. We purchase raw materials, including agricultural products, oils, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

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

We experienced moderate net cost increases for raw materials during fiscal 2020, 2019 and 2018 and anticipate higher raw materials cost increases for fiscal 2021. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, maple syrup and oils) through fiscal 2021 and for most of our needs for oils through the first half of 2021.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2019, we were able to offset a portion of the freight cost increase through pricing, which included both list price increases and trade spend optimization. And in 2018 and 2019, we benefited from our distribution re-alignment efforts which have helped to optimize both our shelf-stable and our frozen distribution networks. Freight rates increased significantly during the fourth quarter of 2020 and we expect freight rates to remain elevated in 2021.

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

Consolidation in the Retail Trade and Consequent Inventory Reductions. As customers, such as supermarkets, discounters, e-commerce merchants, warehouse clubs and food distributors, continue to consolidate and grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. These customers are also reducing their inventories and increasing their emphasis on private label products.

Changing Consumer Preferences and Channel Shifts. Consumers in the market categories in which we compete frequently change their taste preferences, dietary habits and product packaging preferences. In addition, the rapid growth of some channels and changing consumer preferences for these channels, in particular in e-commerce, which has expanded significantly following the outbreak of COVID-19, may impact our current operations or strategies more quickly than we planned for, create consumer price deflation, alter the buying behavior of consumers or disrupt our retail customer relationships. As a result of changing consumer preferences for products and channels, we may need to increase or reallocate spending on existing and new distribution channels and technologies, marketing, advertising and new product innovation to protect or increase revenues, market share and brand significance. These expenditures may not be successful, including those related to our e-commerce and other technology-focused efforts, and might not result in trade and consumer acceptance of our efforts. If we are unable to effectively and timely adapt to changes in consumer preferences and channel shifts, our products may lose market share or we may face significant price erosion, and our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2020 and fiscal 2019, our net sales to customers in foreign countries represented approximately 7.8% and 7.7%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

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

Update Regarding Impact and Expected Future Impact of COVID-19 on Our Company

Business Impact. Consistent with B&G Foods’ core values, the health and safety of our employees and the quality and safety of our products are our highest priorities. We have implemented a wide range of precautionary measures at our manufacturing facilities and other work locations in response to COVID-19. We have also been working closely with our supply chain partners and our customers to ensure that we can continue to provide uninterrupted service. Thanks to the tremendous efforts of our employees, especially those throughout our supply chain, our ability to serve our customers has not, to date, been materially impacted, although, as discussed below, we have faced supply chain constraints for certain of our products.

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

Precautionary measures that we have taken to protect our employees, customers, suppliers and other business partners, and to maintain our ability to supply food products, include, among many others, the following:

●	the establishment of a COVID-19 task force consisting of our executives and other members of senior management;
●	social distancing and the required wearing of face masks at all manufacturing locations and the installation of plexiglass barriers at spots where line workers must work in close proximity;
●	enhanced sanitization procedures at all manufacturing and other work locations;
●	screening of all employees, including temperature checks, before entering manufacturing facilities;
●	quarantining (with pay) of employees who may have been exposed to COVID-19 or who are exhibiting any symptoms of COVID-19;
●	manufacturing plant shutdowns for sanitization when necessary upon a COVID-19 positive test;
●	the notification of manufacturing employees of any COVID-19 positive tests at their manufacturing location and the quarantining (with pay) of employees who may have had contact with the employee who tested positive;
●	instituting a work-from-home policy for office workers, and reducing office capacity and implementing social distancing and other precautionary measures for those workers returning to the office; and
●	constant communication with our customers and supply chain partners.

We also rewarded our dedicated employees at our manufacturing facilities by temporarily increasing compensation for our hourly employees, supervisors and managers from March 30, 2020 through February 15, 2021. This is in addition to the continued pay we provide to workers while in quarantine (as described in the bullet points above).

Financial Impact to Date. Due in part to general industry softness as well as reduced volumes resulting from our trade spend optimization efforts designed to reduce unprofitable trade spend during the non-holiday season, net sales in January and February 2020 were lower than in the prior year. However, we began to see a significant increase in net sales in the second half of March 2020 that more than offset the January and February declines as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home and work-from-home mandates and recommendations. As discussed more fully below, the increase in net sales continued during the remainder of the year. Increases in our net sales to supermarkets, mass merchants, warehouse clubs, wholesalers and e-commerce customers more than offset declines at foodservice customers (our net sales to foodservice customers represented approximately 13% of our overall net sales for fiscal 2019 and 9% for fiscal 2020). To date, we have spent approximately $13.5 million on COVID-19-related costs since the start of the pandemic. This includes our estimated costs to take the precautionary health and safety measures described above, to provide our manufacturing employees the temporary enhanced compensation described above and to continue to pay employees while they are in quarantine. Most of these costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

As described in more detail below, the pandemic has to date overall had a positive impact on our operating results and therefore our net cash provided by operating activities, which increased to $281.5 million for fiscal 2020.

Expectations and Risk Factors in Light of the COVID-19 Pandemic. Increased customer and consumer demand resulting from the COVID-19 pandemic, social distancing and stay-at-home and work-from-home mandates and recommendations has had a material positive impact on our company’s net sales, adjusted EBITDA, net cash provided by operating activities and net leverage in fiscal 2020. However, the ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home and work-from-home mandates and recommendations and whether additional waves of COVID-19 will affect the United States and the rest of North America, our company’s ability to continue to operate our manufacturing facilities, maintain our supply chain without material disruption, and procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits. See Part I, Item 1A, “Risk Factors,” of this report for a discussion of certain of the challenges relating to the COVID-19 pandemic that could adversely affect our businesses.

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

We adopted this guidance and related amendments as of the first quarter of fiscal 2018, applying the full retrospective transition approach to all contracts. Based on our comprehensive assessment of the new guidance, including our evaluation of the five-step approach outlined within the guidance, we concluded that the adoption would not have a significant impact to our core revenue-generating activities. However, the adoption did result in a change in presentation of certain trade and consumer promotion expenses, specifically in-store display incentives, also referred to as marketing development funds.

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

Goodwill and Other Intangible Assets

Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment testing is performed by comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, an impairment charge is recognized for the difference, not to exceed the amount of goodwill. As of January 2, 2021, we had $644.7 million of goodwill recorded in our consolidated balance sheet. Our testing indicates that the implied fair value of goodwill is significantly in excess of the carrying value. Therefore, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.

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

We completed our annual impairment tests for fiscal 2020 and fiscal 2019 with no adjustments to the carrying values of goodwill and indefinite-lived intangible assets. As of January 2, 2021, we had $1,697.3 million of indefinite-lived intangible assets recorded in our consolidated balance sheet. None of our indefinite-lived intangible assets had a book value in excess of their calculated fair values and the percentage excess of the aggregate calculated fair value over the aggregate book value was approximately 173.3%. However, materially different assumptions regarding the future performance of our businesses could result in significant impairment losses. For example, if future revenues and contributions to our operating results for certain of our brands continue to decline and do not achieve our expected future cash flows, this could result in impairment losses for those brands. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

The table below sets forth the book value as of January 2, 2021 of the indefinite-lived trademarks for each of our brands whose fiscal 2020 net sales were equal to or exceeded 3% of our total fiscal 2020 net sales, for the recently acquired Crisco brand and for “all other brands” in the aggregate (in thousands):

January 2, 2021
Brand:
Green Giant	$422,000
Crisco	322,000
Dash	189,000
Back to Nature	109,900
Spices & Seasonings(1)	65,200
Ortega	32,339
Cream of Wheat	27,000
Clabber Girl(2)	19,600
Maple Grove Farms of Vermont	11,627
All other brands	498,634
Total indefinite-lived trademarks	$1,697,300
(1)	The spices & seasonings acquisition was completed on November 21, 2016. Includes trademark values for multiple brands acquired as part of the acquisition.
(2)	The Clabber Girl acquisition was completed on May 15, 2019. Includes trademark values for multiple brands acquired as part of the acquisition.

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

See “U.S. Tax Act and U.S. CARES Act” below for a discussion of the U.S. Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which we refer to as the “U.S. Tax Act,” as well as the Coronavirus Aid, Relief and Economic Security Act that was signed into law on March 27, 2020, which we refer to as the “U.S. CARES Act,” and the impact both have had, and may have, on our business and financial results.

Pension Expense

We maintain four company-sponsored defined benefit pension plans covering approximately 34.9% of our employees. Our funding policy for company-sponsored defined benefit pension plans is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates, employee-related demographic factors, such as turnover, retirement age and mortality, and the rate of salary increases. Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension expenses and obligations. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We made total contributions to our company-sponsored pension plans of $11.0 million and $5.0 million during fiscal 2020 and fiscal 2019, respectively. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2021 and beyond.

Our discount rate assumption for our four company-sponsored defined benefit plans changed from 3.03% - 3.18% at December 28, 2019 to 2.23% - 2.46% at January 2, 2021. While we do not currently anticipate a change in our fiscal 2021 assumptions, as a sensitivity measure, a 0.25% decrease or increase in our discount rate would increase or decrease our pension expense by approximately $1.0 million to $1.1 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.4 million. During fiscal 2021 we expect to make contributions of approximately $5.5 million for our four company-sponsored defined benefit pension plans.

We also participate in a multi-employer defined benefit pension plan maintained by the labor union representing certain of our employees at our Portland, Maine facility. We make periodic contributions to this plan pursuant to the terms of a collective bargaining agreement. During fiscal 2021, we expect to make contributions of approximately $1.1 million for the multi-employer pension plan. In the event that we withdraw from participation in this plan or substantially reduce our participation in this plan (such as due to a workforce reduction), or if a mass withdrawal were to occur, applicable law could require us to make withdrawal liability payments to the plan, and we would have to reflect that liability on our balance sheet. The amount of our withdrawal liability would depend on the extent of this plan’s funding of vested benefits at the time of our withdrawal. Currently the plan is severely underfunded. Furthermore, our withdrawal liability could increase as the number of employers participating in this plan decreases.

For a more detailed description about our pension expense, the company-sponsored pension plans to which we contribute, and the multi-employer plan to which we contribute, which is in critical and declining status, see Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report.

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

In May 2020, the Securities and Exchange Commission (SEC) issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses. The amendments primarily relate to disclosures required by Rule 3-05 and Article 11 of Regulation S-X. Among other things, the final rule modifies the tests provided in Rule 1-02(w) of Regulation S-X used to determine whether a subsidiary or an acquired or disposed business is significant and modifies the number of years of audited financial statements required for acquisitions with significance levels greater than specified percentages. We early adopted the rule in the fourth quarter of fiscal 2020 and we applied the rule to our financial statement disclosure requirements for the Crisco acquisition. See Note 3, “Acquisitions and Divestitures,” to our consolidated financial statements in Part II, Item 8 of this report.

U.S. Tax Act and U.S. CARES Act

On December 22, 2017, the Tax Cuts and Jobs Act, which we refer to as the “U.S. Tax Act,” was signed into law. The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The changes in the U.S. Tax Act are broad and complex and we continue to examine the impact the U.S. Tax Act may have on our business and financial results. The U.S. Tax Act contains provisions with separate effective dates but was generally effective for taxable years beginning after December 31, 2017.

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 25.6% and 27.7% for fiscal 2020 and fiscal 2019, respectively. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act,” was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020 and the limitation will revert back to 30% in future periods. This modification increased the allowable interest expense deduction and resulted in a net operating loss (NOL) for the year 2019. We were able to carryback the 2019 NOL and receive a tax refund of $7.2 million in fiscal 2020. The NOL carryback to the 2014 and 2015 tax years generated a refund of previously paid income taxes at an approximate 35% federal tax rate. This resulted in a benefit related to tax rate differential of $2.6 million in fiscal 2020, $2.3 million of which was recorded as a discrete item in the first quarter of 2020. We were not subject to an interest expense deduction limitation in fiscal 2020. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our 2019 or 2020 tax rates. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for fiscal 2020 and fiscal 2019 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2020	Fiscal 2019
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	75.5%	76.9%
Gross profit	24.5%	23.1%

Operating expenses:
Selling, general and administrative expenses	9.5%	9.7%
Amortization expense	1.0%	1.1%
Operating income	14.0%	12.3%

Other income and expenses:
Interest expense, net	5.1%	5.9%
Loss on extinguishment of debt	—%	0.1%
Other income	(0.1)%	(0.1)%
Income before income tax expense	9.0%	6.4%
Income tax expense	2.3%	1.8%
Net income	6.7%	4.6%

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

A reconciliation of base business net sales to net sales for fiscal 2020 and 2019 follows (in thousands):

	Fiscal 2020	Fiscal 2019
Net sales	$1,967,909	$1,660,414
Net sales from acquisitions(1)	(62,997)	—
Base business net sales	$1,904,912	$1,660,414
(1)	For fiscal 2020, primarily includes $33.7 million of net sales from an additional seven and one-half months of Clabber Girl net sales and $27.8 million of net sales from one month of Crisco net sales. The Clabber Girl acquisition closed on May 15, 2019 and the Crisco acquisition closed on December 1, 2020.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Before COVID-19 Expenses. EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are non-GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up and gains and losses on the sale of assets); non-recurring expenses, gains and losses, including distribution restructuring expenses, severance and other expenses relating to the separation of our former chief executive officer in fiscal 2020 and a workforce reduction in fiscal 2019; gains and losses related to changes in the fair value of contingent liabilities from earn-outs; the non-cash accounting impact of our inventory reduction plan; intangible asset impairment charges and related asset write-offs; loss on product recalls, including customer refunds, selling, general and administrative expenses and the impact on cost of sales. We define adjusted EBITDA before COVID-19 expenses as adjusted EBITDA adjusted for COVID-19 expenses.

Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income or any other GAAP measure as an indicator of operating performance. EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are not complete net cash flow measures because EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are two potential indicators of an entity’s ability to fund these cash requirements. EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are not complete measures of an entity’s profitability because they do not include certain costs and expenses and gains and losses described above. Because not all companies use identical calculations, this presentation of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses may not be comparable to other similarly titled measures of other companies. However, EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses to net income and to net cash provided by operating activities for fiscal 2020 and fiscal 2019, along with the components of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses, follows (in thousands):

	Fiscal 2020	Fiscal 2019
Net income	$131,988	$76,389
Income tax expense	45,374	29,303
Interest expense, net	101,634	98,126
Depreciation and amortization	63,701	58,734
Loss on extinguishment of debt(1)	—	1,177
EBITDA	342,697	263,729
Acquisition/divestiture-related and non-recurring expenses(2)	17,227	21,519
Inventory reduction plan impact(3)	—	16,382
Amortization of acquisition-related inventory step-up(4)	1,323	891
Adjusted EBITDA	361,247	302,521
COVID-19 expenses(5)	13,521	—
Adjusted EBITDA before COVID-19 expenses	374,768	302,521
Income tax expense	(45,374)	(29,303)
Interest expense, net	(101,634)	(98,126)
Acquisition/divestiture-related and non-recurring expenses(2)	(17,227)	(21,519)
Inventory reduction plan impact(3)	—	(16,382)
Amortization of acquisition-related inventory step-up(4)	(1,323)	(891)
Net (gain)/loss on sales and disposals of property, plant and equipment	(50)	97
Deferred income taxes	42,613	20,415
Amortization of deferred debt financing costs and bond discount/premium	4,691	3,511
Share-based compensation expense	10,618	2,594
Changes in assets and liabilities, net of effects of business combinations	27,916	(116,413)
Net cash provided by operating activities(6)	$281,477	$46,504
(1)	Loss on extinguishment of debt for fiscal 2019 includes the write-off of deferred debt financing costs of $1.2 million relating to the redemption of all outstanding borrowings under our 4.625% senior notes due 2021.
(2)	Acquisition/divestiture-related and non-recurring expenses for fiscal 2020 of $17.2 million primarily includes $10.5 million of acquisition and integration expenses for the Crisco, Farmwise and Clabber Girl acquisitions, and $6.7 million of severance and other separation expenses primarily relating to the separation of our former chief executive officer in fiscal 2020 and a workforce reduction in fiscal 2019 and other non-recurring expenses. Acquisition/divestiture-related and non-recurring expenses for fiscal 2019 of $21.5 million primarily includes acquisition and integration expenses for the Clabber Girl acquisition, transition expenses for the Pirate Brands sale, and severance and other expenses primarily relating to a workforce reduction in fiscal 2019.

(3)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For fiscal 2019, inventory reduction plan impact of $16.4 million includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of the inventory reduction plan.
(4)	For fiscal 2020, amortization of acquisition-related inventory step-up of $1.3 million primarily relates to the purchase accounting adjustments made to inventory acquired in the Crisco acquisition. For fiscal 2019, amortization of acquisition-related inventory step-up of $0.9 million relates to the purchase accounting adjustments made to inventory acquired in the Clabber Girl acquisition.
(5)	COVID-19 expenses for fiscal 2020 of $13.5 million primarily include temporary enhanced compensation for our manufacturing employees; compensation that we continue to pay manufacturing employees while in quarantine (which is incremental to the compensation we pay to the manufacturing employees who produce our products while others are in quarantine); and expenses relating to other precautionary health and safety measures.
(6)	Our divestiture of Pirate Brands during the fourth quarter of 2018 resulted in a gain on sale during 2018 of approximately $176.4 million. The gain on sale negatively impacted our income taxes for fiscal 2019 by approximately $73.9 million, which includes cash tax payments we made during fiscal 2019 of $44.7 million and a cash tax benefit we otherwise would have expected to receive of approximately $29.2 million. Excluding the negative tax impact of the gain on sale, our net cash provided by operating activities for fiscal 2019 would have been approximately $120.4 million.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for fiscal 2020 and fiscal 2019, along with the components of adjusted net income and adjusted diluted earnings per share, follows (in thousands):

	Fiscal Year Ended
	Fiscal 2020	Fiscal 2019
Net income	$131,988	$76,389
Loss on extinguishment of debt, net of tax(1)	—	889
Acquisition/divestiture-related and non-recurring expenses, net of tax(2)	13,006	16,247
Inventory reduction plan impact, net of tax(3)	—	12,368
Amortization of acquisition-related inventory step-up, net of tax(4)	999	673
Accelerated amortization of deferred debt financing costs(5)	808	—
Tax benefit(6)	(2,258)	—
Tax true-ups(7)	1,432	—
Adjusted net income	$145,975	$106,566
Adjusted diluted earnings per share	$2.26	$1.64
(1)	Loss on extinguishment of debt for fiscal 2019 includes the write-off of deferred debt financing costs and unamortized discount of $1.2 million (or $0.9 million, net of tax) relating to the redemption of all outstanding borrowings under our 4.625% senior notes due 2021.
(2)	Acquisition/divestiture-related and non-recurring expenses for fiscal 2020 primarily includes acquisition and integration expenses for the Crisco, Farmwise and Clabber Girl acquisitions, and severance and other separation expenses primarily relating to the separation of our former chief executive officer in fiscal 2020 and a workforce reduction in fiscal 2019 and other non-recurring expenses. Acquisition/divestiture-related and non-recurring expenses for fiscal 2019 primarily includes acquisition and integration expenses for the Clabber Girl acquisition, transition expenses for the Pirate Brands sale, and severance and other expenses primarily relating to a workforce reduction in fiscal 2019.

(3)	Inventory reduction plan impact relates to our 2018 inventory reduction plan. For fiscal 2019, inventory reduction plan impact of $16.4 million (or $12.4 million, net of tax) includes the trailing non-cash accounting impact of the underutilization of our manufacturing facilities in 2018 as we reduced inventory during the implementation of the inventory reduction plan.
(4)	For fiscal 2020, amortization of acquisition-related inventory step-up of $1.3 million (or $1.0 million, net of tax) primarily relates to the purchase accounting adjustments made to inventory acquired in the Crisco acquisition. For fiscal 2019, amortization of acquisition-related inventory step-up of $0.9 million (or $0.7 million, net of tax) relates to the purchase accounting adjustments made to inventory acquired in the Clabber Girl acquisition.
(5)	Interest expense for fiscal 2020 includes the accelerated amortization of deferred debt financing costs of $1.1 million (or $0.8 million, net of tax), resulting from our voluntary partial prepayment of tranche B term loans.
(6)	Fiscal 2020 includes a $2.3 million tax benefit associated with the U.S. CARES Act, which was recorded during the first quarter of 2020.
(7)	Tax true-ups for fiscal 2020 reflects $0.9 million of non-deductible compensation expenses related to the separation of our former chief executive officer in fiscal 2020 and $0.5 million for the impact of enacted state rate changes and other tax adjustments.

Fiscal 2020 Compared to Fiscal 2019

Net Sales. Net sales for fiscal 2020 increased $307.5 million, or 18.5%, to $1,967.9 million from $1,660.4 million for fiscal 2019. The increase was primarily attributable to materially increased net sales beginning in March (as compared to prior year) resulting from increased demand for our products due to the COVID-19 pandemic, partially offset by supply chain constraints for certain of our products as a result of increased demand. Our net sales also benefited from acquisitions and from one extra reporting week in fiscal 2020 (which occurred in the third quarter) compared to fiscal 2019. Acquisitions benefited our net sales in fiscal 2020 by $63.0 million, which primarily includes $33.7 million of net sales from an additional seven and one-half months of Clabber Girl net sales and $27.8 million of net sales from one month of Crisco net sales. The Clabber Girl acquisition closed on May 15, 2019 and the Crisco acquisition closed on December 1, 2020. We estimate that the additional week in fiscal 2020 contributed approximately $35.0 million to our net sales.

Base business net sales for fiscal 2020 increased $244.5 million, or 14.7%, to $1,904.9 million from $1,660.4 million for fiscal 2019. The increase in base business net sales reflected an increase in unit volume of $209.8 million and an increase in net pricing (inclusive of the impact of our 2019 list price increases, the trade spend optimization program we initiated in 2019, and a temporarily lower trade spend environment in the industry during the first half of the year) and the impact of product mix of $35.8 million, or 2.2% of base business net sales, partially offset by the negative impact of foreign currency of $1.1 million.

Net sales of all Green Giant products in the aggregate (including Le Sueur) increased $112.2 million, or 21.3%, in fiscal 2020, as compared to fiscal 2019. Net sales of Green Giant shelf stable (including Le Sueur), increased $64.8 million, or 39.7%, for fiscal 2020. Net sales of Green Giant frozen increased $48.9 million, or 13.5%, for fiscal 2020 as compared to fiscal 2019.

See Note 16, “Net Sales by Brand,” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2020 and fiscal 2019 for each of our brands that equaled or exceeded approximately 3% of our fiscal 2020 or fiscal 2019 net sales and for all other brands in the aggregate.

The following table sets forth the most significant base business net sales increases and decreases by brand for fiscal 2020:

	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - shelf stable(1)	$64.8	39.7%
Green Giant - frozen	47.4	13.1%
Ortega	17.9	12.7%
Dash	13.4	22.9%
Cream of Wheat	12.9	21.6%
Spices & Seasonings(2)	12.1	4.9%
Clabber Girl(3)	10.2	18.9%
Maple Grove Farms of Vermont	6.1	8.7%
Back to Nature	(7.5)	(12.4)%
All other brands	67.2	15.3%
Base business net sales increase	$244.5	14.7%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(3)	For fiscal 2020, includes net sales of Clabber Girl only from May 15, 2020 through January 2, 2021, as net sales prior to May 15, 2020 are not included in base business net sales. Clabber Girl was acquired on May 15, 2019. See Note 3, “Acquisitions and Divestitures,” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information.

Gross Profit. Gross profit was $481.7 million for fiscal 2020, or 24.5% of net sales. Excluding the negative impact of $5.0 million of acquisition/divestiture-related expenses, the amortization of acquisition-related inventory fair value step-up and non-recurring expenses included in cost of goods sold during fiscal 2020, our gross profit would have been $486.7 million, or 24.7% of net sales. Gross profit was $383.1 million for fiscal 2019, or 23.1% of net sales. Excluding the negative impact of $22.0 million of acquisition/divestiture-related expenses, the amortization of acquisition-related inventory fair value step-up and non-recurring expenses included in cost of goods sold during fiscal 2019, which includes expenses related to the trailing non-cash accounting impact of our 2018 inventory reduction plan, our gross profit would have been $405.1 million, or 24.4% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $25.5 million, or 15.8%, to $186.2 million for fiscal 2020 from $160.7 million for fiscal 2019. The increase was composed of increases in general and administrative expenses of $10.7 million, selling expenses of $8.2 million, consumer marketing expenses of $7.7 million and warehousing expenses of $2.0 million, partially offset by a decrease in acquisition/divestiture-related and non-recurring expenses of $3.1 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.2 percentage points to 9.5% for fiscal 2020, compared to 9.7% for fiscal 2019.

Amortization Expense. Amortization expense increased $0.6 million to $19.1 million for fiscal 2020 from $18.5 million for fiscal 2019 due to the Crisco and Farmwise acquisitions completed in fiscal 2020.

Operating Income. As a result of the foregoing, operating income increased $72.6 million, or 35.6%, to $276.4 million for fiscal 2020 from $203.8 million for fiscal 2019. Operating income expressed as a percentage of net sales increased to 14.0% in fiscal 2020 from 12.3% in fiscal 2019.

Net Interest Expense. Net interest expense increased $3.5 million, or 3.6%, to $101.6 million for fiscal 2020 from $98.1 million in fiscal 2019. The increase was primarily attributable to the following factors: (1) additional interest expense of $1.5 million resulting from one extra week in the third quarter of 2020, (2) the accelerated amortization of $1.1 million of deferred debt financing costs resulting from our voluntary partial prepayment of tranche B term loans in the third quarter of 2020, and (3) an increase in average long-term debt outstanding during fiscal 2020 as compared to fiscal 2019. Net interest expense is expected to increase in fiscal 2021 primarily as a result of incremental borrowings we made in the fourth quarter of 2020 to fund the Crisco acquisition and related fees and expenses.

Loss on Extinguishment of Debt. We did not have any loss on extinguishment of debt for fiscal 2020. Loss on extinguishment of debt for fiscal 2019 includes the write-off of deferred deft financing costs of $1.2 million relating to the redemption of all outstanding borrowings under our 4.625% senior notes due 2021. See “—Liquidity and Capital Resources—Debt” below.

Other Income. Other income for fiscal 2020 primarily includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $2.6 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million. Other income for fiscal 2019 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.2 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million.

Income Tax Expense. Income tax expense increased $16.1 million to $45.4 million in fiscal 2020 from $29.3 million for fiscal 2019, primarily due to materially increased net sales, as described above. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

Fiscal 2019 Compared to Fiscal 2018

For a discussion of fiscal 2019 compared to fiscal 2018, please refer to our 2019 Annual Report on Form 10-K, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on February 26, 2020.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $235.0 million to $281.5 million for fiscal 2020 from $46.5 million for fiscal 2019. The increase was largely due to higher net income, primarily attributable to the positive impact of increased base business unit volume on our net sales as a result of the COVID-19 pandemic, the addition of one extra reporting week in fiscal 2020, and increased net sales due to one month of net sales of Crisco and an extra seven and one-half months of net sales of Clabber Girl during fiscal 2020 compared to fiscal 2019. The increase in net cash provided by operating activities was also due to the negative impact to income taxes of approximately $73.9 million in fiscal 2019 resulting from our divestiture of Pirate Brands in the fourth quarter of 2018, which included cash tax payments of $44.7 million made during the second quarter of 2019 and a cash tax benefit we otherwise would have expected to receive during the second quarter of 2019 of approximately $29.2 million. In addition, we experienced a positive impact to income taxes of approximately $7.2 million in fiscal 2020 as a result of the U.S. CARES Act in the form of a tax refund. The increase in net cash provided by operating activities also reflected favorable working capital comparisons in fiscal 2020 compared to the fiscal 2019, primarily comprised of inventories, trade accounts payable and accrued expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $444.2 million to $568.9 million for fiscal 2020 from $124.7 million for fiscal 2019. Net cash used in investing activities for fiscal 2020 includes the $539.3 million purchase price paid for the Crisco acquisition and net cash used in investing activities for fiscal 2019 includes the $82.4 million purchase price (net of cash acquired of $2.2 million) paid for the Clabber Girl acquisition. The increase in payments for acquisitions of businesses was partially offset by a reduction in capital expenditures from $42.4 million in fiscal 2019 compared to $26.7 million in fiscal 2020.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased $250.3 million from $328.0 million for fiscal 2020 from $77.7 million for fiscal 2019. The increase was primarily driven by net borrowings under our revolving credit facility of $235.0 million during fiscal 2020 compared to net repayments under our revolving credit facility of $50.0 million during fiscal 2019 and $34.7 million of payments for repurchases of common stock in fiscal 2019 compared to no payments for repurchases of common stock in fiscal 2020, partially offset by lower net proceeds from issuance of long-term debt of $221.6 million in fiscal 2020 as compared to net proceeds from issuance of long-term debt of $300.0 million in fiscal 2019.

Cash Income Tax Payments. We made net cash tax payments of approximately $9.8 million (comprised of $17.4 million of cash tax payments less $7.6 million of cash tax refunds received, including a $7.2 million refund received as a result of the U.S. CARES Act, as discussed below) and $47.5 million during fiscal 2020 and fiscal 2019, respectively. The decrease was primarily attributable to $44.7 million of cash tax payments made in fiscal 2019 relating to the fiscal 2018 gain on sale of Pirate Brands. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2021 through 2035. In fiscal 2020, our cash taxes were positively impacted by the U.S. CARES Act, which allowed us to carryback our 2019 net operating loss and receive a tax refund of $7.2 million in fiscal 2020. In fiscal 2019 our cash taxes were negatively impacted by the U.S. Tax Act’s limitations on the deductibility of interest expense. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact and expected impact of the U.S. CARES Act and the U.S. Tax Act on our cash income tax payments, including the impact the U.S. Tax Act had in fiscal 2019 and is expected to have in fiscal 2021 and beyond on our interest expense deductions. If there is a change in U.S. federal tax policy or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

We financed the Crisco acquisition, completed in December 2020, with revolving loans under our existing credit facility, a portion of which we subsequently refinanced with add-on tranche B term loans. We financed the Farmwise acquisition, completed in February 2020, with cash on hand. We financed the Clabber Girl acquisition, completed in May 2019, with cash on hand and additional revolving loans under our credit facility. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

Debt

See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report for a description of our senior secured credit agreement, including our revolving credit facility and tranche B term loans, our 5.25% senior notes due 2025, and our 5.25% senior notes due 2027. See also “—Acquisitions” above regarding the long-term debt incurred in connection with the Crisco acquisition.

Stock Repurchase Program

On March 11, 2020, our board of directors authorized an extension of our stock repurchase program from March 15, 2020 to March 15, 2021. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. We did not repurchase any shares of common stock during fiscal 2020. Therefore, as of

January 2, 2021, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

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

Future Capital Needs

On January 2, 2021, our total long-term debt of $2,334.1 million, net of our cash and cash equivalents of $52.2 million, was $2,281.9 million. Stockholders’ equity as of that date was $831.9 million.

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

We expect to make capital expenditures of approximately $50.0 million in the aggregate during fiscal 2021. Our projected capital expenditures for fiscal 2021 primarily relate to productivity and cost saving initiatives, asset sustainability projects, information technology (hardware and software), and the Crisco integration.

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

Recent Accounting Pronouncements

See Note 2(s), “Summary of Significant Accounting Policies — Recently Issued Accounting Standards – Pending Adoption,” to our consolidated financial statements in Part II, Item 8 of this report.

Off-balance Sheet Arrangements

As of January 2, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future purchase obligations and future pension obligations as set forth in the following table as of January 2, 2021:

	Payments Due by Period
		Fiscal	Fiscal 2022	Fiscal 2024	Fiscal 2026
Contractual Obligations:	Total	2021	and 2023	and 2025	and Thereafter

	(In thousands)
Long-term debt—principal	$2,356,625	$—	$—	$1,135,000	$1,221,625
Long-term debt—interest(1)	517,749	98,161	196,323	160,714	62,551
Operating leases(2)	38,488	12,169	12,561	9,819	3,939
Purchase obligations(3)	62,721	22,633	15,696	12,196	12,196
Pension obligations(4)	6,580	6,580	—	—	—
Total	$2,982,163	$139,543	$224,580	$1,317,729	$1,300,311
(1)	Expected interest payments on long-term debt are based on principal amounts outstanding, scheduled maturity dates and interest rates at January 2, 2021. See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 for further information as to our long-term debt interest obligations.
(2)	See Note 13, “Leases” to our consolidated financial statements in Part II, Item 8 for further information as to our operating lease obligations.
(3)	For the purposes of this table, purchase obligations represent agreements to purchase goods or services (such as raw materials, commodities, packaging, other materials and supplies and co-manufacturing arrangements) that are enforceable and legally binding on B&G Foods and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligations in the above table do not represent our entire expected future purchases for goods and services, which are significantly higher than the amounts set forth above. The table does not include purchase obligations under contracts that may be cancelled by B&G Foods without material penalty. Any amounts reflected on our consolidated balance sheet as accounts payable and accrued liabilities are excluded from the purchase obligations set forth in the table above. Penalties, if any, related to molds and equipment based upon failure to meet minimum volume requirements are also excluded from the table because we are unable to determine whether such penalties will be incurred and, if incurred, over what time period they will be paid.
(4)	We expect to make $6.6 million of defined benefit pension plan contributions during fiscal 2021, including $5.5 million for our four company-sponsored defined benefit pension plans and $1.1 million for the multi-employer defined benefit pension plan to which we contribute. We are unable to reliably estimate the timing of our aggregate annual pension contributions and contribution amounts beyond fiscal 2021. See Note 12, “Pensions,” to our consolidated financial statements in Part II, Item 8 for further information as to our pension obligations.

Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries

As further discussed in Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report, our obligations under our 5.25% senior notes due 2025 and 5.25% senior notes due 2027 are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this section as the guarantor subsidiaries. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 5.25% senior notes due 2025 or the 5.25% senior notes due 2027. In this section, we refer to these foreign subsidiaries and future foreign or partially owned domestic subsidiaries as the non-guarantor subsidiaries. See Note 7, “Long-Term Debt” to our consolidated financial statements in Part II, Item 8 of this report.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	January 2,	December 28,
	2021	2019
Current assets(1)	$648,850	$594,800
Non-current assets	2,979,902	2,513,668
Current liabilities(2)	223,644	198,378
Non-current liabilities	$2,960,040	$2,198,108
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $21.5 million and $30.9 million as of January 2, 2021 and December 28, 2019, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $0.2 million and $0.0 million as of January 2, 2021 and December 28, 2019, respectively.

Fiscal 2020
Net sales	$1,851,210
Gross profit	458,879
Operating income	259,289
Income before income tax expense	160,213
Net income	$120,302

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At January 2, 2021, we had $1,450.0 million of fixed rate debt and $906.6 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at January 2, 2021, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $9.1 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of January 2, 2021 and December 28, 2019 were as follows (in thousands):

	January 2, 2021				December 28, 2019
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$235,000		$235,000	(1)	$—		$—
Tranche B term loans due 2026	667,118	(2)	665,450	(3)	447,820	(2)	451,179	(3)
5.25% senior notes due 2025	902,292	(4)	931,616	(3)	902,832	(4)	929,917	(3)
5.25% senior notes due 2027	$550,000		$580,250	(3)	$550,000		$550,000	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At January 2, 2021, and December 28, 2019, the face amount of the tranche B term loans was $671.6 million and $450.0 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 include a premium. At January 2, 2021 and December 28, 2019, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2020, 2019 and 2018, our net sales to customers in foreign countries represented approximately 7.8%, 7.7% and 7.3%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated balance sheets at January 2, 2021 and December 28, 2019 and the consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for fiscal 2020, 2019 and 2018 and related notes are set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Initial measurement of Crisco trademark and customer relationships

As discussed in Note 3 to the consolidated financial statements, on December 1, 2020, the Company acquired Crisco brand oils and shortening business (Crisco) in a business combination. The Company acquired trademark and customer relationships associated with the generation of future income from Crisco’s existing customers. The acquisition-date fair values for the Crisco trademark and customer relationships were $322.0 million and $52.8 million, respectively. The preliminary purchase price allocation may be adjusted as a result of the finalization of the purchase price allocation procedures related to the assets acquired and liabilities assumed.

We identified the evaluation of the initial measurement of the acquired Crisco trademark and customer relationships as a critical audit matter. There is a high degree of subjectivity and judgment in evaluating the discounted cash flow model used to calculate the acquisition-date fair value of the Crisco trademark and customer relationships. Specifically, the discounted cash flow model included the following assumptions for which there was limited observable market information, and the calculated fair values of such assets were sensitive to possible changes in these assumptions:

●	Forecasted revenue growth rates attributable to Crisco trademark and customer relationships
●	Forecasted earnings before interest, taxes, depreciation and amortization (EBITDA)
●	The estimated discount rate
●	Estimated annual attrition.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s acquisition-date valuation process to develop the relevant assumptions, as listed above, including the analysis of the assumptions based on market participants’ views. We evaluated the Company’s forecasted revenue growth rates by comparing them to industry benchmarks and publicly available market data. We also compared the Company’s estimates of (1) forecasted revenue growth and EBITDA to Crisco’s historical actual results and (2) forecasted annual attrition to Crisco’s historical customer attrition data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	Evaluating the Company’s discount rate, and comparing it against a discount rate that was independently developed using publicly available market data for comparable entities
●	Assessing an estimate of the fair value of the Crisco trademark and customer relationships using the Company’s discounted cash flow model and independently developed discount rate and comparing the results to the Company’s fair value estimates.

Assessment of the carrying value of a certain indefinite-lived intangible asset

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company had $1,697.3 million of indefinite-lived trademark assets as of January 2, 2021, which included a certain indefinite-lived intangible asset. The Company performs indefinite-lived intangible assets impairment testing as of the last day of each fiscal year. The Company tests the indefinite-lived intangible assets by comparing the fair value with the carrying value and recognizes a loss for the difference. The Company estimates the fair value of the indefinite-lived intangible assets based on discounted cash flows that reflect certain third-party market value indicators.

We identified the assessment of the carrying value of a certain indefinite-lived intangible asset as a critical audit matter. The revenue growth rates and the discount rate assumptions used to calculate the fair value of a certain indefinite-lived intangible asset were challenging to audit due to the significant estimation in the assumptions and that minor changes to these assumptions would have a significant effect on the Company’s assessment of the carrying value of the indefinite-lived intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s indefinite-lived intangible asset impairment assessment process, including controls related to the determination of the fair value of the indefinite-lived intangible asset, related revenue growth rates, and determination of the discount rate. We evaluated the Company’s revenue growth rates by comparing them to historical results. In addition, we compared the Company’s historical revenue forecasts to actual results. We involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company’s discount rate, by comparing it to a discount rate that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Short Hills, New Jersey
March 2, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited B&G Foods, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the fiscal years ended January 2, 2021, December 28, 2019 and December 29, 2018, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 2, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired the Crisco business on December 1, 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2021, the internal control over financial reporting of the Crisco business associated with 14.4% of total assets and 1.4% of total net sales included in the consolidated financial statements of the Company as of and for the fiscal year ended January 2, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Crisco business.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Short Hills, New Jersey
March 2, 2021

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	January 2,	December 28,
	2021	2019
Assets
Current assets:
Cash and cash equivalents	$52,182	$11,315
Trade accounts receivable, less allowance for doubtful accounts and discounts of $1,739 and $1,794 as of January 2, 2021 and December 28, 2019, respectively	132,935	143,908
Inventories	492,804	472,187
Prepaid expenses and other current assets	43,619	25,449
Income tax receivable	15,761	8,934
Total current assets	737,301	661,793

Property, plant and equipment, net of accumulated depreciation of $314,359 and $270,454 as of January 2, 2021 and December 28, 2019, respectively	371,854	304,934
Operating lease right-of-use assets	32,216	38,698
Goodwill	644,747	596,391
Other intangible assets, net	1,971,326	1,615,126
Other assets	5,948	3,277
Deferred income taxes	4,178	7,371
Total assets	$3,767,570	$3,227,590

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$126,537	$114,936
Accrued expenses	77,460	55,659
Current portion of operating lease liabilities	11,034	9,813
Current portion of long-term debt	—	5,625
Income tax payable	101	454
Dividends payable	30,520	30,421
Total current liabilities	245,652	216,908

Long-term debt	2,334,086	1,874,158
Deferred income taxes	293,121	254,339
Long-term operating lease liabilities, net of current portion	23,959	31,997
Other liabilities	38,875	37,646
Total liabilities	2,935,693	2,415,048
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 64,252,859 and 64,044,649 shares issued and outstanding as of January 2, 2021 and December 28, 2019, respectively	643	640
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(35,594)	(31,894)
Retained earnings	866,828	843,796
Total stockholders’ equity	831,877	812,542
Total liabilities and stockholders’ equity	$3,767,570	$3,227,590

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Net sales	$1,967,909	$1,660,414	$1,700,764
Cost of goods sold	1,486,169	1,277,290	1,351,264
Gross profit	481,740	383,124	349,500

Operating expenses:
Selling, general and administrative expenses	186,191	160,745	167,389
Amortization expense	19,111	18,543	18,343
Gain on sale of assets	—	—	(176,386)
Operating income	276,438	203,836	340,154

Other income and expenses:
Interest expense, net	101,634	98,126	108,334
Loss on extinguishment of debt	—	1,177	13,135
Other income	(2,558)	(1,159)	(3,592)
Income before income tax expense	177,362	105,692	222,277
Income tax expense	45,374	29,303	49,842
Net income	$131,988	$76,389	$172,435

Weighted average shares outstanding:
Basic	64,163	65,013	66,145
Diluted	64,557	65,039	66,255

Earnings per share:
Basic	$2.06	$1.17	$2.61
Diluted	$2.04	$1.17	$2.60

Cash dividends declared per share	$1.90	$1.90	$1.89

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Net income	$131,988	$76,389	$172,435

Other comprehensive income:
Foreign currency translation adjustments	(830)	4,145	(3,507)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	(2,870)	(12,537)	761
Other comprehensive income	(3,700)	(8,392)	(2,746)
Comprehensive income	$128,288	$67,997	$169,689

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 30, 2017	66,499,044	$665	$266,789	$(20,756)	$634,121	$880,819
Foreign currency translation	—	—	—	(3,507)	—	(3,507)
Change in pension benefit (net of $254 of income taxes)	—	—	—	761	—	761
Net income	—	—	—	—	172,435	172,435
Share-based compensation	—	—	3,025	—	—	3,025
Issuance of common stock for share-based compensation	127,996	1	(1,845)	—	—	(1,844)
Stock options exercised	1,787	—	60	—	—	60
Repurchase of common stock	(990,126)	(10)	(26,910)	—	—	(26,920)
Dividends declared on common stock, $1.89 per share	—	—	(124,780)	—	—	(124,780)
Balance at December 29, 2018	65,638,701	$656	$116,339	$(23,502)	$806,556	$900,049
Foreign currency translation	—	—	—	4,145	—	4,145
Change in pension benefit (net of $4,107 of income taxes)	—	—	—	(12,537)	—	(12,537)
Net income	—	—	—	—	76,389	76,389
Share-based compensation	—	—	3,027	—	—	3,027
Issuance of common stock for share-based compensation	143,835	1	(906)	—	—	(905)
Repurchase of common stock	(1,737,887)	(17)	(34,697)	—	—	(34,714)
Dividends declared on common stock, $1.90 per share	—	—	(83,763)	—	(39,149)	(122,912)
Balance at December 28, 2019	64,044,649	$640	$—	$(31,894)	$843,796	$812,542
Foreign currency translation	—	—	—	(830)	—	(830)
Change in pension benefit (net of $1,009 of income taxes)	—	—	—	(2,870)	—	(2,870)
Net income	—	—	—	—	131,988	131,988
Share-based compensation	—	—	10,669	—	—	10,669
Issuance of common stock for share-based compensation	123,732	2	(1)	—	—	1
Cancellation of restricted stock for tax withholding upon vesting	(3,813)	—	(69)	—	—	(69)
Stock options exercised	88,291	1	2,418	—	—	2,419
Dividends declared on common stock, $1.90 per share	—	—	(13,017)	—	(108,956)	(121,973)
Balance at January 2, 2021	64,252,859	$643	$—	$(35,594)	$866,828	$831,877

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Cash flows from operating activities:
Net income	$131,988	$76,389	$172,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,701	58,734	53,639
Amortization of operating lease right-of-use assets	11,959	11,396	—
Amortization of deferred debt financing costs and bond discount/premium	4,691	3,511	5,282
Deferred income taxes	42,613	20,415	(1,494)
Gain on sale of assets	—	—	(176,386)
Net (gain)/loss on sales and disposals of property, plant and equipment	(50)	97	931
Loss on extinguishment of debt	—	1,177	13,135
Share-based compensation expense	10,618	2,594	3,025
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	10,806	13,918	(12,933)
Inventories	17,271	(57,436)	88,037
Prepaid expenses and other current assets	(17,964)	(4,629)	(302)
Income tax receivable/payable	(7,110)	(38,686)	45,973
Other assets	(151)	143	307
Trade accounts payable	4,928	(26,879)	14,773
Accrued expenses	10,825	(10,735)	1,449
Other liabilities	(2,648)	(3,505)	1,585
Net cash provided by operating activities	281,477	46,504	209,456

Cash flows from investing activities:
Capital expenditures	(26,748)	(42,355)	(41,627)
Proceeds from sale of assets	343	46	420,002
Payments for acquisition of businesses, net of cash acquired	(542,488)	(82,430)	(30,787)
Net cash (used in) provided by investing activities	(568,893)	(124,739)	347,588

Cash flows from financing activities:
Repayments of long-term debt	(78,375)	(700,000)	(650,110)
Proceeds from issuance of long-term debt	300,000	1,000,000	—
Repayments of borrowings under revolving credit facility	(520,000)	(645,000)	(170,000)
Borrowings under revolving credit facility	755,000	595,000	220,000
Proceeds from issuance of common stock, net	—	—	60
Dividends paid	(121,874)	(123,669)	(124,524)
Payments for repurchase of common stock, net	—	(34,713)	(26,920)
Proceeds from exercise of stock options	2,419	—	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(69)	(905)	(1,833)
Payments of debt financing costs	(9,149)	(13,000)	—
Net cash provided by (used in) financing activities	327,952	77,713	(753,327)

Effect of exchange rate fluctuations on cash and cash equivalents	331	189	1,425
Net increase (decrease) in cash and cash equivalents	40,867	(333)	(194,858)

Cash and cash equivalents at beginning of year	11,315	11,648	206,506
Cash and cash equivalents at end of year	$52,182	$11,315	$11,648

Supplemental disclosures of cash flow information:
Cash interest payments	$97,449	$87,982	$102,114
Cash income tax payments	$9,812	$47,506	$4,669
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$30,520	$30,421	$31,178
Accruals related to purchases of property, plant and equipment	$8,857	$3,251	$5,520
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,475	$903	—

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 2, 2021, December 28, 2019 and December 29, 2018

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, cookies and crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Back to Nature, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Davis, Devonsheer, Don Pepino, Durkee, Emeril’s, Farmwise, Grandma’s Molasses, Green Giant, JJ Flats, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Red Devil, Regina, Rumford, Sa-són, Sclafani, SnackWell’s, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s. We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Fiscal Year

We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 2, 2021 (fiscal 2020), contained 53 weeks and the fiscal years ended December 28, 2019 (fiscal 2019) and December 29, 2018 (fiscal 2018) contained 52 weeks each.

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 62.6%, 59.1% and 56.9% of consolidated net sales in fiscal 2020, 2019 and 2018, respectively. Our top ten customers accounted for approximately 62.5%, 62.3% and 55.8% of our consolidated trade accounts receivables as of the end of fiscal 2020, 2019 and 2018, respectively. Other than Walmart, which accounted for approximately 26.5%, 25.6% and 24.1% of our consolidated net sales in fiscal 2020, 2019 and 2018, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2020, 2019 or 2018. Other than Walmart, which accounted for approximately 32.6%, 29.1% and 24.9% of our consolidated trade accounts receivables as of the end of fiscal 2020, 2019 and 2018, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2020, 2019 and 2018. As of January 2, 2021, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

During fiscal 2020, 2019 and 2018, our sales to foreign countries represented approximately 7.8%, 7.7% and 7.3%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

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

(f)Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2020, 2019 and 2018, we capitalized $0.7 million, $1.1 million and $1.1 million, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

(g)Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment testing is performed by comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, an impairment charge is recognized for the difference, not to exceed the amount of goodwill. We test our indefinite-lived intangible assets by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our indefinite-lived intangible assets based on discounted cash flows that reflect certain third party market value indicators. Calculating our fair value for these purposes requires significant estimates and assumptions by management.

Customer relationships and finite-lived trademarks are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 10 to 20 years.

(h)Deferred Debt Financing Costs

Deferred debt financing costs are capitalized and amortized over the term of the related debt agreements and are included as a reduction of long-term debt, except for the revolving credit facility, for which the deferred debt financing costs are included in other assets. Amortization of deferred debt financing costs for fiscal 2020, 2019 and 2018 was $4.7 million, $3.5 million and $5.3 million, respectively.

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

January 2, 2021, December 28, 2019 and December 29, 2018

(l)Selling, General and Administrative Expenses

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We expense our advertising costs either in the period the advertising first takes place or as incurred. Advertising expenses were approximately $10.6 million, $7.8 million and $15.9 million, for fiscal 2020, 2019 and 2018, respectively.

(m)Pension Plans

We maintain four company-sponsored defined benefit pension plans covering approximately 34.9% of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. From time to time, however, we voluntarily contribute greater amounts based on pension asset performance, tax considerations and other relevant factors.

(n)Share-Based Compensation Expense

We provide compensation benefits in the form of performance share long-term incentive awards (LTIAs), restricted stock, common stock and stock options to employees and non-employee directors. The cost of share-based compensation is recorded at fair value at the date of grant and expensed in our consolidated statements of operations over the requisite service period, if any.

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

January 2, 2021, December 28, 2019 and December 29, 2018

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

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. See Note 10, “Income Taxes,” for a discussion of the Tax Cuts and Jobs Act enacted in December 2017, which we refer to in this report as the “U.S. Tax Act,” as well as the Coronavirus Aid, Relief and Economic Security Act enacted in March 2020, which we refer to in this report as the “U.S. CARES Act.” We assess the impact of significant changes to the U.S. federal, state and international income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted. We recognize the benefit of an uncertain tax position that we have taken or expect to take on our income tax returns we file if it is “more likely than not” that such tax position will be sustained based on its technical merits.

(p)Dividends

Cash dividends, if any, are accrued as a liability on our consolidated balance sheets when declared and recorded as a decrease to additional paid-in capital, or as a decrease to retained earnings when additional paid-in capital has a zero balance.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

	Fiscal	Fiscal	Fiscal
	2020	2019	2018

	(In thousands, except share and per share data)
Net income	$131,988	$76,389	$172,435

Weighted average common shares outstanding:
Basic	64,162,682	65,013,406	66,144,703
Net effect of potentially dilutive share-based compensation awards(1)	393,829	25,373	109,851
Diluted	64,556,511	65,038,779	66,254,554
Earnings per share:
Basic	$2.06	$1.17	$2.61
Diluted	$2.04	$1.17	$2.60
(1)	For fiscal 2020, 2019 and 2018, outstanding stock options of 739,976, 1,110,212 and 1,091,478, respectively, were excluded from diluted earnings per share as their effect was antidilutive.

(r)Accounting Standards Adopted in Fiscal 2020

In May 2020, the Securities and Exchange Commission (SEC) issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses. The amendments primarily relate to disclosures required by Rule 3-05 and Article 11 of Regulation S-X. Among other things, the final rule modifies the tests provided in Rule 1-02(w) of Regulation S-X used to determine whether a subsidiary or an acquired or disposed business is significant and modifies the number of years of audited financial statements required for acquisitions with significance levels greater than specified percentages. We early adopted the rule in the fourth quarter of fiscal 2020 and we applied the rule to our financial statement disclosure requirements for the Crisco acquisition. See Note 3, “Acquisitions and Divestitures.”

In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standards update (ASU) which modifies the measurement of expected credit losses of certain financial instruments. This ASU replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model and applies to all financial assets, including trade accounts receivables. The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. This guidance became effective during the first quarter of fiscal 2020. The adoption of the new standard did not have a material impact to our consolidated financial statements and related disclosures.

In January 2017, the FASB issued an amendment to the standards of goodwill impairment testing. The new guidance simplifies the test for goodwill impairment, by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance became effective during the first quarter of fiscal 2020 and was applied during our annual goodwill impairment testing for fiscal 2020. The adoption of this ASU did not have an impact to our consolidated financial statements.

In March 2020, the SEC adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered in Rule 3-10 of Regulation S-X, and affiliates whose securities collateralize securities registered or being registered in Rule 3-16 of Regulation S-X (SEC Release No. 33- 10762). We adopted the amendments to the disclosure requirements during the third quarter of fiscal 2020. This amendment did not have an impact on our consolidated financial statements as this amendment simplifies the financial disclosures required in our guarantor and non-guarantor financial information. The amendment replaces the requirement to present condensed consolidating financial statements, comprised of balance sheets and statements of operations, comprehensive income and cash flows for all periods presented, with summarized financial information of the guarantor only for the most recently completed fiscal year and any subsequent interim period. See Part II, Item 7, “Management’s

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries.”

In August 2018, the FASB issued a new ASU that aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies by changing disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. This guidance became effective during the fourth quarter of fiscal 2020 and we updated our defined benefit pension plan disclosures accordingly. The adoption of this ASU did not have an impact to our consolidated financial statements as this ASU only modified disclosure requirements. See Note 12, “Pension Benefits.”

(s)Recently Issued Accounting Standards – Pending Adoption

In March 2020, the FASB issued a new ASU which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR. The update may be applied as of the beginning of the interim period that includes March 12, 2020 through December 31, 2022. We currently expect to adopt the standard during fiscal 2022. We are in the process of evaluating the impact of the adoption of this ASU. LIBOR is used to determine interest under our revolving credit facility and our tranche B term loans due 2026. Currently, however, we do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

In December 2019, the FASB issued a new ASU that removes certain exceptions for recognizing deferred taxes for certain investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. Early adoption is permitted, including adoption in any interim period. We currently expect to adopt the standard when it becomes effective in the first quarter of fiscal 2021. We are in the process of evaluating the impact of the adoption of this ASU. Currently, we do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

(3)	Acquisitions and Divestitures

Acquisitions

On December 1, 2020, pursuant to an agreement entered into on October 26, 2020, we completed the acquisition of the Crisco oils and shortening business from The J.M. Smucker Company and certain of its affiliates, for approximately $539.3 million in cash. We refer to this acquisition as the “Crisco acquisition” and the Crisco oils and shortening business as the “Crisco business.”

On February 19, 2020, we acquired Farmwise LLC, maker of Farmwise Veggie Fries, Farmwise Veggie Tots and Farmwise Veggie Rings, from its founders and certain other sellers. We refer to this acquisition as the “Farmwise acquisition.”

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

January 2, 2021, December 28, 2019 and December 29, 2018

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

Crisco Acquisition

The following table sets forth the preliminary allocation of the Crisco acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. We anticipate completing the purchase price allocation during fiscal 2021.

Allocation:	December 1, 2020
Inventories	$37,137
Prepaid expenses and other current assets	113
Property, plant and equipment, net	81,405
Operating lease right-of-use assets	1,597
Trademarks — indefinite-lived intangible assets	322,000
Customer relationships — finite-lived intangible assets	52,800
Current portion of operating lease liabilities	(596)
Long-term operating lease liabilities, net of current portion	(1,001)
Goodwill	45,806
Total purchase price (paid in cash)	$539,261

Clabber Girl Acquisition

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

January 2, 2021, December 28, 2019 and December 29, 2018

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

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations presents our operations as if the Crisco acquisition had occurred as of the beginning of fiscal 2019. In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of trademark and customer relationship intangibles. On an actual basis, Crisco contributed $27.8 million of our aggregate $1,967.9 million of consolidated net sales for fiscal 2020. (dollars in thousands, except per share data):

	Fiscal 2020	Fiscal 2019
Net sales(1)	$2,253,645	$1,906,402
Net income(1)	$182,169	$105,433
Basic earnings per share(1)	$2.84	$1.62
Diluted earnings per share(1)	$2.82	$1.62
(1)	The pro forma financial information presented above does not purport to be indicative of the results that actually would have been attained had the Crisco acquisition occurred as of the beginning of fiscal 2019, and is not intended to be a projection of future results.

None of the Farmwise, Clabber Girl and McCann’s acquisitions were material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented for those acquisitions.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

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

(4)	Inventories

Inventories consist of the following, as of the dates indicated (in thousands):

	January 2, 2021	December 28, 2019
Raw materials and packaging	$87,843	$65,673
Work-in-process	95,207	111,866
Finished goods	309,754	294,648
Inventories	$492,804	$472,187

(5)Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following as of the dates indicated (in thousands):

	January 2, 2021	December 28, 2019
Land and improvements	$25,015	$13,097
Buildings and improvements	159,454	135,928
Machinery and equipment	393,583	339,318
Office furniture, vehicles and computer equipment	84,936	71,365
Construction-in-progress	23,225	15,680
Property, plant and equipment, cost	686,213	575,388
Less: accumulated depreciation	(314,359)	(270,454)
Property, plant and equipment, net	$371,854	$304,934

Depreciation expense was $44.6 million, $40.2 million and $35.3 million for fiscal 2020, 2019 and 2018, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

(6)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	January 2, 2021			December 28, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$20,100	$5,597	$14,503	$19,600	$4,462	$15,138
Customer relationships	406,901	147,378	259,523	354,090	129,402	224,688
Total finite-lived intangible assets	$427,001	$152,975	$274,026	$373,690	$133,864	$239,826

Indefinite-Lived Intangible Assets
Goodwill	$644,747			$596,391
Trademarks	$1,697,300			$1,375,300

Amortization expense associated with finite-lived intangible assets was $19.1 million, $18.5 million and $18.3 million during fiscal 2020, 2019 and 2018, respectively, and is recorded in operating expenses. We expect to recognize $21.6 million of amortization expense in each of the fiscal years 2021 and 2022, respectively, $21.5 million in fiscal 2023, and $21.4 million in each of the fiscal years 2024 and 2025, respectively. See Note 3, “Acquisitions and Divestitures.”

We completed our annual impairment tests for fiscal 2020, 2019 and 2018 with no adjustments to the carrying values of goodwill and indefinite-lived intangible assets. If, however, operating results for any of our brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization could put pressure on the carrying value of our goodwill. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets.”

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

(7)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	January 2, 2021	December 28, 2019
Revolving credit loans:
Outstanding principal	$235,000	$—
Revolving credit loans, net(1)	235,000	—

Tranche B term loans due 2026:
Outstanding principal	671,625	450,000
Unamortized deferred debt financing costs	(6,052)	(4,042)
Unamortized discount	(4,507)	(2,180)
Tranche B term loans due 2026, net	661,066	443,778

5.25% senior notes due 2025:
Outstanding principal	900,000	900,000
Unamortized deferred debt financing costs	(7,348)	(9,077)
Unamortized premium	2,292	2,832
5.25% senior notes due 2025, net	894,944	893,755

5.25% senior notes due 2027:
Outstanding principal	550,000	550,000
Unamortized deferred debt financing costs	(6,924)	(7,750)
5.25% senior notes due 2027, net	543,076	542,250

Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,334,086	1,879,783
Current portion of long-term debt	—	(5,625)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium and excluding current portion	$2,334,086	$1,874,158
(1)	Unamortized deferred debt financing costs related to our revolving credit facility were $4.6 million and $2.2 million as of January 2, 2021 and December 28, 2019, respectively. These amounts are included in other assets in the accompanying consolidated balance sheets.

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

On December 16, 2020, we amended our amended and restated credit agreement, dated as of October 2, 2015, and previously amended on March 30, 2017, November 20, 2017 and October 10, 2019. Among other things, the amendment provides for a $300.0 million add-on tranche B term loan facility, which closed and funded on December 16, 2020. The add-on tranche B term loan loans were issued at a price equal to 99.00% of their face value. The add-on term loans have the same terms as, and are fungible with, $371.6 million of tranche B term loans. We used the net proceeds of the add-on term loans to repay a portion of the revolving credit facility borrowings used to finance the Crisco acquisition. As of January 2, 2021, $671.6 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2026.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

The December 2020 amendment also increased the revolver capacity from $700.0 million to $800.0 million and extended the maturity date of our revolving credit facility from November 21, 2022 to December 16, 2025. As of January 2, 2021, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.9 million, was $563.1 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

If we prepay all or any portion of the tranche B term loans prior to June 16, 2021 in connection with a financing that has a lower interest rate or weighted average yield than the tranche B term loans, we will owe a repayment fee equal to 1% of the amount prepaid. Otherwise, we are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are Eurodollar (LIBOR) loans.

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

Our obligations under the credit agreement are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries (other than a domestic subsidiary that is a holding company for one or more foreign subsidiaries). The credit agreement is secured by substantially all of our and our domestic subsidiaries’ assets except our and our domestic subsidiaries’ real property. The credit agreement contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting our ability to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens.

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA for such period) may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of January 2, 2021, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

We used the net proceeds of the April 2017 offering to repay all of the then outstanding borrowings and amounts due under our revolving credit facility and tranche A term loans, to pay related fees and expenses and for general corporate purposes. We used the net proceeds of the November 2017 offering to repay all of the then outstanding borrowings and amounts due under our revolving credit facility, to pay related fees and expenses and for general corporate purposes.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 2, 2021, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

January 2, 2021, December 28, 2019 and December 29, 2018

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 2, 2021, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

Subsidiary Guarantees. We have no assets or operations independent of our direct and indirect subsidiaries. All of our present domestic subsidiaries jointly and severally and fully and unconditionally guarantee our long-term debt. There are no significant restrictions on our ability and the ability of our subsidiaries to obtain funds from our respective subsidiaries by dividend or loan. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries.”

Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for fiscal 2020. Loss on extinguishment of debt for fiscal 2019 includes the write-off of deferred debt financing costs of $1.2 million, relating to the repayment of all outstanding borrowings under the 4.625% senior notes due 2021. Loss on extinguishment of debt for fiscal 2018 includes the write-off of deferred debt financing costs and unamortized discount of $11.1 million and $2.0 million, respectively, relating to the repayment of all then outstanding borrowings under tranche B term loans.

Contractual Maturities. As of January 2, 2021, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2021	$—
2022	—
2023	—
2024	—
2025	1,135,000
Thereafter	1,221,625
Total	$2,356,625

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

Accrued Interest. At January 2, 2021 and December 28, 2019, accrued interest of $20.9 million and $21.4 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of January 2, 2021 and December 28, 2019 were as follows (in thousands):

	January 2, 2021				December 28, 2019
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$235,000		$235,000	(1)	$—		$—
Tranche B term loans due 2026	667,118	(2)	665,450	(3)	447,820	(2)	451,179	(3)
5.25% senior notes due 2025	902,292	(4)	931,616	(3)	902,832	(4)	929,917	(3)
5.25% senior notes due 2027	$550,000		$580,250	(3)	$550,000		$550,000	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At January 2, 2021 and December 28, 2019, the face amount of the tranche B term loans was $671.6 million and $450.0 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 include a premium. At January 2, 2021 and December 28, 2019, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during fiscal 2020, 2019 or 2018.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

(9)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for fiscal 2020, 2019 and 2018 were as follows (in thousands):

	Amount Reclassified
	From AOCL			Affected Line Item in the
				Statement Where Net Income
Details about AOCL Components	Fiscal 2020	Fiscal 2019	Fiscal 2018	(Loss) is Presented
Defined benefit pension plan items
Amortization of unrecognized prior service cost	$—	$—	$2	See (1) below
Amortization of unrecognized loss	1,288	861	696	See (1) below
Accumulated other comprehensive loss before tax	1,288	861	698	Total before tax
Tax expense	(334)	(211)	(174)	Income tax expense
Total reclassification	$954	$650	$524	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 12, “Pension Benefits,” for additional information.

Changes in AOCL for fiscal 2020, 2019 and 2018 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 30, 2017	$(12,985)	$(7,771)	$(20,756)
Other comprehensive income (loss) before reclassifications	237	(3,507)	(3,270)
Amounts reclassified from AOCL	524	—	524
Net current period other comprehensive income (loss)	761	(3,507)	(2,746)
Balance at December 29, 2018	(12,224)	(11,278)	(23,502)
Other comprehensive (loss) income before reclassifications	(13,187)	4,145	(9,042)
Amounts reclassified from AOCL	650	—	650
Net current period other comprehensive (loss) income	(12,537)	4,145	(8,392)
Balance at December 28, 2019	(24,761)	(7,133)	(31,894)
Other comprehensive loss before reclassifications	(3,824)	(830)	(4,654)
Amounts reclassified from AOCL	954	—	954
Net current period other comprehensive loss	(2,870)	(830)	(3,700)
Balance at January 2, 2021	$(27,631)	$(7,963)	$(35,594)

(10)	Income Taxes

The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
U.S.	$160,214	$101,110	$217,044
Foreign	17,148	4,582	5,233
Total	$177,362	$105,692	$222,277

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

Income tax expense consists of the following (in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Current:
Federal	$(2,763)	$1,650	$41,583
State	2,883	3,872	7,775
Foreign	2,641	3,366	1,978
Current income tax expense	2,761	8,888	51,336
Deferred:
Federal	35,209	19,541	3,508
State	4,582	3,005	(3,190)
Foreign	2,822	(2,131)	(1,812)
Deferred income taxes	42,613	20,415	(1,494)
Income tax expense	$45,374	$29,303	$49,842

Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 21% for fiscal 2020, 2019 and 2018, respectively, to income before income tax expense) as a result of the following:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Expected tax expense	21.0%	21.0%	21.0%
Increase (decrease):
State income taxes, net of federal income tax benefit	3.2	5.2	2.9
Foreign income taxes	1.5	1.4	0.8
Permanent differences	1.3	0.3	0.1
Impact on deferred taxes from changes in state tax rates and prior year true-ups	0.7	0.6	(1.6)
Impact on deferred taxes from U.S. Tax Act	—	—	0.3
Impact of U.S. CARES Act	(1.4)	—	—
Foreign tax credit	(0.6)	(0.3)	(0.1)
Other	(0.1)	(0.5)	(1.0)
Total	25.6%	27.7%	22.4%

In fiscal 2020, 2019 and 2018, changes in state apportionments, state filings or state tax laws impacted our deferred blended state rate, resulting in a deferred state tax expense in fiscal 2020 of $0.4 million, a state tax expense in fiscal 2019 of $0.8 million and state tax benefit in fiscal 2018 of $3.5 million. In fiscal 2020, permanent differences were impacted by non-deductible executive compensation in the amount of $3.5 million.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 2,	December 28,
	2021	2019
Deferred tax assets:
Accounts receivable, principally due to allowance	$25	$25
Inventories, principally due to additional costs capitalized for tax purposes	2,830	2,611
Operating lease liabilities	8,006	10,277
Accrued expenses and other liabilities	13,065	12,809
Net operating losses and tax credit carryforwards	5,196	4,927
Interest expense deductions limitation	57	7,427
Unrealized losses	77	—
Gross deferred tax assets	29,256	38,076
Valuation allowances	(2,703)	(1,702)
Deferred tax assets, net	26,553	36,374
Deferred tax liabilities:
Unrealized gains	—	(104)
Property, plant and equipment	(34,935)	(24,054)
Goodwill and other intangible assets	(261,512)	(239,627)
Prepaid expenses and other assets	(11,589)	(9,939)
Operating lease right-of-use assets	(7,460)	(9,618)
Gross deferred tax liabilities	(315,496)	(283,342)
Net deferred tax liabilities	$(288,943)	$(246,968)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, a valuation allowance of $2.7 million, $1.7 million and $1.0 million was recorded during fiscal 2020, 2019 and 2018, respectively, to record only the portion of the deferred tax asset that management believes is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

At January 2, 2021 and December 28, 2019, we had $0.8 million and $0.7 million, respectively, of reserves for uncertain tax positions which represents an increase of $0.1 million in fiscal 2020 for additional interest and penalties. Our policy is to classify interest and penalties resulting from income tax uncertainties as income tax expense.

At January 2, 2021 we had intangible assets of $1,299.7 million for tax purposes, which are amortizable through 2035.

We operate in multiple taxing jurisdictions within the United States, Canada and Mexico and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. At the end of fiscal 2020 we were not undergoing any examinations by any tax authorities. In fiscal 2021 we were informed by New York State that it will conduct an examination of our 2018 and 2019 New York State income tax returns. We remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. Fiscal 2015 and subsequent years remain open to examination. As of January 2, 2021, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

United States—Federal	2017 and forward
United States—States	2016 and forward
Canada	2016 and forward
Mexico	2015 and forward

U.S. Tax Act and U.S CARES Act. On December 22, 2017, the Tax Cuts and Jobs Act, which we refer to as the “U.S. Tax Act,” was signed into law. The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The changes in the U.S. Tax Act are broad and complex and we continue to examine the impact the U.S. Tax Act may have on our business and financial results. The U.S. Tax Act contains provisions with separate effective dates but was generally effective for taxable years beginning after December 31, 2017.

Under FASB ASC Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 25.6%, 27.7% and 22.4% for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act,” was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020 and the limitation will revert back to 30% in future periods. This modification increased the allowable interest expense deduction and resulted in a net operating loss (NOL) for the year 2019. We were able to carryback the 2019 NOL and receive a tax refund of $7.2 million in fiscal 2020. The NOL carryback to the 2014 and 2015 tax years generated a refund of previously paid income taxes at an approximate 35% federal tax rate. This resulted in a benefit related to tax rate differential of $2.6 million in fiscal 2020, $2.3 million of which was recorded as a discrete item in the first quarter of 2020. We were not subject to an interest expense deduction limitation in fiscal 2020.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our 2018, 2019 or 2020 tax rates.

(11)	Capital Stock

Voting Rights. The holders of our common stock are entitled to one vote per share with respect to each matter on which the holders of our common stock are entitled to vote. The holders of our common stock are not entitled to cumulate their votes in the election of our directors.

Dividends. The holders of our common stock are entitled to receive dividends, if any, as they may be lawfully declared from time to time by our board of directors, subject to any preferential rights of holders of any outstanding shares of preferred stock. In the event of any liquidation, dissolution or winding up of our company, common stockholders are entitled to share ratably in our assets available for distribution to the stockholders, subject to the prior

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

rights of holders of any outstanding preferred stock. See Note 18, “Quarterly Financial Data (unaudited),” for dividends declared for each quarter of fiscal 2020 and 2019.

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

On March 11, 2020, our board of directors authorized an extension of our stock repurchase program from March 15, 2020 to March 15, 2021. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. We did not repurchase any shares of common stock during fiscal 2020. Therefore, as of January 2, 2021, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

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

Company-Sponsored Defined Benefit Pension Plans. As of January 2, 2021, we had four company-sponsored defined benefit pension plans covering approximately 34.9% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on years of service and the employee’s compensation, as defined. Effective January 1, 2020, newly hired salaried and hourly employees are no longer eligible to participate in that defined benefit pension plan.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used January 2, 2021 and December 28, 2019 measurement dates for fiscal 2020 and 2019, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost (in thousands):

	January 2,	December 28,
	2021	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$175,364	$138,152
Actuarial loss(1)	19,306	28,038
Service cost	8,622	7,140
Interest cost	5,345	5,734
Benefits paid	(4,395)	(3,700)
Projected benefit obligation at end of year	204,242	175,364
Change in plan assets:
Fair value of plan assets at beginning of year	139,289	119,706
Actual return on plan assets	23,327	18,284
Employer contributions	11,000	5,000
Benefits paid	(4,395)	(3,701)
Fair value of plan assets at end of year	169,221	139,289
Net amount recognized:
Other assets	587	534
Other long-term liabilities	(35,608)	(36,609)
Funded status at the end of the year	(35,021)	(36,075)
Amount recognized in accumulated other comprehensive loss consists of:
Prior service cost	—	—
Actuarial loss	(40,308)	(36,430)
Deferred taxes	12,677	11,669
Accumulated other comprehensive loss	$(27,631)	$(24,761)
(1)	Actuarial loss primarily reflects changes in discount rates.

The accumulated benefit obligations of these plans were $190.6 million and $161.4 million at January 2, 2021 and December 28, 2019, respectively. The following information presents a summary of pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets (in thousands):

	January 2,	December 28,
	2021	2019
Accumulated benefit obligation	$184,278	$155,794
Fair value of plan assets	162,267	133,191

Projected benefit obligation	197,875	169,800
Fair value of plan assets	$162,267	$133,191

The assumptions used in the measurement of our benefit obligation as of January 2, 2021 and December 28, 2019 are shown in the following table:

	January 2,	December 28,
	2021	2019
Discount rate	2.23 - 2.46%	3.03 - 3.18%
Rate of compensation increase	3.00%	3.00%
Expected long-term rate of return	6.50%	6.50%

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

The discount rate used to determine year-end fiscal 2020 and fiscal 2019 pension benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the FTSE Pension Discount Curve (formerly known as the Citigroup Pension Discount Curve). This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

Net periodic pension cost includes the following components (in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Service cost—benefits earned during the period	$8,622	$7,140	$7,710
Interest cost on projected benefit obligation	5,345	5,734	5,064
Expected return on plan assets	(9,187)	(7,750)	(8,134)
Amortization of unrecognized prior service cost	—	—	2
Amortization of unrecognized loss	1,288	861	696
Net periodic pension cost	$6,068	$5,985	$5,338

The following table sets forth the changes in amounts recorded in accumulated other comprehensive income for fiscal 2020, 2019 and 2018, respectively (in thousands):

Changes in amounts recorded in accumulated other comprehensive income:	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net (loss)/gain	$(5,167)	$(17,504)	$317
Amortization of unrecognized prior service cost	—	—	2
Amortization of unrecognized loss	1,288	861	696
Total recorded in other comprehensive income	$(3,879)	$(16,643)	$1,015

In fiscal 2018, as a result of adopting the ASU issued by the FASB in March 2017, which improved the presentation of net periodic pension cost and net periodic post-retirement benefit costs, we reclassified net periodic pension cost, excluding service cost, out of selling, general and administrative expenses and into other income on our consolidated statements of operations in the amount of $2.4 million for fiscal 2018. The non-service portion of net periodic pension cost and net periodic post-retirement benefit costs included in other income was $2.6 million and $1.2 million for fiscal 2020 and fiscal 2019, respectively.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

The asset allocation for our pension plans at January 2, 2021 and December 28, 2019, and the target allocation for fiscal 2020, by asset category, follows:

		Percentage of Plan
		Assets at Year End
	Target	January 2,	December 28,
Asset Category	Allocation	2021	2019
Equity securities	70%	65%	65%
Fixed income securities	30%	31%	31%
Other	—%	4%	4%
Total	100%	100%	100%

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

The fair values of our pension plan assets at January 2, 2021 and December 28, 2019, utilizing the fair value hierarchy discussed in Note 8, “Fair Value Measurements” follow (in thousands):

	January 2, 2021		December 28, 2019
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$6,847	$—	$5,487	$—
Equity securities:
U.S. mutual funds	60,630	—	57,390	—
Foreign mutual funds	15,328	—	13,048	—
U.S. common stocks	33,349	—	19,284	—
Foreign common stocks	1,231	—	1,442	—
Fixed income securities:
U.S. mutual funds	51,836	—	42,638	—
Total fair value of pension plan assets	$169,221	$—	$139,289	$—

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $33.3 million of U.S. common stocks in the investment portfolio at January 2, 2021, $11.0 million was invested in B&G Foods’ common stock. Of the $19.3 million of U.S. common stocks in the investment portfolio at December 28, 2019, $7.2 million was invested in B&G Foods’ common stock.

As of January 2, 2021, pension plan benefit payments were expected to be as follows (in thousands):

Pension Plan Benefit Payments
Fiscal year:
2021	$4,711
2022	5,166
2023	5,552
2024	5,996
2025	6,500
2026 to 2030	$41,604

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

We expect to make $5.5 million of contributions to our company-sponsored defined benefit pension plans during fiscal 2021.

We also sponsor defined contribution plans covering substantially all of our employees. Employees may contribute to these plans and these contributions are matched by us at varying amounts. Contributions for the matching component of these plans amounted to $2.8 million, $1.9 million and $1.7 million for fiscal 2020, 2019 and 2018, respectively.

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

We were notified that for the plan year beginning January 1, 2012, the plan was in critical status and classified in the Red Zone, and for the plan year beginning January 1, 2018, the plan was in critical and declining status. As of the date of the accompanying audited consolidated financial statements, the plan remains in critical and declining status. The law requires that all contributing employers pay to the plan a surcharge to help correct the plan’s financial situation. The amount of the surcharge is equal to a percentage of the amount an employer is otherwise required to contribute to the plan under the applicable collective bargaining agreement. During the second quarter of 2015, we agreed to a collective bargaining agreement that, among other things, implemented a rehabilitation plan. As a result, our contributions to the plan had been increasing by at least 5.0% per year, assuming consistent hours are worked. Effective December 31, 2020, the annual 5% contribution rate increases have been suspended.

B&G Foods made contributions to the plan of $1.0 million, $0.9 million and $0.8 million in fiscal 2020, 2019 and 2018, respectively. In fiscal 2020 we paid less than $0.4 million in surcharges and in each of fiscal 2019 and 2018, we paid less than $0.3 million in surcharges. In fiscal 2021 we expect to make approximately $1.1 million of contributions and we expect to pay surcharges of less than $0.5 million in assuming consistent hours are worked. These contributions represented less than five percent of total contributions made to the plan.

In the event that we withdraw from participation in the plan or substantially reduce our participation in this plan (such as due to a workforce reduction), or if a mass withdrawal were to occur, applicable law could require us to make withdrawal liability payments to the plan, and we would have to reflect that liability on our balance sheet. The amount of our withdrawal liability would depend on the extent of this plan’s funding of vested benefits at the time of our withdrawal. As discussed above, the plan is severely underfunded. Furthermore, our withdrawal liability could increase as the number of employers participating in this plan decreases.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

(13)	Leases

Operating Leases. We adopted Accounting Standards Codification (ASC) Topic 842 at the beginning of the first quarter of 2019 and recognized an operating right-of-use (ROU) asset of $39.6 million and operating lease liabilities of $42.6 million at inception. As a result of the Crisco acquisition, we recognized $1.6 million of operating lease right-of-use assets and $1.6 million of lease liabilities as of the date of acquisition of December 1, 2020. As a result of the Clabber Girl acquisition, we recognized $7.9 million of operating lease right-of-use assets and $8.3 million of lease liabilities as of the date of acquisition on May 15, 2019. Operating leases are included in the accompanying consolidated balance sheet in the following line items as of January 2, 2021:

	January 2,	December 28,
	2021	2019
Right-of-use assets:
Operating lease right-of-use assets	$32,216	$38,698

Operating lease liabilities:
Current portion of operating lease liabilities	$11,034	$9,813
Long-term operating lease liabilities, net of current portion	23,959	31,997
Total operating lease liabilities	$34,993	$41,810

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

The following table shows supplemental information related to leases:

	Fiscal 2020	Fiscal 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$12,420	$11,670

The components of lease costs were as follows:
Cost of goods sold	$4,055	$3,508
Selling, general and administrative expenses	7,904	7,888
Total lease costs	$11,959	$11,396

Total rent expense was $14.9 million, including the operating lease costs of $12.0 million stated above, for fiscal 2020. Total rent expense was $13.4 million, including the operating lease costs of $11.4 million stated above, for fiscal 2019. Total rent expense was $13.1 million for fiscal 2018.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets as of January 2, 2021 and December 28, 2019:

	January 2,	December 28,
	2021	2019
Weighted average remaining lease term (years)	4.8	5.4
Weighted average discount rate	3.94%	4.07%

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

As of January 2, 2021, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2021	$12,169
2022	6,415
2023	6,146
2024	5,198
2025	4,621
Thereafter	3,939
Total undiscounted future minimum lease payments	38,488
Less: Imputed interest	(3,495)
Total present value of future operating lease liabilities	$34,993

(14)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2020, 2019 or 2018 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of January 2, 2021, 2,117 of our 3,207 employees, or approximately 66.0%, were covered by collective bargaining agreements.

Two of our collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering our Stoughton facility, which covers 174 employees, is scheduled to expire on March 27, 2021, and the collective bargaining agreement covering our Terre Haute facility, which covers 109 employees, is also scheduled to expire on March 27, 2021.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Stoughton and Terre Haute facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

Severance and Change of Control Agreements. We have employment agreements with each of our executive officers, except for our interim president and chief executive officer. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employee’s death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements). Severance benefits generally include

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in certain cases, accelerated vesting under compensation plans. See Note 17, “Workforce Reduction, Retirement and Separation Expenses.”

(15)	Incentive Plans

Annual Bonus Plan. Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company’s attainment of pre-set annual financial objectives and individual performance. Awards are normally paid in cash in a lump sum following the close of each plan year. At January 2, 2021 and December 28, 2019, accrued expenses in the accompanying consolidated balance sheets include an accrual for the annual bonus of $14.8 million and $5.2 million respectively.

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

The Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. The total number of shares available for issuance under the Omnibus Plan is 4,500,000, of which 1,922,470 were available for future issuance as of January 2, 2021. Some of those shares are subject to outstanding performance share LTIAs and stock options as described in the table below.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

The following table details the activity in our performance share LTIAs for fiscal 2020:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2020	661,305	$22.37
Granted	463,434	$10.84
Vested	—	$—
Forfeited	(138,516)	$32.27
End of fiscal 2020	986,223	$15.56
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

Stock Options.

The following table details our stock option activity for fiscal 2020 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2020	1,110,212	$31.20	6.42	—
Granted	22,193	$24.17
Exercised	(88,291)	$27.39
Forfeited	(10,293)	$27.20
Cancelled	(3,154)	$34.10
Outstanding at end of fiscal 2020	1,030,667	$31.41	5.50	$591
Exercisable at end of fiscal 2020	840,488	$32.53	5.06	$266

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during fiscal 2020 and fiscal 2019 were as follows:

	Fiscal 2020	Fiscal 2019
Weighted average grant date fair value	$4.51	$2.44
Expected volatility	45.4%	31.3%
Expected term	5.5 years	5.5 years
Risk-free interest rate	0.4%	1.9%
Dividend yield	7.9%	8.4%

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

The following table details the net number of shares of common stock issued by our company during fiscal 2020, 2019 and 2018 upon the vesting of performance share long-term incentive awards and for non-employee director annual equity grants and other share-based compensation:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Number of performance shares vested	—	102,893	150,255
Shares withheld for tax withholding	—	(36,965)	(57,298)
Shares of common stock issued for performance share LTIAs	—	65,928	92,957
Shares of common stock issued upon the exercise of stock options	88,291	—	1,787
Shares of common stock issued to non-employee directors for annual equity grants	47,292	45,848	35,039
Shares of restricted common stock issued to employees	76,440	32,059	—
Shares of restricted stock cancelled for tax withholding upon vesting	(3,813)	—	—
Net shares of common stock issued	208,210	143,835	129,783

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, stock options, non-employee director stock grants, restricted stock and other share-based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2020	Fiscal 2019	Fiscal 2018
Compensation expense included in cost of goods sold	$2,165	$307	$1,236
Compensation expense included in selling, general and administrative expenses	8,453	2,287	1,789
Total compensation expense for share-based payments	$10,618	$2,594	$3,025

During fiscal 2019, we extended the time period for two non-employee directors to exercise 48,727 vested options under existing option agreements following retirement, disability or death or any other separation from the board other than for cause from the existing 180 days and 90 days to the earlier of three years after the applicable separation date and the then current expiration date of the options. During fiscal 2019, we also extended the time period for 578,149 vested options and 31,384 unvested options held by three retired executive officers and one retiring executive officer from the existing 180 days to the earlier of three years after the applicable retirement date and the then current expiration date of the options. In connection with the option extensions, we recognized an additional $0.7 million of pre-tax share-based compensation expense in the second quarter of 2019, and less than $0.1 million of pre-tax share-based compensation expense in the first quarter of 2020, which is reflected in the table above.

As of January 2, 2021, there was $4.7 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next two fiscal years and $0.1 million of unrecognized compensation expense related to stock options, which is expected to be recognized in fiscal 2021.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

(16)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Brand(1):
Green Giant - frozen(2)	$412,132	$363,240	$372,696
Spices & Seasonings(3)	261,495	249,374	255,965
Green Giant - shelf stable(4)	175,679	124,706	107,476
Ortega	158,267	140,444	141,265
Clabber Girl(5)	97,508	53,638	—
Maple Grove Farms of Vermont	76,665	70,557	68,048
Cream of Wheat	72,824	59,893	62,520
Dash	72,244	58,781	58,676
Back to Nature	53,391	60,947	69,704
Pirate Brands(6)	—	—	74,853
All other brands(7)	587,704	478,834	489,561
Total	$1,967,909	$1,660,414	$1,700,764
(1)	Table includes net sales for each of our brands whose fiscal 2020 or fiscal 2019 net sales equaled or exceeded 3% of our total fiscal 2020 or total fiscal 2019 net sales and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	For fiscal 2020, includes net sales of the Farmwise brand. We completed the Farmwise acquisition on February 19, 2020.
(3)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(4)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(5)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes. See Note 3, “Acquisitions and Divestitures.”
(6)	We completed the Pirate Brands sale on October 17, 2018. See Note 3, “Acquisitions and Divestitures.”
(7)	For fiscal 2020, net sales of the Crisco brand are included in “all other brands.” The Crisco acquisition was completed on December 1, 2020. See Note 3, “Acquisitions and Divestitures.”

(17)	Workforce Reduction, Retirement and Separation Expenses

Workforce Reduction Expenses. During fiscal 2019, we implemented a reduction in workforce. During fiscal 2019, we recorded charges of approximately $2.4 million related to the workforce reduction. Substantially all of these charges have resulted or will result in cash payments, of which approximately $1.5 million were made during fiscal 2019 and approximately $0.8 million were made during fiscal 2020. Approximately $0.1 million of cash payments will be made during fiscal 2021.

Retirement Expenses. We entered into retirement agreements with two of our former executive vice presidents during the first quarter of 2019. The retirement and other benefits payable under the agreements are included in the estimated charges set forth above.

Separation of Former President and Chief Executive Officer. During the fourth quarter of 2020, we recorded separation costs of $4.2 million for severance and other benefits payable pursuant to the terms of a separation agreement entered into in November 2020 with our former president and chief executive officer. Of this amount, approximately $1.7 million will result in cash payments, most of which will be paid in fiscal 2021. The remaining $2.5 million of separation costs relate to share-based compensation expense for shares that have vested in fiscal 2021 or may vest at the end of fiscal 2021 and fiscal 2022 if certain company performance goals are achieved.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2021, December 28, 2019 and December 29, 2018

(18)	Quarterly Financial Data (unaudited)

The following table shows a summary of our quarterly financial information for each of the four quarters of 2020 and 2019:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, expect per share data)
Net sales
2020	$449,370	$512,539	$495,759	$510,241
2019	$412,734	$371,197	$406,311	$470,172
Gross profit
2020	$104,916	$134,101	$136,026	$106,697
2019	$88,079	$91,867	$108,781	$94,397
Net income
2020	$28,092	$44,911	$46,813	$12,172
2019	$16,791	$18,251	$31,088	$10,259
Basic earnings per share(1)
2020	$0.44	$0.70	$0.73	$0.19
2019	$0.26	$0.28	$0.48	$0.16
Diluted earnings per share(1)
2020	$0.44	$0.70	$0.72	$0.19
2019	$0.26	$0.28	$0.48	$0.16
Cash dividends declared per share
2020	$0.475	$0.475	$0.475	$0.475
2019	$0.475	$0.475	$0.475	$0.475
(1)	Earnings per share were computed individually for each of the quarters presented using the weighted average number of shares outstanding during each quarterly period, while earnings per share for the full year were computed using the weighted average number of shares outstanding during the full year; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the full year.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to
	beginning of	costs and	other accounts—	Deductions—		Balance at
Description	year	expenses	describe	describe		end of year
Fiscal year ended December 29, 2018:
Allowance for doubtful accounts and discounts	$1,824	$65	—	$38	(a)	$1,851
Fiscal year ended December 28, 2019:
Allowance for doubtful accounts and discounts	$1,851	$219	—	$276	(a)	$1,794
Fiscal year ended January 2, 2021:
Allowance for doubtful accounts and discounts	$1,794	$20	—	$75	(a)	$1,739
(a)	Represents bad-debt write-offs.

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

Based on our evaluation under the framework of Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at January 2, 2021. The effectiveness of our internal control over financial reporting as of January 2, 2021 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

We completed the Crisco acquisition on December 1, 2020 and we have excluded the Crisco business from our evaluation of internal control over financial reporting as of January 2, 2021 because we acquired the business during 2020. The total assets and total net sales of the Crisco business represent approximately 14.4% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for fiscal 2020.

Changes in Internal Control over Financial Reporting.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change in our internal control over financial reporting occurred during the last quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change in our internal control over financial reporting during the last quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2017. Implementation, integration and transition efforts for the remainder of our business (other than our Mexican operations) continued thereafter and was substantially completed during the second quarter of 2019. We continued to implement additional modules and transition recently acquired businesses to the ERP system during fiscal 2020. In connection with the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation, integration and transition. To date, the implementation, integration and transition have not materially affected our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Corporate Governance,” “Proposal 1—Election of Directors,” “Our Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement to be filed on or before May 3, 2021, relating to the 2021 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” included in our definitive proxy statement to be filed on or before May 3, 2021, relating to the 2021 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of January 2, 2021, relating to the Omnibus Incentive Compensation Plan, which was approved by our stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
	warrants and rights		warrants and rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,016,890	(1)	$31.41	(2)	(94,420)	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	2,016,890	(1)	$31.41	(2)	(94,420)	(1)
(1)	Includes 1,030,667 stock options and 986,223 performance share LTIAs (for the 2018 to 2020, 2019 to 2021 and 2020 to 2022 performance periods) outstanding as of January 2, 2021, under the Omnibus Incentive Compensation Plan. For purposes of this table, performance share LTIAs include the maximum number of shares (i.e., 200% of the target number of shares) of common stock that, as of January 2, 2021, may be issued under the Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance-based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan. As a result, columns (a) and (c) overstate the expected dilution.
(2)	Reflects the weighted average exercise price of 1,030,667 stock options outstanding as of January 2, 2021 under the Omnibus Incentive Compensation Plan. The 986,223 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

The remaining information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before May 3, 2021 relating to the 2021 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement to be filed on or before May 3, 2021, relating to the 2021 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm Fees” included in our definitive proxy statement to be filed on or before May 3, 2021, relating to the 2021 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT NO.	DESCRIPTION

2.1

Asset Purchase Agreement, dated as of October 26, 2020, among The J. M. Smucker Company, B&G Foods North America, Inc., and B&G Foods Canada, ULC (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8-K filed on October 27, 2020, and incorporated by reference herein)

3.1

Second Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)

3.2

Bylaws of B&G Foods, Inc., as amended and restated through February 27, 2013 (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8-K filed on March 4, 2013, and incorporated by reference herein)

4.1

Description of the securities of B&G Foods, Inc. registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed as Exhibit 4.1 to B&G Foods’ Annual Report on Form 10-K filed on February 26, 2020, and incorporated by reference herein)

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

10.1

Fourth Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of December 16, 2020, to the Amended and Restated Credit Agreement, dated as of October 2, 2015, as amended, and the Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., as borrower, the subsidiaries of B&G Foods, Inc. from time to time party thereto as guarantors, the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent for the lenders and as collateral agent for the secured parties (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on December 16, 2020, and incorporated by reference herein)

10.2

Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., B&G Foods North America, Inc., B&G Foods Snacks, Inc., BCCK Holdings, Inc., Bear Creek Country Kitchens, LLC, Pirate Brands, LLC, Rickland Orchards LLC, Specialty Brands of America, Inc. and William Underwood Company, and each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION

10.3

Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)

10.4

First Amendment to Amended and Restated Employment Agreement, dated March 10, 2020, between B&G Foods, Inc. and Scott E. Lerner (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on March 11, 2020, and incorporated by reference herein)

10.5

Employment Agreement, dated as of January 4, 2016, between Eric H. Hart and B&G Foods, Inc. (Filed as Exhibit 10.9 to B&G Foods’ Annual Report on Form 10-K filed on March 2, 2016, and incorporated by reference herein)

10.6

Employment Agreement, dated as of August 1, 2017, between Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods Quarterly Report on Form 10-Q filed on November 3, 2017, and incorporated herein by reference)

10.7

First Amendment to Employment Agreement, dated as of November 6, 2017, between, Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on November 7, 2017, and incorporated by reference herein)

10.8

Offer Letter, dated as of October 19, 2018, between Michael D. Adasczik and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8‑K filed on November 16, 2018, and incorporated by reference herein)

10.9

Amended and Restated Employment Agreement, dated as of February 26, 2019, between Kenneth G. Romanzi and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on January 29, 2019 and amended on March 1, 2019, and incorporated by reference herein)

10.10

Separation Agreement and General Release, dated as of November 15, 2020, between Kenneth G. Romanzi and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on November 16, 2020, and incorporated by reference herein)

10.11

Consulting Agreement, dated as of February 26, 2019, between Robert C. Cantwell and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.12

Employment Agreement, dated as of February 26, 2019, between Erich A. Fritz and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.13

Employment Agreement, dated as of February 26, 2019, between Jordan E. Greenberg and B&G Foods, Inc. (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.14

Employment Agreement, dated as of February 26, 2019, between Ellen M. Schum and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.15

Retirement Agreement and General Release, dated as of March 18, 2019, between William F. Herbes and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on March 18, 2019, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION
10.16

Offer Letter, dated as of November 15, 2020, between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on November 16, 2020, and incorporated by reference herein)

10.17

B&G Foods, Inc. Omnibus Incentive Compensation Plan, as amended and restated on May 23, 2017 (Filed as Annex A to B&G Foods’ Definitive Proxy Statement on Schedule 14A, filed on April 6, 2017, and incorporated by reference herein)

10.18

Form of B&G Foods, Inc. Performance Share Long-Term Incentive Award Agreement (Filed as Exhibit 10.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.19

Form of B&G Foods, Inc. Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.2 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.20

Form of B&G Foods, Inc. Non-Employee Director Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.3 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.21	Form of B&G Foods, Inc. Restricted Stock Award Agreement (Filed as Exhibit 10.4 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

21.1	Subsidiaries of B&G Foods, Inc. (Filed as Exhibit 21.1 to B&G Foods’ Annual Report on Form 10-K filed on February 26, 2020, and incorporated by reference herein)

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer

101

The following financial information from B&G Foods’ Annual Report for the fiscal year ended January 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 2, 2021, formatted in iXBRL and contained in Exhibit 101

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 2, 2021	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha
Executive Vice President of Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stephen C. Sherrill	Chairman of the Board of Directors	March 2, 2021
Stephen C. Sherrill

/s/ David L. Wenner	Interim President, Chief Executive Officer and Director	March 2, 2021
David L. Wenner	(Principal Executive Officer)

/s/ Bruce C. Wacha	Executive Vice President of Finance and Chief Financial Officer	March 2, 2021
Bruce C. Wacha	(Principal Financial Officer)

/s/ Michael D. Adasczik	Vice President of Finance and Chief Accounting Officer	March 2, 2021
Michael D. Adasczik	(Principal Accounting Officer)

/s/ DeAnn L. Brunts	Director	March 2, 2021
DeAnn L. Brunts

/s/ Debra Martin Chase	Director	March 2, 2021
Debra Martin Chase

/s/ Charles F. Marcy	Director	March 2, 2021
Charles F. Marcy

/s/ Robert D. Mills	Director	March 2, 2021
Robert D. Mills

/s/ Dennis M. Mullen	Director	March 2, 2021
Dennis M. Mullen

/s/ Cheryl M. Palmer	Director	March 2, 2021
Cheryl M. Palmer

/s/ Alfred Poe	Director	March 2, 2021
Alfred Poe