Form 10-Q
period 2021-07-03
B&G Foods, Inc.
filed 2021-08-05
CIK 1278027

As filed with the Securities and Exchange Commission on August 5, 2021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2021 or

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

As of July 30, 2021, the registrant had 64,825,078 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	the ultimate impact the COVID-19 pandemic will have on our business, which will depend on many factors, including, without limitation,
o	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry;
o	the duration of social distancing and stay-at-home and work-from-home policies and recommendations, and whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America; and
o	the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits;
●	our substantial leverage;
●	the effects of rising costs for our raw materials, packaging, ingredients and distribution;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, including the Crisco acquisition, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;
●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act and the U.S. CARES Act;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;

- ii -

●	future impairments of our goodwill and intangible assets;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	our sustainability initiatives and changes to environmental laws and regulations;
●	other factors that affect the food industry generally, including:
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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 3,	January 2,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$40,322	$52,182
Trade accounts receivable, net	121,849	132,935
Inventories	533,631	492,804
Prepaid expenses and other current assets	44,370	43,619
Income tax receivable	10,019	15,761
Total current assets	750,191	737,301

Property, plant and equipment, net of accumulated depreciation of $344,171 and $314,359 as of July 3, 2021 and January 2, 2021, respectively	355,833	371,854
Operating lease right-of-use assets	38,704	32,216
Goodwill	645,070	644,747
Other intangible assets, net	1,961,498	1,971,326
Other assets	5,598	5,948
Deferred income taxes	4,521	4,178
Total assets	$3,761,415	$3,767,570

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$119,578	$126,537
Accrued expenses	58,120	77,460
Current portion of operating lease liabilities	9,801	11,034
Income tax payable	123	101
Dividends payable	30,792	30,520
Total current liabilities	218,414	245,652

Long-term debt	2,325,908	2,334,086
Deferred income taxes	305,013	293,121
Long-term operating lease liabilities, net of current portion	31,802	23,959
Other liabilities	38,673	38,875
Total liabilities	2,919,810	2,935,693
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 64,825,078 and 64,252,859 shares issued and outstanding as of July 3, 2021 and January 2, 2021, respectively	648	643
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(31,556)	(35,594)
Retained earnings	872,513	866,828
Total stockholders’ equity	841,605	831,877
Total liabilities and stockholders’ equity	$3,761,415	$3,767,570

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net sales	$464,375	$512,539	$969,509	$961,909
Cost of goods sold	352,785	378,438	740,125	722,892
Gross profit	111,590	134,101	229,384	239,017

Operating expenses:
Selling, general and administrative expenses	47,076	44,347	97,455	84,320
Amortization expense	5,399	4,739	10,835	9,462
Operating income	59,115	85,015	121,094	145,235

Other income and expenses:
Interest expense, net	26,713	24,849	53,682	50,888
Other income	(1,117)	(701)	(2,208)	(1,154)
Income before income tax expense	33,519	60,867	69,620	95,501
Income tax expense	8,968	15,956	18,191	22,498
Net income	$24,551	$44,911	$51,429	$73,003

Weighted average shares outstanding:
Basic	64,777	64,130	64,680	64,088
Diluted	65,410	64,410	65,310	64,247

Earnings per share:
Basic	$0.38	$0.70	$0.80	$1.14
Diluted	$0.38	$0.70	$0.79	$1.14

Cash dividends declared per share	$0.475	$0.475	$0.950	$0.950

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net income	$24,551	$44,911	$51,429	$73,003

Other comprehensive income (loss):
Foreign currency translation adjustments	3,896	1,671	3,400	(12,678)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	304	219	638	515
Other comprehensive income (loss)	4,200	1,890	4,038	(12,163)
Comprehensive income	$28,751	$46,801	$55,467	$60,840

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of July 3, 2021

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at January 2, 2021	64,252,859	$643	$—	$(35,594)	$866,828	$831,877
Foreign currency translation	—	—	—	(496)	—	(496)
Change in pension benefit (net of $108 of income taxes)	—	—	—	334	—	334
Net income	—	—	—	—	26,878	26,878
Share-based compensation	—	—	432	—	—	432
Issuance of common stock for share-based compensation	82,214	1	(1,087)	—	—	(1,086)
Cancellation of restricted stock for tax withholding upon vesting	(21,462)	—	(620)	—	—	(620)
Stock options exercised	438,900	4	14,048	—	—	14,052
Dividends declared on common stock, $0.475 per share	—	—	(12,773)	—	(17,984)	(30,757)
Balance at April 3, 2021	64,752,511	$648	$—	$(35,756)	$875,722	$840,614
Foreign currency translation	—	—	—	3,896	—	3,896
Change in pension benefit (net of $99 of income taxes)	—	—	—	304	—	304
Net income	—	—	—	—	24,551	24,551
Share-based compensation	—	—	2,305	—	—	2,305
Issuance of common stock for share-based compensation	46,377	—	—	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(66)	—	(3)	—	—	(3)
Cancellation of restricted stock upon forfeiture	(956)	—	—	—	—	—
Stock options exercised	27,212	—	730	—	—	730
Dividends declared on common stock, $0.475 per share	—	—	(3,032)	—	(27,760)	(30,792)
Balance at July 3, 2021	64,825,078	$648	$—	$(31,556)	$872,513	$841,605

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 3,	June 27,
	2021	2020
Cash flows from operating activities:
Net income	$51,429	$73,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,529	30,919
Amortization of operating lease right-of-use assets	6,547	5,968
Amortization of deferred debt financing costs and bond discount/premium	2,289	1,799
Deferred income taxes	11,370	14,281
Net gain on sales and disposals of property, plant and equipment	(30)	(61)
Share-based compensation expense	2,125	4,244
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	11,372	1,751
Inventories	(38,653)	110,038
Prepaid expenses and other current assets	(5)	(9,667)
Income tax receivable/payable	5,721	6,930
Other assets	(115)	(150)
Trade accounts payable	(912)	10,903
Accrued expenses	(26,343)	(25)
Other liabilities	641	(3,567)
Net cash provided by operating activities	65,965	246,366

Cash flows from investing activities:
Capital expenditures	(19,813)	(10,016)
Proceeds from sale of assets	126	303
Payments for acquisition of businesses, net of cash acquired	—	(3,227)
Net cash used in investing activities	(19,687)	(12,940)

Cash flows from financing activities:
Repayments of long-term debt	—	(2,250)
Repayments of borrowings under revolving credit facility	(85,000)	(160,000)
Borrowings under revolving credit facility	75,000	160,000
Dividends paid	(61,277)	(60,878)
Proceeds from exercise of stock options	14,782	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,708)	—
Payments of debt financing costs	(276)	(64)
Net cash used in financing activities	(58,479)	(63,192)

Effect of exchange rate fluctuations on cash and cash equivalents	341	(349)
Net (decrease) increase in cash and cash equivalents	(11,860)	169,885

Cash and cash equivalents at beginning of period	52,182	11,315
Cash and cash equivalents at end of period	$40,322	$181,200

Supplemental disclosures of cash flow information:
Cash interest payments	$51,118	$49,008
Cash income tax payments	$1,065	$1,256
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$30,792	$30,476
Accruals related to purchases of property, plant and equipment	$2,514	$1,074
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,637	$1,457

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, vegetable, canola and other cooking oils, vegetable shortening, cooking sprays, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, cookies and crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Back to Nature, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Davis, Devonsheer, Don Pepino, Durkee, Emeril’s, Farmwise, Grandma’s Molasses, Green Giant, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Red Devil, Regina, Rumford, Sa-són, Sclafani, SnackWell’s, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s. We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended July 3, 2021 (second quarter and first two quarters of 2021) and June 27, 2020 (second quarter and first two quarters of 2020) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of July 3, 2021, and the results of our operations, comprehensive income, changes in stockholders’ equity and cash flows for the second quarter and first two quarters of 2021 and 2020. Our results of operations for the second quarter and first two quarters of 2021 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2020 filed with the SEC on March 2, 2021.

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

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations presents our operations as if the Crisco acquisition had occurred as of the beginning of fiscal 2020. In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of trademark and customer relationship intangibles. On an actual basis, Crisco contributed $116.5 million of our aggregate $969.5 million of consolidated net sales for the first two quarters of 2021 (in thousands, except per share data):

Twenty-six Weeks Ended
June 27,
2020
Net sales(1)	$1,113,331
Net income(1)	$95,201
Basic earnings per share(1)	$1.49
Diluted earnings per share(1)	$1.48
(1)	The pro forma financial information presented above does not purport to be indicative of the results that actually would have been attained had the Crisco acquisition occurred as of the beginning of fiscal 2020, and is not intended to be a projection of future results.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	July 3, 2021	January 2, 2021
Raw materials and packaging	$112,991	$87,843
Work-in-process	46,386	95,207
Finished goods	374,254	309,754
Inventories	$533,631	$492,804

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	July 3, 2021			January 2, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$20,100	$6,169	$13,931	$20,100	$5,597	$14,503
Customer relationships	407,033	157,641	249,392	406,901	147,378	259,523
Total finite-lived intangible assets	$427,133	$163,810	$263,323	$427,001	$152,975	$274,026

Indefinite-Lived Intangible Assets
Goodwill	$645,070			$644,747
Trademarks	$1,698,175			$1,697,300

Amortization expense associated with finite-lived intangible assets was $5.4 million and $10.8 million for the second quarter and first two quarters of 2021, respectively, and was $4.7 million and $9.5 million for the second quarter and first two quarters of 2020, respectively, and is recorded in operating expenses. We expect to recognize an additional $10.8 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2021, and thereafter $21.6 million of amortization expense in fiscal 2022, $21.5 million in fiscal 2023, $21.4 million in each of fiscal 2024 and 2025, and $20.7 million in fiscal 2026.

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	July 3, 2021	January 2, 2021
Revolving credit loans	$225,000	$235,000
Tranche B term loans due 2026	671,625	671,625
5.25% senior notes due 2025	900,000	900,000
5.25% senior notes due 2027	550,000	550,000
Unamortized deferred debt financing costs	(18,575)	(20,324)
Unamortized discount/premium	(2,142)	(2,215)
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,325,908	2,334,086

As of July 3, 2021, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2021 remaining	$—
2022	—
2023	—
2024	—
2025	1,125,000
Thereafter	1,221,625
Total	$2,346,625

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

On December 16, 2020, we amended our amended and restated credit agreement, dated as of October 2, 2015, and previously amended on March 30, 2017, November 20, 2017 and October 10, 2019. Among other things, the amendment provides for a $300.0 million add-on tranche B term loan facility, which closed and funded on December 16, 2020. The add-on tranche B term loans were issued at a price equal to 99.00% of their face value. The add-on term loans have the same terms as, and are fungible with, $371.6 million of tranche B term loans. We used the net proceeds of the add-on term loans to repay a portion of the revolving credit facility borrowings used to finance the Crisco acquisition. As of July 3, 2021, $671.6 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2026.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

The December 2020 amendment also increased the revolver capacity from $700.0 million to $800.0 million and extended the maturity date of our revolving credit facility from November 21, 2022 to December 16, 2025. As of July 3, 2021, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.9 million, was $570.1 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period) may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of July 3, 2021, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

We may redeem some or all of the 5.25% senior notes due 2025 at a redemption price of 102.6250% beginning April 1, 2021, 101.3125% beginning April 1, 2022 and 100% on or after April 1, 2023, in each case plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior notes due 2025 at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of July 3, 2021, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of July 3, 2021, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Accrued Interest. At July 3, 2021 and January 2, 2021, accrued interest of $21.1 million and $20.9 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of July 3, 2021 and January 2, 2021 were as follows (in thousands):

	July 3, 2021				January 2, 2021
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$225,000		$225,000	(1)	$235,000		$235,000	(1)
Tranche B term loans due 2026	667,461	(2)	667,461	(3)	667,118	(2)	665,450	(3)
5.25% senior notes due 2025	902,022	(4)	926,828	(3)	902,292	(4)	931,616	(3)
5.25% senior notes due 2027	$550,000		$573,788	(3)	$550,000		$580,250	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At July 3, 2021 and January 2, 2021, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At July 3, 2021 and January 2, 2021, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the second quarter or first two quarters of 2021 or 2020.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the second quarter and first two quarters of 2021 and 2020 were as follows (in thousands):

	Amounts Reclassified from AOCL		Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Affected Line Item in
	July 3,	June 27,	July 3,	June 27,	the Statement Where
Details about AOCL Components	2021	2020	2021	2020	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	$403	$296	$845	$696	See (1) below
Accumulated other comprehensive loss before tax	403	296	845	696	Total before tax
Tax expense	(99)	(77)	(207)	(181)	Income tax expense
Total reclassification	$304	$219	$638	$515	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first two quarters of 2021 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 2, 2021	$(27,631)	$(7,963)	$(35,594)
Other comprehensive loss before reclassifications	—	3,400	3,400
Amounts reclassified from AOCL	638	—	638
Net current period other comprehensive income	638	3,400	4,038
Balance at July 3, 2021	$(26,993)	$(4,563)	$(31,556)

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

We did not repurchase any shares of our common stock during the first two quarters of 2021 or the first two quarters of 2020. As of July 3, 2021, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of July 3, 2021, we had four company-sponsored defined benefit pension plans covering approximately 33% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the second quarter and first two quarters of 2021 and 2020 includes the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Service cost—benefits earned during the period	$2,603	$2,052	$5,229	$4,519
Interest cost on projected benefit obligation	1,208	1,322	2,433	2,699
Expected return on plan assets	(2,727)	(2,319)	(5,484)	(4,548)
Amortization of unrecognized loss	403	296	845	696
Net periodic pension cost	$1,487	$1,351	$3,023	$3,366

We made contributions to our company-sponsored defined benefit pension plans of $2.5 million and $8.0 million during the first two quarters of 2021 and 2020, respectively. During the remainder of fiscal 2021, we expect to make approximately $3.0 million of additional contributions.

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

B&G Foods made contributions to the plan of approximately $0.3 million and $0.4 million during the first two quarters of 2021 and the first two quarters of 2020, respectively. During the remainder of fiscal 2021, we expect to make approximately $0.3 million of additional contributions and we expect to pay surcharges of approximately $0.2 million assuming consistent hours are worked. These contributions represent less than 5% of total contributions made to the plan.

In the event that we withdraw from participation in the plan or substantially reduce our participation in this plan (such as due to a workforce reduction), or if a mass withdrawal were to occur, applicable law could require us to make withdrawal liability payments to the plan, and we would have to reflect that liability on our balance sheet. The amount of our withdrawal liability, which would be material, would depend on the extent of this plan’s funding of vested benefits at the time of our withdrawal. As discussed above, the plan is severely underfunded. Furthermore, our withdrawal liability could increase as the number of employers participating in this plan decreases. As of July 3, 2021, we estimate that if we were to voluntarily withdraw from participation in the plan, we would trigger a withdrawal liability with a present value

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

of approximately $14.1 million, which liability would be payable over 20 years in annual installments of approximately $0.9 million.

(11)	Leases

Operating Leases. Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items:

	July 3,	January 2,
	2021	2021
Right-of-use assets:
Operating lease right-of-use assets	$38,704	$32,216

Operating lease liabilities:
Current portion of operating lease liabilities	$9,801	$11,034
Long-term operating lease liabilities, net of current portion	31,802	23,959
Total operating lease liabilities	$41,603	$34,993

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

The following table shows supplemental information related to leases:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,073	$3,095	$6,423	$6,182

The components of lease costs were as follows:
Cost of goods sold	$1,158	$1,012	$2,342	$2,016
Selling, general and administrative expenses	2,231	1,975	4,205	3,952
Total lease costs	$3,389	$2,987	$6,547	$5,968

Total rent expense was $4.1 million, including the operating lease costs of $3.4 million stated above, for the second quarter of 2021, and $8.1 million, including the operating lease costs of $6.5 million stated above, for the first two quarters of 2021. Total rent expense was $3.8 million, including the operating lease costs of $3.0 million stated above, for the second quarter of 2020, and $7.3 million, including the operating lease costs of $6.0 million stated above, for the first two quarters of 2020.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	July 3,	January 2,
	2021	2021
Weighted average remaining lease term (years)	5.2	4.8
Weighted average discount rate	3.20%	3.94%

As of July 3, 2021, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2021 remaining	$6,648
2022	8,472
2023	8,154
2024	7,210
2025	6,675
Thereafter	8,091
Total undiscounted future minimum lease payments	45,250
Less: Imputed interest	(3,647)
Total present value of future operating lease liabilities	$41,603

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first two quarters of 2021 or 2020 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of July 3, 2021, 1,966 of our 3,071 employees, or approximately 64.0%, were covered by collective bargaining agreements.

As of the date of this report, we have only one collective bargaining agreement that is scheduled to expire in the next twelve months. The collective bargaining agreement covering employees at our Portland, Maine facility, which covers approximately 80 employees, is scheduled to expire on April 30, 2022.

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

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the second quarter of 2021 and 2020, there were 498,963 and 1,124,416, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Weighted average shares outstanding:
Basic	64,776,532	64,129,778	64,679,761	64,088,464
Net effect of potentially dilutive share-based compensation awards	633,312	280,035	630,019	158,555
Diluted	65,409,844	64,409,813	65,309,780	64,247,019

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 60.8% and 61.2% of consolidated net sales for the first two quarters of 2021 and 2020, respectively. Other than Walmart, which accounted for approximately 28.8% and 25.9% of our consolidated net sales for the first two quarters of 2021 and 2020, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2021 or 2020.

Our top ten customers accounted for approximately 64.8% and 62.6% of our consolidated trade accounts receivables as of July 3, 2021 and January 2, 2021, respectively. Other than Walmart, which accounted for approximately 32.5% and 32.6% of our consolidated trade accounts receivables as of July 3, 2021 and January 2, 2021, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of July 3, 2021, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first two quarters of 2021 and 2020, our sales to customers in foreign countries represented approximately 7.7% and 7.9%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)	Share-Based Payments

The following table details our stock option activity for the first two quarters of fiscal 2021 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at January 2, 2021	1,030,667	$31.41	5.50	$591
Granted	246,911	$33.79
Exercised	(466,112)	$31.71
Forfeited	(37,627)	$26.80
Expired	(2,171)	$32.59
Outstanding at July 3, 2021	771,668	$32.21	6.67	$1,209
Exercisable at July 3, 2021	524,757	$31.47	5.14	$1,194

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during the first two quarters of 2021 and 2020 were as follows:

	2021	2020
Weighted average grant date fair value	$6.48	$4.51
Expected volatility	37.3% - 38.8%	45.4%
Expected term	5.5 - 6.5 years	5.5 years
Risk-free interest rate	0.9% - 1.1%	0.4%
Dividend yield	5.6% - 6.3%	7.9%

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first two quarters of 2021:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at January 2, 2021	986,223	$15.56
Granted	450,104	$28.71
Vested	(86,523)	$21.36
Forfeited	(207,950)	$16.75
Outstanding at July 3, 2021	1,141,854	$20.08
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% to 233% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our restricted stock for the first two quarters of 2021:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at January 2, 2021	97,359	$18.22
Granted	38,098	$32.86
Vested	(59,867)	$19.30
Forfeited	(956)	$20.94
Outstanding at July 3, 2021	74,634	$24.79
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the net number of shares of common stock issued by our company during the second quarter and first two quarters of 2021 and 2020 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Number of performance shares vested	—	—	86,523	—
Shares withheld for tax withholding	—	—	(35,281)	—
Shares of common stock issued for performance share LTIAs	—	—	51,242	—
Shares of common stock issued upon the exercise of stock options	27,212	—	466,112	—
Shares of common stock issued to non-employee directors for annual equity grants	39,251	43,024	39,251	43,024
Shares of restricted common stock issued to employees	7,126	592	38,098	76,440
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(66)	(3,660)	(21,528)	(3,660)
Shares of restricted stock cancelled upon forfeiture	(956)	—	(956)	—
Net shares of common stock issued	72,567	39,956	572,219	115,804

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the second quarter and first two quarters of 2021 and 2020 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
Consolidated Statements of Operations Location	2021	2020	2021	2020
Compensation expense included in cost of goods sold	$322	$1,157	$458	$1,174
Compensation expense included in selling, general and administrative expenses	1,080	2,664	1,667	3,070
Total compensation expense for share-based payments	$1,402	$3,821	$2,125	$4,244

During the second quarter of 2020, we recognized additional pre-tax share-based compensation expense of $2.3 million for our performance share LTIAs because of the increased likelihood of achieving performance goals in light of our improved operating performance and profitability as a result of increased demand for our products due to the COVID-19 pandemic.

As of July 3, 2021, there was $7.3 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.5 years, $1.6 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 3.0 years, and less than $1.6 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.8 years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)	Separation Expenses

During the fourth quarter of 2020, we recorded separation costs of $4.2 million for severance and other benefits payable pursuant to the terms of a separation agreement entered into in November 2020 with our former president and chief executive officer. Of this amount, approximately $1.7 million has resulted or will result in cash payments, of which $0.8 million were made during the first two quarters of 2021 and most of the remainder of which will be paid during the remainder of fiscal 2021. The remaining $2.5 million of non-cash separation costs relate to share-based compensation expense for shares that have vested in fiscal 2021 or may vest at the end of fiscal 2021 and fiscal 2022 if certain company performance goals are achieved.

(17)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Brand:(1)
Green Giant - frozen	$74,061	$105,262	$172,676	$213,401
Spices & Seasonings(2)	71,584	68,492	147,997	120,287
Crisco(3)	58,442	—	116,498	—
Ortega	40,850	46,797	79,801	85,578
Green Giant - shelf-stable(4)	23,767	49,032	49,232	86,962
Maple Grove Farms of Vermont	20,154	18,044	40,831	36,485
Dash	20,033	20,839	38,216	35,338
Clabber Girl(5)	17,580	26,453	34,993	45,132
Cream of Wheat	14,236	17,985	32,396	36,911
All other brands	123,668	159,635	256,869	301,815
Total	$464,375	$512,539	$969,509	$961,909
(1)	Table includes net sales for each of our brands whose net sales for the first two quarters of 2021 or fiscal 2020 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(3)	We completed the Crisco acquisition on December 1, 2020. See Note 3, “Acquisitions.”
(4)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(5)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended July 3, 2021 (second quarter and first two quarters of 2021) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 2, 2021 (fiscal 2020) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2021 (which we refer to as our 2020 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 50 brands into our company. Most recently, on December 1, 2020, we acquired the Crisco oils and shortening business from The J.M. Smucker Company and certain of its affiliates. As part of the acquisition, we also acquired a manufacturing facility and warehouse in Cincinnati, Ohio. The asset purchase agreement includes an agreement for Smucker to provide certain transition services associated with the acquired business for up to nine to twelve months following closing. On February 19, 2020, we acquired Farmwise LLC, maker of Farmwise Veggie Fries, Farmwise Veggie Tots and Farmwise Veggie Rings. We refer to these acquisitions in this report as the “Crisco acquisition” and the “Farmwise acquisition,” respectively. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

We attempt to manage cost inflation risks by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers generally lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs.

We experienced material net cost increases for raw materials during the second quarter and first two quarters of 2021 and fiscal 2020 and anticipate higher raw materials cost increases for the remainder of fiscal 2021 and into fiscal 2022. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, maple syrup) through the remainder of fiscal 2021.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2019, we were able to offset a portion of the freight cost increase through pricing, which included both list price increases and trade spend optimization. And in 2018 and 2019, we benefited from our distribution re-alignment efforts which have helped to optimize both our shelf-stable and our frozen distribution networks. Freight rates increased significantly during the fourth quarter of 2020 and we expect freight rates to remain elevated in 2021 and into fiscal 2022.

We plan to continue managing inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, when necessary, by raising prices. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs. During the past three years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging and distribution costs.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2021 and 2020, our net sales to customers in foreign countries represented approximately 7.7% and 7.9%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

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

Precautionary measures that we have taken to protect our employees, customers, suppliers and other business partners, and to maintain our ability to supply food products, include, among many others, the following, some of which are no longer in effect as vaccination rates have risen:

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

We also rewarded our dedicated employees at our manufacturing facilities by temporarily increasing compensation for our hourly employees, supervisors and managers from March 30, 2020 through February 15, 2021. This is in addition to the continued pay we provided to workers while in quarantine (as described in the bullet points above).

Financial Impact to Date. As previously disclosed, the pandemic has had a positive impact on our operating results, and significantly improved our net sales, net income, adjusted EBITDA and net cash provided by operating activities in fiscal 2020. For the first two quarters of 2021, significant year-over-year base business net sales gains in January and February were offset by a year-over-year decrease in base business net sales in March through June, primarily due to the extraordinary demand for our products in March through June 2020 as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home and work-from-home mandates and recommendations. Although demand remains strong and base business net sales are expected to continue to outpace fiscal 2019 levels, we expect base business net sales to decline year-over-year in fiscal 2021 given the extraordinary demand and pantry loading at the height of the pandemic.

We estimate we have spent approximately $4.1 million and $4.4 million on COVID-19-related costs for the first two quarters of 2021 and the first two quarters of 2020, respectively. This includes our estimated costs to take the precautionary health and safety measures described above, to provide our manufacturing employees the temporary enhanced compensation described above and to pay employees while they were in quarantine. Most of these costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

Expectations and Risk Factors in Light of the Ongoing COVID-19 Pandemic and Input Cost Inflation. B&G Foods continues to see strong consumer demand for our products and expects to see commensurate elevated levels of net sales relative to pre-pandemic fiscal 2019 throughout the remainder of fiscal 2021. The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others: how long social distancing and stay-at-home and work-from home policies and recommendations remain in effect; whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America; our ability to continue to operate our manufacturing facilities, maintain our supply chain without material disruption, procure ingredients, packaging and other raw materials when needed despite unprecedented demand in the food industry; the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits; and the extent to which consumers continue to work remotely even after the pandemic subsides and how that may impact consumer habits.

We have also seen and expect to continue to see significant cost inflation for various inputs, including ingredients, packaging and transportation. We have initiated various revenue enhancing activities (including list price increases and trade spending initiatives) and cost savings initiatives to offset these costs but there can be no assurance at this point of the ultimate effectiveness of these activities and initiatives. See “—General—Fluctuations in Commodity Prices and Production and Distribution Costs” above.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 26.1% and 23.6% for the first two quarters of

2021 and 2020, respectively. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

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

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our tax rates in fiscal 2020 or first two quarters of 2021.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2021 and 2020 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.0%	73.8%	76.3%	75.2%
Gross profit	24.0%	26.2%	23.7%	24.8%

Operating expenses:
Selling, general and administrative expenses	10.1%	8.7%	10.1%	8.8%
Amortization expense	1.2%	0.9%	1.1%	0.9%
Operating income	12.7%	16.6%	12.5%	15.1%

Other income and expenses:
Interest expense, net	5.7%	4.8%	5.5%	5.3%
Other income	(0.2)%	(0.1)%	(0.2)%	(0.1)%
Income before income tax expense	7.2%	11.9%	7.2%	9.9%
Income tax expense	1.9%	3.1%	1.9%	2.3%
Net income	5.3%	8.8%	5.3%	7.6%

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

2021 Compared to 2020

A reconciliation of base business net sales to net sales for the second quarter and first two quarters of 2021 and 2020 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net sales	$464,375	$512,539	$969,509	$961,909
Net sales from acquisitions(1)	(58,442)	—	(116,698)	—
Base business net sales	$405,933	$512,539	$852,811	$961,909
(1)	Primarily reflects $58.4 million and $116.5 million of net sales for Crisco for the second quarter and first two quarters of 2021, respectively, for which there is no comparable period of net sales during the second quarter and first two quarters of 2020, respectively. The Crisco acquisition closed on December 1, 2020.

2021 Compared to 2019

A reconciliation of base business net sales to net sales for the second quarter and first two quarters of 2021 and 2019 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 29,	July 3,	June 29,
	2021	2019	2021	2019
Net sales	$464,375	$371,197	$969,509	$783,931
Net sales from acquisitions(2)	(66,731)	—	(142,534)	—
Base business net sales	$397,644	$371,197	$826,975	$783,931
(2)	Primarily reflects (a) $58.4 million and $116.5 million of net sales for Crisco for the second quarter and first two quarters of 2021, respectively, and (b) $8.1 million, or one and one-half months of net sales for Clabber Girl in the second quarter of 2021, and $25.5 million, or four and one-half months of net sales for Clabber Girl in the first two quarters of 2021, in case for which there is no comparable period of net sales during the second quarter and first two quarters of 2019, respectively. The Crisco acquisition closed on December 1, 2020 and the Clabber Girl acquisition closed on May 15, 2019.

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

A reconciliation of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses to net income and to net cash provided by operating activities for the second quarter and first two quarters of 2021 and 2020 along with the components of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net income	$24,551	$44,911	$51,429	$73,003
Income tax expense	8,968	15,956	18,191	22,498
Interest expense, net	26,713	24,849	53,682	50,888
Depreciation and amortization	20,238	15,385	40,529	30,919
EBITDA	80,470	101,101	163,831	177,308
Acquisition/divestiture-related and non-recurring expenses(1)	3,319	1,497	7,829	5,980
Amortization of acquisition-related inventory step-up(2)	—	—	5,054	—
Adjusted EBITDA	83,789	102,598	176,714	183,288
COVID-19 expenses(3)	1,199	4,289	4,090	4,439
Adjusted EBITDA before COVID-19 expenses	84,988	106,887	180,804	187,727
Income tax expense	(8,968)	(15,956)	(18,191)	(22,498)
Interest expense, net	(26,713)	(24,849)	(53,682)	(50,888)
Acquisition/divestiture-related and non-recurring expenses(1)	(3,319)	(1,497)	(7,829)	(5,980)
Amortization of acquisition-related inventory step-up(2)	—	—	(5,054)	—
Net gain on sales and disposals of property, plant and equipment	(4)	(63)	(30)	(61)
Deferred income taxes	5,182	(116)	11,370	14,281
Amortization of deferred debt financing costs and bond discount/premium	1,148	901	2,289	1,799
Share-based compensation expense	1,402	3,821	2,125	4,244
Changes in assets and liabilities, net of effects of business combinations	(12,572)	123,949	(41,747)	122,181
Net cash provided by operating activities	$39,945	$188,788	$65,965	$246,366
(1)	Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2021 of $3.3 million and $7.8 million, respectively, primarily includes acquisition and integration expenses for the Crisco and Clabber Girl acquisitions, and certain cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2020 of $1.5 million and $6.0 million, respectively, primarily includes acquisition and integration expenses for the Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to a workforce reduction in fiscal 2019 and certain cost savings initiatives.
(2)	For the second quarter and first two quarters of 2021, amortization of acquisition-related inventory step-up of $5.1 million relates to the purchase accounting adjustments made during the first quarter of 2021 to inventory acquired in the Crisco acquisition.
(3)	COVID-19 expenses of $1.2 million and $4.1 million for the second quarter and first two quarters of 2021, respectively, and $4.3 million and $4.4 million for the second quarter and first two quarters of 2020, respectively, primarily included temporary enhanced compensation for our manufacturing employees; compensation we continued to pay manufacturing employees while in quarantine (which was incremental to the compensation we paid to the manufacturing employees who produced our products while others were in quarantine); and expenses relating to other precautionary health and safety measures.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the second quarter and first two quarters of 2021 and 2020 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net income	$24,551	$44,911	$51,429	$73,003
Acquisition/divestiture-related and non-recurring expenses, net of tax(1)	2,506	1,130	5,911	4,515
Tax benefit(2)	—	—	—	(2,258)
Amortization of acquisition-related inventory step-up, net of tax(3)	—	—	3,816	—
Adjusted net income	$27,057	$46,041	$61,156	$75,260
Adjusted diluted earnings per share	$0.41	$0.71	$0.94	$1.17
(1)	Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2021 primarily includes acquisition and integration expenses for the Crisco and Clabber Girl acquisitions, and certain cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2020 primarily includes acquisition and integration expenses for the Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to a workforce reduction in fiscal 2019 and certain cost savings initiatives.
(2)	The first two quarters of 2020 includes a $2.3 million tax benefit associated with the U.S. CARES Act, which was recorded during the first quarter of 2020. See “— U.S. Tax Act and U.S. CARES Act” above.
(3)	For the first two quarters of 2021, amortization of acquisition-related inventory step-up of $5.1 million (or $3.8 million, net of tax) relates to the purchase accounting adjustments made during the first quarter of 2021 to inventory acquired in the Crisco acquisition.

Second quarter of 2021 compared to the second quarter of 2020

Net Sales. Net sales for the second quarter of 2021 decreased $48.1 million, or 9.4%, to $464.4 million from $512.5 million for the second quarter of 2020. The decrease was primarily due to comparisons against the extraordinary demand and pantry loading at the height of the COVID-19 pandemic during the second quarter of 2020, partially offset by the Crisco acquisition. Net sales of Crisco, acquired on December 1, 2020, contributed $58.4 million to our net sales for the quarter. Net sales for the second quarter of 2021 were 25.1% higher than pre-pandemic net sales for the second quarter of 2019. On a two-year compound annual growth basis, relative to pre-pandemic levels, second quarter net sales increased 11.8%.

Base business net sales for the second quarter of 2021 decreased $106.6 million, or 20.8%, to $405.9 million from $512.5 million for the second quarter of 2020. The decrease in base business net sales for the second quarter of 2021 reflected a decrease in unit volume of $115.4 million, partially offset by an increase in net pricing and the impact of product mix of $6.2 million and the positive impact of foreign currency of $2.6 million. Base business net sales for the second quarter of 2021 were 7.1% higher than pre-pandemic base business net sales for the second quarter of 2019. On a two-year compound annual growth basis, relative to pre-pandemic levels, second quarter base business net sales increased 3.5%.

Despite continued strong demand for Green Giant products during the second quarter of 2021, sales of Green Giant products in the aggregate (including Le Sueur) decreased $58.4 million, or 35.6%, in the second quarter of 2021, as compared to the second quarter of 2020. Net sales of Green Giant frozen decreased $31.2 million, or 29.6%, for the quarter. Net sales of Green Giant shelf-stable (including Le Sueur) decreased $27.3 million, or 46.3%, for the second quarter of 2021. The decrease in Green Giant net sales was primarily attributable to two factors. First, Green Giant was one of our brands that benefited the most from COVID-related demand during fiscal 2020. Second, Green Giant, as well as certain of its competitor brands, have faced supply chain constraints that we expect will continue until we reach the new pack season later this year. As a result, we made the difficult decision during the fourth quarter of 2020 to place certain of the brands’ products on allocation with our customers to avoid running out of products prior to the start of the new pack season, which has negatively impacted and is expected to continue to negatively impact net sales of Green Giant products through the early part of the third quarter of 2021.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first two quarters of 2021 or fiscal 2020 equaled or exceeded 3% of our total net sales for those periods, and for “all other brands” in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the second quarter of 2021:

	2021 vs. 2020		2021 vs. 2019
	Base Business		Base Business
	Net Sales Increase (Decrease)		Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage	Dollars (in millions)	Percentage
Brand:
Spices & Seasonings(1)	$3.1	4.5%	$10.6	17.3%
Maple Grove Farms of Vermont	2.2	11.7%	2.4	13.4%
Green Giant - frozen	(31.2)	(29.6)%	(13.6)	(15.5)%
Green Giant - shelf-stable(2)	(27.3)	(46.3)%	6.4	25.3%
Clabber Girl(3)	(8.9)	(33.5)%	1.1	12.5%
Ortega	(5.9)	(12.7)%	6.9	20.0%
Cream of Wheat	(3.8)	(20.8)%	2.5	21.9%
Dash	(0.8)	(3.9)%	5.6	38.9%
All other brands	(34.0)	(22.7)%	4.5	4.2%
Base business net sales (decrease) increase	$(106.6)	(20.8)%	$26.4	7.1%
(1)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(2)	Includes net sales of the Le Sueur brand.
(3)	For the second quarter and first two quarters of 2021, includes net sales of Clabber Girl from May 15, 2021 through July 3, 2021, as net sales prior to May 15, 2021 are not included in base business net sales. Clabber Girl was acquired on May 15, 2019.

Gross Profit. Gross profit was $111.6 million for the second quarter of 2021, or 24.0% of net sales. Excluding the negative impact of $0.4 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the second quarter of 2021, our gross profit would have been $112.0 million, or 24.1% of net sales. Gross profit was $134.1 million for the second quarter of 2020, or 26.2% of net sales. Excluding the negative impact of $0.5 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the second quarter of 2020, our gross profit would have been $134.6 million, or 26.3% of net sales.

During the second quarter of 2021, our gross profit was negatively impacted by higher than expected input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation to be materially higher in the second half of 2021 than it was in the second half of 2020. As discussed above, we are attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We have also announced list price increases and have reduced trade promotions to our customers for certain of our products. However, increases in the prices we charge our customers generally lag behind rising input costs. As such, we do not expect to fully offset the incremental costs that we are facing in fiscal 2021 and we expect continued cost inflation in fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.8 million, or 6.2%, to $47.1 million for the second quarter of 2021 from $44.3 million for the second quarter of 2020. The increase was composed of increases in warehousing expenses of $4.6 million, acquisition/divestiture-related and non-recurring expenses of $1.9 million and consumer marketing expenses of $0.3 million, partially offset by decreases in selling expenses of $2.5 million and general and administrative expenses of $1.5 million. The increase in warehousing expenses was primarily driven by the Crisco acquisition and customer fines related to COVID-19 shortages and delays. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 1.4 percentage points to 10.1% for the second quarter of 2021, compared to 8.7% for the second quarter of 2020.

Amortization Expense. Amortization expense increased $0.7 million to $5.4 million for the second quarter of 2021 from $4.7 million for the second quarter of 2020 due to the Crisco acquisition completed in the fourth quarter of 2020.

Operating Income. As a result of the foregoing, operating income decreased $25.9 million, or 30.5%, to $59.1 million for the second quarter of 2021 from $85.0 million for the second quarter of 2020. Operating income expressed as a percentage of net sales decreased to 12.7% in the second quarter of 2021 from 16.6% in the second quarter of 2020.

Net Interest Expense. Net interest expense increased $1.9 million, or 7.5%, to $26.7 million for the second quarter of 2021 from $24.8 million in the second quarter of 2020. The increase was primarily attributable to an increase in average long-term debt outstanding during the second quarter of 2021 as compared to the second quarter of 2020, primarily as a result of incremental borrowings we made in the fourth quarter of 2020 to fund the Crisco acquisition and related fees and expenses. The increase in net interest expense was partially offset by a lower effective cost of borrowing during the second quarter of 2021. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the second quarter of 2021 and 2020 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs, in the amount of $1.1 million and $0.7 million, respectively. Other income for the second quarter of 2021 and 2020 also includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million in both periods.

Income Tax Expense. Income tax expense decreased $7.0 million to $9.0 million for the second quarter of 2021 from $16.0 million for the second quarter of 2020, primarily due to decreased operating income, as described above. Our effective tax rate was 26.8% for the second quarter of 2021 and 26.2% for the second quarter of 2020. See “U.S. Tax Act and U.S. CARES Act” above.

First two quarters of 2021 compared to the first two quarters of 2020

Net Sales. Net sales for the first two quarters of 2021 increased $7.6 million, or 0.8%, to $969.5 million from $961.9 million for the first two quarters of 2020. The increase was primarily due to the Crisco acquisition, largely offset by comparisons against the extraordinary demand and pantry loading at the height of the COVID-19 pandemic during the last four months of the first two quarters of 2020. Net sales of Crisco, acquired on December 1, 2020, contributed $116.5 million to our net sales for the first two quarters. Net sales for the first two quarters of 2021 were 23.7% higher than pre-pandemic net sales for the first two quarters of 2019. On a two-year compound annual growth basis, relative to pre-pandemic levels, net sales for the first two quarters of 2021 increased 11.2%.

Base business net sales for the first two quarters of 2021 decreased $109.1 million, or 11.3%, to $852.8 million from $961.9 million for the first two quarters of 2020. The decrease in base business net sales for the first two quarters of 2021 reflected a decrease in unit volume of $125.2 million, partially offset by an increase in net pricing and the impact of product mix of $12.8 million and the positive impact of foreign currency of $3.3 million. Base business net sales for the first two quarters of 2021 were 5.5% higher than pre-pandemic base business net sales for the first two quarters of 2019. On a two-year compound annual growth basis, relative to pre-pandemic levels, base business net sales for the first two quarters of 2021 increased 2.7%.

Despite continued strong demand for Green Giant products during the first quarter of 2021, sales of Green Giant products in the aggregate (including Le Sueur) decreased $84.4 million, or 26.2%, in the first two quarters of 2021, as compared to the first two quarters of 2020. Net sales of Green Giant shelf-stable (including Le Sueur) decreased $43.7 million, or 40.0%, for the first two quarters of 2021. Net sales of Green Giant frozen decreased $40.7 million, or 19.1%, for the first two quarters of 2021. The decrease in Green Giant net sales was primarily attributable to two factors. First, Green Giant was one of our brands that benefited the most from COVID-related demand during fiscal 2020. Second, Green Giant, as well as certain of its competitor brands, have faced supply chain constraints that we expect will continue until we reach the new pack season later this year. As a result, we made the difficult decision during the fourth quarter of 2020 to place certain of the brands’ products on allocation with our customers to avoid running out of products prior to the start of the new pack season, which has negatively impacted and is expected to continue to negatively impact net sales of Green Giant products through the early part of the third quarter of 2021.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for each of our brands whose net sales for the first two quarters of 2021 or fiscal 2020 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the first two quarters of 2021:

	2021 vs. 2020		2021 vs. 2019
	Base Business		Base Business
	Net Sales Increase (Decrease)		Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage	Dollars (in millions)	Percentage
Brand:
Spices & Seasonings(1)	$27.7	23.0%	23.8	19.1%
Maple Grove Farms of Vermont	4.3	11.9%	5.1	14.5%
Dash	2.9	8.1%	8.6	29.0%
Green Giant - shelf-stable(2)	(43.7)	(40.0)%	4.9	8.1%
Green Giant - frozen	(40.7)	(19.1)%	(15.8)	(8.4)%
Clabber Girl(3)	(10.1)	(22.5)%	1.1	12.5%
Ortega	(5.8)	(6.8)%	8.5	11.9%
Cream of Wheat	(4.5)	(12.2)%	3.3	11.4%
All other brands	(39.2)	(14.0)%	3.6	1.5%
Base business net sales (decrease) increase	$(109.1)	(11.3)%	43.1	5.5%
(1)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(2)	Includes net sales of the Le Sueur brand.
(3)	For the second quarter and first two quarters of 2021, includes net sales of Clabber Girl from May 15, 2021 through July 3, 2021, as net sales prior to May 15, 2021 are not included in base business net sales. Clabber Girl was acquired on May 15, 2019.

Gross Profit. Gross profit was $229.4 million for the first two quarters of 2021, or 23.7% of net sales. Excluding the negative impact of $5.9 million of acquisition/divestiture-related expenses, the amortization of acquisition-related inventory fair value step-up and non-recurring expenses included in cost of goods sold during the first two quarters of 2021, our gross profit would have been $235.3 million, or 24.3% of net sales. Gross profit was $239.0 million for the first two quarters of 2020, or 24.8% of net sales. Excluding the negative impact of $2.8 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first two quarters of 2020, our gross profit would have been $241.8 million, or 25.1% of net sales.

During the first two quarters of 2021, our gross profit was negatively impacted by higher than expected input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation to be materially higher in the second half of 2021 than it was in the second half of 2020. As discussed above, we are attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We have also announced list price increases and have reduced trade promotions to our customers for certain of our products. However, increases in the prices we charge our customers generally lag behind rising input costs. As such, we do not expect to fully offset the incremental costs that we are facing in fiscal 2021 and we expect continued cost inflation in fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.2 million, or 15.6%, to $97.5 million for the first two quarters of 2021 from $84.3 million for the first two quarters of 2020. The increase was composed of increases in warehousing expenses of $8.7 million, consumer marketing expenses of $4.3 million and acquisition/divestiture-related and non-recurring expenses of $3.8 million, partially offset by decreases in selling expenses of $3.3 million and general and administrative expenses of $0.3 million. The increase in warehousing expenses was primarily driven by the Crisco acquisition and customer fines related to COVID-19 shortages and delays. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 1.3 percentage points to 10.1% for the first two quarters of 2021, compared to 8.8% for the first two quarters of 2020.

Amortization Expense. Amortization expense increased $1.3 million to $10.8 million for the first two quarters of 2021 from $9.5 million for the first two quarters of 2020 due to the Crisco acquisition completed in the fourth quarter of 2020.

Operating Income. As a result of the foregoing, operating income decreased $24.1 million, or 16.6%, to $121.1 million for the first two quarters of 2021 from $145.2 million for the first two quarters of 2020. Operating income expressed as a percentage of net sales decreased to 12.5% in the first two quarters of 2021 from 15.1% in the first two quarters of 2020.

Net Interest Expense. Net interest expense increased $2.8 million, or 5.5%, to $53.7 million for the first two quarters of 2021 from $50.9 million in the first two quarters of 2020. The increase was primarily attributable to an increase in average long-term debt outstanding during the first two quarters of 2021 as compared to the first two quarters of 2020, primarily as a result of incremental borrowings we made in the fourth quarter of 2020 to fund the Crisco acquisition and related fees and expenses. The increase in net interest expense was partially offset by a lower effective cost of borrowing during the first two quarters of 2021. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first two quarters of 2021 and 2020 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $2.2 million and $1.2 million, respectively. Other income for the first two quarters of 2021 and 2020 also includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in both periods.

Income Tax Expense. Income tax expense decreased $4.3 million to $18.2 million for the first two quarters of 2021 from $22.5 million for the first two quarters of 2020, primarily due to decreased operating income, as described above, partially offset by the impact of a $2.3 million tax benefit that reduced our income tax expense in the first quarter of 2020, resulting from the U.S. CARES Act, which increased the adjusted taxable income limitation from 30% to 50%. Our effective tax rate was 26.1% for the first two quarters of 2021 and 23.6% for the first two quarters of 2020. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $180.4 million to $66.0 million for the first two quarters of 2021 from $246.4 million for the first two quarters of 2020. The decrease in net cash provided by operating activities was primarily due to unfavorable working capital comparisons in the first two quarters of 2021 compared to the first two quarters of 2020, primarily comprised of inventories, accrued expenses and trade accounts payable, partially offset by favorable working capital comparisons related to trade accounts receivable and prepaid expenses and other current assets. The decrease was also due to lower net income in the first two quarters of 2021 compared to the first two quarters of 2020, as well as an additional $12.6 million of incentive compensation paid in cash during the first quarter of 2021 as compared to the first quarter of 2020, primarily as a result of our company’s extraordinary performance during fiscal 2020 as compared to fiscal 2019.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $6.8 million to $19.7 million for the first two quarters of 2021 from $12.9 million for the first two quarters of 2020. The increase was primarily attributable to higher capital expenditures during the first two quarters of 2021 compared to the first two quarters of 2020, partially offset by the purchase price payment for the Farmwise acquisition in the first quarter of 2020.

Net Cash Used in Financing Activities. Cash flows used in financing activities decreased $4.7 million to $58.5 million for the first two quarters of 2021 as compared to $63.2 million for the first two quarters of 2020. The decrease was primarily driven by $14.8 million of proceeds we received from the exercise of stock options during the first two quarters of 2021 compared to no proceeds from the exercise of stock options during the first two quarters of 2020, partially offset by a $10.0 million increase in net repayments under our revolving credit facility during the first two quarters of 2021 compared to the first two quarters of 2020.

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

For the first two quarters of 2021 and 2020, we had net cash provided by operating activities of $66.0 million and $246.4 million, respectively, and distributed as dividends $61.3 million and $60.9 million, respectively. Based upon our current dividend rate of $1.90 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2021 to be approximately $122.9 million.

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

We did not repurchase any shares of our common stock during the first two quarters of 2021 or the first two quarters of 2020. As of July 3, 2021, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

Future Capital Needs

On July 3, 2021, our total long-term debt of $2,325.9 million, net of our cash and cash equivalents of $40.3 million, was $2,285.6 million. Stockholders’ equity as of that date was $841.6 million.

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

We expect to make capital expenditures of approximately $50.0 million in the aggregate during fiscal 2021. During the first two quarters of 2021, we made capital expenditures of $22.3 million, of which $19.8 million were paid in cash. Our projected capital expenditures for fiscal 2021 primarily relate to productivity and cost saving initiatives, asset sustainability projects, information technology (hardware and software), and the Crisco integration.

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

Off-balance Sheet Arrangements

As of July 3, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future purchase obligations, future operating lease obligations and future pension obligations. During the first two quarters of 2021, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2020 Annual Report on Form 10-K.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	July 3,	January 2,
	2021	2021
Current assets(1)	$672,212	$648,850
Non-current assets	2,939,092	2,979,902
Current liabilities(2)	$211,925	$223,644
Non-current liabilities	2,701,365	2,960,040
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $23.1 million and $21.5 million as of July 3, 2021 and January 2, 2021, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $12.4 million and $0.2 million as of July 3, 2021 and January 2, 2021, respectively.

Twenty-six Weeks Ended
July 3,
2021
Net sales	$918,946
Gross profit	227,327
Operating income	119,125
Income before income tax expense	67,651
Net income	$49,617

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At July 3, 2021, we had $1,450.0 million of fixed rate debt and $896.6 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at July 3, 2021, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $9.0 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of July 3, 2021 and January 2, 2021 were as follows (in thousands):

	July 3, 2021				January 2, 2021
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$225,000		$225,000	(1)	$235,000		$235,000	(1)
Tranche B term loans due 2026	667,461	(2)	667,461	(3)	667,118	(2)	665,450	(3)
5.25% senior notes due 2025	902,022	(4)	926,828	(3)	902,292	(4)	931,616	(3)
5.25% senior notes due 2027	$550,000		$573,788	(3)	$550,000		$580,250	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At July 3, 2021 and January 2, 2021, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At July 3, 2021 and January 2, 2021, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 7.7% and 7.9% of our total net sales during the first two quarters of 2021 and 2020, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar.

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

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2017. Implementation, integration and transition efforts for the remainder of our business (other than our Mexican operations) continued thereafter and was substantially completed during the second quarter of 2019. We continued to implement additional modules and transition recently acquired businesses to the ERP system during fiscal 2020 and the first two quarters of 2021. In connection with the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation, integration and transition. To date, the implementation, integration and transition have not materially affected our internal control over financial reporting.

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

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2020 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Form of Special One-Time Stock Option Agreement (Non-Qualified Stock Option).

22.1	Guarantor Subsidiaries. (Filed as Exhibit 22.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on November 9, 2020, and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2021	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)