Form 10-Q
period 2021-10-02
B&G Foods, Inc.
filed 2021-11-04
CIK 1278027

As filed with the Securities and Exchange Commission on November 4, 2021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2021 or

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

As of October 29, 2021, the registrant had 64,896,909 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	the ultimate impact the COVID-19 pandemic will have on our business, which will depend on many factors, including, without limitation,
o	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
o	the duration of social distancing and stay-at-home and work-from-home policies and recommendations, and whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America; and
o	the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits;
●	our substantial leverage;
●	the effects of rising costs for our raw materials, packaging, ingredients and distribution;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, including the Crisco acquisition, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;
●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act and the U.S. CARES Act;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;

- ii -

●	future impairments of our goodwill and intangible assets;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	our sustainability initiatives and changes to environmental laws and regulations;
●	our ability to successfully transition the operations of our Portland, Maine manufacturing facility to third-party co-manufacturing facilities and existing B&G Foods manufacturing facilities without significant disruption in production or customer service, and our ability to achieve anticipated productivity improvements and cost savings;
●	other factors that affect the food industry generally, including:
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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 2,	January 2,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$27,062	$52,182
Trade accounts receivable, net	179,655	132,935
Inventories	670,305	492,804
Assets held for sale	3,262	—
Prepaid expenses and other current assets	45,153	43,619
Income tax receivable	7,341	15,761
Total current assets	932,778	737,301

Property, plant and equipment, net of accumulated depreciation of $357,658 and $314,359 as of October 2, 2021 and January 2, 2021, respectively	346,537	371,854
Operating lease right-of-use assets	54,700	32,216
Goodwill	644,869	644,747
Other intangible assets, net	1,955,597	1,971,326
Other assets	6,240	5,948
Deferred income taxes	5,417	4,178
Total assets	$3,946,138	$3,767,570

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$202,675	$126,537
Accrued expenses	54,437	77,460
Current portion of operating lease liabilities	11,060	11,034
Income tax payable	463	101
Dividends payable	30,826	30,520
Total current liabilities	299,461	245,652

Long-term debt	2,406,830	2,334,086
Deferred income taxes	309,698	293,121
Long-term operating lease liabilities, net of current portion	46,535	23,959
Other liabilities	52,992	38,875
Total liabilities	3,115,516	2,935,693
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 64,896,909 and 64,252,859 shares issued and outstanding as of October 2, 2021 and January 2, 2021, respectively	649	643
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(35,405)	(35,594)
Retained earnings	865,378	866,828
Total stockholders’ equity	830,622	831,877
Total liabilities and stockholders’ equity	$3,946,138	$3,767,570

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Net sales	$514,965	$495,759	$1,484,474	$1,457,668
Cost of goods sold	409,300	359,733	1,149,425	1,082,625
Gross profit	105,665	136,026	335,049	375,043

Operating expenses:
Selling, general and administrative expenses	46,409	43,395	143,864	127,715
Amortization expense	5,396	4,735	16,231	14,197
Operating income	53,860	87,896	174,954	233,131

Other income and expenses:
Interest expense, net	26,630	26,430	80,312	77,318
Other income	(1,130)	(702)	(3,338)	(1,856)
Income before income tax expense	28,360	62,168	97,980	157,669
Income tax expense	7,613	15,355	25,804	37,853
Net income	$20,747	$46,813	$72,176	$119,816

Weighted average shares outstanding:
Basic	64,845	64,217	64,735	64,133
Diluted	65,493	64,801	65,371	64,434

Earnings per share:
Basic	$0.32	$0.73	$1.11	$1.87
Diluted	$0.32	$0.72	$1.10	$1.86

Cash dividends declared per share	$0.475	$0.475	$1.425	$1.425

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Net income	$20,747	$46,813	$72,176	$119,816

Other comprehensive income (loss):
Foreign currency translation adjustments	(4,153)	4,660	(753)	(8,018)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	304	220	942	735
Other comprehensive income (loss)	(3,849)	4,880	189	(7,283)
Comprehensive income	$16,898	$51,693	$72,365	$112,533

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of October 2, 2021

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at January 2, 2021	64,252,859	$643	$—	$(35,594)	$866,828	$831,877
Foreign currency translation	—	—	—	(496)	—	(496)
Change in pension benefit (net of $108 of income taxes)	—	—	—	334	—	334
Net income	—	—	—	—	26,878	26,878
Share-based compensation	—	—	432	—	—	432
Net issuance of common stock for share-based compensation	82,214	1	(1,087)	—	—	(1,086)
Cancellation of restricted stock for tax withholding upon vesting	(21,462)	—	(620)	—	—	(620)
Stock options exercised	438,900	4	14,048	—	—	14,052
Dividends declared on common stock, $0.475 per share	—	—	(12,773)	—	(17,984)	(30,757)
Balance at April 3, 2021	64,752,511	$648	$—	$(35,756)	$875,722	$840,614
Foreign currency translation	—	—	—	3,896	—	3,896
Change in pension benefit (net of $99 of income taxes)	—	—	—	304	—	304
Net income	—	—	—	—	24,551	24,551
Share-based compensation	—	—	2,305	—	—	2,305
Net issuance of common stock for share-based compensation	46,377	—	—	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(66)	—	(3)	—	—	(3)
Cancellation of restricted stock upon forfeiture	(956)	—	—	—	—	—
Stock options exercised	27,212	—	730	—	—	730
Dividends declared on common stock, $0.475 per share	—	—	(3,032)	—	(27,760)	(30,792)
Balance at July 3, 2021	64,825,078	$648	$—	$(31,556)	$872,513	$841,605
Foreign currency translation	—	—	—	(4,153)	—	(4,153)
Change in pension benefit (net of $99 of income taxes)	—	—	—	304	—	304
Net income	—	—	—	—	20,747	20,747
Share-based compensation	—	—	804	—	—	804
Net issuance of common stock	70,791	1	2,111	—	—	2,112
Stock options exercised	1,040	—	29	—	—	29
Dividends declared on common stock, $0.475 per share	—	—	(2,944)	—	(27,882)	(30,826)
Balance at October 2, 2021	64,896,909	$649	$—	$(35,405)	$865,378	$830,622

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,
	2021	2020
Cash flows from operating activities:
Net income	$72,176	$119,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,257	46,508
Amortization of operating lease right-of-use assets	9,901	8,937
Amortization of deferred debt financing costs and bond discount/premium	3,444	3,764
Deferred income taxes	14,894	19,868
Net gain on sales and disposals of property, plant and equipment	—	(61)
Share-based compensation expense	3,228	7,061
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(46,702)	(20,558)
Inventories	(177,785)	(7,390)
Prepaid expenses and other current assets	(1,559)	(12,508)
Income tax receivable/payable	8,705	12,612
Other assets	(746)	(175)
Trade accounts payable	83,530	71,210
Accrued expenses	(32,921)	(16,503)
Other liabilities	15,364	(278)
Net cash provided by operating activities	12,786	232,303

Cash flows from investing activities:
Capital expenditures	(31,679)	(16,488)
Proceeds and deposits received from asset sales and assets held for sale	632	304
Payments for acquisition of businesses, net of cash acquired	—	(3,227)
Net cash used in investing activities	(31,047)	(19,411)

Cash flows from financing activities:
Repayments of long-term debt	—	(78,375)
Repayments of borrowings under revolving credit facility	(85,000)	(160,000)
Borrowings under revolving credit facility	155,000	160,000
Proceeds from issuance of common stock, net	2,112	—
Dividends paid	(92,069)	(91,354)
Proceeds from exercise of stock options	14,811	2,419
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,708)	(69)
Payments of debt financing costs	(276)	—
Net cash used in financing activities	(7,130)	(167,379)

Effect of exchange rate fluctuations on cash and cash equivalents	271	139
Net (decrease) increase in cash and cash equivalents	(25,120)	45,652

Cash and cash equivalents at beginning of period	52,182	11,315
Cash and cash equivalents at end of period	$27,062	$56,967

Supplemental disclosures of cash flow information:
Cash interest payments	$95,771	$92,941
Cash income tax payments	$2,155	$5,323
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$30,826	$30,520
Accruals related to purchases of property, plant and equipment	$1,803	$2,505
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,202	$1,475

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

(2)	Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. Our fiscal year ending January 1, 2022 (fiscal 2021) contains 52 weeks and each quarter of fiscal 2021 contains 13 weeks. Our fiscal year ended January 2, 2021 (fiscal 2020) contained 53 weeks. Generally, when a 53rd week occurs, our fourth fiscal quarter contains 14 weeks. However, based upon a third quarter end date of October 3, 2020 (the Saturday closest to September 30) and a fourth quarter end date of January 2, 2021 (the Saturday closest to December 31), the third quarter of fiscal 2020 contained 14 weeks and the fourth quarter of 2020 contained 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended October 2, 2021 (third quarter and first three quarters of 2021) and the fourteen and forty week periods ended October 3, 2020 (third quarter and first three quarters of 2020) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of October 2, 2021, and the results of our operations, comprehensive income, changes in stockholders’ equity and cash flows for the third quarter and first three quarters of 2021 and 2020. Our results of operations for the third quarter and first three quarters of 2021 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Form 10-K for fiscal 2020 filed with the SEC on March 2, 2021 (which we refer to as our 2020 Annual Report on Form 10-K).

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

The following table sets forth the allocation of the Crisco acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition:

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

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations presents our operations as if the Crisco acquisition had occurred as of the beginning of fiscal 2020. In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of trademark and customer relationship intangibles. On an actual basis, Crisco contributed $187.7 million of our aggregate $1,484.5 million of consolidated net sales for the first three quarters of 2021 (in thousands, except per share data):

Forty Weeks Ended
October 3,
2020
Net sales(1)	$1,694,025
Net income(1)	$159,465
Basic earnings per share(1)	$2.49
Diluted earnings per share(1)	$2.47
(1)	The pro forma financial information presented above does not purport to be indicative of the results that actually would have been attained had the Crisco acquisition occurred as of the beginning of fiscal 2020, and is not intended to be a projection of future results.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	October 2, 2021	January 2, 2021
Raw materials and packaging	$107,053	$87,843
Work-in-process	182,804	95,207
Finished goods	380,448	309,754
Inventories	$670,305	$492,804

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	October 2, 2021			January 2, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$20,100	$6,455	$13,645	$20,100	$5,597	$14,503
Customer relationships	406,962	162,750	244,212	406,901	147,378	259,523
Total finite-lived intangible assets	$427,062	$169,205	$257,857	$427,001	$152,975	$274,026

Indefinite-Lived Intangible Assets
Goodwill	$644,869			$644,747
Trademarks	$1,697,740			$1,697,300

Amortization expense associated with finite-lived intangible assets was $5.4 million and $16.2 million for the third quarter and first three quarters of 2021, respectively, and was $4.7 million and $14.2 million for the third quarter and first three quarters of 2020, respectively, and is recorded in operating expenses. We expect to recognize an additional $5.4 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2021, and thereafter $21.6 million of amortization expense in fiscal 2022, $21.5 million in fiscal 2023, $21.4 million in each of fiscal 2024 and 2025, and $20.7 million in fiscal 2026.

We did not recognize any impairment charges for indefinite-lived intangible assets for the third quarter and first three quarters of 2021 and 2020. If, however, operating results for any of our brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization could put pressure on the carrying value of our goodwill. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2020 Annual Report on Form 10-K.

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	October 2, 2021	January 2, 2021
Revolving credit loans	$305,000	$235,000
Tranche B term loans due 2026	671,625	671,625
5.25% senior notes due 2025	900,000	900,000
5.25% senior notes due 2027	550,000	550,000
Unamortized deferred debt financing costs	(17,693)	(20,324)
Unamortized discount/premium	(2,102)	(2,215)
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,406,830	2,334,086

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of October 2, 2021, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2021 remaining	$—
2022	—
2023	—
2024	—
2025	1,205,000
Thereafter	1,221,625
Total	$2,426,625

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

On December 16, 2020, we amended our amended and restated credit agreement, dated as of October 2, 2015, and previously amended on March 30, 2017, November 20, 2017 and October 10, 2019. Among other things, the amendment provides for a $300.0 million add-on tranche B term loan facility, which closed and funded on December 16, 2020. The add-on tranche B term loans were issued at a price equal to 99.00% of their face value. The add-on term loans have the same terms as, and are fungible with, $371.6 million of tranche B term loans. We used the net proceeds of the add-on term loans to repay a portion of the revolving credit facility borrowings used to finance the Crisco acquisition. As of October 2, 2021, $671.6 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2026.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

The December 2020 amendment also increased the revolver capacity from $700.0 million to $800.0 million and extended the maturity date of our revolving credit facility from November 21, 2022 to December 16, 2025. As of October 2, 2021, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.9 million, was $490.1 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting our ability to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens.

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period) may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of October 2, 2021, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of October 2, 2021, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of October 2, 2021, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Accrued Interest. At October 2, 2021 and January 2, 2021, accrued interest of $2.0 million and $20.9 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of October 2, 2021 and January 2, 2021 were as follows (in thousands):

	October 2, 2021				January 2, 2021
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$305,000		$305,000	(1)	$235,000		$235,000	(1)
Tranche B term loans due 2026	667,635	(2)	667,635	(3)	667,118	(2)	665,450	(3)
5.25% senior notes due 2025	901,888	(4)	924,435	(3)	902,292	(4)	931,616	(3)
5.25% senior notes due 2027	$550,000		$572,000	(3)	$550,000		$580,250	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At October 2, 2021 and January 2, 2021, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At October 2, 2021 and January 2, 2021, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the third quarter or first three quarters of 2021 or 2020.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the third quarter and first three quarters of 2021 and 2020 were as follows (in thousands):

	Amounts Reclassified from AOCL		Amounts Reclassified from AOCL
	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended	Affected Line Item in
	October 2,	October 3,	October 2,	October 3,	the Statement Where
Details about AOCL Components	2021	2020	2021	2020	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	$403	$297	$1,248	$993	See (1) below
Accumulated other comprehensive loss before tax	403	297	1,248	993	Total before tax
Tax expense	(99)	(77)	(306)	(258)	Income tax expense
Total reclassification	$304	$220	$942	$735	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first three quarters of 2021 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 2, 2021	$(27,631)	$(7,963)	$(35,594)
Other comprehensive loss before reclassifications	—	(753)	(753)
Amounts reclassified from AOCL	942	—	942
Net current period other comprehensive income	942	(753)	189
Balance at October 2, 2021	$(26,689)	$(8,716)	$(35,405)

(9)Stockholders’ Equity

Stock Repurchase Program. On March 9, 2021, our board of directors authorized an extension of our stock repurchase program from March 15, 2021 to March 15, 2022. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million.

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

We did not repurchase any shares of our common stock during the first three quarters of 2021 or the first three quarters of 2020. As of October 2, 2021, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

At-The-Market Equity Offering Program. On August 23, 2021, we entered into an “at-the-market” (ATM) equity offering sales agreement with BofA Securities, Inc., Barclays Capital Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, BMO Capital Markets Corp., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Citizens Capital Markets, Inc., SMBC Nikko Securities America, Inc. and TD Securities (USA) LLC, as sales agents to sell up to 7.5 million shares of our common stock from time to time through an ATM equity offering program. Sales of shares, if any, will be made by means of transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including block trades and sales made in ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices. The timing and amount of any sales will be determined by a variety of factors considered by us.

We intend to use the net proceeds from any sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

During the third quarter of 2021, we sold 70,791 shares of our common stock under the ATM equity offering program. We generated $2.2 million in gross proceeds from the sales and paid commissions to the sales agents of approximately $43,000. Additionally, we incurred other fees and expenses of approximately $0.6 million to establish the program, which have been deferred and are included in other assets in our consolidated balance sheet as of October 2, 2021. These deferred issuance costs will be charged against the gross proceeds of the offering on a pro rata basis as shares are sold based on the number of shares sold compared to the maximum number of shares available for sale under the program. During the third quarter of 2021, we charged approximately 1% of the deferred issuance costs against the gross proceeds of the shares sold during the quarter.

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of October 2, 2021, we had four company-sponsored defined benefit pension plans covering approximately 32% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the third quarter and first three quarters of 2021 and 2020 includes the following components (in thousands):

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Service cost—benefits earned during the period	$2,602	$2,052	$7,831	$6,571
Interest cost on projected benefit obligation	1,207	1,322	3,640	4,021
Expected return on plan assets	(2,728)	(2,320)	(8,212)	(6,868)
Amortization of unrecognized loss	403	297	1,248	993
Net periodic pension cost	$1,484	$1,351	$4,507	$4,717

We made contributions to our company-sponsored defined benefit pension plans of $2.5 million and $8.0 million during the first three quarters of 2021 and 2020, respectively. We do not anticipate making any additional contributions during the remainder of fiscal 2021.

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

B&G Foods made contributions to the plan of approximately $0.5 million and $0.7 million during the first three quarters of 2021 and the first three quarters of 2020, respectively. During the remainder of fiscal 2021, we expect to make approximately $0.3 million of additional contributions and we expect to pay surcharges of approximately $0.1 million assuming consistent hours are worked. These contributions represent less than 5% of total contributions made to the plan.

In connection with our pending sale and closure of the Portland manufacturing facility, we expect to withdraw from participation in the plan, which will require us to make withdrawal liability payments to the plan. Accordingly, we have reflected that expected liability on our balance sheet. The amount of our withdrawal liability will depend on the extent of the plan’s funding of vested benefits at the time of our withdrawal. As discussed above, the plan is severely underfunded.

We estimate that our voluntary withdrawal from participation in the plan will result in a withdrawal liability with a present value of approximately $14.1 million, which liability is recorded in our balance sheet and will be payable over 20 years in annual installments of approximately $0.9 million.

For more information about the pending sale and closure of the Portland manufacturing facility, see Note 18, “Assets Held for Sale and Related Severance and Other Expenses.”

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)	Leases

Operating Leases. Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items:

	October 2,	January 2,
	2021	2021
Right-of-use assets:
Operating lease right-of-use assets	$54,700	$32,216

Operating lease liabilities:
Current portion of operating lease liabilities	$11,060	$11,034
Long-term operating lease liabilities, net of current portion	46,535	23,959
Total operating lease liabilities	$57,595	$34,993

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

The following table shows supplemental information related to leases:

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,359	$3,089	$9,782	$9,271

The components of lease costs were as follows:
Cost of goods sold	$1,168	$992	$3,510	$3,008
Selling, general and administrative expenses	2,186	1,977	6,391	5,929
Total lease costs	$3,354	$2,969	$9,901	$8,937

Total rent expense was $4.0 million, including the operating lease costs of $3.4 million stated above, for the third quarter of 2021, and $12.1 million, including the operating lease costs of $9.9 million stated above, for the first three quarters of 2021. Total rent expense was $3.7 million, including the operating lease costs of $3.0 million stated above, for the third quarter of 2020, and $11.0 million, including the operating lease costs of $8.9 million stated above, for the first three quarters of 2020.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	October 2,	January 2,
	2021	2021
Weighted average remaining lease term (years)	5.8	4.8
Weighted average discount rate	2.82%	3.94%

As of October 2, 2021, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2021 remaining	$4,042
2022	11,195
2023	10,952
2024	10,052
2025	9,583
Thereafter	16,356
Total undiscounted future minimum lease payments	62,180
Less: Imputed interest	(4,585)
Total present value of future operating lease liabilities	$57,595

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first three quarters of 2021 or 2020 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of October 2, 2021, 1,816 of our 2,938 employees, or approximately 61.8%, were covered by collective bargaining agreements.

As of the date of this report, we have only one collective bargaining agreement that is scheduled to expire in the next twelve months. The collective bargaining agreement covering employees at our Portland, Maine facility, which covers approximately 70 employees, is scheduled to expire on April 30, 2022. As a result of the pending sale and closure of the Portland facility, we do not expect to renew the expiring agreement. See Note 18, “Assets Held for Sale and Related Severance and Other Expenses.”

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

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the third quarter of 2021 and 2020, there were 513,844 and 971,142, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Weighted average shares outstanding:
Basic	64,844,696	64,216,781	64,734,739	64,133,375
Net effect of potentially dilutive share-based compensation awards	648,269	584,130	636,102	300,413
Diluted	65,492,965	64,800,911	65,370,841	64,433,788

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 60.8% and 61.7% of consolidated net sales for the first three quarters of 2021 and 2020, respectively. Other than Walmart, which accounted for approximately 28.0% and 26.1% of our consolidated net sales for the first three quarters of 2021 and 2020, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2021 or 2020.

Our top ten customers accounted for approximately 59.6% and 62.6% of our consolidated trade accounts receivables as of October 2, 2021 and January 2, 2021, respectively. Other than Walmart, which accounted for approximately 26.1% and 32.6% of our consolidated trade accounts receivables as of October 2, 2021 and January 2, 2021, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of October 2, 2021, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first three quarters of 2021 and 2020, our sales to customers in foreign countries represented approximately 8.1% and 7.6%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)	Share-Based Payments

The following table details our stock option activity for the first three quarters of fiscal 2021 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at January 2, 2021	1,030,667	$31.41	5.50	$591
Granted	246,911	$33.79
Exercised	(467,152)	$31.71
Forfeited	(37,627)	$26.80
Expired	(5,319)	$36.06
Outstanding at October 2, 2021	767,480	$32.19	6.46	$927
Exercisable at October 2, 2021	520,569	$31.44	4.93	$927

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during the first three quarters of 2021 and 2020 were as follows:

	2021	2020
Weighted average grant date fair value	$6.48	$4.51
Expected volatility	37.3% - 38.8%	45.4%
Expected term	5.5 - 6.5 years	5.5 years
Risk-free interest rate	0.9% - 1.1%	0.4%
Dividend yield	5.6% - 6.3%	7.9%

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first three quarters of 2021:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at January 2, 2021	986,223	$15.56
Granted	450,104	$28.71
Vested	(86,523)	$21.36
Forfeited	(207,950)	$16.75
Outstanding at October 2, 2021	1,141,854	$20.08
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% to 233% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our restricted stock for the first three quarters of 2021:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at January 2, 2021	97,359	$18.22
Granted	38,098	$32.86
Vested	(59,867)	$19.30
Forfeited	(956)	$20.94
Outstanding at October 2, 2021	74,634	$24.79
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the net number of shares of common stock issued by our company during the third quarter and first three quarters of 2021 and 2020 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation:

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Number of performance shares vested	—	—	86,523	—
Shares withheld for tax withholding	—	—	(35,281)	—
Shares of common stock issued for performance share LTIAs	—	—	51,242	—
Shares of common stock issued upon the exercise of stock options	1,040	88,291	467,152	88,291
Shares of common stock issued to non-employee directors for annual equity grants	—	4,268	39,251	47,292
Shares of restricted common stock issued to employees	—	—	38,098	76,440
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	—	(153)	(21,528)	(3,813)
Shares of restricted stock cancelled upon forfeiture	—	—	(956)	—
Net shares of common stock issued	1,040	92,406	573,259	208,210

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the third quarter and first three quarters of 2021 and 2020 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
Consolidated Statements of Operations Location	2021	2020	2021	2020
Compensation expense included in cost of goods sold	$180	$814	$638	$1,988
Compensation expense included in selling, general and administrative expenses	923	2,003	2,590	5,073
Total compensation expense for share-based payments	$1,103	$2,817	$3,228	$7,061

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of October 2, 2021, there was $1.9 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 1.25 years, $1.4 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.7 years, and $1.4 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.6 years.

(16)	Separation Expenses

During the fourth quarter of 2020, we recorded separation costs of $4.2 million for severance and other benefits payable pursuant to the terms of a separation agreement entered into in November 2020 with our former president and chief executive officer. Of this amount, approximately $1.7 million has resulted or will result in cash payments, of which $1.2 million were made during the first three quarters of 2021 and most of the remainder of which will be paid during the remainder of fiscal 2021. The remaining $2.5 million of non-cash separation costs relate to share-based compensation expense for shares that have vested in fiscal 2021 or may vest at the end of fiscal 2021 and fiscal 2022 if certain company performance goals are achieved.

(17)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Brand:(1)
Green Giant - frozen	$85,693	$102,207	$258,369	$315,608
Spices & Seasonings(2)	68,143	78,609	216,140	198,896
Crisco(3)	71,217	—	187,715	—
Ortega	37,559	36,045	117,360	121,623
Green Giant - shelf-stable(4)	41,430	38,572	90,662	125,534
Maple Grove Farms of Vermont	20,170	20,668	61,001	57,153
Dash	17,328	19,518	55,544	54,856
Clabber Girl(5)	20,443	24,703	55,436	69,835
Cream of Wheat	15,218	16,427	47,614	53,338
All other brands	137,764	159,010	394,633	460,825
Total	$514,965	$495,759	$1,484,474	$1,457,668
(1)	Table includes net sales for each of our brands whose net sales for the first three quarters of 2021 or fiscal 2020 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(3)	We completed the Crisco acquisition on December 1, 2020. See Note 3, “Acquisitions.”
(4)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(5)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(18)	Assets Held for Sale and Related Severance and Other Expenses

On August 30, 2021, we entered into an agreement to sell our Portland, Maine manufacturing facility and 13.5 acre property. We plan to move manufacturing operations of B&M, Underwood and certain other brands to third-party co-manufacturing facilities and existing B&G Foods manufacturing facilities. The transition of manufacturing operations is expected to be completed during the fourth quarter of 2021 or the first quarter of 2022. The sale, which is subject to customary closing conditions, is expected to close during the first quarter of 2022.

There are approximately 86 employees at the Portland manufacturing facility. We are offering all eligible employees severance and career transition support.

During the third quarter of 2021, we recorded a charge of $16.3 million, including $14.1 million related to a multi-employer pension plan withdrawal liability and $2.2 million related to severance costs for the affected employees and other expenses. See Note 10, “Pension Benefits—Multi-Employer Defined Benefit Pension Plan.”

The following table sets forth the assets held for sale at October 2, 2021 relating to the pending sale of the Portland facility (in thousands):

October 2, 2021
Property, plant and equipment, net	$3,762
Less: Deposit for assets held for sale	(500)
Assets held for sale	$3,262

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended October 2, 2021 (third quarter and first three quarters of 2021) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 2, 2021 (fiscal 2020) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 2, 2021 (which we refer to as our 2020 Annual Report on Form 10-K). The third quarter and first three quarters of 2021 included one fewer reporting week compared to the third quarter and first three quarters of 2020.

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

We experienced material net cost increases for raw materials during the third quarter and first three quarters of 2021 and fiscal 2020 and anticipate higher raw materials cost increases for the remainder of fiscal 2021 and into fiscal 2022. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, maple syrup) through the remainder of fiscal 2021.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2019, we were able to offset a portion of the freight cost increase through pricing, which included both list price increases and trade spend optimization. And in 2018 and 2019, we benefited from our distribution re-alignment efforts which have helped to optimize both our shelf-stable and our frozen distribution networks. Freight rates increased significantly during the fourth quarter of 2020 and the first three quarters of 2021. We expect freight rates to continue to increase in the fourth quarter of 2021 and into fiscal 2022.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2021 and 2020, our net sales to customers in foreign countries represented approximately 8.1% and 7.6%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

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

Financial Impact to Date. As previously disclosed, the pandemic has had a positive impact on our operating results, and significantly improved our net sales, net income, adjusted EBITDA and net cash provided by operating activities in fiscal 2020. For the first three quarters of 2021, significant year-over-year base business net sales gains in January and February were offset by a year-over-year decrease in base business net sales in March through September, primarily due to the extraordinary demand for our products in March through September 2020 as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home and work-from-home mandates and recommendations. Although demand remains strong and base business net sales are expected to continue to outpace fiscal 2019 levels, we have seen base business net sales decline year-over-year in the first three quarters of 2021, and expect base business net sales for the full year to decline, given the extraordinary demand and pantry loading at the height of the pandemic in fiscal 2020.

We estimate we have spent approximately $4.3 million and $9.2 million on COVID-19-related costs for the first three quarters of 2021 and the first three quarters of 2020, respectively. This includes our estimated costs to take the precautionary health and safety measures described above, to provide our manufacturing employees the temporary enhanced compensation described above and to pay employees while they were in quarantine. Most of these costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

Expectations and Risk Factors in Light of the Ongoing COVID-19 Pandemic and Input Cost Inflation. B&G Foods continues to see strong consumer demand for our products and expects to see commensurate elevated levels of net sales relative to pre-pandemic fiscal 2019 throughout the remainder of fiscal 2021. The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others: how long social distancing and stay-at-home and work-from home policies and recommendations remain in effect; whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America; our ability to continue to operate our manufacturing facilities, maintain our supply chain without material disruption, procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages; the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits; and the extent to which consumers continue to work remotely even after the pandemic subsides and how that may impact consumer habits.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 26.3% and 24.0% for the first three quarters of 2021 and 2020, respectively. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

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

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our tax rates in fiscal 2020 or first three quarters of 2021.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2021 and 2020 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.5%	72.6%	77.4%	74.3%
Gross profit	20.5%	27.4%	22.6%	25.7%

Operating expenses:
Selling, general and administrative expenses	9.0%	8.8%	9.7%	8.7%
Amortization expense	1.0%	0.9%	1.1%	1.0%
Operating income	10.5%	17.7%	11.8%	16.0%

Other income and expenses:
Interest expense, net	5.2%	5.3%	5.4%	5.3%
Other income	(0.2)%	(0.1)%	(0.2)%	(0.1)%
Income before income tax expense	5.5%	12.5%	6.6%	10.8%
Income tax expense	1.5%	3.1%	1.7%	2.6%
Net income	4.0%	9.4%	4.9%	8.2%

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

2021 Compared to 2020

A reconciliation of base business net sales to net sales for the third quarter and first three quarters of 2021 and 2020 follows (in thousands):

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Net sales	$514,965	$495,759	$1,484,474	$1,457,668
Net sales from acquisitions(1)	(71,217)	—	(187,915)	—
Base business net sales	$443,748	$495,759	$1,296,559	$1,457,668
(1)	Primarily reflects $71.2 million and $187.7 million of net sales for Crisco for the third quarter and first three quarters of 2021, respectively, for which there is no comparable period of net sales during the third quarter and first three quarters of 2020, respectively. The Crisco acquisition closed on December 1, 2020.

2021 Compared to 2019

A reconciliation of base business net sales to net sales for the third quarter and first three quarters of 2021 and 2019 follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	September 28,	October 2,	September 28,
	2021	2019	2021	2019
Net sales	$514,965	$406,311	$1,484,474	$1,190,242
Net sales from acquisitions(2)	(71,318)	—	(213,852)	—
Base business net sales	$443,647	$406,311	$1,270,622	$1,190,242
(2)	Primarily reflects (a) $71.2 million and $187.7 million of net sales for Crisco for the third quarter and first three quarters of 2021, respectively, and (b) $25.5 million, or four and one-half months of net sales for Clabber Girl in the first three quarters of 2021, in each case for which there is no comparable period of net sales during the third quarter and first three quarters of 2019, respectively. The Crisco acquisition closed on December 1, 2020 and the Clabber Girl acquisition closed on May 15, 2019.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Before COVID-19 Expenses. EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are non-GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up, and gains and losses on the sale of assets); and non-recurring expenses, gains and losses, including severance and other expenses relating to the separation of our former chief executive officer in fiscal 2020, a workforce reduction in fiscal 2019 and an accrual for the estimated present value of a multi-employer pension plan withdrawal liability. We define adjusted EBITDA before COVID-19 expenses as adjusted EBITDA adjusted for COVID-19 expenses. Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income or any other GAAP measure as an indicator of operating performance. EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are not complete net cash flow measures because EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are potential indicators of an entity’s ability to fund these cash requirements. EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are not complete measures of an entity’s profitability because they do not include certain costs and expenses and gains and losses described above. Because not all companies use identical calculations, this presentation of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses may not be comparable to other similarly titled measures of other companies. However, EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

A reconciliation of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses to net income and to net cash provided by operating activities for the third quarter and first three quarters of 2021 and 2020 along with the components of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses follows (in thousands):

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Net income	$20,747	$46,813	$72,176	$119,816
Income tax expense	7,613	15,355	25,804	37,853
Interest expense, net	26,630	26,430	80,312	77,318
Depreciation and amortization	20,728	15,589	61,257	46,508
EBITDA	75,718	104,187	239,549	281,495
Acquisition/divestiture-related and non-recurring expenses(1)	6,388	423	14,217	6,403
Amortization of acquisition-related inventory step-up(2)	—	—	5,054	—
Accrual for expected multi-employer pension plan withdrawal liability(3)	14,056	—	14,056	—
Adjusted EBITDA	96,162	104,610	272,876	287,898
COVID-19 expenses(4)	209	4,786	4,299	9,225
Adjusted EBITDA before COVID-19 expenses	96,371	109,396	277,175	297,123
Income tax expense	(7,613)	(15,355)	(25,804)	(37,853)
Interest expense, net	(26,630)	(26,430)	(80,312)	(77,318)
Acquisition/divestiture-related and non-recurring expenses(1)	(6,388)	(423)	(14,217)	(6,403)
Amortization of acquisition-related inventory step-up(2)	—	—	(5,054)	—
Accrual for expected multi-employer pension plan withdrawal liability(3)	(14,056)	—	(14,056)	—
Net loss (gain) on sales and disposals of property, plant and equipment	30	—	—	(61)
Deferred income taxes	3,524	5,587	14,894	19,868
Amortization of deferred debt financing costs and bond discount/premium	1,155	1,965	3,444	3,764
Share-based compensation expense	1,103	2,817	3,228	7,061
Changes in assets and liabilities, net of effects of business combinations	(100,466)	(86,834)	(142,213)	35,347
Net cash provided by (used in) operating activities	$(53,179)	$(14,063)	$12,786	$232,303
(1)	Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2021 of $6.4 million and $14.2 million, respectively, primarily includes acquisition and integration expenses for the Crisco acquisition and certain cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2020 of $0.4 million and $6.4 million, respectively, primarily includes acquisition and integration expenses for the Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to a workforce reduction in fiscal 2019 and certain cost savings initiatives.
(2)	For the first three quarters of 2021, amortization of acquisition-related inventory step-up of $5.1 million relates to the purchase accounting adjustments made during the first quarter of 2021 to inventory acquired in the Crisco acquisition.
(3)	During the third quarter of 2021, we reached an agreement to sell our Portland, Maine manufacturing facility. In connection with the pending sale and closure of the facility, we expect to incur a multi-employer pension plan withdrawal liability with an estimated present value of approximately $14.1 million, payable over 20 years in installments of approximately $0.9 million per year.
(4)	COVID-19 expenses of $0.2 million and $4.3 million for the third quarter and first three quarters of 2021, respectively, and $4.8 million and $9.2 million for the third quarter and first three quarters of 2020, respectively, primarily includes temporary enhanced compensation for our manufacturing employees from March 30, 2020 to February 15, 2021; compensation we continued to pay manufacturing employees while in quarantine (which was incremental to the compensation we paid to the manufacturing employees who produced our products while others were in quarantine); and expenses relating to other precautionary health and safety measures.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the third quarter and first three quarters of 2021 and 2020 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended	Fourteen Weeks Ended	Thirty-nine Weeks Ended	Forty Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Net income	$20,747	$46,813	$72,176	$119,816
Acquisition/divestiture-related and non-recurring expenses, net of tax(1)	4,823	319	10,734	4,834
Accelerated amortization of deferred debt financing costs	—	808	—	808
Tax benefit(2)	—	—	—	(2,258)
Amortization of acquisition-related inventory step-up, net of tax(3)	—	—	3,816	—
Accrual for expected multi-employer pension plan withdrawal liability(4)	10,612	—	10,612	—
Adjusted net income	$36,182	$47,940	$97,338	$123,200
Adjusted diluted earnings per share	$0.55	$0.74	$1.49	$1.91
(1)	Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2021 primarily includes acquisition and integration expenses for the Crisco acquisition and certain cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2020 primarily includes acquisition and integration expenses for the Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to a workforce reduction in fiscal 2019 and certain cost savings initiatives.
(2)	The first three quarters of 2020 includes a $2.3 million tax benefit associated with the U.S. CARES Act, which was recorded during the first quarter of 2020. See “— U.S. Tax Act and U.S. CARES Act” above.
(3)	For the first three quarters of 2021, amortization of acquisition-related inventory step-up of $5.1 million (or $3.8 million, net of tax) relates to the purchase accounting adjustments made during the first quarter of 2021 to inventory acquired in the Crisco acquisition.
(4)	During the third quarter of 2021, we reached an agreement to sell our Portland, Maine manufacturing facility. In connection with the pending sale and closure of the facility, we expect to incur a multi-employer pension plan withdrawal liability with an estimated present value of approximately $14.1 million (or $10.6 million, net of tax), payable over 20 years in installments of approximately $0.9 million per year.

Third quarter of 2021 compared to the third quarter of 2020

Net Sales. Net sales for the third quarter of 2021 increased $19.2 million, or 3.9%, to $515.0 million from $495.8 million for the third quarter of 2020. The increase was primarily due to the Crisco acquisition, largely offset by comparisons against the extraordinary demand resulting from the COVID-19 pandemic during the third quarter of 2020, as well as one fewer reporting week in the third quarter of 2021 compared to the third quarter of 2020. We estimate that the additional week in the third quarter of 2020 contributed approximately $35.0 million to our net sales for the third quarter of 2020. Net sales of Crisco, acquired on December 1, 2020, contributed $71.2 million to our net sales for the quarter. Net sales for the third quarter of 2021 were 26.7% higher than pre-pandemic net sales for the third quarter of 2019. On a two-year compound annual growth basis, relative to pre-pandemic levels, third quarter net sales increased 12.6%.

Base business net sales for the third quarter of 2021 decreased $52.1 million, or 10.5%, to $443.7 million from $495.8 million for the third quarter of 2020. The decrease in base business net sales for the third quarter of 2021 reflected a decrease in unit volume of $68.5 million, partially offset by an increase in net pricing and the impact of product mix of $14.5 million and the positive impact of foreign currency of $1.9 million. Base business net sales for the third quarter of 2021 were 9.2% higher than pre-pandemic base business net sales for the third quarter of 2019. On a two-year compound annual growth basis, relative to pre-pandemic levels, third quarter base business net sales increased 4.5%.

Despite continued strong demand for Green Giant products during the third quarter of 2021, sales of Green Giant products in the aggregate (including Le Sueur) decreased $17.0 million, or 10.7%, in the third quarter of 2021, as compared to the third quarter of 2020. Net sales of Green Giant frozen decreased $16.5 million, or 16.2%, for the quarter. Net sales of Green Giant shelf-stable (including Le Sueur) decreased $0.5 million, or 0.8%, for the third quarter of 2021. The decrease in Green Giant net sales was primarily attributable to two factors. First, Green Giant was one of our brands that benefited the most from COVID-related demand during fiscal 2020. Second, Green Giant, as well as certain of its competitor brands, have faced supply chain constraints that did not ease until we reached the new pack season during the third quarter of 2021. As a result, we made the difficult decision during the fourth quarter of 2020 to place certain of the brands’ products on allocation with our customers to avoid running out of products prior to the start of the new pack season, which negatively impacted net sales of Green Giant products through the early part of the third quarter of 2021.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first three quarters of 2021 or fiscal 2020 equaled or exceeded 3% of our total net sales for those periods, and for “all other brands” in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the third quarter of 2021:

	2021 vs. 2020		2021 vs. 2019
	Base Business		Base Business
	Net Sales Increase (Decrease)		Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage	Dollars (in millions)	Percentage
Brand:
Ortega	$1.6	4.2%	$2.6	7.3%
Green Giant - frozen	(16.5)	(16.2)%	5.1	6.3%
Spices & Seasonings(1)	(10.5)	(13.3)%	6.9	11.4%
Clabber Girl	(4.3)	(17.2)%	0.3	1.9%
Dash	(2.2)	(11.2)%	2.9	20.7%
Cream of Wheat	(1.2)	(7.4)%	1.2	8.5%
Maple Grove Farms of Vermont	(0.5)	(2.4)%	2.7	15.3%
Green Giant - shelf-stable(2)	(0.5)	(0.8)%	15.9	40.1%
All other brands	(18.0)	(12.7)%	(0.3)	(0.3)%
Base business net sales (decrease) increase	$(52.1)	(10.5)%	$37.3	9.2%
(1)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(2)	Includes net sales of the Le Sueur brand.

Gross Profit. Gross profit was $105.7 million for the third quarter of 2021, or 20.5% of net sales. Excluding the negative impact of a $14.1 million accrual for the estimated present value of a multi-employer pension plan withdrawal liability in connection with the pending sale and closure of our Portland, Maine manufacturing facility, and $2.8 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the third quarter of 2021, our gross profit would have been $122.6 million, or 23.8% of net sales. Gross profit was $136.0 million for the third quarter of 2020, or 27.4% of net sales. Excluding the negative impact of $0.1 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the third quarter of 2020, our gross profit would have been $136.1 million, or 27.5% of net sales.

During the third quarter of 2021, our gross profit was negatively impacted by higher than expected input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation to be materially higher in the fourth quarter of 2021 than it was in the fourth quarter of 2020 and that cost inflation will continue to have a significant industry-wide impact during fiscal 2022. As discussed above, we are attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We have also announced list price increases and have reduced trade promotions to our customers for certain of our products. However, increases in the prices we charge our customers generally lag behind rising input costs. As such, we do not expect to fully offset the incremental costs that we are facing in fiscal 2021 and we expect continued cost inflation in fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.0 million, or 6.9%, to $46.4 million for the third quarter of 2021 from $43.4 million for the third quarter of 2020. The increase was composed of increases in warehousing expenses of $3.5 million and acquisition/divestiture-related and non-recurring expenses of $3.3 million, partially offset by decreases in selling expenses of $1.7 million, consumer marketing expenses of $1.2 million and general and administrative expenses of $0.9 million. The increase in warehousing expenses was primarily driven by the Crisco acquisition and customer fines related to COVID-19 shortages and delays, partially offset by one fewer reporting week in the third quarter of 2021 compared to the third quarter of 2020. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.2 percentage points to 9.0% for the third quarter of 2021, compared to 8.8% for the third quarter of 2020.

Amortization Expense. Amortization expense increased $0.7 million to $5.4 million for the third quarter of 2021 from $4.7 million for the third quarter of 2020 due to the Crisco acquisition completed in the fourth quarter of 2020.

Operating Income. As a result of the foregoing, operating income decreased $34.0 million, or 38.7%, to $53.9 million for the third quarter of 2021 from $87.9 million for the third quarter of 2020. Operating income expressed as a percentage of net sales decreased to 10.5% in the third quarter of 2021 from 17.7% in the third quarter of 2020.

Net Interest Expense. Net interest expense increased $0.2 million, or 0.8%, to $26.6 million for the third quarter of 2021 from $26.4 million in the third quarter of 2020. The increase was primarily attributable to an increase in average long-term debt outstanding during the third quarter of 2021 as compared to the third quarter of 2020, primarily as a result of incremental borrowings we made in the fourth quarter of 2020 to fund the Crisco acquisition and related fees and expenses. The increase in net interest expense was partially offset by a lower effective cost of borrowing during the third quarter of 2021, as well as one fewer reporting week in the third quarter of 2021 compared to the third quarter of 2020. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the third quarter of 2021 and 2020 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs, in the amount of $1.1 million and $0.7 million, respectively. Other income for the third quarter of 2021 and 2020 also includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million in both periods.

Income Tax Expense. Income tax expense decreased $7.8 million to $7.6 million for the third quarter of 2021 from $15.4 million for the third quarter of 2020, primarily due to decreased operating income, as described above. Our effective tax rate was 26.8% for the third quarter of 2021 and 24.7% for the third quarter of 2020. See “U.S. Tax Act and U.S. CARES Act” above.

First three quarters of 2021 compared to the first three quarters of 2020

Net Sales. Net sales for the first three quarters of 2021 increased $26.8 million, or 1.8%, to $1,484.5 million from $1,457.7 million for the first three quarters of 2020. The increase was primarily due to the Crisco acquisition, largely offset by comparisons against the extraordinary demand resulting from the COVID-19 pandemic during the first three quarters of 2020, as well as one fewer reporting week in the first three quarters of 2021 compared to the first three quarters of 2020. We estimate that the additional week in the third quarter of 2020 contributed approximately $35.0 million to our net sales for the first three quarters of 2020. Net sales of Crisco, acquired on December 1, 2020, contributed $187.7 million to our net sales for the first three quarters. Net sales for the first three quarters of 2021 were 24.7% higher than pre-pandemic net sales for the first three quarters of 2019. On a two-year compound annual growth basis, relative to pre-pandemic levels, net sales for the first three quarters of 2021 increased 11.7%.

Base business net sales for the first three quarters of 2021 decreased $161.1 million, or 11.1%, to $1,296.6 million from $1,457.7 million for the first three quarters of 2020. The decrease in base business net sales for the first three quarters of 2021 reflected a decrease in unit volume of $193.7 million, partially offset by an increase in net pricing and the impact of product mix of $27.3 million and the positive impact of foreign currency of $5.3 million. Base business net sales for the first three quarters of 2021 were 6.8% higher than pre-pandemic base business net sales for the first three quarters of 2019. On a two-year compound annual growth basis, relative to pre-pandemic levels, base business net sales for the first three quarters of 2021 increased 3.3%.

Despite continued strong demand for Green Giant products during the first quarter of 2021, sales of Green Giant products in the aggregate (including Le Sueur) decreased $101.3 million, or 21.1%, in the first three quarters of 2021, as compared to the first three quarters of 2020. Net sales of Green Giant shelf-stable (including Le Sueur) decreased $44.1 million, or 26.7%, for the first three quarters of 2021. Net sales of Green Giant frozen decreased $57.2 million, or 18.1%, for the first three quarters of 2021. The decrease in Green Giant net sales was primarily attributable to two factors. First, Green Giant was one of our brands that benefited the most from COVID-related demand during fiscal 2020. Second, Green Giant, as well as certain of its competitor brands, have faced supply chain constraints that did not ease until we reached the new pack season during the third quarter of 2021. As a result, we made the difficult decision during the fourth quarter of 2020 to place certain of the brands’ products on allocation with our customers to avoid running out of products prior to the start of the new pack season, which negatively impacted net sales of Green Giant products through the early part of the third quarter of 2021.

See Note 17, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for each of our brands whose net sales for the first three quarters of 2021 or fiscal 2020 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the first three quarters of 2021:

	2021 vs. 2020		2021 vs. 2019
	Base Business		Base Business
	Net Sales Increase (Decrease)		Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage	Dollars (in millions)	Percentage
Brand:
Spices & Seasonings(1)	$17.2	8.7%	$30.7	16.6%
Maple Grove Farms of Vermont	3.8	6.7%	7.8	14.7%
Dash	0.6	1.3%	11.5	26.3%
Green Giant - frozen	(57.2)	(18.1)%	(10.8)	(4.0)%
Green Giant - shelf-stable(2)	(44.1)	(26.7)%	20.8	20.8%
Clabber Girl(3)	(14.4)	(20.6)%	1.4	5.1%
Cream of Wheat	(5.7)	(10.7)%	4.5	10.5%
Ortega	(4.2)	(3.5)%	11.1	10.4%
All other brands	(57.1)	(13.6)%	3.4	0.9%
Base business net sales (decrease) increase	$(161.1)	(11.1)%	$80.4	6.8%
(1)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(2)	Includes net sales of the Le Sueur brand.
(3)	When comparing base business net sales for 2021 versus 2019, includes for the first three quarters of 2021, net sales of Clabber Girl from May 15, 2021 through October 2, 2021, as net sales prior to May 15, 2021 are not included in base business net sales. Clabber Girl was acquired on May 15, 2019.

Gross Profit. Gross profit was $335.0 million for the first three quarters of 2021, or 22.6% of net sales. Excluding the negative impact of a $14.1 million accrual for the estimated present value of a multi-employer pension plan withdrawal liability in connection with the pending sale and closure of our Portland, Maine manufacturing facility, $3.6 million of acquisition/divestiture-related and non-recurring expenses, and $5.1 million of amortization of acquisition-related inventory fair value step-up included in cost of goods sold, during the first three quarters of 2021, our gross profit would have been $357.8 million, or 24.1% of net sales. Gross profit was $375.0 million for the first three quarters of 2020, or 25.7% of net sales. Excluding the negative impact of $2.8 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first three quarters of 2020, our gross profit would have been $377.8 million, or 25.9% of net sales.

During the first three quarters of 2021, our gross profit was negatively impacted by higher than expected input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation to be materially higher in the fourth quarter of 2021 than it was in the fourth quarter of 2020 and that cost inflation will continue to have a significant industry-wide impact during fiscal 2022. As discussed above, we are attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We have also announced list price increases and have reduced trade promotions to our customers for certain of our products. However, increases in the prices we charge our customers generally lag behind rising input costs. As such, we do not expect to fully offset the incremental costs that we are facing in fiscal 2021 and we expect continued cost inflation in fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.2 million, or 12.6%, to $143.9 million for the first three quarters of 2021 from $127.7 million for the first three quarters of 2020. The increase was composed of increases in warehousing expenses of $12.1 million, acquisition/divestiture-related and non-recurring expenses of $7.0 million and consumer marketing expenses of $3.2 million, partially offset by decreases in selling expenses of $5.0 million and general and administrative expenses of $1.1 million. The increase in warehousing expenses was primarily driven by the Crisco acquisition and customer fines related to COVID-19 shortages and delays, partially offset by one fewer reporting week in the first three quarters of 2021 compared to the first three quarters of 2020. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 1.0 percentage points to 9.7% for the first three quarters of 2021, compared to 8.7% for the first three quarters of 2020.

Amortization Expense. Amortization expense increased $2.0 million to $16.2 million for the first three quarters of 2021 from $14.2 million for the first three quarters of 2020 due to the Crisco acquisition completed in the fourth quarter of 2020.

Operating Income. As a result of the foregoing, operating income decreased $58.1 million, or 25.0%, to $175.0 million for the first three quarters of 2021 from $233.1 million for the first three quarters of 2020. Operating income expressed as a percentage of net sales decreased to 11.8% in the first three quarters of 2021 from 16.0% in the first three quarters of 2020.

Net Interest Expense. Net interest expense increased $3.0 million, or 3.9%, to $80.3 million for the first three quarters of 2021 from $77.3 million in the first three quarters of 2020. The increase was primarily attributable to an increase in average long-term debt outstanding during the first three quarters of 2021 as compared to the first three quarters of 2020, primarily as a result of incremental borrowings we made in the fourth quarter of 2020 to fund the Crisco acquisition and related fees and expenses. The increase in net interest expense was partially offset by a lower effective cost of borrowing during the first three quarters of 2021, as well as one fewer reporting week in the first three quarters of 2021 compared to the first three quarters of 2020. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first three quarters of 2021 and 2020 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $3.3 million and $1.9 million, respectively. Other income for the first three quarters of 2021 and 2020 also includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in both periods.

Income Tax Expense. Income tax expense decreased $12.1 million to $25.8 million for the first three quarters of 2021 from $37.9 million for the first three quarters of 2020, primarily due to decreased operating income, as described above, partially offset by the impact of a $2.3 million tax benefit that reduced our income tax expense in the first quarter of 2020, resulting from the U.S. CARES Act, which increased the adjusted taxable income limitation from 30% to 50%. Our effective tax rate was 26.3% for the first three quarters of 2021 and 24.0% for the first three quarters of 2020. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $219.5 million to $12.8 million for the first three quarters of 2021 from $232.3 million for the first three quarters of 2020. The decrease in net cash provided by operating activities was primarily due to unfavorable working capital comparisons in the first three quarters of 2021 compared to the first three quarters of 2020, primarily comprised of inventories, trade accounts receivable and accrued expenses, partially offset by favorable working capital comparisons related to other liabilities, trade accounts payable and prepaid expenses and other current assets. The decrease was also due to lower net income in the first three quarters of 2021 compared to the first three quarters of 2020 (partially due to one fewer reporting week in the first three quarters of 2021 compared to the first three quarters of 2020), and an additional $12.6 million of incentive compensation paid in cash during the first quarter of 2021 as compared to the first quarter of 2020, primarily as a result of our company’s extraordinary performance during fiscal 2020 as compared to fiscal 2019.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $11.6 million to $31.0 million for the first three quarters of 2021 from $19.4 million for the first three quarters of 2020. The increase was primarily attributable to higher capital expenditures during the first three quarters of 2021 compared to the first three quarters of 2020, partially offset by the purchase price payment for the Farmwise acquisition in the first quarter of 2020.

Net Cash Used in Financing Activities. Cash flows used in financing activities decreased $160.3 million to $7.1 million for the first three quarters of 2021 as compared to $167.4 million for the first three quarters of 2020. The decrease was primarily driven by $78.4 million of repayments of long-term debt during the first three quarters of 2020 compared to no repayments of long-term debt during the first three quarters of 2021, a $70.0 million increase in net borrowings under our revolving credit facility during the first three quarters of 2021 compared to the first three quarters of 2020, and $14.8 million of proceeds we received from the exercise of stock options during the first three quarters of 2021 compared to $2.4 million of proceeds from the exercise of stock options during the first three quarters of 2020.

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

For the first three quarters of 2021 and 2020, we had net cash provided by operating activities of $12.8 million and $232.3 million, respectively, and distributed as dividends $92.1 million and $91.4 million, respectively. Including the dividend payment that we made in the fourth quarter on November 1, 2021, we paid quarterly dividends of $122.9 million in fiscal 2021. Based upon our current dividend rate of $1.90 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2022 to be approximately $123.3 million.

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

Equity

Stock Repurchase Program. On March 9, 2021, our board of directors authorized an extension of our stock repurchase program from March 15, 2021 to March 15, 2022. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million.

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

We did not repurchase any shares of our common stock during the first three quarters of 2021 or the first three quarters of 2020. As of October 2, 2021, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

At-The-Market Equity Offering Program. On August 23, 2021, we entered into an “at-the-market” (ATM) equity offering sales agreement with BofA Securities, Inc., Barclays Capital Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, BMO Capital Markets Corp., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Citizens Capital Markets, Inc., SMBC Nikko Securities America, Inc. and TD Securities (USA) LLC, as sales agents to sell up to 7.5 million shares of our common stock from time to time through an ATM equity offering program. Sales of shares, if any, will be made by means of transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including block trades and sales made in ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices. The timing and amount of any sales will be determined by a variety of factors considered by us.

We intend to use the net proceeds from any sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

During the third quarter of 2021, we sold 70,791 shares of our common stock under the ATM equity offering program. We generated $2.2 million in gross proceeds from the sales and paid commissions to the sales agents of approximately $43,000. Additionally, we incurred other fees and expenses of approximately $0.6 million to establish the program, which have been deferred and are included in other assets in our consolidated balance sheet as of October 2, 2021. These deferred issuance costs will be charged against the gross proceeds of the offering on a pro rata basis as shares are sold based on the number of shares sold compared to the maximum number of shares available for sale under the program. During the third quarter of 2021, we charged approximately 1% of the deferred issuance costs against the gross proceeds of the shares sold during the quarter.

Future Capital Needs

On October 2, 2021, our total long-term debt of $2,406.8 million, net of our cash and cash equivalents of $27.1 million, was $2,379.7 million. Stockholders’ equity as of that date was $830.6 million.

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

We expect to make capital expenditures of approximately $42.5 million in the aggregate during fiscal 2021. During the first three quarters of 2021, we made capital expenditures of $33.5 million, of which $31.7 million were paid in cash. Our projected capital expenditures for fiscal 2021 primarily relate to productivity and cost saving initiatives, asset sustainability projects, information technology (hardware and software), and the Crisco integration.

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

Off-balance Sheet Arrangements

As of October 2, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness, future purchase obligations, future operating lease obligations and future pension obligations.

During the first three quarters of 2021, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in our 2020 Annual Report on Form 10-K, except that in connection with the sale and closure of our Portland, Maine manufacturing facility we expect to incur a multi-employer pension plan withdrawal liability with a present value of approximately $14.1 million, which liability is recorded in our balance sheet and will be payable over 20 years in annual installments of approximately $0.9 million. See Note 10, “Pension Benefits—Multi-Employer Defined Benefit Pension Plan,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	October 2,	January 2,
	2021	2021
Current assets(1)	$830,030	$648,850
Non-current assets	2,942,297	2,979,902
Current liabilities(2)	$264,282	$223,644
Non-current liabilities	2,815,872	2,960,040
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $32.0 million and $21.5 million as of October 2, 2021 and January 2, 2021, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of less than $0.1 million and $0.2 million as of October 2, 2021 and January 2, 2021, respectively.

Thirty-nine Weeks Ended
October 2,
2021
Net sales	$1,399,993
Gross profit	323,685
Operating income	174,365
Income before income tax expense	97,392
Net income	$71,354

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At October 2, 2021, we had $1,450.0 million of fixed rate debt and $976.6 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at October 2, 2021, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $9.8 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of October 2, 2021 and January 2, 2021 were as follows (in thousands):

	October 2, 2021				January 2, 2021
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$305,000		$305,000	(1)	$235,000		$235,000	(1)
Tranche B term loans due 2026	667,635	(2)	667,635	(3)	667,118	(2)	665,450	(3)
5.25% senior notes due 2025	901,888	(4)	924,435	(3)	902,292	(4)	931,616	(3)
5.25% senior notes due 2027	$550,000		$572,000	(3)	$550,000		$580,250	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At October 2, 2021 and January 2, 2021, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At October 2, 2021 and January 2, 2021, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 8.1% and 7.6% of our total net sales during the first three quarters of 2021 and 2020, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar.

As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of our 2020 Annual Report on Form 10-K for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

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

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2017. Implementation, integration and transition efforts for the remainder of our business (other than our Mexican operations) continued thereafter and was substantially completed during the second quarter of 2019. We continued to implement additional modules and transition recently acquired businesses to the ERP system during fiscal 2020 and the first three quarters of 2021. In connection with the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation, integration and transition. To date, the implementation, integration and transition have not materially affected our internal control over financial reporting.

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2021	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)