Form 10-K
period 2022-01-01
B&G Foods, Inc.
filed 2022-03-01
CIK 1278027

As filed with the Securities and Exchange Commission on March 1, 2022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2022

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

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and holders of more than 10% of the registrant’s common stock are affiliates of the registrant) as of July 2, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $1,464,106,112 (based on the $31.04 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of February 24, 2022, the registrant had 68,521,651 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before May 2, 2022 in connection with the registrant’s 2022 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 1, 2022

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	the ultimate impact the COVID-19 pandemic will have on our business, which will depend on many factors, including, without limitation,
o	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
o	the duration of social distancing and stay-at-home and work-from-home mandates, policies and recommendations, and whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America; and
o	the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits;
●	our substantial leverage;
●	the effects of rising costs for commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, including the Crisco acquisition, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;
●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the Infrastructure Investment and Jobs Act, U.S. Tax Cuts and Jobs Act, and the U.S. CARES Act, and any future tax reform or legislation; for example, President Joe Biden has set forth several tax proposals that may affect B&G Foods;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;

●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
●	future impairments of our goodwill and intangible assets;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	our ability to successfully transition the operations of our Portland, Maine manufacturing facility to third-party co-manufacturing facilities and existing B&G Foods manufacturing facilities without significant disruption in production or customer service, and our ability to achieve anticipated productivity improvements and cost savings;
●	other factors that affect the food industry generally, including:
o	recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;
o	competitors’ pricing practices and promotional spending levels;
o	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and
o	the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and
●	other factors discussed elsewhere in this report, including under Part I, Item 1A, “Risk Factors,” and in our other public filings with the Securities and Exchange Commission (SEC).

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

PART I

Item 1. Business.

Overview

The terms “B&G Foods,” “our,” “we” and “us,” as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended December 30, 2017, December 29, 2018, December 28, 2019, January 2, 2021, January 1, 2022 and December 31, 2022 as “fiscal 2017,” “fiscal 2018,” “fiscal 2019,” “fiscal 2020,” “fiscal 2021” and “fiscal 2022,” respectively. Our fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to December 31. Fiscal 2022 contains, and fiscal 2021, 2019, 2018 and 2017 each contained, 52 weeks. Fiscal 2020 contained 53 weeks.

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

Products and Markets

The following is a brief description of some of our brands and product lines:

The Green Giant and Le Sueur brands trace their roots to Le Sueur, Minnesota in 1903, and the Minnesota Valley Canning Company. For more than 100 years, Green Giant and Le Sueur vegetables have been grown and picked at the peak of perfection in the Valley of the Jolly Green Giant. In the remainder of this report, we generally refer to the Green Giant and Le Sueur brands collectively as the “Green Giant brand.”

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

The B&M brand was introduced in 1927. The B&M line includes a variety of baked beans and brown bread. The B&M brand currently has a leading market share in the New England region.

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

The Old London brand was created in 1932 and offers a variety of flavors available in melba toast snacks. Old London also markets specialty snacks under the Devonsheer brand name.

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

Our shelf-stable distribution network consists of five primary distribution centers in the United States, four of which are leased by us and are operated for us by a third-party logistics provider, and one that is located at an owned manufacturing facility and is operated by us. We also ship to certain customers direct from some of our manufacturing facilities. In Canada, Mexico and from time to time in the United States we also use public warehouse and distribution facilities for our shelf-stable products.

Our frozen distribution network consists of seven primary distribution centers in the United States and Canada, which are owned and operated by third-party logistics providers.

We believe that our distribution systems for shelf-stable and frozen products have sufficient capacity to accommodate incremental product volume. See Item 2, “Properties” for a listing of our owned and leased distribution centers and warehouses.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2019 and 2021, we were able to offset a portion of the freight cost increases through pricing, which included both list price increases and trade spend optimization. And in 2018 and 2019, we benefited from our distribution re-alignment efforts which have helped to optimize both our shelf-stable and our frozen distribution networks.

Freight rates increased significantly during the fourth quarter of 2020 and fiscal 2021, and we expect freight rates to remain elevated in 2022. To the extent that we are unable to offset present and future cost increases through pricing and cost savings initiatives, our operating results will be negatively impacted.

Customers

Our top ten customers accounted for approximately 60.8% of our net sales and approximately 59.8% of our end of the year receivables for fiscal 2021. Other than Walmart, which accounted for approximately 27.7% of our fiscal 2021 net sales, no single customer accounted for 10.0% or more of our fiscal 2021 net sales. Other than Walmart, which accounted for approximately 28.9% of our receivables as of January 1, 2022, no single customer accounted for more than

10.0% of our receivables as of January 1, 2022. During fiscal 2021, 2020 and 2019, our net sales to foreign countries represented approximately 8.3%, 7.8% and 7.7%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada.

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

Raw Materials

We purchase raw materials, including agricultural products, oils, meat, poultry, flour, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. The principal raw materials for our products include corn, peas, broccoli, oils, beans, pepper, garlic and other spices, maple syrup, wheat, corn, nuts, cheese, fruits, beans, tomatoes, peppers, meat, sugar, concentrates, molasses and corn sweeteners. Vegetables for the Green Giant brand are primarily purchased under dedicated acreage supply contracts from a number of growers prior to each growing season with the remaining demand being sourced directly from third parties. We purchase certain other agricultural raw materials in bulk or pursuant to short-term supply contracts. Most of our agricultural products are purchased between April 1 and October 31. We generally source pepper, garlic and other spices and herbs from locations other than the United States. We purchase the majority of our maple syrup from Canada. We also use packaging materials, particularly glass jars, cans, cardboard and plastic containers. The profitability of our business relies in substantial part on the prices we and our co-packers pay for these raw materials and packaging materials, which can fluctuate due to a number of factors, including changes in crop size, national, state and local government sponsored agricultural programs, export demand, currency exchange rates, natural disasters, weather conditions during the growing and harvesting seasons, water supply, general growing conditions, the effect of insects, plant diseases and fungi, and glass, metal and plastic prices.

Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns.

The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products can from time to time increase significantly and unexpectedly. We experienced sudden and high cost inflation in fiscal 2021 and expect cost inflation to remain high and possibly continue to increase in fiscal 2022. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements, implementing cost saving measures and raising sales prices. During the past three years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging costs. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Production

Manufacturing. We operate eleven manufacturing facilities for our products. See Item 2, “Properties” for a listing of our manufacturing facilities.

Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a significant portion of our products under “co-packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Back to Nature, Baker’s Joy, B&M, Bear Creek Country Kitchens, Canoleo, Cream of Rice, Crock Pot, Joan of Arc, Le Sueur, MacDonald’s, McCann’s, New York Flatbreads, Regina, Spring Tree, Static Guard, Sugar Twin, TrueNorth and Underwood products and a portion of our B&G, Cary’s, Cream of Wheat, Crisco, Emeril’s, Green Giant, Las Palmas and Ortega products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products. However, we may experience short-term or long-term disturbances in our operations and our ability to implement our business plan or meet consumer demand if we are unexpectedly required to change our co-packing arrangements or are unable to enter into additional or alternative arrangements in the future.

Trademarks and Licensing Agreements

Trademarks. We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac’cent, Back to Nature, B&G, B&G Sandwich Toppers, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Devonsheer, Don Pepino, Durkee, Emeril’s, Grandma’s, Green Giant, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Regina, Sa-són, Sclafani, Spice Islands, Spring Tree, Static Guard, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s.

Inbound License Agreements. From time to time we enter into inbound licensing agreements. For example, we sell Weber seasonings and other flavor enhancers pursuant to a licensing agreement with Weber-Stephen Products LLC, Emeril’s brand products pursuant to a license agreement with Marquee Brands, Crock Pot seasoning mixes pursuant to a license agreement with Sunbeam Products, Inc. dba Jarden Consumer Solutions, Skinnygirl fat free and sugar free salad dressings and sugar free cocktail inspired preserves pursuant to a license agreement with Better Bites, LLC, Cinnamon Toast Crunch Cinnadust seasoning blend and Cinnamon Toast Crunch creamy cinnamon spread pursuant to a license agreements with General Mills, Inc., Twix shakers seasoning blend pursuant to a license agreement with Mars, Inc., and Cream of Wheat Cinnabon®, a co-branded product, pursuant to a license agreement with Cinnabon, Inc.

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

Human Capital

As of January 1, 2022, our workforce consisted of 2,847 employees. Of that total, 2,441 employees were engaged in manufacturing, 147 were engaged in marketing and sales, 153 were engaged in warehouse and distribution and 106 were engaged in administration. Approximately 60.4% of our employees, located at six manufacturing facilities in the United States and one manufacturing facility in Mexico, are covered by collective bargaining agreements. See “—Labor Relations and Collective Bargaining Agreements” below.

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

The tables below provide information regarding the percentages of our employees who are female or from underrepresented groups as compared to our overall employee population and our leadership. The tables also set forth our five-year goals to increase the representation of women and members of underrepresented groups in both our general employee population and our leadership.

Female Talent as a Percentage of Employees

	Fiscal Year Ended		Goal
	January, 1, 2022	January 2, 2021	By 2027
All Employees	34%	33%	50%
Corporate	53%	53%
Manufacturing, Warehouse and Distribution	29%	29%
All Leadership Employees	28%	27%	38%
Corporate Leadership(1)	34%	31%
Manufacturing, Warehouse and Distribution Leadership(2)	26%	26%

Underrepresented Talent(3) as a Percentage of Employees

	Fiscal Year Ended		Goal
	January, 1, 2022	January 2, 2021	By 2027
All Employees	32%	30%	35%
Corporate	21%	20%
Manufacturing, Warehouse and Distribution	35%	32%
All Leadership Employees	18%	17%	28%
Corporate Leadership(1)	10%	10%
Manufacturing, Warehouse and Distribution Leadership(2)	21%	20%
(1)	Corporate leadership includes corporate employees at director-level and above.
(2)	Manufacturing, warehouse and distribution leadership includes manufacturing, warehouse and distribution employees supervisor/manager-level and above.
(3)	Underrepresented talent refers to groups who have been denied access and/or suffered past institutional discrimination in the United States and, according to the Census and other federal measuring tools, includes African Americans, Asian Americans, Hispanics or Chicanos/Latinos, and Native Americans. This is revealed by an imbalance in the representation of different groups in common pursuits such as education, jobs, and housing, resulting in marginalization for some groups and individuals and not for others, relative to the number of individuals who are members of the population involved.

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

In January 2021, we hired a third-party DEI consultant to help us further develop our DEI strategy and priorities, educate and increase our self-awareness, assess our internal demographics and work practices, and provide guidance to our board of directors, corporate social responsibility committee, DEI council and management as we continue to make progress on our DEI efforts. In January 2022, we established five-year DEI goals, which are reflected in the tables above and about which we expect to report at least annually.

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

Labor Relations and Collective Bargaining Agreements. We have collective bargaining agreements covering employees at six of our facilities in the United States, which vary in term depending on the location:

Facility Location	Union	Effective Date	Expiration Date	No. of Employees Covered(1)
Ankeny, IA	International Brotherhood of Teamsters, Local No. 238	Apr. 5, 2020	Apr. 6, 2025	309
Brooklyn, NY	United Food and Commercial Workers Union, Local No. 342	Jan. 1, 2020	Dec. 31, 2023	53
Cincinnati, OH	The Employees Representation Association	May 1, 2020	Apr. 30, 2023	119
Roseland, NJ	International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863	Apr. 1, 2020	Mar. 31, 2026	48
Stoughton, WI	Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695	Mar. 28, 2021	Mar. 26, 2026	143
Terre Haute, IN	Chauffeurs, Teamsters, Warehousemen and Helpers Union, Local No. 135	Mar. 28, 2021	Mar. 30, 2024	111
(1)	As of January 1, 2022.

There are two unions representing 937 employees at our facility in Mexico, (1) the Industrial Union of Stevedore Workers, Cargo Transport Operators and Similar from the Mexican Republic and (2) the Union of Agriculture Workers at the Service of the Region. Our collective bargaining agreements with these two unions do not expire; however, certain terms of the agreements must be reviewed periodically.

As noted in the table above, none of our collective bargaining agreements are scheduled to expire in the next twelve months.

COVID-19. See “Update Regarding Impact and Expected Future Impact of COVID-19 on Our Company” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on the human capital management actions we have taken at our manufacturing facilities and other work locations in response to the COVID-19 pandemic.

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

Environmental Matters

Environmental Sustainability. As part of our commitment to being a good corporate citizen, we consider environmental sustainability to be an important strategic focus area. For instance, our manufacturing operations have a variety of initiatives in place to reduce energy usage, conserve water, improve wastewater management, reduce packaging and where possible use recycled and recyclable packaging. We evaluate and modify our manufacturing and other processes on an ongoing basis to mitigate risk and further reduce our impact on the environment, conserve water and reduce waste.

Environmental Sustainability Goals. In January 2022, we established five-year environmental sustainability goals. By 2027, we are striving to have 100% of our packaging be reusable, recyclable, compostable or biodegradable, and for 50% of our packaging to consist of recycled content. By 2027, we also aim to reduce energy usage at our manufacturing facilities by 25% and water usage by 10% and achieve “zero waste” to landfill.

For more information about some of our key environmental sustainability initiatives, and for copies of our environmental, health and safety policy and our water stewardship policy, please see https://www.bgfoods.com/about/responsibility. The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC. We are currently collecting baseline data relating to our sustainable packaging, conservation of energy and water, and reduction of waste goals. Over the next year, we plan to enhance our public disclosures regarding the steps we have been taking over the years to minimize our impact on the environment, including the progress we have been making to achieve our environmental sustainability goals.

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

The ultimate impact that the COVID-19 pandemic or any future pandemic or disease outbreak will have on our business and our consolidated results of operations is uncertain. To date we have seen increased customer and consumer demand for our products as the COVID-19 pandemic reached the United States and consumers initially began pantry loading and have increased their at-home consumption as a result of social distancing and stay-at-home and work-from-home mandates, policies and recommendations.

Increases in net sales by our company to supermarkets, mass merchants, warehouse clubs, wholesalers and e-commerce customers have more than offset declines at foodservice customers. However, this increased customer and consumer demand decreased in fiscal 2021 as compared to fiscal 2020 and may continue to decrease in the coming months as the need for social distancing and stay-at-home and work-from-home mandates, policies and recommendations appears to be decreasing, and we are unable to predict the nature and timing of when that impact may occur. The spread of pandemics or disease outbreaks such as COVID-19 may also disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation providers. In addition, we rely on customers to be able to receive shipments and stock store shelves. If a significant percentage of our workforce or the workforce of our third-party business partners or customers is unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic or any future pandemic or disease outbreak, our operations may be negatively impacted. In addition, the unprecedented demand for food and other consumer packaged goods products as a result of the COVID-19 pandemic or any future pandemic may limit the availability of ingredients, packaging and other raw materials necessary to produce our products, and our operations may be negatively impacted. For example, we have experienced supply chain constraints for certain of our products, which have negatively impacted our ability to fully satisfy customer and consumer demand for certain of our products. In addition, certain of our customers have faced labor shortages as a result of the COVID-19 Omicron variant that have limited their ability to receive shipments of certain of our products, which has also negatively impacted our ability to fully satisfy consumer demand. Conversely, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third-party actions taken to contain its spread and mitigate public health effects.

The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home and work-from-home mandates, policies and recommendations and whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America, our ability and the ability of our suppliers to continue to operate our and their manufacturing facilities and maintain the supply chain without material disruption and procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain and labor shortages, our customers’ ability to adequately staff their distributions centers and stores, and the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits. We cannot predict the duration or scope of the disruption. Therefore, the financial impact cannot be reasonably estimated at this time.

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

Our largest customer, Walmart, accounted for approximately 27.7% of our fiscal 2021 net sales, and our ten largest customers together accounted for approximately 60.8% of our fiscal 2021 net sales. As retail customers, such as supermarkets, discounters, e-commerce merchants, warehouse clubs and food distributors, continue to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We purchase agricultural products, including vegetables, oils and spices and seasonings, meat, poultry, ingredients, packaging materials and other raw materials from growers, commodity processors, other food companies and packaging manufacturers. Commodities, ingredients, packaging materials and other raw materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices. During the past three years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient, packaging and distribution costs. Moreover, during fiscal 2022 and possibly beyond, we expect to face continued industry-wide cost inflation for various inputs, including commodities, ingredients, packaging materials, other raw materials, transportation and labor. To the extent we are unable to offset present and future cost increases, our operating results could be materially and adversely affected.

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

At January 1, 2022, we had total long-term indebtedness of $2,286.6 million (before debt discount/premium), including $836.6 million principal amount of senior secured indebtedness and $1,450.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indentures governing our senior notes (which we refer to as the senior notes indentures) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Canadian dollar and the Mexican peso. For example, our foreign sales are primarily to customers in Canada. Net sales in Canada accounted for approximately 6.5%, 6.4% and 5.7% of our total net sales in fiscal 2021, 2020 and 2019, respectively. Although our sales for export to other countries are generally denominated in U.S. dollars, our sales to Canada are generally denominated in Canadian dollars. As a result, our net sales to Canada are subject to the effect of foreign currency fluctuations, and these fluctuations could have an adverse impact on operating results. From time to time, we may enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

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

We maintain four company-sponsored defined benefit pension plans that cover approximately 32.7% of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interest rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report.

An obligation to make additional, unanticipated contributions to our defined benefit plans could reduce the cash available for working capital and other corporate uses, and may have a material adverse effect on our business, consolidated financial position, results of operations and liquidity.

Our financial well-being could be jeopardized by unforeseen changes in our employees’ collective bargaining agreements, shifts in union policy or labor disruptions in the food industry.

As of January 1, 2022, approximately 60.4% of our 2,847 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate future collective bargaining agreements for our facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If, prior to the expiration of any of our existing collective bargaining agreements, we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

If any of our significant information technology systems suffer severe damage, disruption or shutdown, whether due to natural disaster, cyberattacks or otherwise, and our disaster recovery and business continuity plans, or those of our third-party providers, do not effectively respond to or resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

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

If we are unable to hire or retain key management personnel, and a highly skilled and diverse workforce or effectively manage changes in our workforce or respond to shifts in labor availability, our growth and future success may be impaired and our results of operations could suffer as a result.

We must hire, retain and develop effective leaders and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations. We compete to hire new personnel with the variety of skills needed to manufacture, sell and distribute our products. Unplanned or increased turnover of employees with key capabilities, failure to attract and develop personnel with key capabilities, including emerging capabilities such as e-commerce and digital marketing skills, or failure to develop adequate succession plans for leadership positions or to hire and retain a workforce with the skills and in the locations we need to operate and grow our business could deplete our institutional knowledge base and erode our competitiveness. Our success depends to a significant degree upon the continued contributions of senior management and other highly skilled employees, certain of whom would be difficult to replace.

The labor market has become increasingly tight and competitive and we may face sudden and unforeseen challenges in the availability of labor, such as we have experienced during the COVID-19 pandemic, which was exacerbated as a result of the Omicron variant. A sustained labor shortage or increased turnover rates within our workforce caused by COVID-19 or related policies and mandates, or as a result of general macroeconomic factors, have led and could in the future lead to production or shipping delays, increased costs, including increased wages to attract and retain employees and increased overtime to meet demand. Similarly, we have been negatively impacted and may in the future continue to be negatively impacted by labor shortages or increased labor costs experienced by our third-party business partners, including our external manufacturing partners, third-party logistics providers and customers. Our ability to recruit and retain a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations could also be materially impacted if we fail to adequately respond to rapidly changing employee expectations regarding fair compensation, an inclusive and diverse workplace, flexible working or other matters.

If we fail to recruit and retain senior management and a highly skilled and diverse workforce, our growth and future success may be impaired and our results of operations may be materially and adversely effected.

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

We are able to amortize goodwill and certain intangible assets in accordance with Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $1,164.7 million between 2022 and 2035. The expected annual deductions are approximately $124.1 million for fiscal 2022, approximately $121.9 million for each year fiscal 2023 through fiscal 2024, approximately $121.6 million for fiscal 2025, approximately $117.7 million for fiscal 2026, approximately $97.8 million for fiscal 2027, approximately $95.3 million for fiscal 2028, approximately $94.6 million for fiscal 2029, approximately $88.5 million for fiscal 2030, approximately $55.9 million for fiscal 2031, approximately $37.7 million for fiscal 2032, approximately $32.7 million for fiscal 2033, approximately $29.4 million for fiscal 2034 and approximately $25.7 million for fiscal 2035.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act,” was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020 and the limitation reverts back to 30% beginning with fiscal 2021. This modification increased the allowable interest expense deduction and resulted in a net operating loss (NOL) for the year 2019. We were able to carryback the 2019 NOL, fully recognizing the $7.4 million deferred tax asset described above, and received a tax refund of $7.2 million in fiscal 2020. The NOL carryback to the 2014 and 2015 tax years generated a refund of previously paid income taxes at an approximate 35% federal tax rate. This resulted in a benefit related to tax rate differential of $2.6 million in fiscal 2020, $2.3 million of which was recorded as a discrete item in the first quarter of 2020. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

If our interest expense deduction becomes limited or if we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. We were not subject to an interest expense deduction limitation in fiscal 2020 but are subject to the limitation in fiscal 2021. In fiscal 2021 our interest expense exceeded 30% of our adjusted taxable income and this limitation resulted in an increase to our taxable income of $7.8 million, and we accordingly established a deferred tax asset of $1.9 million without a valuation allowance. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation will be computed after any deduction allowable for depreciation and amortization. As a result, we expect our adjusted taxable income (used to compute the limitation) to further decrease and that we will be subject to the interest expense deduction limitation in fiscal 2022 and future years. Based upon current assumptions, the increase in our cash taxes resulting from the interest expense deduction limitation is expected to be in the range of approximately $9 million to $11 million per year beginning in fiscal 2022, without a valuation allowance established for the deferred tax assets from the disallowed interest expense that may be carried forward indefinitely. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

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

Likewise, the ultimate impact of the U.S. Tax Cuts and Jobs Act and the U.S. CARES Act on our reported results in fiscal 2022 and beyond may differ from the estimates provided in this report, possibly materially, due to guidance that may be issued and other actions we may take as a result of the new tax law different from that currently contemplated. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report for information about the U.S. Tax Cuts and Jobs Act and the U.S. CARES Act.

A change in the assumptions used to value our goodwill or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. The annual goodwill impairment testing is performed by comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, an impairment charge is recognized for the difference, not to exceed the amount of goodwill. We test our indefinite-lived intangible assets by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our indefinite-lived intangible assets based on discounted cash flows that reflect certain third-party market value indicators. Estimating our fair value for these purposes requires significant estimates and assumptions by management. We completed our annual impairment tests for fiscal 2020 and 2019 with no adjustments to the carrying values of goodwill and indefinite-lived intangible assets. However, our annual impairment tests for fiscal 2021 resulted in our company recording non-cash impairment charges to trademarks for the Static Guard, SnackWell’s, Molly McButter and Farmwise brands of $23.1 million in the aggregate during the fourth quarter of fiscal 2021, which is recorded in “Impairment of intangible assets” in the accompanying consolidated statement of operations for fiscal 2021. We partially impaired the Static Guard and Molly McButter brands, and we fully impaired the SnackWell’s and Farmwise brands, which are being discontinued. If operating results for the Static Guard and Molly McButter brands continue to deteriorate, or if operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our consolidated financial statements in Part II, Item 8 of this report.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at Four Gatehall Drive, Parsippany, NJ 07054. Our manufacturing facilities are generally located near major customer markets and raw materials. Of our eleven active manufacturing facilities, seven are owned, two are leased and two consist of multiple buildings, some of which are owned and some of which are leased. Management believes that our manufacturing facilities, together with our current and available contract manufacturers, have sufficient capacity to accommodate our planned growth. Listed below are our manufacturing facilities and the principal warehouses, distribution centers and offices that we own or lease.

Facility Location(1)	Owned/Leased	Description
Parsippany, New Jersey	Leased	Corporate Headquarters
Mississauga, Ontario	Leased	Canadian Headquarters
Ankeny, Iowa	Owned	Manufacturing/Warehouse
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Irapuato, Mexico	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
Terre Haute, Indiana	Owned/Leased	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Owned	Manufacturing/Warehouse
Brooklyn, New York	Leased	Manufacturing/Warehouse
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Cincinnati, Ohio	Owned/Leased	Manufacturing/Warehouse
Easton, Pennsylvania	Leased	Distribution Center
Fontana, California	Leased	Distribution Center
Romeoville, Illinois	Leased	Distribution Center
Union City, Georgia	Leased	Distribution Center
St. Evariste, Québec	Owned	Storage Facility
Bentonville, Arkansas	Leased	Sales Office

(1)	Table does not include our manufacturing facility in Portland, Maine, which ceased operations during the fourth quarter of 2021. A sale of the facility, which is subject to customary closing conditions, is expected to close during the first quarter of 2022. See Note 18, “Assets Held for Sale and Related Severance and Other Expenses,” to our consolidated financial statements in Part II, Item 8 of this report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “BGS” and have been so traded since May 23, 2007. According to the records of our transfer agent, we had 425 holders of record of our common stock as of February 24, 2022, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company’s common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from December 31, 2016 to January 1, 2022, assuming the investment of $100 on December 31, 2016 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return

Among B&G Foods, Inc. Common Stock, the Russell 2000 Index

and the S&P Packaged Foods & Meats Index

	12/31/2016	*	12/30/2017	12/29/2018	12/28/2019	1/2/2021	1/1/2022
B&G Foods, Inc. (NYSE: BGS)	$100.00		84.52	77.00	50.04	84.79	99.75
Russell 2000 Index	$100.00		114.65	102.02	128.06	153.62	176.39
S&P Packaged Foods & Meats Index	$100.00		101.35	82.30	107.66	112.54	127.26
*	$100 invested on December 31, 2016 in B&G Foods’ common stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

For fiscal 2021 and fiscal 2020, we had cash flows from operating activities of $93.9 million and $281.5 million, respectively, and distributed $122.9 million and $121.9 million as dividends, respectively. At our current dividend rate of $1.90 per share per annum, we expect our aggregate dividend payments in 2022 to be approximately $130.6 million.

The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2021 and 2020:

	Fiscal 2021	Fiscal 2020
Fourth Quarter	$0.475	$0.475
Third Quarter	$0.475	$0.475
Second Quarter	$0.475	$0.475
First Quarter	$0.475	$0.475

Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder’s adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro-forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2021 and fiscal 2020, approximately 83.0% and 25.0%, respectively, of distributions paid on common stock were treated as a return of capital and approximately 17.0% and 75.0%, respectively, were treated as a taxable dividend paid from earnings and profits.

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

Recent Sales of Unregistered Securities

We did not issue any unregistered securities in fiscal 2021.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [Reserved]

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

Since 1996, we have successfully acquired and integrated more than 50 brands into our company. Over the last three years, we have completed two material acquisitions. Most recently, on December 1, 2020, we acquired the Crisco oils and shortening business from The J.M. Smucker Company and certain of its affiliates. On May 15, 2019, we acquired the Clabber Girl Corporation, including the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes, from Hulman & Company. We refer to these acquisitions in this report as the “Crisco acquisition” and the “Clabber Girl acquisition.” These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

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

We experienced material net cost increases for raw materials during fiscal 2021 and the second half of fiscal 2020 and moderate net cost increase increases for the first half of fiscal 2020 and fiscal 2019. We anticipate higher raw materials cost increases for fiscal 2022. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, maple syrup and oils) through fiscal 2022 and for most of our needs for maple syrup and oils through the first quarter of 2022.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2019, we were able to offset a portion of the freight cost increase through pricing, which included both list price increases and trade spend optimization. And in 2018 and 2019, we benefited from our distribution re-alignment efforts which have helped to optimize both our shelf-stable and our frozen distribution networks. Freight rates increased significantly during the fourth quarter of 2020 and throughout fiscal 2021. We expect freight rates to remain elevated in 2022.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2021 and fiscal 2020, our net sales to customers in foreign countries represented approximately 8.3% and 7.8%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

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

Financial Impact to Date. As previously disclosed, the pandemic had a positive impact on our operating results, and significantly improved our net sales, net income, adjusted EBITDA and net cash provided by operating activities in fiscal 2020. For fiscal 2021, significant year-over-year base business net sales gains in January and February were offset by a year-over-year decrease in base business net sales in March through December, primarily due to the extraordinary demand for our products in March through December 2020 as the COVID-19 pandemic reached the United States and consumers began pantry loading and increasing their at-home consumption as a result of increased social distancing and stay-at-home and work-from-home mandates, policies and recommendations. Although demand remains strong and base business net sales are expected to continue to outpace fiscal 2019 levels, base business net sales declined year-over-year in fiscal 2021, given the extraordinary demand and pantry loading at the height of the pandemic in fiscal 2020 and supply chain disruptions and labor shortages during fiscal 2021, especially during December 2021 and into early fiscal 2022, as a result of the COVID-19 Omicron variant.

We estimate we spent approximately $4.7 million and $13.5 million on COVID-19-related costs for fiscal 2021 and fiscal 2020, respectively. This includes our estimated costs to take the precautionary health and safety measures described above, to provide our manufacturing employees the temporary enhanced compensation described above and to pay employees while they were in quarantine. Most of these costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

Expectations and Risk Factors in Light of the Ongoing COVID-19 Pandemic, Supply Chain Disruptions, Labor Shortages and Input Cost Inflation. B&G Foods continued to see strong consumer demand for our products during fiscal 2021 and expects to continue to see in fiscal 2022 commensurate elevated levels of net sales relative to pre-pandemic fiscal 2019. The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others: how long social distancing and stay-at-home and work-from home policies and recommendations remain in effect; whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America; our ability to continue to operate our manufacturing facilities, maintain our supply chain without material disruption, procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages; the extent to which macroeconomic conditions resulting from the pandemic, including inflation, and the pace of the subsequent recovery may impact consumer eating and shopping habits; and the extent to which consumers continue to work remotely even after the pandemic subsides and how that may impact consumer habits.

We have also seen and expect to continue to see material cost inflation for various inputs, including ingredients, packaging, other raw materials, transportation and labor. We have initiated various revenue enhancing activities (including list price increases and trade spending initiatives) and cost savings initiatives to offset these costs but there can be no assurance at this point of the ultimate effectiveness of these activities and initiatives. See “—General—Fluctuations in Commodity Prices and Production and Distribution Costs” above and see Part I, Item 1A, “Risk Factors,” of this report for a discussion of certain of the challenges relating to the COVID-19 pandemic that could adversely affect our businesses.

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

Goodwill and Other Intangible Assets

Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). These assets are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment testing is performed by comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, an impairment charge is recognized for the difference, not to exceed the amount of goodwill. As of January 1, 2022, we had $644.9 million of goodwill recorded in our consolidated balance sheet. Our testing indicates that the implied fair value of goodwill is significantly in excess of the carrying value. Therefore, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill.

We test our indefinite-lived intangible assets by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our indefinite-lived intangible assets based on discounted cash flows that reflect certain third-party market value indicators. Calculating our fair value for these purposes requires significant estimates and assumptions by management, including future cash flows consistent with management’s expectations, annual sales growth rates, and certain assumptions underlying a discount rate based on available market data. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate the future levels of sales and cash flows.

We complete our annual impairment tests during the fourth quarter of each fiscal year. We completed our annual impairment tests for fiscal 2020 with no adjustments to the carrying values of goodwill and indefinite-lived intangible assets. However, our annual impairment tests for fiscal 2021 resulted in our company recording non-cash impairment charges to intangible trademark assets for the SnackWell’s, Static Guard, Molly McButter and Farmwise brands of $23.1 million in the aggregate during the fourth quarter of fiscal 2021, which is recorded in “Impairment of intangible assets” in the accompanying consolidated statement of operations for fiscal 2021. We partially impaired the Static Guard and Molly McButter brands, and we fully impaired the SnackWell’s and Farmwise brands, which are being discontinued. Certain Farmwise branded products have been transitioned to the Green Giant brand.

As of January 1, 2022, we had $1,685.1 million of indefinite-lived intangible assets recorded in our consolidated balance sheet. Following the impairments, none of our indefinite-lived intangible assets had a book value in excess of their calculated fair values and the percentage excess of the aggregate calculated fair value over the aggregate book value was approximately 214.2%. However, materially different assumptions regarding the future performance of our businesses could result in significant additional impairment losses. For example, if future revenues and contributions to our operating results for the Static Guard and Molly McButter brands continue to deteriorate, or if future revenues and contributions to our operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, this could result in additional impairment losses for those brands. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

The table below sets forth the book value as of January 1, 2022 of the indefinite-lived trademarks for each of our brands whose net sales equaled or exceeded 3% of our fiscal 2021 or fiscal 2020 net sales and for “all other brands” in the aggregate (in thousands):

January 1, 2022
Brand:
Green Giant	$422,000
Crisco	322,445
Dash	189,000
Spices & Seasonings(1)	65,200
Ortega	32,339
Cream of Wheat	27,000
Clabber Girl(2)	19,600
Maple Grove Farms of Vermont	11,627
All other brands	595,934
Total indefinite-lived trademarks	$1,685,145
(1)	The spices & seasonings acquisition was completed on November 21, 2016. Includes trademark values for multiple brands acquired as part of the acquisition.
(2)	The Clabber Girl acquisition was completed on May 15, 2019. Includes trademark values for multiple brands acquired as part of the acquisition.

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

Pension Expense

We maintain four company-sponsored defined benefit pension plans covering approximately 32.7% of our employees. Our funding policy for company-sponsored defined benefit pension plans is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates, employee-related demographic factors, such as turnover, retirement age and mortality, and the rate of salary increases. Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension expenses and obligations. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We made total contributions to our company-sponsored pension plans of $2.5 million and $11.0 million during fiscal 2021 and fiscal 2020, respectively. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2022 and beyond.

Our discount rate assumption for our four company-sponsored defined benefit plans changed from 2.23% - 2.46% at January 2, 2021 to 2.62% - 2.78% at January 1, 2022. While we do not currently anticipate a change in our fiscal 2022 assumptions, as a sensitivity measure, a 0.25% decrease or increase in our discount rate would increase or decrease our pension expense by approximately $0.4 million to $0.6 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.5 million. During fiscal 2022 we expect to make contributions of approximately $2.5 million for our four company-sponsored defined benefit pension plans.

During the fourth quarter of fiscal 2021, we closed our manufacturing facility in Portland, Maine and withdrew from participation in a multi-employer defined benefit pension plan maintained by the labor union that represented certain of our employees at the facility. Prior to the withdrawal, we made periodic contributions to this plan pursuant to the terms of a collective bargaining agreement. Our withdrawal from the plan requires us to make withdrawal liability payments to the plan of approximately $0.9 million per year for 20 years commencing March 1, 2022. Accordingly, we have reflected the $13.9 million present value of that liability on our consolidated balance sheet as of January 1, 2022.

For a more detailed description about our pension expense, the company-sponsored pension plans to which we contribute, and the multi-employer pension plan withdrawal liability, see Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report.

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

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically obtain assistance from third-party valuation specialists. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. All of these judgments and estimates can materially impact our results of operations.

In May 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses. The amendments primarily relate to disclosures required by Rule 3-05 and Article 11 of Regulation S-X. Among other things, the final rule modifies the tests provided in Rule 1-02(w) of Regulation S-X used to determine whether a subsidiary or an acquired or disposed business is significant and modifies the number of years of audited financial statements required for acquisitions with significance levels greater than specified percentages. We early adopted the rule in the fourth quarter of fiscal 2020 and we applied the rule to our financial statement disclosure requirements for the Crisco acquisition. See Note 3, “Acquisitions,” to our consolidated financial statements in Part II, Item 8 of this report.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 28.1% and 25.6% for fiscal 2021 and fiscal 2020, respectively. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act,” was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020 and the limitation reverts back to 30% beginning with fiscal 2021. This modification increased the allowable interest expense deduction and resulted in a net operating loss (NOL) for the year 2019. We were able to carryback the 2019 NOL, fully recognizing the

$7.4 million deferred tax asset described above, and received a tax refund of $7.2 million in fiscal 2020. The NOL carryback to the 2014 and 2015 tax years generated a refund of previously paid income taxes at an approximate 35% federal tax rate. This resulted in a benefit related to tax rate differential of $2.6 million in fiscal 2020, $2.3 million of which was recorded as a discrete item in the first quarter of 2020.

If our interest expense deduction becomes limited or if we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. We were not subject to an interest expense deduction limitation in fiscal 2020 but are subject to the limitation in fiscal 2021. In fiscal 2021 our interest expense exceeded 30% of our adjusted taxable income and this limitation resulted in an increase to our taxable income of $7.8 million, and we accordingly established a deferred tax asset of $1.9 million without a valuation allowance. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation will be computed after any deduction allowable for depreciation and amortization. As a result, we expect our adjusted taxable income (used to compute the limitation) to further decrease and that we will be subject to the interest expense deduction limitation in fiscal 2022 and future years. Based upon current assumptions, the increase in cash taxes resulting from the interest expense deduction limitation is expected to be in the range of approximately $9 million to $11 million per year beginning in fiscal 2022, without a valuation allowance established for the deferred tax assets from the disallowed interest expense that may be carried forward indefinitely. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See “—Liquidity and Capital Resources – Cash Flows – Cash Income Tax Payments” and Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our 2021, 2020 or 2019 tax rates. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for fiscal 2021 and fiscal 2020 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2021	Fiscal 2020
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	78.7%	75.5%
Gross profit	21.3%	24.5%

Operating expenses:
Selling, general and administrative expenses	9.5%	9.5%
Amortization expense	1.1%	1.0%
Impairment of intangible assets	1.2%	—%
Operating income	9.5%	14.0%

Other income and expenses:
Interest expense, net	5.1%	5.1%
Other income	(0.2)%	(0.1)%
Income before income tax expense	4.6%	9.0%
Income tax expense	1.3%	2.3%
Net income	3.3%	6.7%

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

Impairment of Intangible Assets. Impairment on intangible assets represents a reduction of the carrying value of intangible assets to fair value when the carrying value of the assets is no longer recoverable.

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

2021 Compared to 2020

A reconciliation of base business net sales to net sales for fiscal 2021 and 2020 follows (in thousands):

	Fiscal 2021	Fiscal 2020
Net sales	$2,056,264	$1,967,909
Net sales from acquisitions(1)	(255,721)	—
Net sales from discontinued brands(2)	(2,450)	(7,699)
Base business net sales	$1,798,093	$1,960,210

2021 Compared to 2019

	Fiscal 2021	Fiscal 2019
Net sales	$2,056,264	$1,660,414
Net sales from acquisitions(3)	(318,952)	—
Net sales from divested and discontinued brands(2)	(2,450)	(11,444)
Base business net sales	$1,734,862	$1,648,970
(1)	Reflects net sales for Crisco for fiscal 2021, for which there is no comparable period of net sales during fiscal 2020. The Crisco acquisition closed on December 1, 2020.
(2)	Reflects net sales of the SnackWell’s and Farmwise brands, which are being discontinued.
(3)	Reflects (a) $293.4 million of net sales for Crisco for fiscal 2021, and (b) $25.5 million, or four and one-half months of net sales for Clabber Girl in fiscal 2021, in each case for which there is no comparable period of net sales for fiscal 2019. The Crisco acquisition closed on December 1, 2020 and the Clabber Girl acquisition closed on May 15, 2019.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Before COVID-19 Expenses. EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are non-GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third-party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up and gains and losses on the sale of assets); and non-recurring expenses, gains and losses, including severance and other expenses relating to the separation of our former chief executive officer in fiscal 2020; a workforce reduction in fiscal 2019; intangible asset impairment charges; and an accrual for the present value of a multi-employer pension plan withdrawal liability. We define adjusted EBITDA before COVID-19 expenses as adjusted EBITDA adjusted for COVID-19 expenses.

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

A reconciliation of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses to net income and to net cash provided by operating activities for fiscal 2021 and fiscal 2020, along with the components of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses, follows (in thousands):

	Fiscal 2021	Fiscal 2020
Net income	$67,363	$131,988
Income tax expense	26,291	45,374
Interest expense, net	106,889	101,634
Depreciation and amortization	82,888	63,701
EBITDA	283,431	342,697
Acquisition/divestiture-related and non-recurring expenses(1)	32,504	17,227
Amortization of acquisition-related inventory step-up(2)	5,054	1,323
Accrual for multi-employer pension plan withdrawal liability(3)	13,907	—
Impairment of intangible assets(4)	23,088	—
Adjusted EBITDA	357,984	361,247
COVID-19 expenses(5)	4,650	13,521
Adjusted EBITDA before COVID-19 expenses	362,634	374,768
Income tax expense	(26,291)	(45,374)
Interest expense, net	(106,889)	(101,634)
Acquisition/divestiture-related and non-recurring expenses(1)	(32,504)	(17,227)
Amortization of acquisition-related inventory step-up(2)	(5,054)	(1,323)
Accrual for multi-employer pension plan withdrawal liability(3)	(13,907)	—
Net loss/(gain) on sales and disposals of property, plant and equipment	775	(50)
Deferred income taxes	7,269	42,613
Amortization of deferred debt financing costs and bond discount/premium	4,606	4,691
Share-based compensation expense	5,383	10,618
Changes in assets and liabilities, net of effects of business combinations	(97,494)	27,916
Net cash provided by operating activities	$93,878	$281,477
(1)	Acquisition/divestiture-related and non-recurring expenses for fiscal 2021 of $32.5 million primarily includes acquisition and integration expenses for the Crisco acquisition, expenses for the closure and pending sale of our Portland, Maine manufacturing facility, the re-alignment of certain distribution facilities and other cost savings initiatives, expenses related to the transition of our chief executive officer, and other non-recurring expenses. Acquisition/divestiture-related and non-recurring expenses for fiscal 2020 of $17.2 million primarily includes acquisition and integration expenses for the Crisco, Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to the separation of our former chief executive officer in fiscal 2020 and a workforce reduction in fiscal 2019 and other non-recurring expenses.
(2)	For fiscal 2021 and fiscal 2020, amortization of acquisition-related inventory step-up of $5.1 million and $1.3 million, respectively, primarily relates to the purchase accounting adjustments made to inventory acquired in the Crisco acquisition.

(3)	In connection with the closure and pending sale of our Portland, Maine manufacturing facility in fiscal 2021, we incurred a multi-employer pension plan withdrawal liability with a present value of approximately $13.9 million, payable over 20 years in installments of approximately $0.9 million per year.
(4)	During the fourth quarter of 2021, we recorded impairment charges of $23.1 million related to intangible trademark assets for the SnackWell’s, Static Guard, Molly McButter and Farmwise brands. We partially impaired the Static Guard and Molly McButter brands, and we fully impaired the SnackWell’s and Farmwise brands, which are being discontinued. Certain Farmwise branded products have been transitioned to the Green Giant brand.
(5)	COVID-19 expenses of $4.7 million for fiscal 2021 and $13.5 million for fiscal 2020, respectively, primarily includes temporary enhanced compensation for our manufacturing employees from March 30, 2020 to February 15, 2021; compensation we continued to pay manufacturing employees while in quarantine (which was incremental to the compensation we paid to the manufacturing employees who produced our products while others were in quarantine); and expenses relating to other precautionary health and safety measures.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for fiscal 2021 and fiscal 2020, along with the components of adjusted net income and adjusted diluted earnings per share, follows (in thousands):

	Fiscal Year Ended
	Fiscal 2021	Fiscal 2020
Net income	$67,363	$131,988
Acquisition/divestiture-related and non-recurring expenses, net of tax(1)	24,541	13,006
Accelerated amortization of deferred debt financing costs(2)	—	808
Tax benefit(3)	—	(2,258)
Amortization of acquisition-related inventory step-up, net of tax(4)	3,816	999
Accrual for multi-employer pension plan withdrawal liability, net of tax(5)	10,500	—
Impairment of intangible assets, net of tax(6)	17,431	—
Tax true-ups(7)	—	1,432
Adjusted net income	$123,651	$145,975
Adjusted diluted earnings per share	$1.88	$2.26
(1)	Acquisition/divestiture-related and non-recurring expenses for fiscal 2021 primarily includes acquisition and integration expenses for the Crisco acquisition, expenses for the closure and pending sale of our Portland, Maine manufacturing facility, the re-alignment of certain distribution facilities and other cost savings initiatives, and expenses related to the transition of our chief executive officer, and other non-recurring expenses. Acquisition/divestiture-related and non-recurring expenses for fiscal 2020 primarily includes acquisition and integration expenses for the Crisco, Clabber Girl and Farmwise acquisitions, and severance and other expenses primarily relating to the separation of our former chief executive officer in fiscal 2020 and a workforce reduction in fiscal 2019 and other non-recurring expenses.
(2)	Interest expense for fiscal 2020 includes the accelerated amortization of deferred debt financing costs of $1.1 million (or $0.8 million, net of tax), resulting from our voluntary partial prepayment of tranche B term loans.
(3)	Fiscal 2020 includes a $2.3 million tax benefit associated with the U.S. CARES Act, which was recorded during the first quarter of 2020. See “—U.S. Tax Act and U.S. CARES Act” above.
(4)	For fiscal 2021 and fiscal 2020, amortization of acquisition-related inventory step-up of $5.1 million (or $3.8 million, net of tax) and $1.3 million (or $1.0 million, net of tax), respectively, primarily relates to the purchase accounting adjustments made to inventory acquired in the Crisco acquisition.
(5)	In connection with the closure and pending sale of our Portland, Maine manufacturing facility in fiscal 2021, we incurred a multi-employer pension plan withdrawal liability with a present value of approximately $13.9 million (or $10.5 million, net of tax), payable over 20 years in installments of approximately $0.9 million per year.

(6)	During the fourth quarter of 2021, we recorded impairment charges of $23.1 million ($17.4 million, net of tax) related to intangible trademark assets for the SnackWell’s, Static Guard, Molly McButter and Farmwise brands. We partially impaired the Static Guard and Molly McButter brands, and we fully impaired the SnackWell’s and Farmwise brands, which are being discontinued. Certain Farmwise branded products have been transitioned to the Green Giant brand.
(7)	Tax true-ups for fiscal 2020 reflects $0.9 million of non-deductible compensation expenses related to the separation of a former chief executive officer of our company in fiscal 2020 and $0.5 million for the impact of enacted state rate changes and other tax adjustments.

Fiscal 2021 Compared to Fiscal 2020

Net Sales. Net sales for fiscal 2021 increased $88.4 million, or 4.5%, to $2,056.3 million from $1,967.9 million for fiscal 2020. The increase was primarily due to the Crisco acquisition, largely offset by comparisons against the extraordinary demand resulting from the COVID-19 pandemic during fiscal 2020, one fewer reporting week in fiscal 2021 compared to fiscal 2020, and supply chain disruptions in the fourth quarter of 2021 resulting from the COVID-19 Omicron variant. We estimate that the additional week in the third quarter of 2020 contributed approximately $35.0 million to our net sales for fiscal 2020. An extra eleven months of net sales of Crisco, acquired on December 1, 2020, contributed $255.7 million to our net sales for fiscal 2021. Net sales for fiscal 2021 were 23.8% higher than pre-pandemic net sales for fiscal 2019. On a two-year compound annual growth basis, net sales for fiscal 2021 increased 11.3%.

Base business net sales for fiscal 2021 decreased $162.1 million, or 8.3%, to $1,798.1 million from $1,960.2 million for fiscal 2020. The decrease in base business net sales reflected a decrease in unit volume of $222.6 million, partially offset by an increase in net pricing and the impact of product mix of $54.3 million, or 2.8% of base business net sales, and the positive impact of foreign currency of $6.2 million. Base business net sales for fiscal 2021 were 5.2% higher than pre-pandemic base business net sales for fiscal 2019. On a two-year compound annual growth basis, base business net sales increased 2.6%.

Despite continued strong demand for Green Giant products during fiscal 2021, sales of Green Giant products in the aggregate (including Le Sueur) decreased $95.1 million, or 14.9%, in fiscal 2021, as compared to fiscal 2020. Net sales of Green Giant shelf-stable (including Le Sueur) decreased $37.5 million, or 16.4%, for fiscal 2021. Net sales of Green Giant frozen decreased $57.6 million, or 14.0%, for fiscal 2021 as compared to fiscal 2020. The decrease in Green Giant net sales was primarily attributable to two factors. First, Green Giant was one of our brands that benefited the most from COVID-related demand during fiscal 2020. Second, Green Giant, as well as certain of its competitor brands, have faced supply chain constraints that did not begin to ease until we reached the new pack season during the third quarter of 2021. As a result, we made the difficult decision during the fourth quarter of 2020 to place certain of the brands’ products on allocation with our customers to avoid running out of products prior to the start of the new pack season, which negatively impacted net sales of Green Giant products through the early part of the third quarter of 2021.

See Note 16, “Net Sales by Brand,” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2021 and fiscal 2020 for each of our brands whose net sales equaled or exceeded 3% of our total net sales for those periods and for all other brands in the aggregate.

The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for fiscal 2021:

	2021 vs. 2020		2021 vs. 2019
	Base Business		Base Business
	Net Sales Increase (Decrease)		Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage	Dollars (in millions)	Percentage
Brand:
Spices & Seasonings(1)	$8.0	3.1%	$20.1	8.1%
Maple Grove Farms of Vermont	4.5	5.9%	10.6	15.1%
Dash	0.4	0.5%	13.8	23.6%
Green Giant - frozen	(57.6)	(14.0)%	(10.2)	(2.8)%
Green Giant - shelf stable(2)	(37.5)	(16.4)%	27.3	16.7%
Clabber Girl(3)	(17.9)	(18.4)%	0.4	0.7%
Ortega	(7.1)	(4.5)%	10.8	7.6%
Cream of Wheat	(5.5)	(7.6)%	7.4	12.4%
All other brands	(49.4)	(8.5)%	5.7	1.1%
Base business net sales (decrease) increase	$(162.1)	(8.3)%	$85.9	5.2%
(1)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(2)	Includes net sales of the Le Sueur brand.
(3)	When comparing base business net sales for fiscal 2021 versus fiscal 2019, includes for fiscal 2021, net sales of Clabber Girl from May 15, 2021 through January 1, 2022, as net sales prior to May 15, 2021 are not included in base business net sales. Clabber Girl was acquired on May 15, 2019.

Gross Profit. Gross profit was $437.0 million for fiscal 2021, or 21.3% of net sales. Excluding the negative impact of a $13.9 million accrual for the present value of a multi-employer pension plan withdrawal liability in connection with the closure and pending sale of our Portland, Maine manufacturing facility, $14.6 million of acquisition/divestiture-related and non-recurring expenses, and $5.1 million of amortization of acquisition-related inventory fair value step-up included in cost of goods sold during fiscal 2021, our gross profit would have been $470.6 million, or 22.9% of net sales. Gross profit was $481.7 million for fiscal 2020, or 24.5% of net sales. Excluding the negative impact of $5.0 million of acquisition/divestiture-related expenses, the amortization of acquisition-related inventory fair value step-up and non-recurring expenses included in cost of goods sold during fiscal 2020, our gross profit would have been $486.7 million, or 24.7% of net sales.

During fiscal 2021, our gross profit was negatively impacted by higher than expected input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation will continue to have a significant industry-wide impact during fiscal 2022. We are attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We also announced list price increases in 2021 and again during the first quarter of 2022, and, where appropriate, have reduced trade promotions to our customers for certain of our products. However, increases in the prices we charge our customers generally lag behind rising input costs. As such, we did not fully offset the incremental costs that we faced in fiscal 2021 and may not fully offset the incremental costs that we are facing and expect to continue to face in fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.0 million, or 5.4%, to $196.2 million for fiscal 2021 from $186.2 million for fiscal 2020. The increase was composed of increases in warehousing expenses of $12.0 million, acquisition/divestiture-related and non-recurring expenses of $4.3 million, and consumer marketing expenses of $2.7 million, partially offset by decreases in selling expenses of $6.0 million and general and administrative expenses of $3.0 million. The increase in warehousing expenses was primarily driven by the Crisco acquisition and customer fines related to COVID-19 shortages and delays, partially offset by one fewer reporting week in fiscal 2021 compared to fiscal 2020. Expressed as a percentage of net sales, selling, general and administrative expenses remained flat at 9.5% for fiscal 2021 as compared to fiscal 2020.

Amortization Expense. Amortization expense increased $2.5 million to $21.6 million for fiscal 2021 from $19.1 million for fiscal 2020 due to the Crisco acquisition completed in fiscal 2020.

Impairment of Intangible Assets. Impairment of intangible assets of $23.1 million for fiscal 2021 includes a loss for the impairment of intangible trademark assets relating to the Static Guard, SnackWell’s, Molly McButter and Farmwise brands, due primarily to our projections for reduced net sales for the Static Guard and Molly McButter brands and our discontinuation of the SnackWell’s and Farmwise brands. We did not have any impairment of intangible assets during fiscal 2020. See Note 6, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of the impairment of intangible assets in fiscal 2021.

Operating Income. As a result of the foregoing, operating income decreased $80.3 million, or 29.1%, to $196.1 million for fiscal 2021 from $276.4 million for fiscal 2020. Operating income expressed as a percentage of net sales decreased to9.5% in fiscal 2021 from 14.0% in fiscal 2020.

Net Interest Expense. Net interest expense increased $5.3 million, or 5.2%, to $106.9 million for fiscal 2021 from $101.6 million in fiscal 2020. The increase was primarily attributable to an increase in average long-term debt outstanding during fiscal 2021 as compared to fiscal 2020, primarily as a result of incremental borrowings we made in the fourth quarter of 2020 to fund the Crisco acquisition and related fees and expenses. The increase in net interest expense was partially offset by a lower effective cost of borrowing during fiscal 2021, as well as one fewer reporting week in fiscal 2021 compared to fiscal 2020. See “—Liquidity and Capital Resources – Debt” below.

Other Income. Other income for fiscal 2021 primarily includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $4.4 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.1 million. Other income for fiscal 2020 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $2.6 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million.

Income Tax Expense. Income tax expense decreased $19.1 million to $26.3 million in fiscal 2021 from $45.4 million for fiscal 2020, primarily due to decreased operating income, as described above, partially offset by the impact of a $2.3 million tax benefit that reduced our income tax expense in the first quarter of 2020, resulting from the U.S. CARES Act, which temporarily increased the interest expense deduction limitation from 30% to 50% of the adjusted taxable income for business interest deductions in fiscal 2020. Our effective tax rate was 28.1% for fiscal 2021 and 25.6% for fiscal 2020. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

Fiscal 2020 Compared to Fiscal 2019

For a discussion of fiscal 2020 compared to fiscal 2019, please refer to our 2020 Annual Report on Form 10-K, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on March 2, 2021.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures and working capital needs. See also, “Dividend Policy” below. We fund our liquidity requirements, as well as our dividend payments and financing for acquisitions, primarily through cash generated from operations and external sources of financing, including our revolving credit facility. We do not have any off-balance sheet financing arrangements.

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $187.6 million to $93.9 million for fiscal 2021 from $281.5 million for fiscal 2020. The decrease was largely due to lower net income in fiscal 2021 compared to fiscal 2020 (primarily as a result of our company’s extraordinary performance during fiscal 2020, and partially due to one fewer reporting week in fiscal 2021 compared to fiscal 2020, as well as higher than expected input cost inflation during fiscal 2021). The decrease was also due to unfavorable working capital comparisons in fiscal 2021 compared to fiscal 2020, primarily comprised of inventories, accrued expenses (including an additional $12.6 million of incentive compensation paid in cash during the first quarter of 2021 as compared to the first quarter of 2020, primarily as a result of our company’s extraordinary performance during fiscal 2020 as compared to fiscal 2019) and trade accounts receivable, partially offset by favorable working capital comparisons related to prepaid expenses and other current assets, income tax receivable/payable, and other liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $526.1 million to $42.8 million for fiscal 2021 from $568.9 million for fiscal 2020. Net cash used in investing activities for fiscal 2020 includes the $539.3 million purchase price paid for the Crisco acquisition, compared to no payments for acquisitions during fiscal 2021. The decrease in payments for acquisitions of businesses was partially offset by an increase in capital expenditures from $26.7 million in fiscal 2020 compared to $43.6 million in fiscal 2021.

Net Cash (Used in) Provided by Financing Activities. Net cash provided by financing activities decreased $397.8 million from $328.0 million cash provided by financing activities for fiscal 2020 to $69.8 million cash used in financing activities for fiscal 2021. The decrease was primarily driven by net borrowings under our term loan facility of $221.6 million in fiscal 2020 compared to no net borrowings under our term loan facility in fiscal 2021, and a $305.0 million decrease in net borrowings under our revolving credit facility during fiscal 2021 compared to fiscal 2020, partially offset by $110.2 million of proceeds from the issuance of common stock during fiscal 2021 compared to no proceeds from the issuance of common stock during fiscal 2020, and $14.8 million of proceeds from the exercise of stock options in fiscal 2021 compared to $2.4 million of proceeds from the exercise of stock options in fiscal 2020.

Cash Income Tax Payments. We made net cash tax payments of approximately $5.7 million and $9.8 million (comprised of $17.4 million of cash tax payments less $7.6 million of cash tax refunds received, including a $7.2 million refund received as a result of the U.S. CARES Act, as discussed below) during fiscal 2021 and fiscal 2020, respectively. The decrease was primarily attributable to lower operating income in fiscal 2021 compared to fiscal 2020. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2022 through 2035. In fiscal 2020, our cash taxes were positively impacted by the U.S. CARES Act, which allowed us to carryback our 2019 net operating loss and receive a tax refund of $7.2 million in fiscal 2020. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact and expected impact of the U.S. CARES Act and the U.S. Tax Act on our cash income tax payments, including the impact the U.S. Tax Act had in fiscal 2021 and fiscal 2020 and is expected to have in fiscal 2022 and beyond on our interest expense deductions and our cash taxes. In addition, if there is a change in U.S. federal tax policy or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

We did not repurchase any shares of our common stock during fiscal 2021 or fiscal 2020. As of January 1, 2022, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

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

During fiscal 2021, we sold 3,695,706 shares of our common stock under the ATM equity offering program. We generated $112.5 million in gross proceeds, or $30.44 per share from the sales and paid commissions to the sales agents of approximately $2.2 million and incurred other fees and expenses of approximately $0.4 million.

Future sales of shares, if any, under the ATM equity offering program will be made by means of transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including block trades and sales made in ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices. The timing and amount of any sales will be determined by a variety of factors considered by us.

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2021 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes. We intend to use the net proceeds from any future sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

Future Capital Needs

On January 1, 2022, our total long-term debt of $2,267.8 million, net of our cash and cash equivalents of $33.7 million, was $2,234.1 million. Stockholders’ equity as of that date was $920.3 million.

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

We expect to make capital expenditures of approximately $50.0 million in the aggregate during fiscal 2022. Our projected capital expenditures for fiscal 2022 primarily relate to productivity and cost saving initiatives, asset sustainability projects, and information technology (hardware and software).

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	January 1,	January 2,
	2022	2021
Current assets(1)	$752,685	$648,850
Non-current assets	2,921,036	2,979,902
Current liabilities(2)	225,554	223,644
Non-current liabilities	$2,663,841	$2,960,040
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $46.6 million and $21.5 million as of January 1, 2022 and January 2, 2021, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of less than $0.1 million and $0.2 million as of January 1, 2022 and January 2, 2021, respectively.

Fiscal 2021
Net sales	$1,933,665
Gross profit	424,501
Operating income	197,831
Income before income tax expense	95,406
Net income	$68,951

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At January 1, 2022, we had $1,450.0 million of fixed rate debt and $836.6 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at January 1, 2022, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $8.4 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of January 1, 2022 and January 2, 2021 were as follows (in thousands):

	January 1, 2022				January 2, 2021
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$165,000		$165,000	(1)	$235,000		$235,000
Tranche B term loans due 2026	667,811	(2)	666,141	(3)	667,118	(2)	665,450	(3)
5.25% senior notes due 2025	901,753	(4)	920,915	(3)	902,292	(4)	931,616	(3)
5.25% senior notes due 2027	$550,000		$567,875	(3)	$550,000		$580,250	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At January 1, 2022, and January 2, 2021, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At January 1, 2022 and January 2, 2021, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2021, 2020 and 2019, our net sales to customers in foreign countries represented approximately 8.3%, 7.8% and 7.7%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated balance sheets at January 1, 2022 and January 2, 2021 and the consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for fiscal 2021, 2020 and 2019 and related notes are set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries (the Company) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the carrying values of certain indefinite-lived intangible assets

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company had $1,685.1 million of indefinite-lived trademark assets as of January 1, 2022, which included certain indefinite-lived intangible assets. The Company performs indefinite-lived intangible assets impairment testing as of the last day of each fiscal year. The Company tests the indefinite-lived intangible assets by comparing the fair value with the carrying value and recognizes a loss for the difference. The Company estimates the fair value of the indefinite-lived intangible assets based on discounted cash flows that reflect certain third-party market value indicators. Based upon the analysis performed, the Company recognized impairment charges on certain indefinite-lived intangible assets of $23.1 million during the year ended January 1, 2022.

We identified the assessment of the carrying value of certain indefinite-lived intangible assets as a critical audit matter. The revenue growth rates and the discount rate assumptions used to calculate the fair value of certain indefinite-lived intangible assets were challenging to audit due to the significant estimation in the assumptions and that minor changes to these assumptions would have a significant effect on the Company’s assessment of the carrying value of the indefinite-lived intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s indefinite-lived intangible asset impairment assessment process, including controls related to the determination of the fair value of the indefinite-lived intangible assets, related revenue growth rates, and determination of the discount rate. We evaluated the Company’s revenue growth rates by comparing them to historical results and industry growth rates, as appropriate. In addition, we compared the Company’s historical revenue forecasts to actual results. We involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company’s discount rate, by comparing it to discount rates that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Short Hills, New Jersey
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited B&G Foods, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Short Hills, New Jersey
March 1, 2022

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	January 1,	January 2,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$33,690	$52,182
Trade accounts receivable, less allowance for doubtful accounts and discounts of $1,997 and $1,739 as of January 1, 2022 and January 2, 2021, respectively	145,281	132,935
Inventories	609,794	492,804
Assets held for sale	3,256	—
Prepaid expenses and other current assets	38,151	43,619
Income tax receivable	4,284	15,761
Total current assets	834,456	737,301

Property, plant and equipment, net of accumulated depreciation of $364,182 and $314,359 as of January 1, 2022 and January 2, 2021, respectively	341,471	371,854
Operating lease right-of-use assets	65,166	32,216
Goodwill	644,871	644,747
Other intangible assets, net	1,927,119	1,971,326
Other assets	6,916	5,948
Deferred income taxes	8,546	4,178
Total assets	$3,828,545	$3,767,570

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$129,861	$126,537
Accrued expenses	66,901	77,460
Current portion of operating lease liabilities	12,420	11,034
Income tax payable	2,557	101
Dividends payable	32,548	30,520
Total current liabilities	244,287	245,652

Long-term debt	2,267,759	2,334,086
Deferred income taxes	310,641	293,121
Long-term operating lease liabilities, net of current portion	55,607	23,959
Other liabilities	29,997	38,875
Total liabilities	2,908,291	2,935,693
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 68,521,651 and 64,252,859 shares issued and outstanding as of January 1, 2022 and January 2, 2021, respectively	685	643
Additional paid-in capital	3,547	—
Accumulated other comprehensive loss	(18,169)	(35,594)
Retained earnings	934,191	866,828
Total stockholders’ equity	920,254	831,877
Total liabilities and stockholders’ equity	$3,828,545	$3,767,570

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Net sales	$2,056,264	$1,967,909	$1,660,414
Cost of goods sold	1,619,298	1,486,169	1,277,290
Gross profit	436,966	481,740	383,124

Operating expenses:
Selling, general and administrative expenses	196,172	186,191	160,745
Amortization expense	21,627	19,111	18,543
Impairment of intangible assets	23,088	—	—
Operating income	196,079	276,438	203,836

Other income and expenses:
Interest expense, net	106,889	101,634	98,126
Loss on extinguishment of debt	—	—	1,177
Other income	(4,464)	(2,558)	(1,159)
Income before income tax expense	93,654	177,362	105,692
Income tax expense	26,291	45,374	29,303
Net income	$67,363	$131,988	$76,389

Weighted average shares outstanding:
Basic	65,088	64,163	65,013
Diluted	65,747	64,557	65,039

Earnings per share:
Basic	$1.03	$2.06	$1.17
Diluted	$1.02	$2.04	$1.17

Cash dividends declared per share	$1.90	$1.90	$1.90

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Net income	$67,363	$131,988	$76,389

Other comprehensive income:
Foreign currency translation adjustments	(862)	(830)	4,145
Pension gain (loss), net of tax	18,287	(2,870)	(12,537)
Other comprehensive income	17,425	(3,700)	(8,392)
Comprehensive income	$84,788	$128,288	$67,997

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 29, 2018	65,638,701	$656	$116,339	$(23,502)	$806,556	$900,049
Foreign currency translation	—	—	—	4,145	—	4,145
Change in pension benefit (net of $4,107 of income taxes)	—	—	—	(12,537)	—	(12,537)
Net income	—	—	—	—	76,389	76,389
Share-based compensation	—	—	3,027	—	—	3,027
Net issuance of common stock for share-based compensation	143,835	1	(906)	—	—	(905)
Repurchase of common stock	(1,737,887)	(17)	(34,697)	—	—	(34,714)
Dividends declared on common stock, $1.90 per share	—	—	(83,763)	—	(39,149)	(122,912)
Balance at December 28, 2019	64,044,649	$640	$—	$(31,894)	$843,796	$812,542
Foreign currency translation	—	—	—	(830)	—	(830)
Change in pension benefit (net of $1,009 of income taxes)	—	—	—	(2,870)	—	(2,870)
Net income	—	—	—	—	131,988	131,988
Share-based compensation	—	—	10,669	—	—	10,669
Net issuance of common stock for share-based compensation	123,732	2	(1)	—	—	1
Cancellation of restricted stock for tax withholding upon vesting	(3,813)	—	(69)	—	—	(69)
Stock options exercised	88,291	1	2,418	—	—	2,419
Dividends declared on common stock, $1.90 per share	—	—	(13,017)	—	(108,956)	(121,973)
Balance at January 2, 2021	64,252,859	$643	$—	$(35,594)	$866,828	$831,877
Foreign currency translation	—	—	—	(862)	—	(862)
Change in pension benefit (net of $5,934 of income taxes)	—	—	—	18,287	—	18,287
Net income	—	—	—	—	67,363	67,363
Share-based compensation	—	—	5,397	—	—	5,397
Net issuance of common stock for share-based compensation	128,591	1	(1,087)	—	—	(1,086)
Cancellation of restricted stock for tax withholding upon vesting	(22,657)	—	(622)	—	—	(622)
Stock options exercised	467,152	4	14,806	—	—	14,810
Issuance of common stock in ATM offering	3,695,706	37	109,977	—	—	110,014
Dividends declared on common stock, $1.90 per share	—	—	(124,924)	—	—	(124,924)
Balance at January 1, 2022	68,521,651	$685	$3,547	$(18,169)	$934,191	$920,254

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Cash flows from operating activities:
Net income	$67,363	$131,988	$76,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,888	63,701	58,734
Amortization of operating lease right-of-use assets	13,972	11,959	11,396
Amortization of deferred debt financing costs and bond discount/premium	4,606	4,691	3,511
Deferred income taxes	7,269	42,613	20,415
Impairment of intangible assets	23,088	—	—
Accrual for multi-employer pension plan withdrawal liability	13,907	—	—
Net loss/(gain) on sales and disposals of property, plant and equipment	775	(50)	97
Loss on extinguishment of debt	—	—	1,177
Share-based compensation expense	5,383	10,618	2,594
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(12,481)	10,806	13,918
Inventories	(117,257)	17,271	(57,436)
Prepaid expenses and other current assets	5,160	(17,964)	(4,629)
Income tax receivable/payable	13,684	(7,110)	(38,686)
Other assets	(1,514)	(151)	143
Trade accounts payable	10,494	4,928	(26,879)
Accrued expenses	(25,025)	10,825	(10,735)
Other liabilities	1,566	(2,648)	(3,505)
Net cash provided by operating activities	93,878	281,477	46,504

Cash flows from investing activities:
Capital expenditures	(43,581)	(26,748)	(42,355)
Proceeds and deposits received from asset sales and assets held for sale	500	—	—
Proceeds from sales of assets	237	343	46
Payments for acquisition of businesses, net of cash acquired	—	(542,488)	(82,430)
Net cash used in investing activities	(42,844)	(568,893)	(124,739)

Cash flows from financing activities:
Repayments of long-term debt	—	(78,375)	(700,000)
Proceeds from issuance of long-term debt	—	300,000	1,000,000
Repayments of borrowings under revolving credit facility	(295,000)	(520,000)	(645,000)
Borrowings under revolving credit facility	225,000	755,000	595,000
Proceeds from issuance of common stock, net	110,229	—	—
Dividends paid	(122,896)	(121,874)	(123,669)
Payments for repurchase of common stock, net	—	—	(34,713)
Proceeds from exercise of stock options	14,810	2,419	—
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,708)	(69)	(905)
Payments of debt financing costs	(276)	(9,149)	(13,000)
Net cash (used in) provided by financing activities	(69,841)	327,952	77,713

Effect of exchange rate fluctuations on cash and cash equivalents	315	331	189
Net (decrease) increase in cash and cash equivalents	(18,492)	40,867	(333)

Cash and cash equivalents at beginning of year	52,182	11,315	11,648
Cash and cash equivalents at end of year	$33,690	$52,182	$11,315

Supplemental disclosures of cash flow information:
Cash interest payments	$102,491	$97,449	$87,982
Cash income tax payments	$5,654	$9,812	$47,506
Non-cash transactions:
Dividends declared and not yet paid	$32,548	$30,520	$30,421
Accruals related to purchases of property, plant and equipment	$2,117	$8,857	$3,251
Right-of-use assets obtained in exchange for new operating lease liabilities	$46,376	$1,475	903

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2022, January 2, 2021 and December 28, 2019

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, vegetable, canola and other cooking oils, vegetable shortening, cooking sprays, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, cookies and crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Back to Nature, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Davis, Devonsheer, Don Pepino, Durkee, Emeril’s, Grandma’s Molasses, Green Giant, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Red Devil, Regina, Rumford, Sa-són, Sclafani, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s. We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Fiscal Year

Typically, our fiscal years and fiscal quarters consist of 52 and 13 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our other fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years.

Our fiscal year ending December 31, 2022 (fiscal 2022) contains, and our fiscal years ended January 1, 2022 (fiscal 2021) and December 28, 2019 (fiscal 2019) each contained, 52 weeks and each quarter of fiscal 2022 contains, and each quarter of fiscal 2021 and fiscal 2019 contained, 13 weeks. Our fiscal year ended January 2, 2021 (fiscal 2020) contained 53 weeks. Generally, when a 53rd week occurs, our fourth fiscal quarter contains 14 weeks. However, based upon a third quarter end date of October 3, 2020 (the Saturday closest to September 30) and a fourth quarter end date of January 2, 2021 (the Saturday closest to December 31), the third quarter of fiscal 2020 contained 14 weeks and the fourth quarter of 2020 contained 13 weeks.

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 60.8%, 62.6% and 59.1% of consolidated net sales in fiscal 2021, 2020 and 2019, respectively. Our top ten customers accounted for approximately 59.8%, 62.5% and 62.3% of our consolidated trade accounts receivables as of the end of fiscal 2021, 2020 and 2019, respectively. Other than

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

Walmart, which accounted for approximately 27.7%, 26.5% and 25.6% of our consolidated net sales in fiscal 2021, 2020 and 2019, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2021, 2020 or 2019. Other than Walmart, which accounted for approximately 28.9%, 32.6% and 29.1% of our consolidated trade accounts receivables as of the end of fiscal 2021, 2020 and 2019, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2021, 2020 and 2019. As of January 1, 2022, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During fiscal 2021, 2020 and 2019, our sales to foreign countries represented approximately 8.3%, 7.8% and 7.7%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

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

(f)Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2021, 2020 and 2019, we capitalized $1.2 million, $0.7 million and $1.1 million, respectively.

(g)Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets (trademarks) are tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. The annual goodwill impairment testing is performed by comparing our company’s market capitalization with our company’s carrying value, including goodwill. If the carrying value of our company exceeds our market capitalization, an impairment charge is recognized for the difference, not to exceed the amount of goodwill. We test our indefinite-lived intangible assets by comparing the fair value with the carrying value and recognize a loss for the difference. We estimate the fair value of our indefinite-lived intangible assets based on discounted cash flows that reflect certain third-party market value indicators. Calculating our fair value for these purposes requires significant estimates and assumptions by management.

Customer relationships and finite-lived trademarks are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 10 to 20 years.

(h)Deferred Debt Financing Costs

Deferred debt financing costs are capitalized and amortized over the term of the related debt agreements and are included as a reduction of long-term debt, except for the revolving credit facility, for which the deferred debt financing costs are included in other assets. Amortization of deferred debt financing costs for fiscal 2021, 2020 and 2019 was $4.6 million, $4.7 million and $3.5 million, respectively.

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

(k)Revenue Recognition

Revenues are recognized when our performance obligation is satisfied. Our primary performance obligation is satisfied when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor’s products and, therefore, is characterized as a reduction of sales when recognized in the vendor’s income statement. As a result, coupon incentives, slotting and promotional expenses are recorded as a reduction of sales. Additionally, certain

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

payments to customers related to in-store display incentives, or marketing development funds, are also recorded as a reduction of sales.

(l)Selling, General and Administrative Expenses

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We expense our advertising costs either in the period the advertising first takes place or as incurred. Advertising expenses were approximately $7.2 million, $10.6 million and $7.8 million, for fiscal 2021, 2020 and 2019, respectively.

(m)Pension Plans

We maintain four company-sponsored defined benefit pension plans covering approximately 32.7% of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. From time to time, however, we voluntarily contribute greater amounts based on pension asset performance, tax considerations and other relevant factors.

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

January 1, 2022, January 2, 2021 and December 28, 2019

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

The table below shows net income, weighted average common shares outstanding and earnings per share for fiscal 2021, 2020 and 2019, respectively (in thousands, except share and per share data):

	Fiscal	Fiscal	Fiscal
	2021	2020	2019

	(In thousands, except share and per share data)
Net income	$67,363	$131,988	$76,389

Weighted average common shares outstanding:
Basic	65,087,624	64,162,682	65,013,406
Net effect of potentially dilutive share-based compensation awards(1)	659,002	393,829	25,373
Diluted	65,746,626	64,556,511	65,038,779
Earnings per share:
Basic	$1.03	$2.06	$1.17
Diluted	$1.02	$2.04	$1.17
(1)	For fiscal 2021, 2020 and 2019, outstanding stock options of 487,395, 739,976 and 1,110,212, respectively, were excluded from diluted earnings per share as their effect was antidilutive.

(r)Accounting Standards Adopted in Fiscal 2021

In December 2019, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) that removes certain exceptions for recognizing deferred taxes for certain investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. This guidance became effective during the first quarter of 2021. The adoption of this ASU did not have a material impact to our consolidated financial statements or related disclosures.

(s)Recently Issued Accounting Standards – Pending Adoption

In October 2021, the FASB issued a new ASU which provides an exception to fair value measurement for revenue contracts acquired in business combinations. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2022. We currently expect to adopt the standard during fiscal 2023 for any business combinations that occur in fiscal 2023 or after. Currently, we do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

On February 19, 2020, we acquired Farmwise LLC, maker of Farmwise Veggie Fries, Farmwise Veggie Tots and Farmwise Veggie Rings, from its founders and certain other sellers. We refer to this acquisition as the “Farmwise acquisition.” Certain Farmwise branded products have been transitioned to the Green Giant brand and we are discontinuing the Farmwise brand. See Note 6, “Goodwill and Other Intangible Assets.”

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

Purchase Price Allocation (in thousands):	May 15, 2019
Cash and cash equivalents	$2,202
Trade accounts receivable, net	5,627
Inventories	10,641
Prepaid expenses and other current assets	154
Income tax receivable	7
Property, plant and equipment, net	20,697
Operating lease right-of-use assets	7,841
Trademarks — indefinite-lived intangible assets	19,600
Customer relationships — finite-lived intangible assets	18,500
Trade accounts payable	(3,007)
Accrued expenses	(1,315)
Current portion of operating lease liabilities	(952)
Long-term operating lease liabilities, net of current portion	(7,319)
Goodwill	11,956
Total purchase price (paid in cash)	$84,632

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations presents our operations as if the Crisco acquisition had occurred as of the beginning of fiscal 2019. In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of trademark and customer relationship intangibles. On an actual basis, Crisco contributed $293.4 million of our aggregate $2,056.3 million of consolidated net sales for fiscal 2021. (dollars in thousands, except per share data):

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

Neither the Farmwise nor Clabber Girl acquisition was material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented for those acquisitions.

(4)	Inventories

Inventories consist of the following, as of the dates indicated (in thousands):

	January 1, 2022	January 2, 2021
Raw materials and packaging	$94,799	$87,843
Work-in-process	145,102	95,207
Finished goods	369,893	309,754
Inventories	$609,794	$492,804

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

(5)Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following as of the dates indicated (in thousands):

	January 1, 2022	January 2, 2021
Land and improvements	$24,914	$25,015
Buildings and improvements	149,583	159,454
Machinery and equipment	410,504	393,583
Office furniture, vehicles and computer equipment	89,091	84,936
Construction-in-progress	31,561	23,225
Property, plant and equipment, cost	705,653	686,213
Less: accumulated depreciation	(364,182)	(314,359)
Property, plant and equipment, net	$341,471	$371,854

Depreciation expense was $61.3 million, $44.6 million and $40.2 million for fiscal 2021, 2020 and 2019, respectively.

(6)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	January 1, 2022			January 2, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$3,929	$2,871	$20,100	$5,597	$14,503
Customer relationships	406,963	167,860	239,103	406,901	147,378	259,523
Total finite-lived intangible assets	$413,763	$171,789	$241,974	$427,001	$152,975	$274,026

Indefinite-Lived Intangible Assets
Goodwill	$644,871			$644,747
Trademarks	$1,685,145			$1,697,300

Amortization expense associated with finite-lived intangible assets was $21.6 million, $19.1 million and $18.5 million during fiscal 2021, 2020 and 2019, respectively, and is recorded in operating expenses. We expect to recognize $20.9 million of amortization expense in fiscal 2022, $20.8 million in fiscal 2023, $20.7 million in each of the fiscal years 2024 and 2025, and $20.0 million in fiscal 2026, respectively. See Note 3, “Acquisitions.”

We completed our annual impairment tests for fiscal 2020 and 2019 with no adjustments to the carrying values of goodwill and indefinite-lived intangible assets. However, our annual impairment tests for fiscal 2021 resulted in our company recording non-cash impairment charges to trademarks for the Static Guard, SnackWell’s, Molly McButter and Farmwise brands of $23.1 million in the aggregate during the fourth quarter of fiscal 2021, which is recorded in “Impairment of intangible assets” in the accompanying consolidated statement of operations for fiscal 2021. We partially impaired the Static Guard and Molly McButter brands, and we fully impaired the SnackWell’s and Farmwise brands, which are being discontinued. Certain Farmwise branded products have been transitioned to the Green Giant brand.

If operating results for the Static Guard and Molly McButter brands continue to deteriorate, or if operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets.”

(7)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	January 1, 2022	January 2, 2021
Revolving credit loans due 2025:
Outstanding principal	$165,000	$235,000
Revolving credit loans, net(1)	165,000	235,000

Tranche B term loans due 2026:
Outstanding principal	671,625	671,625
Unamortized deferred debt financing costs	(5,133)	(6,052)
Unamortized discount	(3,814)	(4,507)
Tranche B term loans due 2026, net	662,678	661,066

5.25% senior notes due 2025:
Outstanding principal	900,000	900,000
Unamortized deferred debt financing costs	(5,619)	(7,348)
Unamortized premium	1,753	2,292
5.25% senior notes due 2025, net	896,134	894,944

5.25% senior notes due 2027:
Outstanding principal	550,000	550,000
Unamortized deferred debt financing costs	(6,053)	(6,924)
5.25% senior notes due 2027, net	543,947	543,076

Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,267,759	2,334,086
(1)	Unamortized deferred debt financing costs related to our revolving credit facility were $3.7 million and $4.6 million as of January 1, 2022 and January 2, 2021, respectively. These amounts are included in other assets in the accompanying consolidated balance sheets.

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

On December 16, 2020, we amended our amended and restated credit agreement, dated as of October 2, 2015, and previously amended on March 30, 2017, November 20, 2017 and October 10, 2019. Among other things, the amendment provides for a $300.0 million add-on tranche B term loan facility, which closed and funded on December 16, 2020. The add-on tranche B term loans were issued at a price equal to 99.00% of their face value. The add-on term loans have the same terms as, and are fungible with, $371.6 million of tranche B term loans. We used the net proceeds of the add-on term loans to repay a portion of the revolving credit facility borrowings used to finance the Crisco acquisition. As of January 1, 2022, $671.6 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2026.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

The December 2020 amendment also increased the revolver capacity from $700.0 million to $800.0 million and extended the maturity date of our revolving credit facility from November 21, 2022 to December 16, 2025. As of January 1, 2022, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.9 million, was $630.1 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period) may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of January 1, 2022, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

January 1, 2022, January 2, 2021 and December 28, 2019

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 1, 2022, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

January 1, 2022, January 2, 2021 and December 28, 2019

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 1, 2022, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for fiscal 2021 or fiscal 2020. Loss on extinguishment of debt for fiscal 2019 includes the write-off of deferred debt financing costs of $1.2 million, relating to the repayment of all outstanding borrowings under the 4.625% senior notes due 2021.

Contractual Maturities. As of January 1, 2022, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2022	$—
2023	—
2024	—
2025	1,065,000
2026	671,625
Thereafter	550,000
Total	$2,286,625

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

Accrued Interest. At January 1, 2022 and January 2, 2021, accrued interest of $20.7 million and $20.9 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of January 1, 2022 and January 2, 2021 were as follows (in thousands):

	January 1, 2022				January 2, 2021
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$165,000		$165,000	(1)	$235,000		$235,000
Tranche B term loans due 2026	667,811	(2)	666,141	(3)	667,118	(2)	665,450	(3)
5.25% senior notes due 2025	901,753	(4)	920,915	(3)	902,292	(4)	931,616	(3)
5.25% senior notes due 2027	$550,000		$567,875	(3)	$550,000		$580,250	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At January 1, 2022 and January 2, 2021, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At January 1, 2022 and January 2, 2021, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during fiscal 2021, 2020 or 2019.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

(9)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for fiscal 2021, 2020 and 2019 were as follows (in thousands):

	Amount Reclassified
	From AOCL			Affected Line Item in the
				Statement Where Net Income
Details about AOCL Components	Fiscal 2021	Fiscal 2020	Fiscal 2019	(Loss) is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	1,648	1,288	861	See (1) below
Accumulated other comprehensive loss before tax	1,648	1,288	861	Total before tax
Tax expense	(403)	(334)	(211)	Income tax expense
Total reclassification	$1,245	$954	$650	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 12, “Pension Benefits,” for additional information.

Changes in AOCL for fiscal 2021, 2020 and 2019 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 29, 2018	$(12,224)	(11,278)	$(23,502)
Other comprehensive (loss) income before reclassifications	(13,187)	4,145	(9,042)
Amounts reclassified from AOCL	650	—	650
Net current period other comprehensive (loss) income	(12,537)	4,145	(8,392)
Balance at December 28, 2019	(24,761)	(7,133)	(31,894)
Other comprehensive loss before reclassifications	(3,824)	(830)	(4,654)
Amounts reclassified from AOCL	954	—	954
Net current period other comprehensive loss	(2,870)	(830)	(3,700)
Balance at January 2, 2021	(27,631)	(7,963)	(35,594)
Other comprehensive income (loss) before reclassifications	17,042	(862)	16,180
Amounts reclassified from AOCL	1,245	—	1,245
Net current period other comprehensive income (loss)	18,287	(862)	17,425
Balance at January 1, 2022	$(9,344)	$(8,825)	$(18,169)

(10)	Income Taxes

The components of income before income tax expense consist of the following (in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
U.S.	$94,953	$160,214	$101,110
Foreign	(1,299)	17,148	4,582
Total	$93,654	$177,362	$105,692

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

Income tax expense consists of the following (in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Current:
Federal	$11,165	$(2,763)	$1,650
State	3,703	2,883	3,872
Foreign	4,154	2,641	3,366
Current income tax expense	19,022	2,761	8,888
Deferred:
Federal	9,760	35,209	19,541
State	1,827	4,582	3,005
Foreign	(4,318)	2,822	(2,131)
Deferred income taxes	7,269	42,613	20,415
Income tax expense	$26,291	$45,374	$29,303

Income tax expense differs from the expected income tax expense (computed by applying the U.S. federal income tax rate of 21% for fiscal 2021, 2020 and 2019, respectively, to income before income tax expense) as a result of the following:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Expected tax expense	21.0%	21.0%	21.0%
Increase (decrease):
State income taxes, net of federal income tax benefit	5.1	3.2	5.2
Foreign income taxes	1.6	1.5	1.4
Permanent differences	0.3	1.3	0.3
Impact on deferred taxes from changes in state tax rates and prior year true-ups	(0.4)	0.7	0.6
Impact of U.S. CARES Act	—	(1.4)	—
Tax credits	(0.2)	(0.6)	(0.3)
Other	0.7	(0.1)	(0.5)
Total	28.1%	25.6%	27.7%

In fiscal 2021, 2020 and 2019, changes in state apportionments, state filings or state tax laws impacted our deferred blended state rate, resulting in a deferred state tax benefit in fiscal 2021 of $0.4 million, a state tax expense in fiscal 2020 of $0.4 million and state tax expense in fiscal 2019 of $0.8 million.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 1,	January 2,
	2022	2021
Deferred tax assets:
Accounts receivable, principally due to allowance	$25	$25
Inventories, principally due to additional costs capitalized for tax purposes	4,225	2,830
Operating lease liabilities	16,688	8,006
Accrued expenses and other liabilities	14,285	13,065
Net operating losses and tax credit carryforwards	4,773	5,196
Interest expense deductions limitation	1,907	57
Unrealized losses	69	77
Gross deferred tax assets	41,972	29,256
Valuation allowances	(2,528)	(2,703)
Deferred tax assets, net	39,444	26,553
Deferred tax liabilities:
Property, plant and equipment	(30,412)	(34,935)
Goodwill and other intangible assets	(284,376)	(261,512)
Prepaid expenses and other assets	(10,629)	(11,589)
Operating lease right-of-use assets	(16,122)	(7,460)
Gross deferred tax liabilities	(341,539)	(315,496)
Net deferred tax liabilities	$(302,095)	$(288,943)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, a valuation allowance of $2.5 million, $2.7 million and $1.7 million was recorded during fiscal 2021, 2020 and 2019, respectively, to record only the portion of the deferred tax asset that management believes is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

At January 1, 2022 and January 2, 2021, we had $0.5 million and $0.8 million, respectively, of reserves for uncertain tax positions, which decreased due to the expiration of certain statutes of limitations, partially offset by additional interest and penalties. Our policy is to classify interest and penalties resulting from income tax uncertainties as income tax expense.

At January 1, 2022 we had intangible assets of $1,164.7 million for tax purposes, which are amortizable through 2035.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

We operate in multiple taxing jurisdictions within the United States, Canada and Mexico and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. At the end of fiscal 2021 we were undergoing an examination by the Commonwealth of Massachusetts of our 2018 and 2019 Massachusetts income tax returns, which examination was completed in January 2022 with a notice of no change. We remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. Fiscal 2016 and subsequent years remain open to examination. As of January 1, 2022, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2018 and forward
United States—States	2017 and forward
Canada	2017 and forward
Mexico	2016 and forward

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

Under FASB ASC Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 28.1%, 25.6% and 27.7% for fiscal 2021, 2020 and 2019, respectively. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act,” was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020 and the limitation reverts back to 30% beginning with fiscal 2021. This modification increased the allowable interest expense deduction and resulted in a net operating loss (NOL) for the year 2019. We were able to carryback the 2019 NOL, fully recognizing the $7.4 million deferred tax asset described above, and received a tax refund of $7.2 million in fiscal 2020. The NOL carryback to the 2014 and 2015 tax years generated a refund of previously paid income taxes at an approximate 35% federal tax rate. This resulted in a benefit related to tax rate differential of $2.6 million in fiscal 2020, $2.3 million of which was recorded as a discrete item in the first quarter of 2020.

If our interest expense deduction becomes limited or if we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. We were not subject to an interest expense deduction limitation in fiscal 2020 but are subject to the limitation in fiscal 2021. In fiscal 2021 our interest expense exceeded 30% of our adjusted taxable income and this limitation resulted in an increase to our taxable income of $7.8 million, and we accordingly established a deferred tax asset of $1.9 million without a valuation allowance. Beginning with fiscal 2022, our adjusted taxable income as computed for purpose of the interest expense deduction limitation will be computed after any deduction allowable for depreciation and amortization. As a result, we expect our adjusted taxable income (used to compute the limitation) to further decrease and that we will be subject to the interest expense deduction limitation in

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

fiscal 2022 and future years. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our 2021, 2020 or 2019 tax rates.

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

Stock Repurchase Program. On March 9, 2021, our board of directors authorized an extension of our stock repurchase program from March 15, 2021 to March 15, 2022. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. We did not repurchase any shares of common stock during fiscal 2021. Therefore, as of January 1, 2022, we had $50.0 million available for future repurchases of common stock under the stock repurchase program.

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

During fiscal 2021, we sold 3,695,706 shares of our common stock under the ATM equity offering program. We generated $112.5 million in gross proceeds, or $30.44 per share, from the sales and paid commissions to the sales agents of approximately $2.2 million and incurred other fees and expenses of approximately $0.4 million.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

Future sales of shares, if any, under the ATM equity offering program will be made by means of transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including block trades and sales made in ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices. The timing and amount of any sales will be determined by a variety of factors considered by us.

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2021 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes. We intend to use the net proceeds from any future sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

(12)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of January 1, 2022, we had four company-sponsored defined benefit pension plans covering approximately 32.7% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans.

The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used January 1, 2022 and January 2, 2021 measurement dates for fiscal 2021 and 2020, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost (in thousands):

	January 1,	January 2,
	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$204,242	$175,364
Actuarial (gain) loss(1)	(12,527)	19,306
Service cost	10,434	8,622
Interest cost	4,847	5,345
Benefits paid	(5,134)	(4,395)
Projected benefit obligation at end of year	201,862	204,242
Change in plan assets:
Fair value of plan assets at beginning of year	169,221	139,289
Actual return on plan assets	20,985	23,327
Employer contributions	2,500	11,000
Benefits paid	(5,134)	(4,395)
Fair value of plan assets at end of year	187,572	169,221
Net amount recognized:
Other assets	2,071	587
Other long-term liabilities	(16,361)	(35,608)
Funded status at the end of the year	(14,290)	(35,021)
Amount recognized in accumulated other comprehensive loss consists of:
Actuarial loss	(16,087)	(40,308)
Deferred taxes	6,743	12,677
Accumulated other comprehensive loss	$(9,344)	$(27,631)
(1)	Actuarial (gain) loss primarily reflects changes in discount rates.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

The accumulated benefit obligations of these plans were $189.5 million and $190.6 million at January 1, 2022 and January 2, 2021, respectively. The following information presents a summary of pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets (in thousands):

	January 1,	January 2,
	2022	2021
Accumulated benefit obligation	$108,775	$184,278
Fair value of plan assets	104,757	162,267

Projected benefit obligation	121,117	197,875
Fair value of plan assets	$104,757	$162,267

The assumptions used in the measurement of our benefit obligation as of January 1, 2022 and January 2, 2021 are shown in the following table:

	January 1,	January 2,
	2022	2021
Discount rate	2.62 - 2.78%	2.23 - 2.46%
Rate of compensation increase	3.00%	3.00%
Expected long-term rate of return	7.00%	6.50%

The discount rate used to determine year-end fiscal 2021 and fiscal 2020 pension benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the FTSE Pension Discount Curve (formerly known as the Citigroup Pension Discount Curve). This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

Net periodic pension cost includes the following components (in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Service cost—benefits earned during the period	$10,434	$8,622	$7,140
Interest cost on projected benefit obligation	4,847	5,345	5,734
Expected return on plan assets	(10,939)	(9,187)	(7,750)
Amortization of unrecognized loss	1,648	1,288	861
Net periodic pension cost	$5,990	$6,068	$5,985

The following table sets forth the changes in amounts recorded in accumulated other comprehensive income (loss) for fiscal 2021, 2020 and 2019, respectively (in thousands):

Changes in amounts recorded in accumulated other comprehensive income (loss):	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net gain/(loss)	$22,573	$(5,167)	$(17,504)
Amortization of unrecognized loss	1,648	1,288	861
Total recorded in other comprehensive income (loss)	$24,221	$(3,879)	$(16,643)

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

The asset allocation for our pension plans at January 1, 2022 and January 2, 2021, and the target allocation for fiscal 2021, by asset category, follows:

		Percentage of Plan
		Assets at Year End
	Target	January 1,	January 2,
Asset Category	Allocation	2022	2021
Equity securities	70%	64%	65%
Fixed income securities	30%	32%	31%
Other	—%	4%	4%
Total	100%	100%	100%

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

The fair values of our pension plan assets at January 1, 2022 and January 2, 2021, utilizing the fair value hierarchy discussed in Note 8, “Fair Value Measurements” follow (in thousands):

	January 1, 2022		January 2, 2021
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$6,692	$—	$6,847	$—
Equity securities:
U.S. mutual funds	19,156	—	60,630	—
Foreign mutual funds	25,182	—	15,328	—
U.S. common stocks	74,981	—	33,349	—
Foreign common stocks	864	—	1,231	—
Fixed income securities:
U.S. mutual funds	60,697	—	51,836	—
Total fair value of pension plan assets	$187,572	$—	$169,221	$—

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $75.0 million of U.S. common stocks in the investment portfolio at January 1, 2022, $12.2 million was invested in B&G Foods’ common stock. Of the $33.3 million of U.S. common stocks in the investment portfolio at January 2, 2021, $11.0 million was invested in B&G Foods’ common stock.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

As of January 1, 2022, pension plan benefit payments were expected to be as follows (in thousands):

Pension Plan Benefit Payments
Fiscal year:
2022	$5,215
2023	5,557
2024	5,972
2025	6,473
2026	7,166
2027 to 2031	$44,306

We expect to make $2.5 million of contributions to our company-sponsored defined benefit pension plans during fiscal 2022.

We also sponsor defined contribution plans covering substantially all of our employees. Employees may contribute to these plans and these contributions are matched by us at varying amounts. Contributions for the matching component of these plans amounted to $3.8 million, $2.8 million and $1.9 million for fiscal 2021, 2020 and 2019, respectively.

Multi-Employer Defined Benefit Pension Plan. Prior to the closure of our Portland, Maine manufacturing facility during the fourth quarter of 2021, we also contributed to the Bakery and Confectionery Union and Industry International Pension Fund (EIN 52-6118572, Plan No. 001), a multi-employer defined benefit pension plan, sponsored by the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (BCTGM) on behalf of certain employees at the Portland, Maine facility. The plan provides multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated BCTGM local unions.

B&G Foods made contributions to the plan of $0.6 million, $1.0 million and $0.9 million in fiscal 2021, 2020 and 2019, respectively. In addition, we paid surcharges of approximately $0.3 million, $0.4 million and $0.3 million in each of fiscal 2021, 2020 and 2019, respectively. These contributions represented less than five percent of total contributions made to the plan.

In connection with the closure and pending sale of the Portland manufacturing facility, we withdrew from participation in the plan, which requires us to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. Accordingly, we have reflected the present value of such payments amounting to $13.9 million as a liability on our consolidated balance sheet.

For more information about the closure and pending sale of the Portland manufacturing facility, see Note 18, “Assets Held for Sale and Related Severance and Other Expenses.”

(13)	Leases

Operating Leases. We adopted Accounting Standards Codification (ASC) Topic 842 at the beginning of the first quarter of 2019 and recognized an operating right-of-use (ROU) asset of $39.6 million and operating lease liabilities of $42.6 million at inception. As a result of the Crisco acquisition, we recognized $1.6 million of operating lease right-of-use assets and $1.6 million of lease liabilities as of the date of acquisition of December 1, 2020. As a result of the Clabber Girl acquisition, we recognized $7.9 million of operating lease right-of-use assets and $8.3 million of lease liabilities as of the date of acquisition on May 15, 2019. Operating leases are included in the accompanying consolidated balance sheets in the following line items:

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

	January 1,	January 2,
	2022	2021
Right-of-use assets:
Operating lease right-of-use assets	$65,166	$32,216

Operating lease liabilities:
Current portion of operating lease liabilities	$12,420	$11,034
Long-term operating lease liabilities, net of current portion	55,607	23,959
Total operating lease liabilities	$68,027	$34,993

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

The following table shows supplemental information related to leases:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$13,887	$12,420	$11,670

The components of lease costs were as follows:
Cost of goods sold	$4,792	$4,055	$3,508
Selling, general and administrative expenses	9,180	7,904	7,888
Total lease costs	$13,972	$11,959	$11,396

Total rent expense was $16.1 million, $14.9 million and $13.4 million, including the operating lease costs of $14.0 million, $12.0 million and $11.4 million stated above, for fiscal 2021, 2020 and 2019, respectively.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	January 1,	January 2,
	2022	2021
Weighted average remaining lease term (years)	5.5	4.8
Weighted average discount rate	2.61%	3.94%

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

As of January 1, 2022, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2022	$13,994
2023	13,839
2024	12,984
2025	12,599
2026	9,198
Thereafter	10,274
Total undiscounted future minimum lease payments	72,888
Less: Imputed interest	(4,861)
Total present value of future operating lease liabilities	$68,027

(14)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2021, 2020 or 2019 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of January 1, 2022, 1,720 of our 2,847 employees, or approximately 60.4%, were covered by collective bargaining agreements. As of the date of this report, none of our collective bargaining agreements are scheduled to expire in the next twelve months.

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

Annual Bonus Plan. Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company’s attainment of pre-set annual financial objectives and individual performance. Awards are normally paid in cash in a lump sum following the close of each plan year. At January 1, 2022 and January 2, 2021, accrued expenses in the accompanying consolidated balance sheets include an accrual for the annual bonus of $2.0 million and $14.8 million respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

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

The Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. The total number of shares available for issuance under the Omnibus Plan is 4,500,000, of which 1,349,384 were available for future issuance as of January 1, 2022. Some of those shares are subject to outstanding performance share LTIAs and stock options as described in the table below.

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

Each performance share LTIA has a threshold, target and maximum payout. The awards are settled based upon our performance over the applicable performance period. For the performance share LTIAs granted to date, the applicable performance metric is and has been “excess cash” (as defined in the award agreements). If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant to the awards. If our performance meets or exceeds the performance threshold, then a varying amount of shares from the threshold amount (50% of the target number of shares) up to the maximum amount (200% or 233.333%, as applicable, of the target number of shares) may be earned.

Subject to the performance goal for the applicable performance period being certified in writing by our compensation committee as having been achieved, shares of common stock are issued prior to March 15 following the completion of the performance period.

The following table details the activity in our performance share LTIAs for fiscal 2021:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2021	986,223	$15.56
Granted	450,104	$28.71
Vested	(86,523)	$21.36
Forfeited	(209,423)	$16.82
End of fiscal 2021	1,140,381	$20.08
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% or 233.333%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

Restricted Stock. The following table details the activity in our restricted stock for fiscal 2021:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Beginning of fiscal 2021	97,359	$18.22
Granted	38,098	$32.86
Vested	(59,867)	$19.30
Forfeited	(1,129)	$22.72
End of fiscal 2021	74,461	$24.78
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

Stock Options. The following table details our stock option activity for fiscal 2021 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2021	1,030,667	$31.41	5.50	$591
Granted	327,592	$32.56
Exercised	(467,152)	$31.71
Forfeited	(37,627)	$26.80
Expired	(64,254)	$32.41
Outstanding at end of fiscal 2021	789,226	$31.86	7.03	$1,245
Exercisable at end of fiscal 2021	542,315	$30.98	5.93	$1,235

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during fiscal 2021 and fiscal 2020 were as follows:

	Fiscal 2021	Fiscal 2020
Weighted average grant date fair value	$6.03	$4.51
Expected volatility	36.0% - 38.8%	45.4%
Expected term	5.0 - 6.5 years	5.5 years
Risk-free interest rate	0.9% - 1.1%	0.4%
Dividend yield	5.6% - 6.6%	7.9%

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

The following table details the net number of shares of common stock issued by our company during fiscal 2021, 2020 and 2019 for share-based compensation:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Number of performance shares vested	86,523	—	102,893
Shares withheld for tax withholding	(35,281)	—	(36,965)
Shares of common stock issued for performance share LTIAs	51,242	—	65,928
Shares of common stock issued upon the exercise of stock options	467,152	88,291	—
Shares of common stock issued to non-employee directors for annual equity grants	39,251	47,292	45,848
Shares of restricted common stock issued to employees	38,098	76,440	32,059
Shares of restricted stock cancelled for tax withholding upon vesting	(21,528)	(3,813)	—
Shares of restricted stock cancelled upon forfeiture	(1,129)	—	—
Net shares of common stock issued	573,086	208,210	143,835

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants, and other share-based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2021	Fiscal 2020	Fiscal 2019
Compensation expense included in cost of goods sold	$910	$2,165	$307
Compensation expense included in selling, general and administrative expenses	4,473	8,453	2,287
Total compensation expense for share-based payments	$5,383	$10,618	$2,594

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

As of January 1, 2022, there was $1.1 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized in fiscal 2022, $1.2 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.5 fiscal years, and $1.3 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.4 fiscal years.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

(16)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Brand(1):
Green Giant - frozen	$353,038	$410,645	$363,240
Crisco(2)	293,411	27,792	—
Spices & Seasonings(3)	269,525	261,495	249,374
Ortega	151,168	158,267	140,444
Green Giant - shelf stable(4)	145,367	175,679	124,706
Maple Grove Farms of Vermont	81,186	76,665	70,557
Clabber Girl(5)	79,576	97,508	53,638
Dash	72,641	72,244	58,781
Cream of Wheat	67,304	72,824	59,893
All other brands	543,048	614,790	539,781
Total	$2,056,264	$1,967,909	$1,660,414
(1)	Table includes net sales for each of our brands whose net sales for fiscal 2021 or fiscal 2020 equaled or exceeded 3% of our total net sales for those periods and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	We completed the Crisco acquisition on December 1, 2020. See Note 3, “Acquisitions.”
(3)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(4)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(5)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes. See Note 3, “Acquisitions.”

(17)	Workforce Reduction, Retirement and Separation Expenses

Workforce Reduction Expenses. During fiscal 2019, we implemented a reduction in workforce. During fiscal 2019, we recorded charges of approximately $2.4 million related to the workforce reduction. Substantially all of these charges have resulted in cash payments, of which approximately $0.1 million, $0.8 million and $1.5 million were made during fiscal 2021, 2020, and 2019, respectively.

Retirement Expenses. We entered into retirement agreements with two of our former executive vice presidents during the first quarter of 2019. The retirement and other benefits payable under the agreements are included in the estimated charges set forth above.

Separation of Former President and Chief Executive Officer. During the fourth quarter of 2020, we recorded separation costs of $4.2 million for severance and other benefits payable pursuant to the terms of a separation agreement entered into in November 2020 with our former president and chief executive officer. Of this amount, approximately $1.7 million has resulted in cash payments, $1.6 million of which was paid in fiscal 2021. The remaining $2.5 million of separation costs relate to share-based compensation expense for shares that have vested in fiscal 2021 or may vest at the end of fiscal 2022 if certain company performance goals are achieved.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 1, 2022, January 2, 2021 and December 28, 2019

(18)	Assets Held for Sale and Related Severance and Other Expenses

On August 30, 2021, we entered into an agreement to sell our Portland, Maine manufacturing facility and 13.5 acre property. The transition of manufacturing operations from the Portland facility to third-party co-manufacturing facilities and existing B&G Foods manufacturing facilities is expected to be completed during the first quarter of 2022. The sale, which is subject to customary closing conditions, is expected to close toward the end of the first quarter of 2022.

There were approximately 86 employees at the Portland manufacturing facility. We offered all eligible employees severance and career transition support. During fiscal 2021, we recorded a charge of $16.2 million, including $13.9 million for a multi-employer pension plan withdrawal liability and $2.3 million for severance payments to the affected employees and other expenses. All severance payments were made in fiscal 2021. See Note 12, “Pension Benefits—Multi-Employer Defined Benefit Pension Plan.”

The following table sets forth the assets held for sale at January 1, 2022 relating to the pending sale of the Portland facility (in thousands):

January 1, 2022
Property, plant and equipment, net	$3,756
Less: Deposit for assets held for sale	(500)
Assets held for sale	$3,256

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to
	beginning of	costs and	other accounts—	Deductions—		Balance at
Description	year	expenses	describe	describe		end of year
Fiscal year ended December 28, 2019:
Allowance for doubtful accounts and discounts	$1,851	$219	—	$276	(a)	$1,794
Fiscal year ended January 2, 2021:
Allowance for doubtful accounts and discounts	$1,794	$20	—	$75	(a)	$1,739
Fiscal year ended January 1, 2022:
Allowance for doubtful accounts and discounts	$1,739	$299	—	$41	(a)	$1,997
(a)	Represents bad-debt write-offs.

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

Based on our evaluation under the framework of Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at January 1, 2022. The effectiveness of our internal control over financial reporting as of January 1, 2022 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Changes in Internal Control over Financial Reporting.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change in our internal control over financial reporting occurred during the last quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change in our internal control over financial reporting during the last quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We transitioned the spices & seasonings business that we acquired in late 2016 to a new enterprise resource planning (ERP) system during the third quarter of 2017. Implementation, integration and transition efforts for the remainder of our business (other than our Mexican operations) continued thereafter and was substantially completed during the second quarter of 2019. We continued to implement additional modules and transition recently acquired businesses to the ERP system during fiscal 2020 and fiscal 2021. In connection with the implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of the implementation, integration and transition. To date, the implementation, integration and transition have not materially affected our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Corporate Governance,” “Proposal 1—Election of Directors,” “Our Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement to be filed on or before May 2, 2022, relating to the 2022 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” included in our definitive proxy statement to be filed on or before May 2, 2022, relating to the 2022 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of January 1, 2022, relating to the Omnibus Incentive Compensation Plan, which was approved by our stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
	warrants and rights		warrants and rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,929,607	(1)	$31.86	(2)	(580,223)	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,929,607	(1)	$31.86	(2)	(580,223)	(1)
(1)	Includes 789,226 stock options and 1,140,381 performance share LTIAs outstanding as of January 1, 2022, under the Omnibus Incentive Compensation Plan. For purposes of this table, performance share LTIAs include the maximum number of shares (i.e., 200% or 233.333% of the target number of shares) of common stock that, as of January 1, 2022, may be issued under the Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance-based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan. As a result, columns (a) and (c) overstate the expected dilution.
(2)	Reflects the weighted average exercise price of 789,226 stock options outstanding as of January 1, 2022 under the Omnibus Incentive Compensation Plan. The 1,140,381 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

The remaining information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before May 2, 2022 relating to the 2022 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement to be filed on or before May 2, 2022, relating to the 2022 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm Fees” included in our definitive proxy statement to be filed on or before May 2, 2022, relating to the 2022 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

	(1) Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report:
		Page
	Reports of Independent Registered Public Accounting Firm	54

	Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021	57

	Consolidated Statements of Operations for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019	58

	Consolidated Statements of Comprehensive Income for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019	59

	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019	60

	Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2022, January 2, 2021 and December 28, 2019	61

	Notes to Consolidated Financial Statements	62

	(2) Financial Statement Schedule. The following financial statement schedule is included in Part II, Item 8 of this report:

	Schedule II—Schedule of Valuation and Qualifying Accounts	92

	(3) Exhibits

EXHIBIT NO.	DESCRIPTION

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

10.1

Fourth Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of December 16, 2020, to the Amended and Restated Credit Agreement, dated as of October 2, 2015, as amended, and the Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., as borrower, the subsidiaries of B&G Foods, Inc. from time to time party thereto as guarantors, the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent for the lenders and as collateral agent for the secured parties (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on December 16, 2020, and incorporated by reference herein)

10.2

Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., B&G Foods North America, Inc., and each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION
10.3

Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)

10.4

First Amendment to Amended and Restated Employment Agreement, dated March 10, 2020, between B&G Foods, Inc. and Scott E. Lerner (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on March 11, 2020, and incorporated by reference herein)

10.5

Employment Agreement, dated as of January 4, 2016, between Eric H. Hart and B&G Foods, Inc. (Filed as Exhibit 10.9 to B&G Foods’ Annual Report on Form 10-K filed on March 2, 2016, and incorporated by reference herein)

10.6

Employment Agreement, dated as of August 1, 2017, between Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods Quarterly Report on Form 10-Q filed on November 3, 2017, and incorporated herein by reference)

10.7

First Amendment to Employment Agreement, dated as of November 6, 2017, between, Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on November 7, 2017, and incorporated by reference herein)

10.8

Separation Agreement and General Release, dated as of November 15, 2020, between Kenneth G. Romanzi and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on November 16, 2020, and incorporated by reference herein)

10.9

Employment Agreement, dated as of February 26, 2019, between Erich A. Fritz and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.10

Employment Agreement, dated as of February 26, 2019, between Jordan E. Greenberg and B&G Foods, Inc. (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.11

Employment Agreement, dated as of February 26, 2019, between Ellen M. Schum and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.12

Offer Letter, dated as of November 15, 2020, between David L. Wenner and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on November 16, 2020, and incorporated by reference herein)

10.13

Employment Agreement, dated as of May 11, 2021, between Kenneth C. “Casey” Keller and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8 K filed on May 12, 2021, and incorporated by reference herein)

10.14

B&G Foods, Inc. Omnibus Incentive Compensation Plan, as amended and restated on May 23, 2017 (Filed as Annex A to B&G Foods’ Definitive Proxy Statement on Schedule 14A, filed on April 6, 2017, and incorporated by reference herein)

10.15

Form of B&G Foods, Inc. Performance Share Long-Term Incentive Award Agreement (Filed as Exhibit 10.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION
10.16

Form of B&G Foods, Inc. Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.2 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.17

Form of B&G Foods, Inc. Non-Employee Director Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.3 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.18	Form of B&G Foods, Inc. Restricted Stock Award Agreement (Filed as Exhibit 10.4 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

21.1	Subsidiaries of B&G Foods, Inc. (Filed as Exhibit 21.1 to B&G Foods’ Annual Report on Form 10-K filed on February 26, 2020, and incorporated by reference herein)

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer

101

The following financial information from B&G Foods’ Annual Report for the fiscal year ended January 1, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 1, 2022, formatted in iXBRL and contained in Exhibit 101

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 1, 2022	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha
Executive Vice President of Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stephen C. Sherrill	Chairman of the Board of Directors	March 1, 2022
Stephen C. Sherrill

/s/ Kenneth C. Keller	President, Chief Executive Officer and Director	March 1, 2022
Kenneth C. Keller	(Principal Executive Officer)

/s/ Bruce C. Wacha	Executive Vice President of Finance and Chief Financial Officer	March 1, 2022
Bruce C. Wacha	(Principal Financial Officer)

/s/ Michael D. Adasczik	Vice President of Finance and Chief Accounting Officer	March 1, 2022
Michael D. Adasczik	(Principal Accounting Officer)

/s/ DeAnn L. Brunts	Director	March 1, 2022
DeAnn L. Brunts

/s/ Debra Martin Chase	Director	March 1, 2022
Debra Martin Chase

/s/ Charles F. Marcy	Director	March 1, 2022
Charles F. Marcy

/s/ Robert D. Mills	Director	March 1, 2022
Robert D. Mills

/s/ Dennis M. Mullen	Director	March 1, 2022
Dennis M. Mullen

/s/ Cheryl M. Palmer	Director	March 1, 2022
Cheryl M. Palmer

/s/ Alfred Poe	Director	March 1, 2022
Alfred Poe

/s/ David L. Wenner	Director	March 1, 2022
David L. Wenner