Form 10-Q
period 2022-04-02
B&G Foods, Inc.
filed 2022-05-05
CIK 1278027

As filed with the Securities and Exchange Commission on May 5, 2022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2022 or

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

As of April 29, 2022, the registrant had 68,884,970 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	the ultimate impact the COVID-19 pandemic will have on our business, which will depend on many factors, including, without limitation,
o	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
o	the duration of social distancing and stay-at-home and work-from-home mandates, policies and recommendations, and whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America; and
o	the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits;
●	our substantial leverage;
●	the effects of rising costs for commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;
●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the Infrastructure Investment and Jobs Act, U.S. Tax Cuts and Jobs Act and the U.S. CARES Act, and any future tax reform or legislation; for example, President Joe Biden has set forth several tax proposals that may affect B&G Foods;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;

- ii -

●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
●	future impairments of our goodwill and intangible assets;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	our ability to successfully transition the operations of our Portland, Maine manufacturing facility to third-party co-manufacturing facilities and existing B&G Foods manufacturing facilities without significant disruption in production or customer service, and our ability to achieve anticipated productivity improvements and cost savings;
●	other factors that affect the food industry generally, including:
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
●	other factors discussed elsewhere in this report and in our other public filings with the Securities and Exchange Commission (SEC), including under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on March 1, 2022, and Part, II, Item 1A, “Risk Factors,” in this report.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 2,	January 1,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$41,470	$33,690
Trade accounts receivable, net	164,190	145,281
Inventories	612,768	609,794
Assets held for sale	—	3,256
Prepaid expenses and other current assets	40,307	38,151
Income tax receivable	1,137	4,284
Total current assets	859,872	834,456

Property, plant and equipment, net of accumulated depreciation of $347,107 and $364,182 as of April 2, 2022 and January 1, 2022, respectively	334,187	341,471
Operating lease right-of-use assets	63,330	65,166
Goodwill	644,949	644,871
Other intangible assets, net	1,922,090	1,927,119
Other assets	7,081	6,916
Deferred income taxes	7,842	8,546
Total assets	$3,839,351	$3,828,545

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$152,309	$129,861
Accrued expenses	47,719	66,901
Current portion of operating lease liabilities	13,502	12,420
Income tax payable	2,093	2,557
Dividends payable	32,721	32,548
Total current liabilities	248,344	244,287

Long-term debt	2,281,195	2,267,759
Deferred income taxes	312,604	310,641
Long-term operating lease liabilities, net of current portion	52,628	55,607
Other liabilities	30,614	29,997
Total liabilities	2,925,385	2,908,291
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 68,885,801 and 68,521,651 shares issued and outstanding as of April 2, 2022 and January 1, 2022, respectively	689	685
Additional paid-in capital	—	3,547
Accumulated other comprehensive loss	(15,469)	(18,169)
Retained earnings	928,746	934,191
Total stockholders’ equity	913,966	920,254
Total liabilities and stockholders’ equity	$3,839,351	$3,828,545

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Net sales	$532,407	$505,134
Cost of goods sold	431,119	387,340
Gross profit	101,288	117,794

Operating (income) and expenses:
Selling, general and administrative expenses	46,840	50,379
Amortization expense	5,223	5,436
Gain on sales of assets	(7,099)	—
Operating income	56,324	61,979

Other income and expenses:
Interest expense, net	26,802	26,969
Other income	(1,839)	(1,091)
Income before income tax expense	31,361	36,101
Income tax expense	7,705	9,223
Net income	$23,656	$26,878

Weighted average shares outstanding:
Basic	68,630	64,583
Diluted	69,017	65,210

Earnings per share:
Basic	$0.34	$0.42
Diluted	$0.34	$0.41

Cash dividends declared per share	$0.475	$0.475

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Net income	$23,656	$26,878

Other comprehensive income (loss):
Foreign currency translation adjustments	2,679	(496)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	21	334
Other comprehensive income (loss)	2,700	(162)
Comprehensive income	$26,356	$26,716

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of April 2, 2022

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at January 1, 2022	68,521,651	$685	$3,547	$(18,169)	$934,191	$920,254
Foreign currency translation	—	—	—	2,679	—	2,679
Change in pension benefit (net of $7 of income taxes)	—	—	—	21	—	21
Net income	—	—	—	—	23,656	23,656
Share-based compensation	—	—	791	—	—	791
Net issuance of common stock for share-based compensation	261,014	3	(3,707)	—	—	(3,704)
Cancellation of restricted stock for tax withholding upon vesting	(10,871)	—	(298)	—	—	(298)
Cancellation of restricted stock upon forfeiture	(573)	—	—	—	—	—
Issuance of common stock in ATM offering	112,353	1	3,227	—	—	3,228
Stock options exercised	2,227	—	60	—	—	60
Dividends declared on common stock, $0.475 per share	—	—	(3,620)	—	(29,101)	(32,721)
Balance at April 2, 2022	68,885,801	$689	$—	$(15,469)	$928,746	$913,966

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Cash flows from operating activities:
Net income	$23,656	$26,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,825	20,291
Amortization of operating lease right-of-use assets	3,860	3,158
Amortization of deferred debt financing costs and bond discount/premium	1,169	1,141
Deferred income taxes	2,913	6,188
Gain on sales of assets	(7,113)	(26)
Share-based compensation expense	1,090	723
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(18,710)	(3,222)
Inventories	(1,578)	(4,295)
Prepaid expenses and other current assets	(1,736)	5,041
Income tax receivable/payable	2,634	2,334
Other assets	(405)	(145)
Trade accounts payable	22,707	6,462
Accrued expenses	(23,723)	(40,100)
Other liabilities	642	1,592
Net cash provided by operating activities	25,231	26,020

Cash flows from investing activities:
Capital expenditures	(7,129)	(11,785)
Proceeds from sales of assets	10,310	38
Net cash provided by (used in) investing activities	3,181	(11,747)

Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(67,500)	(50,000)
Borrowings under revolving credit facility	80,000	45,000
Proceeds from issuance of common stock, net	3,234	—
Dividends paid	(32,548)	(30,520)
Proceeds from exercise of stock options	60	14,052
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(4,001)	(1,706)
Payments of debt financing costs	—	(275)
Net cash used in financing activities	(20,755)	(23,449)

Effect of exchange rate fluctuations on cash and cash equivalents	123	122
Net increase (decrease) in cash and cash equivalents	7,780	(9,054)

Cash and cash equivalents at beginning of period	33,690	52,182
Cash and cash equivalents at end of period	$41,470	$43,128

Supplemental disclosures of cash flow information:
Cash interest payments	$44,411	$44,577
Cash income tax payments	$2,148	$682
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$32,721	$30,757
Accruals related to purchases of property, plant and equipment	$1,461	$1,059
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,592	$1,586

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

(2)	Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. Generally, in a 53-week fiscal year our fourth fiscal quarter contains 14 weeks. Our fiscal year ending December 31, 2022 (fiscal 2022) and our fiscal year ended January 1, 2022 (fiscal 2021) each contains 52 weeks. Each quarter of fiscal 2022 and 2021 contains 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended April 2, 2022 (first quarter of 2022) and April 3, 2021 (first quarter of 2021) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of April 2, 2022, and the results of our operations, comprehensive income, changes in stockholders’ equity and cash flows for the first quarter of 2022 and 2021. Our results of operations for the first quarter of 2022 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2021 filed with the SEC on March 1, 2022 (which we refer to as our 2021 Annual Report on Form 10-K).

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

Accounting Standards Adopted in Fiscal 2022 or Fiscal 2021

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

Recently Issued Accounting Standards – Pending Adoption

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

In March 2020, the FASB issued a new ASU which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR, which is set to cease after June 30, 2023. The update may be applied as of the beginning of the interim period that includes March 12, 2020 through December 31, 2022. We currently expect to adopt the standard during fiscal 2022. We are in the process of evaluating the impact of the adoption of this ASU. LIBOR is used to determine interest under our revolving credit facility and our tranche B term loans due 2026. Currently, however, we do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

(3)	Acquisitions

We did not complete any acquisitions during fiscal 2021 or the first quarter of 2022.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Inventories consist of the following, as of the dates indicated (in thousands):

	April 2, 2022	January 1, 2022
Raw materials and packaging	$105,443	$94,799
Work-in-process	113,126	145,102
Finished goods	394,199	369,893
Inventories	$612,768	$609,794

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	April 2, 2022			January 1, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$4,042	$2,758	$6,800	$3,929	$2,871
Customer relationships	406,991	172,972	234,019	406,963	167,860	239,103
Total finite-lived intangible assets	$413,791	$177,014	$236,777	$413,763	$171,789	$241,974

Indefinite-Lived Intangible Assets
Goodwill	$644,949			$644,871
Trademarks	$1,685,313			$1,685,145

Amortization expense associated with finite-lived intangible assets was $5.2 million and $5.4 million for the first quarter of 2022 and the first quarter of 2021, respectively, and is recorded in operating expenses. We expect to recognize an additional $15.7 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2022, and thereafter $20.8 million of amortization expense in fiscal 2023, $20.7 million in each of fiscal 2024 and fiscal 2025, $20.0 million in fiscal 2026, and $15.2 million in fiscal 2027.

We did not recognize any impairment charges for indefinite-lived intangible assets for the first quarter of 2022 or 2021. If, however, operating results for any of our brands, including recently impaired brands and newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2021 Annual Report on Form 10-K.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	April 2, 2022	January 1, 2022
Revolving credit loans	$177,500	$165,000
Tranche B term loans due 2026	671,625	671,625
5.25% senior notes due 2025	900,000	900,000
5.25% senior notes due 2027	550,000	550,000
Unamortized deferred debt financing costs	(15,911)	(16,805)
Unamortized discount/premium	(2,019)	(2,061)
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,281,195	2,267,759

As of April 2, 2022, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2022 remaining	$—
2023	—
2024	—
2025	1,077,500
2026	671,625
Thereafter	550,000
Total	$2,299,125

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

On December 16, 2020, we amended our amended and restated credit agreement, dated as of October 2, 2015, and previously amended on March 30, 2017, November 20, 2017 and October 10, 2019. Among other things, the amendment provides for a $300.0 million add-on tranche B term loan facility, which closed and funded on December 16, 2020. The add-on tranche B term loans were issued at a price equal to 99.00% of their face value. The add-on term loans have the same terms as, and are fungible with, $371.6 million of tranche B term loans. We used the net proceeds of the add-on term loans to repay a portion of the revolving credit facility borrowings used to finance the Crisco acquisition. As of April 2, 2022, $671.6 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2026.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

The December 2020 amendment also increased the revolver capacity from $700.0 million to $800.0 million and extended the maturity date of our revolving credit facility from November 21, 2022 to December 16, 2025. As of April 2, 2022, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.6 million, was $617.9 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. Our consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period) may not exceed 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of April 2, 2022, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of April 2, 2022, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of April 2, 2022, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Accrued Interest. At April 2, 2022 and January 1, 2022, accrued interest of $1.9 million and $20.7 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of April 2, 2022 and January 1, 2022 were as follows (in thousands):

	April 2, 2022				January 1, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$177,500		$177,500	(1)	$165,000		$165,000	(1)
Tranche B term loans due 2026	667,988	(2)	653,793	(3)	667,811	(2)	666,141	(3)
5.25% senior notes due 2025	901,618	(4)	885,840	(3)	901,753	(4)	920,915	(3)
5.25% senior notes due 2027	$550,000		$523,875	(3)	$550,000		$567,875	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At April 2, 2022 and January 1, 2022, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At April 2, 2022 and January 1, 2022, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the first quarter of 2022 or 2021.

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the first quarter of 2022 and 2021 were as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Affected Line Item in
	April 2,	April 3,	the Statement Where
Details about AOCL Components	2022	2021	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	$28	$442	See (1) below
Accumulated other comprehensive loss before tax	28	442	Total before tax
Tax expense	(7)	(108)	Income tax expense
Total reclassification	$21	$334	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first quarter of 2022 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 1, 2022	$(9,344)	$(8,825)	$(18,169)
Other comprehensive income before reclassifications	—	2,679	2,679
Amounts reclassified from AOCL	21	—	21
Net current period other comprehensive income	21	2,679	2,700
Balance at April 2, 2022	$(9,323)	$(6,146)	$(15,469)

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)Stockholders’ Equity

Stock Repurchase Program. On March 9, 2021, our board of directors authorized an extension of our stock repurchase program from March 15, 2021 to March 15, 2022. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million.

We did not repurchase any shares of our common stock during the first quarter of 2022 or the first quarter of 2021. The stock repurchase program authorization expired on March 15, 2022.

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

During fiscal 2021, we sold 3,965,706 shares of our common stock under the ATM equity offering program. We generated $112.5 million in gross proceeds, or $30.44 per share, from the sales and paid commissions to the sales agents of approximately $2.2 million and incurred other fees and expenses of approximately $0.4 million. During the first quarter of 2021, we did not sell any shares of our common stock under the ATM equity offering program.

During the first quarter of 2022, we sold 112,353 shares of our common stock under the ATM equity offering program. We generated $3.3 million in gross proceeds, or $29.37 per share, from the sales and paid commissions to the sales agents of approximately $0.1 million.

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

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2021 and the first quarter of 2022 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes. We intend to use the net proceeds from any future sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of April 2, 2022, we had four company-sponsored defined benefit pension plans covering approximately 31% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the first quarter of 2022 and 2021 includes the following components (in thousands):

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Service cost—benefits earned during the period	$2,296	$2,626
Interest cost on projected benefit obligation	1,371	1,225
Expected return on plan assets	(3,237)	(2,757)
Amortization of unrecognized loss	28	442
Net periodic pension cost	$458	$1,536

During the first quarter of 2022 and 2021, we did not make any contributions to our company-sponsored defined benefit pension plans. During the remainder of fiscal 2022, we expect to make approximately $2.5 million of contributions.

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

B&G Foods made contributions to the plan of approximately $0.2 million during the first quarter of 2021. These contributions represented less than five percent of total contributions made to the plan.

In connection with the closure and sale of the Portland, Maine manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. Accordingly, we have reflected the present value of such payments amounting to $13.9 million as a liability on our unaudited consolidated balance sheet.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)	Leases

Operating Leases. Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items:

	April 2,	January 1,
	2022	2022
Right-of-use assets:
Operating lease right-of-use assets	$63,330	$65,166

Operating lease liabilities:
Current portion of operating lease liabilities	$13,502	$12,420
Long-term operating lease liabilities, net of current portion	52,628	55,607
Total operating lease liabilities	$66,130	$68,027

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

The following table shows supplemental information related to leases:

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,921	$3,350

The components of lease costs were as follows:
Cost of goods sold	$2,254	$1,184
Selling, general and administrative expenses	1,606	1,974
Total lease costs	$3,860	$3,158

Total rent expense was $4.5 million, including the operating lease costs of $3.9 million stated above, for the first quarter of 2022. Total rent expense was $4.0 million, including the operating lease costs of $3.2 million stated above, for the first quarter of 2021.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	April 2,	January 1,
	2022	2022
Weighted average remaining lease term (years)	5.2	5.5
Weighted average discount rate	2.59%	2.61%

As of April 2, 2022, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2022 remaining	$11,293
2023	14,079
2024	13,127
2025	12,603
2026	9,203
Thereafter	10,275
Total undiscounted future minimum lease payments	70,580
Less: Imputed interest	(4,450)
Total present value of future operating lease liabilities	$66,130

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first quarter of 2022 or 2021 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of April 2, 2022, 1,797 of our 2,922 employees, or approximately 61.5%, were covered by collective bargaining agreements.

As of the date of this report, we have only one collective bargaining agreement that is scheduled to expire in the next twelve months. The collective bargaining agreement covering employees at our Cincinnati, Ohio facility, which covers approximately 120 employees, is scheduled to expire on April 30, 2023. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Cincinnati facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the first quarter of 2022 and 2021, there were 462,937 and 430,011, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Weighted average shares outstanding:
Basic	68,630,105	64,582,989
Net effect of potentially dilutive share-based compensation awards	386,771	626,725
Diluted	69,016,876	65,209,714

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 60.7% and 61.3% of consolidated net sales for the first quarter of 2022 and 2021, respectively. Other than Walmart, which accounted for approximately 28.1% and 29.0% of our consolidated net sales for the first quarter of 2022 and 2021, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2022 or 2021.

Our top ten customers accounted for approximately 60.6% and 59.8% of our consolidated trade accounts receivables as of April 2, 2022 and January 1, 2022, respectively. Other than Walmart, which accounted for approximately 30.9% and 28.9% of our consolidated trade accounts receivables as of April 2, 2022 and January 1, 2022, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of April 2, 2022, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first quarter of 2022 and 2021, our sales to customers in foreign countries represented approximately 8.9% and 7.6%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)	Share-Based Payments

The following table details our stock option activity for the first quarter of fiscal 2022 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at January 1, 2022	789,226	$31.86	7.03	$1,245
Granted	—	$—
Exercised	(2,227)	$26.80
Forfeited	—	$—
Expired	—	$—
Outstanding at April 2, 2022	786,999	$31.87	6.77	$233
Exercisable at April 2, 2022	540,088	$30.99	5.65	$233

We did not grant any stock options during the first quarter of 2022 or 2021.

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first quarter of 2022:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at January 1, 2022	1,140,381	$20.08
Granted	346,469	$21.83
Vested	(337,284)	$19.75
Forfeited	(36,816)	$29.14
Outstanding at April 2, 2022	1,112,750	$20.42
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% to 233% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the activity in our restricted stock for the first quarter of 2022:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at January 1, 2022	74,461	$24.78
Granted	48,882	$27.34
Vested	(28,339)	$22.26
Forfeited	(573)	$24.53
Outstanding at April 2, 2022	94,431	$26.86
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the net number of shares of common stock issued by our company during the first quarter of 2022 and 2021 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation:

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Number of performance shares vested	337,284	86,523
Shares withheld for tax withholding	(125,152)	(35,281)
Shares of common stock issued for performance share LTIAs	212,132	51,242
Shares of common stock issued upon the exercise of stock options	2,227	438,900
Shares of restricted common stock issued to employees	48,882	30,972
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(10,871)	(21,462)
Shares of restricted stock cancelled upon forfeiture	(573)	—
Net shares of common stock issued	251,797	499,652

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the first quarter of 2022 and 2021 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
	April 2,	April 3,
Consolidated Statements of Operations Location	2022	2021
Compensation expense included in cost of goods sold	$207	$136
Compensation expense included in selling, general and administrative expenses	883	587
Total compensation expense for share-based payments	$1,090	$723

As of April 2, 2022, there was $3.8 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.75 years, $2.3 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 3.0 years, and $1.1 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.2 years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Brand:(1)
Green Giant - frozen	$97,920	$98,615
Crisco	79,083	58,056
Spices & Seasonings(2)	63,076	76,413
Ortega	42,559	38,951
Green Giant - shelf-stable(3)	27,485	25,465
Maple Grove Farms of Vermont	21,909	20,677
Clabber Girl(4)	20,988	17,413
Cream of Wheat	20,967	18,160
Dash	16,614	18,183
Back to Nature	15,994	12,111
All other brands	125,812	121,090
Total	$532,407	$505,134
(1)	Table includes net sales for each of our brands whose net sales for the first quarter of 2022 or fiscal 2021 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(3)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(4)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.

(17)	Sale of Portland, Maine Manufacturing Facility

During the third quarter of 2021, we entered into an agreement to sell our Portland, Maine manufacturing facility and 13.5 acre property. The sale closed during the first quarter of 2022. During the first quarter of 2022, we also sold certain equipment that had been used at the facility. We received sales proceeds for the property and the equipment of approximately $11.1 million in the aggregate and we recognized a gain on the sales of $7.1 million, which is recorded in “Gain on sales of assets” in the accompanying unaudited consolidated statements of operations. The positive impact during the first quarter of 2022 of the gain on sales was partially offset by approximately $2.2 million of expenses incurred during the first quarter of 2022 relating to the closure of the facility and the transfer of manufacturing operations.

(18)	Subsequent Event

On May 5, 2022, we acquired the frozen vegetable manufacturing operations of Growers Express, LLC, a co-packer for certain Green Giant frozen vegetable products. The purchased assets include inventory, equipment, a sublease for a portion of a manufacturing facility in Yuma, Arizona, and a lease for a warehouse facility in San Luis, Arizona. Approximately 155 employees are expected to transfer to our company. As part of the acquisition, we also repurchased the master license agreement for certain Green Giant Fresh vegetable products and we will assume responsibility for the administration of related sublicense agreements. We funded the acquisition and related fees and expenses with cash on hand and revolving loans under our existing credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended April 2, 2022 (first quarter of 2022) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2022 (fiscal 2021) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2022 (which we refer to as our 2021 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 50 brands into our company. Most recently, on December 1, 2020, we acquired the Crisco oils and shortening business from The J.M. Smucker Company and certain of its affiliates. As part of the acquisition, we also acquired a manufacturing facility and warehouse in Cincinnati, Ohio. We refer to this acquisition in this report as the “Crisco acquisition.”

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs. We purchase raw materials, including agricultural products, oils, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors, including the COVID-19 pandemic, the war in Ukraine, climate and weather conditions, supply chain disruptions (including raw material shortages) and labor shortages. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

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

We experienced material net cost increases for raw materials during the first quarter of 2022 due to a number of factors, including the COVID-19 pandemic and the war in Ukraine, and anticipate higher raw materials cost increases for the remainder of fiscal 2022 and into fiscal 2023. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, maple syrup and oils) through the remainder of fiscal 2022 and for most of our needs for maple syrup and oils through the second quarter of 2022.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2019, we were able to offset a portion of the freight cost increase through pricing, which included both list price increases and trade spend optimization. And in 2018 and 2019, we benefited from our distribution re-alignment efforts which have helped to optimize both our shelf-stable and our frozen distribution networks. Freight rates increased significantly during the fourth quarter of 2020 throughout fiscal 2021 and the first quarter of 2022. We expect freight rates to continue to increase in the remainder of fiscal 2022 and into fiscal 2023.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first quarter of 2022 and 2021, our net sales to customers in foreign countries represented approximately 8.9% and 7.6%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Update Regarding Impact and Expected Future Impact of COVID-19, the War in Ukraine, Supply Chain Disruptions, Labor Shortages and Input Cost Inflation on Our Company

Expectations and Risk Factors in Light of the Ongoing COVID-19 Pandemic, the War in Ukraine, Supply Chain Disruptions, Labor Shortages and Input Cost Inflation. B&G Foods continued to see strong consumer demand for our products during the first quarter of 2022 and expects to continue to see commensurate elevated levels of net sales relative to pre-pandemic fiscal 2019 throughout the remainder of fiscal 2022. The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others: how long social distancing and stay-at-home and work-from home mandates, policies and recommendations remain in effect; whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America; our ability to continue to operate our manufacturing facilities, maintain our supply chain without material disruption, procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages; the extent to which macroeconomic conditions resulting from the pandemic, including inflation, and the pace of the subsequent recovery may impact consumer eating and shopping habits; and the extent to which consumers continue to work remotely even after the pandemic subsides and how that may impact consumer habits.

We estimate we have spent approximately $0.5 million and $2.9 million on COVID-19-related costs for the first quarter of 2022 and the first quarter of 2021, respectively. This includes our estimated costs to take precautionary health and safety measures, to provide our manufacturing employees temporary enhanced compensation and to pay employees while they were in quarantine. Most of these costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

We have also seen and expect to continue to see material cost inflation for various inputs, including ingredients, packaging, other raw materials, transportation and labor attributable to a number of factors, including the COVID-19 pandemic, the war in Ukraine, climate and weather conditions, supply chain disruptions (including raw material shortages) and labor shortages. We have initiated various revenue enhancing activities (including list price increases and trade spending initiatives) and cost savings initiatives to offset these costs but there can be no assurance at this point of the ultimate effectiveness of these activities and initiatives. To date, our revenue enhancing activities and cost saving measures have not been sufficient to fully offset increases to these costs. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs. See “—General—Fluctuations in Commodity Prices and Production and Distribution Costs” above.

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

In our 2021 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our unaudited consolidated interim financial statements. There have been no material changes to these policies from those disclosed in our 2021 Annual Report on Form 10-K.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 24.6% and 25.5% for the first quarter of 2022 and 2021, respectively. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

The U.S. Tax Act also limits the deduction for net interest expense (including the treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act,” was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years beginning in 2019 and 2020 and the limitation reverted back to 30% beginning with fiscal 2021.

If our interest expense deduction becomes limited or if we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. We were not subject to an interest expense deduction limitation in fiscal 2020 but were subject to the limitation in fiscal 2021 and expect to be for fiscal 2022 and beyond. In fiscal 2021 our interest expense exceeded 30% of our adjusted taxable income and this limitation resulted in an increase to our taxable income of $7.8 million, and we accordingly established a deferred tax asset of $1.9 million without a valuation allowance. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation will be computed after any deduction allowable for depreciation and amortization. As a result, we expect our adjusted taxable income (used to compute the limitation) to further decrease and that we will be subject to the interest expense deduction limitation in fiscal 2022 and future years. Based upon current assumptions, the increase in cash taxes resulting from the interest expense deduction limitation is expected to be approximately $14 million per year beginning in fiscal 2022, without a valuation allowance established for the deferred tax assets from the disallowed interest expense that may be carried forward indefinitely. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our tax rates in fiscal 2021 or the first quarter of 2022.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2022 and 2021 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	81.0%	76.7%
Gross profit	19.0%	23.3%

Operating (income) and expenses:
Selling, general and administrative expenses	8.8%	10.0%
Amortization expense	0.9%	1.0%
Gain on sales of assets	(1.3)%	—%
Operating income	10.6%	12.3%

Other income and expenses:
Interest expense, net	5.0%	5.4%
Other income	(0.3)%	(0.2)%
Income before income tax expense	5.9%	7.1%
Income tax expense	1.5%	1.8%
Net income	4.4%	5.3%

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

Other Income. Other income includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs, and income or expense resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes.

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

A reconciliation of base business net sales to net sales for the first quarter of 2022 and 2021 follows (in thousands):

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Net sales	$532,407	$505,134
Net sales from discontinued brands(1)	(239)	(1,002)
Base business net sales	$532,168	$504,132
(1)	Reflects net sales of the SnackWell’s and Farmwise brands, which are being discontinued.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Before COVID-19 Expenses. EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses are non-GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes, depreciation and amortization and loss on extinguishment of debt. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up and gains and losses on the sale of certain assets); and non-recurring expenses, gains and losses. We define adjusted EBITDA before COVID-19 expenses as adjusted EBITDA adjusted for COVID-19 expenses. Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

A reconciliation of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses to net income and to net cash provided by operating activities for the first quarter of 2022 and 2021 along with the components of EBITDA, adjusted EBITDA and adjusted EBITDA before COVID-19 expenses follows (in thousands):

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Net income	$23,656	$26,878
Income tax expense	7,705	9,223
Interest expense, net	26,802	26,969
Depreciation and amortization	19,825	20,291
EBITDA	77,988	83,361
Acquisition/divestiture-related and non-recurring (income) expenses(1)	(87)	4,510
Amortization of acquisition-related inventory step-up(2)	—	5,054
Adjusted EBITDA	77,901	92,925
COVID-19 expenses(3)	500	2,891
Adjusted EBITDA before COVID-19 expenses	78,401	95,816
Income tax expense	(7,705)	(9,223)
Interest expense, net	(26,802)	(26,969)
Acquisition/divestiture-related and non-recurring income (expenses)(1)	87	(4,510)
Amortization of acquisition-related inventory step-up(2)	—	(5,054)
Gain on sales of assets	(7,113)	(26)
Deferred income taxes	2,913	6,188
Amortization of deferred debt financing costs and bond discount/premium	1,169	1,141
Share-based compensation expense	1,090	723
Changes in assets and liabilities, net of effects of business combinations	(16,309)	(29,175)
Net cash provided by operating activities	$25,231	$26,020
(1)	Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2021 of $4.5 million primarily includes acquisition and integration expenses for the Crisco and Clabber Girl acquisitions, and certain cost savings initiatives.
(2)	For the first quarter of 2021, amortization of acquisition-related inventory step-up of $5.1 million relates to the purchase accounting adjustments made to inventory acquired in the Crisco acquisition.
(3)	COVID-19 expenses of $0.5 million for the first quarter of 2022 and $2.9 million for the first quarter of 2021 primarily includes temporary enhanced compensation for our manufacturing employees that ended on February 15, 2021; compensation we continued to pay manufacturing employees while in quarantine (which was incremental to the compensation we paid to the manufacturing employees who produced our products while others were in quarantine); and expenses relating to other precautionary health and safety measures.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the first quarter of 2022 and 2021 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Net income	$23,656	$26,878
Acquisition/divestiture-related and non-recurring (income) expenses, net of tax(1)	(66)	3,405
Amortization of acquisition-related inventory step-up, net of tax(2)	—	3,816
Adjusted net income	$23,590	$34,099
Adjusted diluted earnings per share	$0.34	$0.52
(1)	Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2021 primarily includes acquisition and integration expenses for the Crisco and Clabber Girl acquisitions, and certain cost savings initiatives.
(2)	For the first quarter of 2021, amortization of acquisition-related inventory step-up of $5.1 million (or $3.8 million, net of tax) relates to the purchase accounting adjustments made to inventory acquired in the Crisco acquisition.

First quarter of 2022 compared to the first quarter of 2021

Net Sales. Net sales for the first quarter of 2022 increased $27.3 million, or 5.4%, to $532.4 million from $505.1 million for the first quarter of 2021. The increase was primarily due to pricing initiatives, including list price increases and trade spend reductions, and the impact of product mix, partially offset by volume declines primarily due to price elasticity and supply chain challenges in the first quarter of 2022 resulting from the COVID-19 Omicron variant.

Base business net sales for the first quarter of 2022 increased $28.1 million, or 5.6%, to $532.2 million from $504.1 million for the first quarter of 2021. The increase in base business net sales was driven by an increase in net pricing and the impact of product mix of $36.2 million, or 7.2% of base business net sales, and the positive impact of foreign currency of $0.1 million, partially offset by a decrease in unit volume of $8.2 million.

Net sales of Green Giant products in the aggregate (including Le Sueur) increased $3.2 million, or 2.4%, in the first quarter of 2022, as compared to the first quarter of 2021. Net sales of Green Giant shelf-stable (including Le Sueur) increased $3.9 million, or 11.5%, for the first quarter of 2022. Net sales of Green Giant frozen decreased $0.7 million, or 0.7%, for the first quarter of 2022.

See Note 16, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for each of our brands whose net sales for the first quarter of 2022 or fiscal 2021 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the first quarter of 2022:

	2022 vs. 2021
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Crisco	$21.0	36.2%
Back to Nature	3.9	32.1%
Green Giant - shelf-stable(1)	3.9	11.5%
Clabber Girl	3.6	20.5%
Ortega	3.6	9.3%
Cream of Wheat	2.8	15.5%
Maple Grove Farms of Vermont	1.2	6.0%
Spices & Seasonings(2)	(13.3)	(17.5)%
Dash	(1.6)	(8.6)%
Green Giant - frozen	(0.7)	(0.7)%
All other brands	3.7	3.2%
Base business net sales (decrease) increase	$28.1	5.6%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016. Does not include net sales for Dash and our other legacy spices & seasonings brands.

Gross Profit. Gross profit was $101.3 million for the first quarter of 2022, or 19.0% of net sales. Gross profit was $117.8 million for the first quarter of 2021, or 23.3% of net sales. During the first quarter of 2022, our gross profit was negatively impacted by higher than expected input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation will continue to have a significant industry-wide impact during the remainder of fiscal 2022. As discussed above, we are attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We have also announced list price increases in 2021 and again during the first and second quarters of 2022, and, where appropriate, have reduced trade promotions to our customers for certain of our products. However, increases in the prices we charge our customers generally lag behind rising input costs. As such, we did not fully offset the incremental costs that we faced in the first quarter of 2022 and may not fully offset the incremental costs that we are facing and we expect to continue to face in the remainder of fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.6 million, or 7.0%, to $46.8 million for the first quarter of 2022 from $50.4 million for the first quarter of 2021. The decrease was composed of decreases in acquisition/divestiture-related and non-recurring expenses of $4.0 million and consumer marketing expenses of $1.5 million, partially offset by increases in selling expenses of $1.7 million, general and administrative expenses of $0.1 million and warehousing expenses of $0.1 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 1.2 percentage points to 8.8% for the first quarter of 2022, as compared to 10.0% for the first quarter of 2021.

Amortization Expense. Amortization expense decreased $0.2 million to $5.2 million for the first quarter of 2022 from $5.4 million for the first quarter of 2021.

Gain on sales of assets. During the first quarter of 2022, we completed the closure and sale of our Portland, Maine manufacturing facility. We recorded a gain on the sale of the Portland property, plant and equipment of $7.1 million during the first quarter of 2022. The positive impact during the quarter of the gain on sale was partially offset by approximately $2.2 million of expenses incurred during the quarter relating to the closure of the facility and the transfer of manufacturing operations.

Operating Income. As a result of the foregoing, operating income decreased $5.7 million, or 9.1%, to $56.3 million for the first quarter of 2022 from $62.0 million for the first quarter of 2021. Operating income expressed as a percentage of net sales decreased to 10.6% in the first quarter of 2022 from 12.3% in the first quarter of 2021.

Net Interest Expense. Net interest expense decreased $0.2 million, or 0.6%, to $26.8 million for the first quarter of 2022 from $27.0 million in the first quarter of 2021. The decrease was primarily attributable to a slightly lower average long-term debt outstanding during the first quarter of 2022 as compared to the first quarter of 2021. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first quarter of 2022 and 2021 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.8 million and $1.1 million, respectively. Other income for the first quarter of 2022 and 2021 also includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in both periods.

Income Tax Expense. Income tax expense decreased $1.5 million to $7.7 million for the first quarter of 2022 from $9.2 million for the first quarter of 2021, primarily due to decreased operating income, as described above. Our effective tax rate was 24.6% for the first quarter of 2022 and 25.5% for the first quarter of 2021. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $0.8 million to $25.2 million for the first quarter of 2022 from $26.0 million for the first quarter of 2021. The decrease in net cash provided by operating activities was primarily due to lower net income, partially offset by favorable working capital comparisons in the first quarter of 2022 compared to the first quarter of 2021.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by (used in) investing activities increased $14.9 million to $3.2 million cash provided by investing activities for the first quarter of 2022 from $11.7 million cash used in investing activities for the first quarter of 2021. The increase was primarily attributable to proceeds from the sale of assets (primarily related to the sale of our Portland, Maine manufacturing facility) as well as lower capital expenditures during the first quarter of 2022 compared to the first quarter of 2021.

Net Cash Used in Financing Activities. Cash flows used in financing activities decreased $2.6 million to $20.8 million for the first quarter of 2022 as compared to $23.4 million for the first quarter of 2021. The decrease was primarily driven by a $17.5 million increase in net borrowings under our revolving credit facility during the first quarter of 2022 compared to the first quarter of 2021, and $3.2 million of proceeds from the sale of common stock during the first quarter of 2022, partially offset by a $14.0 million decrease in proceeds we received from the exercise of stock options, a $2.3 million increase in payments of tax withholdings on behalf of employees for net share settlement of share-based compensation, and a $2.0 million increase in dividends paid, during the first quarter of 2022 compared to the first quarter of 2021.

Cash Income Tax Payments. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2022 through 2037. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact and expected impact of the U.S. CARES Act and the U.S. Tax Act on our cash income tax payments, including the impact the U.S. Tax Act is expected to have in fiscal 2022 and beyond on our interest expense deductions. If there is a change in U.S. federal tax policy or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

For the first quarter of 2022 and 2021, we had net cash provided by operating activities of $25.2 million and $26.0 million, respectively, and distributed as dividends $32.5 million and $30.5 million, respectively. Based upon our current dividend rate of $1.90 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2022 to be approximately $130.8 million.

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

We did not repurchase any shares of our common stock during the first quarter of 2022 or the first quarter of 2021. The stock repurchase program authorization expired on March 15, 2022.

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

During fiscal 2021, we sold 3,965,706 shares of our common stock under the ATM equity offering program. We generated $112.5 million in gross proceeds, or $30.44 per share, from the sales and paid commissions to the sales agents of approximately $2.2 million and incurred other fees and expenses of approximately $0.4 million. During the first quarter of 2021, we did not sell any shares of our common stock under the ATM equity offering program.

During the first quarter of 2022, we sold 112,353 shares of our common stock under the ATM equity offering program. We generated $3.3 million in gross proceeds, or $29.37 per share, from the sales and paid commissions to the sales agents of approximately $0.1 million.

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

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2021 and the first quarter of 2022 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes. We intend to use the net proceeds from any future sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

Future Capital Needs

On April 2, 2022, our total long-term debt of $2,281.2 million, net of our cash and cash equivalents of $41.5 million, was $2,239.7 million. Stockholders’ equity as of that date was $914.0 million.

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

We expect to make capital expenditures of approximately $50.0 million in the aggregate during fiscal 2022. During the first quarter of 2022, we made capital expenditures of $8.6 million, of which $7.1 million were paid in cash. Our projected capital expenditures for fiscal 2022 primarily relate to productivity and cost saving initiatives, asset sustainability projects, and information technology (hardware and software).

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies — Accounting Standards Adopted in Fiscal 2021 or Fiscal 2022” and “—Recently Issued Accounting Standards – Pending Adoption,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	April 2,	January 1,
	2022	2022
Current assets(1)	$761,576	$752,685
Non-current assets	2,907,076	2,921,036
Current liabilities(2)	$221,926	$225,554
Non-current liabilities	2,676,758	2,663,841
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $32.2 million and $46.6 million as of April 2, 2022 and January 1, 2022, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of less than $0.1 million as of both April 2, 2022 and January 1, 2022.

	Thirteen Weeks Ended
	April 2,	April 3,
	2022	2021
Net sales	$497,651	$478,734
Gross profit	94,036	118,019
Operating income	48,659	57,406
Income before income tax expense	23,696	31,528
Net income	$18,266	$23,592

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At April 2, 2022, we had $1,450.0 million of fixed rate debt and $849.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at April 2, 2022, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $8.5 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of April 2, 2022 and January 1, 2022 were as follows (in thousands):

	April 2, 2022				January 1, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$177,500		$177,500	(1)	$165,000		$165,000	(1)
Tranche B term loans due 2026	667,988	(2)	653,793	(3)	667,811	(2)	666,141	(3)
5.25% senior notes due 2025	901,618	(4)	885,840	(3)	901,753	(4)	920,915	(3)
5.25% senior notes due 2027	$550,000		$523,875	(3)	$550,000		$567,875	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At April 2, 2022 and January 1, 2022, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At April 2, 2022 and January 1, 2022, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 8.9% and 7.6% of our total net sales during the first quarter of 2022 and 2021, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar.

As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of our 2021 Annual Report on Form 10-K for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

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

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2021 Annual Report on Form 10-K, except that we are updating and supplementing those risk factors with the risk factors described under the heading “Update Regarding Impact and Expected Future Impact of COVID-19, the War in Ukraine, Supply Chain Disruptions, Labor Shortages and Input Cost Inflation on Our Company” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2022	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)