Form 10-Q
period 2022-07-02
B&G Foods, Inc.
filed 2022-08-04
CIK 1278027

As filed with the Securities and Exchange Commission on August 4, 2022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2022 or

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

As of July 29, 2022, the registrant had 71,670,346 shares of common stock, par value $0.01 per share, issued and outstanding.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 2,	January 1,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$43,026	$33,690
Trade accounts receivable, net	149,168	145,281
Inventories	667,668	609,794
Assets held for sale	—	3,256
Prepaid expenses and other current assets	42,261	38,151
Income tax receivable	14,637	4,284
Total current assets	916,760	834,456

Property, plant and equipment, net of accumulated depreciation of $361,343 and $364,182 as of July 2, 2022 and January 1, 2022, respectively	336,429	341,471
Operating lease right-of-use assets	73,230	65,166
Finance lease right-of-use assets	3,420	—
Goodwill	649,105	644,871
Other intangible assets, net	1,920,656	1,927,119
Other assets	7,171	6,916
Deferred income taxes	10,151	8,546
Total assets	$3,916,922	$3,828,545

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$164,118	$129,861
Accrued expenses	65,631	66,901
Current portion of operating lease liabilities	15,222	12,420
Current portion of finance lease liabilities	1,034	—
Income tax payable	16	2,557
Dividends payable	34,043	32,548
Total current liabilities	280,064	244,287

Long-term debt	2,292,139	2,267,759
Deferred income taxes	312,778	310,641
Long-term operating lease liabilities, net of current portion	58,459	55,607
Long-term finance lease liabilities, net of current portion	2,320	—
Other liabilities	30,981	29,997
Total liabilities	2,976,741	2,908,291
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 71,670,346 and 68,521,651 shares issued and outstanding as of July 2, 2022 and January 1, 2022, respectively	717	685
Additional paid-in capital	29,632	3,547
Accumulated other comprehensive loss	(19,170)	(18,169)
Retained earnings	929,002	934,191
Total stockholders’ equity	940,181	920,254
Total liabilities and stockholders’ equity	$3,916,922	$3,828,545

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net sales	$478,965	$464,375	$1,011,372	$969,509
Cost of goods sold	402,468	352,785	833,587	740,125
Gross profit	76,497	111,590	177,785	229,384

Operating (income) and expenses:
Selling, general and administrative expenses	44,197	47,076	91,037	97,455
Amortization expense	5,359	5,399	10,582	10,835
Gain on sales of assets	—	—	(7,099)	—
Operating income	26,941	59,115	83,265	121,094

Other income and expenses:
Interest expense, net	29,941	26,713	56,743	53,682
Other income	(1,848)	(1,117)	(3,687)	(2,208)
Income (loss) before income tax expense (benefit)	(1,152)	33,519	30,209	69,620
Income tax expense (benefit)	(1,408)	8,968	6,297	18,191
Net income	$256	$24,551	$23,912	$51,429

Weighted average shares outstanding:
Basic	69,904	64,777	69,267	64,680
Diluted	70,286	65,410	69,652	65,310

Earnings per share:
Basic	$—	$0.38	$0.35	$0.80
Diluted	$—	$0.38	$0.34	$0.79

Cash dividends declared per share	$0.475	$0.475	$0.950	$0.950

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net income	$256	$24,551	$23,912	$51,429

Other comprehensive income (loss):
Foreign currency translation adjustments	(3,721)	3,896	(1,042)	3,400
Amortization of unrecognized prior service cost and pension deferrals, net of tax	20	304	41	638
Other comprehensive income (loss)	(3,701)	4,200	(1,001)	4,038
Comprehensive income (loss)	$(3,445)	$28,751	$22,911	$55,467

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of July 2, 2022

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at January 1, 2022	68,521,651	$685	$3,547	$(18,169)	$934,191	$920,254
Foreign currency translation	—	—	—	2,679	—	2,679
Change in pension benefit (net of $7 of income taxes)	—	—	—	21	—	21
Net income	—	—	—	—	23,656	23,656
Share-based compensation	—	—	791	—	—	791
Net issuance of common stock for share-based compensation	261,014	3	(3,707)	—	—	(3,704)
Cancellation of restricted stock for tax withholding upon vesting	(10,871)	—	(298)	—	—	(298)
Cancellation of restricted stock upon forfeiture	(573)	—	—	—	—	—
Issuance of common stock in ATM offering	112,353	1	3,227	—	—	3,228
Stock options exercised	2,227	—	60	—	—	60
Dividends declared on common stock, $0.475 per share	—	—	(3,620)	—	(29,101)	(32,721)
Balance at April 2, 2022	68,885,801	$689	$—	$(15,469)	$928,746	$913,966
Foreign currency translation	—	—	—	(3,721)	—	(3,721)
Change in pension benefit (net of $6 of income taxes)	—	—	—	20	—	20
Net income	—	—	—	—	256	256
Share-based compensation	—	—	1,924	—	—	1,924
Net issuance of common stock for share-based compensation	47,335	—	—	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(1,250)	—	(28)	—	—	(28)
Cancellation of restricted stock upon forfeiture	(1,108)	—	—	—	—	—
Issuance of common stock in ATM offering	2,739,568	28	61,780	—	—	61,808
Dividends declared on common stock, $0.475 per share	—	—	(34,044)	—	—	(34,044)
Balance at July 2, 2022	71,670,346	$717	$29,632	$(19,170)	$929,002	$940,181

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 2,	July 3,
	2022	2021
Cash flows from operating activities:
Net income	$23,912	$51,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,299	40,529
Amortization of operating lease right-of-use assets	8,173	6,547
Amortization of deferred debt financing costs and bond discount/premium	2,346	2,289
Deferred income taxes	530	11,370
Gain on sales of assets	(7,113)	(30)
Share-based compensation expense	2,248	2,125
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(4,081)	11,372
Inventories	(56,632)	(38,653)
Prepaid expenses and other current assets	(1,977)	(5)
Income tax receivable/payable, net	(12,923)	5,721
Other assets	(887)	(115)
Trade accounts payable	35,481	(912)
Accrued expenses	(9,290)	(26,343)
Other liabilities	1,041	641
Net cash provided by operating activities	21,127	65,965

Cash flows from investing activities:
Capital expenditures	(13,200)	(19,813)
Proceeds from sales of assets	10,429	126
Payments for acquisition of businesses, net of cash acquired	(27,290)	—
Net cash used in investing activities	(30,061)	(19,687)

Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(162,500)	(85,000)
Borrowings under revolving credit facility	185,000	75,000
Proceeds from issuance of common stock, net	65,202	—
Dividends paid	(65,269)	(61,277)
Proceeds from exercise of stock options	60	14,782
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(4,029)	(1,708)
Payments of debt financing costs	—	(276)
Net cash provided by (used in) financing activities	18,464	(58,479)

Effect of exchange rate fluctuations on cash and cash equivalents	(194)	341
Net increase (decrease) in cash and cash equivalents	9,336	(11,860)

Cash and cash equivalents at beginning of period	33,690	52,182
Cash and cash equivalents at end of period	$43,026	$40,322

Supplemental disclosures of cash flow information:
Cash interest payments	$53,954	$51,117
Cash income tax payments	$18,989	$1,065
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$34,043	$30,792
Accruals related to purchases of property, plant and equipment	$876	$2,514
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,588	$12,637

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended July 2, 2022 (second quarter and first two quarters of 2022) and July 3, 2021 (second quarter and first two quarters of 2021) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of July 2, 2022, and the results of our operations, comprehensive income, changes in stockholders’ equity and cash flows for the second quarter and first two quarters of 2022 and 2021. Our results of operations for the second quarter and first two quarters of 2022 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2021 filed with the SEC on March 1, 2022 (which we refer to as our 2021 Annual Report on Form 10-K).

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

Yuma Acquisition

On May 5, 2022, we completed the acquisition of the frozen vegetable operations of Growers Express, LLC, whose primary business at the time of the acquisition was co-manufacturing certain Green Giant frozen vegetable products, including Green Giant® Riced Veggies and Green Giant Veggie Spirals®. The purchased assets include inventory, equipment, a sublease for a portion of a manufacturing facility in Yuma, Arizona, and a lease for a warehouse facility in San Luis, Arizona. Approximately 160 employees have transferred to B&G Foods. We refer to this acquisition as the “Yuma acquisition.” As part of the Yuma acquisition, we also repurchased the master license agreement for certain Green Giant Fresh vegetable products and have assumed responsibility for the administration of related sublicense agreements.

The following table sets forth the preliminary allocation of the Yuma acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. We anticipate completing the purchase price allocation during fiscal 2023.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Preliminary Purchase Price Allocation (in thousands):	May 5, 2022
Inventories	$3,342
Prepaid expenses and other current assets	187
Property, plant and equipment, net	12,508
Operating lease right-of-use assets	12,770
Finance lease right-of-use assets	3,529
Other intangible assets, net	4,483
Current portion of operating lease liabilities	(1,624)
Current portion of finance lease liabilities	(1,035)
Long-term operating lease liabilities, net of current portion	(8,756)
Long-term finance lease liabilities, net of current portion	(2,493)
Goodwill	4,379
Total purchase price (paid in cash)	$27,290

(4)	Inventories

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

Inventories consist of the following, as of the dates indicated (in thousands):

	July 2, 2022	January 1, 2022
Raw materials and packaging	$141,119	$94,799
Work-in-process	78,356	145,102
Finished goods	448,193	369,893
Inventories	$667,668	$609,794

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	July 2, 2022			January 1, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$4,156	$2,644	$6,800	$3,929	$2,871
Customer relationships	411,394	178,212	233,182	406,963	167,860	239,103
Total finite-lived intangible assets	$418,194	$182,368	$235,826	$413,763	$171,789	$241,974

Indefinite-Lived Intangible Assets
Goodwill	$649,105			$644,871
Trademarks	$1,684,830			$1,685,145

Amortization expense associated with finite-lived intangible assets was $5.4 million and $10.6 million for the second quarter and first two quarters of 2022, respectively, and $5.4 million and $10.8 million the second quarter and first two quarters of 2021, respectively, and is recorded in operating expenses. We expect to recognize an additional $10.8 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2022, and thereafter $21.6 million of amortization expense in fiscal 2023, $21.5 million in each of fiscal 2024 and fiscal 2025, $20.8 million in fiscal 2026, and $16.0 million in fiscal 2027.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

We did not recognize any impairment charges for indefinite-lived intangible assets for the first two quarters of 2022 or 2021. During the fourth quarter of fiscal 2021, we partially impaired the Static Guard and Molly McButter brands, and these assets had a remaining carrying value of $36.5 million at July 2, 2022 and January 1, 2022. If, however, operating results for any of our brands, including recently impaired brands and newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2021 Annual Report on Form 10-K.

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	July 2, 2022	January 1, 2022
Revolving credit loans	$187,500	$165,000
Tranche B term loans due 2026	671,625	671,625
5.25% senior notes due 2025	900,000	900,000
5.25% senior notes due 2027	550,000	550,000
Unamortized deferred debt financing costs	(15,012)	(16,805)
Unamortized discount/premium	(1,974)	(2,061)
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,292,139	2,267,759

As of July 2, 2022, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2022 remaining	$—
2023	—
2024	—
2025	1,087,500
2026	671,625
Thereafter	550,000
Total	$2,309,125

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

On December 16, 2020, we amended our amended and restated credit agreement, dated as of October 2, 2015, and previously amended on March 30, 2017, November 20, 2017 and October 10, 2019. Among other things, the amendment provided for a $300.0 million add-on tranche B term loan facility, which closed and funded on December 16, 2020. The add-on tranche B term loans were issued at a price equal to 99.00% of their face value. The add-on term loans have the same terms as, and are fungible with, $371.6 million of tranche B term loans. We used the net proceeds of the add-on term loans to repay a portion of the revolving credit facility borrowings used to finance the Crisco acquisition. As of July 2, 2022, $671.6 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2026.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

The December 2020 amendment also increased the revolver capacity from $700.0 million to $800.0 million and extended the maturity date of our revolving credit facility from November 21, 2022 to December 16, 2025. As of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

July 2, 2022, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $5.2 million, was $607.3 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

On June 28, 2022, we amended our credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility. The amendment provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), increased from 7.00 to 1.00 to 7.50 to 1.00 for the quarter ending July 2, 2022, and then will increase to 8.00 to 1.00 for the quarter ending October 1, 2022 through the quarter ending September 30, 2023. The maximum consolidated leverage ratio will decrease to 7.50 to 1.00 for the quarter ending December 30, 2023 before returning to 7.00 to 1.00 for the quarters ending March 30, 2024 and thereafter.

We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00.

As of July 2, 2022, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

We may redeem some or all of the 5.25% senior notes due 2025 at a redemption price of 101.3125% beginning April 1, 2022 and 100% on or after April 1, 2023, in each case plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior notes due 2025 at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of July 2, 2022, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of July 2, 2022, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Accrued Interest. At July 2, 2022 and January 1, 2022, accrued interest of $21.1 million and $20.7 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of July 2, 2022 and January 1, 2022 were as follows (in thousands):

	July 2, 2022				January 1, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$187,500		$187,500	(1)	$165,000		$165,000	(1)
Tranche B term loans due 2026	668,168	(2)	626,408	(3)	667,811	(2)	666,141	(3)
5.25% senior notes due 2025	901,483	(4)	811,335	(3)	901,753	(4)	920,915	(3)
5.25% senior notes due 2027	$550,000		$462,000	(3)	$550,000		$567,875	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At July 2, 2022 and January 1, 2022, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At July 2, 2022 and January 1, 2022, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the second quarter or first two quarters of 2022 or 2021.

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the second quarter and first two quarters of 2022 and 2021 were as follows (in thousands):

	Amounts Reclassified from AOCL		Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Affected Line Item in
	July 2,	July 3,	July 2,	July 3,	the Statement Where
Details about AOCL Components	2022	2021	2022	2021	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	$26	$403	$54	$845	See (1) below
Accumulated other comprehensive loss before tax	26	403	54	845	Total before tax
Tax expense	(6)	(99)	(13)	(207)	Income tax expense
Total reclassification	$20	$304	$41	$638	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Changes in AOCL for the first two quarters of 2022 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 1, 2022	$(9,344)	$(8,825)	$(18,169)
Other comprehensive income before reclassifications	—	(1,042)	(1,042)
Amounts reclassified from AOCL	41	—	41
Net current period other comprehensive income	41	(1,042)	(1,001)
Balance at July 2, 2022	$(9,303)	$(9,867)	$(19,170)

(9)Stockholders’ Equity

Stock Repurchase Program. On March 9, 2021, our board of directors authorized an extension of our stock repurchase program from March 15, 2021 to March 15, 2022. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. The stock repurchase program authorization expired on March 15, 2022.

We did not repurchase any shares of our common stock during the first two quarters of 2022 or the first two quarters of 2021.

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

During fiscal 2021, we sold 3,695,706 shares of our common stock under the ATM equity offering program. We generated $112.5 million in gross proceeds, or $30.44 per share, from the sales and paid commissions to the sales agents of approximately $2.2 million and incurred other fees and expenses of approximately $0.4 million. During the first two quarters of 2021, we did not sell any shares of our common stock under the ATM equity offering program.

During the first quarter of 2022, we sold 112,353 shares of our common stock under the ATM equity offering program. We generated $3.3 million in gross proceeds, or $29.37 per share, from the sales and paid commissions to the sales agents of approximately $0.1 million.

During the second quarter of 2022, we sold 2,739,568 shares of our common stock under the ATM equity offering program. We generated $63.2 million in gross proceeds, or $23.08 per share, from the sales and paid commissions to the sales agents of approximately $1.3 million and incurred other fees and expenses of approximately $0.1 million.

In the aggregate since the inception of the ATM equity offering program during the third quarter of 2021, we have sold 6,547,627 shares of common stock and generated $179.0 million in gross proceeds, or $27.34 per share, and paid commissions to the sales agents of approximately $3.6 million and incurred other fees and expenses of approximately $0.5 million.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2021 and the first two quarters of 2022 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes. We intend to use the net proceeds from any future sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of July 2, 2022, we had four company-sponsored defined benefit pension plans covering approximately 27% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the second quarter and first two quarters of 2022 and 2021 includes the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Service cost—benefits earned during the period	$2,192	$2,603	$4,488	$5,229
Interest cost on projected benefit obligation	1,365	1,208	2,736	2,433
Expected return on plan assets	(3,236)	(2,727)	(6,473)	(5,484)
Amortization of unrecognized loss	26	403	54	845
Net periodic pension cost	$347	$1,487	$805	$3,023

During the first two quarters of 2022, we did not make any contributions to our company-sponsored defined benefit pension plans, and during the first two quarters of 2021, we made contributions to our company-sponsored defined benefit pension plans of $2.5 million. During the remainder of fiscal 2022, we expect to make approximately$2.5 million of contributions.

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

B&G Foods made contributions to the plan of approximately $0.3 million during the first two quarters of 2021. These contributions represented less than five percent of total contributions made to the plan. We did not make any contributions to the plan during the first two quarters of 2022.

In connection with the closure and sale of the Portland, Maine manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. Accordingly, as of July 2, 2022, the present value of the remaining payments amounting to $13.7 million is reflected as a liability on our unaudited consolidated balance sheet.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)	Leases

Operating Leases and Finance Lease. Operating leases and a finance lease are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	July 2,	January 1,
	2022	2022
Right-of-use assets:
Operating lease right-of-use assets	$73,230	$65,166
Finance lease right-of-use assets	3,420	—
Total lease right-of-use assets	$76,650	$65,166

Operating lease liabilities:
Current portion of operating lease liabilities	$15,222	$12,420
Long-term operating lease liabilities, net of current portion	58,459	55,607
Total operating lease liabilities	$73,681	$68,027

Finance lease liabilities:
Current portion of finance lease liabilities	$1,034	$—
Long-term finance lease liabilities, net of current portion	2,320	—
Total finance lease liabilities	$3,354	$—

We determine whether an arrangement is a lease at inception. We have operating leases for certain of our manufacturing facilities, distribution centers, warehouse and storage facilities, machinery and equipment, and office equipment. Our leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. In connection with the Yuma acquisition, we acquired a finance lease along with several operating leases. We consider these options in determining the lease term used to establish our right-of use assets and lease liabilities.

The following table shows supplemental information related to leases (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,273	$3,073	$8,194	$6,423

The components of operating lease costs were as follows:
Cost of goods sold	$2,595	$1,158	$4,849	$2,342
Selling, general and administrative expenses	1,718	2,231	3,324	4,205
Total operating lease costs	$4,313	$3,389	$8,173	$6,547

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$109	$—	$109	$—
Interest on finance lease liabilities	8	—	8	—
Total finance lease costs	$117	$—	$117	$—

Total net lease costs	$4,430	$3,389	$8,290	$6,547

Total rent expense was $4.6 million, including the operating lease costs of $4.3 million stated above, for the second quarter of 2022, and $9.1 million, including the operating lease costs of $8.2 million stated above, for the first two quarters of 2022. Total rent expense was $4.1 million, including the operating lease costs of $3.4 million stated

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

above, for the second quarter of 2021, and $8.1 million, including the operating lease costs of $6.5 million stated above, for the first two quarters of 2021.

Because neither our operating leases nor our finance lease provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	July 2,	January 1,
	2022	2022
Weighted average remaining lease term (years)
Operating leases	5.7	5.5
Finance lease	3.2	N/A
Weighted average discount rate
Operating leases	2.54%	2.61%
Finance lease	2.30%	N/A

As of July 2, 2022, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2022 remaining	$8,592	$549	$9,141
2023	15,942	1,099	17,041
2024	14,201	1,099	15,300
2025	13,519	732	14,251
2026	10,112	—	10,112
Thereafter	16,639	—	16,639
Total undiscounted future minimum lease payments	79,005	3,479	82,484
Less: Imputed interest	(5,324)	(125)	(5,449)
Total present value of future lease payments	$73,681	$3,354	$77,035

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first two quarters of 2022 or 2021 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Collective Bargaining Agreements. As of July 2, 2022, 1,770 of our 3,096 employees, or approximately 57.2%, were covered by collective bargaining agreements.

As of the date of this report, we have only one collective bargaining agreement that is scheduled to expire in the next twelve months. The collective bargaining agreement covering employees at our Cincinnati, Ohio facility, which covers approximately 125 employees, is scheduled to expire on April 30, 2023. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Cincinnati facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the second quarter of 2022 and 2021, there were 721,427 and 498,963, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic	69,903,828	64,776,532	69,266,967	64,679,761
Net effect of potentially dilutive share-based compensation awards	382,505	633,312	384,638	630,019
Diluted	70,286,333	65,409,844	69,651,605	65,309,780

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 60.6% and 60.8% of consolidated net sales for the first two quarters of 2022 and 2021, respectively. Other than Walmart, which accounted for approximately 28.9% and 28.8% of our consolidated net sales for the first two quarters of 2022 and 2021, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2022 or 2021.

Our top ten customers accounted for approximately 63.6% and 59.8% of our consolidated trade accounts receivables as of July 2, 2022 and January 1, 2022, respectively. Other than Walmart, which accounted for approximately 32.0% and 28.9% of our consolidated trade accounts receivables as of July 2, 2022 and January 1, 2022, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of July 2, 2022, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first two quarters of 2022 and 2021, our sales to customers in foreign countries represented approximately 8.1% and 7.7%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

(15)	Share-Based Payments

The following table details our stock option activity for the first two quarters of fiscal 2022 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at January 1, 2022	789,226	$31.86	7.03	$1,245
Granted	44,239	$22.49
Exercised	(2,227)	$26.80
Forfeited	—	$—
Expired	(2,441)	$26.80
Outstanding at July 2, 2022	828,797	$31.38	6.71	$134
Exercisable at July 2, 2022	555,676	$30.99	5.53	$61

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during the first two quarters of 2022 and 2021 were as follows:

	2022	2021
Weighted average grant date fair value	$3.73	$6.48
Expected volatility	39.53%	37.3% - 38.8%
Expected term	5.5 years	5.5 - 6.5 years
Risk-free interest rate	3.0%	0.9% - 1.1%
Dividend yield	8.5%	5.6% - 6.3%

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first two quarters of 2022:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at January 1, 2022	1,140,381	$20.08
Granted	350,427	$21.81
Vested	(337,284)	$19.75
Forfeited	(47,092)	$27.04
Outstanding at July 2, 2022	1,106,432	$20.43
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% to 233% of the target number of performance shares).

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the activity in our restricted stock for the first two quarters of 2022:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at January 1, 2022	74,461	$24.78
Granted	49,444	$27.30
Vested	(30,911)	$23.14
Forfeited	(1,681)	$25.54
Outstanding at July 2, 2022	91,313	$26.69
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the net number of shares of common stock issued by our company during the second quarter and first two quarters of 2022 and 2021 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Number of performance shares vested	—	—	337,284	86,523
Shares withheld for tax withholding	—	—	(125,152)	(35,281)
Shares of common stock issued for performance share LTIAs	—	—	212,132	51,242
Shares of common stock issued upon the exercise of stock options	—	27,212	2,227	466,112
Shares of common stock issued to non-employee directors for annual equity grants	46,773	39,251	46,773	39,251
Shares of restricted common stock issued to employees	562	7,126	49,444	38,098
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(1,250)	(66)	(12,121)	(21,528)
Shares of restricted stock cancelled upon forfeiture	(1,108)	(956)	(1,681)	(956)
Net shares of common stock issued	44,977	72,567	296,774	572,219

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the second quarter and first two quarters of 2022 and 2021 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
Consolidated Statements of Operations Location	2022	2021	2022	2021
Compensation expense included in cost of goods sold	$232	$322	$439	$458
Compensation expense included in selling, general and administrative expenses	926	1,080	1,809	1,667
Total compensation expense for share-based payments	$1,158	$1,402	$2,248	$2,125

As of July 2, 2022, there was $2.5 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.5 years, $2.0 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 3.0 years, and $1.1 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 1.8 years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Brand:(1)
Green Giant - frozen(2)	$82,378	$74,061	$180,298	$172,676
Crisco	71,849	58,442	150,932	116,498
Spices & Seasonings(3)	67,544	71,584	130,620	147,997
Ortega	35,825	40,850	78,384	79,801
Green Giant - shelf-stable(4)	23,077	23,767	50,562	49,232
Maple Grove Farms of Vermont	21,377	20,154	43,286	40,831
Clabber Girl(5)	19,102	17,580	40,090	34,993
Cream of Wheat	17,300	14,236	38,267	32,396
Dash	17,642	20,033	34,256	38,216
All other brands	122,871	123,668	264,677	256,869
Total	$478,965	$464,375	$1,011,372	$969,509
(1)	Table includes net sales for each of our brands whose net sales for the first two quarters of 2022 or fiscal 2021 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	For the second quarter and first two quarters of 2022, includes net sales from the Yuma acquisition, which was completed on May 5, 2022. See Note 3, “Acquisitions.”
(3)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(4)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(5)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended July 2, 2022 (second quarter and first two quarters of 2022) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2022 (fiscal 2021) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2022 (which we refer to as our 2021 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 50 brands into our company. Most recently, on May 5, 2022, we acquired the frozen vegetable manufacturing operations of Growers Express, LLC. We refer to this acquisition in this report as the “Yuma acquisition.” On December 1, 2020, we acquired the Crisco oils and shortening business from The J.M. Smucker Company and certain of its affiliates. As part of the acquisition, we also acquired a manufacturing facility and warehouse in Cincinnati, Ohio. We refer to this acquisition in this report as the “Crisco acquisition.”

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

We experienced material net cost increases for raw materials during the second quarter and first two quarters of 2022 due to a number of factors, including the COVID-19 pandemic and the war in Ukraine, and anticipate higher raw materials cost increases for the remainder of fiscal 2022 and into fiscal 2023. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, maple syrup and oils) through the remainder of fiscal 2022 and for most of our needs for maple syrup and oils through the third quarter of 2022.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2019, we were able to offset a portion of the freight cost increase through pricing, which included both list price increases and trade spend optimization. And in 2018 and 2019, we benefited from our distribution re-alignment efforts which have helped to optimize both our shelf-stable and our frozen distribution networks. Freight rates increased significantly during the fourth quarter of 2020 throughout fiscal 2021 and the first two quarters of 2022. We expect freight rates to continue to increase in the remainder of fiscal 2022 and into fiscal 2023.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2022 and 2021, our net sales to customers in foreign countries represented approximately 8.1% and 7.7%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Update Regarding Impact and Expected Future Impact of COVID-19, the War in Ukraine, Supply Chain Disruptions, Labor Shortages and Input Cost Inflation on Our Company

Expectations and Risk Factors in Light of the Ongoing COVID-19 Pandemic, the War in Ukraine, Supply Chain Disruptions, Labor Shortages and Input Cost Inflation. B&G Foods continued to see strong consumer demand for our products during the first two quarters of 2022 and expects to continue to see commensurate elevated levels of net sales relative to pre-pandemic fiscal 2019 throughout the remainder of fiscal 2022. The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others: how long social distancing and stay-at-home and work-from home mandates, policies and recommendations remain in effect; whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America; our ability to continue to operate our manufacturing facilities, maintain our supply chain without material disruption, procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages; the extent to which macroeconomic conditions resulting from the pandemic, including inflation, and the pace of the subsequent recovery may impact consumer eating and shopping habits; and the extent to which consumers continue to work remotely even after the pandemic subsides and how that may impact consumer habits.

We estimate we have spent approximately $0.6 million and $4.1 million on COVID-19-related costs for the first two quarters of 2022 and the first two quarters of 2021, respectively. This includes our estimated costs to take precautionary health and safety measures, to provide our manufacturing employees temporary enhanced compensation and to pay employees while they were in quarantine. Most of these costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 20.8% and 26.1% for the first two quarters of 2022 and 2021, respectively. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

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

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our tax rates in fiscal 2021 or the first two quarters of 2022.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2022 and 2021 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.0%	76.0%	82.4%	76.3%
Gross profit	16.0%	24.0%	17.6%	23.7%

Operating (income) and expenses:
Selling, general and administrative expenses	9.2%	10.1%	9.0%	10.1%
Amortization expense	1.2%	1.2%	1.1%	1.1%
Gain on sales of assets	—%	—%	(0.7)%	—%
Operating income	5.6%	12.7%	8.2%	12.5%

Other income and expenses:
Interest expense, net	6.2%	5.7%	5.6%	5.5%
Other income	(0.4)%	(0.2)%	(0.4)%	(0.2)%
Income (loss) before income tax expense (benefit)	(0.2)%	7.2%	3.0%	7.2%
Income tax expense (benefit)	(0.3)%	1.9%	0.6%	1.9%
Net income	0.1%	5.3%	2.4%	5.3%

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

A reconciliation of base business net sales to net sales for the second quarter and first two quarters of 2022 and 2021 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net sales	$478,965	$464,375	$1,011,372	$969,509
Net sales from acquisitions(1)	(642)	—	(642)	—
Net sales from discontinued brands(2)	(48)	(816)	(287)	(1,818)
Base business net sales	$478,275	$463,559	$1,010,443	$967,691
(1)	Reflects net sales from the Yuma acquisition, for which there is no comparable period of net sales during the second quarter and first two quarters of 2021, respectively. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions.”
(2)	Reflects net sales of the SnackWell’s and Farmwise brands, which have been discontinued.

EBITDA and Adjusted EBITDA. EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up, and gains and losses on the sale of certain assets); loss on extinguishment of debt; and non-recurring expenses, gains and losses. Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income, net income or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted

EBITDA are potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include certain costs and expenses and gains and losses described above. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

Reconciliations of net income and net cash provided by (used in) operating activities to EBITDA and adjusted EBITDA for the second quarter and first two quarters of 2022 and 2021 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net income	$256	$24,551	$23,912	$51,429
Income tax expense (benefit)	(1,408)	8,968	6,297	18,191
Interest expense, net	29,941	26,713	56,743	53,682
Depreciation and amortization	20,474	20,238	40,299	40,529
EBITDA	49,263	80,470	127,251	163,831
Acquisition/divestiture-related and non-recurring expenses(1)	4,877	3,319	4,790	7,829
Gain on sale of assets, net of facility closure costs(2)	—	—	(4,928)	—
Amortization of acquisition-related inventory step-up(3)	—	—	—	5,054
Adjusted EBITDA	$54,140	$83,789	$127,113	$176,714

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$(4,104)	$39,945	$21,127	$65,965
Income tax (expense) benefit	1,408	(8,968)	(6,297)	(18,191)
Interest expense, net	(29,941)	(26,713)	(56,743)	(53,682)
Gain on sales of assets	—	(4)	(7,113)	(30)
Deferred income taxes	(2,383)	5,182	530	11,370
Amortization of deferred debt financing costs and bond discount/premium	1,177	1,148	2,346	2,289
Share-based compensation expense	1,158	1,402	2,248	2,125
Changes in assets and liabilities, net of effects of business combinations	(24,786)	(12,572)	(41,095)	(41,747)
EBITDA	49,263	80,470	127,251	163,831
Acquisition/divestiture-related and non-recurring expenses(1)	4,877	3,319	4,790	7,829
Gain on sale of assets, net of facility closure costs(2)	—	—	(4,928)	—
Amortization of acquisition-related inventory step-up(3)	—	—	—	5,054
Adjusted EBITDA	$54,140	$83,789	$127,113	$176,714
(1)	Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2022 of $4.9 million and $4.8 million, respectively, primarily includes acquisition and integration expenses for Yuma and Crisco acquisitions, and certain cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2021 of $3.3 million and $7.8 million, respectively, primarily includes acquisition and integration expenses for the Crisco and Clabber Girl acquisitions, and certain cost savings initiatives.
(2)	During the first quarter of 2022, we completed the closure and sale of our Portland, Maine manufacturing facility. We recorded a gain on the sale of the Portland property, plant and equipment of $7.1 million during the first quarter of 2022. The positive impact during the quarter of the gain on sale was partially offset by approximately $2.2 million of expenses incurred during the quarter relating to the closure of the facility and the transfer of manufacturing operations, resulting in a net benefit of $4.9 million from the gain on sale.
(3)	For the first two quarters of 2021, amortization of acquisition-related inventory step-up of $5.1 million relates to the purchase accounting adjustments made to inventory acquired in the Crisco acquisition.

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

A reconciliation of adjusted net income and adjusted diluted earnings per share to net income for the second quarter and first two quarters of 2022 and 2021 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net income	$256	$24,551	$23,912	$51,429
Acquisition/divestiture-related and non-recurring expenses(1)	4,877	3,319	4,790	7,829
Gain on sale of assets, net of facility closure costs(2)	—	—	(4,928)	—
Amortization of acquisition-related inventory step-up(3)	—	—	—	5,054
Credit agreement amendment fee(4)	1,600	—	1,600	—
Tax effects of non-GAAP adjustments(5)	(1,587)	(813)	(358)	(3,156)
Adjusted net income	$5,146	$27,057	$25,016	$61,156
Adjusted diluted earnings per share	$0.07	$0.41	$0.36	$0.94
(1)	Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2022 primarily includes acquisition and integration expenses for the Yuma and Crisco acquisitions, and certain cost savings initiatives. Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2021 primarily includes acquisition and integration expenses for the Crisco and Clabber Girl acquisitions, and certain cost savings initiatives.
(2)	During the first quarter of 2022, we completed the closure and sale of our Portland, Maine manufacturing facility. We recorded a gain on the sale of the Portland property, plant and equipment of $7.1 million during the first quarter of 2022. The positive impact during the quarter of the gain on sale was partially offset by approximately $2.2 million of expenses incurred during the quarter relating to the closure of the facility and the transfer of manufacturing operations, resulting in a net benefit of $4.9 million from the gain on sale.
(3)	For the first two quarters of 2021, amortization of acquisition-related inventory step-up of $5.1 million (or $3.8 million, net of tax) relates to the purchase accounting adjustments made to inventory acquired in the Crisco acquisition.
(4)	During the second quarter of 2022, we paid a fee of $1.6 million (or $1.2 million, net of tax) to amend our senior secured credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility.
(5)	Represents the tax effects of the non-GAAP adjustments listed above assuming a tax rate of 24.5%.

Second quarter of 2022 compared to the second quarter of 2021

Net Sales. Net sales for the second quarter of 2022 increased $14.6 million, or 3.1%, to $479.0 million from $464.4 million for the second quarter of 2021. The increase was primarily due to increases in net pricing and the impact of product mix, partially offset by volume declines primarily due to price elasticity and supply chain challenges in the second quarter of 2022.

Base business net sales for the second quarter of 2022 increased $14.7 million, or 3.2%, to $478.3 million from $463.6 million for the second quarter of 2021. The increase in base business net sales for the second quarter of 2022 was driven by an increase in net pricing and the impact of product mix of $20.5 million, or 4.4% of base business net sales, partially offset by a decrease in unit volume of $5.0 million and the negative impact of foreign currency of $0.8 million.

Net sales of Green Giant products in the aggregate (including Le Sueur) increased $6.2 million, or 5.9%, in the second quarter of 2022, as compared to the second quarter of 2021. Net sales of Green Giant frozen (excluding net sales from the Yuma acquisition, which are not included in base business net sales) increased $7.6 million, or 10.4%, for the quarter. Net sales of Green Giant shelf-stable (including Le Sueur) decreased $1.4 million, or 4.6%, for the second quarter of 2022.

See Note 16, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first two quarters of 2022 or fiscal 2021 equaled or exceeded 3% of our total net sales for those periods, and for “all other brands” in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the second quarter of 2022:

	2022 vs. 2021
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Green Giant - frozen(1)	$7.6	10.4%
Cream of Wheat	3.1	21.5%
Clabber Girl	1.5	8.7%
Maple Grove Farms of Vermont	1.2	6.1%
Ortega	(5.1)	(12.3)%
Spices & Seasonings(2)	(4.1)	(5.6)%
Dash	(2.4)	(11.9)%
Green Giant - shelf-stable(3)	(1.4)	(4.6)%
All other brands	14.3	0.6%
Base business net sales (decrease) increase	$14.7	3.2%
(1)	Excludes net sales from the Yuma acquisition, which are not included in base business net sales. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions.”
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(3)	Includes net sales of the Le Sueur brand.

Gross Profit. Gross profit was $76.5 million for the second quarter of 2022, or 16.0% of net sales. Excluding the negative impact of $2.3 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the second quarter of 2022, our gross profit would have been $78.8 million, or 16.5% of net sales. Gross profit was $111.6 million for the second quarter of 2021, or 24.0% of net sales. Excluding the negative impact of $0.4 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the second quarter of 2021, our gross profit would have been $112.0 million, or 24.1% of net sales.

During the second quarter of 2022, our gross profit was negatively impacted by higher than expected input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation will continue to have a significant industry-wide impact during the remainder of fiscal 2022. As discussed above, we are attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We have also announced list price increases in 2021 and again during the first and second quarters of 2022. However, increases in the prices we charge our customers generally lag behind rising input costs. As such, we did not fully offset the incremental costs that we faced in the second quarter of 2022 and may not fully offset the incremental costs that we are facing and we expect to continue to face in the remainder of fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.9 million, or 6.1%, to $44.2 million for the second quarter of 2022 from $47.1 million for the second quarter of 2021. The decrease was composed of decreases in warehousing expenses of $2.2 million, consumer marketing expenses of $0.8 million, general and administrative expenses of $0.4 million, and acquisition/divestiture-related and non-recurring expenses of $0.4 million, partially offset by an increase in selling expenses of $0.9 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.9 percentage points to 9.2% for the second quarter of 2022, as compared to 10.1% for the second quarter of 2021.

Amortization Expense. Amortization expense was $5.4 million for both the second quarter of 2022 and the second quarter of 2021.

Operating Income. As a result of the foregoing, operating income decreased $32.2 million, or 54.4%, to $26.9 million for the second quarter of 2022 from $59.1 million for the second quarter of 2021. Operating income expressed as a percentage of net sales decreased to 5.6% in the second quarter of 2022 from 12.7% in the second quarter of 2021.

Net Interest Expense. Net interest expense increased $3.2 million, or 12.1%, to $29.9 million for the second quarter of 2022 from $26.7 million in the second quarter of 2021. The increase was primarily attributable to a $1.6 million fee for an amendment to our credit agreement, and a higher effective cost of borrowing and additional borrowings on our revolving credit facility during the second quarter of 2022, as compared to the second quarter of 2021. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the second quarter of 2022 and 2021 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs, in the amount of $1.8 million and $1.1 million, respectively. Other income for the second quarter of 2022 and 2021 also includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million in both periods.

Income Tax Expense (Benefit). Income tax expense (benefit) decreased $10.4 million to a $1.4 million income tax benefit for the second quarter of 2022 from a $9.0 million income tax expense for the second quarter of 2021, primarily due to decreased operating income, as described above. Our effective tax rate was 122.2% for the second quarter of 2022 and 26.8% for the second quarter of 2021. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense (benefit).

First two quarters of 2022 compared to the first two quarters of 2021

Net Sales. Net sales for the first two quarters of 2022 increased $41.9 million, or 4.3%, to $1,011.4 million from $969.5 million for the first two quarters of 2021. The increase was primarily due to increases in net pricing and the impact of product mix, partially offset by volume declines primarily due to price elasticity and supply chain challenges in the first two quarters of 2022 resulting from the COVID-19 Omicron variant.

Base business net sales for the first two quarters of 2022 increased $42.7 million, or 4.4%, to $1,010.4 million from $967.7 million for the first two quarters of 2021. The increase in base business net sales was driven by increases in net pricing and the impact of product mix of $56.7 million, or 5.9% of base business net sales, partially offset by a decrease in unit volume of $13.2 million and the negative impact of foreign currency of $0.8 million.

Net sales of Green Giant products in the aggregate (including Le Sueur) increased $9.5 million, or 4.0%, in the first two quarters of 2022, as compared to the first two quarters of 2021. Net sales of Green Giant frozen (excluding net sales from the Yuma acquisition, which are not included in base business net sales) increased $7.0 million, or 4.0%, for the first two quarters of 2022. Net sales of Green Giant shelf-stable (including Le Sueur) increased $2.5 million, or 3.7%, for the first two quarters of 2022.

See Note 16, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for each of our brands whose net sales for the first two quarters of 2022 or fiscal 2021 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the first two quarters of 2022:

	2022 vs. 2021
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Crisco	$34.4	29.6%
Green Giant - frozen(1)	7.0	4.0%
Cream of Wheat	5.9	18.1%
Clabber Girl	5.1	14.6%
Maple Grove Farms of Vermont	2.5	6.0%
Green Giant - shelf-stable(2)	2.5	3.7%
Spices & Seasonings(3)	(17.4)	(11.7)%
Dash	(3.9)	(10.4)%
Ortega	(1.4)	(1.8)%
All other brands	8.0	3.4%
Base business net sales (decrease) increase	$42.7	4.4%
(1)	Excludes net sales from the Yuma acquisition, which are not included in base business net sales. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions.”
(2)	Includes net sales of the Le Sueur brand.
(3)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.

Gross Profit. Gross profit was $177.8 million for the first two quarters of 2022, or 17.6% of net sales. Excluding the negative impact of $4.4 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first two quarters of 2022, our gross profit would have been $182.2 million, or 18.0% of net sales. Gross profit was $229.4 million for the first two quarters of 2021, or 23.7% of net sales. Excluding the negative impact of $5.9 million of acquisition/divestiture-related expenses, the amortization of acquisition-related inventory fair value step-up and non-recurring expenses included in cost of goods sold during the first two quarters of 2021, our gross profit would have been $235.3 million, or 24.3% of net sales.

During the first two quarters of 2022, our gross profit was negatively impacted by higher than expected input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation will continue to have a significant industry-wide impact during the remainder of fiscal 2022. As discussed above, we are attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We have also announced list price increases in 2021 and again during the first and second quarters of 2022. However, increases in the prices we charge our customers generally lag behind rising input costs. As such, we did not fully offset the incremental costs that we faced in the first two quarters of 2022 and may not fully offset the incremental costs that we are facing and we expect to continue to face in the remainder of fiscal 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.5 million, or 6.6%, to $91.0 million for the first two quarters of 2022 from $97.5 million for the first two quarters of 2021. The decrease was composed of decreases in acquisition/divestiture-related and non-recurring expenses of $4.4 million, consumer marketing expenses of $2.4 million, warehousing expenses of $2.1 million, and general and administrative expenses of $0.2 million, partially offset by an increase in selling expenses of $2.6 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 1.1 percentage points to 9.0% for the first two quarters of 2022, as compared to 10.1% for the first two quarters of 2021.

Amortization Expense. Amortization expense decreased $0.2 million to $10.6 million for the first two quarters of 2022 from $10.8 million for the first two quarters of 2021.

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

Operating Income. As a result of the foregoing, operating income decreased $37.8 million, or 31.2%, to $83.3 million for the first two quarters of 2022 from $121.1 million for the first two quarters of 2021. Operating income expressed as a percentage of net sales decreased to 8.2% in the first two quarters of 2022 from 12.5% in the first two quarters of 2021.

Net Interest Expense. Net interest expense increased $3.0 million, or 5.7%, to $56.7 million for the first two quarters of 2022 from $53.7 million in the first two quarters of 2021. The increase was primarily attributable to a $1.6 million fee for an amendment to our credit agreement, and a higher effective cost of borrowing and additional borrowings on our revolving credit facility during the first two quarters of 2022, as compared to the first two quarters of 2021. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first two quarters of 2022 and 2021 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $3.7 million and $2.2 million, respectively. Other income for the first two quarters of 2022 and 2021 also includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in both periods.

Income Tax Expense. Income tax expense decreased $11.9 million to $6.3 million for the first two quarters of 2022 from $18.2 million for the first two quarters of 2021, primarily due to decreased operating income, as described above. Our effective tax rate was 20.8% for the first two quarters of 2022 and 26.1% for the first two quarters of 2021. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $44.9 million to $21.1 million for the first two quarters of 2022 from $66.0 million for the first two quarters of 2021. The decrease in net cash provided by operating activities was primarily due to lower net income in the first two quarters of 2022 compared to the first two quarters of 2021.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $10.4 million to $30.1 million for the first two quarters of 2022 from $19.7 million for the first two quarters of 2021. The increase was primarily attributable to cash used to pay the purchase price for the Yuma acquisition, partially offset by proceeds from the sales of assets (primarily related to the sale of our Portland, Maine manufacturing facility) as well as lower capital expenditures during the first two quarters of 2022 compared to the first two quarters of 2021.

Net Cash Provided by (Used in) Financing Activities. Cash flows provided by financing activities increased $77.0 million to $18.5 million of net cash provided by financing activities for the first two quarters of 2022, as compared to $58.5 million net cash used in financing activities for the first two quarters of 2021. The increase was primarily driven by $65.2 million of net proceeds from the sale of common stock during the first two quarters of 2022 and a $32.5 million increase in net borrowings under our revolving credit facility during the first two quarters of 2022 compared to the first two quarters of 2021, partially offset by a $14.7 million decrease in proceeds from the exercise of stock options, a $4.0 million increase in dividends paid and a $2.3 million increase in payments of tax withholdings on behalf of employees for net share settlement of share-based compensation during the first two quarters of 2022 compared to the first two quarters of 2021.

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

For the first two quarters of 2022 and 2021, we had net cash provided by operating activities of $21.1 million and $66.0 million, respectively, and distributed as dividends $65.3 million and $61.3 million, respectively. Based upon our current dividend rate of $1.90 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2022 to be approximately $133.4 million.

Our dividend policy is based upon our current assessment of our business and the environment in which we operate, and that assessment could change based on competitive or other developments (which could, for example, increase our need for capital expenditures or working capital), new acquisition opportunities or other factors. Our board of directors is free to depart from or change our dividend policy at any time and could do so, for example, if it was to determine that we have insufficient cash to fund capital expenditure or working capital needs, reduce leverage or ensure compliance with our maximum consolidated leverage ratio under our credit agreement, or take advantage of growth opportunities.

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

Equity

Stock Repurchase Program. On March 9, 2021, our board of directors authorized an extension of our stock repurchase program from March 15, 2021 to March 15, 2022. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. The stock repurchase program authorization expired on March 15, 2022.

We did not repurchase any shares of our common stock during the first two quarters of 2022 or the first two quarters of 2021.

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

During fiscal 2021, we sold 3,695,706 shares of our common stock under the ATM equity offering program. We generated $112.5 million in gross proceeds, or $30.44 per share, from the sales and paid commissions to the sales agents of approximately $2.2 million and incurred other fees and expenses of approximately $0.4 million. During the first two quarters of 2021, we did not sell any shares of our common stock under the ATM equity offering program.

During the first quarter of 2022, we sold 112,353 shares of our common stock under the ATM equity offering program. We generated $3.3 million in gross proceeds, or $29.37 per share, from the sales and paid commissions to the sales agents of approximately $0.1 million.

During the second quarter of 2022, we sold 2,739,568 shares of our common stock under the ATM equity offering program. We generated $63.2 million in gross proceeds, or $23.08 per share, from the sales and paid commissions to the sales agents of approximately $1.3 million and incurred other fees and expenses of approximately $0.1 million.

In the aggregate since the inception of the ATM equity offering program during the third quarter of 2021, we have sold 6,547,627 shares of common stock and generated $179.0 million in gross proceeds, or $27.34 per share, and paid commissions to the sales agents of approximately $3.6 million and incurred other fees and expenses of approximately $0.5 million.

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

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2021 and the first two quarters of 2022 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes. We intend to use the net proceeds from any future sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

Future Capital Needs

On July 2, 2022, our total long-term debt of $2,292.1 million, net of our cash and cash equivalents of $43.0 million, was $2,249.1 million. Stockholders’ equity as of that date was $940.2 million.

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

We expect to make capital expenditures of approximately $40.0 million in the aggregate during fiscal 2022. During the first two quarters of 2022, we made capital expenditures of $14.1 million, of which $13.2 million were paid in cash. Our projected capital expenditures for fiscal 2022 primarily relate to productivity and cost saving initiatives, asset sustainability projects, and information technology (hardware and software).

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	July 2,	January 1,
	2022	2022
Current assets(1)	$825,524	$752,685
Non-current assets	2,928,459	2,921,036
Current liabilities(2)	$261,439	$225,554
Non-current liabilities	2,696,407	2,663,841
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $20.7 million and $46.6 million as of July 2, 2022 and January 1, 2022, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of less than $0.1 million as of both July 2, 2022 and January 1, 2022.

	Twenty-six Weeks Ended
	July 2,	July 3,
	2022	2021
Net sales	$952,428	$918,946
Gross profit	169,101	227,327
Operating income	70,951	119,125
Income before income tax expense	17,895	67,651
Net income	$14,755	$49,617

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At July 2, 2022, we had $1,450.0 million of fixed rate debt and $859.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at July 2, 2022, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $8.6 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of July 2, 2022 and January 1, 2022 were as follows (in thousands):

	July 2, 2022				January 1, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$187,500		$187,500	(1)	$165,000		$165,000	(1)
Tranche B term loans due 2026	668,168	(2)	626,408	(3)	667,811	(2)	666,141	(3)
5.25% senior notes due 2025	901,483	(4)	811,335	(3)	901,753	(4)	920,915	(3)
5.25% senior notes due 2027	$550,000		$462,000	(3)	$550,000		$567,875	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At July 2, 2022 and January 1, 2022, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At July 2, 2022 and January 1, 2022, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 8.1% and 7.7% of our total net sales during the first two quarters of 2022 and 2021, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar.

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2022	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)