Form 10-Q
period 2022-10-01
B&G Foods, Inc.
filed 2022-11-09
CIK 1278027

As filed with the Securities and Exchange Commission on November 9, 2022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2022 or

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

As of October 28, 2022, the registrant had 71,668,144 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	the ultimate impact the COVID-19 pandemic will have on our business, which will depend on many factors, including, without limitation,
o	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
o	the duration of social distancing and stay-at-home and work-from-home mandates, policies and recommendations, and whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America; and
o	the extent to which macroeconomic conditions resulting from the pandemic and the pace of the subsequent recovery may impact consumer eating and shopping habits;
●	our substantial leverage;
●	the effects of rising costs for and/or decreases in the supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;
●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the Infrastructure Investment and Jobs Act, U.S. Tax Cuts and Jobs Act and the U.S. CARES Act, and any future tax reform or legislation; for example, President Joe Biden has set forth several tax proposals that may affect B&G Foods;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;

- ii -

●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
●	future impairments of our goodwill and intangible assets;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident or other disruption;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	our ability to successfully transition the operations of our Portland, Maine manufacturing facility to third-party co-manufacturing facilities and existing B&G Foods manufacturing facilities without significant disruption in production or customer service, and our ability to achieve anticipated productivity improvements and cost savings;
●	our ability to find a buyer for the Back to Nature business and successfully complete a sale of the business for net sale proceeds sufficient to avoid a further impairment of the assets held for sale or a loss on the sale of assets;
●	other factors that affect the food industry generally, including:
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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 1,	January 1,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$60,064	$33,690
Trade accounts receivable, net	175,702	145,281
Inventories	805,188	609,794
Assets held for sale	54,245	3,256
Prepaid expenses and other current assets	42,401	38,151
Income tax receivable	11,817	4,284
Total current assets	1,149,417	834,456

Property, plant and equipment, net of accumulated depreciation of $375,797 and $364,182 as of October 1, 2022 and January 1, 2022, respectively	325,890	341,471
Operating lease right-of-use assets	69,565	65,166
Finance lease right-of-use assets	3,155	—
Goodwill	619,095	644,871
Other intangible assets, net	1,793,034	1,927,119
Other assets	14,004	6,916
Deferred income taxes	9,414	8,546
Total assets	$3,983,574	$3,828,545

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$228,248	$129,861
Accrued expenses	72,677	66,901
Current portion of operating lease liabilities	15,038	12,420
Current portion of finance lease liabilities	1,040	—
Income tax payable	3	2,557
Dividends payable	34,043	32,548
Total current liabilities	351,049	244,287

Long-term debt	2,418,090	2,267,759
Deferred income taxes	284,038	310,641
Long-term operating lease liabilities, net of current portion	55,032	55,607
Long-term finance lease liabilities, net of current portion	2,058	—
Other liabilities	31,733	29,997
Total liabilities	3,142,000	2,908,291
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 71,670,232 and 68,521,651 shares issued and outstanding as of October 1, 2022 and January 1, 2022, respectively	717	685
Additional paid-in capital	—	3,547
Accumulated other comprehensive loss	(24,642)	(18,169)
Retained earnings	865,499	934,191
Total stockholders’ equity	841,574	920,254
Total liabilities and stockholders’ equity	$3,983,574	$3,828,545

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net sales	$528,396	$514,965	$1,539,768	$1,484,474
Cost of goods sold	422,635	409,300	1,256,222	1,149,425
Gross profit	105,761	105,665	283,546	335,049

Operating (income) and expenses:
Selling, general and administrative expenses	47,519	46,409	138,556	143,864
Amortization expense	5,427	5,396	16,009	16,231
Gain on sales of assets	—	—	(7,099)	—
Impairment of assets held for sale	103,625	—	103,625	—
Operating income (loss)	(50,810)	53,860	32,455	174,954

Other (income) and expenses:
Interest expense, net	31,874	26,630	88,617	80,312
Other income	(1,846)	(1,130)	(5,533)	(3,338)
Income (loss) before income tax expense (benefit)	(80,838)	28,360	(50,629)	97,980
Income tax expense (benefit)	(21,255)	7,613	(14,958)	25,804
Net income (loss)	$(59,583)	$20,747	$(35,671)	$72,176

Weighted average shares outstanding:
Basic	71,670	64,845	70,068	64,735
Diluted	72,018	65,493	70,440	65,371

Earnings (loss) per share:
Basic	$(0.83)	$0.32	$(0.51)	$1.11
Diluted	$(0.83)	$0.32	$(0.51)	$1.10

Cash dividends declared per share	$0.475	$0.475	$1.425	$1.425

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net income (loss)	$(59,583)	$20,747	$(35,671)	$72,176

Other comprehensive income (loss):
Foreign currency translation adjustments	(5,492)	(4,153)	(6,534)	(753)
Amortization of unrecognized prior service cost and pension deferrals, net of tax	20	304	61	942
Other comprehensive income (loss)	(5,472)	(3,849)	(6,473)	189
Comprehensive income (loss)	$(65,055)	$16,898	$(42,144)	$72,365

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of October 1, 2022

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at January 1, 2022	68,521,651	$685	$3,547	$(18,169)	$934,191	$920,254
Foreign currency translation	—	—	—	2,679	—	2,679
Change in pension benefit (net of $7 of income taxes)	—	—	—	21	—	21
Net income	—	—	—	—	23,656	23,656
Share-based compensation	—	—	791	—	—	791
Net issuance of common stock for share-based compensation	261,014	3	(3,707)	—	—	(3,704)
Cancellation of restricted stock for tax withholding upon vesting	(10,871)	—	(298)	—	—	(298)
Cancellation of restricted stock upon forfeiture	(573)	—	—	—	—	—
Issuance of common stock in ATM offering	112,353	1	3,227	—	—	3,228
Stock options exercised	2,227	—	60	—	—	60
Dividends declared on common stock, $0.475 per share	—	—	(3,620)	—	(29,101)	(32,721)
Balance at April 2, 2022	68,885,801	$689	$—	$(15,469)	$928,746	$913,966
Foreign currency translation	—	—	—	(3,721)	—	(3,721)
Change in pension benefit (net of $6 of income taxes)	—	—	—	20	—	20
Net income	—	—	—	—	256	256
Share-based compensation	—	—	1,924	—	—	1,924
Net issuance of common stock for share-based compensation	47,335	—	—	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(1,250)	—	(28)	—	—	(28)
Cancellation of restricted stock upon forfeiture	(1,108)	—	—	—	—	—
Issuance of common stock in ATM offering	2,739,568	28	61,780	—	—	61,808
Dividends declared on common stock, $0.475 per share	—	—	(34,044)	—	—	(34,044)
Balance at July 2, 2022	71,670,346	$717	$29,632	$(19,170)	$929,002	$940,181
Foreign currency translation	—	—	—	(5,492)	—	(5,492)
Change in pension benefit (net of $7 of income taxes)	—	—	—	20	—	20
Net loss	—	—	—	—	(59,583)	(59,583)
Share-based compensation	—	—	472	—	—	472
Net issuance of common stock for share-based compensation	—	—	—	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(468)	—	(11)	—	—	(11)
Cancellation of restricted stock upon forfeiture	(1,067)	—	—	—	—	—
Issuance of common stock in ATM offering	1,421	—	31	—	—	31
Dividends declared on common stock, $0.475 per share	—	—	(30,124)	—	(3,920)	(34,044)
Balance at October 1, 2022	71,670,232	$717	$—	$(24,642)	$865,499	$841,574

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of October 2, 2021

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at January 2, 2021	64,252,859	$643	$—	$(35,594)	$866,828	$831,877
Foreign currency translation	—	—	—	(496)	—	(496)
Change in pension benefit (net of $108 of income taxes)	—	—	—	334	—	334
Net income	—	—	—	—	26,878	26,878
Share-based compensation	—	—	432	—	—	432
Net issuance of common stock for share-based compensation	82,214	1	(1,087)	—	—	(1,086)
Cancellation of restricted stock for tax withholding upon vesting	(21,462)	—	(620)	—	—	(620)
Stock options exercised	438,900	4	14,048	—	—	14,052
Dividends declared on common stock, $0.475 per share	—	—	(12,773)	—	(17,984)	(30,757)
Balance at April 3, 2021	64,752,511	$648	$—	$(35,756)	$875,722	$840,614
Foreign currency translation	—	—	—	3,896	—	3,896
Change in pension benefit (net of $99 of income taxes)	—	—	—	304	—	304
Net income	—	—	—	—	24,551	24,551
Share-based compensation	—	—	2,305	—	—	2,305
Net issuance of common stock for share-based compensation	46,377	—	—	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(66)	—	(3)	—	—	(3)
Cancellation of restricted stock upon forfeiture	(956)	—	—	—	—	—
Stock options exercised	27,212	—	730	—	—	730
Dividends declared on common stock, $0.475 per share	—	—	(3,032)	—	(27,760)	(30,792)
Balance at July 3, 2021	64,825,078	$648	$—	$(31,556)	$872,513	$841,605
Foreign currency translation	—	—	—	(4,153)	—	(4,153)
Change in pension benefit (net of $99 of income taxes)	—	—	—	304	—	304
Net income	—	—	—	—	20,747	20,747
Share-based compensation	—	—	804	—	—	804
Net issuance of common stock for share-based compensation	—	—	—	—	—	—
Issuance of common stock in ATM offering	70,791	1	2,111	—	—	2,112
Stock options exercised	1,040	—	29	—	—	29
Dividends declared on common stock, $0.475 per share	—	—	(2,944)	—	(27,882)	(30,826)
Balance at October 2, 2021	64,896,909	$649	$—	$(35,405)	$865,378	$830,622

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 1,	October 2,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(35,671)	$72,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,065	61,257
Amortization of operating lease right-of-use assets	12,539	9,901
Amortization of deferred debt financing costs and bond discount/premium	3,530	3,444
Deferred income taxes	(27,415)	14,894
Impairment of assets held for sale	103,625	—
Gain on sales of assets	(7,094)	—
Share-based compensation expense	2,984	3,228
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(31,876)	(46,702)
Inventories	(206,704)	(177,785)
Prepaid expenses and other current assets	(8,926)	(1,559)
Income tax receivable/payable, net	(10,154)	8,705
Other assets	(1,379)	(746)
Trade accounts payable	101,108	83,530
Accrued expenses	(5,856)	(32,921)
Other liabilities	1,816	15,364
Net cash (used in) provided by operating activities	(48,408)	12,786

Cash flows from investing activities:
Capital expenditures	(17,421)	(31,679)
Proceeds from sales of assets	10,430	632
Payments for acquisition of businesses, net of cash acquired	(27,290)	—
Net cash used in investing activities	(34,281)	(31,047)

Cash flows from financing activities:
Repayments of borrowings under revolving credit facility	(182,500)	(85,000)
Borrowings under revolving credit facility	330,000	155,000
Proceeds from issuance of common stock, net	65,233	2,112
Dividends paid	(99,312)	(92,069)
Proceeds from exercise of stock options	60	14,811
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(4,041)	(1,708)
Payments of debt financing costs	—	(276)
Net cash provided by (used in) financing activities	109,440	(7,130)

Effect of exchange rate fluctuations on cash and cash equivalents	(377)	271
Net increase (decrease) in cash and cash equivalents	26,374	(25,120)

Cash and cash equivalents at beginning of period	33,690	52,182
Cash and cash equivalents at end of period	$60,064	$27,062

Supplemental disclosures of cash flow information:
Cash interest payments	$79,891	$95,771
Cash income tax payments	$22,908	$2,155
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$34,043	$30,826
Accruals related to purchases of property, plant and equipment	$1,197	$1,803
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,851	$32,202

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended October 1, 2022 (third quarter and first three quarters of 2022) and October 2, 2021 (third quarter and first three quarters of 2021) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of October 1, 2022, and the results of our operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the third quarter and first three quarters of 2022 and 2021. Our results of operations for the third quarter and first three quarters of 2022 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2021 filed with the SEC on March 1, 2022 (which we refer to as our 2021 Annual Report on Form 10-K).

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

Yuma Acquisition

On May 5, 2022, we completed the acquisition of the frozen vegetable operations of Growers Express, LLC, whose primary business at the time of the acquisition was co-manufacturing certain Green Giant frozen vegetable products, including Green Giant® Riced Veggies and Green Giant Veggie Spirals®. The purchased assets include inventory, equipment, a sublease for a portion of a manufacturing facility in Yuma, Arizona, and a lease for a warehouse facility in San Luis, Arizona. Approximately 160 employees transferred to B&G Foods. We refer to this acquisition as the “Yuma acquisition.” As part of the Yuma acquisition, we also repurchased the master license agreement for certain Green Giant Fresh vegetable products and have assumed responsibility for the administration of related sublicense agreements.

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

During the third quarter of 2022, we reclassified $7.4 million of inventories to assets held for sale. See Note 18, “Assets Held for Sale.”

Inventories consist of the following, as of the dates indicated (in thousands):

	October 1, 2022	January 1, 2022
Raw materials and packaging	$149,041	$94,799
Work-in-process	204,471	145,102
Finished goods	451,676	369,893
Inventories	$805,188	$609,794

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	October 1, 2022			January 1, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$4,269	$2,531	$6,800	$3,929	$2,871
Customer relationships	396,513	179,833	216,680	406,963	167,860	239,103
Total finite-lived intangible assets	$403,313	$184,102	$219,211	$413,763	$171,789	$241,974

Indefinite-Lived Intangible Assets
Goodwill	$619,095			$644,871
Trademarks	$1,573,823			$1,685,145

Amortization expense associated with finite-lived intangible assets was $5.4 million and $16.0 million for the third quarter and first three quarters of 2022, respectively, and $5.4 million and $16.2 million the third quarter and first three quarters of 2021, respectively, and is recorded in operating expenses. We expect to recognize an additional $5.2 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2022, and thereafter $20.8 million in each of fiscal 2023, fiscal 2024 and fiscal 2025, $20.1 million in fiscal 2026, and $15.3 million in fiscal 2027.

During the third quarter of 2022, we reclassified the assets of our Back to Nature business as assets held for sale because we have decided to divest the business, which is no longer core to our overall business or long-term strategy. As a result, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.4 million of inventories to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million during the third quarter of 2022. See Note 18, “Assets Held for Sale.”

We did not recognize any impairment charges for indefinite-lived intangible assets for the first three quarters of 2021. During the third quarter of fiscal 2022, we partially impaired the Back to Nature brand and during the fourth quarter of fiscal 2021, we partially impaired the Static Guard and Molly McButter brands, and these assets had a remaining carrying value of $83.3 million and $36.5 million at October 1, 2022 and January 1, 2022, respectively. If, however, operating results for any of our brands, including recently impaired brands and newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2021 Annual Report on Form 10-K.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	October 1, 2022	January 1, 2022
Revolving credit loans	$312,500	$165,000
Tranche B term loans due 2026	671,625	671,625
5.25% senior notes due 2025	900,000	900,000
5.25% senior notes due 2027	550,000	550,000
Unamortized deferred debt financing costs	(14,107)	(16,805)
Unamortized discount/premium	(1,928)	(2,061)
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,418,090	2,267,759

As of October 1, 2022, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2022 remaining	$—
2023	—
2024	—
2025	1,212,500
2026	671,625
Thereafter	550,000
Total	$2,434,125

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

On December 16, 2020, we amended our amended and restated credit agreement, dated as of October 2, 2015, and previously amended on March 30, 2017, November 20, 2017 and October 10, 2019. Among other things, the amendment provided for a $300.0 million add-on tranche B term loan facility, which closed and funded on December 16, 2020. The add-on tranche B term loans were issued at a price equal to 99.00% of their face value. The add-on term loans have the same terms as, and are fungible with, $371.6 million of tranche B term loans. We used the net proceeds of the add-on term loans to repay a portion of the revolving credit facility borrowings used to finance the Crisco acquisition. As of October 1, 2022, $671.6 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2026.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

The December 2020 amendment also increased the revolver capacity from $700.0 million to $800.0 million and extended the maturity date of our revolving credit facility from November 21, 2022 to December 16, 2025. As of October 1, 2022, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.8 million, was $482.7 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

On June 28, 2022, we amended our credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility. The amendment provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), increased from 7.00 to 1.00 to 7.50 to 1.00 for the quarter ending July 2, 2022, and then increased to 8.00 to 1.00 for the quarter ending October 1, 2022 through the quarter ending September 30, 2023. The maximum consolidated leverage ratio will decrease to 7.50 to 1.00 for the quarter ending December 30, 2023 before returning to 7.00 to 1.00 for the quarters ending March 30, 2024 and thereafter.

We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00.

As of October 1, 2022, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of October 1, 2022, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of October 1, 2022, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Accrued Interest. At October 1, 2022 and January 1, 2022, accrued interest of $25.9 million and $20.7 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of October 1, 2022 and January 1, 2022 were as follows (in thousands):

	October 1, 2022				January 1, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$312,500		$312,500	(1)	$165,000		$165,000	(1)
Tranche B term loans due 2026	668,349	(2)	629,919	(3)	667,811	(2)	666,141	(3)
5.25% senior notes due 2025	901,348	(4)	777,413	(3)	901,753	(4)	920,915	(3)
5.25% senior notes due 2027	$550,000		$443,300	(3)	$550,000		$567,875	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At October 1, 2022 and January 1, 2022, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At October 1, 2022 and January 1, 2022, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the third quarter or first three quarters of 2022 or 2021.

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the third quarter and first three quarters of 2022 and 2021 were as follows (in thousands):

	Amounts Reclassified from AOCL		Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Affected Line Item in
	October 1,	October 2,	October 1,	October 2,	the Statement Where
Details about AOCL Components	2022	2021	2022	2021	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	$27	$403	$81	$1,248	See (1) below
Accumulated other comprehensive loss before tax	27	403	81	1,248	Total before tax
Tax expense	(7)	(99)	(20)	(306)	Income tax expense
Total reclassification	$20	$304	$61	$942	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first three quarters of 2022 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 1, 2022	$(9,344)	$(8,825)	$(18,169)
Other comprehensive income (loss) before reclassifications	—	(6,534)	(6,534)
Amounts reclassified from AOCL	61	—	61
Net current period other comprehensive income (loss)	61	(6,534)	(6,473)
Balance at October 1, 2022	$(9,283)	$(15,359)	$(24,642)

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

We did not repurchase any shares of our common stock during the first three quarters of 2022 or the first three quarters of 2021.

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

During the third quarter of 2022, we sold 1,421 shares of our common stock under the ATM equity offering program. We generated less than $0.1 million in gross proceeds, or $22.16 per share, from the sales and paid commissions to the sales agents and incurred other fees and expenses totaling less than $0.1 million.

In the aggregate since the inception of the ATM equity offering program during the third quarter of 2021, we have sold 6,549,048 shares of common stock and generated $179.0 million in gross proceeds, or $27.34 per share, and paid commissions to the sales agents of approximately $3.6 million and incurred other fees and expenses of approximately $0.6 million.

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

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2021 and the first three quarters of 2022 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes. We intend to use the net proceeds from any future sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of October 1, 2022, we had four company-sponsored defined benefit pension plans covering approximately 26% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the third quarter and first three quarters of 2022 and 2021 includes the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Service cost—benefits earned during the period	$2,191	$2,602	$6,679	$7,831
Interest cost on projected benefit obligation	1,364	1,207	4,100	3,640
Expected return on plan assets	(3,236)	(2,728)	(9,709)	(8,212)
Amortization of unrecognized loss	27	403	81	1,248
Net periodic pension cost	$346	$1,484	$1,151	$4,507

During the first three quarters of 2022, we did not make any contributions to our company-sponsored defined benefit pension plans, and during the first three quarters of 2021, we made contributions to our company-sponsored defined benefit pension plans of $2.5 million. During the remainder of fiscal 2022, we expect to make approximately $2.5 million of contributions.

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

B&G Foods made contributions to the plan of approximately $0.5 million during the first three quarters of 2021. These contributions represented less than five percent of total contributions made to the plan. We did not make any contributions to the plan during the first three quarters of 2022.

In connection with the closure and sale of the Portland, Maine manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. Accordingly, as of October 1, 2022, the present value of the remaining payments amounting to $13.6 million is reflected as a liability on our unaudited consolidated balance sheet.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)	Leases

Operating Leases and Finance Lease. Operating leases and a finance lease are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	October 1,	January 1,
	2022	2022
Right-of-use assets:
Operating lease right-of-use assets	$69,565	$65,166
Finance lease right-of-use assets	3,155	—
Total lease right-of-use assets	$72,720	$65,166

Operating lease liabilities:
Current portion of operating lease liabilities	$15,038	$12,420
Long-term operating lease liabilities, net of current portion	55,032	55,607
Total operating lease liabilities	$70,070	$68,027

Finance lease liabilities:
Current portion of finance lease liabilities	$1,040	$—
Long-term finance lease liabilities, net of current portion	2,058	—
Total finance lease liabilities	$3,098	$—

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

The following table shows supplemental information related to leases (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,311	$3,359	$12,505	$9,782

The components of operating lease costs were as follows:
Cost of goods sold	$2,720	$1,168	$7,569	$3,510
Selling, general and administrative expenses	1,646	2,186	4,970	6,391
Total operating lease costs	$4,366	$3,354	$12,539	$9,901

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$264	$—	$373	$—
Interest on finance lease liabilities	19	—	27	—
Total finance lease costs	$283	$—	$400	$—

Total net lease costs	$4,649	$3,354	$12,939	$9,901

Total rent expense was $4.9 million, including the operating lease costs of $4.4 million stated above, for the third quarter of 2022, and $14.0 million, including the operating lease costs of $12.5 million stated above, for the first three quarters of 2022. Total rent expense was $4.0 million, including the operating lease costs of $3.4 million stated

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

above, for the third quarter of 2021, and $12.1 million, including the operating lease costs of $9.9 million stated above, for the first three quarters of 2021.

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

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	October 1,	January 1,
	2022	2022
Weighted average remaining lease term (years)
Operating leases	5.6	5.5
Finance lease	3.0	N/A
Weighted average discount rate
Operating leases	2.54%	2.61%
Finance lease	2.30%	N/A

As of October 1, 2022, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2022 remaining	$4,332	$275	$4,607
2023	16,027	1,099	17,126
2024	14,240	1,099	15,339
2025	13,558	732	14,290
2026	10,152	—	10,152
Thereafter	16,661	—	16,661
Total undiscounted future minimum lease payments	74,970	3,205	78,175
Less: Imputed interest	(4,900)	(107)	(5,007)
Total present value of future lease payments	$70,070	$3,098	$73,168

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first three quarters of 2022 or 2021 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Collective Bargaining Agreements. As of October 1, 2022, 1,665 of our 2,982 employees, or approximately 55.8%, were covered by collective bargaining agreements.

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

Severance and Change of Control Agreements. We have employment agreements with our chief executive officer and each of our executive vice presidents. The agreements generally continue until terminated by the executive or by us, and provide for severance payments under certain circumstances, including termination by us without cause (as defined in the agreements) or as a result of the employee’s death or disability, or termination by us or a deemed termination upon a change of control (as defined in the agreements). Severance benefits generally include payments for salary continuation, continuation of health care and insurance benefits, present value of additional pension credits and, in certain cases, accelerated vesting under compensation plans.

(13)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the third quarter of 2022 and 2021, there were 827,730 and 513,844, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings (loss) per share.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic	71,670,121	64,844,696	70,068,018	64,734,739
Net effect of potentially dilutive share-based compensation awards	347,970	648,269	372,415	636,102
Diluted	72,018,091	65,492,965	70,440,433	65,370,841

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 60.3% and 60.8% of consolidated net sales for the first three quarters of 2022 and 2021, respectively. Other than Walmart, which accounted for approximately 27.6% and 28.0% of our consolidated net sales for the first three quarters of 2022 and 2021, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2022 or 2021.

Our top ten customers accounted for approximately 57.2% and 59.8% of our consolidated trade accounts receivables as of October 1, 2022 and January 1, 2022, respectively. Other than Walmart, which accounted for approximately 26.9% and 28.9% of our consolidated trade accounts receivables as of October 1, 2022 and January 1, 2022, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of October 1, 2022, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the first three quarters of 2022 and 2021, our sales to customers in foreign countries represented approximately 8.2% and 8.1%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

(15)	Share-Based Payments

The following table details our stock option activity for the first three quarters of fiscal 2022 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at January 1, 2022	789,226	$31.86	7.03	$1,245
Granted	44,239	$22.49
Exercised	(2,227)	$26.80
Forfeited	—	$—
Expired	(3,508)	$31.30
Outstanding at October 1, 2022	827,730	$31.37	6.43	$—
Exercisable at October 1, 2022	554,609	$30.97	5.23	$—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during the first three quarters of 2022 and 2021 were as follows:

	2022	2021
Weighted average grant date fair value	$3.73	$6.48
Expected volatility	39.53%	37.3% - 38.8%
Expected term	5.5 years	5.5 - 6.5 years
Risk-free interest rate	3.0%	0.9% - 1.1%
Dividend yield	8.5%	5.6% - 6.3%

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first three quarters of 2022:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at January 1, 2022	1,140,381	$20.08
Granted	350,427	$21.81
Vested	(337,284)	$19.75
Forfeited	(94,890)	$24.38
Outstanding at October 1, 2022	1,058,634	$20.37
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% to 233% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our restricted stock for the first three quarters of 2022:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at January 1, 2022	74,461	$24.78
Granted	49,444	$27.30
Vested	(32,367)	$23.27
Forfeited	(2,748)	$26.24
Outstanding at October 1, 2022	88,790	$26.69
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the third quarter and first three quarters of 2022 and 2021 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Number of performance shares vested	—	—	337,284	86,523
Shares withheld for tax withholding	—	—	(125,152)	(35,281)
Shares of common stock issued for performance share LTIAs	—	—	212,132	51,242
Shares of common stock issued upon the exercise of stock options	—	1,040	2,227	467,152
Shares of common stock issued to non-employee directors for annual equity grants	—	—	46,773	39,251
Shares of restricted common stock issued to employees	—	—	49,444	38,098
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(468)	—	(12,589)	(21,528)
Shares of restricted stock cancelled upon forfeiture	(1,067)	—	(2,748)	(956)
Net shares of common stock issued (cancelled)	(1,535)	1,040	295,239	573,259

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the third quarter and first three quarters of 2022 and 2021 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
Consolidated Statements of Operations Location	2022	2021	2022	2021
Compensation expense included in cost of goods sold	$95	$180	$534	$638
Compensation expense included in selling, general and administrative expenses	641	923	2,450	2,590
Total compensation expense for share-based payments	$736	$1,103	$2,984	$3,228

As of October 1, 2022, there was $0.3 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 0.25 years, $2.0 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.7 years, and $1.0 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 1.6 years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Brand:(1)
Green Giant - frozen(2)	$81,791	$85,693	$262,089	$258,369
Crisco	98,508	71,217	249,440	187,715
Spices & Seasonings(3)	63,074	68,143	193,694	216,140
Ortega	38,551	37,559	116,935	117,360
Green Giant - shelf-stable(4)	32,037	41,430	82,599	90,662
Clabber Girl(5)	25,883	20,443	65,973	55,436
Maple Grove Farms of Vermont	19,588	20,170	62,874	61,001
Cream of Wheat	18,322	15,218	56,589	47,614
Dash	15,666	17,328	49,922	55,544
All other brands	134,976	137,764	399,653	394,633
Total	$528,396	$514,965	$1,539,768	$1,484,474
(1)	Table includes net sales for each of our brands whose net sales for the first three quarters of 2022 or fiscal 2021 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	For the third quarter and first three quarters of 2022, includes net sales from the Yuma acquisition, which was completed on May 5, 2022. See Note 3, “Acquisitions.”
(3)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(4)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(5)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.

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

During the third quarter of 2022, we reclassified $157.9 million of assets related to our Back to Nature business as assets held for sale because we have decided to divest the business, which is no longer core to our overall business or long-term strategy. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million during the third quarter of 2022.

The following table sets forth the assets held for sale at October 1, 2022 relating to the pending sale of the Back to Nature brand (in thousands):

October 1, 2022
Trademarks — indefinite-lived intangible assets	$109,900
Goodwill	29,500
Customer relationships — finite-lived intangible assets	11,025
Inventories	7,445
Assets held for sale before impairments	157,870
Impairments of assets held for sale	(103,625)
Assets held for sale	$54,245

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended October 1, 2022 (third quarter and first three quarters of 2022) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 1, 2022 (fiscal 2021) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2022 (which we refer to as our 2021 Annual Report on Form 10-K).

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

We experienced material net cost increases for raw materials during the third quarter and first three quarters of 2022 due to a number of factors, including the COVID-19 pandemic and the war in Ukraine, and anticipate higher raw materials cost increases for the remainder of fiscal 2022 and into fiscal 2023. We are currently locked into our supply and prices for a majority of our most significant raw material commodities through the remainder of fiscal 2022.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2019, we were able to offset a portion of the freight cost increase through pricing, which included both list price increases and trade spend optimization. And in 2018 and 2019, we benefited from our distribution re-alignment efforts which have helped to optimize both our shelf-stable and our frozen distribution networks. Freight rates increased significantly during the fourth quarter of 2020 throughout fiscal 2021 and the first three quarters of 2022. We expect freight rates to continue to increase in the remainder of fiscal 2022 and into fiscal 2023.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2022 and 2021, our net sales to customers in foreign countries represented approximately 8.2% and 8.1%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

To confront these challenges, we continue to take steps to build the value of our brands, to improve our existing portfolio of products with new product and marketing initiatives, to reduce costs through improved productivity, to address consumer concerns about food safety, quality and health and to favorably manage currency fluctuations.

Update Regarding Impact and Expected Future Impact of COVID-19, the War in Ukraine, Supply Chain Disruptions, Labor Shortages and Input Cost Inflation on Our Company

Expectations and Risk Factors in Light of the Ongoing COVID-19 Pandemic, the War in Ukraine, Supply Chain Disruptions, Labor Shortages and Input Cost Inflation. B&G Foods continued to see strong consumer demand for our products during the first three quarters of 2022 and expects to continue to see commensurate elevated levels of net sales relative to pre-pandemic fiscal 2019 throughout the remainder of fiscal 2022. The ultimate impact of the COVID-19 pandemic on our business will depend on many factors, including, among others: how long social distancing and stay-at-home and work-from home mandates, policies and recommendations remain in effect; whether, and the extent to which, additional waves or variants of COVID-19 will affect the United States and the rest of North America; our ability to continue to operate our manufacturing facilities, maintain our supply chain without material disruption, procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages; the extent to which macroeconomic conditions resulting from the pandemic, including inflation, and the pace of the subsequent recovery may impact consumer eating and shopping habits; and the extent to which consumers continue to work remotely even after the pandemic subsides and how that may impact consumer habits.

We estimate we have spent approximately $0.7 million and $4.3 million on COVID-19-related costs for the first three quarters of 2022 and the first three quarters of 2021, respectively. This includes our estimated costs to take precautionary health and safety measures, to provide our manufacturing employees temporary enhanced compensation and to pay employees while they were in quarantine. Most of these costs impact our costs of goods sold and the remaining portion impacts our selling, general and administrative expenses.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 29.5% and 26.3% for the first three quarters of 2022 and 2021, respectively. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

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

If our interest expense deduction becomes limited or if we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. We were not subject to an interest expense deduction limitation in fiscal 2020 but were subject to the limitation in fiscal 2021 and expect to be for fiscal 2022 and beyond. In fiscal 2021 our interest expense exceeded 30% of our adjusted taxable income and this limitation resulted in an increase to our taxable income of $7.8 million, and we accordingly established a deferred tax asset of $1.9 million without a valuation allowance. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation will be computed after any deduction allowable for depreciation and amortization. As a result, we expect our adjusted taxable income (used to compute the limitation) to further decrease and that we will be subject to the interest expense deduction limitation in fiscal 2022 and future years. Based upon current assumptions, the increase in cash taxes resulting from the interest expense deduction limitation is expected to be approximately $21 million per year beginning in fiscal 2022, without a valuation allowance established for the deferred tax assets from the disallowed interest expense that may be carried forward indefinitely. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our tax rates in fiscal 2021 or the first three quarters of 2022.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2022 and 2021 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.0%	79.5%	81.6%	77.4%
Gross profit	20.0%	20.5%	18.4%	22.6%

Operating (income) and expenses:
Selling, general and administrative expenses	9.0%	9.0%	9.0%	9.7%
Amortization expense	1.0%	1.0%	1.1%	1.1%
Gain on sales of assets	—%	—%	(0.5)%	—%
Impairment of assets held for sale	19.6%	—%	6.7%	—%
Operating income (loss)	(9.6)%	10.5%	2.1%	11.8%

Other (income) and expenses:
Interest expense, net	6.0%	5.2%	5.8%	5.4%
Other income	(0.3)%	(0.2)%	(0.4)%	(0.2)%
Income (loss) before income tax expense (benefit)	(15.3)%	5.5%	(3.3)%	6.6%
Income tax expense (benefit)	(4.0)%	1.5%	(1.0)%	1.7%
Net income (loss)	(11.3)%	4.0%	(2.3)%	4.9%

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

Impairment of Assets Held for Sale. Impairment of assets held for sale consists of non-cash charges to assets held for sale. We measure assets held for sale at the lower of their carrying value and fair value less anticipated costs to sell, and record non-cash impairment charges to the extent the fair value less anticipated costs to sell is less than their carrying value.

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

A reconciliation of base business net sales to net sales for the third quarter and first three quarters of 2022 and 2021 follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net sales	$528,396	$514,965	$1,539,768	$1,484,474
Net sales from acquisitions(1)	(876)	—	(1,518)	—
Net sales from discontinued brands(2)	20	(464)	(267)	(2,282)
Base business net sales	$527,540	$514,501	$1,537,983	$1,482,192
(1)	Reflects net sales from the Yuma acquisition, for which there is no comparable period of net sales during the third quarter and first three quarters of 2021, respectively. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions.”
(2)	Reflects net sales of the SnackWell’s and Farmwise brands, which have been discontinued.

EBITDA and Adjusted EBITDA. EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance. We define EBITDA as net income (loss) before net interest expense, income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up, and gains and losses on the sale of certain assets); loss on extinguishment of debt; impairment of assets held for sale; and non-recurring expenses, gains and losses. Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income (loss), net income (loss) or any other GAAP measure as an indicator of operating performance. EBITDA and adjusted EBITDA are not complete net cash flow measures because EBITDA and adjusted EBITDA are measures of liquidity that do not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends. Rather, EBITDA and adjusted EBITDA are potential indicators of an entity’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of an entity’s profitability because they do not include certain costs and expenses and gains and losses described above. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. However, EBITDA and adjusted EBITDA can still be useful in evaluating our performance against our peer companies because management believes these measures provide users with valuable insight into key components of GAAP amounts.

Reconciliations of net income (loss) and net cash provided by (used in) operating activities to EBITDA and adjusted EBITDA for the third quarter and first three quarters of 2022 and 2021 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net income (loss)	$(59,583)	$20,747	$(35,671)	$72,176
Income tax expense (benefit)	(21,255)	7,613	(14,958)	25,804
Interest expense, net	31,874	26,630	88,617	80,312
Depreciation and amortization	20,766	20,728	61,065	61,257
EBITDA	(28,198)	75,718	99,053	239,549
Acquisition/divestiture-related and non-recurring expenses(1)	4,785	6,388	9,575	14,217
Gain on sale of assets, net of facility closure costs(2)	—	—	(4,928)	—
Amortization of acquisition-related inventory step-up(3)	—	—	—	5,054
Accrual for multi-employer pension plan withdrawal liability(4)	—	14,056	—	14,056
Impairment of assets held for sale(5)	103,625	—	103,625	—
Adjusted EBITDA	$80,212	$96,162	$207,325	$272,876

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$(69,535)	$(53,179)	$(48,408)	$12,786
Income tax expense (benefit)	(21,255)	7,613	(14,958)	25,804
Interest expense, net	31,874	26,630	88,617	80,312
Gain on sales of assets	(19)	(30)	7,094	—
Deferred income taxes	27,945	(3,524)	27,415	(14,894)
Amortization of deferred debt financing costs and bond discount/premium	(1,184)	(1,155)	(3,530)	(3,444)
Share-based compensation expense	(736)	(1,103)	(2,984)	(3,228)
Changes in assets and liabilities, net of effects of business combinations	108,337	100,466	149,432	142,213
Impairment of assets held for sale(5)	(103,625)	—	(103,625)	—
EBITDA	(28,198)	75,718	99,053	239,549
Acquisition/divestiture-related and non-recurring expenses(1)	4,785	6,388	9,575	14,217
Gain on sale of assets, net of facility closure costs(2)	—	—	(4,928)	—
Amortization of acquisition-related inventory step-up(3)	—	—	—	5,054
Accrual for multi-employer pension plan withdrawal liability(4)	—	14,056	—	14,056
Impairment of assets held for sale(5)	103,625	—	103,625	—
Adjusted EBITDA	$80,212	$96,162	$207,325	$272,876
(1)	Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2022 of $4.8 million and $9.6 million, respectively, primarily includes acquisition and integration expenses for Yuma and Crisco acquisitions. Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2021 of $6.4 million and $14.2 million, respectively, primarily includes acquisition and integration expenses for the Crisco acquisition and certain cost savings initiatives.
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
(3)	For the first three quarters of 2021, amortization of acquisition-related inventory step-up of $5.1 million relates to the purchase accounting adjustments made to inventory acquired in the Crisco acquisition.
(4)	During the third quarter of 2021, we reached an agreement to sell our Portland, Maine manufacturing facility. In connection with the sale and closure of the facility, we incurred a multi-employer pension plan withdrawal liability payable over 20 years in installments of approximately $0.9 million per year. As of October 1, 2022, the multi-employer pension plan withdrawal liability has a remaining estimated present value of approximately $13.6 million.
(5)	During the third quarter of 2022, we reclassified the assets of our Back to Nature business as assets held for sale because we have decided to divest the business, which is no longer core to our overall business or long-term strategy. As a result, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.4 million of inventories to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million during the third quarter of 2022. See Note 18, “Assets Held for Sale.”

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share. Adjusted net income (loss) and adjusted diluted earnings (loss) per share are non-GAAP financial measures used by management to measure operating performance. We define adjusted net income (loss) and adjusted diluted earnings (loss) per share as net income (loss) and diluted earnings (loss) per share adjusted for certain items that affect comparability. These non-GAAP financial measures reflect adjustments to net income (loss) and diluted earnings (loss) per share to eliminate the items identified in the reconciliation below. This information is provided in order to allow investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because we cannot predict the timing and amount of these items, management does not consider these items when evaluating our company’s performance or when making decisions regarding allocation of resources.

A reconciliation of adjusted net income (loss) and adjusted diluted earnings (loss) per share to net income (loss) for the third quarter and first three quarters of 2022 and 2021 along with the components of adjusted net income (loss) and adjusted diluted earnings (loss) per share follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net income (loss)	$(59,583)	$20,747	$(35,671)	$72,176
Acquisition/divestiture-related and non-recurring expenses(1)	4,785	6,388	9,575	14,217
Gain on sale of assets, net of facility closure costs(2)	—	—	(4,928)	—
Amortization of acquisition-related inventory step-up(3)	—	—	—	5,054
Credit agreement amendment fee(4)	—	—	1,600	—
Accrual for multi-employer pension plan withdrawal liability(5)	—	14,056	—	14,056
Impairment of assets held for sale(6)	103,625	—	103,625	—
Tax effects of non-GAAP adjustments(7)	(26,560)	(5,009)	(26,919)	(8,165)
Adjusted net income	$22,267	$36,182	$47,282	$97,338
Adjusted diluted earnings per share	$0.31	$0.55	$0.67	$1.49
(1)	Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2022 primarily includes acquisition and integration expenses for the Yuma and Crisco acquisitions. Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2021 primarily includes acquisition and integration expenses for the Crisco acquisition and certain cost savings initiatives.
(2)	During the first quarter of 2022, we completed the closure and sale of our Portland, Maine manufacturing facility. We recorded a gain on the sale of the Portland property, plant and equipment of $7.1 million during the first quarter of 2022. The positive impact during the quarter of the gain on sale was partially offset by approximately $2.2 million of expenses incurred during the quarter relating to the closure of the facility and the transfer of manufacturing operations, resulting in a net benefit of $4.9 million from the gain on sale.

(3)	For the first three quarters of 2021, amortization of acquisition-related inventory step-up of $5.1 million (or $3.8 million, net of tax) relates to the purchase accounting adjustments made to inventory acquired in the Crisco acquisition.
(4)	During the second quarter of 2022, we paid a fee of $1.6 million (or $1.2 million, net of tax) to amend our senior secured credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility.
(5)	During the third quarter of 2021, we reached an agreement to sell our Portland, Maine manufacturing facility. In connection with the sale and closure of the facility, we incurred a multi-employer pension plan withdrawal liability payable over 20 years in installments of approximately $0.9 million per year. As of October 1, 2022, the multi-employer pension plan withdrawal liability has a remaining estimated present value of approximately $13.6 million.
(6)	During the third quarter of 2022, we reclassified the assets of our Back to Nature business as assets held for sale because we have decided to divest the business, which is no longer core to our overall business or long-term strategy. As a result, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.4 million of inventories to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million during the third quarter of 2022. See Note 18, “Assets Held for Sale.”
(7)	Represents the tax effects of the non-GAAP adjustments listed above assuming a tax rate of 24.5%.

Third quarter of 2022 compared to the third quarter of 2021

Net Sales. Net sales for the third quarter of 2022 increased $13.4 million, or 2.6%, to $528.4 million from $515.0 million for the third quarter of 2021. The increase was primarily due to increases in net pricing and the impact of product mix, partially offset by volume declines primarily due to price elasticity and supply chain challenges in the third quarter of 2022.

Base business net sales for the third quarter of 2022 increased $13.0 million, or 2.5%, to $527.5 million from $514.5 million for the third quarter of 2021. The increase in base business net sales for the third quarter of 2022 was driven by an increase in net pricing and the impact of product mix of $75.5 million, or 14.7% of base business net sales, partially offset by a decrease in unit volume of $61.3 million and the negative impact of foreign currency of $1.2 million.

Net sales of Green Giant products in the aggregate (including Le Sueur) decreased $17.7 million, or 12.6%, in the third quarter of 2022, as compared to the third quarter of 2021. Net sales of Green Giant frozen (excluding net sales from the Yuma acquisition, which are not included in base business net sales) decreased $4.8 million, or 5.6%, for the quarter. Net sales of Green Giant shelf-stable (including Le Sueur) decreased $13.0 million, or 23.3%, for the third quarter of 2022.

See Note 16, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales for each of our brands whose net sales for the first three quarters of 2022 or fiscal 2021 equaled or exceeded 3% of our total net sales for those periods, and for “all other brands” in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the third quarter of 2022:

	2022 vs. 2021
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Crisco	$27.3	38.3%
Clabber Girl	5.5	26.6%
Cream of Wheat	3.1	20.4%
Ortega	1.0	2.6%
Green Giant - shelf-stable(1)	(13.0)	(23.3)%
Spices & Seasonings(2)	(5.0)	(7.4)%
Green Giant - frozen(3)	(4.8)	(5.6)%
Dash	(1.6)	(9.6)%
Maple Grove Farms of Vermont	(0.6)	(2.9)%
All other brands	1.1	1.0%
Base business net sales increase	$13.0	2.5%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(3)	Excludes net sales from the Yuma acquisition, which are not included in base business net sales. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions.”

Gross Profit. Gross profit was $105.8 million for the third quarter of 2022, or20.0% of net sales. Excluding the negative impact of $2.2 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the third quarter of 2022, our gross profit would have been $108.0 million, or 20.4% of net sales. Gross profit was $105.7 million for the third quarter of 2021, or 20.5% of net sales. Excluding the negative impact of a $14.1 million accrual for the estimated present value of a multi-employer pension plan withdrawal liability in connection with the sale and closure of our Portland, Maine manufacturing facility, and $2.8 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the third quarter of 2021, our gross profit would have been $122.6 million, or 23.8% of net sales.

During the third quarter of 2022, our gross profit was negatively impacted by input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation will continue to have a significant industry-wide impact during the remainder of fiscal 2022 and into fiscal 2023. As discussed above, we are attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We have also announced list price increases in 2021 and again during the first, second, third and fourth quarters of 2022. However, increases in the prices we charge our customers generally lag behind rising input costs. As such, we did not fully offset the incremental costs that we faced in the third quarter of 2022 and may not fully offset the incremental costs that we are facing and we expect to continue to face in the remainder of fiscal 2022 and beyond.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million, or 2.4%, to $47.5 million for the third quarter of 2022 from $46.4 million for the third quarter of 2021. The increase was composed of increases in general and administrative expenses of $1.1 million, selling expenses of $0.7 million and consumer marketing expenses of $0.3 million, partially offset by a decrease in acquisition/divestiture-related and non-recurring expenses of $1.0 million. Expressed as a percentage of net sales, selling, general and administrative expenses remained flat at 9.0% for the third quarter of 2022 and the third quarter of 2021.

Amortization Expense. Amortization expense was $5.4 million for both the third quarter of 2022 and the third quarter of 2021.

Impairment of Assets Held for Sale. During the third quarter of 2022, we reclassified the assets of our Back to Nature business as assets held for sale because we have decided to divest the business, which is no longer core to our overall business or long-term strategy. As a result, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.4 million of inventories to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million during the third quarter of 2022. See Note 18, “Assets Held for Sale.”

Operating Income (Loss). As a result of the foregoing, operating income decreased $104.7 million, or 194.3%, to an operating loss of $50.8 million for the third quarter of 2022 from an operating income of $53.9 million for the third quarter of 2021. Operating income (loss) expressed as a percentage of net sales decreased to 9.6% in the third quarter of 2022 from 10.5% in the third quarter of 2021.

Net Interest Expense. Net interest expense increased $5.3 million, or 19.7%, to $31.9 million for the third quarter of 2022 from $26.6 million in the third quarter of 2021. The increase was primarily attributable to higher interest rates on our variable rate borrowings and additional borrowings on our revolving credit facility during the third quarter of 2022 as compared to the third quarter of 2021. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the third quarter of 2022 and 2021 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs, in the amount of $1.8 million and $1.1 million, respectively. Other income for the third quarter of 2022 and 2021 also includes remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million in both periods.

Income Tax Expense (Benefit). Income tax expense decreased $28.9 million to a tax benefit of $21.3 million for the third quarter of 2022 from a tax expense of $7.6 million for the third quarter of 2021, primarily due to an operating loss, as described above, and the impact of state tax rate changes. Our effective tax rate was 26.3% for the third quarter of 2022 and 26.8% for the third quarter of 2021. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense (benefit).

First three quarters of 2022 compared to the first three quarters of 2021

Net Sales. Net sales for the first three quarters of 2022 increased $55.3 million, or 3.7%, to $1,539.8 million from $1,484.5 million for the first three quarters of 2021. The increase was primarily due to increases in net pricing and the impact of product mix, partially offset by volume declines primarily due to price elasticity and supply chain challenges in the first three quarters of 2022.

Base business net sales for the first three quarters of 2022 increased $55.8 million, or 3.8%, to $1,538.0 million from $1,482.2 million for the first three quarters of 2021. The increase in base business net sales was driven by increases in net pricing and the impact of product mix of $132.2 million, or 8.9% of base business net sales, partially offset by a decrease in unit volume of $74.5 million and the negative impact of foreign currency of $1.9 million.

Net sales of Green Giant products in the aggregate (including Le Sueur) decreased $8.3 million, or 2.2%, in the first three quarters of 2022, as compared to the first three quarters of 2021. Net sales of Green Giant frozen (excluding net sales from the Yuma acquisition, which are not included in base business net sales) increased $2.2 million, or 0.9%, for the first three quarters of 2022. Net sales of Green Giant shelf-stable (including Le Sueur) decreased $10.5 million, or 8.7%, for the first three quarters of 2022.

See Note 16, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for each of our brands whose net sales for the first three quarters of 2022 or fiscal 2021 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the first three quarters of 2022:

	2022 vs. 2021
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Crisco	$61.7	32.9%
Clabber Girl	10.6	19.0%
Cream of Wheat	9.0	18.8%
Green Giant - frozen(1)	2.2	0.9%
Maple Grove Farms of Vermont	1.9	3.1%
Spices & Seasonings(2)	(22.4)	(10.4)%
Green Giant - shelf-stable(3)	(10.5)	(8.7)%
Dash	(5.6)	(10.1)%
Ortega	(0.5)	(0.4)%
All other brands	9.4	2.6%
Base business net sales increase	$55.8	3.8%
(1)	Excludes net sales from the Yuma acquisition, which are not included in base business net sales. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions.”
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(3)	Includes net sales of the Le Sueur brand.

Gross Profit. Gross profit was $283.5 million for the first three quarters of 2022, or 18.4% of net sales. Excluding the negative impact of $6.6 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first three quarters of 2022, our gross profit would have been $290.1 million, or 18.8% of net sales. Gross profit was $335.0 million for the first three quarters of 2021, or 22.6% of net sales. Excluding the negative impact of a $14.1 million accrual for the estimated present value of a multi-employer pension plan withdrawal liability in connection with the sale and closure of our Portland, Maine manufacturing facility, $3.6 million of acquisition/divestiture-related expenses, and $5.1 million of amortization of acquisition-related inventory fair value step-up and non-recurring expenses included in cost of goods sold during the first three quarters of 2021, our gross profit would have been $357.8 million, or 24.1% of net sales.

During the first three quarters of 2022, our gross profit was negatively impacted by higher than expected input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation will continue to have a significant industry-wide impact during the remainder of fiscal 2022 and into fiscal 2023. As discussed above, we are attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We have also announced list price increases in 2021 and again during the first, second, third and fourth quarters of 2022. However, increases in the prices we charge our customers generally lag behind rising input costs. As such, we did not fully offset the incremental costs that we faced in the first three quarters of 2022 and may not fully offset the incremental costs that we are facing and we expect to continue to face in the remainder of fiscal 2022 and beyond.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.3 million, or 3.7%, to $138.6 million for the first three quarters of 2022 from $143.9 million for the first three quarters of 2021. The decrease was composed of decreases in acquisition/divestiture-related and non-recurring expenses of $5.3 million, consumer marketing expenses of $2.1 million and warehousing expenses of $2.0 million, partially offset by increases in selling expenses of $3.3 million and general and administrative expenses of $0.8 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.7 percentage points to 9.0% for the first three quarters of 2022, as compared to 9.7% for the first three quarters of 2021.

Amortization Expense. Amortization expense decreased $0.2 million to $16.0 million for the first three quarters of 2022 from $16.2 million for the first three quarters of 2021.

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

Impairment of Assets Held for Sale. During the third quarter of 2022, we reclassified the assets of our Back to Nature business as assets held for sale because we have decided to divest the business, which is no longer core to our overall business or long-term strategy. As a result, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.4 million of inventories to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million during the third quarter of 2022. See Note 18, “Assets Held for Sale.”

Operating Income. As a result of the foregoing, operating income decreased $142.5 million, or 81.4%, to $32.5 million for the first three quarters of 2022 from $175.0 million for the first three quarters of 2021. Operating income expressed as a percentage of net sales decreased to2.1% in the first three quarters of 2022 from 11.8% in the first three quarters of 2021.

Net Interest Expense. Net interest expense increased $8.3 million, or 10.3%, to $88.6 million for the first three quarters of 2022 from $80.3 million in the first three quarters of 2021. The increase was primarily attributable to higher interest rates on our variable rate borrowings, additional borrowings on our revolving credit facility during the first three quarters of 2022 as compared to the first three quarters of 2021 and a $1.6 million fee for an amendment to our credit agreement. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first three quarters of 2022 and 2021 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $5.5 million and $3.3 million, respectively. Other income for the first three quarters of 2022 and 2021 also includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in both periods.

Income Tax Expense (Benefit). Income tax expense decreased $40.8 million to a tax benefit of $15.0 million for the first three quarters of 2022 from a tax expense of $25.8 million for the first three quarters of 2021, primarily due to decreased operating income, as described above, and the impact of state tax rate changes. Our effective tax rate was 29.5% for the first three quarters of 2022 and 26.3% for the first three quarters of 2021. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

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

Cash Flows

Net Cash (Used in) Provided by Operating Activities. Net cash provided by operating activities decreased $61.2 million to $48.4 million cash used in operating activities for the first three quarters of 2022 from $12.8 million cash provided by operating activities for the first three quarters of 2021. The decrease was primarily due to lower gross profit in the first three quarters of 2022 compared to the first three quarters of 2021. The decrease was also due to unfavorable working capital comparisons in the first three quarters of 2022 compared to the first three quarters of 2021, primarily comprised of inventories, income tax receivable/payable, other liabilities, and prepaid expenses and other current assets, partially offset by increases in accrued expenses, trade accounts payable, and trade accounts receivable.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $3.3 million to $34.3 million for the first three quarters of 2022 from $31.0 million for the first three quarters of 2021. The increase was primarily attributable to cash used to pay the purchase price for the Yuma acquisition, partially offset by proceeds from the sales of assets (primarily related to the sale of our Portland, Maine manufacturing facility) as well as lower capital expenditures during the first three quarters of 2022 compared to the first three quarters of 2021.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased $116.5 million to $109.4 million of net cash provided by financing activities for the first three quarters of 2022, as compared to $7.1 million net cash used in financing activities for the first three quarters of 2021. The increase was primarily driven by a $77.5 million increase in net borrowings under our revolving credit facility during the first three quarters of 2022 compared to the first three quarters of 2021 and $65.2 million of net proceeds from the sale of common stock during the first three quarters of 2022 compared to $2.1 million during the first three quarters of 2021, partially offset by a $14.8 million decrease in proceeds from the exercise of stock options, a $7.2 million increase in dividends paid and a $2.3 million increase in payments of tax withholdings on behalf of employees for net share settlement of share-based compensation during the first three quarters of 2022 compared to the first three quarters of 2021.

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

For the first three quarters of 2022 and 2021, we had net cash used in operating activities of $48.4 million and net cash provided by operating activities of $12.8 million, respectively, and distributed as dividends $99.3 million and $92.1 million, respectively.

Including the dividend payment that we made in the fourth quarter on October 31, 2022, we paid quarterly dividends of $133.4 million in fiscal 2022. Beginning with the dividend payment declared on November 8, 2022 and payable on January 30, 2023, the current intended dividend rate for our common stock has been reduced from $1.90 per share per annum to $0.76 per share per annum. Based upon the new current intended dividend rate of $0.76 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2023 to be approximately $54.5 million.

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

We did not repurchase any shares of our common stock during the first three quarters of 2022 or the first three quarters of 2021.

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

During the third quarter of 2022, we sold 1,421 shares of our common stock under the ATM equity offering program. We generated less than $0.1 million in gross proceeds, or $22.16 per share, from the sales and paid commissions to the sales agents and incurred other fees and expenses totaling less than $0.1 million.

In the aggregate since the inception of the ATM equity offering program during the third quarter of 2021, we have sold 6,549,048 shares of common stock and generated $179.0 million in gross proceeds, or $27.34 per share, and paid commissions to the sales agents of approximately $3.6 million and incurred other fees and expenses of approximately $0.6 million.

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

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2021 and the first three quarters of 2022 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes. We intend to use the net proceeds from any future sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

Future Capital Needs

On October 1, 2022, our total long-term debt of $2,418.1 million, net of our cash and cash equivalents of $60.1 million, was $2,358.0 million. Stockholders’ equity as of that date was $841.6 million.

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

We expect to make capital expenditures of approximately $35.0 million in the aggregate during fiscal 2022. During the first three quarters of 2022, we made capital expenditures of $18.6 million, of which $17.4 million were paid in cash. Our projected capital expenditures for fiscal 2022 primarily relate to productivity and cost saving initiatives, asset sustainability projects, and information technology (hardware and software).

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	October 1,	January 1,
	2022	2022
Current assets(1)	$1,052,479	$752,685
Non-current assets	2,760,027	2,921,036
Current liabilities(2)	$316,839	$225,554
Non-current liabilities	2,790,698	2,663,841
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $37.7 million and $46.6 million as of October 1, 2022 and January 1, 2022, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $7.7 million and less than $0.1 million as of October 1, 2022 and January 1, 2022, respectively.

	Thirty-nine Weeks Ended
	October 1,	October 2,
	2022	2021
Net sales	$1,447,081	$1,399,993
Gross profit	276,185	323,685
Operating income	22,433	174,365
Income (loss) before income tax expense (loss)	(60,651)	97,392
Net income (loss)	$(42,882)	$71,354

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At October 1, 2022, we had $1,450.0 million of fixed rate debt and $984.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at October 1, 2022, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $9.8 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of October 1, 2022 and January 1, 2022 were as follows (in thousands):

	October 1, 2022				January 1, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$312,500		$312,500	(1)	$165,000		$165,000	(1)
Tranche B term loans due 2026	668,349	(2)	629,919	(3)	667,811	(2)	666,141	(3)
5.25% senior notes due 2025	901,348	(4)	777,413	(3)	901,753	(4)	920,915	(3)
5.25% senior notes due 2027	$550,000		$443,300	(3)	$550,000		$567,875	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At October 1, 2022 and January 1, 2022, the face amount of the tranche B term loans was $671.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At October 1, 2022 and January 1, 2022, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 8.2% and 8.1% of our total net sales during the first three quarters of 2022 and 2021, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION

21.1	Subsidiaries of B&G Foods, Inc.

22.1	Guarantor Subsidiaries.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2022	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)