Form 10-K
period 2022-12-31
B&G Foods, Inc.
filed 2023-02-28
CIK 1278027

As filed with the Securities and Exchange Commission on February 28, 2023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers, directors and holders of more than 10% of the registrant’s common stock are affiliates of the registrant) as of July 1, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $1,252,163,417 (based on the $24.16 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of February 23, 2023, the registrant had 71,668,144 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before May 1, 2023 in connection with the registrant’s 2023 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage;
●	the effects of rising costs for and/or decreases in the supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
●	the impact pandemics or disease outbreaks, such as the COVID-19 pandemic, may have on our business, including among other things, our supply chain, our manufacturing operations, our workforce and customer and consumer demand for our products;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;
●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the Infrastructure Investment and Jobs Act, U.S. Tax Cuts and Jobs Act and the U.S. CARES Act, and any future tax reform or legislation; for example, President Joe Biden has set forth several tax proposals that may affect B&G Foods;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;
●	future impairments of our goodwill and intangible assets;

●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident, other disruption or data leak;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	other factors that affect the food industry generally, including:
o	recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;
o	competitors’ pricing practices and promotional spending levels;
o	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and
o	the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and
●	other factors discussed elsewhere in this report, including under Part I, Item 1A, “Risk Factors,” and in our other public filings with the Securities and Exchange Commission (SEC).

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

PART I

Item 1. Business.

Overview

The terms “B&G Foods,” “our,” “we” and “us,” as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended December 29, 2018, December 28, 2019, January 2, 2021, January 1, 2022, December 31, 2022 and December 30, 2023 as “fiscal 2018,” “fiscal 2019,” “fiscal 2020,” “fiscal 2021,” “fiscal 2022” and “fiscal 2023,” respectively. Our fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to December 31. Fiscal 2023 contains, and fiscal 2022, 2021, 2019 and 2018 each contained, 52 weeks. Fiscal 2020 contained 53 weeks.

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

The table below includes some of the acquisitions and the divestitures we have completed in recent years:

Date	Significant Event
January 2023	Divestiture of the Back to Nature business, which was sold to Barilla America, referred to as the “Back to Nature sale” in the remainder of this report.
May 2022	Acquisition of the frozen vegetable manufacturing operations of Growers Express, LLC, referred to as the “Yuma acquisition” in the remainder of this report.
December 2020	Acquisition of the Crisco brand of oils and shortening from The J. M. Smucker Co., referred to as the “Crisco acquisition” in the remainder of this report.
May 2019

Acquisition of Clabber Girl Corporation, including the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes, from Hulman & Company, referred to as the “Clabber Girl acquisition” in the remainder of this report.

October 2018	Divestiture of Pirate Brands, including the Pirate’s Booty, Smart Puffs, and Original Tings brands, which was sold to The Hershey Company.
July 2018	Acquisition of the McCann’s brand of premium Irish oatmeal from TreeHouse Foods, Inc.
October 2017

Acquisition of Back to Nature Foods Company, LLC and related entities, including the Back to Nature and SnackWell’s brands, from Brynwood Partners VI L.P., Mondelēz International and certain other sellers.

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

Sales, Marketing and Distribution

Overview. We sell, market and distribute our products through a multiple-channel sales, marketing and distribution system to all major U.S. food channels, including sales and shipments to supermarkets, mass merchants, warehouse clubs, wholesalers, foodservice distributors and direct accounts, specialty food distributors, military commissaries and non-food outlets such as drug, dollar store chains and e-tailers. Certain of our brands, including Dash, Green Giant, Crisco, Cream of Wheat, Ac’cent, Crock Pot® seasoning mixes, Underwood, Polaner, Static Guard, New York Style, Sugar Twin and Victoria are also distributed to similar food channels in Canada. We sell, market and distribute our household brand, Static Guard, through the same sales, marketing and distribution system to many of the same customers who buy our food products as well as to other household product retailers and distributors.

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

Our shelf-stable distribution network consists of six primary distribution centers in the United States, four of which are leased by us and are operated for us by a third-party logistics provider, one that is located at an owned manufacturing facility and is operated by us, and one that is located at an owned manufacturing facility and is operated by a third-party logistics provider. We also ship to certain customers direct from some of our manufacturing facilities. In Canada, Mexico and from time to time in the United States we also use public warehouse and distribution facilities for our shelf-stable products.

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

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2021 and 2022, we were able to offset a portion of the freight cost increases through pricing, which included both list price increases and trade spend optimization.

Freight rates increased significantly during the fourth quarter of 2020, fiscal 2021 and fiscal 2022, and we expect freight rates to remain elevated in 2023. To the extent that we are unable to offset present and future cost increases through pricing and cost savings initiatives, our operating results will be negatively impacted.

Customers

Our top ten customers accounted for approximately 60.5% of our net sales and approximately 60.3% of our end of the year receivables for fiscal 2022. Other than Walmart, which accounted for approximately 27.3% of our fiscal 2022 net sales, no single customer accounted for 10.0% or more of our fiscal 2022 net sales. Other than Walmart, which accounted for approximately 30.6% of our receivables as of December 31, 2022, no single customer accounted for more than 10.0% of our receivables as of December 31, 2022. During fiscal 2022, 2021 and 2020, our net sales to foreign countries represented approximately 7.8%, 8.3% and 7.8%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada.

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

The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products can from time to time increase significantly and unexpectedly. We experienced sudden and high cost inflation in fiscal 2021 and fiscal 2022 and expect cost inflation to remain high and possibly continue to increase in fiscal 2023. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements, implementing cost saving measures and raising sales prices. During the past several years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging costs. To the extent we are unable to offset present and future cost increases, our operating results will be negatively impacted.

Production

Manufacturing. We operate twelve manufacturing facilities for our products. See Item 2, “Properties” for a listing of our manufacturing facilities.

Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a significant portion of our products under “co-packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Baker’s Joy, B&M, Bear Creek Country Kitchens, Canoleo, Cream of Rice, Crock Pot, Joan of Arc, Le Sueur, MacDonald’s, McCann’s, New York Flatbreads, Regina, Spring Tree, Static Guard, Sugar Twin, TrueNorth and Underwood products and a portion of our B&G, Cary’s, Cream of Wheat, Crisco, Emeril’s, Green Giant, Las Palmas, Ortega and Victoria products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products. However, we may experience short-term or long-term disturbances in our operations and our ability to implement our business plan or meet consumer demand if we are unexpectedly required to change our co-packing arrangements or are unable to enter into additional or alternative arrangements in the future.

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

Inbound License Agreements. From time to time we enter into inbound licensing agreements. For example, we sell Weber seasonings and other flavor enhancers pursuant to a licensing agreement with Weber-Stephen Products LLC, Emeril’s brand products pursuant to a license agreement with a subsidiary of Marquee Brands, Crockpot seasoning mixes pursuant to a license agreement with Sunbeam Products, Inc., Skinnygirl fat free and sugar free salad dressings and sugar free cocktail inspired preserves pursuant to a license agreement with Better Bites, LLC, Cinnamon Toast Crunch Cinnadust seasoning blend and Cinnamon Toast Crunch creamy cinnamon spread pursuant to a license agreements with a subsidiary of General Mills, Inc., Snickers and Twix shakers seasoning blends pursuant to a license agreement with a subsidiary of Mars, Inc., Einstein Bros. everything bagel seasoning blend pursuant to a license agreement with Einstein Noah Restaurant Group, Inc., and Cream of Wheat Cinnabon®, a co-branded product, pursuant to a license agreement with a subsidiary of Cinnabon Franchisor SPV LLC.

Outbound License Agreements. We also from time to time enter into outbound license agreements for our trademarks and other intellectual property. For example, the Green Giant trademark is licensed to third parties for use in connection with their sale of fresh produce in the United States and Europe. We also license the Green Giant name and related intellectual property to General Mills for use with its sale of frozen and shelf-stable products in parts of Europe, Asia and in various other locations outside of the United States and Canada.

Human Capital

As of December 31, 2022, our workforce consisted of 3,085 employees. Of that total, 2,661 employees were engaged in manufacturing, 144 were engaged in marketing and sales, 165 were engaged in warehouse and distribution and 115 were engaged in administration. Approximately 57.0% of our employees, located at six manufacturing facilities in the United States and one manufacturing facility in Mexico, are covered by collective bargaining agreements. See “—Labor Relations and Collective Bargaining Agreements” below.

Our Core Values; Compliance and Ethics. At B&G Foods, we are committed to providing quality products and observing high ethical standards in the conduct of our business. Together with our predecessors, we have been doing so since the 1800s. Our core values: passion; food safety and quality; diversity, equity and inclusion; integrity and accountability; customer and consumer focus; safety and health at work; collaboration; and empowerment, have been critical to our success. Our Code of Business Conduct and Ethics, referred to as our Code, serves as a guide for all directors, officers, employees and representatives of B&G Foods in our daily interactions with our customers, consumers, stockholders, regulatory agencies, supply chain partners and fellow employees. We provide annual and periodic training and educational materials to our employees on our Code, raising and resolving ethical issues, ethical decision making and on various other compliance and ethics topics.

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

Diversity, Equity and Inclusion (DEI). We embrace diversity and value the similarities and differences of our employees. We leverage diverse backgrounds and perspectives to achieve outstanding results. We are committed to fostering an equitable and inclusive work environment where all employees have the opportunity to share their ideas, grow with our company, and realize their full potential.

The tables below provide information regarding the percentages of our employees who are female or from underrepresented groups as compared to our overall employee population and our leadership. The tables also set forth our five-year goals (established in January 2022) to increase the representation of women and members of underrepresented groups in both our general employee population and our leadership.

Female Talent as a Percentage of Employees

	Fiscal Year Ended			Goal
	December 31, 2022	January 1, 2022	January 2, 2021	By 2027
All Employees	33%	34%	33%	50%
Corporate	54%	53%	53%
Manufacturing, Warehouse and Distribution	28%	29%	29%
All Leadership Employees	28%	28%	27%	38%
Corporate Leadership(1)	39%	34%	31%
Manufacturing, Warehouse and Distribution Leadership(2)	24%	26%	26%

Underrepresented Talent(3) as a Percentage of Employees
	Fiscal Year Ended			Goal
	December 31, 2022	January 1, 2022	January 2, 2021	By 2027
All Employees	38%	32%	30%	35%
Corporate	21%	21%	20%
Manufacturing, Warehouse and Distribution	42%	35%	32%
All Leadership Employees	25%	18%	17%	28%
Corporate Leadership(1)	6%	10%	10%
Manufacturing, Warehouse and Distribution Leadership(2)	31%	21%	20%
(1)	Corporate leadership includes corporate employees at director-level and above.
(2)	Manufacturing, warehouse and distribution leadership includes manufacturing, warehouse and distribution employees supervisor/manager-level and above.
(3)	Underrepresented talent refers to groups who have been denied access and/or suffered past institutional discrimination in the United States and, according to the Census and other federal measuring tools, includes African Americans, Asian Americans, Hispanics or Chicanos/Latinos, and Native Americans. This is revealed by an imbalance in the representation of different groups in common pursuits such as education, jobs, and housing, resulting in marginalization for some groups and individuals and not for others, relative to the number of individuals who are members of the population involved.

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

Labor Relations and Collective Bargaining Agreements. We have collective bargaining agreements covering employees at six of our facilities in the United States, which vary in term depending on the location:

Facility Location	Union	Effective Date	Expiration Date	No. of Employees Covered(1)
Ankeny, IA	International Brotherhood of Teamsters, Local No. 238	Apr. 5, 2020	Apr. 6, 2025	298
Brooklyn, NY	United Food and Commercial Workers Union, Local No. 342	Jan. 1, 2020	Dec. 31, 2023	53
Cincinnati, OH	The Employees Representation Association	May 1, 2020	Apr. 30, 2023	125
Roseland, NJ	International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863	Apr. 1, 2020	Mar. 31, 2026	49
Stoughton, WI	Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695	Mar. 28, 2021	Mar. 26, 2026	80
Terre Haute, IN	Chauffeurs, Teamsters, Warehousemen and Helpers Union, Local No. 135	Mar. 28, 2021	Mar. 30, 2024	108
(1)	As of December 31, 2022.

Historically, there were two unions representing 1,045 employees at our facility in Mexico, (1) the Industrial Union of Stevedore Workers, Cargo Transport Operators and Similar from the Mexican Republic and (2) the Union of Agriculture Workers at the Service of the Region. The collective bargaining agreements with the two unions did not have expiration dates but certain terms of the agreements were required to be reviewed periodically. However, in February 2023, the National Union of Frozen and Packaging Food Processors, Similar and Related, which falls under the umbrella of the Confederation of Mexican Workers (CTM), assumed responsibility for the administration of the collective bargaining agreements covering our union employees in Mexico following a representation vote under the new Mexican labor law. We are currently negotiating a new collective bargaining agreement with CTM to replace the existing collective bargaining agreements. The new collective bargaining agreement must be subjected to a vote of the union employees in Mexico by May 1, 2023.

As noted in the table and paragraph above, four of our collective bargaining agreements, covering employees at our Cincinnati, Brooklyn and Mexico facilities, are scheduled to expire in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Cincinnati, Brooklyn and Mexico facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Our supplier code of conduct, environmental, health and safety policy, human rights policy, water stewardship policy and philanthropy principles are available in the responsibility section of our website, https://www.bgfoods.com/about/responsibility.

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

Risks Specific to Our Company and Industry

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

Our largest customer, Walmart, accounted for approximately 27.3% of our fiscal 2022 net sales, and our ten largest customers together accounted for approximately 60.5% of our fiscal 2022 net sales. As retail customers, such as supermarkets, discounters, e-commerce merchants, warehouse clubs and food distributors, continue to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We purchase agricultural products, including vegetables, oils and spices and seasonings, meat, poultry, ingredients, packaging materials and other raw materials from growers, commodity processors, other food companies and packaging manufacturers. Commodities, ingredients, packaging materials and other raw materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices. During the past several years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient, packaging and distribution costs. Moreover, during fiscal 2023 and possibly beyond, we expect to face continued industry-wide cost inflation for various inputs, including commodities, ingredients, packaging materials, other raw materials, transportation and labor. To the extent we are unable to offset present and future cost increases, our operating results could be materially and adversely affected.

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

A major part of our strategy is to grow through acquisitions. For example, we completed the Yuma acquisition in May 2022 and we completed the Crisco acquisition in December 2020 and we expect to pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater than anticipated amount of trade, promotional and capital spending. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, enterprise resource planning (ERP) systems, services and products of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We have substantial indebtedness, which could restrict our ability to pay dividends and impact our financing options and liquidity position.

At December 31, 2022, we had total long-term indebtedness of $2,404.1 million (before debt discount/premium), including $954.1 million principal amount of senior secured indebtedness and $1,450.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indentures governing our senior notes (which we refer to as the senior notes indentures) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

To service our indebtedness and fund our working capital needs, capital expenditures and any future acquisitions, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make interest payments on and to refinance our indebtedness, and to fund working capital needs, planned capital expenditures and potential acquisitions depends on our ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

A significant portion of our cash flow from operations is dedicated to servicing our debt requirements. In addition, in accordance with our current dividend policy we intend to continue distributing a significant portion of any remaining cash flow to our stockholders as dividends.

Our ability to continue to fund our working capital needs and capital expenditures and to expand our business is, to a certain extent, dependent upon our ability to borrow funds under our credit agreement and to obtain other third-party financing, including through the issuance and sale of additional debt or equity securities.

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

Our $900.0 million of 5.25% senior notes due 2025 mature on April 1, 2025, our $800.0 million revolving credit facility matures on December 16, 2025, our $610.6 million of tranche B term loans mature on October 10, 2026 and our $550.0 million of 5.25% senior notes due 2027 mature on September 15, 2027. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

The spread of pandemics or disease outbreaks such as COVID-19 may disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers who supply certain finished goods, distributors, and logistics and transportation providers. In addition, we rely on customers to be able to receive shipments and stock store shelves. If a significant percentage of our workforce or the workforce of our third-party business partners or customers is unable to work, including because of illness or travel or government restrictions in connection with a pandemic or disease outbreak, our operations may be negatively impacted. In addition, a significant increase in demand for food and other consumer packaged goods products as a result of pandemics or disease outbreaks may limit the availability of ingredients, packaging and other raw materials necessary to produce our products, and our operations may be negatively impacted. For example, during the COVID-19 pandemic we experienced supply chain constraints for certain of our products, which negatively impacted our ability to fully satisfy customer and consumer demand for certain of our products. In addition, certain of our customers faced labor shortages as a result of the COVID-19 Omicron variant that limited their ability to receive shipments of certain of our products, which also negatively impacted our ability to fully satisfy consumer demand. Conversely, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third-party actions taken to contain its spread and mitigate public health effects.

The ultimate impact of any pandemic or disease outbreak on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home and work-from-home mandates, policies and recommendations and whether, and the extent to which, additional waves or variants of any such pandemic or disease outbreak affects the United States and the rest of North America, our ability and the ability of our suppliers to continue to operate our and their manufacturing facilities and maintain the supply chain without material disruption and procure ingredients, packaging and other raw materials when needed despite any disruptions in the supply chain or labor shortages, our customers’ ability to adequately staff their distributions centers and stores, and the extent to which macroeconomic conditions resulting from any such pandemic or disease outbreak and the pace of the subsequent recovery may impact consumer eating and shopping habits.

Severe weather conditions, natural disasters and other natural events can affect raw material supplies and reduce our operating results.

Severe weather conditions, natural disasters and other natural events, such as floods, droughts, frosts, earthquakes, pestilence or health pandemics, such as the COVID-19 pandemic, may affect the supply of the raw materials that we use for our products. Our maple syrup products, for instance, are particularly susceptible to severe freezing conditions in Québec, Canada and Vermont during the season in which maple syrup is produced. Our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico is located in a region affected by water scarcity and restrictions on usage. The continuing effects of the COVID-19 pandemic or any future pandemics or disease outbreaks may cause significant disruptions to our supply chain and operations, including disruptions in our ability to purchase raw materials, and delays in the manufacture and shipment of our products. Competing manufacturers can be affected differently by weather conditions, natural disasters and other natural events depending on the location of their supplies. If our supplies of raw materials are delayed or reduced, we may not be able to find supplemental supply sources on favorable terms or at all, which could adversely affect our business and operating results.

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

The increasing concern over climate change also may result in more regional, federal, foreign and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions, improve our energy and resource efficiency and report such efforts, we may experience significant increases in manufacturing and distribution and administrative costs. In particular, increasing regulation of fuel emissions could substantially increase the supply chain and distribution costs associated with our products. As a result, climate change or increased concern over climate change could negatively affect our business and operations.

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

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Canadian dollar and the Mexican peso. For example, our foreign sales are primarily to customers in Canada. Net sales in Canada accounted for approximately 6.4%, 6.5% and 6.4% of our total net sales in fiscal 2022, 2021 and 2020, respectively. Although our sales for export to other countries are generally denominated in U.S. dollars, our sales to Canada are generally denominated in Canadian dollars. As a result, our net sales to Canada are subject to the effect of foreign currency fluctuations, and these fluctuations could have an adverse impact on operating results. From time to time, we may enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

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

We maintain four company-sponsored defined benefit pension plans that cover approximately 23.9% of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interest rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report.

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

As of December 31, 2022, approximately 57.0% of our 3,085 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Four of our collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering our Cincinnati facility, which covers approximately 125 employees, is scheduled to expire on April 30, 2023, and the collective bargaining agreement covering our Brooklyn facility, which covers approximately 53 employees, is scheduled to expire on December 31, 2023. In addition, under the new Mexican labor law, we are required to negotiate a new collective bargaining agreement for our Mexico facility to replace the existing collective bargaining agreements, which cover approximately 1,045 employees. The new collective bargaining agreement for our Mexico facility must be subjected to a vote of the union employees by May 1, 2023.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Cincinnati, Brooklyn or Mexico facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If, prior to the expiration of the collective bargaining agreements for the Cincinnati, Brooklyn or Mexico facilities or prior to the expiration of any of our other existing collective bargaining agreements, we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

If any of our significant information technology systems suffer severe damage, disruption or shutdown, whether due to natural disaster, cyberattacks or otherwise, and our disaster recovery and business continuity plans, or those of our third-party providers, do not effectively respond to or resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands. Cyberattacks, such as ransomware attacks, if successful, could interfere with our ability to access and use systems and records that are necessary to operate our business. Such attacks could materially adversely affect our reputation, relationships with customers, and operations and could require us to expend significant resources to resolve such issues.

We and third-parties with which we have shared personal information have been subject to attempts to breach the security of networks, IT infrastructure, and controls through cyberattack, malware, computer viruses, social engineering attacks, ransomware attacks, and other means of unauthorized access. For example, in February 2023, we experienced a cyberbreach resulting from a global ransomware attack that impacted thousands of network servers around the world and which encrypted certain of our network servers. In this case, our internal IT department together with third-party cybersecurity incidence response teams that we keep on retainer were able to unencrypt and restore most of the affected servers and restore others from backups within a few days and with minimal disruption to our manufacturing operations, sales, order processing, distribution and other business operations, and without paying any ransom. We cannot assure you, however, that we will be able to restore our systems so quickly and with minimal disruption to our business operations in response to a future cyberattack.

In addition, if we are unable to prevent physical and electronic break‑ins, cyberattacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees. The February 2023 ransomware attack described above resulted in the unauthorized release of sensitive personal information of certain of our current and former employees that will require remediation expenditures by our company and could adversely affect our reputation and increase the costs we already incur to protect against these risks. The mishandling or inappropriate disclosure of non‑public sensitive or protected information could also lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a negative impact on our reputation, business, financial condition and results of operations.

Failure to Comply with Data Privacy and Data Breach Laws May Subject Our Company to Fines, Administrative Actions and Reputational Harm.

We are subject to data privacy and data breach laws in the states and countries in which we do business, and as we expand into other states and countries, we may be subject to additional data privacy laws and regulations. In many states, state data privacy laws (such as the California Consumer Privacy Act), including application and interpretation, are rapidly evolving. The rapidly evolving nature of state and federal privacy laws, including potential inconsistencies between such laws and uncertainty as to their application, adds additional compliance costs and increases our risk of non-compliance. While we attempt to comply with such laws, we may not be in compliance at all times in all respects. Failure to comply with such laws may subject us to fines, administrative actions, and reputational harm.

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

The labor market has become increasingly tight and competitive and we may face sudden and unforeseen challenges in the availability of labor, such as we have experienced during the COVID-19 pandemic, which was exacerbated as a result of the Omicron variant. A sustained labor shortage or increased turnover rates within our workforce caused by a public health crisis or related policies and mandates, or as a result of general macroeconomic or other factors, have led and could in the future lead to production or shipping delays, increased costs, including increased wages to attract and retain employees and increased overtime to meet demand. Similarly, we have been negatively impacted and may in the future continue to be negatively impacted by labor shortages or increased labor costs experienced by our third-party business partners, including our external manufacturing partners, third-party logistics providers and customers. Our ability to recruit and retain a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations could also be materially impacted if we fail to adequately respond to rapidly changing employee expectations regarding fair compensation, an inclusive and diverse workplace, flexible working or other matters.

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

We are able to amortize goodwill and certain intangible assets in accordance with Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $1,055.2 million between 2023 and 2037. The expected annual deductions are approximately $122.9 million for each year fiscal 2023 through fiscal 2024, approximately $122.6 million for fiscal 2025, approximately $118.7 million for fiscal 2026, approximately $98.8 million for fiscal 2027, approximately $96.3 million for fiscal 2028, approximately $95.7 million for fiscal 2029, approximately $89.6 million for fiscal 2030, approximately $56.9 million for fiscal 2031, approximately $38.7 million for fiscal 2032, approximately $33.8 million for fiscal 2033, approximately $30.4 million for fiscal 2034, approximately $26.7 million for fiscal 2035, approximately $1.0 million for fiscal 2036 and approximately $0.3 million for fiscal 2037.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act,” was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years 2019 and 2020 and the limitation reverted back to 30% beginning in 2021. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

If we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. We were not subject to an interest expense deduction limitation in fiscal 2020 but were subject to the limitation in fiscal 2021, which increased our taxable income by $6.7 million. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we are subject to the interest expense deduction limitation in fiscal 2022, resulting in an increase to taxable income of $90.2 million. We may continue to be subject to the interest deduction limitation in future years. We have recorded a deferred tax asset of $22.2 million related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation is approximately $20.6 million for fiscal 2022. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

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

Likewise, the ultimate impact of the U.S. Tax Cuts and Jobs Act and the U.S. CARES Act on our reported results in fiscal 2023 and beyond may differ from the estimates provided in this report, possibly materially, due to guidance that may be issued and other actions we may take as a result of the new tax law different from that currently contemplated. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report for information about the U.S. Tax Cuts and Jobs Act and the U.S. CARES Act.

A change in the assumptions used to value our goodwill or our indefinite-lived intangible assets could negatively affect our consolidated results of operations and net worth.

Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). These assets are tested for impairment through qualitative and quantitative assessments at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. We test our goodwill and indefinite-lived intangible assets by comparing the fair values with the carrying values and recognize a loss for the difference. Estimating our fair value for these purposes requires significant estimates and assumptions by management, including future cash flows consistent with management’s expectations, annual sales growth rates, and certain assumptions underlying a discount rate based on available market data. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate the future levels of sales and cash flows. We completed our annual impairment tests for fiscal 2022, fiscal 2021 and fiscal 2020 with no adjustments to the carrying values of goodwill. As of December 31, 2022, we had $619.2 million of goodwill recorded in our consolidated balance sheet. Our testing indicates that the implied fair value of our company is in excess of the carrying value. However, a change in the cash flow assumptions could result in an impairment of goodwill. We completed our annual impairment tests for fiscal 2022 and fiscal 2020 with no adjustments to the carrying values of indefinite-lived intangible assets. However, in connection with our decision to sell the Back to Nature business, during fiscal 2022 we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories to assets held for sale. We measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $106.4 million during fiscal 2022 relating to those assets. See Note 3, “Acquisitions and Divestitures” and Note 18, “Subsequent Events” to our consolidated financial statements in Part II, Item 8 of this report.

In addition, our annual impairment tests for fiscal 2021 resulted in our company recording non-cash impairment charges to intangible trademark assets for the SnackWell’s, Static Guard, Molly McButter and Farmwise brands of $23.1 million in the aggregate during the fourth quarter of fiscal 2021, which is recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2021. We partially impaired the Static Guard and Molly McButter brands, and we fully impaired the SnackWell’s and Farmwise brands, which have been discontinued.

If operating results for the Static Guard and Molly McButter brands continue to deteriorate, or if operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our consolidated financial statements in Part II, Item 8 of this report.

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

Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our board of directors may, in its sole discretion, decrease the level of dividends provided for in our dividend policy or entirely discontinue the payment of dividends. For example, beginning with the dividend payment declared on November 8, 2022 and paid on January 30, 2023, the current intended dividend rate for our common stock was reduced from $1.90 per share per annum to $0.76 per share per annum. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions (including restrictions in our credit agreement and senior notes indentures), business opportunities, provisions of applicable law (including certain provisions of the Delaware General Corporation Law) and other factors that our board of directors may deem relevant.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at Four Gatehall Drive, Parsippany, NJ 07054. Our manufacturing facilities are generally located near major customer markets and raw materials. Of our twelve active manufacturing facilities, seven are owned, three are leased and two consist of multiple buildings, some of which are owned and some of which are leased. Management believes that our manufacturing facilities, together with our current and available contract manufacturers, have sufficient capacity to accommodate our planned growth. Listed below are our manufacturing facilities and the principal warehouses, distribution centers and offices that we own or lease.

Facility Location	Owned/Leased	Description
Parsippany, New Jersey	Leased	Corporate Headquarters
Mississauga, Ontario	Leased	Canadian Headquarters
Ankeny, Iowa	Owned	Manufacturing/Warehouse
Hurlock, Maryland	Owned	Manufacturing/Warehouse
Irapuato, Mexico	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Owned	Manufacturing/Warehouse
Williamstown, New Jersey	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Owned	Manufacturing/Warehouse
Brooklyn, New York	Leased	Manufacturing/Warehouse
Roseland, New Jersey	Leased	Manufacturing/Warehouse
Yuma, Arizona	Leased	Manufacturing/Warehouse
Cincinnati, Ohio	Owned/Leased	Manufacturing/Warehouse
Terre Haute, Indiana	Owned/Leased	Manufacturing/Warehouse
Easton, Pennsylvania	Leased	Distribution Center
Fontana, California	Leased	Distribution Center
Romeoville, Illinois	Leased	Distribution Center
Union City, Georgia	Leased	Distribution Center
St. Evariste, Québec	Owned	Storage Facility
Bentonville, Arkansas	Leased	Sales Office

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “BGS” and have been so traded since May 23, 2007. According to the records of our transfer agent, we had 489 holders of record of our common stock as of February 23, 2023, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company’s common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from December 30, 2017 to December 31, 2022, assuming the investment of $100 on December 30, 2017 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return

Among B&G Foods, Inc. Common Stock, the Russell 2000 Index

and the S&P Packaged Foods & Meats Index

	12/30/2017	*	12/29/2018	12/28/2019	1/2/2021	1/1/2022	12/31/2022
B&G Foods, Inc. (NYSE: BGS)	$100.00		91.10	59.20	100.32	118.02	46.50
Russell 2000 Index	$100.00		88.99	111.70	134.00	153.85	122.41
S&P Packaged Foods & Meats Index	$100.00		81.20	106.23	111.04	125.56	137.34
*	$100 invested on December 30, 2017 in B&G Foods’ common stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

Dividend Policy

General

Our dividend policy reflects a basic judgment that our stockholders are better served when we distribute a substantial portion of our cash available to pay dividends to them instead of retaining it in our business. Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness and capital expenditures sufficient to maintain our properties and other assets is distributed as regular quarterly cash dividends to the holders of our common stock and not retained by us. We have paid dividends every quarter since our initial public offering in October 2004.

For fiscal 2022 and fiscal 2021, we had cash flows from operating activities of $6.0 million and $93.9 million, respectively, and distributed $133.4 million and $122.9 million as dividends, respectively. Beginning with the dividend payment declared on November 8, 2022 and paid on January 30, 2023, the current intended dividend rate for our common stock was reduced from $1.90 per share per annum to $0.76 per share per annum. Based on our current intended dividend rate of $0.76 per share per annum and our current number of shares outstanding, we expect our aggregate dividend payments in 2023 to be approximately $54.5 million.

The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2022 and 2021:

	Fiscal 2022	Fiscal 2021
Fourth Quarter	$0.190	$0.475
Third Quarter	$0.475	$0.475
Second Quarter	$0.475	$0.475
First Quarter	$0.475	$0.475

Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder’s adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2022 and fiscal 2021, 100.0% and approximately 83.0%, respectively, of distributions paid on common stock were treated as a return of capital and 0.0% and approximately 17.0%, respectively, were treated as a taxable dividend paid from earnings and profits.

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

Excess cash is defined in our senior notes indentures and under the terms of our credit agreement. Excess cash is calculated as “consolidated cash flow,” as defined in the indentures and under the terms of our credit agreement (which, in each case, allows for certain adjustments and which is generally equivalent to the term adjusted EBITDA before share-based compensation), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, excess tax benefit from issuance of performance share long-term incentive award (LTIA) shares, certain repayment of indebtedness and the cash portion of restructuring charges.

In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indentures. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

●	a “consolidated interest coverage ratio” (defined as the ratio on a pro forma basis of our adjusted EBITDA before share-based compensation for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.00; and
●	a “consolidated leverage ratio” (defined as the ratio on a pro forma basis of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA before share-based compensation for such period) of not more than 8.00 to 1.00 for the quarter ended October 1, 2022 through the quarter ending September 30, 2023; 7.50 to 1.00 for the quarter ending December 30, 2023; and 7.00 to 1.00 for the quarters ending March 30, 2024 and thereafter.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities in fiscal 2022.

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

Since 1996, we have successfully acquired and integrated more than 50 brands into our company. Over the last three years, we have completed two material acquisitions. Most recently, on May 5, 2022, we acquired the frozen vegetable manufacturing operations of Growers Express, LLC. On December 1, 2020, we acquired the Crisco oils and shortening business from The J.M. Smucker Company and certain of its affiliates. We refer to these acquisitions in this report as the “Yuma acquisition” and the “Crisco acquisition.” These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired businesses are included in our consolidated financial statements from the date of acquisition. These acquisitions and the application of the acquisition method of accounting affect comparability between periods.

On January 3, 2023, we completed the sale of the Back to Nature business to a subsidiary of Barilla America, Inc. We refer to this divestiture in this report as the “Back to Nature sale.” This divestiture will affect comparability between periods.

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

We experienced material net cost increases for raw materials during fiscal 2022 and fiscal 2021 due to a number of factors, including the COVID-19 pandemic and the war in Ukraine, and anticipate higher raw materials cost increases into fiscal 2023. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, oils) through the first half of fiscal 2023, and for most of our needs for oils through the first quarter of fiscal 2023.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. Freight rates increased significantly during the fourth quarter of 2020 throughout fiscal 2021 and fiscal 2022. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2021 and 2022, we were able to offset a portion of the freight cost increases through pricing, which included both list price increases and trade spend optimization. We expect freight rates to remain elevated in 2023.

We plan to continue managing inflation risk by entering into short term supply contracts and advance commodities purchase agreements from time to time, and, when necessary, by raising prices. To the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs begin to decline, customers may look for price reductions in situations where we have locked into purchases at higher costs. During the past several years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging and distribution costs.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2022 and fiscal 2021, our net sales to customers in foreign countries represented approximately 7.8% and 8.3%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

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

The core principle of authoritative guidance from the Financial Accounting Standards Board (FASB) related to the recognition of revenue from contracts with customers is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services.

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

Goodwill and Other Intangible Assets

Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). Goodwill and indefinite-lived intangible assets and goodwill are not amortized. As a result, these assets are tested for impairment through qualitative and quantitative assessments at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. We test our goodwill and indefinite-lived intangible assets by comparing the fair values with the carrying values and recognize a loss for the difference.

The annual goodwill impairment testing is performed by estimating the fair value of our company based on discounted cash flows that reflect certain third-party market value indicators. Similarly, the annual impairment testing for indefinite-lived intangible assets is performed by estimating the fair value of our indefinite-lived intangible assets based on discounted cash flows that reflect certain third-party market value indicators.

Calculating the fair values of goodwill and indefinite-lived intangible assets for these purposes requires significant estimates and assumptions by management, including future cash flows consistent with management’s expectations, annual sales growth rates, and certain assumptions underlying a discount rate based on available market data. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate the future levels of sales and cash flows.

We completed our annual impairment tests for fiscal 2022, fiscal 2021 and fiscal 2020 with no adjustments to the carrying values of goodwill. As of December 31, 2022, we had $619.2 million of goodwill recorded in our consolidated balance sheet. Our testing indicates that the implied fair value of our company is in excess of the carrying value. However, a change in the cash flow assumptions could result in an impairment of goodwill. We completed our annual impairment tests for fiscal 2022 and fiscal 2020 with no adjustments to the carrying values of indefinite-lived intangible assets. However, in connection with our decision to sell the Back to Nature business, during fiscal 2022 we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories to assets held for sale. We measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $106.4 million during fiscal 2022 relating to those assets. See Note 3, “Acquisitions and Divestitures” and Note 18, “Subsequent Events” to our consolidated financial statements in Part II, Item 8 of this report.

In addition, our annual impairment tests for fiscal 2021 resulted in our company recording non-cash impairment charges to intangible trademark assets for the SnackWell’s, Static Guard, Molly McButter and Farmwise brands of $23.1 million in the aggregate during the fourth quarter of fiscal 2021, which is recorded in “Impairment of intangible assets” in the accompanying consolidated statement of operations for fiscal 2021. We partially impaired the Static Guard and Molly McButter brands, and we fully impaired the SnackWell’s and Farmwise brands, which have been discontinued. Certain Farmwise branded products have been transitioned to the Green Giant brand.

As of December 31, 2022, we had $1,574.1 million of indefinite-lived intangible assets recorded in our consolidated balance sheet. Following the impairments recorded in fiscal 2021 and fiscal 2022, none of our indefinite-lived intangible assets had a book value in excess of their calculated fair values and the percentage excess of the aggregate calculated fair value over the aggregate book value was approximately 201.2%. However, materially different assumptions regarding the future performance of our businesses or discount rates could result in significant additional impairment losses. For example, if future revenues and contributions to our operating results for the Static Guard and Molly McButter brands continue to deteriorate, or if future revenues and contributions to our operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, this could result in additional impairment losses for those brands. In addition, any significant decline in our market capitalization or changes in discount rates or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

The table below sets forth the book value as of December 31, 2022 of the indefinite-lived trademarks for each of our brands whose net sales equaled or exceeded 3% of our fiscal 2022 or fiscal 2021 net sales and for “all other brands” in the aggregate (in thousands):

December 31, 2022
Brand:
Green Giant	$422,000
Crisco	321,340
Dash	189,000
Spices & Seasonings(1)	65,200
Ortega	32,339
Cream of Wheat	27,000
Clabber Girl(2)	19,600
Maple Grove Farms of Vermont	11,627
All other brands	486,034
Total indefinite-lived trademarks	$1,574,140
(1)	The spices & seasonings acquisition was completed on November 21, 2016. Includes trademark values for multiple brands acquired as part of the acquisition.

(2)	The Clabber Girl acquisition was completed on May 15, 2019. Includes trademark values for multiple brands acquired as part of the acquisition.

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

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal, state and international income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the U.S. federal, state and international income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns if it is more likely than not that such tax position will be sustained based upon its technical merits.

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

Pension Expense

We maintain four company-sponsored defined benefit pension plans covering approximately 23.9% of our employees. Our funding policy for company-sponsored defined benefit pension plans is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates, employee-related demographic factors, such as turnover, retirement age and mortality, and the rate of salary increases. Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension expenses and obligations. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We did not make any contributions to our company-sponsored defined benefit pension plans in fiscal 2022. We made total contributions to our company-sponsored pension plans of $2.5 million during fiscal 2021. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2023 and beyond.

Our discount rate assumption for our four company-sponsored defined benefit plans changed from 2.62% - 2.78% at January 1, 2022 to 4.95% - 5.00% at December 31, 2022. As a sensitivity measure, a 0.25% decrease or increase in our discount rate would increase or decrease our pension expense by approximately $0.1 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.4 million. During fiscal 2023 we expect to make contributions of approximately $2.5 million for our four company-sponsored defined benefit pension plans.

During the fourth quarter of fiscal 2021, we closed our manufacturing facility in Portland, Maine and withdrew from participation in a multi-employer defined benefit pension plan maintained by the labor union that represented certain of our employees at the facility. Prior to the withdrawal, we made periodic contributions to this plan pursuant to the terms of a collective bargaining agreement. Our withdrawal from the plan requires us to make withdrawal liability payments to the plan of approximately $0.9 million per year for 20 years commencing March 1, 2022. The remaining estimated present value of that liability of $13.5 million is recorded on our consolidated balance sheet as of December 31, 2022.

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

In May 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses. The amendments primarily relate to disclosures required by Rule 3-05 and Article 11 of Regulation S-X. Among other things, the final rule modifies the tests provided in Rule 1-02(w) of Regulation S-X used to determine whether a subsidiary or an acquired or disposed business is significant and modifies the number of years of audited financial statements required for acquisitions with significance levels greater than specified percentages. We early adopted the rule in the fourth quarter of fiscal 2020 and we applied the rule to our financial statement disclosure requirements for the Crisco acquisition and the Yuma acquisition and we will apply the rule to our financial statement disclosure requirements for the Back to Nature sale. See Note 3, “Acquisitions and Divestitures,” to our consolidated financial statements in Part II, Item 8 of this report.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 39.9% and 28.1% for fiscal 2022 and fiscal 2021, respectively. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

The U.S. Tax Act also limits the deduction for net interest expense (including the treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act,” was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years 2019 and 2020 and the limitation reverted back to 30% beginning in 2021.

If we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. We were not subject to an interest expense deduction limitation in fiscal 2020 but were subject to the limitation in fiscal 2021, which increased our taxable income by $6.7 million. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we are subject to the interest expense deduction limitation in fiscal 2022, resulting in an increase to taxable income of $90.2 million. We may continue to be subject to the interest deduction limitation in future years. We have recorded a deferred tax asset of $22.2 million related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation is approximately $20.6 million for fiscal 2022. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See “—Liquidity and Capital Resources—Cash Flows–Cash Income Tax Payments” and Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our 2022, 2021 or 2020 tax rates. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for fiscal 2022 and fiscal 2021 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2022	Fiscal 2021
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	81.1%	78.7%
Gross profit	18.9%	21.3%

Operating expenses:
Selling, general and administrative expenses	8.8%	9.5%
Amortization expense	0.9%	1.1%
Gain on sales of assets	(0.3)%	—%
Impairment of assets held for sale	4.9%	—%
Impairment of intangible assets	—%	1.2%
Operating income	4.6%	9.5%

Other (income) and expenses:
Interest expense, net	5.8%	5.1%
Other income	(0.3)%	(0.2)%
(Loss) income before income tax (benefit) expense	(0.9)%	4.6%
Income tax (benefit) expense	(0.4)%	1.3%
Net (loss) income	(0.5)%	3.3%

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

Impairment of Assets Held for Sale. Impairment of assets held for sale consists of pre-tax, non-cash charges to assets held for sale. We measure assets held for sale at the lower of their carrying value and fair value less anticipated costs to sell, and record non-cash impairment charges to the extent the fair value less anticipated costs to sell is less than their carrying value.

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

A reconciliation of base business net sales to net sales for fiscal 2022 and 2021 follows (in thousands):

	Fiscal 2022	Fiscal 2021
Net sales	$2,163,000	$2,056,264
Net sales from acquisitions(1)	(2,036)	—
Net sales from discontinued brands(2)	(207)	(2,450)
Base business net sales	$2,160,757	$2,053,814
(1)	Reflects net sales from the Yuma acquisition, for which there is no comparable period of net sales during fiscal 2021. The Yuma acquisition was completed on May 5, 2022.
(2)	Reflects net sales of the SnackWell’s and Farmwise brands, which have been discontinued.

EBITDA and Adjusted EBITDA. EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance. We define EBITDA as net income (loss) before net interest expense, income taxes, and depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third-party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up, and gains and losses on the sale of certain assets); loss on extinguishment of debt; impairment of assets held for sale; intangible asset impairment charges; and non-recurring expenses, gains and losses.

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

Reconciliations of net (loss) income and net cash provided by operating activities to EBITDA and adjusted EBITDA for fiscal 2022 and fiscal 2021 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Fiscal 2022	Fiscal 2021
Net (loss) income	$(11,370)	$67,363
Income tax (benefit) expense	(7,537)	26,291
Interest expense, net	124,915	106,889
Depreciation and amortization	80,528	82,888
EBITDA	186,536	283,431
Acquisition/divestiture-related and non-recurring expenses(1)	12,921	32,504
Gain on sales of assets, net of facility closure costs(2)	(4,928)	—
Amortization of acquisition-related inventory step-up(3)	—	5,054
Accrual for multi-employer pension plan withdrawal liability(4)	—	13,907
Impairment of assets held for sale(5)	106,434	—
Impairment of intangible assets(6)	—	23,088
Adjusted EBITDA	$300,963	$357,984

	Fiscal 2022	Fiscal 2021
Net cash provided by operating activities	$5,963	$93,878
Income tax (benefit) expense	(7,537)	26,291
Interest expense, net	124,915	106,889
Net gain/(loss) on sales and disposals of property, plant and equipment	7,086	(775)
Deferred income taxes	26,897	(7,269)
Amortization of deferred debt financing costs and bond discount/premium	(4,723)	(4,606)
Share-based compensation expense	(3,917)	(5,383)
Changes in assets and liabilities, net of effects of business combinations	144,286	97,494
Impairment of assets held for sale(5)	(106,434)	—
Impairment of intangible assets(6)	—	(23,088)
EBITDA	186,536	283,431
Acquisition/divestiture-related and non-recurring expenses(1)	12,921	32,504
Gain on sales of assets, net of facility closure costs(2)	(4,928)	—
Amortization of acquisition-related inventory step-up(3)	—	5,054
Accrual for multi-employer pension plan withdrawal liability(4)	—	13,907
Impairment of assets held for sale(5)	106,434	—
Impairment of intangible assets(6)	—	23,088
Adjusted EBITDA	$300,963	$357,984

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

A reconciliation of net (loss) income to adjusted net income and adjusted diluted earnings per share for fiscal 2022 and fiscal 2021, along with the components of adjusted net income and adjusted diluted earnings per share, follows (in thousands):

	Fiscal 2022	Fiscal 2021
Net (loss) income	$(11,370)	$67,363
Acquisition/divestiture-related and non-recurring expenses(1)	12,921	32,504
Gain on sales of assets, net of facility closure costs(2)	(4,928)	—
Amortization of acquisition-related inventory step-up(3)	—	5,054
Credit agreement amendment fee(7)	1,600	—
Accrual for multi-employer pension plan withdrawal liability(4)	—	13,907
Impairment of assets held for sale(5)	106,434	—
Impairment of intangible assets(6)	—	23,088
Tax effects of non-GAAP adjustments(8)	(28,427)	(18,265)
Adjusted net income	$76,230	$123,651
Adjusted diluted earnings per share	$1.08	$1.88
(1)	Acquisition/divestiture-related and non-recurring expenses for fiscal 2022 of $12.9 million (or $9.8 million, net of tax) primarily includes acquisition and integration expenses for the Yuma and Crisco acquisitions. Acquisition/divestiture-related and non-recurring expenses for fiscal 2021 of $32.5 million (or $24.5 million, net of tax) primarily includes acquisition and integration expenses for the Crisco acquisition, expenses for the closure and sale of our Portland, Maine manufacturing facility, the re-alignment of certain distribution facilities, expenses related to the transition of our chief executive officer and other non-recurring expenses.
(2)	During the first quarter of 2022, we completed the closure and sale of our Portland, Maine manufacturing facility. We recorded a gain on the sale of the Portland property, plant and equipment of $7.1 million during the first quarter of 2022. The positive impact during the quarter of the gain on sale was partially offset by approximately $2.2 million of expenses incurred during the quarter relating to the closure of the facility and the transfer of manufacturing operations, resulting in a net benefit of $4.9 million (or $3.7 million, net of tax) from the gain on sale.

(3)	For fiscal 2021, amortization of acquisition-related inventory step-up of $5.1 million (or $3.8 million, net of tax) primarily relates to the purchase accounting adjustments made to inventory acquired in the Crisco acquisition.
(4)	During the third quarter of 2021, we reached an agreement to sell our Portland, Maine manufacturing facility. In connection with the sale and closure of the facility, we incurred a multi-employer pension plan withdrawal liability payable over 20 years in installments of approximately $0.9 million per year. As of December 31, 2022, the multi-employer pension plan withdrawal liability has a remaining estimated present value of approximately $13.5 million.
(5)	In connection with our decision to sell our Back to Nature business, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories to assets held for sale during fiscal 2022. During the third quarter of 2022, we measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million (or $78.2 million, net of tax), and during the fourth quarter of 2022, we recorded an additional $2.8 million (or $2.1 million, net of tax) of pre-tax, non-cash impairment charges related to those assets after we entered into an agreement to sell the Back to Nature business on December 15, 2022.
(6)	During the fourth quarter of 2021, we recorded impairment charges of $23.1 million (or $17.4 million, net of tax) related to intangible trademark assets for the SnackWell’s, Static Guard, Molly McButter and Farmwise brands. We partially impaired the Static Guard and Molly McButter brands, and we fully impaired the SnackWell’s and Farmwise brands, which have been discontinued. Certain Farmwise branded products have been transitioned to the Green Giant brand.
(7)	During the second quarter of 2022, we paid a fee of $1.6 million (or $1.2 million, net of tax) to amend our senior secured credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility.
(8)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of 24.5%.

Fiscal 2022 Compared to Fiscal 2021

Net Sales. Net sales for fiscal 2022 increased $106.7 million, or 5.2%, to $2,163.0 million from $2,056.3 million for fiscal 2021. The increase was primarily due to increases in net pricing and the impact of product mix, partially offset by volume declines primarily due to price elasticity and supply chain challenges in fiscal 2022.

Base business net sales for fiscal 2022 increased $107.0 million, or 5.2%, to $2,160.8 million from $2,053.8 million for fiscal 2021. The increase in base business net sales reflected an increase in net pricing and the impact of product mix of $231.4 million, or 11.3% of base business net sales, partially offset by a decrease in unit volume of $119.9 million and the negative impact of foreign currency of $4.5 million.

Net sales of Green Giant products in the aggregate (including Le Sueur) decreased $19.5 million, or 3.6%, in fiscal 2022, as compared to fiscal 2021. Net sales of Green Giant shelf-stable (including Le Sueur) decreased $18.8 million, or 9.9%, for fiscal 2022. Net sales of Green Giant frozen decreased $0.7 million, or 0.2%, for fiscal 2022 as compared to fiscal 2021.

See Note 16, “Net Sales by Brand,” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2022 and fiscal 2021 for each of our brands whose net sales equaled or exceeded 3% of our total net sales for those periods and for all other brands in the aggregate.

The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for fiscal 2022:

	2022 vs. 2021
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Crisco	$78.5	26.8%
Clabber Girl	17.5	22.0%
Cream of Wheat	14.1	21.0%
Maple Grove Farms of Vermont	3.2	4.0%
Ortega	3.1	2.0%
Green Giant - shelf-stable(1)	(18.8)	(9.9)%
Spices & Seasonings(2)	(10.6)	(3.9)%
Dash	(6.8)	(9.5)%
Green Giant - frozen(3)	(0.7)	(0.2)%
All other brands	27.5	5.6%
Base business net sales increase	$107.0	5.2%
(1)	Includes net sales of the Le Sueur brand.
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(3)	Excludes net sales from the Yuma acquisition, which are not included in base business net sales. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”

Gross Profit. Gross profit was $409.6 million for fiscal 2022, or 18.9% of net sales. Excluding the negative impact of $9.1 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during fiscal 2022, our gross profit would have been $418.7 million, or 19.4% of net sales. Gross profit was $437.0 million for fiscal 2021, or 21.3% of net sales. Excluding the negative impact of a $13.9 million accrual for the estimated present value of a multi-employer pension plan withdrawal liability in connection with the sale and closure of our Portland, Maine manufacturing facility, $14.6 million of acquisition/divestiture-related expenses, and $5.1 million of amortization of acquisition-related inventory fair value step-up and non-recurring expenses included in cost of goods sold during fiscal 2021, our gross profit would have been $470.6 million, or 22.9% of net sales.

During fiscal 2022, our gross profit was negatively impacted by higher than expected input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation will continue to have a significant industry-wide impact into fiscal 2023. We are attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We also announced several rounds of list price increases in 2021 and 2022. However, increases in the prices we charge our customers generally lag behind rising input costs. As such, we did not fully offset the incremental costs that we faced in fiscal 2022. During the fourth quarter of 2022, however, we began to more fully realize the benefits of prior list price increases and as a result, our gross profit and gross profit as a percentage of net sales increased during the fourth quarter of 2022 as compared to the fourth quarter of 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.8 million, or 2.9%, to $190.4 million for fiscal 2022 from $196.2 million for fiscal 2021. The decrease was composed of decreases in acquisition/divestiture-related and non-recurring expenses of $11.9 million and consumer marketing expenses of $2.2 million, partially offset by increases in selling expenses of $5.0 million, general and administrative expenses of $3.1 million and warehousing expenses of $0.2 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.7 percentage points to 8.8% for fiscal 2022, as compared to 9.5% for fiscal 2021.

Amortization Expense. Amortization expense decreased $0.3 million to $21.3 million for fiscal 2022 from $21.6 million for fiscal 2021.

Gain on Sales of Assets. During the first quarter of 2022, we completed the sale of our Portland, Maine manufacturing facility and 13.5 acre property and separately sold certain other equipment that had been used at the facility. We received combined sales proceeds for the property and the equipment of approximately $11.1 million and recognized a gain of $7.1 million. The positive impact during the first quarter of 2022 of the gain on sales was partially offset by approximately $2.2 million of expenses incurred during the first quarter of 2022 resulting from the closure of the facility and the transfer of manufacturing operations.

Impairment of Assets Held for Sale. In connection with our decision to sell our Back to Nature business, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories to assets held for sale during fiscal 2022. During the third quarter of 2022, we measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million, and during the fourth quarter of 2022, we recorded an additional $2.8 million of pre-tax, non-cash impairment charges related to those assets after we entered into an agreement to sell the Back to Nature business on December 15, 2022. See Note 3, “Acquisitions and Divestitures” and Note 18, “Subsequent Events” to our consolidated financial statements.

Impairment of Intangible Assets. Impairment of intangible assets of $23.1 million for fiscal 2021 includes a loss for the impairment of intangible trademark assets relating to the Static Guard, SnackWell’s, Molly McButter and Farmwise brands, due primarily to our projections for reduced net sales for the Static Guard and Molly McButter brands and our discontinuation of the SnackWell’s and Farmwise brands. See Note 6, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of the impairment of intangible assets in fiscal 2021. As described above under “Impairment of Assets Held for Sale,” during fiscal 2022, we recorded pre-tax, non-cash impairment charges to goodwill and other intangible assets of $106.4 million in connection with our decision to sell the Back to Nature business. The impairment charges related to Back to Nature are reflected in our consolidated statements of operations and consolidated statements of cash flows as “Impairment of assets held for sale.” See Note 3, “Acquisitions and Divestitures” and Note 18, “Subsequent Events” to our consolidated financial statements in Part II, Item 8 of this report.

Operating Income. As a result of the foregoing, operating income decreased $97.5 million, or 49.7%, to $98.6 million for fiscal 2022 from $196.1 million for fiscal 2021. Operating income expressed as a percentage of net sales decreased to 4.6% in fiscal 2022 from 9.5% in fiscal 2021.

Net Interest Expense. Net interest expense increased $18.0 million, or 16.9%, to $124.9 million for fiscal 2022 from $106.9 million in fiscal 2021. The increase was primarily attributable to higher interest rates on our variable rate borrowings, additional borrowings on our revolving credit facility during fiscal 2022 as compared to fiscal 2021 and a $1.6 million fee for an amendment to our credit agreement. See “—Liquidity and Capital Resources – Debt” below.

Other Income. Other income for fiscal 2022 primarily includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $7.4 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million. Other income for fiscal 2021 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $4.4 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of $0.1 million.

Income Tax (Benefit) Expense. Income tax (benefit) expense decreased $33.8 million to a $7.5 million income tax benefit in fiscal 2022 from a $26.3 million income tax expense for fiscal 2021, primarily due to lower income before tax as described above, and the impact of state tax rate changes. Our effective tax rate was 39.9% for fiscal 2022 and 28.1% for fiscal 2021. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax (benefit) expense.

Fiscal 2021 Compared to Fiscal 2020

For a discussion of fiscal 2021 compared to fiscal 2020, please refer to our 2021 Annual Report on Form 10-K, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on March 1, 2022.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $87.9 million to $6.0 million for fiscal 2022 from $93.9 million for fiscal 2021. The decrease was largely due to lower operating income in fiscal 2022 compared to fiscal 2021. The decrease was also due to unfavorable working capital comparisons in fiscal 2022 compared to fiscal 2021, primarily comprised of income tax receivable/payable, trade accounts payable, prepaid expenses and other current assets, inventories, and other assets, partially offset by favorable working capital comparisons related to trade accounts receivable, other liabilities and accrued expenses and lease liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $3.7 million to $39.1 million for fiscal 2022 from $42.8 million for fiscal 2021. The decrease was primarily attributable to lower capital expenditures during fiscal 2022 compared to fiscal 2021 and proceeds from the sales of assets (primarily related to the sale of our Portland, Maine manufacturing facility), partially offset by the cash used to pay the purchase price for the Yuma acquisition during fiscal 2022.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased $115.1 million to $45.3 million cash provided by financing activities for fiscal 2022 from $69.8 million net cash used in financing activities for fiscal 2021. The increase was primarily driven by a $187.5 million increase in net borrowings under our revolving credit facility during fiscal 2022 compared to fiscal 2021, partially offset by a $45.0 million decrease in net proceeds from the sale of common stock, a $14.8 million decrease in proceeds from the exercise of stock options, a $10.5 million increase in dividends paid and a $2.4 million increase in payments of tax withholdings on behalf of employees for net share settlement of share-based compensation during fiscal 2022 compared to fiscal 2021.

Cash Income Tax Payments. We made net cash tax payments of approximately $25.6 million and $5.7 million during fiscal 2022 and fiscal 2021, respectively. The increase was primarily attributable to $90.2 million of disallowed interest expense. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2023 through 2037. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact and expected impact of the U.S. CARES Act and the U.S. Tax Act on our cash income tax payments, including the impact the U.S. Tax Act had in fiscal 2022 and fiscal 2021 and is expected to have in fiscal 2023 and beyond on our interest expense deductions and our cash taxes. If there is a change in U.S. federal tax policy or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

We financed the Yuma acquisition, completed in May 2022, with cash on hand and revolving loans under our existing credit facility. We financed the Crisco acquisition, completed in December 2020, with revolving loans under our existing credit facility, a portion of which we subsequently refinanced with add-on tranche B term loans. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

Debt

See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report for a description of our senior secured credit agreement, including our revolving credit facility and tranche B term loans, our 5.25% senior notes due 2025, and our 5.25% senior notes due 2027. See also “—Acquisitions” above regarding the long-term debt incurred in connection with the Crisco acquisition and Note 18, “Subsequent Events,” to our consolidated financial statements regarding the mandatory and optional prepayments of tranche B term loans that we made during the first quarter of 2023 with the proceeds of the Back to Nature sale and cash on hand.

Equity

Stock Repurchase Program. On March 9, 2021, our board of directors authorized an extension of our stock repurchase program from March 15, 2021 to March 15, 2022. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. The stock repurchase program authorization expired on March 15, 2022. We did not repurchase any shares of our common stock during fiscal 2022 or fiscal 2021.

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

During fiscal 2021, we sold 3,695,706 shares of our common stock under the ATM equity offering program. We generated $112.5 million in gross proceeds, or $30.44 per share from the sales, paid commissions to the sales agents of approximately $2.2 million and incurred other fees and expenses of approximately $0.4 million.

During fiscal 2022, we sold 2,853,342 shares of our common stock under the ATM equity offering program. We generated $66.6 million in gross proceeds, or $23.33 per share, from the sales, paid commissions to the sales agents of approximately $1.3 million and incurred other fees and expenses of approximately $0.2 million.

In the aggregate since the inception of the ATM equity offering program during the third quarter of 2021, we have sold 6,549,048 shares of common stock and generated $179.0 million in gross proceeds, or $27.34 per share, paid commissions to the sales agents of approximately $3.6 million and incurred other fees and expenses of approximately $0.6 million.

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

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2022 and fiscal 2021 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes. We intend to use the net proceeds from any future sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

Future Capital Needs

We are highly leveraged. On December 31, 2022, the aggregate principal amount of our long-term debt (including current portion) of $2,404.1 million, net of our cash and cash equivalents of $45.4 million, was $2,358.7 million. Stockholders’ equity as of that date was $868.2 million.

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

We expect to make capital expenditures of approximately $35.0 million to $40.0 million in the aggregate during fiscal 2023. Our projected capital expenditures for fiscal 2023 primarily relate to asset sustainability projects, cost savings initiatives, environmental compliance and information technology systems (hardware and software), including cybersecurity.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	December 31,	January 1,
	2022	2022
Current assets(1)	$930,287	$752,685
Non-current assets	2,746,965	2,921,036
Current liabilities(2)	200,307	225,554
Non-current liabilities	$2,751,661	$2,663,841
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $37.7 million and $46.6 million as of December 31, 2022 and January 1, 2022, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $7.7 million and less than $0.1 million as of December 31, 2022 and January 1, 2022, respectively.

	Fiscal 2022	Fiscal 2021
Net sales	$2,038,048	$1,933,665
Gross profit	396,830	424,501
Operating income	84,431	197,831
(Loss) income before income tax (benefit) expense	(33,104)	95,406
Net (loss) income	$(21,292)	$68,951

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At December 31, 2022, we had $1,450.0 million of fixed rate debt and $954.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at December 31, 2022, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $9.5 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 31, 2022 and January 1, 2022 were as follows (in thousands):

	December 31, 2022				January 1, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$282,500		$282,500	(1)	$165,000		$165,000	(1)
Tranche B term loans due 2026	668,532	(2)	636,777	(3)	667,811	(2)	666,141	(3)
5.25% senior notes due 2025	901,213	(4)	790,625	(3)	901,753	(4)	920,915	(3)
5.25% senior notes due 2027	$550,000		$420,558	(3)	$550,000		$567,875	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At December 31, 2022, and January 1, 2022, the face amount of the tranche B term loans was $671.6 million. See Note 18, “Subsequent Events.”
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At December 31, 2022 and January 1, 2022, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2022, 2021 and 2020, our net sales to customers in foreign countries represented approximately 7.8%, 8.3% and 7.8%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar. As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated balance sheets at December 31, 2022 and January 1, 2022 and the consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for fiscal 2022, 2021 and 2020 and related notes are set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the carrying values of certain indefinite-lived intangible assets

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company had $1,574.1 million of indefinite-lived trademark assets as of December 31, 2022, which included certain indefinite-lived intangible assets. The Company performs indefinite-lived intangible assets impairment testing as of the last day of each fiscal year. The Company tests the indefinite-lived intangible assets by comparing the fair value with the carrying value and recognizes a loss for the difference. The Company estimates the fair value of the indefinite-lived intangible assets based on discounted cash flows that reflect certain third-party market value indicators.

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
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited B&G Foods, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2022, January 1, 2022 and January 2, 2021, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Short Hills, New Jersey
February 28, 2023

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	January 1,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$45,442	$33,690
Trade accounts receivable, less allowance for doubtful accounts and discounts of $2,309 and $1,997 as of December 31, 2022 and January 1, 2022, respectively	150,019	145,281
Inventories	726,468	609,794
Assets held for sale	51,314	3,256
Prepaid expenses and other current assets	37,550	38,151
Income tax receivable	8,024	4,284
Total current assets	1,018,817	834,456

Property, plant and equipment, net of accumulated depreciation of $390,821 and $364,182 as of December 31, 2022 and January 1, 2022, respectively	317,587	341,471
Operating lease right-of-use assets	65,809	65,166
Finance lease right-of-use assets	2,891	—
Goodwill	619,241	644,871
Other intangible assets, net	1,788,157	1,927,119
Other assets	19,088	6,916
Deferred income taxes	10,019	8,546
Total assets	$3,841,609	$3,828,545

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$127,809	$129,861
Accrued expenses	64,137	66,901
Current portion of operating lease liabilities	14,616	12,420
Current portion of finance lease liabilities	1,046	—
Current portion of long-term debt	50,000	—
Income tax payable	309	2,557
Dividends payable	13,617	32,548
Total current liabilities	271,534	244,287

Long-term debt, net of current portion	2,339,049	2,267,759
Deferred income taxes	288,712	310,641
Long-term operating lease liabilities, net of current portion	51,727	55,607
Long-term finance lease liabilities, net of current portion	1,795	—
Other liabilities	20,626	29,997
Total liabilities	2,973,443	2,908,291
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 71,668,144 and 68,521,651 shares issued and outstanding as of December 31, 2022 and January 1, 2022, respectively	717	685
Additional paid-in capital	—	3,547
Accumulated other comprehensive loss	(9,349)	(18,169)
Retained earnings	876,798	934,191
Total stockholders’ equity	868,166	920,254
Total liabilities and stockholders’ equity	$3,841,609	$3,828,545

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Net sales	$2,163,000	$2,056,264	$1,967,909
Cost of goods sold	1,753,376	1,619,298	1,486,169
Gross profit	409,624	436,966	481,740

Operating expenses:
Selling, general and administrative expenses	190,411	196,172	186,191
Amortization expense	21,250	21,627	19,111
Gain on sales of assets	(7,099)	—	—
Impairment of assets held for sale	106,434	—	—
Impairment of intangible assets	—	23,088	—
Operating income	98,628	196,079	276,438

Other (income) and expenses:
Interest expense, net	124,915	106,889	101,634
Other income	(7,380)	(4,464)	(2,558)
(Loss) income before income tax (benefit) expense	(18,907)	93,654	177,362
Income tax (benefit) expense	(7,537)	26,291	45,374
Net (loss) income	$(11,370)	$67,363	$131,988

Weighted average shares outstanding:
Basic	70,468	65,088	64,163
Diluted	70,468	65,747	64,557

(Loss) earnings per share:
Basic	$(0.16)	$1.03	$2.06
Diluted	$(0.16)	$1.02	$2.04

Cash dividends declared per share	$1.615	$1.900	$1.900

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Net (loss) income	$(11,370)	$67,363	$131,988

Other comprehensive income:
Foreign currency translation adjustments	(2,969)	(862)	(830)
Pension gain (loss), net of tax	11,789	18,287	(2,870)
Other comprehensive income (loss)	8,820	17,425	(3,700)
Comprehensive (loss) income	$(2,550)	$84,788	$128,288

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 28, 2019	64,044,649	$640	$—	$(31,894)	$843,796	$812,542
Foreign currency translation	—	—	—	(830)	—	(830)
Change in pension benefit (net of $1,009 of income taxes)	—	—	—	(2,870)	—	(2,870)
Net income	—	—	—	—	131,988	131,988
Share-based compensation	—	—	10,669	—	—	10,669
Net issuance of common stock for share-based compensation	123,732	2	(1)	—	—	1
Cancellation of restricted stock for tax withholding upon vesting	(3,813)	—	(69)	—	—	(69)
Stock options exercised	88,291	1	2,418	—	—	2,419
Dividends declared on common stock, $1.900 per share	—	—	(13,017)	—	(108,956)	(121,973)
Balance at January 2, 2021	64,252,859	$643	$—	$(35,594)	$866,828	$831,877
Foreign currency translation	—	—	—	(862)	—	(862)
Change in pension benefit (net of $5,934 of income taxes)	—	—	—	18,287	—	18,287
Net income	—	—	—	—	67,363	67,363
Share-based compensation	—	—	5,397	—	—	5,397
Net issuance of common stock for share-based compensation	128,591	1	(1,087)	—	—	(1,086)
Cancellation of restricted stock for tax withholding upon vesting	(22,657)	—	(622)	—	—	(622)
Stock options exercised	467,152	4	14,806	—	—	14,810
Issuance of common stock in ATM offering	3,695,706	37	109,977	—	—	110,014
Dividends declared on common stock, $1.900 per share	—	—	(124,924)	—	—	(124,924)
Balance at January 1, 2022	68,521,651	$685	$3,547	$(18,169)	$934,191	$920,254
Foreign currency translation	—	—	—	(2,969)	—	(2,969)
Change in pension benefit (net of $3,890 of income taxes)	—	—	—	11,789	—	11,789
Net loss	—	—	—	—	(11,370)	(11,370)
Share-based compensation	—	—	3,856	—	—	3,856
Net issuance of common stock for share-based compensation	310,495	3	(3,707)	—	—	(3,704)
Cancellation of restricted stock for tax withholding upon vesting	(19,571)	—	(392)	—	—	(392)
Stock options exercised	2,227	—	60	—	—	60
Issuance of common stock in ATM offering	2,853,342	29	65,038	—	—	65,067
Dividends declared on common stock, $1.615 per share	—	—	(68,402)	—	(46,023)	(114,425)
Balance at December 31, 2022	71,668,144	$717	$—	$(9,349)	$876,798	$868,166

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Cash flows from operating activities:
Net (loss) income	$(11,370)	$67,363	$131,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,528	82,888	63,701
Amortization of operating lease right-of-use assets	16,908	13,972	11,959
Amortization of deferred debt financing costs and bond discount/premium	4,723	4,606	4,691
Deferred income taxes	(26,897)	7,269	42,613
Impairment of assets held for sale	106,434	—	—
Impairment of intangible assets	—	23,088	—
Accrual for multi-employer pension plan withdrawal liability	—	13,907	—
Net (gain)/loss on sales and disposals of property, plant and equipment	(7,086)	775	(50)
Share-based compensation expense	3,917	5,383	10,618
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(5,846)	(12,481)	10,806
Inventories	(124,969)	(117,257)	17,271
Prepaid expenses and other current assets	(5,113)	5,160	(17,964)
Income tax receivable/payable	(5,952)	13,684	(7,110)
Other assets	(5,418)	(1,514)	(151)
Trade accounts payable	83	10,494	4,928
Accrued expenses and lease liabilities	(20,283)	(25,025)	10,825
Other liabilities	6,304	1,566	(2,648)
Net cash provided by operating activities	5,963	93,878	281,477

Cash flows from investing activities:
Capital expenditures	(22,286)	(43,581)	(26,748)
Proceeds from sales of assets	10,430	737	343
Payments for acquisition of businesses, net of cash acquired	(27,290)	—	(542,488)
Net cash used in investing activities	(39,146)	(42,844)	(568,893)

Cash flows from financing activities:
Repayments of long-term debt	—	—	(78,375)
Proceeds from issuance of long-term debt	—	—	300,000
Repayments of borrowings under revolving credit facility	(302,500)	(295,000)	(520,000)
Borrowings under revolving credit facility	420,000	225,000	755,000
Proceeds from issuance of common stock, net	65,233	110,229	—
Dividends paid	(133,355)	(122,896)	(121,874)
Proceeds from exercise of stock options	60	14,810	2,419
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(4,096)	(1,708)	(69)
Payments of debt financing costs	—	(276)	(9,149)
Net cash provided by (used in) financing activities	45,342	(69,841)	327,952

Effect of exchange rate fluctuations on cash and cash equivalents	(407)	315	331
Net increase (decrease) in cash and cash equivalents	11,752	(18,492)	40,867

Cash and cash equivalents at beginning of year	33,690	52,182	11,315
Cash and cash equivalents at end of year	$45,442	$33,690	$52,182

Supplemental disclosures of cash flow information:
Cash interest payments	$119,119	$102,491	$97,449
Cash income tax payments	$25,571	$5,654	$9,812
Non-cash transactions:
Dividends declared and not yet paid	$13,617	$32,548	$30,250
Accruals related to purchases of property, plant and equipment	$909	$2,117	$8,857
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,806	$46,376	$1,475
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,529	$—	$—

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2022, January 1, 2022 and January 2, 2021

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, vegetable, canola and other cooking oils, vegetable shortening, cooking sprays, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, cookies and crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Davis, Devonsheer, Don Pepino, Durkee, Emeril’s, Grandma’s Molasses, Green Giant, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Red Devil, Regina, Rumford, Sa-són, Sclafani, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s. We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Our fiscal year ending December 30, 2023 (fiscal 2023) contains, and our fiscal years ended December 31, 2022 (fiscal 2022) and January 1, 2022 (fiscal 2021) each contained, 52 weeks and each quarter of fiscal 2022 contains, and each quarter of fiscal 2022 and fiscal 2021 contained, 13 weeks. Our fiscal year ended January 2, 2021 (fiscal 2020) contained 53 weeks. Generally, when a 53rd week occurs, our fourth fiscal quarter contains 14 weeks. However, based upon a third quarter end date of October 3, 2020 (the Saturday closest to September 30) and a fourth quarter end date of January 2, 2021 (the Saturday closest to December 31), the third quarter of fiscal 2020 contained 14 weeks and the fourth quarter of 2020 contained 13 weeks.

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 60.5%, 60.8% and 62.6% of consolidated net sales in fiscal 2022, 2021 and 2020, respectively. Our top ten customers accounted for approximately 60.3%, 59.8% and 62.5% of our consolidated trade accounts receivables as of the end of fiscal 2022, 2021 and 2020, respectively. Other than

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

Walmart, which accounted for approximately 27.3%, 27.7% and 26.5% of our consolidated net sales in fiscal 2022, 2021 and 2020, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2022, 2021 or 2020. Other than Walmart, which accounted for approximately 30.6%, 28.9% and 32.6% of our consolidated trade accounts receivables as of the end of fiscal 2022, 2021 and 2020, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2022, 2021 and 2020. As of December 31, 2022, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During fiscal 2022, 2021 and 2020, our sales to foreign countries represented approximately 7.8%, 8.3% and 7.8%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

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

(f)Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2022, 2021 and 2020, we capitalized $1.5 million, $1.2 million and $0.7 million, respectively.

(g)Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets (trademarks) are not amortized. As a result, these assets are tested for impairment through qualitative and quantitative assessments at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. We test our goodwill and indefinite-lived intangible assets by comparing the fair values with the carrying values and recognize a loss for the difference. The annual goodwill impairment testing is performed by estimating the fair value of our company based on discounted cash flows that reflect certain third-party market value indicators. Similarly, the annual impairment testing for indefinite-lived intangible assets is performed by estimating the fair value of our indefinite-lived intangible assets based on discounted cash flows that reflect certain third-party market value indicators.

Calculating the fair values of goodwill and indefinite-lived intangible assets for these purposes requires significant estimates and assumptions by management, including future cash flows consistent with management’s expectations, annual sales growth rates, and certain assumptions underlying a discount rate based on available market data. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors to estimate the future levels of sales and cash flows.

Customer relationships and finite-lived trademarks are presented at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives of 10 to 20 years.

(h)Deferred Debt Financing Costs

Deferred debt financing costs are capitalized and amortized over the term of the related debt agreements and are included as a reduction of long-term debt, except for the revolving credit facility, for which the deferred debt financing costs are included in other assets. Amortization of deferred debt financing costs for fiscal 2022, 2021 and 2020 was $4.7 million, $4.6 million and $4.7 million, respectively.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

(k)Revenue Recognition

Revenues are recognized when our performance obligation is satisfied. Our primary performance obligation is satisfied when products are shipped. We report all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. Consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor’s products and, therefore, is characterized as a reduction of sales when recognized in the vendor’s income statement. As a result, coupon incentives, slotting and promotional expenses are recorded as a reduction of sales. Additionally, certain payments to customers related to in-store display incentives, or marketing development funds, are also recorded as a reduction of sales.

(l)Selling, General and Administrative Expenses

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We expense our advertising costs either in the period the advertising first takes place or as incurred. Advertising expenses were approximately $5.2 million, $7.2 million and $10.6 million, for fiscal 2022, 2021 and 2020, respectively.

(m)Pension Plans

We maintain four company-sponsored defined benefit pension plans covering approximately 23.9% of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. From time to time, however, we voluntarily contribute greater amounts based on pension asset performance, tax considerations and other relevant factors.

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

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. All stock

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

option grants have an exercise price equal to or greater than the fair market value of our common stock on the date of grant and have a 10-year term. Employee stock options generally cliff vest three years after the date of grant and non-employee director stock options generally vest one year after the date of grant.

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

There are various factors that may cause these tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. See Note 10, “Income Taxes,” for a discussion of the Tax Cuts and Jobs Act enacted in December 2017, which we refer to in this report as the “U.S. Tax Act,” as well as the Coronavirus Aid, Relief and Economic Security Act enacted in March 2020, which we refer to in this report as the “U.S. CARES Act.” We assess the impact of significant changes to the U.S. federal, state and international income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted. We recognize the benefit of an uncertain tax position that we have taken or expect to take on our income tax returns if it is “more likely than not” that such tax position will be sustained based on its technical merits.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

The table below shows net income, weighted average common shares outstanding and earnings per share for fiscal 2022, 2021 and 2020, respectively (in thousands, except share and per share data):

	Fiscal	Fiscal	Fiscal
	2022 (1)	2021	2020

	(In thousands, except share and per share data)
Net (loss) income	$(11,370)	$67,363	$131,988

Weighted average common shares outstanding:
Basic	70,468,061	65,087,624	64,162,682
Net effect of potentially dilutive share-based compensation awards(2)	—	659,002	393,829
Diluted	70,468,061	65,746,626	64,556,511
(Loss) earnings per share:
Basic	$(0.16)	$1.03	$2.06
Diluted	$(0.16)	$1.02	$2.04
(1)	For fiscal 2022, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect was antidilutive.
(2)	For fiscal 2021 and 2020, outstanding stock options of 487,395 and 739,976, respectively, were excluded from diluted earnings per share as their effect was antidilutive.

(r)Accounting Standards Adopted in Fiscal 2022 or Fiscal 2021

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

In March 2020, the FASB issued a new ASU which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR. In December 2022, the FASB issued an ASU that extends the period of time preparers can utilize the reference rate reform relief guidance, so the FASB has deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. We are in the process of evaluating the impact of the adoption of this ASU. LIBOR is used to determine interest under our revolving credit facility and our tranche B term loans due 2026. Currently, however, we do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

(3)	Acquisitions and Divestitures

On May 5, 2022, we completed the acquisition of the frozen vegetable manufacturing operations of Growers Express, LLC, whose primary business at the time of the acquisition was co-manufacturing certain Green Giant frozen vegetable products, including Green Giant® Riced Veggies and Green Giant Veggie Spirals®. The purchased assets include inventory, equipment, a sublease for a portion of a manufacturing facility in Yuma, Arizona, and a lease for a warehouse facility in San Luis, Arizona. Approximately 160 employees transferred to B&G Foods. We refer to this acquisition as the “Yuma acquisition.” As part of the Yuma acquisition, we also repurchased the master license

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

agreement for certain Green Giant Fresh vegetable products and have assumed responsibility for the administration of related sublicense agreements.

On December 1, 2020, pursuant to an agreement entered into on October 26, 2020, we completed the acquisition of the Crisco oils and shortening business from The J.M. Smucker Company and certain of its affiliates, for approximately $539.3 million in cash. We refer to this acquisition as the “Crisco acquisition” and the Crisco oils and shortening business as the “Crisco business.”

On February 19, 2020, we acquired Farmwise LLC, maker of Farmwise Veggie Fries, Farmwise Veggie Tots and Farmwise Veggie Rings, from its founders and certain other sellers. We refer to this acquisition as the “Farmwise acquisition.” Certain Farmwise branded products have been transitioned to the Green Giant brand and we have discontinued the Farmwise brand. See Note 6, “Goodwill and Other Intangible Assets.”

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

Yuma Acquisition

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

December 31, 2022, January 1, 2022 and January 2, 2021

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

Unaudited Pro Forma Summary of Operations

The following pro forma summary of operations presents our operations as if the Crisco acquisition had occurred as of the beginning of fiscal 2020. In addition to including the results of operations of this acquisition, the pro forma information gives effect to the interest on additional borrowings and the amortization of trademark and customer relationship intangibles. On an actual basis, Crisco contributed $371.9 million of our aggregate $2,163.0 million of consolidated net sales for fiscal 2022. (dollars in thousands, except per share data):

Fiscal 2020
Net sales(1)	$2,253,645
Net income(1)	$182,169
Basic earnings per share(1)	$2.84
Diluted earnings per share(1)	$2.82
(1)	The pro forma financial information presented above does not purport to be indicative of the results that actually would have been attained had the Crisco acquisition occurred as of the beginning of fiscal 2020, and is not intended to be a projection of future results.

Neither the Yuma nor Farmwise acquisition was material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented for those acquisitions.

Back to Nature Divestiture

On December 15, 2022, we entered into an agreement to sell the Back to Nature business to a subsidiary of Barilla America, Inc. for a purchase price of $51.4 million in cash, subject to closing and post-closing adjustments based upon inventory at closing. We refer to this divestiture as the “Back to Nature sale.”

During fiscal 2022, we reclassified $157.7 million of assets related to our Back to Nature business as assets held for sale. We measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million during the third quarter of 2022. After we entered into the sale agreement, we recorded additional pre-tax, non-cash impairment charges of $2.8 million related to those assets during the fourth quarter of 2022.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

The following table sets forth the assets held for sale at December 31, 2022 relating to the then pending Back to Nature sale. The Back to Nature sale closed on January 3, 2023. See Note 18, “Subsequent Events.”

Back to Nature Assets Held for Sale (in thousands):

December 31, 2022
Trademarks — indefinite-lived intangible assets	$109,900
Goodwill	29,500
Customer relationships — finite-lived intangible assets	11,025
Inventories	7,323
Assets held for sale before impairments	157,748
Impairments of assets held for sale	(106,434)
Assets held for sale	$51,314

(4)	Inventories

Inventories consist of the following, as of the dates indicated (in thousands):

	December 31, 2022	January 1, 2022
Raw materials and packaging	$126,947	$94,799
Work-in-process	208,183	145,102
Finished goods	391,338	369,893
Inventories	$726,468	$609,794

(5)Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following as of the dates indicated (in thousands):

	December 31, 2022	January 1, 2022
Land and improvements	$25,509	$24,914
Buildings and improvements	152,341	149,583
Machinery and equipment	413,563	410,504
Office furniture, vehicles and computer equipment	93,843	89,091
Construction-in-progress	23,152	31,561
Property, plant and equipment, cost	708,408	705,653
Less: accumulated depreciation	(390,821)	(364,182)
Property, plant and equipment, net	$317,587	$341,471

Depreciation expense was $58.6 million, $61.3 million and $44.6 million for fiscal 2022, 2021 and 2020, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

(6)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	December 31, 2022			January 1, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$4,382	$2,418	$6,800	$3,929	$2,871
Customer relationships	396,565	184,966	211,599	406,963	167,860	239,103
Total	$403,365	$189,348	$214,017	$413,763	$171,789	$241,974

Indefinite-Lived Intangible Assets
Goodwill	$619,241			$644,871
Trademarks	1,574,140			1,685,145
Total	$2,193,381			$2,330,016

Amortization expense associated with finite-lived intangible assets was $21.3 million, $21.6 million and $19.1 million during fiscal 2022, 2021 and 2020, respectively, and is recorded in operating expenses. We expect to recognize $20.8 million of amortization expense in each of the fiscal years 2023, 2024 and 2025, $20.1 million in fiscal 2026 and $15.3 million in fiscal 2027, respectively. See Note 3, “Acquisitions and Divestitures.”

We completed our annual impairment tests for fiscal 2022, fiscal 2021 and fiscal 2020 with no adjustments to the carrying values of goodwill. Our testing indicates that the implied fair value of our company is in excess of the carrying value. However, a change in the cash flow assumptions could result in an impairment of goodwill.

We completed our annual impairment tests for fiscal 2022 and fiscal 2020 with no adjustments to the carrying values of indefinite-lived intangible assets.

However, in connection with our decision to sell the Back to Nature business, during fiscal 2022 we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories to assets held for sale. We measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $106.4 million during fiscal 2022 relating to those assets. See Note 3, “Acquisitions and Divestiture” and Note 18, “Subsequent Events.”

In addition, our annual impairment tests for fiscal 2021 resulted in our company recording non-cash impairment charges to trademarks for the Static Guard, SnackWell’s, Molly McButter and Farmwise brands of $23.1 million in the aggregate during the fourth quarter of fiscal 2021, which is recorded in “Impairment of intangible assets” in the accompanying consolidated statement of operations for fiscal 2021. We partially impaired the Static Guard and Molly McButter brands, and we fully impaired the SnackWell’s and Farmwise brands, which have been discontinued. Certain Farmwise branded products have been transitioned to the Green Giant brand.

If operating results for the Static Guard and Molly McButter brands continue to deteriorate, or if operating results for any of our other brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets.”

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

(7)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	December 31, 2022	January 1, 2022
Revolving credit loans due 2025:
Outstanding principal	$282,500	$165,000
Revolving credit loans, net(1)	282,500	165,000

Tranche B term loans due 2026:
Outstanding principal(2)	671,625	671,625
Unamortized deferred debt financing costs	(4,175)	(5,133)
Unamortized discount	(3,093)	(3,814)
Tranche B term loans due 2026, net	664,357	662,678

5.25% senior notes due 2025:
Outstanding principal	900,000	900,000
Unamortized deferred debt financing costs	(3,890)	(5,619)
Unamortized premium	1,213	1,753
5.25% senior notes due 2025, net	897,323	896,134

5.25% senior notes due 2027:
Outstanding principal	550,000	550,000
Unamortized deferred debt financing costs	(5,131)	(6,053)
5.25% senior notes due 2027, net	544,869	543,947

Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,389,049	2,267,759
Current portion of long-term debt(2)	(50,000)	—
Long-term debt, net of unamortized deferred debt financing costs and discount/premium and excluding current portion	$2,339,049	$2,267,759
(1)	Unamortized deferred debt financing costs related to our revolving credit facility were $2.8 million and $3.7 million as of December 31, 2022 and January 1, 2022, respectively. These amounts are included in other assets in the accompanying consolidated balance sheets.
(2)	See Note 18, “Subsequent Events.”

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility. On December 16, 2020, we amended our amended and restated credit agreement, dated as of October 2, 2015, and previously amended on March 30, 2017, November 20, 2017 and October 10, 2019. Among other things, the amendment provided for a $300.0 million add-on tranche B term loan facility, which closed and funded on December 16, 2020. The add-on tranche B term loans were issued at a price equal to 99.00% of their face value. The add-on term loans have the same terms as, and are fungible with, $371.6 million of tranche B term loans. We used the net proceeds of the add-on term loans to repay a portion of the revolving credit facility borrowings used to finance the Crisco acquisition. As of December 31, 2022, $671.6 million of tranche B term loans remained outstanding.

During the first quarter of 2023, we made a mandatory prepayment of $50.0 million principal amount of tranche B term loans with proceeds from the Back to Nature sale and an optional prepayment of $11.0 million of tranche B term loans from cash on hand. Following the prepayments, $610.6 million of tranche B term loans remain outstanding. See Note 18, “Subsequent Events.” The tranche B term loans mature on October 10, 2026.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

The December 2020 amendment also increased the revolver capacity from $700.0 million to $800.0 million and extended the maturity date of our revolving credit facility from November 21, 2022 to December 16, 2025. As of December 31, 2022, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.9 million, was $512.6 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. On June 28, 2022, we amended our credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility. The amendment provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), increased from 7.00 to 1.00 to 7.50 to 1.00 for the quarter ended July 2, 2022, and then increased to 8.00 to 1.00 for the quarter ended October 1, 2022 through the quarter ending September 30, 2023. The maximum consolidated leverage ratio will decrease to 7.50 to 1.00 for the quarter ending December 30, 2023 before returning to 7.00 to 1.00 for the quarters ending March 30, 2024 and thereafter. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of December 31, 2022, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

December 31, 2022, January 1, 2022 and January 2, 2021

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 31, 2022, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

We may redeem some or all of the 5.25% senior notes due 2027 at a redemption price of 103.938% beginning March 1, 2022 and thereafter at prices declining annually to 102.625% on March 1, 2023, 101.313% on March 1, 2024 and 100% on or after March 1, 2025, in each case plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior notes due 2027 at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 31, 2022, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Contractual Maturities. As of December 31, 2022, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2023(1)	$—
2024	—
2025	1,182,500
2026(1)	671,625
2027	550,000
Thereafter	—
Total	$2,404,125
(1)	See Note 18, “Subsequent Events.”

Accrued Interest. At December 31, 2022 and January 1, 2022, accrued interest of $21.7 million and $20.7 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 31, 2022 and January 1, 2022 were as follows (in thousands):

	December 31, 2022				January 1, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$282,500		$282,500	(1)	$165,000		$165,000	(1)
Tranche B term loans due 2026	668,532	(2)	636,777	(3)	667,811	(2)	666,141	(3)
5.25% senior notes due 2025	901,213	(4)	790,625	(3)	901,753	(4)	920,915	(3)
5.25% senior notes due 2027	$550,000		$420,558	(3)	$550,000		$567,875	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At December 31, 2022 and January 1, 2022, the face amount of the tranche B term loans was $671.6 million. See Note 18, “Subsequent Events.”
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At December 31, 2022 and January 1, 2022, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during fiscal 2022, 2021 or 2020.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

(9)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for fiscal 2022, 2021 and 2020 were as follows (in thousands):

	Amount Reclassified
	From AOCL			Affected Line Item in the
				Statement Where Net Income
Details about AOCL Components	Fiscal 2022	Fiscal 2021	Fiscal 2020	(Loss) is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	$107	$1,648	$1,288	See (1) below
Accumulated other comprehensive loss before tax	107	1,648	1,288	Total before tax
Tax expense	(26)	(403)	(334)	Income tax expense
Total reclassification	$81	$1,245	$954	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 12, “Pension Benefits,” for additional information.

Changes in AOCL for fiscal 2022, 2021 and 2020 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 28, 2019	$(24,761)	$(7,133)	$(31,894)
Other comprehensive loss before reclassifications	(3,824)	(830)	(4,654)
Amounts reclassified from AOCL	954	—	954
Net current period other comprehensive loss	(2,870)	(830)	(3,700)
Balance at January 2, 2021	(27,631)	(7,963)	(35,594)
Other comprehensive income (loss) before reclassifications	17,042	(862)	16,180
Amounts reclassified from AOCL	1,245	—	1,245
Net current period other comprehensive income (loss)	18,287	(862)	17,425
Balance at January 1, 2022	(9,344)	(8,825)	(18,169)
Other comprehensive income (loss) before reclassifications	11,708	(2,969)	8,739
Amounts reclassified from AOCL	81	—	81
Net current period other comprehensive income (loss)	11,789	(2,969)	8,820
Balance at December 31, 2022	$2,445	$(11,794)	$(9,349)

(10)	Income Taxes

The components of our company’s income tax (benefit) expense consist of the following (in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
U.S.	$(33,105)	$94,953	$160,214
Foreign	14,198	(1,299)	17,148
Total	$(18,907)	$93,654	$177,362

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

Income tax (benefit) expense consists of the following (in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Current:
Federal	$12,086	$11,165	$(2,763)
State	1,921	3,703	2,883
Foreign	5,353	4,154	2,641
Current income tax	19,360	19,022	2,761
Deferred:
Federal	(20,674)	9,760	35,209
State	(5,145)	1,827	4,582
Foreign	(1,078)	(4,318)	2,822
Deferred income tax	(26,897)	7,269	42,613
Income tax (benefit) expense	$(7,537)	$26,291	$45,374

Income tax (benefit) expense differs from the expected income tax (benefit) expense (computed by applying the U.S. federal income tax rate of 21% for fiscal 2022, 2021 and 2020, respectively, to (loss) income before income tax (benefit) expense) as a result of the following:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
Increase (decrease):
State and local taxes, net of federal benefits	6.4	5.1	3.2
Foreign income taxed at different rates, net of foreign tax credits	(4.0)	1.6	1.5
Permanent differences	2.6	0.3	1.3
Impact on deferred taxes and changes in state tax rates	13.0	(0.4)	0.7
Impact of U.S. CARES Act	—	—	(1.4)
Tax credits	1.0	(0.2)	(0.6)
Other	(0.1)	0.7	(0.1)
Total	39.9%	28.1%	25.6%

In fiscal 2022, 2021 and 2020, changes in state apportionment, state filings or state tax laws impacted our deferred blended state rate, resulting in a deferred state tax benefit in fiscal 2022 of $2.3 million, a state tax benefit in fiscal 2021 of $0.4 million and state tax expense in fiscal 2020 of $0.4 million.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,	January 1,
	2022	2022
Deferred tax assets:
Accounts receivable, principally due to allowance	$24	$25
Inventories, principally due to additional costs capitalized for tax purposes	5,866	4,225
Operating lease liabilities	16,084	16,688
Accrued expenses and other liabilities	26,869	14,285
Net operating losses and tax credit carryforwards	4,968	4,773
Interest expense deductions limitation	22,236	1,907
Unrealized losses	268	69
Gross deferred tax assets	76,315	41,972
Valuation allowances	(2,291)	(2,528)
Deferred tax assets, net	74,024	39,444
Deferred tax liabilities:
Property, plant and equipment	(31,915)	(30,412)
Goodwill and other intangible assets	(303,464)	(284,376)
Prepaid expenses and other assets	(1,249)	(10,629)
Operating lease right-of-use assets	(16,089)	(16,122)
Gross deferred tax liabilities	(352,717)	(341,539)
Net deferred tax liabilities	$(278,693)	$(302,095)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, a valuation allowance of $2.3 million, $2.5 million and $1.7 million was recorded during fiscal 2022, 2021 and 2020, respectively, to record only the portion of the deferred tax asset that management believes is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

At December 31, 2022 and January 1, 2022, we had $0.2 million and $0.5 million, respectively, of reserves for uncertain tax positions, which decreased due to the expiration of certain statutes of limitations, partially offset by additional interest and penalties. Our policy is to classify interest and penalties resulting from income tax uncertainties as income tax expense.

At December 31, 2022 we had intangible assets of $1,055.2 million for tax purposes, which are amortizable through 2037.

We operate in multiple taxing jurisdictions within the United States, Canada and Mexico and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. We remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of December 31, 2022, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2019 and forward
United States—States	2018 and forward
Canada	2018 and forward

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

Mexico	2017 and forward

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

Under FASB ASC Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 39.9%, 28.1% and 25.6% for fiscal 2022, 2021 and 2020, respectively. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments.

The change in our effective tax rate to 39.9% in fiscal 2022 compared to 28.1% in fiscal 2021 is primarily attributed to the total impact of deferred taxes and changes in state tax rates resulting in a 13% increase to our effective tax rate, partially offset by an increase in foreign income taxed at different rates, net of foreign tax credits, resulting in a 4% decrease to our effective tax rate.

The U.S. Tax Act also limits the deduction for net interest expense (including treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “U.S. CARES Act,” was signed into law. The U.S. CARES Act, among other things, includes provisions related to net operating loss carryback periods, modifications to the interest deduction limitation and technical corrections to tax depreciation for qualified improvement property. The U.S. CARES Act increased the adjusted taxable income limitation from 30% to 50% for business interest deductions for tax years 2019 and 2020 and the limitation reverted back to 30% beginning in 2021.

If we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. We were not subject to an interest expense deduction limitation in fiscal 2020 but were subject to the limitation in fiscal 2021, which increased our taxable income by $6.7 million (after a $1.1 million return to provision adjustment in fiscal 2022). Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we are subject to the interest expense deduction limitation in fiscal 2022, resulting in an increase to taxable income of $90.2 million. We may continue to be subject to the interest deduction limitation in future years. We have recorded a deferred tax asset of $22.2 million related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation is approximately $20.6 million for fiscal 2022. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our 2022, 2021 or 2020 tax rates.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

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

Stock Repurchase Program. On March 9, 2021, our board of directors authorized an extension of our stock repurchase program from March 15, 2021 to March 15, 2022. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. The stock repurchase program authorization expired on March 15, 2022. We did not repurchase any shares of common stock during fiscal 2022 or fiscal 2021.

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

During fiscal 2021, we sold 3,695,706 shares of our common stock under the ATM equity offering program. We generated $112.5 million in gross proceeds, or $30.44 per share, from the sales, paid commissions to the sales agents of approximately $2.2 million and incurred other fees and expenses of approximately $0.4 million.

During fiscal 2022, we sold 2,853,342 shares of our common stock under the ATM equity offering program. We generated $66.6 million in gross proceeds, or $23.33 per share, from the sales, paid commissions to the sales agents of approximately $1.3 million and incurred other fees and expenses of approximately $0.2 million.

In the aggregate since the inception of the ATM equity offering program during the third quarter of 2021, we have sold 6,549,048 shares of common stock and generated $179.0 million in gross proceeds, or $27.34 per share, paid commissions to the sales agents of approximately $3.6 million and incurred other fees and expenses of approximately $0.6 million.

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

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2022 and fiscal 2021 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes. We intend to use the net proceeds from any future sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

(12)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of December 31, 2022, we had four company-sponsored defined benefit pension plans covering approximately 23.9% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans.

The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 31, 2022 and January 1, 2022 measurement dates for fiscal 2022 and 2021, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost (in thousands):

	December 31,	January 1,
	2022	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$201,862	$204,242
Actuarial gain(1)	(59,760)	(12,527)
Service cost	8,871	10,434
Interest cost	5,464	4,847
Benefits paid	(5,164)	(5,134)
Projected benefit obligation at end of year	151,273	201,862
Change in plan assets:
Fair value of plan assets at beginning of year	187,572	169,221
Actual return on plan assets	(31,243)	20,985
Employer contributions	—	2,500
Benefits paid	(5,164)	(5,134)
Fair value of plan assets at end of year	151,165	187,572
Net amount recognized:
Other assets	7,741	2,071
Other long-term liabilities	(7,849)	(16,361)
Funded status at the end of the year	(108)	(14,290)
Amount recognized in accumulated other comprehensive loss consists of:
Actuarial loss	(408)	(16,087)
Deferred taxes	2,853	6,743
Accumulated other comprehensive loss	$2,445	$(9,344)
(1)	Actuarial gain primarily reflects changes in discount rates.

The accumulated benefit obligations of these plans were $142.8 million and $189.5 million at December 31, 2022 and January 1, 2022, respectively. The following information presents a summary of pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets (in thousands):

	December 31,	January 1,
	2022	2022
Accumulated benefit obligation	$—	$108,775
Fair value of plan assets	—	104,757

Projected benefit obligation	$83,217	$121,117
Fair value of plan assets	75,368	104,757

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

The assumptions used in the measurement of our benefit obligation as of December 31, 2022 and January 1, 2022 are shown in the following table:

	December 31,	January 1,
	2022	2022
Discount rate	4.95 - 5.00%	2.62 - 2.78%
Rate of compensation increase	3.50%	3.00%
Expected long-term rate of return	7.50%	7.00%

The discount rate used to determine year-end fiscal 2022 and fiscal 2021 pension benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the FTSE Pension Discount Curve (formerly known as the Citigroup Pension Discount Curve). This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

Net periodic pension cost includes the following components (in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Service cost—benefits earned during the period	$8,871	$10,434	$8,622
Interest cost on projected benefit obligation	5,464	4,847	5,345
Expected return on plan assets	(12,945)	(10,939)	(9,187)
Amortization of unrecognized loss	107	1,648	1,288
Net periodic pension cost	$1,497	$5,990	$6,068

The following table sets forth the changes in amounts recorded in accumulated other comprehensive income (loss) for fiscal 2022, 2021 and 2020, respectively (in thousands):

Changes in amounts recorded in accumulated other comprehensive income (loss):	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net gain/(loss)	$15,571	$22,573	$(5,167)
Amortization of unrecognized loss	107	1,648	1,288
Total recorded in other comprehensive income (loss)	$15,678	$24,221	$(3,879)

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

The asset allocation for our pension plans at December 31, 2022 and January 1, 2022, and the target allocation for fiscal 2022, by asset category, follows:

		Percentage of Plan
		Assets at Year End
	Target	December 31,	January 1,
Asset Category	Allocation	2022	2022
Equity securities	70%	57%	64%
Fixed income securities	30%	38%	32%
Other	—%	5%	4%
Total	100%	100%	100%

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

The fair values of our pension plan assets at December 31, 2022 and January 1, 2022, utilizing the fair value hierarchy discussed in Note 8, “Fair Value Measurements” follow (in thousands):

	December 31, 2022		January 1, 2022
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$8,142	$—	$6,692	$—
Equity securities:
U.S. mutual funds	11,927	—	19,156	—
Foreign mutual funds	14,425	—	25,182	—
U.S. common stocks	47,531	—	74,981	—
Foreign common stocks	11,278	—	864	—
Fixed income securities:
U.S. mutual funds	57,862	—	60,697	—
Total fair value of pension plan assets	$151,165	$—	$187,572	$—

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $47.5 million of U.S. common stocks in the investment portfolio at December 31, 2022, $4.4 million was invested in B&G Foods’ common stock. Of the $75.0 million of U.S. common stocks in the investment portfolio at January 1, 2022, $12.2 million was invested in B&G Foods’ common stock.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

As of December 31, 2022, pension plan benefit payments were expected to be as follows (in thousands):

Pension Plan Benefit Payments
Fiscal year:
2023	$5,682
2024	6,227
2025	6,800
2026	7,436
2027	8,025
2028 to 2032	$49,306

We expect to make $2.5 million of contributions to our company-sponsored defined benefit pension plans during fiscal 2023.

We also sponsor defined contribution plans covering substantially all of our employees. Employees may contribute to these plans and these contributions are matched by us at varying amounts. Contributions for the matching component of these plans amounted to $4.3 million, $3.8 million and $2.8 million for fiscal 2022, 2021 and 2020, respectively.

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

B&G Foods made contributions to the plan of $0.6 million and $1.0 million in fiscal 2021 and fiscal 2020, respectively. In addition, we paid surcharges of approximately $0.3 million and $0.4 million in fiscal 2021 and fiscal 2020, respectively. These contributions represented less than five percent of total contributions made to the plan. We did not make any contributions to the plan during fiscal 2022.

In connection with the closure and sale of the Portland manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. As of December 31, 2022, the present value of the remaining payments amounting to $13.5 million is reflected as a liability on our consolidated balance sheet.

For more information about the closure and sale of the Portland manufacturing facility, see Note 17, “Sale of Portland, Maine Manufacturing Facility.”

(13)	Leases

Operating Leases and Finance Lease. We determine whether an arrangement is a lease at inception. We have operating leases for certain of our manufacturing facilities, distribution centers, warehouse and storage facilities, machinery and equipment, and office equipment. Our leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to ten years, and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of use assets and lease liabilities.

As a result of the Yuma acquisition, we recognized $12.8 million of operating lease right-of-use assets and $3.5 million of finance lease right-of-use assets, and $13.9 million of total lease liabilities as of the date of acquisition of May 5, 2022.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

Operating leases and a finance lease are included in the accompanying consolidated balance sheets in the following line items (in thousands):

	December 31,	January 1,
	2022	2022
Right-of-use assets:
Operating lease right-of-use assets	$65,809	$65,166
Finance lease right-of-use assets	2,891	—
Total lease right-of-use assets	$68,700	$65,166

Operating lease liabilities:
Current portion of operating lease liabilities	$14,616	$12,420
Long-term operating lease liabilities, net of current portion	51,727	55,607
Total operating lease liabilities	$66,343	$68,027

Finance lease liabilities:
Current portion of finance lease liabilities	$1,046	$—
Long-term finance lease liabilities, net of current portion	1,795	—
Total finance lease liabilities	$2,841	$—

The following table shows supplemental information related to leases (in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$16,845	$13,887	$12,420

The components of operating lease costs were as follows:
Cost of goods sold	$10,294	$4,792	$4,055
Selling, general and administrative expenses	6,614	9,180	7,904
Total operating lease costs	$16,908	$13,972	$11,959

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$638	$—	$—
Interest on finance lease liabilities	44	—	—
Total finance lease costs	$682	$—	$—

Total net lease costs	$17,590	$13,972	$11,959

Total rent expense was $19.3 million, $16.1 million and $14.9 million, including the operating lease costs of $16.9 million, $14.0 million and $12.0 million stated above, for fiscal 2022, 2021 and 2020, respectively.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	December 31,	January 1,
	2022	2022
Weighted average remaining lease term (years)
Operating leases	5.3	5.5
Finance lease	2.7	N/A
Weighted average discount rate
Operating leases	2.72%	2.61%
Finance lease	2.30%	N/A

As of December 31, 2022, the maturities of operating lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2023	$16,074	$1,099	$17,173
2024	14,287	1,099	15,386
2025	13,605	732	14,337
2026	10,192	—	10,192
2027	6,473	—	6,473
Thereafter	10,199	—	10,199
Total undiscounted future minimum lease payments	70,830	2,930	73,760
Less: Imputed interest	(4,487)	(89)	(4,576)
Total present value of future operating lease liabilities	$66,343	$2,841	$69,184

(14)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2022, 2021 or 2020 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of December 31, 2022, 1,758 of our 3,085 employees, or approximately 57.0%, were covered by collective bargaining agreements. Four of our collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering our Cincinnati, Ohio facility, which covers approximately 125 employees, is scheduled to expire on April 30, 2023, and the collective bargaining agreement covering our Brooklyn, New York facility, which covers approximately 53 employees, is scheduled to expire on December 31, 2023. In addition, under the new Mexican labor law, we are required to negotiate a new collective bargaining agreement for our Mexico facility to replace the existing collective bargaining agreements, which cover approximately 1,045 employees. The new collective bargaining agreement for our Mexico facility must be subjected to a vote of the union employees by May 1, 2023.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Cincinnati, Brooklyn and Mexico facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

During the fourth quarter of 2020, we recorded separation costs of $4.2 million for severance and other benefits payable pursuant to the terms of a separation agreement entered into in November 2020 with a former president and chief executive officer. Of this amount, approximately $1.8 million has resulted in cash payments, of which we paid $0.1 million, $1.6 million and $0.1 million in fiscal 2022, 2021 and 2020, respectively. The remaining $2.4 million of separation costs relate to share-based compensation expense for shares that vested in fiscal 2021 and at the end of fiscal 2022 upon the achievement of certain company performance goals.

(15)	Incentive Plans

Annual Bonus Plan; Special Bonus Awards. Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company’s attainment of pre-set annual financial objectives and individual performance. Awards are normally paid in cash in a lump sum following the close of each plan year. Threshold performance objectives were not attained for fiscal 2022 or fiscal 2021 and therefore accrued expenses in the accompanying consolidated balance sheet do not include an accrual for the annual bonus plan at December 31, 2022 or January 1, 2022. At January 1, 2022, accrued expenses in the accompanying consolidated balance sheets included an accrual of $2.0 million for special bonuses paid in March 2022 to annual bonus plan participants for the achievement of individual management-based objectives for fiscal 2021.

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

The Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. The total number of shares available for issuance under the Omnibus Plan is 4,500,000, of which 1,056,233 were available for future issuance as of December 31, 2022. Some of those shares are subject to outstanding performance share LTIAs and stock options as described in the table below.

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

December 31, 2022, January 1, 2022 and January 2, 2021

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

The following table details the activity in our performance share LTIAs for fiscal 2022:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2022	1,140,381	$20.08
Granted	364,067	$21.44
Vested	(337,284)	$19.75
Forfeited	(94,890)	$24.38
End of fiscal 2022	1,072,274	$20.26
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% or 233.333%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

Restricted Stock. The following table details the activity in our restricted stock for fiscal 2022:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Beginning of fiscal 2022	74,461	$24.78
Granted	51,590	$26.85
Vested	(39,089)	$23.70
Forfeited	(3,668)	$26.13
End of fiscal 2022	83,294	$26.51
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

Stock Options. The following table details our stock option activity for fiscal 2022 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2022	789,226	$31.86	7.03	$1,245
Granted	44,239	$22.49
Exercised	(2,227)	$26.80
Forfeited	—	$—
Expired	(11,097)	$30.56
Outstanding at end of fiscal 2022	820,141	$31.38	6.24	$—
Exercisable at end of fiscal 2022	547,020	$30.98	5.05	$—

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the “simplified method” in accordance with accounting guidance. We utilized the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during fiscal 2022 and fiscal 2021 were as follows:

	Fiscal 2022	Fiscal 2021
Weighted average grant date fair value	$3.73	$6.03
Expected volatility	39.5%	36.0% - 38.8%
Expected term	5.5 years	5.0 - 6.5 years
Risk-free interest rate	2.9%	0.9% - 1.1%
Dividend yield	8.5%	5.6% - 6.6%

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

The following table details the net number of shares of common stock issued by our company during fiscal 2022, 2021 and 2020 for share-based compensation:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Number of performance shares vested	337,284	86,523	—
Shares withheld for tax withholding	(125,152)	(35,281)	—
Shares of common stock issued for performance share LTIAs	212,132	51,242	—
Shares of common stock issued upon the exercise of stock options	2,227	467,152	88,291
Shares of common stock issued to non-employee directors for annual equity grants	46,773	39,251	47,292
Shares of restricted common stock issued to employees	51,590	38,098	76,440
Shares of restricted stock cancelled for tax withholding upon vesting	(15,903)	(21,528)	(3,813)
Shares of restricted stock cancelled upon forfeiture	(3,668)	(1,129)	—
Net shares of common stock issued	293,151	573,086	208,210

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants, and other share-based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2022	Fiscal 2021	Fiscal 2020
Compensation expense included in cost of goods sold	$695	$910	$2,165
Compensation expense included in selling, general and administrative expenses	3,222	4,473	8,453
Total compensation expense for share-based payments	$3,917	$5,383	$10,618

As of December 31, 2022, there was no unrecognized compensation expense related to performance share LTIAs because we do not expect to meet the performance targets, $1.5 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.5 fiscal years, and $0.8 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 1.4 fiscal years.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, January 1, 2022 and January 2, 2021

(16)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Brand(1):
Crisco(2)	$371,922	$293,411	$27,792
Green Giant - frozen(3)	354,305	353,038	410,645
Spices & Seasonings(4)	258,929	269,525	261,495
Ortega	154,259	151,168	158,267
Green Giant - shelf-stable(5)	131,418	145,367	175,679
Clabber Girl(6)	97,070	79,576	97,508
Maple Grove Farms of Vermont	84,397	81,186	76,665
Cream of Wheat	81,418	67,304	72,824
Dash	65,765	72,641	72,244
All other brands	563,517	543,048	614,790
Total	$2,163,000	$2,056,264	$1,967,909
(1)	Table includes net sales for each of our brands whose net sales for fiscal 2022 or fiscal 2021 equaled or exceeded 3% of our total net sales for those periods and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	We completed the Crisco acquisition on December 1, 2020. See Note 3, “Acquisitions and Divestitures.”
(3)	For fiscal 2022, includes net sales from the Yuma acquisition, which was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(4)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(5)	Does not include net sales of the Le Sueur brand. Net sales of the Le Sueur brand are included below in “All other brands.”
(6)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.

(17)	Sale of Portland, Maine Manufacturing Facility

During the first quarter of 2022, we completed the sale of our Portland, Maine manufacturing facility and 13.5 acre property and separately sold certain equipment that had been used at the facility. We received sales proceeds for the property and the equipment of approximately $11.1 million in the aggregate and recognized a gain of $7.1 million, which is recorded in “Gain on sales of assets” in the accompanying consolidated statements of operations. The positive impact during the first quarter of 2022 of the gain on sales was partially offset by approximately $2.2 million of expenses incurred during the first quarter of 2022 relating to the closure of the facility and the transfer of manufacturing operations.

(18)	Subsequent Events

Back to Nature Sale. On January 3, 2023, the Back to Nature sale closed. The sale price was $51.4 million, subject to a post-closing adjustment based upon inventory at closing. We have agreed to provide certain transition services associated with the Back to Nature business to a subsidiary of Barilla America for up to fifteen months following the closing. See Note 3, “Acquisitions and Divestiture.”

Prepayment of Tranche B Term Loans. The closing of the Back to Nature sale triggered a mandatory prepayment under our credit agreement. Therefore, in January 2023 we made a mandatory prepayment of $50.0 million principal amount of tranche B term loans with proceeds from the sale and we also made an optional prepayment of $11.0 million principal amount of tranche B term loans from cash on hand. Following the prepayments, $610.6 million principal amount of tranche B term loans remains outstanding.

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to
	beginning of	costs and	other accounts—	Deductions—		Balance at
Description	year	expenses	describe	describe		end of year
Fiscal year ended January 2, 2021:
Allowance for doubtful accounts and discounts	$1,794	$20	—	$75	(a)	$1,739
Fiscal year ended January 1, 2022:
Allowance for doubtful accounts and discounts	$1,739	$299	—	$41	(a)	$1,997
Fiscal year ended December 31, 2022:
Allowance for doubtful accounts and discounts	$1,997	$326	—	$14	(a)	$2,309
(a)	Represents bad-debt write-offs.

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

Based on our evaluation under the framework of Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Changes in Internal Control over Financial Reporting.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change in our internal control over financial reporting occurred during the last quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change in our internal control over financial reporting during the last quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During fiscal 2020, fiscal 2021 and fiscal 2022, we continued to implement additional modules and transition recently acquired businesses into the enterprise resource planning (ERP) system that we use for substantially all of our operations other than our operations in Mexico. In connection with each implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of each such implementation, integration and transition. To date, the implementations, integrations and transitions have not materially affected our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Corporate Governance,” “Proposal 1—Election of Directors,” “Our Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement to be filed on or before May 1, 2023, relating to the 2023 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” included in our definitive proxy statement to be filed on or before May 1, 2023, relating to the 2023 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 31, 2022, relating to the Omnibus Incentive Compensation Plan, which was approved by our stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
	warrants and rights		warrants and rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,892,415	(1)	$31.38	(2)	(836,182)	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	1,892,415	(1)	$31.38	(2)	(836,182)	(1)
(1)	Includes 820,141 stock options and 1,072,274 performance share LTIAs outstanding as of December 31, 2022, under the Omnibus Incentive Compensation Plan. For purposes of this table, performance share LTIAs include the maximum number of shares (i.e., 200% or 233.333% of the target number of shares) of common stock that, as of December 31, 2022, may be issued under the Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance-based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan. As a result, columns (a) and (c) overstate the expected dilution.
(2)	Reflects the weighted average exercise price of 820,141 stock options outstanding as of December 31, 2022 under the Omnibus Incentive Compensation Plan. The 1,072,274 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

The remaining information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before May 1, 2023 relating to the 2023 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement to be filed on or before May 1, 2023, relating to the 2023 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm Fees” included in our definitive proxy statement to be filed on or before May 1, 2023, relating to the 2023 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT NO.	DESCRIPTION

3.1

Second Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)

3.2

Bylaws of B&G Foods, Inc., as amended and restated through November 8, 2022 (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8-K filed on November 9, 2022, and incorporated by reference herein)

4.1

Description of the securities of B&G Foods, Inc. registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed as Exhibit 4.1 to B&G Foods’ Annual Report on Form 10-K filed on February 26, 2020, and incorporated by reference herein)

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

10.1

Fifth Amendment to Credit Agreement, dated as of June 28, 2022, to the Amended and Restated Credit Agreement, dated as of October 2, 2015, as amended, among B&G Foods, Inc., as borrower, the subsidiaries of B&G Foods, Inc. from time to time party thereto as guarantors, the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent for the lenders and as collateral agent for the secured parties (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on June 28, 2022, and incorporated by reference herein)

10.2

Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., B&G Foods North America, Inc., and each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein)

10.3

Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)

10.4

First Amendment to Amended and Restated Employment Agreement, dated March 10, 2020, between B&G Foods, Inc. and Scott E. Lerner (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on March 11, 2020, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION
10.5

Employment Agreement, dated as of August 1, 2017, between Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods Quarterly Report on Form 10-Q filed on November 3, 2017, and incorporated herein by reference)

10.6

First Amendment to Employment Agreement, dated as of November 6, 2017, between, Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on November 7, 2017, and incorporated by reference herein)

10.7

Employment Agreement, dated as of February 26, 2019, between Jordan E. Greenberg and B&G Foods, Inc. (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.8

Employment Agreement, dated as of February 26, 2019, between Ellen M. Schum and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.9

Employment Agreement, dated as of May 11, 2021, between Kenneth C. “Casey” Keller and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8 K filed on May 12, 2021, and incorporated by reference herein)

10.10

Retirement Agreement and General Release, dated as of June 16, 2022, between Erich A. Fritz and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on June 17, 2022, and incorporated by reference herein)

10.11

B&G Foods, Inc. Omnibus Incentive Compensation Plan, as amended and restated on May 23, 2017 (Filed as Annex A to B&G Foods’ Definitive Proxy Statement on Schedule 14A, filed on April 6, 2017, and incorporated by reference herein)

10.12

Form of B&G Foods, Inc. Performance Share Long-Term Incentive Award Agreement (Filed as Exhibit 10.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.13

Form of B&G Foods, Inc. Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.2 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.14

Form of B&G Foods, Inc. Non-Employee Director Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.3 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.15	Form of B&G Foods, Inc. Restricted Stock Award Agreement (Filed as Exhibit 10.4 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

21.1	Subsidiaries of B&G Foods, Inc.

22.1	Guarantor Subsidiaries.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

EXHIBIT NO.	DESCRIPTION

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer

101

The following financial information from B&G Foods’ Annual Report for the fiscal year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL and contained in Exhibit 101

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 28, 2023	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha
Executive Vice President of Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stephen C. Sherrill	Chairman of the Board of Directors	February 28, 2023
Stephen C. Sherrill

/s/ Kenneth C. Keller	President, Chief Executive Officer and Director	February 28, 2023
Kenneth C. Keller	(Principal Executive Officer)

/s/ Bruce C. Wacha	Executive Vice President of Finance and Chief Financial Officer	February 28, 2023
Bruce C. Wacha	(Principal Financial Officer)

/s/ Michael D. Adasczik	Vice President of Finance and Chief Accounting Officer	February 28, 2023
Michael D. Adasczik	(Principal Accounting Officer)

/s/ DeAnn L. Brunts	Director	February 28, 2023
DeAnn L. Brunts

/s/ Debra Martin Chase	Director	February 28, 2023
Debra Martin Chase

/s/ Charles F. Marcy	Director	February 28, 2023
Charles F. Marcy

/s/ Robert D. Mills	Director	February 28, 2023
Robert D. Mills

/s/ Dennis M. Mullen	Director	February 28, 2023
Dennis M. Mullen

/s/ Cheryl M. Palmer	Director	February 28, 2023
Cheryl M. Palmer

/s/ Alfred Poe	Director	February 28, 2023
Alfred Poe

/s/ David L. Wenner	Director	February 28, 2023
David L. Wenner