Form 10-Q
period 2023-04-01
B&G Foods, Inc.
filed 2023-05-04
CIK 1278027

As filed with the Securities and Exchange Commission on May 4, 2023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2023 or

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

As of April 28, 2023, the registrant had 72,209,537 shares of common stock, par value $0.01 per share, issued and outstanding.

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
●	other factors discussed elsewhere in this report and in our other public filings with the Securities and Exchange Commission (SEC), including under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on February 28, 2023, and Part, II, Item 1A, “Risk Factors,” in this report.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 1,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$35,898	$45,442
Trade accounts receivable, net	162,441	150,019
Inventories	700,882	726,468
Assets held for sale	—	51,314
Prepaid expenses and other current assets	32,425	37,550
Income tax receivable	5,200	8,024
Total current assets	936,846	1,018,817

Property, plant and equipment, net of accumulated depreciation of $405,925 and $390,821 as of April 1, 2023 and December 31, 2022, respectively	311,784	317,587
Operating lease right-of-use assets	68,240	65,809
Finance lease right-of-use assets	2,626	2,891
Goodwill	619,256	619,241
Other intangible assets, net	1,782,952	1,788,157
Other assets	20,790	19,088
Deferred income taxes	9,949	10,019
Total assets	$3,752,443	$3,841,609

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$131,316	$127,809
Accrued expenses	67,797	64,137
Current portion of operating lease liabilities	15,664	14,616
Current portion of finance lease liabilities	1,051	1,046
Current portion of long-term debt	—	50,000
Income tax payable	1,136	309
Dividends payable	13,720	13,617
Total current liabilities	230,684	271,534

Long-term debt, net of current portion	2,281,464	2,339,049
Deferred income taxes	302,870	288,712
Long-term operating lease liabilities, net of current portion	52,966	51,727
Long-term finance lease liabilities, net of current portion	1,530	1,795
Other liabilities	21,110	20,626
Total liabilities	2,890,624	2,973,443
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 72,211,800 and 71,668,144 shares issued and outstanding as of April 1, 2023 and December 31, 2022, respectively	722	717
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(4,189)	(9,349)
Retained earnings	865,286	876,798
Total stockholders’ equity	861,819	868,166
Total liabilities and stockholders’ equity	$3,752,443	$3,841,609

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Net sales	$511,814	$532,407
Cost of goods sold	397,578	431,119
Gross profit	114,236	101,288

Operating (income) and expenses:
Selling, general and administrative expenses	46,729	46,840
Amortization expense	5,241	5,223
Loss (gain) on sales of assets	85	(7,099)
Operating income	62,181	56,324

Other (income) and expenses:
Interest expense, net	39,435	26,802
Other income	(921)	(1,839)
Income before income tax expense	23,667	31,361
Income tax expense	20,252	7,705
Net income	$3,415	$23,656

Weighted average shares outstanding:
Basic	71,779	68,630
Diluted	71,795	69,017

Earnings per share:
Basic	$0.05	$0.34
Diluted	$0.05	$0.34

Cash dividends declared per share	$0.190	$0.475

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Net income	$3,415	$23,656

Other comprehensive income:
Foreign currency translation adjustments	5,160	2,679
Pension gain, net of tax	—	21
Other comprehensive income	5,160	2,700
Comprehensive income	$8,575	$26,356

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of April 1, 2023

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	71,668,144	$717	$—	$(9,349)	$876,798	$868,166
Foreign currency translation	—	—	—	5,160	—	5,160
Net income	—	—	—	—	3,415	3,415
Share-based compensation	—	—	664	—	—	664
Issuance of common stock for share-based compensation	557,558	5	(1,666)	—	—	(1,661)
Cancellation of restricted stock for tax withholding upon vesting	(13,488)	—	(205)	—	—	(205)
Cancellation of restricted stock upon forfeiture	(414)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	1,207	—	(14,927)	(13,720)
Balance at April 1, 2023	72,211,800	$722	$—	$(4,189)	$865,286	$861,819

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Cash flows from operating activities:
Net income	$3,415	$23,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,018	19,825
Amortization of operating lease right-of-use assets	4,450	3,860
Amortization of deferred debt financing costs and bond discount/premium	3,648	1,169
Deferred income taxes	15,019	2,913
Loss (gain) on sales of assets	93	(7,113)
Share-based compensation expense	927	1,090
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(12,361)	(18,710)
Inventories	28,154	(1,578)
Prepaid expenses and other current assets	5,458	(1,736)
Income tax receivable/payable, net	3,924	2,634
Other assets	(1,250)	(405)
Trade accounts payable	2,418	22,707
Accrued expenses	(2,869)	(23,723)
Other liabilities	483	642
Net cash provided by operating activities	69,527	25,231

Cash flows from investing activities:
Capital expenditures	(3,909)	(7,129)
Proceeds from sales of assets	51,414	10,310
Net cash provided by investing activities	47,505	3,181

Cash flows from financing activities:
Repayments of borrowings under term loan facility	(121,000)	—
Repayments of borrowings under revolving credit facility	(60,000)	(67,500)
Borrowings under revolving credit facility	70,000	80,000
Proceeds from issuance of common stock, net	—	3,234
Dividends paid	(13,617)	(32,548)
Proceeds from exercise of stock options	—	60
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,866)	(4,001)
Net cash used in financing activities	(126,483)	(20,755)

Effect of exchange rate fluctuations on cash and cash equivalents	(93)	123
Net (decrease) increase in cash and cash equivalents	(9,544)	7,780

Cash and cash equivalents at beginning of period	45,442	33,690
Cash and cash equivalents at end of period	$35,898	$41,470

Supplemental disclosures of cash flow information:
Cash interest payments	$31,503	$44,411
Cash income tax payments	$1,310	$2,148
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$13,720	$32,721
Accruals related to purchases of property, plant and equipment	$1,287	$1,461
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,409	$1,592

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

(2)	Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. Generally, in a 53-week fiscal year our fourth fiscal quarter contains 14 weeks. Our fiscal year ending December 30, 2023 (fiscal 2023) and our fiscal year ended December 31, 2022 (fiscal 2022) each contains 52 weeks. Each quarter of fiscal 2023 and 2022 contains 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended April 1, 2023 (first quarter of 2023) and April 2, 2022 (first quarter of 2022) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of April 1, 2023, and the results of our operations, comprehensive income, changes in stockholders’ equity and cash flows for the first quarter of 2023 and 2022. Our results of operations for the first quarter of 2023 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2022 filed with the SEC on February 28, 2023 (which we refer to as our 2022 Annual Report on Form 10-K).

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

Recently Issued Accounting Standards – Pending Adoption

In October 2021, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) which provides an exception to fair value measurement for revenue contracts acquired in business combinations. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2022. We currently expect to adopt the standard during fiscal 2023 for any business combinations that occur in fiscal 2023 or after. Currently, we do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the allocation of the Yuma acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition:

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

Unaudited Pro Forma Summary of Operations

The Yuma acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

Back to Nature Divestiture

On December 15, 2022, we entered into an agreement to sell the Back to Nature business to a subsidiary of Barilla America, Inc. for a purchase price of $51.4 million in cash, subject to closing and post-closing adjustments based upon inventory at closing. We refer to this divestiture as the “Back to Nature sale.”

During fiscal 2022, we reclassified $157.7 million of assets related to our Back to Nature business as assets held for sale. We measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million during the third quarter of 2022. After we entered into the sale agreement, we recorded additional pre-tax, non-cash impairment charges of $2.8 million related to those assets during the fourth quarter of 2022. As a result, we had assets held for sale related to our Back to Nature business of $51.3 million at December 31, 2022.

Effective January 3, 2023, the first business day of fiscal 2023, we completed the Back to Nature sale. During the first quarter of 2023, we recognized a pre-tax loss on the Back to Nature sale of $0.1 million, as calculated below (in thousands):

Cash received	$51,414
Less:
Assets sold:
Trademarks — indefinite-lived intangible assets	109,900
Goodwill	29,500
Customer relationships — finite-lived intangible assets	11,025
Inventories	7,323
Impairment of assets held for sale	(106,434)
Total assets sold	51,314
Expenses of sale	185
Pre-tax loss on sale of assets	$(85)

As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income tax expense by $14.7 million.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	April 1, 2023	December 31, 2022
Raw materials and packaging	$106,025	$126,947
Work-in-process	172,554	208,183
Finished goods	422,303	391,338
Inventories	$700,882	$726,468

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	April 1, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$4,496	$2,304	$6,800	$4,382	$2,418
Customer relationships	396,570	190,095	206,475	396,565	184,966	211,599
Total finite-lived intangible assets	$403,370	$194,591	$208,779	$403,365	$189,348	$214,017

Indefinite-Lived Intangible Assets
Goodwill			$619,256			$619,241
Trademarks			1,574,173			1,574,140
Total indefinite-lived intangible assets			$2,193,429			$2,193,381

Total goodwill and other intangible assets			$2,402,208			$2,407,398

Amortization expense associated with finite-lived intangible assets was $5.2 million for each of the first quarter of 2023 and the first quarter of 2022, and is recorded in operating expenses. We expect to recognize an additional $15.6 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2023, and thereafter $20.8 million in each of fiscal 2024 and fiscal 2025, $20.1 million in fiscal 2026, $15.1 million in fiscal 2027, and $13.2 million in fiscal 2028.

We did not recognize any impairment charges for indefinite-lived intangible assets for the first quarter of 2023 or the first quarter of 2022. If, however, operating results for any of our brands, including recently impaired brands and newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2022 Annual Report on Form 10-K.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	April 1, 2023	December 31, 2022
Revolving credit loans	$292,500	$282,500
Tranche B term loans due 2026	550,625	671,625
5.25% senior notes due 2025	900,000	900,000
5.25% senior notes due 2027	550,000	550,000
Unamortized deferred debt financing costs	(11,019)	(13,196)
Unamortized discount/premium	(642)	(1,880)
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,281,464	2,389,049
Current portion of long-term debt	—	(50,000)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium, and excluding current portion	$2,281,464	$2,339,049

As of April 1, 2023, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2023 remaining	$—
2024	—
2025	1,192,500
2026	550,625
2027	550,000
Thereafter	—
Total	$2,293,125

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

During the first quarter of 2023, we made a mandatory prepayment of $50.0 million principal amount of tranche B term loans with proceeds from the Back to Nature sale and optional prepayments of $71.0 million of tranche B term loans from cash on hand. Following the prepayments, as of April 1, 2023, $550.6 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2026.

Interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%.

The December 2020 amendment also increased the revolver capacity from $700.0 million to $800.0 million and extended the maturity date of our revolving credit facility from November 21, 2022 to December 16, 2025. As of April 1, 2023, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.9 million, was $502.6 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. On June 28, 2022, we amended our credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility. The amendment provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), increased from 7.00 to 1.00 to 7.50 to 1.00 for the quarter ended July 2, 2022, and then increased to 8.00 to 1.00 for the quarter ended October 1, 2022 through the quarter ending September 30, 2023. The maximum consolidated leverage ratio will decrease to 7.50 to 1.00 for the quarter ending December 30, 2023 before returning to 7.00 to 1.00 for the quarters ending March 30, 2024 and thereafter. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of April 1, 2023, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

We may redeem some or all of the 5.25% senior notes due 2025 at a redemption price of 100% of the principal amount plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior notes due 2025 at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of April 1, 2023, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

We may redeem some or all of the 5.25% senior notes due 2027 at a redemption price of 102.625% of the principal amount beginning March 1, 2023 and thereafter at prices declining annually to 101.313% on March 1, 2024 and 100% on or after March 1, 2025, in each case plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

notes due 2027 at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of April 1, 2023, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Accrued Interest. At April 1, 2023 and December 31, 2022, accrued interest of $26.0 million and $21.7 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of April 1, 2023 and December 31, 2022 were as follows (in thousands):

	April 1, 2023				December 31, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$292,500		$292,500	(1)	$282,500		$282,500	(1)
Tranche B term loans due 2026	548,901	(2)	532,434	(3)	668,532	(2)	636,777	(3)
5.25% senior notes due 2025	901,083	(4)	838,007	(3)	901,213	(4)	790,625	(3)
5.25% senior notes due 2027	$550,000		$469,167	(3)	$550,000		$420,558	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At April 1, 2023 and December 31, 2022, the face amount of the tranche B term loans was $550.6 million and $671.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At April 1, 2023 and December 31, 2022, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

There was no Level 3 activity during the first quarter of 2023 or 2022.

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the first quarter of 2023 and 2022 were as follows (in thousands):

	Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Affected Line Item in
	April 1,	April 2,	the Statement Where
Details about AOCL Components	2023	2022	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized loss	$—	$28	See (1) below
Accumulated other comprehensive loss before tax	—	28	Total before tax
Tax expense	—	(7)	Income tax expense
Total reclassification	$—	$21	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first quarter of 2023 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 31, 2022	$2,445	$(11,794)	$(9,349)
Other comprehensive income before reclassifications	—	5,160	5,160
Net current period other comprehensive income	—	5,160	5,160
Balance at April 1, 2023	$2,445	$(6,634)	$(4,189)

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(9)Stockholders’ Equity

At-The-Market Equity Offering Program. We did not sell any shares of our common stock under the “at-the-market” (ATM) equity offering program during the first quarter of 2023.

During the first quarter of 2022, we sold 112,353 shares of our common stock under the ATM equity offering program. We generated $3.3 million in gross proceeds, or $29.37 per share, from the sales and paid commissions to the sales agents of approximately $0.1 million.

As of April 1, 2023, 950,952 shares of our common stock remain authorized and available for issuance under our ATM equity offering program.

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

Company-Sponsored Defined Benefit Pension Plans. As of April 1, 2023, we had four company-sponsored defined benefit pension plans covering approximately 23% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the first quarter of 2023 and 2022 includes the following components (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Service cost—benefits earned during the period	$1,288	$2,296
Interest cost on projected benefit obligation	1,860	1,371
Expected return on plan assets	(2,781)	(3,237)
Amortization of unrecognized loss	—	28
Net periodic pension cost	$367	$458

During the first quarter of 2023 and 2022, we did not make any contributions to our company-sponsored defined benefit pension plans. During the remainder of fiscal 2023, we expect to make approximately $2.5 million of contributions.

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

In connection with the closure and sale of the Portland, Maine manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

beginning March 1, 2022. Accordingly, the present value of the remaining payments amounting to $13.3 million as of April 1, 2023 is reflected as a liability on our unaudited consolidated balance sheet.

(11)	Leases

Operating Leases and Finance Lease. We determine whether an arrangement is a lease at inception. We have operating and finance leases for certain of our manufacturing facilities, distribution centers, warehouse and storage facilities, machinery and equipment, and office equipment. Our leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to ten years, and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of use assets and lease liabilities.

Our operating and finance leases are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	April 1,	December 31,
	2023	2022
Right-of-use assets:
Operating lease right-of-use assets	$68,240	$65,809
Finance lease right-of-use assets	2,626	2,891
Total lease right-of-use assets	$70,866	$68,700

Operating lease liabilities:
Current portion of operating lease liabilities	$15,664	$14,616
Long-term operating lease liabilities, net of current portion	52,966	51,727
Total operating lease liabilities	$68,630	$66,343

Finance lease liabilities:
Current portion of finance lease liabilities	$1,051	$1,046
Long-term finance lease liabilities, net of current portion	1,530	1,795
Total finance lease liabilities	$2,581	$2,841

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows supplemental information related to leases (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,594	$3,921
Cash paid for amounts included in the measurement of finance lease liabilities	$275	$—

The components of operating lease costs were as follows:
Cost of goods sold	$2,736	$2,254
Selling, general and administrative expenses	1,714	1,606
Total operating lease costs	$4,450	$3,860

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$264	$—
Interest on finance lease liabilities	16	—
Total finance lease costs	$280	$—

Total net lease costs	$4,730	$3,860

Total rent expense was $5.0 million, including the operating lease costs of $4.5 million stated above, for the first quarter of 2023. Total rent expense was $4.5 million, including the operating lease costs of $3.9 million stated above, for the first quarter of 2022.

Because none of our operating or finance leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	April 1,	December 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	5.4	5.3
Finance lease	2.5	2.7
Weighted average discount rate
Operating leases	2.90%	2.72%
Finance lease	2.30%	2.30%

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of April 1, 2023, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2023 remaining	$13,023	$824	$13,847
2024	15,908	1,099	17,007
2025	15,219	732	15,951
2026	10,638	—	10,638
2027	6,813	—	6,813
Thereafter	12,528	—	12,528
Total undiscounted future minimum lease payments	74,129	2,655	76,784
Less: Imputed interest	(5,499)	(74)	(5,573)
Total present value of future lease liabilities	$68,630	$2,581	$71,211

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first quarter of 2023 or 2022 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of April 1, 2023, 1,746 of our 3,093 employees, or approximately 56.5%, were covered by collective bargaining agreements.

The collective bargaining agreement for our Cincinnati, Ohio facility, which covers approximately 125 employees, was scheduled to expire on April 30, 2023. During April 2023, we reached an agreement in principle to extend the collective bargaining agreement for an additional four-year period ending April 30, 2027. The new agreement has been ratified by the union employees at our Cincinnati facility. In addition, under the new Mexican labor law, we were required to negotiate a new collective bargaining agreement for our Mexico facility to replace the two existing collective bargaining agreements, which cover approximately 1,062 employees. The new collective bargaining agreement for our Mexico facility was agreed to between B&G Foods and the union and approved by a vote of the union employees prior to the May 1, 2023 deadline. The new collective bargaining agreement for our Mexico facility does not have an expiration date; however certain terms of the agreement must be reviewed periodically.

As of the date of this report, only one of our collective bargaining agreements is scheduled to expire in the next twelve months. The collective bargaining agreement for our Brooklyn, New York facility, which covers approximately 52 employees, is scheduled to expire on December 31, 2023.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Brooklyn facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the first quarter of 2023 and 2022, there were 1,695,755 and 462,937, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Weighted average shares outstanding:
Basic	71,778,756	68,630,105
Net effect of potentially dilutive share-based compensation awards	15,793	386,771
Diluted	71,794,549	69,016,876

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 60.4% and 60.7% of consolidated net sales for the first quarter of 2023 and 2022, respectively. Other than Walmart, which accounted for approximately 29.0% and 28.1% of our consolidated net sales for the first quarter of 2023 and 2022, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2023 or 2022.

Our top ten customers accounted for approximately 63.8% and 60.3% of our consolidated trade accounts receivables as of April 1, 2023 and December 31, 2022, respectively. Other than Walmart, which accounted for approximately 29.7% and 30.6% of our consolidated trade accounts receivables as of April 1, 2023 and December 31, 2022, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of April 1, 2023, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first quarter of 2023 and 2022, our sales to customers in foreign countries represented approximately 9.5% and 8.9%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)	Share-Based Payments

The following table details our stock option activity for the first quarter of fiscal 2023 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 31, 2022	820,141	$31.38	6.24	$—
Granted	900,000	$20.40
Exercised	—	$—
Forfeited	—	$—
Expired	(24,386)	$37.04
Outstanding at April 1, 2023	1,695,755	$25.47	8.12	$381
Exercisable at April 1, 2023	522,634	$30.69	5.03	$—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. However, a portion of the options granted during the first quarter of 2023 were granted with exercise prices significantly above the closing price on the date of grant. For those options, we modified the method for determining the expected term and adjusted to or towards the full remaining contractual life. The risk-free interest rate for the expected term of options is based on the U.S. Treasury implied yield at the date of grant. We did not grant any stock options during the first quarter of 2022. The assumptions used in the Black-Scholes option-pricing model for options granted during the first quarter of 2023 were as follows:

2023
Weighted average grant date fair value	$2.68
Expected volatility	39.6% - 40.6%
Expected term	7.0 years - 8.3 years
Risk-free interest rate	3.6%
Dividend yield	5.4%

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first quarter of 2023:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 31, 2022	1,072,274	$20.26
Granted	994,033	$12.99
Vested	(360,926)	$10.84
Forfeited	(93,773)	$30.51
Outstanding at April 1, 2023	1,611,608	$17.29
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 200% to 233.333%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our restricted stock for the first quarter of 2023:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 31, 2022	83,294	$26.51
Granted	328,435	$15.16
Vested	(38,185)	$24.12
Forfeited	(414)	$29.29
Outstanding at April 1, 2023	373,130	$16.76
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the first quarter of 2023 and 2022 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Number of performance shares vested	360,926	337,284
Shares withheld for tax withholding	(131,803)	(125,152)
Shares of common stock issued for performance share LTIAs	229,123	212,132
Shares of common stock issued upon the exercise of stock options	—	2,227
Shares of restricted common stock issued to employees	328,435	48,882
Shares of restricted stock cancelled for tax withholding upon vesting	(13,488)	(10,871)
Shares of restricted stock cancelled upon forfeiture	(414)	(573)
Net shares of common stock issued	543,656	251,797

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the first quarter of 2023 and 2022 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
Consolidated Statements of Operations Location	2023	2022
Compensation expense included in cost of goods sold	$114	$207
Compensation expense included in selling, general and administrative expenses	813	883
Total compensation expense for share-based payments	$927	$1,090

As of April 1, 2023, there was $3.8 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.75 years, $5.7 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 3.0 years, and $3.0 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 3.9 years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Brand:(1)
Green Giant - Frozen(2)	$91,097	$97,973
Green Giant - Shelf-Stable	26,276	27,485
Green Giant - Le Sueur	8,833	10,307
Frozen & Vegetables Brands Total	126,206	135,765

Crisco	72,449	79,083
Clabber Girl(3)	27,492	20,988
Back to Nature(4)	1,586	15,994
All Other Specialty Brands Total	61,096	62,682
Specialty Brands Total	162,623	178,747

Spices & Seasonings(5)	70,445	63,076
Dash	17,749	16,614
All Other Spices & Flavor Solutions Brands	12,842	12,291
Spices & Flavor Solutions Brands Total	101,036	91,981

Ortega	38,444	42,559
Maple Grove Farms of Vermont	22,499	21,909
Cream of Wheat	20,620	20,967
All Other Meals Brands Total	40,386	40,479
Meals Brands Total	121,949	125,914

Total Net Sales	$511,814	$532,407
(1)	Table includes net sales for each of our brands whose net sales for the first quarter of 2023 or 2022 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	For the first quarter of 2023, includes net sales from the Yuma acquisition, which was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(3)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.
(4)	We completed the Back to Nature sale on January 3, 2023. See Note 3, “Acquisitions and Divestitures.” Net sales for the first quarter of 2023 includes net sales of certain Back to Nature products not part of the divestiture that we will soon transition to another brand name.
(5)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended April 1, 2023 (first quarter of 2023) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2022 (fiscal 2022) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2023 (which we refer to as our 2022 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 50 brands or businesses into our company. Most recently, on May 5, 2022, we acquired the frozen vegetable manufacturing operations of Growers Express, LLC. We refer to this acquisition in this report as the “Yuma acquisition.” This acquisition has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired, liabilities assumed and results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition. This acquisition and the application of the acquisition method of accounting affects comparability between periods.

On January 3, 2023, we completed the sale of the Back to Nature business. We refer to this divestiture in this report as the “Back to Nature sale” or “Back to Nature divestiture.” This divestiture affects comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs. We purchase raw materials, including agricultural products, oils, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors, including pandemics, other disease outbreaks, the war in Ukraine, climate and weather conditions, supply chain disruptions (including raw material shortages) and labor shortages. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

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

We experienced material net cost increases for raw materials during fiscal 2022 due to a number of factors, including the war in Ukraine and the ongoing COVID-19 pandemic, and anticipate raw materials costs to remain elevated during fiscal 2023. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, oils) through the third quarter of fiscal 2023, and for most of our needs for oils through the first half of fiscal 2023.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. Freight rates increased significantly during the fourth quarter of 2020 throughout fiscal 2021 and fiscal 2022. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2021 and 2022, we were able to offset a portion of the freight cost increases through pricing, which included both list price increases and trade spend optimization. Although freight rates have begun to decline, we expect freight rates to remain elevated during fiscal 2023.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first quarter of 2023 and 2022, our net sales to customers in foreign countries represented approximately 9.5% and 8.9%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

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

In our 2022 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our unaudited consolidated interim financial statements. There have been no material changes to these policies from those disclosed in our 2022 Annual Report on Form 10-K.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments. Our consolidated effective tax rate was approximately 85.6% and 24.6% for the first quarter of 2023 and 2022, respectively.

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

If we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. We were not subject to an interest expense deduction limitation in fiscal 2020 but were subject to the limitation in fiscal 2021, which increased our taxable income by $6.7 million. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we are subject to the interest expense deduction limitation in fiscal 2022, resulting in an increase to taxable income of $90.2 million. We may continue to be subject to the interest deduction limitation in future years. We have recorded a deferred tax asset of $22.2 million related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation was approximately $20.6 million for fiscal 2022. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See “—Liquidity and Capital Resources—Cash Flows–Cash Income Tax Payments.”

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our tax rates in fiscal 2022 or the first quarter of 2023.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2023 and 2022 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	77.7%	81.0%
Gross profit	22.3%	19.0%

Operating (income) and expenses:
Selling, general and administrative expenses	9.1%	8.8%
Amortization expense	1.1%	0.9%
Loss (gain) on sales of assets	—%	(1.3)%
Operating income	12.1%	10.6%

Other (income) and expenses:
Interest expense, net	7.7%	5.0%
Other income	(0.2)%	(0.3)%
Income before income tax expense	4.6%	5.9%
Income tax expense	3.9%	1.5%
Net income	0.7%	4.4%

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

A reconciliation of net sales to base business net sales for the first quarter of 2023 and 2022 follows (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Net sales	$511,814	$532,407
Net sales from acquisitions(1)	(427)	—
Net sales from discontinued or divested brands(2)	30	(14,640)
Base business net sales	$511,417	$517,767
(1)	Reflects net sales from the Yuma acquisition, for which there is no comparable period of net sales during the first quarter of 2022. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(2)	For the first quarter of 2022, reflects net sales of the Back to Nature brand, which was sold on January 3, 2023, and net sales of the SnackWell’s and Farmwise brands, which have been discontinued. For the first quarter of 2023, reflects a net credit paid to customers relating to the discontinued brands.

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

Reconciliations of net income and net cash provided by operating activities to EBITDA and adjusted EBITDA for the first quarter of 2023 and 2022 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Net income	$3,415	$23,656
Income tax expense	20,252	7,705
Interest expense, net	39,435	26,802
Depreciation and amortization	18,018	19,825
EBITDA	81,120	77,988
Acquisition/divestiture-related and non-recurring expenses (income)(1)	1,160	(87)
Loss (gain) on sales of assets, net of facility closure costs(2)	85	(4,928)
Adjusted EBITDA	$82,365	$72,973

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Net cash provided by operating activities	$69,527	$25,231
Income tax expense	20,252	7,705
Interest expense, net	39,435	26,802
(Loss) gain on sales of assets(2)	(93)	7,113
Deferred income taxes	(15,019)	(2,913)
Amortization of deferred debt financing costs and bond discount/premium	(3,648)	(1,169)
Share-based compensation expense	(927)	(1,090)
Changes in assets and liabilities, net of effects of business combinations	(28,407)	16,309
EBITDA	81,120	77,988
Acquisition/divestiture-related and non-recurring expenses (income)(1)	1,160	(87)
Loss (gain) on sales of assets, net of facility closure costs(2)	85	(4,928)
Adjusted EBITDA	$82,365	$72,973

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

A reconciliation of net income to adjusted net income and adjusted diluted earnings per share for the first quarter of 2023 and 2022 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Net income	$3,415	$23,656
Acquisition/divestiture-related and non-recurring expenses (income)(1)	1,160	(87)
Loss (gain) on sales of assets, net of facility closure costs(2)	85	(4,928)
Tax adjustment(3)	14,736	—
Tax effects of non-GAAP adjustments(4)	(305)	1,229
Adjusted net income	$19,091	$19,870
Adjusted diluted earnings per share	$0.27	$0.29
(1)	Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2023 of $1.2 million (or $0.9 million, net of tax) primarily includes acquisition and integration expenses for the Yuma and Crisco acquisitions, and divestiture-related expenses for the Back to Nature divestiture.
(2)	During the first quarter of 2023, we completed the Back to Nature divestiture and we recorded a loss on the sale of $0.1 million. During the first quarter of 2022, we completed the closure and sale of our Portland, Maine manufacturing facility. We recorded a gain on the sale of the Portland property, plant and equipment of $7.1 million during the first quarter of 2022. The positive impact during the quarter of the gain on sale was partially offset by approximately $2.2 million of expenses incurred during the quarter relating to the closure of the facility and the transfer of manufacturing operations, resulting in a net benefit of $4.9 million (or $3.7 million, net of tax) from the gain on sale.
(3)	As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income tax expense by $14.7 million, or $0.21 per share.
(4)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of 24.5%.

First quarter of 2023 compared to the first quarter of 2022

Net Sales. Net sales for the first quarter of 2023 decreased $20.6 million, or 3.9%, to $511.8 million from $532.4 million for the first quarter of 2022. The decrease was primarily attributable to the Back to Nature divestiture, partially offset by the Yuma acquisition. Net sales of Back to Nature, which we divested on January 3, 2023, and therefore not part of our fiscal 2023 results, were $14.4 million during the first quarter of 2022. Net sales from the Yuma acquisition, which was completed on May 5, 2022 and therefore not part of our first quarter of 2022 results, contributed $0.4 million to our net sales for the first quarter of 2023.

Base business net sales for the first quarter of 2023 decreased $6.4 million, or 1.2%, to $511.4 million from $517.8 million for the first quarter of 2022. The decrease in base business net sales was driven by a decrease in unit volume of $67.5 million and the negative impact of foreign currency of $2.1 million, largely offset by increases in net pricing and the impact of product mix of $63.2 million, or 12.2% of base business net sales.

Net sales of Green Giant products in the aggregate (including Le Sueur) decreased $9.9 million, or 7.3%, in the first quarter of 2023, as compared to the first quarter of 2022. Net sales of Green Giant frozen (excluding net sales from the Yuma acquisition, which are not included in base business net sales) decreased $7.2 million, or 7.4%, for the first quarter of 2023. Net sales of Green Giant shelf-stable (including Le Sueur) decreased $2.7 million, or 7.1%, for the first quarter of 2023.

See Note 16, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for each of our brands whose net sales for the first quarter of 2023 or fiscal 2022 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the first quarter of 2023:

	2023 vs. 2022
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Spices & Seasonings(1)	$7.3	11.7%
Clabber Girl	6.5	31.0%
Dash	1.1	6.8%
Maple Grove Farms of Vermont	0.6	2.7%
Green Giant - frozen(2)	(7.2)	(7.4)%
Crisco	(6.7)	(8.4)%
Ortega	(4.2)	(9.7)%
Green Giant - shelf-stable(3)	(2.7)	(7.1)%
Cream of Wheat	(0.4)	(1.7)%
All other brands	(0.7)	(0.8)%
Base business net sales decrease	$(6.4)	(1.2)%
(1)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(2)	Excludes net sales from the Yuma acquisition, which are not included in base business net sales. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(3)	Includes net sales of the Le Sueur brand.

Gross Profit. Gross profit was $114.2 million for the first quarter of 2023, or 22.3% of net sales. Excluding the negative impact of $0.7 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first quarter of 2023, our gross profit would have been $114.9 million, or 22.4% of net sales. Gross profit was $101.3 million for the first quarter of 2022, or 19.0% of net sales. Excluding the negative impact of $2.1 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first quarter of 2022, our gross profit would have been $103.4 million, or 19.4%.

During fiscal 2022, our gross profit was negatively impacted by higher than expected input cost inflation, including materially increased costs for raw materials and transportation. We expect input cost inflation will continue to have a significant industry-wide impact during the remainder of fiscal 2023. As discussed above, we have been attempting to mitigate the impact of inflation on our gross profit by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost saving measures. We have also announced several rounds of list price increases in 2021, 2022 and during the first quarter of 2023. However, the effective date of increases in the prices we charge our customers generally lag behind rising input costs. As such, we did not fully offset the incremental costs that we faced in fiscal 2022. However, during the fourth quarter of 2022, we began to more fully realize the benefits of previously announced list price increases. This trend continued during the first quarter of 2023, with the impact of previously announced list price increases the primary driver of a recovery in gross profit, which as described above, increased during the first quarter of 2023 as compared to the first quarter of 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million, or 0.2%, to $46.7 million for the first quarter of 2023 from $46.8 million for the first quarter of 2022. The decrease was composed of decreases in warehousing expenses of $1.7 million, selling expenses of $1.1 million and consumer marketing expenses of $0.1 million, largely offset by increases in general and administrative expenses of $2.3 million and acquisition/divestiture-related and non-recurring expenses of $0.5 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.3 percentage points to 9.1% for the first quarter of 2023, as compared to 8.8% for the first quarter of 2022.

Amortization Expense. Amortization expense remained flat at $5.2 million for the first quarter of 2023 as compared to the first quarter of 2022.

(Loss) gain on sales of assets. During the first quarter of 2023, we completed the Back to Nature divestiture and we recorded a loss on the sale of $0.1 million. During the first quarter of 2022, we completed the closure and sale of our Portland, Maine manufacturing facility. We recorded a gain on the sale of the Portland property, plant and equipment of

$7.1 million during the first quarter of 2022. The positive impact during the first quarter of 2022 of the gain on sale was partially offset by approximately $2.2 million of expenses incurred during the quarter relating to the closure of the facility and the transfer of manufacturing operations.

Operating Income. As a result of the foregoing, operating income increased $5.9 million, or 10.4%, to $62.2 million for the first quarter of 2023 from $56.3 million for the first quarter of 2022. Operating income expressed as a percentage of net sales increased to 12.1% for the first quarter of 2023 from 10.6% for the first quarter of 2022.

Net Interest Expense. Net interest expense increased $12.6 million, or 47.1%, to $39.4 million for the first quarter of 2023 from $26.8 million for the first quarter of 2022. The increase was primarily attributable to higher interest rates on our variable rate borrowings, as well as the accelerated amortization of deferred debt financing costs relating to the prepayments described below, partially offset by a reduction in average long-term debt outstanding. The reduction in average long-term debt outstanding in the first quarter of 2023 as compared to the first quarter of 2022 resulted primarily from our use of $50.0 million of the gross proceeds of the Back to Nature divestiture and an additional $71.0 million of cash on hand to make aggregate prepayments of $121.0 million principal amount of term loans during the first quarter of 2023, partially offset by an increase in average revolver borrowings outstanding of approximately $77.7 million. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first quarter of 2023 and 2022 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $0.9 million and $1.8 million, respectively. Other income for the first quarter of 2023 and 2022 also includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in both periods.

Income Tax Expense. Income tax expense increased $12.6 million to $20.3 million for the first quarter of 2023 from $7.7 million for the first quarter of 2022. As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income tax expense by $14.7 million, or $0.21 per share. Our effective tax rate was 85.6% for the first quarter of 2023 and 24.6% for the first quarter of 2022. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $44.3 million to $69.5 million cash used in operating activities for the first quarter of 2023 from $25.2 million cash provided by operating activities for the first quarter of 2022. The increase in net cash provided by operating activities was due in part to the timing of our semi-annual interest payment of $23.6 million for our 5.25% senior notes due 2025 due on April 1st or, if not a business day, the first business day thereafter, which occurred in the second quarter of 2023 and in the first quarter of 2022 based on our fiscal calendar. This benefit to our net cash provided by operating activities during the quarter was partially offset by an increase in interest expense of $12.6 million during the first quarter of 2023 as compared to the first quarter of 2022, which is described above. The increase was also due to favorable working capital comparisons in the first quarter of 2023 compared to the first quarter of 2022, primarily comprised of inventories, accrued expenses, prepaid expenses and other current assets, and trade accounts receivable, partially offset by unfavorable working capital comparisons for trade accounts payable.

Net Cash Provided by Investing Activities. Net cash provided by investing activities increased $44.3 million to $47.5 million for the first quarter of 2023 from $3.2 million for the first quarter of 2022. The increase was primarily attributable to the Back to Nature sale, which produced gross proceeds from the sale of assets of $51.4 million in the first quarter of 2023, an increase of $41.1 million compared to the gross proceeds from the sale of assets in the first quarter of 2022. Net cash provided by investing activities also benefited from a reduction in capital expenditures in the first quarter of 2023 compared to the first quarter of 2022.

Net Cash Used in Financing Activities. Net cash used in financing activities increased $105.7 million to $126.5 million for the first quarter of 2023, as compared to $20.8 million for the first quarter of 2022. The increase was primarily driven by $121.0 million of mandatory and optional payments on our Tranche B term loans; no proceeds from the issuance of common stock during the first quarter of 2023 compared to $3.2 million during the first quarter of 2022; and a $2.5 million decrease in net borrowings under our revolving credit facility during the first quarter of 2023 compared to the first quarter of 2022; partially offset by an $18.9 million decrease in dividends paid and a $2.1 million decrease in payments of tax withholdings on behalf of employees for net share settlement of share-based compensation during the first quarter of 2023 compared to the first quarter of 2022.

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

For the first quarter of 2023 and 2022, we had net cash provided by operating activities of $69.5 million and $25.2 million, respectively, and distributed as dividends $13.6 million and $32.5 million, respectively.

Beginning with the dividend payment declared on November 8, 2022 and paid on January 30, 2023, the current intended dividend rate for our common stock has been reduced from $1.90 per share per annum to $0.76 per share per annum. Based upon the new current intended dividend rate of $0.76 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2023 to be approximately $54.9 million.

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

Equity

At-The-Market Equity Offering Program. We did not sell any shares of our common stock under our “at-the-market” (ATM) equity offering program during the first quarter of 2023.

During the first quarter of 2022, we sold 112,353 shares of our common stock under the ATM equity offering program. We generated $3.3 million in gross proceeds, or $29.37 per share, from the sales and paid commissions to the sales agents of approximately $0.1 million.

As of April 1, 2023, 950,952 shares of our common stock remain authorized and available for issuance under our ATM equity offering program.

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

Future Capital Needs

We are highly leveraged. On April 1, 2023, our total long-term debt of $2,281.5 million, net of our cash and cash equivalents of $35.9 million, was $2,245.6 million. Stockholders’ equity as of that date was $861.8 million.

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

We expect to make capital expenditures of approximately $35.0 million to $40.0 million in the aggregate during fiscal 2023. During the first quarter of 2023, we made capital expenditures of $5.2 million, of which $3.9 million were paid in cash. Our projected capital expenditures for fiscal 2023 primarily relate to asset sustainability projects, productivity and cost saving initiatives, environmental compliance, and information technology (hardware and software), including cybersecurity.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies —Recently Issued Accounting Standards – Pending Adoption,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	April 1,	December 31,
	2023	2022
Current assets(1)	$850,133	$930,287
Non-current assets	2,727,028	2,746,965
Current liabilities(2)	$208,246	$200,307
Non-current liabilities	2,659,840	2,751,661
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $48.2 million and $37.7 million as of April 1, 2023 and December 31, 2022, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $0.1 million and $7.7 million as of April 1, 2023 and December 31, 2022, respectively.

	Thirteen Weeks Ended
	April 1,	April 2,
	2023	2022
Net sales	$479,392	$497,651
Gross profit	110,531	94,036
Operating income	67,267	48,659
Income before income tax expense	28,753	23,696
Net income	$8,713	$18,266

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At April 1, 2023, we had $1,450.0 million of fixed rate debt and $843.1 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at April 1, 2023, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $8.4 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of April 1, 2023 and December 31, 2022 were as follows (in thousands):

	April 1, 2023				December 31, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$292,500		$292,500	(1)	$282,500		$282,500	(1)
Tranche B term loans due 2026	548,901	(2)	532,434	(3)	668,532	(2)	636,777	(3)
5.25% senior notes due 2025	901,083	(4)	838,007	(3)	901,213	(4)	790,625	(3)
5.25% senior notes due 2027	$550,000		$469,167	(3)	$550,000		$420,558	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At April 1, 2023 and December 31, 2022, the face amount of the tranche B term loans was $550.6 million and $671.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At April 1, 2023 and December 31, 2022, the face amount of the 5.25% senior notes due 2025 was $900.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 9.5% and 8.9% of our total net sales during the first quarter of 2023 and 2022, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar.

As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of our 2022 Annual Report on Form 10-K for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

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

During fiscal 2022 and the first quarter of 2023, we continued to implement additional modules and transition recently acquired businesses into the enterprise resource planning (ERP) system that we use for substantially all of our operations other than our operations in Mexico. In connection with each implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of each such implementation, integration and transition. To date, the implementations, integrations and transitions have not materially affected our internal control over financial reporting.

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

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2022 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT NO.	DESCRIPTION

21.1	Subsidiaries of B&G Foods, Inc. (Filed as Exhibit 21.1 to B&G Foods’ Annual Report on Form 10-K filed on February 28, 2023, and incorporated by reference herein).

22.1	Guarantor Subsidiaries. (Filed as Exhibit 22.1 to B&G Foods’ Annual Report on Form 10-K filed on February 28, 2023, and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2023	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)