Form 10-Q
period 2023-07-01
B&G Foods, Inc.
filed 2023-08-03
CIK 1278027

As filed with the Securities and Exchange Commission on August 3, 2023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2023 or

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

As of July 28, 2023, the registrant had 72,291,573 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage;
●	the effects of rising costs for and/or decreases in the supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
●	the impact pandemics or disease outbreaks, such as the COVID-19 pandemic, may have on our business, including among other things, our supply chain, our manufacturing operations, our workforce and customer and consumer demand for our products;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;
●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the Infrastructure Investment and Jobs Act, the Inflation Reduction Act, U.S. Tax Cuts and Jobs Act and the U.S. CARES Act, and any future tax reform or legislation;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations;

- ii -

●	future impairments of our goodwill and intangible assets;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident, other disruption or data leak;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	other factors that affect the food industry generally, including:
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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 1,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$42,772	$45,442
Trade accounts receivable, net	142,841	150,019
Inventories	674,682	726,468
Assets held for sale	—	51,314
Prepaid expenses and other current assets	41,451	37,550
Income tax receivable	12,810	8,024
Total current assets	914,556	1,018,817

Property, plant and equipment, net of accumulated depreciation of $419,243 and $390,821 as of July 1, 2023 and December 31, 2022, respectively	308,405	317,587
Operating lease right-of-use assets	64,600	65,809
Finance lease right-of-use assets	2,362	2,891
Goodwill	619,399	619,241
Other intangible assets, net	1,778,097	1,788,157
Other assets	20,816	19,088
Deferred income taxes	10,472	10,019
Total assets	$3,718,707	$3,841,609

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$136,308	$127,809
Accrued expenses	61,461	64,137
Current portion of operating lease liabilities	15,274	14,616
Current portion of finance lease liabilities	1,057	1,046
Current portion of long-term debt	—	50,000
Income tax payable	3,346	309
Dividends payable	13,735	13,617
Total current liabilities	231,181	271,534

Long-term debt, net of current portion	2,245,630	2,339,049
Deferred income taxes	302,943	288,712
Long-term operating lease liabilities, net of current portion	49,683	51,727
Long-term finance lease liabilities, net of current portion	1,263	1,795
Other liabilities	21,644	20,626
Total liabilities	2,852,344	2,973,443
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 72,291,573 and 71,668,144 shares issued and outstanding as of July 1, 2023 and December 31, 2022, respectively	723	717
Additional paid-in capital	—	—
Accumulated other comprehensive loss	384	(9,349)
Retained earnings	865,256	876,798
Total stockholders’ equity	866,363	868,166
Total liabilities and stockholders’ equity	$3,718,707	$3,841,609

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net sales	$469,637	$478,965	$981,451	$1,011,372
Cost of goods sold	367,361	402,468	764,939	833,587
Gross profit	102,276	76,497	216,512	177,785

Operating (income) and expenses:
Selling, general and administrative expenses	47,872	44,197	94,601	91,037
Amortization expense	5,211	5,359	10,452	10,582
Loss (gain) on sales of assets	—	—	85	(7,099)
Operating income	49,193	26,941	111,374	83,265

Other (income) and expenses:
Interest expense, net	35,814	29,941	75,249	56,743
Other income	(936)	(1,848)	(1,857)	(3,687)
Income (loss) before income tax expense (benefit)	14,315	(1,152)	37,982	30,209
Income tax expense (benefit)	3,762	(1,408)	24,014	6,297
Net income	$10,553	$256	$13,968	$23,912

Weighted average shares outstanding:
Basic	72,237	69,904	72,008	69,267
Diluted	72,380	70,286	72,087	69,652

Earnings per share:
Basic	$0.15	$—	$0.19	$0.35
Diluted	$0.15	$—	$0.19	$0.34

Cash dividends declared per share	$0.190	$0.475	$0.380	$0.950

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net income	$10,553	$256	$13,968	$23,912

Other comprehensive income (loss):
Foreign currency translation adjustments	4,579	(3,721)	9,739	(1,042)
Pension (loss) gain, net of tax	(6)	20	(6)	41
Other comprehensive income (loss)	4,573	(3,701)	9,733	(1,001)
Comprehensive income (loss)	$15,126	$(3,445)	$23,701	$22,911

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of July 1, 2023

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	71,668,144	$717	$—	$(9,349)	$876,798	$868,166
Foreign currency translation	—	—	—	5,160	—	5,160
Net income	—	—	—	—	3,415	3,415
Share-based compensation	—	—	664	—	—	664
Issuance of common stock for share-based compensation	557,558	5	(1,666)	—	—	(1,661)
Cancellation of restricted stock for tax withholding upon vesting	(13,488)	—	(205)	—	—	(205)
Cancellation of restricted stock upon forfeiture	(414)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	1,207	—	(14,927)	(13,720)
Balance at April 1, 2023	72,211,800	$722	$—	$(4,189)	$865,286	$861,819
Foreign currency translation	—	—	—	4,579	—	4,579
Change in pension benefit (net of $5 of income taxes)	—	—	—	(6)	—	(6)
Net income	—	—	—	—	10,553	10,553
Share-based compensation	—	—	3,166	—	—	3,166
Issuance of common stock for share-based compensation	82,917	1	(1)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(960)	—	(13)	—	—	(13)
Cancellation of restricted stock upon forfeiture	(2,184)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(3,152)	—	(10,583)	(13,735)
Balance at July 1, 2023	72,291,573	$723	$—	$384	$865,256	$866,363

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 1,	July 2,
	2023	2022
Cash flows from operating activities:
Net income	$13,968	$23,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,304	40,299
Amortization of operating lease right-of-use assets	8,905	8,173
Amortization of deferred debt financing costs and bond discount/premium	4,684	2,346
Deferred income taxes	15,097	530
Loss (gain) on sales of assets	177	(7,113)
Gain on extinguishment of debt	(786)	—
Share-based compensation expense	3,301	2,248
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	7,381	(4,081)
Inventories	57,200	(56,632)
Prepaid expenses and other current assets	(2,332)	(1,977)
Income tax receivable/payable, net	(1,078)	(12,923)
Other assets	(1,042)	(887)
Trade accounts payable	6,639	35,481
Accrued expenses	(16,046)	(9,290)
Other liabilities	1,005	1,041
Net cash provided by operating activities	132,377	21,127

Cash flows from investing activities:
Capital expenditures	(10,605)	(13,200)
Proceeds from sales of assets	51,497	10,429
Payments for acquisition of businesses, net of cash acquired	—	(27,290)
Net cash provided by (used in) investing activities	40,892	(30,061)

Cash flows from financing activities:
Repurchases of senior notes	(23,350)	—
Repayments of borrowings under term loan facility	(121,000)	—
Repayments of borrowings under revolving credit facility	(107,500)	(162,500)
Borrowings under revolving credit facility	105,000	185,000
Proceeds from issuance of common stock, net	—	65,202
Dividends paid	(27,337)	(65,269)
Proceeds from exercise of stock options	—	60
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,879)	(4,029)
Net cash (used in) provided by financing activities	(176,066)	18,464

Effect of exchange rate fluctuations on cash and cash equivalents	127	(194)
Net (decrease) increase in cash and cash equivalents	(2,670)	9,336

Cash and cash equivalents at beginning of period	45,442	33,690
Cash and cash equivalents at end of period	$42,772	$43,026

Supplemental disclosures of cash flow information:
Cash interest payments	$71,916	$53,954
Cash income tax payments	$9,991	$18,989
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$13,735	$34,043
Accruals related to purchases of property, plant and equipment	$1,525	$876
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,750	$2,588

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, vegetable, canola and other cooking oils, vegetable shortening, cooking sprays, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Davis, Devonsheer, Don Pepino, Durkee, Emeril’s, Grandma’s Molasses, Green Giant, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Red Devil, Regina, Rumford, Sa-són, Sclafani, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s. We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended July 1, 2023 (second quarter and first two quarters of 2023) and July 2, 2022 (second quarter and first two quarters of 2022) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of July 1, 2023, and the results of our operations, comprehensive income, changes in stockholders’ equity and cash flows for the second quarter and first two quarters of 2023 and 2022. Our results of operations for the second quarter and first two quarters of 2023 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2022 filed with the SEC on February 28, 2023 (which we refer to as our 2022 Annual Report on Form 10-K).

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

Recently Issued Accounting Standards – Pending Adoption

In October 2021, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) which provides an exception to fair value measurement for revenue contracts acquired in business combinations. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2022. We currently expect to adopt the standard for any business combinations that occur in fiscal 2023 or after. Currently, we do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.

(3)	Acquisitions and Divestitures

Yuma Acquisition

On May 5, 2022, we completed the acquisition of the frozen vegetable manufacturing operations of Growers Express, LLC, whose primary business at the time of the acquisition was co-manufacturing certain Green Giant frozen vegetable products, including Green Giant Riced Veggies and Green Giant Veggie Spirals. The purchased assets include inventory, equipment, a sublease for a portion of a manufacturing facility in Yuma, Arizona, and a lease for a warehouse facility in San Luis, Arizona. Approximately 160 employees transferred to B&G Foods. We refer to this acquisition as the “Yuma acquisition.” As part of the Yuma acquisition, we also repurchased the master license agreement for certain Green Giant Fresh vegetable products and have assumed responsibility for the administration of related sublicense agreements.

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

(Unaudited)

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

Inventories consist of the following, as of the dates indicated (in thousands):

	July 1, 2023	December 31, 2022
Raw materials and packaging	$106,425	$126,947
Work-in-process	148,924	208,183
Finished goods	419,333	391,338
Inventories	$674,682	$726,468

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	July 1, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$4,609	$2,191	$6,800	$4,382	$2,418
Customer relationships	396,621	195,199	201,422	396,565	184,966	211,599
Total finite-lived intangible assets	$403,421	$199,808	$203,613	$403,365	$189,348	$214,017

Indefinite-Lived Intangible Assets
Goodwill			$619,399			$619,241
Trademarks			1,574,484			1,574,140
Total indefinite-lived intangible assets			$2,193,883			$2,193,381

Total goodwill and other intangible assets			$2,397,496			$2,407,398

Amortization expense associated with finite-lived intangible assets was $5.2 million and $10.5 million for the second quarter and first two quarters of 2023, respectively, and $5.4 million and $10.6 million for the second quarter and first two quarters of 2022, respectively, and is recorded in operating expenses. We expect to recognize an additional $10.3 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2023, and thereafter $20.8 million in each of fiscal 2024 and fiscal 2025, $20.1 million in fiscal 2026, $15.2 million in fiscal 2027, and $13.2 million in fiscal 2028.

We did not recognize any impairment charges for indefinite-lived intangible assets for the first two quarters of 2023 or the first two quarters of 2022. If, however, operating results for any of our brands, including recently impaired brands and newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2022 Annual Report on Form 10-K.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	July 1, 2023	December 31, 2022
Revolving credit loans	$280,000	$282,500
Tranche B term loans due 2026	550,625	671,625
5.25% senior notes due 2025	875,610	900,000
5.25% senior notes due 2027	550,000	550,000
Unamortized deferred debt financing costs	(9,833)	(13,196)
Unamortized discount/premium	(772)	(1,880)
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,245,630	2,389,049
Current portion of long-term debt	—	(50,000)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium, and excluding current portion	$2,245,630	$2,339,049

As of July 1, 2023, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2023 remaining	$—
2024	—
2025	1,155,610
2026	550,625
2027	550,000
Thereafter	—
Total	$2,256,235

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

During the first quarter of 2023, we made a mandatory prepayment of $50.0 million principal amount of tranche B term loans with proceeds from the Back to Nature sale and optional prepayments of $71.0 million of tranche B term loans from cash on hand. Following the prepayments, as of July 1, 2023, $550.6 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2026.

During the second quarter of 2023, we amended our credit agreement to transition the interest rate based on LIBOR available for borrowings under the credit agreement and related LIBOR-based mechanics to an interest rate based on SOFR and related SOFR-based mechanics, effective July 1, 2023. Prior to the transition to SOFR, interest under the tranche B term loan facility was determined based on alternative rates that we chose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and LIBOR plus an applicable margin of 2.50%. Effective July 1, 2023, interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.00%, and SOFR plus an applicable margin of 2.50%.

As of July 1, 2023, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.6 million, was $515.4 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

Prior to the transition to SOFR, interest under the revolving credit facility, including any outstanding letters of credit, was determined based on alternative rates that we chose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.25% to 0.75%, and LIBOR plus an applicable margin ranging

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

from 1.25% to 1.75%, in each case depending on our consolidated leverage ratio. Effective July 1, 2023, interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.25% to 0.75%, and SOFR plus an applicable margin ranging from 1.25% to 1.75%, in each case depending on our consolidated leverage ratio.

We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are SOFR (previously LIBOR) loans.

We may prepay term loans or permanently reduce the revolving credit facility commitment under the credit agreement at any time without premium or penalty (other than customary “breakage” costs with respect to the early termination of SOFR (previously LIBOR) loans). Subject to certain exceptions, the credit agreement provides for mandatory prepayment upon certain asset dispositions or casualty events and issuances of indebtedness.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. On June 28, 2022, we amended our credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility. The amendment provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), increased from 7.00 to 1.00 to 7.50 to 1.00 for the quarter ended July 2, 2022, and then increased to 8.00 to 1.00 for the quarter ended October 1, 2022 through the quarter ending September 30, 2023. The maximum consolidated leverage ratio will decrease to 7.50 to 1.00 for the quarter ending December 30, 2023 before returning to 7.00 to 1.00 for the quarters ending March 30, 2024 and thereafter. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of July 1, 2023, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

5.25% Senior Notes due 2025. On April 3, 2017, we issued $500.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public of 100% of their face value. On November 20, 2017, we issued an additional $400.0 million aggregate principal amount of 5.25% senior notes due 2025 at a price to the public of 101% of their face value plus accrued interest from October 1, 2017. The notes issued in November 2017 were issued as additional notes under the same indenture as our 5.25% senior notes due 2025 that were issued in April 2017, and, as such, form a single series and trade interchangeably with the previously issued 5.25% senior notes due 2025.

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

We may also, from time to time, seek to retire the 5.25% senior notes due 2025 through cash repurchases of the 5.25% senior notes due 2025 and/or exchanges of the 5.25% senior notes due 2025 for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For example, during the second quarter of 2023, we repurchased $24.4 million aggregate principal amount of the 5.25% senior notes due 2025 in open market purchases at an average discounted repurchase price of 95.74% of such principal amount plus accrued and unpaid interest. This resulted in a pre-tax gain on extinguishment of debt in our second quarter of 2023 of $0.8 million, net of the accelerated amortization of deferred debt financing costs of $0.2 million, which is included in interest expense. As of July 1, 2023, $875.6 million aggregate principal amount of the 5.25% senior notes due 2025 remained outstanding.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of July 1, 2023, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of specified liens, certain sale-leaseback transactions and sales of certain specified assets; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of July 1, 2023, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

Accrued Interest. At July 1, 2023 and December 31, 2022, accrued interest of $21.2 million and $21.7 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of July 1, 2023 and December 31, 2022 were as follows (in thousands):

	July 1, 2023				December 31, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$280,000		$280,000	(1)	$282,500		$282,500	(1)
Tranche B term loans due 2026	549,009	(2)	539,401	(3)	668,532	(2)	636,777	(3)
5.25% senior notes due 2025	876,454	(4)	839,205	(3)	901,213	(4)	790,625	(3)
5.25% senior notes due 2027	$550,000		$470,250	(3)	$550,000		$420,558	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At July 1, 2023 and December 31, 2022, the face amount of the tranche B term loans was $550.6 million and $671.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At July 1, 2023 and December 31, 2022, the face amount of the 5.25% senior notes due 2025 was $875.6 million and $900.0 million, respectively.

There was no Level 3 activity during the second quarter or first two quarters of 2023 or 2022.

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the second quarter and first two quarters of 2023 and 2022 were as follows (in thousands):

	Amounts Reclassified from AOCL		Amounts Reclassified from AOCL
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Affected Line Item in
	July 1,	July 2,	July 1,	July 2,	the Statement Where
Details about AOCL Components	2023	2022	2023	2022	Net Income is Presented
Defined benefit pension plan items
Amortization of unrecognized (gain) loss	$(11)	$26	$(11)	$54	See (1) below
Accumulated other comprehensive (gain) loss before tax	(11)	26	(11)	54	Total before tax
Tax benefit (expense)	5	(6)	5	(13)	Income tax expense (benefit)
Total reclassification	$(6)	$20	$(6)	$41	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Changes in AOCL for the first two quarters of 2023 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 31, 2022	$2,445	$(11,794)	$(9,349)
Other comprehensive income before reclassifications	—	9,739	9,739
Amounts reclassified from AOCL	(6)	—	(6)
Net current period other comprehensive income	(6)	9,739	9,733
Balance at July 1, 2023	$2,439	$(2,055)	$384

(9)Stockholders’ Equity

At-The-Market Equity Offering Program. We did not sell any shares of our common stock under our “at-the-market” (ATM) equity offering program during the first two quarters of 2023.

During the first quarter of 2022, we sold 112,353 shares of our common stock under the ATM equity offering program. We generated $3.3 million in gross proceeds, or $29.37 per share, from the sales and paid commissions to the sales agents of approximately $0.1 million. During the second quarter of 2022, we sold 2,739,568 shares of our common stock under the ATM equity offering program. We generated $63.2 million in gross proceeds, or $23.08 per share, from the sales and paid commissions to the sales agents of approximately $1.3 million and incurred other fees and expenses of approximately $0.1 million. We used the net proceeds from shares sold under the ATM equity offering program during the first two quarters of 2022 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes.

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

As of July 1, 2023, 10,000,000 shares of our common stock remain authorized and available for issuance under our ATM equity offering program.

Omnibus Incentive Compensation Plan. At the annual meeting of stockholders of B&G Foods held on May 17, 2023, our stockholders approved an amendment to our Omnibus Incentive Compensation Plan. Upon the recommendation of our compensation committee, our board of directors had previously adopted the amendment to our Omnibus Plan, subject to stockholder approval. The amendment increases the number of shares of common stock available for grant under the Omnibus Plan by 5,000,000. As of July 1, 2023, 5,432,804 shares of common stock remained available for grant under the Omnibus Plan.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of July 1, 2023, we had four company-sponsored defined benefit pension plans covering approximately 22% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the second quarter and first two quarters of 2023 and 2022 includes the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Service cost—benefits earned during the period	$1,305	$2,192	$2,593	$4,488
Interest cost on projected benefit obligation	1,858	1,365	3,718	2,736
Expected return on plan assets	(2,782)	(3,236)	(5,563)	(6,473)
Amortization of unrecognized (gain) loss	(11)	26	(11)	54
Net periodic pension cost	$370	$347	$737	$805

During the first two quarters of 2023 and 2022, we did not make any contributions to our company-sponsored defined benefit pension plans. During the remainder of fiscal 2023, we expect to make approximately $2.5 million of contributions.

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

In connection with the closure and sale of the Portland, Maine manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. Accordingly, the present value of the remaining payments amounting to $13.2 million as of July 1, 2023 is reflected as a liability on our unaudited consolidated balance sheet.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our operating and finance leases are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	July 1,	December 31,
	2023	2022
Right-of-use assets:
Operating lease right-of-use assets	$64,600	$65,809
Finance lease right-of-use assets	2,362	2,891
Total lease right-of-use assets	$66,962	$68,700

Operating lease liabilities:
Current portion of operating lease liabilities	$15,274	$14,616
Long-term operating lease liabilities, net of current portion	49,683	51,727
Total operating lease liabilities	$64,957	$66,343

Finance lease liabilities:
Current portion of finance lease liabilities	$1,057	$1,046
Long-term finance lease liabilities, net of current portion	1,263	1,795
Total finance lease liabilities	$2,320	$2,841

The following table shows supplemental information related to leases (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,488	$4,273	$9,082	$8,194
Cash paid for amounts included in the measurement of finance lease liabilities	$274	$—	$549	$—

The components of operating lease costs were as follows:
Cost of goods sold	$2,728	$2,595	$5,464	$4,849
Selling, general and administrative expenses	1,727	1,718	3,441	3,324
Total operating lease costs	$4,455	$4,313	$8,905	$8,173

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$266	$109	$530	$109
Interest on finance lease liabilities	14	8	30	8
Total finance lease costs	$280	$117	$560	$117

Total net lease costs	$4,735	$4,430	$9,465	$8,290

Total rent expense was $5.1 million, including the operating lease costs of $4.5 million stated above, for the second quarter of 2023 and $10.1 million, including the operating lease costs of $8.9 million stated above, for the first two quarters of 2023. Total rent expense was $4.6 million, including the operating lease costs of $4.3 million stated above, for the second quarter of 2022 and $9.1 million, including the operating lease costs of $8.2 million stated above, for the first two quarters of 2022.

Because none of our operating or finance leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	July 1,	December 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	5.2	5.3
Finance lease	2.2	2.7
Weighted average discount rate
Operating leases	2.91%	2.72%
Finance lease	2.30%	2.30%

As of July 1, 2023, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2023 remaining	$8,597	$549	$9,146
2024	16,004	1,099	17,103
2025	15,315	732	16,047
2026	10,693	—	10,693
2027	6,841	—	6,841
Thereafter	12,588	—	12,588
Total undiscounted future minimum lease payments	70,038	2,380	72,418
Less: Imputed interest	(5,081)	(60)	(5,141)
Total present value of future lease liabilities	$64,957	$2,320	$67,277

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first two quarters of 2023 or 2022 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of July 1, 2023, 1,678 of our 3,047 employees, or approximately 55.1%, were covered by collective bargaining agreements.

As of the date of this report, two of our collective bargaining agreements are scheduled to expire in the next twelve months. The collective bargaining agreement for our Brooklyn, New York facility, which covers approximately 52 employees, is scheduled to expire on December 31, 2023, and the collective bargaining agreement for our Terre Haute, Indiana facility, which covers approximately 103 employees, is scheduled to expire on March 30, 2024.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Brooklyn or Terre Haute facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the second quarter of 2023 and 2022, there were 1,695,755 and 721,427, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been anti-dilutive on diluted earnings per share.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Weighted average shares outstanding:
Basic	72,237,482	69,903,828	72,008,119	69,266,967
Net effect of potentially dilutive share-based compensation awards	142,332	382,505	79,063	384,638
Diluted	72,379,814	70,286,333	72,087,182	69,651,605

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 61.1% and 60.6% of consolidated net sales for the first two quarters of 2023 and 2022, respectively. Other than Walmart, which accounted for approximately 29.7% and 28.9% of our consolidated net sales for the first two quarters of 2023 and 2022, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2023 or 2022.

Our top ten customers accounted for approximately 64.7% and 60.3% of our consolidated trade accounts receivables as of July 1, 2023 and December 31, 2022, respectively. Other than Walmart, which accounted for approximately 30.6% and 30.6% of our consolidated trade accounts receivables as of July 1, 2023 and December 31, 2022, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of July 1, 2023, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first two quarters of 2023 and 2022, our sales to customers in foreign countries represented approximately 8.6% and 8.1%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)	Share-Based Payments

The following table details our stock option activity for the first two quarters of fiscal 2023 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 31, 2022	820,141	$31.38	6.24	$—
Granted	949,995	$20.00
Exercised	—	$—
Forfeited	—	$—
Expired	(24,386)	$37.04
Outstanding at July 1, 2023	1,745,750	$25.11	7.93	$48
Exercisable at July 1, 2023	566,873	$30.05	5.11	$—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. However, a portion of the options granted during the first quarter of 2023 were granted with exercise prices significantly above the closing price on the date of grant. For those options, we modified the method for determining the expected term and adjusted to or towards the full remaining contractual life. The risk-free interest rate for the expected term of options is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model for options granted during the first two quarters of 2023 and 2022 were as follows:

	2023	2022
Weighted average grant date fair value	$2.71	$3.73
Expected volatility	39.6% - 43.3%	39.5%
Expected term	5.5 years - 8.3 years	5.5 years
Risk-free interest rate	3.6% - 3.7%	3.0%
Dividend yield	5.4% - 5.9%	8.5%

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first two quarters of 2023:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 31, 2022	1,072,274	$20.26
Granted	998,191	$13.00
Vested	(360,926)	$10.84
Forfeited	(102,771)	$29.32
Outstanding at July 1, 2023	1,606,768	$17.29
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 233.333% or 300%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our restricted stock for the first two quarters of 2023:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 31, 2022	83,294	$26.51
Granted	329,821	$15.17
Vested	(40,944)	$24.66
Forfeited	(2,598)	$18.63
Outstanding at July 1, 2023	369,573	$16.65
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2023 and 2022 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Number of performance shares vested	—	—	360,926	337,284
Shares withheld for tax withholding	—	—	(131,803)	(125,152)
Shares of common stock issued for performance share LTIAs	—	—	229,123	212,132
Shares of common stock issued upon the exercise of stock options	—	—	—	2,227
Shares of common stock issued to non-employee directors for annual equity grants	81,531	46,773	81,531	46,773
Shares of restricted common stock issued to employees	1,386	562	329,821	49,444
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(960)	(1,250)	(14,448)	(12,121)
Shares of restricted stock cancelled upon forfeiture	(2,184)	(1,108)	(2,598)	(1,681)
Net shares of common stock issued	79,773	44,977	623,429	296,774

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the second quarter and first two quarters of 2023 and 2022 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
Consolidated Statements of Operations Location	2023	2022	2023	2022
Compensation expense included in cost of goods sold	$620	$232	$734	$439
Compensation expense included in selling, general and administrative expenses	1,754	926	2,567	1,809
Total compensation expense for share-based payments	$2,374	$1,158	$3,301	$2,248

As of July 1, 2023, there was $10.2 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.5 years, $5.1 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.8 years, and $2.8 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 3.8 years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Brand:(1)(2)
Crisco	$67,002	$71,849	$139,451	$150,932
Clabber Girl(3)	27,443	19,102	54,935	40,090
Back to Nature(4)	1,878	11,312	3,464	27,306
All Other Specialty Brands Total	57,514	52,584	118,610	115,266
Specialty Brands Total	153,837	154,847	316,460	333,594

Green Giant - Frozen(5)	78,087	82,425	169,184	180,398
Green Giant - Shelf-Stable	21,284	23,077	47,560	50,562
Green Giant - Le Sueur	8,391	7,089	17,224	17,396
Frozen & Vegetables Brands Total	107,762	112,591	233,968	248,356

Ortega	35,633	35,825	74,077	78,384
Maple Grove Farms of Vermont	22,003	21,377	44,502	43,286
Cream of Wheat	17,626	17,300	38,246	38,267
All Other Meals Brands Total	38,881	37,072	79,267	77,551
Meals Brands Total	114,143	111,574	236,092	237,488

Spices & Seasonings(6)	64,194	67,544	134,639	130,620
Dash	17,061	17,642	34,810	34,256
All Other Spices & Flavor Solutions Brands	12,640	14,767	25,482	27,058
Spices & Flavor Solutions Brands Total	93,895	99,953	194,931	191,934

Total Net Sales	$469,637	$478,965	$981,451	$1,011,372
(1)	Table includes net sales for each of our brands whose net sales for the first two quarters of 2023 or 2022 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate by category.
(2)	Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(3)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.
(4)	We completed the Back to Nature sale on January 3, 2023. See Note 3, “Acquisitions and Divestitures.” Net sales for the second quarter and first two quarters of 2023 includes net sales of certain Back to Nature products not part of the divestiture that we will soon transition to another brand name.
(5)	For the second quarter and first two quarters of 2023, includes net sales from the Yuma acquisition, which was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(6)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended July 1, 2023 (second quarter and first two quarters of 2023) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2022 (fiscal 2022) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2023 (which we refer to as our 2022 Annual Report on Form 10-K).

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

We experienced material net cost increases for raw materials during fiscal 2022 due to a number of factors, including the war in Ukraine and the ongoing COVID-19 pandemic, and anticipate raw materials costs to remain elevated during fiscal 2023. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, oils) through the end of fiscal 2023, and for most of our needs for oils through the third quarter of fiscal 2023.

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

In addition, during the past several years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging and distribution costs. We plan to continue managing inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, when necessary, by raising prices. Beginning in the fourth quarter of 2022 through the first two quarters of 2023, we have seen improvements in our gross profit and gross profit margins as our net pricing has begun to catch up with input cost increases. However, to the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2023 and 2022, our net sales to customers in foreign countries represented approximately 8.6% and 8.1%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of

Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements. For example, our results of operations from our Green Giant frozen operations in Mexico have been negatively impacted during the first two quarters of 2023 as a result of the Mexican peso appreciating by nearly 14% against the U.S. dollar during the first two quarters of 2023.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments. Our consolidated effective tax rate was approximately 63.2% and 20.8% for the first two quarters of 2023 and 2022, respectively.

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

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our tax rates in fiscal 2022 or the first two quarters of 2023.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2023 and 2022 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.2%	84.0%	77.9%	82.4%
Gross profit	21.8%	16.0%	22.1%	17.6%

Operating (income) and expenses:
Selling, general and administrative expenses	10.2%	9.2%	9.6%	9.0%
Amortization expense	1.1%	1.2%	1.2%	1.1%
Loss (gain) on sales of assets	—%	—%	—%	(0.7)%
Operating income	10.5%	5.6%	11.3%	8.2%

Other (income) and expenses:
Interest expense, net	7.7%	6.2%	7.6%	5.6%
Other income	(0.2)%	(0.4)%	(0.2)%	(0.4)%
Income (loss) before income tax expense (benefit)	3.0%	(0.2)%	3.9%	3.0%
Income tax expense (benefit)	0.8%	(0.3)%	2.5%	0.6%
Net income	2.2%	0.1%	1.4%	2.4%

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

Gain on Extinguishment of Debt. Gain on extinguishment of debt includes gains relating to the retirement of indebtedness, including any repurchase discount net of the accelerated amortization of deferred debt financing costs.

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

A reconciliation of net sales to base business net sales for the second quarter and first two quarters of 2023 and 2022 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net sales	$469,637	$478,965	$981,451	$1,011,372
Net sales from acquisitions(1)	(123)	—	(550)	—
Net sales from discontinued or divested brands(2)	1	(9,856)	31	(24,496)
Base business net sales	$469,515	$469,109	$980,932	$986,876
(1)	Reflects net sales from the Yuma acquisition, for which there is no comparable period of net sales during the first month of the second quarter of 2022 and the first four months of the first two quarters of 2022. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(2)	For the second quarter and first two quarters of 2022, reflects net sales of the Back to Nature brand, which was sold on January 3, 2023, and net sales of the SnackWell’s and Farmwise brands, which have been discontinued. For the second quarter and first two quarters of 2023, reflects a net credit paid to customers relating to the discontinued brands.

EBITDA and Adjusted EBITDA. EBITDA and adjusted EBITDA are non-GAAP financial measures used by management to measure operating performance. We define EBITDA as net income before net interest expense, income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for cash and non-cash acquisition/divestiture-related expenses, gains and losses (which may include third party fees and expenses, integration, restructuring and consolidation expenses, amortization of acquired inventory fair value step-up, and gains and losses on the sale of certain assets); gains and losses on extinguishment of debt; impairment of assets held for sale; impairment of intangible assets; and non-recurring expenses, gains and losses. Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement and our senior notes indentures contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

Reconciliations of net income and net cash provided by operating activities to EBITDA and adjusted EBITDA for the second quarter and first two quarters of 2023 and 2022 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net income	$10,553	$256	$13,968	$23,912
Income tax expense (benefit)	3,762	(1,408)	24,014	6,297
Interest expense, net(1)	35,814	29,941	75,249	56,743
Depreciation and amortization	17,286	20,474	35,304	40,299
EBITDA	67,415	49,263	148,535	127,251
Acquisition/divestiture-related and non-recurring expenses(2)	1,036	4,877	2,196	4,790
Loss (gain) on sales of assets, net of facility closure costs(3)	—	—	85	(4,928)
Adjusted EBITDA	$68,451	$54,140	$150,816	$127,113

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$62,850	$(4,104)	$132,377	$21,127
Income tax expense (benefit)	3,762	(1,408)	24,014	6,297
Interest expense, net(1)	35,814	29,941	75,249	56,743
Gain on extinguishment of debt(1)	786	—	786	—
(Loss) gain on sales of assets(2)	(84)	—	(177)	7,113
Deferred income taxes	(78)	2,383	(15,097)	(530)
Amortization of deferred debt financing costs and bond discount/premium	(1,036)	(1,177)	(4,684)	(2,346)
Share-based compensation expense	(2,374)	(1,158)	(3,301)	(2,248)
Changes in assets and liabilities, net of effects of business combinations	(32,225)	24,786	(60,632)	41,095
EBITDA	67,415	49,263	148,535	127,251
Acquisition/divestiture-related and non-recurring expenses(3)	1,036	4,877	2,196	4,790
Loss (gain) on sales of assets, net of facility closure costs(2)	—	—	85	(4,928)
Adjusted EBITDA	$68,451	$54,140	$150,816	$127,113

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

A reconciliation of net income to adjusted net income and adjusted diluted earnings per share for the second quarter and first two quarters of 2023 and 2022 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net income	$10,553	$256	$13,968	$23,912
Gain on extinguishment of debt(1)	(786)	—	(786)	—
Acquisition/divestiture-related and non-recurring expenses(3)	1,036	4,877	2,196	4,790
Loss (gain) on sales of assets, net of facility closure costs(2)	—	—	85	(4,928)
Credit agreement amendment fee(4)	—	1,600	—	1,600
Tax adjustment(5)	—	—	14,736	—
Tax effects of non-GAAP adjustments(6)	(61)	(1,587)	(366)	(358)
Adjusted net income	$10,742	$5,146	$29,833	$25,016
Adjusted diluted earnings per share	$0.15	$0.07	$0.41	$0.36
(1)	Net interest expense for the second quarter and first two quarters of 2023 was reduced by $0.8 million as a result of a gain on extinguishment of debt related to our repurchase of $24.4 million aggregate principal amount of our 5.25% senior notes due 2025 in open market purchases at an average discounted repurchase price of 95.74% of such principal amount plus accrued and unpaid interest, which resulted in a pre-tax gain of $0.8 million, net of the accelerated amortization of deferred debt financing costs of $0.2 million.
(2)	Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2023 of $1.0 million (or $0.8 million, net of tax) and $2.2 million (or $1.7 million, net of tax), respectively, primarily includes acquisition and integration expenses for the Crisco and Yuma acquisitions and divestiture-related expenses for the Back to Nature divestiture. Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2022 of $4.9 million (or $3.7 million, net of tax) and $4.8 million (or $3.6 million, net of tax), respectively, primarily includes acquisition and integration expenses for the Crisco and Yuma acquisitions, and certain cost savings initiatives.
(3)	During the first quarter of 2023, we completed the Back to Nature divestiture and we recorded a loss on the sale of $0.1 million. During the first quarter of 2022, we completed the closure and sale of our Portland, Maine manufacturing facility. We recorded a gain on the sale of the Portland property, plant and equipment of $7.1 million during the first quarter of 2022. The positive impact during the quarter of the gain on sale was partially offset by approximately $2.2 million of expenses incurred during the quarter relating to the closure of the facility and the transfer of manufacturing operations, resulting in a net benefit of $4.9 million (or $3.7 million, net of tax) from the gain on sale.
(4)	During the second quarter of 2022, we paid a fee of $1.6 million (or $1.2 million, net of tax) to amend our senior secured credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility.
(5)	As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income tax expense by $14.7 million, or $0.21 per share.
(6)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of 24.5%.

Second quarter of 2023 compared to the second quarter of 2022

Net Sales. Net sales for the second quarter of 2023 decreased $9.4 million, or 1.9%, to $469.6 million from $479.0 million for the second quarter of 2022. The decrease was primarily attributable to the Back to Nature divestiture. Net sales of Back to Nature, which we divested on January 3, 2023, and therefore not part of our fiscal 2023 results, were $9.8 million during the second quarter of 2022.

Base business net sales for the second quarter of 2023 increased $0.4 million, or 0.1%, to $469.5 million from $469.1 million for the second quarter of 2022. The increase in base business net sales was driven by an increase in net pricing and the impact of product mix of $54.1 million, or 11.5% of base business net sales, largely offset by a decrease in unit volume of $52.1 million and the negative impact of foreign currency of $1.6 million.

Net sales of Green Giant products in the aggregate (including Le Sueur) decreased $4.9 million, or 4.4%, in the second quarter of 2023, as compared to the second quarter of 2022.

See Note 16, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for each of our brands whose net sales for the first two quarters of 2023 or fiscal 2022 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the second quarter of 2023:

	Second Quarter
	2023 vs. 2022
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Clabber Girl	$8.3	43.7%
Maple Grove Farms of Vermont	0.6	2.9%
Cream of Wheat	0.3	1.9%
Crisco	(4.8)	(6.7)%
Green Giant - frozen(1)	(4.4)	(5.4)%
Spices & Seasonings(2)	(3.3)	(5.0)%
Dash	(0.5)	(3.3)%
Green Giant - shelf-stable(3)	(0.5)	(1.6)%
Ortega	(0.2)	(0.5)%
All other brands	4.9	4.7%
Base business net sales increase	$0.4	0.1%
(1)	For the second quarter of 2023, includes net sales from the Yuma acquisition from May 5, 2023 through July 1, 2023, as net sales prior to May 5, 2023 are not included in base business net sales. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(2)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(3)	Includes net sales of the Le Sueur brand.

Gross Profit. Gross profit was $102.3 million for the second quarter of 2023, or 21.8% of net sales. Excluding the negative impact of $0.4 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the second quarter of 2023, our gross profit would have been $102.7 million, or 21.9% of net sales. Gross profit was $76.5 million for the second quarter of 2022, or 16.0% of net sales. Excluding the negative impact of $2.3 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the second quarter of 2022, our gross profit would have been $78.8 million, or 16.5% of net sales.

The improvements in gross profit and gross profit as a percentage of net sales were driven by an increase in net pricing as compared to the second quarter of 2022 and the impact of moderating input cost inflation and lower transportation and warehousing costs. During the fourth quarter of 2022, we began to more fully realize the benefits of previously announced list price increases. This trend continued during the first and second quarters of 2023, with the impact of previously announced list price increases the primary driver of recoveries in gross profit and gross profit as a percentage of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.7 million, or 8.3%, to $47.9 million for the second quarter of 2023 from $44.2 million for the second quarter of 2022. The increase was composed of increases in general and administrative expenses of $3.0 million, consumer marketing expenses of $2.0 million, selling expenses of $0.6 million, and warehousing expenses of $0.1 million, partially offset by a decrease in acquisition/divestiture-related and non-recurring expenses of $2.0 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 1.0 percentage points to 10.2% for the second quarter of 2023, as compared to 9.2% for the second quarter of 2022.

Amortization Expense. Amortization expense decreased $0.2 million, or 2.8%, to $5.2 million for the second quarter of 2023 from $5.4 million for the second quarter of 2022.

Operating Income. As a result of the foregoing, operating income increased $22.3 million, or 82.6%, to $49.2 million for the second quarter of 2023 from $26.9 million for the second quarter of 2022. Operating income expressed as a percentage of net sales increased to 10.5% in the second quarter of 2023 from 5.6% in the second quarter of 2022.

Net Interest Expense. Net interest expense increased $5.9 million, or 19.6%, to $35.8 million for the second quarter of 2023 from $29.9 million for the second quarter of 2022. The increase was primarily attributable to higher interest rates on our variable rate borrowings, partially offset by a reduction in average long-term debt outstanding of $49.2 million and a $0.8 million gain on extinguishment of debt. The reduction in average long-term debt outstanding in the second quarter of 2023 as compared to the second quarter of 2022 resulted primarily from our use of $50.0 million of the gross proceeds of the Back to Nature divestiture and an additional $71.0 million of cash on hand to make aggregate prepayments of $121.0 million principal amount of term loans during the first quarter of 2023, as well as our repurchase of $24.4 million aggregate principal amount of our 5.25% senior notes due 2025 in open market purchases at an average discounted repurchase price of 95.74% of such principal amount plus accrued and unpaid interest during the second quarter of 2023, partially offset by an increase in average revolver borrowings outstanding of approximately $77.9 million. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the second quarter of 2023 and 2022 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $0.9 million and $1.8 million, respectively. Other income for the second quarter of 2023 and 2022 also includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in both periods.

Income Tax Expense (Benefit). Income tax expense increased $5.2 million to an income tax expense of $3.8 million for the second quarter of 2023 from an income tax benefit of $1.4 million for the second quarter of 2022, primarily due to an increase in operating income. Our effective tax rate was 26.3% for the second quarter of 2023 and 122.2% for the second quarter of 2022. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense (benefit).

First two quarters of 2023 compared to the first two quarters of 2022

Net Sales. Net sales for the first two quarters of 2023 decreased $29.9 million, or 3.0%, to $981.5 million from $1,011.4 million for the first two quarters of 2022. The decrease was primarily attributable to the Back to Nature divestiture, partially offset by the Yuma acquisition. Net sales of Back to Nature, which we divested on January 3, 2023, and therefore not part of our fiscal 2023 results, were $24.2 million during the first two quarters of 2022. An additional four months of net sales from the Yuma acquisition, which was completed on May 5, 2022, contributed an incremental $0.6 million to our net sales for the first two quarters of 2023.

Base business net sales for the first two quarters of 2023 decreased $6.0 million, or 0.6%, to $980.9 million from $986.9 million for the first two quarters of 2022. The decrease in base business net sales was driven by a decrease in unit volume of $119.6 million and the negative impact of foreign currency of $3.6 million, largely offset by an increase in net pricing and the impact of product mix of $117.3 million, or 11.9% of base business net sales.

Net sales of Green Giant products in the aggregate (including Le Sueur) decreased $14.9 million, or 6.0%, in the first two quarters of 2023, as compared to the first two quarters of 2022.

See Note 16, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for each of our brands whose net sales for the first two quarters of 2023 or fiscal 2022 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the first two quarters of 2023:

	First Two Quarters
	2023 vs. 2022
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Clabber Girl	$14.8	37.0%
Spices & Seasonings(1)	4.0	3.1%
Maple Grove Farms of Vermont	1.2	2.8%
Dash	0.5	1.6%
Green Giant - frozen(2)	(11.7)	(6.5)%
Crisco	(11.4)	(7.6)%
Ortega	(4.3)	(5.5)%
Green Giant - shelf-stable(3)	(3.2)	(4.7)%
Cream of Wheat	(0.1)	(0.1)%
All other brands	4.2	1.8%
Base business net sales decrease	$(6.0)	(0.6)%
(1)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(2)	For the first two quarters of 2023, includes net sales from the Yuma acquisition from May 5, 2023 through July 1, 2023, as net sales prior to May 5, 2023 are not included in base business net sales. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(3)	Includes net sales of the Le Sueur brand.

Gross Profit. Gross profit was $216.5 million for the first two quarters of 2023, or 22.1% of net sales. Excluding the negative impact of $1.1 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first two quarters of 2023, our gross profit would have been $217.6 million, or 22.2% of net sales. Gross profit was $177.8 million for the first two quarters of 2022, or 17.6% of net sales. Excluding the negative impact of $4.4 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first two quarters of 2022, our gross profit would have been $182.2 million, or 18.0% of net sales.

The improvements in gross profit and gross profit as a percentage of net sales were driven by an increase in net pricing as compared to the first two quarters of 2022 and the impact of moderating input cost inflation and lower transportation and warehousing costs. During the fourth quarter of 2022, we began to more fully realize the benefits of previously announced list price increases. This trend continued during the first two quarters of 2023, with the impact of previously announced list price increases the primary driver of recoveries in gross profit and gross profit as a percentage of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.6 million, or 3.9%, to $94.6 million for the first two quarters of 2023 from $91.0 million for the first two quarters of 2022. The increase was composed of increases in general and administrative expenses of $5.2 million and consumer marketing expenses of $1.8 million, partially offset by decreases in acquisition/divestiture-related and non-recurring expenses of $1.5 million, warehousing expenses of $1.4 million, and selling expenses of $0.5 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.6 percentage points to 9.6% for the first two quarters of 2023, as compared to 9.0% for the first two quarters of 2022.

Amortization Expense. Amortization expense decreased $0.1 million, or 1.2%, to $10.5 million for the first two quarters of 2023 from $10.6 million for the first two quarters of 2022.

(Loss) gain on sales of assets. During the first quarter of 2023, we completed the Back to Nature divestiture and we recorded a loss on the sale of $0.1 million. During the first quarter of 2022, we completed the closure and sale of our Portland, Maine manufacturing facility. We recorded a gain on the sale of the Portland property, plant and equipment of $7.1 million during the first quarter of 2022. The positive impact during the first two quarters of 2022 of the gain on sale was partially offset by approximately $2.2 million of expenses incurred during the quarter relating to the closure of the facility and the transfer of manufacturing operations.

Operating Income. As a result of the foregoing, operating income increased $28.1 million, or 33.8%, to $111.4 million for the first two quarters of 2023 from $83.3 million for the first two quarters of 2022. Operating income expressed as a percentage of net sales increased to 11.3% in the first two quarters of 2023 from 8.2% in the first two quarters of 2022.

Net Interest Expense. Net interest expense increased $18.5 million, or 32.6%, to $75.2 million for the first two quarters of 2023 from $56.7 million for the first two quarters of 2022. The increase was primarily attributable to higher interest rates on our variable rate borrowings, as well as the accelerated amortization of deferred debt financing costs relating to the prepayments described below, partially offset by a reduction in average long-term debt outstanding of $12.9 million and a $0.8 million gain on extinguishment of debt during the second quarter of 2023. The reduction in average long-term debt outstanding in the first two quarters of 2023 as compared to the first two quarters of 2022 resulted primarily from our use of $50.0 million of the gross proceeds of the Back to Nature divestiture and an additional $71.0 million of cash on hand to make aggregate prepayments of $121.0 million principal amount of term loans during the first quarter of 2023 as well as our repurchase of $24.4 million aggregate principal amount of our 5.25% senior notes due 2025 in open market purchases at an average discounted repurchase price of 95.74% of such principal amount plus accrued and unpaid interest during the second quarter of 2023, partially offset by an increase in average revolver borrowings outstanding of approximately $77.8 million. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first two quarters of 2023 and 2022 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.9 million and $3.7 million, respectively. Other income for the first two quarters of 2023 and 2022 also includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in both periods.

Income Tax Expense. Income tax expense increased $17.7 million to $24.0 million for the first two quarters of 2023 from $6.3 million for the first two quarters of 2022. As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income tax expense by $14.7 million, or $0.21 per share. Our effective tax rate was 63.2% for the first two quarters of 2023 and 20.8% for the first two quarters of 2022. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax expense.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $111.3 million to $132.4 million for the first two quarters of 2023, as compared to $21.1 million for the first two quarters of 2022. The increase was due to an increase in operating income and favorable working capital comparisons in the first two quarters of 2023 compared to the first two quarters of 2022, primarily comprised of inventories, income tax receivable/payable, net, and trade accounts receivable, partially offset by unfavorable working capital comparisons for trade accounts payable and accrued expenses.

Net Cash Provided by (Used in) Investing Activities. Cash flows provided by investing activities increased $71.0 million to $40.9 million of net cash provided by investing activities for the first two quarters of 2023, as compared to $30.1 million of net cash used in investing activities for the first two quarters of 2022. The increase was primarily attributable to the Back to Nature sale, which produced gross proceeds from the sale of assets of $51.4 million in the first two quarters of 2023, an increase of $41.1 million compared to the gross proceeds from the sale of assets in the first two quarters of 2022. Net cash used in investing activities for the first two quarters of 2022 includes $27.3 million of cash used to pay the purchase price for the Yuma acquisition, compared to no payments for acquisitions during the first two quarters of 2023. Net cash provided by investing activities also benefited from a reduction in capital expenditures in the first two quarters of 2023 compared to the first two quarters of 2022.

Net Cash (Used in) Provided by Financing Activities. Cash flows used in financing activities increased $194.6 million to $176.1 million of net cash used in financing activities for the first two quarters of 2023, as compared to $18.5 million of net cash provided by financing activities for the first two quarters of 2022. The increase was primarily driven by $121.0 million of mandatory and optional payments on our tranche B term loans during the first quarter of 2023 and our repurchase of $24.4 million aggregate principal amount of our 5.25% senior notes due 2025 during the second quarter of 2023; no proceeds from the issuance of common stock during the first two quarters of 2023 compared to $65.2 million during the first two quarters of 2022; and a $25.0 million decrease in net borrowings under our revolving credit facility during the first two quarters of 2023 compared to the first two quarters of 2022; partially offset by a $37.9 million decrease in dividends paid during the first two quarters of 2023 compared to the first two quarters of 2022.

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

For the first two quarters of 2023 and 2022, we had net cash provided by operating activities of $132.4 million and $21.1 million, respectively, and distributed as dividends $27.3 million and $65.3 million, respectively.

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

Equity

See Note 9, “Stockholder’s Equity,” to our unaudited consolidated interim financial statements in Part I, Item I of this report for information about our “at-the-market” (ATM) equity offering program.

Future Capital Needs

We are highly leveraged. On July 1, 2023, our total long-term debt of $2,245.6 million, net of our cash and cash equivalents of $42.8 million, was $2,202.8 million. Stockholders’ equity as of that date was $866.4 million.

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

We expect to make capital expenditures of approximately $35.0 million to $40.0 million in the aggregate during fiscal 2023. During the first two quarters of 2023, we made capital expenditures of $12.1 million, of which $10.6 million were paid in cash. Our projected capital expenditures for fiscal 2023 primarily relate to asset sustainability projects, productivity and cost saving initiatives, environmental compliance, and information technology (hardware and software), including cybersecurity.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	July 1,	December 31,
	2023	2022
Current assets(1)	$834,550	$930,287
Non-current assets	2,724,703	2,746,965
Current liabilities(2)	$227,688	$200,307
Non-current liabilities	2,621,071	2,751,661
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $46.3 million and $37.7 million as of July 1, 2023 and December 31, 2022, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $19.2 million and $7.7 million as of July 1, 2023 and December 31, 2022, respectively.

	Twenty-six Weeks Ended
	July 1,	July 2,
	2023	2022
Net sales	$923,082	$952,428
Gross profit	215,695	169,101
Operating income	107,074	70,951
Income before income tax expense	33,682	17,895
Net income	$10,720	$14,755

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At July 1, 2023, we had $1,425.6 million of fixed rate debt and $830.6 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at July 1, 2023, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $8.3 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of July 1, 2023 and December 31, 2022 were as follows (in thousands):

	July 1, 2023				December 31, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$280,000		$280,000	(1)	$282,500		$282,500	(1)
Tranche B term loans due 2026	549,009	(2)	539,401	(3)	668,532	(2)	636,777	(3)
5.25% senior notes due 2025	876,454	(4)	839,205	(3)	901,213	(4)	790,625	(3)
5.25% senior notes due 2027	$550,000		$470,250	(3)	$550,000		$420,558	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At July 1, 2023 and December 31, 2022, the face amount of the tranche B term loans was $550.6 million and $671.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At July 1, 2023 and December 31, 2022, the face amount of the 5.25% senior notes due 2025 was $875.6 million and $900.0 million, respectively.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 8.6% and 8.1% of our total net sales during the first two quarters of 2023 and 2022, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar. For example, our results of operations from our Green Giant frozen operations in Mexico have been negatively impacted during the first two quarters of 2023 as a result of the Mexican peso appreciating by nearly 14% against the U.S. dollar during the first two quarters of 2023.

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

During fiscal 2022 and the first two quarters of 2023, we continued to implement additional modules and transition recently acquired businesses into the enterprise resource planning (ERP) system that we use for substantially all of our operations other than our operations in Mexico. In connection with each implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of each such implementation, integration and transition. To date, the implementations, integrations and transitions have not materially affected our internal control over financial reporting.

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

Rule 10b5-1 Trading Arrangements. During the period covered by this report, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2023	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)