Form 10-Q
period 2023-09-30
B&G Foods, Inc.
filed 2023-11-09
CIK 1278027

As filed with the Securities and Exchange Commission on November 9, 2023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023 or

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

As of November 3, 2023, the registrant had 78,624,419 shares of common stock, par value $0.01 per share, issued and outstanding.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$359,926	$45,442
Trade accounts receivable, net	154,679	150,019
Inventories	644,060	726,468
Assets held for sale	68,823	51,314
Prepaid expenses and other current assets	44,123	37,550
Income tax receivable	9,100	8,024
Total current assets	1,280,711	1,018,817

Property, plant and equipment, net of accumulated depreciation of $413,352 and $390,821 as of September 30, 2023 and December 31, 2022, respectively	302,572	317,587
Operating lease right-of-use assets	68,688	65,809
Finance lease right-of-use assets	2,097	2,891
Goodwill	619,221	619,241
Other intangible assets, net	1,653,008	1,788,157
Other assets	20,262	19,088
Deferred income taxes	10,291	10,019
Total assets	$3,956,850	$3,841,609

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$182,191	$127,809
Accrued expenses	72,380	64,137
Current portion of operating lease liabilities	15,213	14,616
Current portion of finance lease liabilities	1,063	1,046
Current portion of long-term debt	555,439	50,000
Income tax payable	1,704	309
Dividends payable	14,938	13,617
Total current liabilities	842,928	271,534

Long-term debt, net of current portion	1,929,144	2,339,049
Deferred income taxes	268,903	288,712
Long-term operating lease liabilities, net of current portion	53,785	51,727
Long-term finance lease liabilities, net of current portion	996	1,795
Other liabilities	20,455	20,626
Total liabilities	3,116,211	2,973,443
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 78,624,419 and 71,668,144 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	786	717
Additional paid-in capital	60,455	—
Accumulated other comprehensive loss	(3,117)	(9,349)
Retained earnings	782,515	876,798
Total stockholders’ equity	840,639	868,166
Total liabilities and stockholders’ equity	$3,956,850	$3,841,609

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net sales	$502,734	$528,396	$1,484,185	$1,539,768
Cost of goods sold	388,896	422,635	1,153,835	1,256,222
Gross profit	113,838	105,761	330,350	283,546

Operating (income) and expenses:
Selling, general and administrative expenses	48,197	47,519	142,798	138,556
Amortization expense	5,197	5,427	15,649	16,009
Loss (gain) on sales of assets	—	—	85	(7,099)
Impairment of assets held for sale	132,949	103,625	132,949	103,625
Operating income (loss)	(72,505)	(50,810)	38,869	32,455

Other (income) and expenses:
Interest expense, net	35,859	31,874	111,108	88,617
Other income	(962)	(1,846)	(2,819)	(5,533)
Loss before income tax benefit	(107,402)	(80,838)	(69,420)	(50,629)
Income tax benefit	(24,661)	(21,255)	(647)	(14,958)
Net loss	$(82,741)	$(59,583)	$(68,773)	$(35,671)

Weighted average shares outstanding:
Basic	74,428	71,670	72,815	70,068
Diluted	74,428	72,018	72,815	70,440

Loss per share:
Basic	$(1.11)	$(0.83)	$(0.94)	$(0.51)
Diluted	$(1.11)	$(0.83)	$(0.94)	$(0.51)

Cash dividends declared per share	$0.190	$0.475	$0.570	$1.425

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net loss	$(82,741)	$(59,583)	$(68,773)	$(35,671)

Other comprehensive income (loss):
Foreign currency translation adjustments	(3,492)	(5,492)	6,247	(6,534)
Pension (loss) gain, net of tax	(9)	20	(15)	61
Other comprehensive income (loss)	(3,501)	(5,472)	6,232	(6,473)
Comprehensive loss	$(86,242)	$(65,055)	$(62,541)	$(42,144)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of September 30, 2023

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	71,668,144	$717	$—	$(9,349)	$876,798	$868,166
Foreign currency translation	—	—	—	5,160	—	5,160
Net income	—	—	—	—	3,415	3,415
Share-based compensation	—	—	664	—	—	664
Issuance of common stock for share-based compensation	557,558	5	(1,666)	—	—	(1,661)
Cancellation of restricted stock for tax withholding upon vesting	(13,488)	—	(205)	—	—	(205)
Cancellation of restricted stock upon forfeiture	(414)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	1,207	—	(14,927)	(13,720)
Balance at April 1, 2023	72,211,800	$722	$—	$(4,189)	$865,286	$861,819
Foreign currency translation	—	—	—	4,579	—	4,579
Change in pension benefit (net of $5 of income taxes)	—	—	—	(6)	—	(6)
Net income	—	—	—	—	10,553	10,553
Share-based compensation	—	—	3,166	—	—	3,166
Issuance of common stock for share-based compensation	82,917	1	(1)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(960)	—	(13)	—	—	(13)
Cancellation of restricted stock upon forfeiture	(2,184)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(3,152)	—	(10,583)	(13,735)
Balance at July 1, 2023	72,291,573	$723	$—	$384	$865,256	$866,363
Foreign currency translation	—	—	—	(3,492)	—	(3,492)
Change in pension benefit (net of $3 of income taxes)	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(82,741)	(82,741)
Share-based compensation	—	—	1,887	—	—	1,887
Issuance of common stock in ATM offering	6,332,846	63	73,506	—	—	73,569
Dividends declared on common stock, $0.19 per share	—	—	(14,938)	—	—	(14,938)
Balance at September 30, 2023	78,624,419	$786	$60,455	$(3,117)	$782,515	$840,639

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 30,	October 1,
	2023	2022
Cash flows from operating activities:
Net loss	$(68,773)	$(35,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,586	61,065
Amortization of operating lease right-of-use assets	13,325	12,539
Amortization of deferred debt financing costs and bond discount/premium	5,691	3,530
Deferred income taxes	(18,940)	(27,415)
Impairment of assets held for sale	132,949	103,625
Loss (gain) on sales of assets	775	(7,094)
Gain on extinguishment of debt	(1,368)	—
Share-based compensation expense	5,452	2,984
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(4,634)	(31,876)
Inventories	3,316	(206,704)
Prepaid expenses and other current assets	(5,446)	(8,926)
Income tax receivable/payable, net	524	(10,154)
Other assets	(1,104)	(1,379)
Trade accounts payable	52,291	101,108
Accrued expenses	(10,770)	(5,856)
Other liabilities	(193)	1,816
Net cash provided by (used in) operating activities	155,681	(48,408)

Cash flows from investing activities:
Capital expenditures	(16,946)	(17,421)
Proceeds from sales of assets	51,652	10,430
Payments for acquisition of businesses, net of cash acquired	—	(27,290)
Net cash provided by (used in) investing activities	34,706	(34,281)

Cash flows from financing activities:
Repurchases of senior notes	(42,900)	—
Repayments of borrowings under term loan facility	(121,000)	—
Proceeds from issuance of senior secured notes	550,000	—
Repayments of borrowings under revolving credit facility	(422,500)	(182,500)
Borrowings under revolving credit facility	140,000	330,000
Proceeds from issuance of common stock, net	73,826	65,233
Dividends paid	(41,073)	(99,312)
Proceeds from exercise of stock options	—	60
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,879)	(4,041)
Payments of debt financing costs	(10,213)	—
Net cash provided by financing activities	124,261	109,440

Effect of exchange rate fluctuations on cash and cash equivalents	(164)	(377)
Net increase in cash and cash equivalents	314,484	26,374

Cash and cash equivalents at beginning of period	45,442	33,690
Cash and cash equivalents at end of period	$359,926	$60,064

Supplemental disclosures of cash flow information:
Cash interest payments	$103,906	$79,891
Cash income tax payments	$17,763	$22,908
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$14,938	$34,043
Accruals related to purchases of property, plant and equipment	$2,502	$1,197
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,810	$2,851

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 30, 2023 (third quarter and first three quarters of 2023) and October 1, 2022 (third quarter and first three quarters of 2022) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 30, 2023, and the results of our operations, comprehensive loss, changes in stockholders’ equity and cash flows for the third quarter and first three quarters of 2023 and 2022. Our results of operations for the third quarter and first three quarters of 2023 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2022 filed with the SEC on February 28, 2023 (which we refer to as our 2022 Annual Report on Form 10-K).

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

January 3, 2023
Cash received	$51,414
Less:
Assets sold:
Trademarks — indefinite-lived intangible assets	109,900
Goodwill	29,500
Customer relationships — finite-lived intangible assets	11,025
Inventories	7,323
Impairment of assets held for sale	(106,434)
Total assets sold	51,314
Expenses of sale	185
Pre-tax loss on sale of assets	$(85)

As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income taxes by $14.7 million.

Divestiture of Green Giant U.S. Shelf-Stable Product Line

See Note 19, “Subsequent Events.”

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

During the third quarter of 2023, we reclassified $82.3 million of inventories to assets held for sale. See Note 18, “Assets Held for Sale.”

Inventories consist of the following, as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and packaging	$107,226	$126,947
Work-in-process	148,440	208,183
Finished goods	388,394	391,338
Inventories	$644,060	$726,468

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$4,722	$2,078	$6,800	$4,382	$2,418
Customer relationships	386,172	193,999	192,173	396,565	184,966	211,599
Total finite-lived intangible assets	$392,972	$198,721	$194,251	$403,365	$189,348	$214,017

Indefinite-Lived Intangible Assets
Goodwill			$619,221			$619,241
Trademarks			1,458,757			1,574,140
Total indefinite-lived intangible assets			$2,077,978			$2,193,381

Total goodwill and other intangible assets			$2,272,229			$2,407,398

Amortization expense associated with finite-lived intangible assets was $5.2 million and $15.6 million for the third quarter and first three quarters of 2023, respectively, and $5.4 million and $16.0 million for the third quarter and first three quarters of 2022, respectively, and is recorded in operating expenses. We expect to recognize an additional $5.2 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2023, and thereafter $20.4 million in each of fiscal 2024 and fiscal 2025, $19.7 million in fiscal 2026, $14.8 million in fiscal 2027, and $12.9 million in fiscal 2028.

In connection with the divestiture of our Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $132.9 million during the third quarter of 2023. See Note 18, “Assets Held for Sale,” and Note 19, “Subsequent Events.”

During the third quarter of 2022, we reclassified the assets of our Back to Nature business as assets held for sale because we decided to divest the business, which became no longer core to our overall business or long-term strategy. As a result, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.4 million of inventories to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million during the third quarter of 2022. On January 3, 2023, we completed the sale of the Back to Nature business.

During the third quarter of 2023, we impaired brand assets relating to our Green Giant U.S. shelf-stable product line, and during third quarter of 2022, we partially impaired the Back to Nature brand. If operating results for any of our brands, including recently impaired brands and newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2022 Annual Report on Form 10-K.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Revolving credit loans	$—	$282,500
Tranche B term loans due 2026	550,625	671,625
5.25% senior notes due 2025	855,439	900,000
5.25% senior notes due 2027	550,000	550,000
8.00% senior secured notes due 2028	550,000	—
Unamortized deferred debt financing costs	(17,946)	(13,196)
Unamortized discount/premium	(3,535)	(1,880)
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,484,583	2,389,049
Current portion of long-term debt	(555,439)	(50,000)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium, and excluding current portion	$1,929,144	$2,339,049

As of September 30, 2023, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2023 remaining	$555,439
2024	—
2025	300,000
2026	550,625
2027	550,000
Thereafter	550,000
Total	$2,506,064

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

During the first quarter of 2023, we made a mandatory prepayment of $50.0 million principal amount of tranche B term loans with proceeds from the Back to Nature sale and optional prepayments of $71.0 million of tranche B term loans from cash on hand. Following the prepayments, as of September 30, 2023, $550.6 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2026.

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

As of September 30, 2023, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $5.0 million, was $795.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. On June 28, 2022, we amended our credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility. The amendment provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), increased from 7.00 to 1.00 to 7.50 to 1.00 for the quarter ended July 2, 2022, and then increased to 8.00 to 1.00 for the quarter ended October 1, 2022 through the quarter ending September 30, 2023. The maximum consolidated leverage ratio will decrease to 7.50 to 1.00 for the quarter ending December 30, 2023 before returning to 7.00 to 1.00 for the quarters ending March 30, 2024 and thereafter. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of September 30, 2023, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

We may also, from time to time, seek to retire the 5.25% senior notes due 2025 through cash repurchases of the 5.25% senior notes due 2025 and/or exchanges of the 5.25% senior notes due 2025 for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. For example, during the second quarter of 2023, we repurchased $24.4 million aggregate principal amount of the 5.25% senior notes due 2025 in open market purchases at an average discounted repurchase price of 95.74% of such principal amount plus accrued and unpaid interest. This resulted in a pre-tax gain on extinguishment of debt in our second quarter of 2023 of $0.8 million, net of the accelerated amortization of deferred debt financing costs of $0.2 million, which is included in interest expense. As of September 30, 2023, $855.4 million aggregate principal amount of the 5.25% senior notes due 2025 remained outstanding. We used the net proceeds from the issuance of our 8.00% senior secured notes due 2028, together with cash on hand, to redeem $555.4 million aggregate principal amount of our 5.25% senior notes due 2025 on October 12, 2023 and to pay related fees and expenses. As of the date of this report, $300.0 million aggregate principal amount of the 5.25% senior notes due 2025 remain outstanding.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of September 30, 2023, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of September 30, 2023, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

8.00% Senior Secured Notes due 2028. On September 26, 2023, we issued $550.0 million aggregate principal amount of 8.00% senior secured notes due 2028 at a price of 99.502%.

The net proceeds from the offering were $538.3 million after deducting discounts, fees and expenses related to the offering. We used the net proceeds of the offering, together with cash on hand, to redeem $555.4 million aggregate principal amount of our 5.25% senior notes due 2025 on October 12, 2023 and to pay related fees and expenses.

Interest on the 8.00% senior secured notes due 2028 is payable on March 15 and September 15 of each year, commencing March 15, 2024. The 8.00% senior secured notes due 2028 will mature on September 15, 2028, unless earlier retired or redeemed as described below.

We may redeem some or all of the 8.00% senior secured notes due 2028 at a redemption price of 104.00% of the principal amount beginning September 15, 2025 and thereafter at prices declining annually to 102.00% on September 15, 2026 and 100.00% on or after September 15, 2027, in each case plus accrued and unpaid interest to (but not including) the date of redemption. We may redeem up to 40% of the aggregate principal amount of the 8.00% senior secured notes due 2028 prior to September 15, 2025 at a redemption price of 108.00% plus accrued and unpaid interest to (but not including) the date of redemption with the net proceeds from certain equity offerings. We may also redeem some or all of the 8.00% senior secured notes due 2028 at any time prior to September 15, 2025 at a redemption price equal to the make-whole amount set forth in the indenture plus accrued and unpaid interest to (but not including) the date of redemption. In addition, if we undergo a change of control, we may be required to offer to repurchase the 8.00% senior secured notes due 2028 at 101.00% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

We may also, from time to time, seek to retire the 8.00% senior secured notes due 2028 through cash repurchases of the 8.00% senior secured notes due 2028 and/or exchanges of the 8.00% senior secured notes due 2028 for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The 8.00% senior secured notes due 2028 are our senior secured obligations and are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries). The 8.00% senior secured notes due 2028 have the same guarantors as our credit agreement. The 8.00% senior secured notes due 2028 and the related guarantees are secured by, subject to permitted liens, first-priority security interests in certain collateral (which generally includes most of our and our guarantors’ right or interest in or to property of any kind, except for our and our guarantors’ real property and certain intangible assets), which assets also secure (and will continue to secure) our credit agreement on a pari passu basis. Pursuant to the terms of the indenture, the related collateral agreement and an intercreditor agreement, the 8.00% senior secured notes due 2028 and the guarantees rank (1) pari passu (equally and ratably) in right of payment to all of our and the guarantors’ existing and future senior debt, including existing and future senior debt under our existing or any future senior secured credit agreement (including the term loan borrowings under our existing senior secured credit facility, any obligations under our existing revolving credit facility and all other borrowings and obligations under our credit agreement), (2) effectively senior in right of payment to our and such guarantors’ existing and future senior unsecured debt, including our 5.25% senior notes due 2025 and 5.25% senior notes due 2027 to the extent of the value of the collateral, (3) effectively junior to our and the guarantors’ future secured debt, secured by assets that do not constitute collateral, to the extent of the value of the collateral securing such debt, (4) senior in right of payment to our and such guarantors’ other existing and future subordinated debt and (5) structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 8.00% senior secured notes due 2028.

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of September 30, 2023, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

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

Accrued Interest. At September 30, 2023 and December 31, 2022, accrued interest of $24.6 million and $21.7 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023				December 31, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$—		$—	(1)	$282,500		$282,500	(1)
Tranche B term loans due 2026	549,118	(2)	540,195	(3)	668,532	(2)	636,777	(3)
5.25% senior notes due 2025	856,150	(4)	839,027	(3)	901,213	(4)	790,625	(3)
5.25% senior notes due 2027	550,000		459,250	(3)	550,000		420,558	(3)
8.00% senior secured notes due 2028	$547,261	(5)	$547,945	(3)	$—		$—
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At September 30, 2023 and December 31, 2022, the face amount of the tranche B term loans was $550.6 million and $671.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At September 30, 2023 and December 31, 2022, the face amount of the 5.25% senior notes due 2025 was $855.4 million and $900.0 million, respectively. During the fourth quarter of 2023, we redeemed $555.4 million aggregate principal amount of our 5.25% senior notes due 2025. See Note 6, “Long-Term Debt,” and Note 19, “Subsequent Events,” for additional information.
(5)	The carrying value of 8.00% senior secured notes due 2028 includes a discount. At September 30, 2023, the face amount of 8.00% senior secured notes due 2028 was $550.0 million.

There was no Level 3 activity during the third quarter or first three quarters of 2023 or 2022.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the third quarter and first three quarters of 2023 and 2022 were as follows (in thousands):

	Amounts Reclassified from AOCL		Amounts Reclassified from AOCL		Affected Line Item in
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		the Statement Where
	September 30,	October 1,	September 30,	October 1,	Net Loss
Details about AOCL Components	2023	2022	2023	2022	is Presented
Defined benefit pension plan items
Amortization of unrecognized (gain) loss	$(12)	$27	$(23)	$81	See (1) below
Accumulated other comprehensive (gain) loss before tax	(12)	27	(23)	81	Total before tax
Tax benefit (expense)	3	(7)	8	(20)	Income tax benefit
Total reclassification	$(9)	$20	$(15)	$61	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCL for the first three quarters of 2023 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 31, 2022	$2,445	$(11,794)	$(9,349)
Other comprehensive income before reclassifications	—	6,247	6,247
Amounts reclassified from AOCL	(15)	—	(15)
Net current period other comprehensive (loss) income	(15)	6,247	6,232
Balance at September 30, 2023	$2,430	$(5,547)	$(3,117)

(9)Stockholders’ Equity

At-The-Market Equity Offering Program. We did not sell any shares of our common stock under our “at-the-market” (ATM) equity offering program during the first two quarters of 2023.

During the third quarter of 2023, we sold 6,332,846 shares of our common stock under our ATM equity offering program. We generated $75.3 million in gross proceeds, or $11.90 per share, from the sales and paid commissions to the sales agents of approximately $1.5 million and incurred other fees and expenses. We used a portion of the proceeds to repurchase $20.2 million aggregate principal amount of our 5.25% senior notes due 2025 in open market purchases at a discounted repurchase price of $19.5 million (or 96.92% of such principal amount) plus accrued and unpaid interest of $0.4 million. We used the remaining net proceeds to repay or redeem long-term debt and to pay offering fees and expenses.

During the first quarter of 2022, we sold 112,353 shares of our common stock under the ATM equity offering program. We generated $3.3 million in gross proceeds, or $29.37 per share, from the sales and paid commissions to the sales agents of approximately $0.1 million. During the second quarter of 2022, we sold 2,739,568 shares of our common stock under the ATM equity offering program. We generated $63.2 million in gross proceeds, or $23.08 per share, from the sales and paid commissions to the sales agents of approximately $1.3 million and incurred other fees and expenses of approximately $0.1 million. During the third quarter of 2022, we sold 1,421 shares of our common stock under the ATM equity offering program. We generated less than $0.1 million in gross proceeds, or $22.16 per share, from the sales and paid commissions to the sales agents and incurred fees and expenses totaling less than $0.1 million. We used the net proceeds from shares sold under the ATM equity offering program during the first three quarters of 2022 to repay revolving credit loans, to pay offering fees and expenses, and for general corporate purposes.

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

As of September 30, 2023, 3,667,154 shares of our common stock remain authorized and available for issuance under our ATM equity offering program.

Omnibus Incentive Compensation Plan. At the annual meeting of stockholders of B&G Foods held on May 17, 2023, our stockholders approved an amendment to our Omnibus Incentive Compensation Plan. Upon the recommendation of our compensation committee, our board of directors had previously adopted the amendment to our Omnibus Plan, subject to stockholder approval. The amendment increases the number of shares of common stock available for grant under the Omnibus Plan by 5,000,000. As of September 30, 2023, 5,432,804 shares of common stock remained available for grant under the Omnibus Plan.

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of September 30, 2023, we had four company-sponsored defined benefit pension plans covering approximately 23% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the third quarter and first three quarters of 2023 and 2022 includes the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Service cost—benefits earned during the period	$1,305	$2,191	$3,898	$6,679
Interest cost on projected benefit obligation	1,858	1,364	5,576	4,100
Expected return on plan assets	(2,809)	(3,236)	(8,372)	(9,709)
Amortization of unrecognized (gain) loss	(12)	27	(23)	81
Net periodic pension cost	$342	$346	$1,079	$1,151

During the first three quarters of 2023, we made contributions to our company-sponsored defined benefit pension plans of $2.5 million, and during the first three quarters of 2022, we did not make any contributions to our company-sponsored defined benefit pension plans. We do not anticipate making any additional contributions during the remainder of fiscal 2023.

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

In connection with the closure and sale of the Portland, Maine manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. Accordingly, the present value of the remaining payments amounting to $13.0 million as of September 30, 2023 is reflected as a liability on our unaudited consolidated balance sheet.

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

Our operating and finance leases are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	September 30,	December 31,
	2023	2022
Right-of-use assets:
Operating lease right-of-use assets	$68,688	$65,809
Finance lease right-of-use assets	2,097	2,891
Total lease right-of-use assets	$70,785	$68,700

Operating lease liabilities:
Current portion of operating lease liabilities	$15,213	$14,616
Long-term operating lease liabilities, net of current portion	53,785	51,727
Total operating lease liabilities	$68,998	$66,343

Finance lease liabilities:
Current portion of finance lease liabilities	$1,063	$1,046
Long-term finance lease liabilities, net of current portion	996	1,795
Total finance lease liabilities	$2,059	$2,841

The following table shows supplemental information related to leases (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,467	$4,311	$13,549	$12,505
Cash paid for amounts included in the measurement of finance lease liabilities	$275	$—	$824	$—

The components of operating lease costs were as follows:
Cost of goods sold	$2,682	$2,720	$8,146	$7,569
Selling, general and administrative expenses	1,738	1,646	5,179	4,970
Total operating lease costs	$4,420	$4,366	$13,325	$12,539

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$264	$264	$794	$373
Interest on finance lease liabilities	12	19	42	27
Total finance lease costs	$276	$283	$836	$400

Total net lease costs	$4,696	$4,649	$14,161	$12,939

Total rent expense was $5.0 million, including the operating lease costs of $4.4 million stated above, for the third quarter of 2023 and $15.1 million, including the operating lease costs of $13.3 million stated above, for the first three quarters of 2023. Total rent expense was $4.9 million, including the operating lease costs of $4.4 million stated

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

above, for the third quarter of 2022 and $14.0 million, including the operating lease costs of $12.5 million stated above, for the first three quarters of 2022.

Because none of our operating or finance leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	September 30,	December 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	5.2	5.3
Finance lease	2.0	2.7
Weighted average discount rate
Operating leases	3.57%	2.72%
Finance lease	2.30%	2.30%

As of September 30, 2023, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2023 remaining	$4,276	$275	$4,551
2024	17,435	1,099	18,534
2025	17,241	732	17,973
2026	12,691	—	12,691
2027	8,892	—	8,892
Thereafter	15,192	—	15,192
Total undiscounted future minimum lease payments	75,727	2,106	77,833
Less: Imputed interest	(6,729)	(47)	(6,776)
Total present value of future lease liabilities	$68,998	$2,059	$71,057

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first three quarters of 2023 or 2022 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of September 30, 2023, 1,505 of our 2,883 employees, or approximately 52.2%, were covered by collective bargaining agreements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of the date of this report, two of our collective bargaining agreements are scheduled to expire in the next twelve months. The collective bargaining agreement for our Brooklyn, New York facility, which covers approximately 41 employees, is scheduled to expire on December 31, 2023, and the collective bargaining agreement for our Terre Haute, Indiana facility, which covers approximately 109 employees, is scheduled to expire on March 30, 2024.

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

(13)	Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the third quarter of 2022, there were 827,730 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been antidilutive on diluted loss per share.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Weighted average shares outstanding:
Basic	74,427,869	71,670,121	72,814,702	70,068,018
Net effect of potentially dilutive share-based compensation awards(1)	—	347,970	—	372,415
Diluted	74,427,869	72,018,091	72,814,702	70,440,433

(1)	For the third quarter and first three quarters of 2023, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect was antidilutive.

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 61.0% and 60.3% of consolidated net sales for the first three quarters of 2023 and 2022, respectively. Other than Walmart, which accounted for approximately 29.1% and 27.6% of our consolidated net sales for the first three quarters of 2023 and 2022, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2023 or 2022.

Our top ten customers accounted for approximately 60.1% and 60.3% of our consolidated trade accounts receivables as of September 30, 2023 and December 31, 2022, respectively. Other than Walmart, which accounted for approximately 28.4% and 30.6% of our consolidated trade accounts receivables as of September 30, 2023 and December 31, 2022, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of September 30, 2023, we do not believe we have any significant concentration of credit risk with respect to our

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first three quarters of 2023 and 2022, our sales to customers in foreign countries represented approximately 8.7% and 8.2%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

(15)	Share-Based Payments

The following table details our stock option activity for the first three quarters of fiscal 2023 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 31, 2022	820,141	$31.38	6.24	$—
Granted	949,995	$20.00
Exercised	—	$—
Forfeited	—	$—
Expired	(24,386)	$37.04
Outstanding at September 30, 2023	1,745,750	$25.11	7.69	$—
Exercisable at September 30, 2023	566,873	$30.05	4.86	$—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. However, a portion of the options granted during the first quarter of 2023 were granted with exercise prices significantly above the closing price on the date of grant. For those options, we modified the method for determining the expected term and adjusted to or towards the full remaining contractual life. The risk-free interest rate for the expected term of options is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model for options granted during the first three quarters of 2023 and 2022 were as follows:

	2023	2022
Weighted average grant date fair value	$2.71	$3.73
Expected volatility	39.6% - 43.3%	39.5%
Expected term	5.5 years - 8.3 years	5.5 years
Risk-free interest rate	3.6% - 3.7%	3.0%
Dividend yield	5.4% - 5.9%	8.5%

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first three quarters of 2023:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 31, 2022	1,072,274	$20.26
Granted	998,191	$13.00
Vested	(360,926)	$10.84
Forfeited	(102,771)	$29.32
Outstanding at September 30, 2023	1,606,768	$17.29
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 233.333% or 300%, as applicable, of the target number of performance shares).

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the activity in our restricted stock for the first three quarters of 2023:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 31, 2022	83,294	$26.51
Granted	329,821	$15.17
Vested	(40,944)	$24.66
Forfeited	(2,598)	$18.63
Outstanding at September 30, 2023	369,573	$16.65
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the third quarter and first three quarters of 2023 and 2022 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Number of performance shares vested	—	—	360,926	337,284
Shares withheld for tax withholding	—	—	(131,803)	(125,152)
Shares of common stock issued for performance share LTIAs	—	—	229,123	212,132
Shares of common stock issued upon the exercise of stock options	—	—	—	2,227
Shares of common stock issued to non-employee directors for annual equity grants	—	—	81,531	46,773
Shares of restricted common stock issued to employees	—	—	329,821	49,444
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	—	(468)	(14,448)	(12,589)
Shares of restricted stock cancelled upon forfeiture	—	(1,067)	(2,598)	(2,748)
Net shares of common stock issued	—	(1,535)	623,429	295,239

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the third quarter and first three quarters of 2023 and 2022 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
Consolidated Statements of Operations Location	2023	2022	2023	2022
Compensation expense included in cost of goods sold	$526	$95	$1,260	$534
Compensation expense included in selling, general and administrative expenses	1,625	641	4,192	2,450
Total compensation expense for share-based payments	$2,151	$736	$5,452	$2,984

As of September 30, 2023, there was $9.2 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.3 years, $4.5 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.5 years, and $2.6 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 4.3 years.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(16)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Brand:(1)(2)
Crisco	$82,370	$98,508	$221,821	$249,440
Clabber Girl(3)	34,024	25,883	88,959	65,973
Back to Nature(4)	1,838	11,922	5,302	39,228
All Other Specialty Brands Total	60,474	58,178	179,084	173,444
Specialty Brands Total	178,706	194,491	495,166	528,085

Green Giant - Frozen(5)	69,987	81,790	239,171	262,188
Green Giant - Shelf-Stable	31,142	32,037	78,702	82,599
Green Giant - Le Sueur	9,927	10,511	27,151	27,907
Frozen & Vegetables Brands Total	111,056	124,338	345,024	372,694

Ortega	36,896	38,551	110,973	116,935
Maple Grove Farms of Vermont	20,063	19,588	64,565	62,874
Cream of Wheat	17,674	18,322	55,920	56,589
All Other Meals Brands Total	41,515	41,973	120,782	119,524
Meals Brands Total	116,148	118,434	352,240	355,922

Spices & Seasonings(6)	70,330	63,074	204,969	193,694
Dash	14,498	15,666	49,308	49,922
All Other Spices & Flavor Solutions Brands	11,996	12,393	37,478	39,451
Spices & Flavor Solutions Brands Total	96,824	91,133	291,755	283,067

Total Net Sales	$502,734	$528,396	$1,484,185	$1,539,768
(1)	Table includes net sales for each of our brands whose net sales for the first three quarters of 2023 or 2022 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate by category.
(2)	Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(3)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.
(4)	We completed the Back to Nature sale on January 3, 2023. See Note 3, “Acquisitions and Divestitures.” Net sales for the third quarter and first three quarters of 2023 includes net sales of certain Back to Nature products not part of the divestiture that we will soon transition to another brand name.
(5)	For the third quarter and first three quarters of 2023, includes net sales from the Yuma acquisition, which was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(6)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.

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

(18)	Assets Held for Sale

During the third quarter of 2023, we reclassified $201.8 million of assets related to our Green Giant U.S. shelf-stable product line as assets held for sale because we have decided to divest the product line, which is no longer core to our overall business or long-term strategy. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $132.9 million during the third quarter of 2023. On November 8, 2023, we completed the sale of the Green Giant U.S. shelf-stable product line. See Note 19, “Subsequent Events.”

The following table sets forth the assets held for sale at September 30, 2023 relating to the sale of the Green Giant U.S. shelf-stable product line (in thousands):

September 30, 2023
Trademarks — indefinite-lived intangible assets	$115,340
Customer relationships — finite-lived intangible assets	4,111
Inventories	82,321
Assets held for sale before impairments	201,772
Impairments of assets held for sale	(132,949)
Assets held for sale	$68,823

(19)	Subsequent Events

Partial Redemption of 5.25% Senior Notes due 2025; Revolving Credit Facility Borrowings. On October 12, 2023, we redeemed $555.4 million aggregate principal amount of our 5.25% senior notes due 2025 using the net proceeds of the offering of 8.00% senior secured notes due 2028 (that we completed on September 26, 2023) together with cash on hand. As a result of the partial redemption of our 5.25% senior notes due 2025, we expect to recognize a loss on extinguishment of debt of approximately $1.0 million in the fourth quarter of 2023.

Late in the third quarter of 2023, we used a portion of the net proceeds of the 8.00% senior secured notes offering to temporarily repay all outstanding revolving loans under our credit agreement pending the partial redemption date for the 5.25% senior notes due 2025. We therefore reborrowed those net proceeds under our revolving credit agreement on October 12, 2023 in connection with the partial redemption of the 5.25% senior notes due 2025.

Following the partial redemption and as of November 8, 2023, $300.0 million aggregate principal amount of the 5.25% senior notes due 2025 remain outstanding and $300.0 million aggregate principal amount of revolving loans are outstanding under our credit agreement.

Divestiture of Green Giant U.S. Shelf-Stable Product Line. On November 8, 2023, we completed the sale of our Green Giant U.S. shelf-stable product line to Seneca Foods Corporation. The sale did not include our Green Giant frozen business, Green Giant Canada business or the Le Sueur brand. Because we retained the Green Giant trademarks, we have agreed to license the Green Giant trademarks to Seneca on a perpetual, royalty-free basis for use in connection with the Green Giant U.S. shelf-stable product line. We have also agreed to provide certain transition services associated with the Green Giant U.S. shelf-stable product line to Seneca for up to approximately six months. See Note 18, “Assets Held for Sale.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 30, 2023 (third quarter and first three quarters of 2023) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2022 (fiscal 2022) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2023 (which we refer to as our 2022 Annual Report on Form 10-K).

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

On January 3, 2023, we completed the sale of the Back to Nature business. We refer to this divestiture in this report as the “Back to Nature sale” or “Back to Nature divestiture.” On November 8, 2023, we completed the sale of the Green Giant U.S. shelf-stable product line. These divestitures affect comparability between periods.

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

We experienced material net cost increases for raw materials during fiscal 2022 due to a number of factors, including the war in Ukraine and the ongoing COVID-19 pandemic, and anticipate raw materials costs to remain elevated during the remainder of fiscal 2023 and into fiscal 2024. We are currently locked into our supply and prices for all of our most significant raw material commodities through the end of fiscal 2023.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. Freight rates increased significantly during the fourth quarter of 2020 throughout fiscal 2021 and fiscal 2022. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2021 and 2022, we were able to offset a portion of the freight cost increases through pricing, which included both list price increases and trade spend optimization. Although freight rates have begun to decline, we expect freight rates to remain elevated during the remainder of fiscal 2023 and into fiscal 2024.

In addition, during the past several years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging and distribution costs. We plan to continue managing inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, when necessary, by raising prices. Beginning in the fourth quarter of 2022 through the third quarter of 2023, we have seen improvements in our gross profit and gross profit margins as our net pricing has begun to catch up with input cost increases. However, to the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2023 and 2022, our net sales to customers in foreign countries represented approximately 8.7% and 8.2%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of

Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements. For example, our results of operations from our Green Giant frozen operations in Mexico have been negatively impacted during the first three quarters of 2023 as a result of the Mexican peso appreciating by nearly 12% against the U.S. dollar during the first three quarters of 2023.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. We also expect to realize a cash tax benefit for future bonus depreciation on certain business additions, which, together with the reduced income tax rate, we expect to reduce our cash income tax payments. Our consolidated effective tax rate was approximately 0.9% and 29.5% for the first three quarters of 2023 and 2022, respectively.

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

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our tax rates in fiscal 2022 or the first three quarters of 2023.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2023 and 2022 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.4%	80.0%	77.7%	81.6%
Gross profit	22.6%	20.0%	22.3%	18.4%

Operating (income) and expenses:
Selling, general and administrative expenses	9.6%	9.0%	9.6%	9.0%
Amortization expense	1.0%	1.0%	1.1%	1.1%
Loss (gain) on sales of assets	—%	—%	—%	(0.5)%
Impairment of assets held for sale	26.4%	19.6%	9.0%	6.7%
Operating income (loss)	(14.4)%	(9.6)%	2.6%	2.1%

Other (income) and expenses:
Interest expense, net	7.1%	6.0%	7.5%	5.8%
Other income	(0.1)%	(0.3)%	(0.2)%	(0.4)%
Loss before income tax benefit	(21.4)%	(15.3)%	(4.7)%	(3.3)%
Income tax benefit	(4.9)%	(4.0)%	(0.1)%	(1.0)%
Net loss	(16.5)%	(11.3)%	(4.6)%	(2.3)%

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

Non-GAAP Financial Measures

Certain disclosures in this report include non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows.

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

A reconciliation of net sales to base business net sales for the third quarter and first three quarters of 2023 and 2022 follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net sales	$502,734	$528,396	$1,484,185	$1,539,768
Net sales from acquisitions(1)	—	—	(550)	—
Net sales from discontinued or divested brands(2)	9	(10,146)	40	(34,642)
Base business net sales	$502,743	$518,250	$1,483,675	$1,505,126
(1)	Reflects net sales from the Yuma acquisition, for which there is no comparable period of net sales during the first four months of the first three quarters of 2022. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(2)	For the third quarter and first three quarters of 2022, reflects net sales of the Back to Nature brand, which was sold on January 3, 2023, and net sales of the SnackWell’s and Farmwise brands, which have been discontinued. For the third quarter and first three quarters of 2023, reflects a net credit paid to customers relating to the discontinued brands.

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

Reconciliations of net loss and net cash provided by (used in) operating activities to EBITDA and adjusted EBITDA for the third quarter and first three quarters of 2023 and 2022 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net loss	$(82,741)	$(59,583)	$(68,773)	$(35,671)
Income tax benefit	(24,661)	(21,255)	(647)	(14,958)
Interest expense, net(1)	35,859	31,874	111,108	88,617
Depreciation and amortization	17,282	20,766	52,586	61,065
EBITDA	(54,261)	(28,198)	94,274	99,053
Acquisition/divestiture-related and non-recurring expenses(2)	1,716	4,785	3,912	9,575
Loss (gain) on sales of assets, net of facility closure costs(3)	—	—	85	(4,928)
Impairment of assets held for sale(4)	132,949	103,625	132,949	103,625
Adjusted EBITDA	$80,404	$80,212	$231,220	$207,325

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$23,304	$(69,535)	$155,681	$(48,408)
Income tax benefit	(24,661)	(21,255)	(647)	(14,958)
Interest expense, net(1)	35,859	31,874	111,108	88,617
Gain on extinguishment of debt(1)	582	—	1,368	—
(Loss) gain on sales of assets(3)	(598)	(19)	(775)	7,094
Deferred income taxes	34,037	27,945	18,940	27,415
Amortization of deferred debt financing costs and bond discount/premium	(1,007)	(1,184)	(5,691)	(3,530)
Share-based compensation expense	(2,151)	(736)	(5,452)	(2,984)
Changes in assets and liabilities, net of effects of business combinations	13,323	108,337	(47,309)	149,432
Impairment of assets held for sale(4)	(132,949)	(103,625)	(132,949)	(103,625)
EBITDA	(54,261)	(28,198)	94,274	99,053
Acquisition/divestiture-related and non-recurring expenses(2)	1,716	4,785	3,912	9,575
Loss (gain) on sales of assets, net of facility closure costs(3)	—	—	85	(4,928)
Impairment of assets held for sale(4)	132,949	103,625	132,949	103,625
Adjusted EBITDA	$80,404	$80,212	$231,220	$207,325

Adjusted Net Income and Adjusted Diluted Earnings Per Share. Adjusted net income and adjusted diluted earnings per share are non-GAAP financial measures used by management to measure operating performance. We define adjusted net income and adjusted diluted earnings per share as net income (loss) and diluted earnings (loss) per share adjusted for certain items that affect comparability. These non-GAAP financial measures reflect adjustments to net income (loss) and diluted earnings (loss) per share to eliminate the items identified in the reconciliation below. This information is provided in order to allow investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because we cannot predict the timing and amount of these items, management does not consider these items when evaluating our company’s performance or when making decisions regarding allocation of resources.

A reconciliation of net loss to adjusted net income and adjusted diluted earnings per share for the third quarter and first three quarters of 2023 and 2022 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net loss	$(82,741)	$(59,583)	$(68,773)	$(35,671)
Gain on extinguishment of debt(1)	(582)	—	(1,368)	—
Acquisition/divestiture-related and non-recurring expenses(2)	1,716	4,785	3,912	9,575
Loss (gain) on sales of assets, net of facility closure costs(3)	—	—	85	(4,928)
Impairment of assets held for sale(4)	132,949	103,625	132,949	103,625
Credit agreement amendment fee(5)	—	—	—	1,600
Tax adjustment related to Back to Nature divestiture(6)	—	—	14,736	—
Tax effects of non-GAAP adjustments(7)	(30,846)	(26,560)	(31,213)	(26,919)
Adjusted net income	$20,496	$22,267	$50,328	$47,282
Adjusted diluted earnings per share	$0.27	$0.31	$0.69	$0.67
(1)	Net interest expense for the third quarter and first three quarters of 2023 were reduced by $0.6 million and $1.4 million, respectively, as a result of gains on extinguishment of debt related to our repurchases of $20.2 million aggregate principal amount and $44.6 million aggregate principal amount, respectively, of our 5.25% senior notes due 2025 in open market purchases during the third quarter and first three quarters of 2023 at discounted repurchase prices, which resulted in pre-tax gains of $0.6 million and $1.4 million, respectively, net of the accelerated amortization of deferred debt financing costs of $0.1 million and $0.3 million, respectively, for the third quarter and first three quarters of 2023.
(2)	Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2023 of $1.7 million (or $1.3 million, net of tax) and $3.9 million (or $3.0 million, net of tax), respectively, primarily includes acquisition and integration expenses for the Crisco acquisition and divestiture-related expenses for the Back to Nature divestiture. Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2022 of $4.8 million (or $3.6 million, net of tax) and $9.6 million (or $7.2 million, net of tax), respectively, primarily includes acquisition and integration expenses for the Yuma and Crisco acquisitions.
(3)	During the first quarter of 2023, we completed the Back to Nature divestiture and we recorded a loss on the sale of $0.1 million. During the first quarter of 2022, we completed the closure and sale of our Portland, Maine manufacturing facility. We recorded a gain on the sale of the Portland property, plant and equipment of $7.1 million during the first quarter of 2022. The positive impact during the quarter of the gain on sale was partially offset by approximately $2.2 million of expenses incurred during the quarter relating to the closure of the facility and the transfer of manufacturing operations, resulting in a net benefit of $4.9 million (or $3.7 million, net of tax) from the gain on sale.
(4)	In connection with the divestiture of our Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $132.9 million during the third quarter of 2023. See Note 18, “Assets Held for Sale,” and Note 19, “Subsequent Events,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

In connection with our decision to sell our Back to Nature business, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories to assets held for sale during fiscal 2022. During the third quarter of 2022, we measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million (or $78.2 million, net of tax). On January 3, 2023, we completed the sale of the Back to Nature business.

(5)	During the second quarter of 2022, we paid a fee of $1.6 million (or $1.2 million, net of tax) to amend our senior secured credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility.
(6)	As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income taxes by $14.7 million, or $0.21 per share.
(7)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of 24.5%.

Third quarter of 2023 compared to the third quarter of 2022

Net Sales. Net sales for the third quarter of 2023 decreased $25.7 million, or 4.9%, to $502.7 million from $528.4 million for the third quarter of 2022. The decrease was primarily attributable to a decrease in unit volume and the Back to Nature divestiture. Net sales of Back to Nature, which we divested on January 3, 2023, and therefore not part of our fiscal 2023 results, were $10.2 million during the third quarter of 2022.

Base business net sales for the third quarter of 2023 decreased $15.6 million, or 3.0%, to $502.7 million from $518.3 million for the third quarter of 2022. The decrease in base business net sales was driven by a decrease in unit volume of $13.2 million, the negative impact of foreign currency of $1.3 million, and a decrease in net pricing and the impact of product mix of $1.1 million, or 0.2% of base business net sales.

Net sales of Green Giant products in the aggregate (including Le Sueur) decreased $13.2 million, or 10.7%, in the third quarter of 2023, as compared to the third quarter of 2022.

See Note 16, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for each of our brands whose net sales for the first three quarters of 2023 or fiscal 2022 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the third quarter of 2023:

	Third Quarter
	2023 vs. 2022
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Clabber Girl	$8.1	31.5%
Spices & Seasonings(1)	7.2	11.5%
Maple Grove Farms of Vermont	0.5	2.4%
Crisco	(16.1)	(16.4)%
Green Giant - frozen	(11.8)	(14.4)%
Ortega	(1.7)	(4.3)%
Green Giant - shelf-stable(2)	(1.4)	(3.5)%
Dash	(1.2)	(7.5)%
Cream of Wheat	(0.6)	(3.5)%
All other brands	1.4	1.3%
Base business net sales decrease	$(15.6)	(3.0)%
(1)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(2)	Includes net sales of the Le Sueur brand.

Gross Profit. Gross profit was $113.8 million for the third quarter of 2023, or 22.6% of net sales. Excluding the negative impact of $0.3 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the third quarter of 2023, our gross profit would have been $114.1 million, or 22.7% of net sales. Gross profit was $105.8 million for the third quarter of 2022, or 20.0% of net sales. Excluding the negative impact of $2.2 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the third quarter of 2022, our gross profit would have been $108.0 million, or 20.4% of net sales.

The improvements in gross profit and gross profit as a percentage of net sales were driven by an increase in net pricing relative to input costs as compared to the third quarter of 2022, the moderation of input cost inflation and lower transportation and warehousing costs. Beginning in the fourth quarter of 2022, we have realized the benefits of previously announced list price increases, which has contributed to our recovery in gross profit and gross profit as a percentage of net sales through the third quarter of 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million, or 1.4%, to $48.2 million for the third quarter of 2023 from $47.5 million for the third quarter of 2022. The increase was composed of increases in general and administrative expenses of $3.2 million and consumer marketing expenses of $0.3 million, partially offset by decreases in warehousing expenses of $1.3 million, acquisition/divestiture-related and non-recurring expenses of $1.2 million and selling expenses of $0.3 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.6 percentage points to 9.6% for the third quarter of 2023, as compared to 9.0% for the third quarter of 2022.

Amortization Expense. Amortization expense decreased $0.2 million, or 4.2%, to $5.2 million for the third quarter of 2023 from $5.4 million for the third quarter of 2022.

Impairment of Assets Held for Sale. In connection with the divestiture of assets relating to the Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $132.9 million during the third quarter of 2023. See Note 18, “Assets Held for Sale,” and Note 19, “Subsequent Events,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

During the third quarter of 2022, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories relating to our Back to Nature business to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million during the third quarter of 2022. During the fourth quarter of 2022, we recorded an additional $2.8 million of pre-tax, non-cash impairment charges related to those assets after we entered into an agreement to sell the Back to Nature business. The sale of the Back to Nature business was completed on January 3, 2023 (the first business day of fiscal 2023).

Operating Loss. As a result of the foregoing, operating loss increased $21.7 million, or 42.7%, to $72.5 million for the third quarter of 2023 from $50.8 million for the third quarter of 2022. Operating loss expressed as a percentage of net sales increased to 14.4% in the third quarter of 2023 from 9.6% in the third quarter of 2022.

Net Interest Expense. Net interest expense increased $4.0 million, or 12.5%, to $35.9 million for the third quarter of 2023 from $31.9 million for the third quarter of 2022. The increase was primarily attributable to higher interest rates on our variable rate borrowings, partially offset by a reduction in average long-term debt outstanding as compared to the third quarter of 2022 and a $0.6 million gain on extinguishment of debt. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the third quarter of 2023 and 2022 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.0 million and $1.8 million, respectively. Other income for the third quarter of 2023 and 2022 also includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in both periods.

Income Tax Benefit. Income tax benefit increased $3.4 million to $24.7 million for the third quarter of 2023 from $21.3 million for the third quarter of 2022. Our effective tax rate was 23.0% for the third quarter of 2023 and 26.3% for the third quarter of 2022. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax benefit.

First three quarters of 2023 compared to the first three quarters of 2022

Net Sales. Net sales for the first three quarters of 2023 decreased $55.6 million, or 3.6%, to $1,484.2 million from $1,539.8 million for the first three quarters of 2022. The decrease was primarily attributable to the Back to Nature divestiture and a decrease in unit volume and the negative impact of foreign currency, which were largely offset by an increase in net pricing and the impact of product mix. Net sales of Back to Nature, which we divested on January 3, 2023, and therefore not part of our fiscal 2023 results, were $34.4 million during the first three quarters of 2022.

Base business net sales for the first three quarters of 2023 decreased $21.4 million, or 1.4%, to $1,483.7 million from $1,505.1 million for the first three quarters of 2022. The decrease in base business net sales was driven by a decrease in unit volume of $132.8 million and the negative impact of foreign currency of $4.8 million, largely offset by an increase in net pricing and the impact of product mix of $116.2 million, or 7.7% of base business net sales.

Net sales of Green Giant products in the aggregate (including Le Sueur) decreased $28.1 million, or 7.6%, in the first three quarters of 2023, as compared to the first three quarters of 2022.

See Note 16, “Net Sales by Brand,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, for detailed information regarding total net sales by brand for each of our brands whose net sales for the first three quarters of 2023 or fiscal 2022 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate. The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for the first three quarters of 2023:

	First Three Quarters
	2023 vs. 2022
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Clabber Girl	$23.0	34.8%
Spices & Seasonings(1)	11.3	5.8%
Maple Grove Farms of Vermont	1.7	2.7%
Crisco	(27.6)	(11.1)%
Green Giant - frozen(2)	(23.5)	(9.0)%
Ortega	(5.9)	(5.1)%
Green Giant - shelf-stable(3)	(4.6)	(4.2)%
Cream of Wheat	(0.7)	(1.2)%
Dash	(0.6)	(1.2)%
All other brands	5.5	1.7%
Base business net sales decrease	$(21.4)	(1.4)%
(1)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(2)	For the first three quarters of 2023, includes net sales from the Yuma acquisition from May 5, 2023 through September 30, 2023, as net sales prior to May 5, 2023 are not included in base business net sales. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(3)	Includes net sales of the Le Sueur brand.

Gross Profit. Gross profit was $330.4 million for the first three quarters of 2023, or 22.3% of net sales. Excluding the negative impact of $1.4 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first three quarters of 2023, our gross profit would have been $331.8 million, or 22.3% of net sales. Gross profit was $283.5 million for the first three quarters of 2022, or 18.4% of net sales. Excluding the negative impact of $6.6 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first three quarters of 2022, our gross profit would have been $290.1 million, or 18.8% of net sales.

The improvements in gross profit and gross profit as a percentage of net sales were driven by an increase in net pricing relative to input costs as compared to the first three quarters of 2022, the moderation of input cost inflation and lower transportation and warehousing costs. Beginning in the fourth quarter of 2022, we have realized the benefits of previously announced list price increases, which has contributed to our recovery in gross profit and gross profit as a percentage of net sales through the third quarter of 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.2 million, or 3.1%, to $142.8 million for the first three quarters of 2023 from $138.6 million for the first three quarters of 2022. The increase was composed of increases in general and administrative expenses of $8.3 million and consumer marketing expenses of $2.1 million, partially offset by decreases in warehousing expenses of $2.8 million, acquisition/divestiture-related and non-recurring expenses of $2.6 million, and selling expenses of $0.8 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.6 percentage points to 9.6% for the first three quarters of 2023, as compared to 9.0% for the first three quarters of 2022.

Amortization Expense. Amortization expense decreased $0.4 million, or 2.2%, to $15.6 million for the first three quarters of 2023 from $16.0 million for the first three quarters of 2022.

Impairment of Assets Held for Sale. In connection with the divestiture of assets relating to the Green Giant U.S. shelf-stable product line, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $132.9 million during the third quarter of 2023. See Note 18, “Assets Held for Sale,” and Note 19, “Subsequent Events,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

During the third quarter of 2022, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories relating to our Back to Nature business to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million during the third quarter of 2022. During the fourth quarter of 2022, we recorded an additional $2.8 million of pre-tax, non-cash impairment charges related to those assets after we entered into an agreement to sell the Back to Nature business. The sale of the Back to Nature business was completed on January 3, 2023 (the first business day of fiscal 2023).

(Loss) gain on sales of assets. During the first quarter of 2023, we completed the Back to Nature divestiture and we recorded a loss on the sale of $0.1 million. During the first quarter of 2022, we completed the closure and sale of our Portland, Maine manufacturing facility. We recorded a gain on the sale of the Portland property, plant and equipment of $7.1 million during the first quarter of 2022. The positive impact during the first three quarters of 2022 of the gain on sale was partially offset by approximately $2.2 million of expenses incurred during the quarter relating to the closure of the facility and the transfer of manufacturing operations.

Operating Income. As a result of the foregoing, operating income increased $6.4 million, or 19.8%, to $38.9 million for the first three quarters of 2023 from $32.5 million for the first three quarters of 2022. Operating income expressed as a percentage of net sales increased to 2.6% in the first three quarters of 2023 from 2.1% in the first three quarters of 2022.

Net Interest Expense. Net interest expense increased $22.5 million, or 25.4%, to $111.1 million for the first three quarters of 2023 from $88.6 million for the first three quarters of 2022. The increase was primarily attributable to higher interest rates on our variable rate borrowings, as well as the accelerated amortization of deferred debt financing costs relating to long-term debt prepayments, partially offset by a reduction in average long-term debt outstanding, a $0.8 million gain on extinguishment of debt during the second quarter of 2023 and a $0.6 million gain on extinguishment of debt during the third quarter of 2023. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first three quarters of 2023 and 2022 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $2.8 million and $5.5 million, respectively. Other income for the first three quarters of 2023 and 2022 also includes income resulting from the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars for financial reporting purposes of less than $0.1 million in both periods.

Income Tax Benefit. Income tax benefit decreased $14.4 million to $0.6 million for the first three quarters of 2023 from $15.0 million for the first three quarters of 2022. As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income taxes by $14.7 million, or $0.21 per share. Our effective tax rate was 0.9% for the first three quarters of 2023 and 29.5% for the first three quarters of 2022. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact of the tax legislation on income tax benefit.

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

Cash Flows

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities increased $204.1 million to $155.7 million of net cash provided by operating activities for the first three quarters of 2023, as compared to $48.4 million of net cash used in operating activities for the first three quarters of 2022. The increase was due to an increase in operating income and favorable working capital comparisons in the first three quarters of 2023 compared to the first three quarters of 2022, primarily comprised of inventories, trade accounts receivable, and income tax receivable/payable, net; partially offset by unfavorable working capital comparisons for trade accounts payable.

Net Cash Provided by (Used in) Investing Activities. Cash flows provided by investing activities increased $69.0 million to $34.7 million of net cash provided by investing activities for the first three quarters of 2023, as compared to $34.3 million of net cash used in investing activities for the first three quarters of 2022. The increase was primarily attributable to the Back to Nature sale, which produced gross proceeds from the sale of assets of $51.4 million in the first three quarters of 2023, an increase of $41.2 million compared to the gross proceeds from the sale of assets in the first three quarters of 2022. Net cash used in investing activities for the first three quarters of 2022 includes $27.3 million of cash used to pay the purchase price for the Yuma acquisition, compared to no payments for acquisitions during the first three quarters of 2023.

Net Cash Provided by Financing Activities. Cash flows provided by financing activities increased $14.9 million to $124.3 million for the first three quarters of 2023, as compared to $109.4 million for the first three quarters of 2022. The increase was primarily driven by $550.0 million of proceeds from the issuance of aggregate principal amount of 8.00% senior secured notes due 2028 during the third quarter of 2023; a $58.2 million decrease in dividends paid during the first three quarters of 2023 compared to the first three quarters of 2022; an $8.6 million increase in the proceeds received from the issuance of common stock for the first three quarters of 2023 compared to the first three quarters of 2022; partially offset by a $430.0 million decrease in net borrowings under our revolving credit facility during the first three quarters of 2023 compared to the first three quarters of 2022; $121.0 million of mandatory and optional payments on our tranche B term loans during the first quarter of 2023 and our repurchase of $44.6 million aggregate principal amount of our 5.25% senior notes due 2025 during the first three quarters of 2023; and $10.2 million of debt financing costs during the first three quarters of 2023 compared to no debt financing costs during the first three quarters of 2022.

Cash Income Tax Payments. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2023 through 2037. See “U.S. Tax Act and U.S. CARES Act” above for a discussion of the impact and expected impact of the U.S. CARES Act and the U.S. Tax Act on our cash income tax payments, including the impact the U.S. Tax Act had in fiscal 2022 and is expected to have in fiscal 2023 and beyond on our interest expense deductions and our cash taxes. If there is a change in U.S. federal tax policy or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

For the first three quarters of 2023 and 2022, we had net cash provided by operating activities of $155.7 million and net cash used in operating activities of $48.4 million, respectively, and distributed as dividends $41.1 million and $99.3 million, respectively.

Including the dividend payment that we made in the fourth quarter on October 30, 2023, we paid quarterly dividends of $56.0 million in fiscal 2023. Based upon our current intended dividend rate of $0.76 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2024 to be approximately $59.8 million.

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

Debt

See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a description of our senior secured credit agreement, including our revolving credit facility and tranche B term loans; our 5.25% senior notes due 2025; our 5.25% senior notes due 2027; and our 8.00% senior secured notes due 2028.

Equity

See Note 9, “Stockholder’s Equity,” to our unaudited consolidated interim financial statements in Part I, Item I of this report for information about our “at-the-market” (ATM) equity offering program.

Future Capital Needs

We are highly leveraged. On September 30, 2023, our total long-term debt of $2,506.1 million, net of our cash and cash equivalents of $359.9 million, was $2,146.2 million. Stockholders’ equity as of that date was $840.6 million.

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

We expect to make capital expenditures of approximately $35.0 million in the aggregate during fiscal 2023. During the first three quarters of 2023, we made capital expenditures of $19.4 million, of which $16.9 million were paid in cash. Our projected capital expenditures for fiscal 2023 primarily relate to asset sustainability projects, productivity and cost saving initiatives, environmental compliance, and information technology (hardware and software), including cybersecurity.

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

Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries

As further discussed in Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, our obligations under the 5.25% senior notes due 2025, the 5.25% senior notes due 2027, and the 8.00% senior secured notes due 2028 are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this section as the guarantor subsidiaries. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 5.25% senior notes due 2025, the 5.25% senior notes due 2027, or the 8.00% senior secured notes due 2028. In this section, we refer to these foreign subsidiaries and future foreign or partially owned domestic subsidiaries as the non-guarantor subsidiaries. See Note 6, “Long-Term Debt” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

The 5.25% senior notes due 2025 and 5.25% senior notes due 2027 and the related subsidiary guarantees are our and the guarantor subsidiaries’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantor subsidiaries’ secured indebtedness and to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantor subsidiaries’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantor subsidiaries’ future subordinated debt.

The 8.00% senior secured notes due 2028 are our senior secured obligations. The 8.00% senior secured notes due 2028 notes have the same guarantors as our credit agreement. The 8.00% senior secured notes due 2028 notes and the related guarantees are secured by, subject to permitted liens, first-priority security interests in certain collateral (which generally includes most of our and our guarantors’ right or interest in or to property of any kind, except for our and our guarantors’ real property and certain intangible assets), which assets also secure (and will continue to secure) our credit agreement on a pari passu basis. Pursuant to the terms of the applicable indenture, the related collateral agreement and an intercreditor agreement, the 8.00% senior secured notes due 2028 notes and the guarantees rank (1) pari passu (equally and ratably) in right of payment to all of our and the guarantors’ existing and future senior debt, including existing and future senior debt under our existing or any future senior secured credit agreement (including the term loan borrowings under our existing senior secured credit facility, any obligations under our existing revolving credit facility and all other borrowings and obligations under our credit agreement), (2) effectively senior in right of payment to our and such guarantors’ existing and future senior unsecured debt, including our 5.25% senior notes due 2025 and 5.25% senior notes due 2027 to the extent of the value of the collateral, (3) effectively junior to our and the guarantors’ future secured debt, secured by assets that do not constitute collateral, to the extent of the value of the collateral securing such debt, (4) senior in right of payment to our and such guarantors’ other existing and future subordinated debt and (5) structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 8.00% senior secured notes due 2028.

Each guarantee contains a provision intended to limit the guarantor subsidiary’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. However, we cannot assure you that this provision will be effective to protect the subsidiary guarantees from being voided under fraudulent transfer laws.

A guarantor subsidiary’s guarantee will be automatically released: (1) in connection with any sale or other disposition of all or substantially all of the assets of that guarantor subsidiary (including by way of merger or consolidation) to a person or entity that is not (either before or after giving effect to such transaction) B&G Foods or a “restricted subsidiary” of B&G Foods under the applicable indenture, if the sale or other disposition complies with the asset sale provisions of the applicable indenture; (2) in connection with any sale or other disposition of all of the capital stock of that guarantor subsidiary to a person or entity that is not (either before or after giving effect to such transaction) B&G Foods or a “restricted subsidiary” of B&G Foods, if the sale or other disposition complies with the asset sale provisions of the applicable indenture; (3) if B&G Foods designates any “restricted subsidiary” that is a guarantor subsidiary to be an “unrestricted subsidiary” in accordance with the applicable provisions of the indenture; (4) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture; (5) if such guarantor subsidiary no longer constitutes a domestic subsidiary; or (6) if it is determined in good faith by B&G Foods that a liquidation, dissolution or merger out of existence of such guarantor subsidiary is in the best interests of B&G Foods and is not materially disadvantageous to the holders of the senior notes or the senior secured notes, as applicable.

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	September 30,	December 31,
	2023	2022
Current assets(1)	$1,178,572	$930,287
Non-current assets	2,600,553	2,746,965
Current liabilities(2)	$260,811	$200,307
Non-current liabilities	2,828,643	2,751,661
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $46.7 million and $37.7 million as of September 30, 2023 and December 31, 2022, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $21.3 million and $7.7 million as of September 30, 2023 and December 31, 2022, respectively.

	Thirty-nine Weeks Ended
	September 30,	October 1,
	2023	2022
Net sales	$1,392,881	$1,447,081
Gross profit	333,064	276,185
Operating income	38,716	22,433
Loss before income taxes	(69,573)	(60,651)
Net loss	$(70,611)	$(42,882)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At September 30, 2023, we had $1,955.4 million of fixed rate debt and $550.6 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at September 30, 2023, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $5.5 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023				December 31, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$—		$—	(1)	$282,500		$282,500	(1)
Tranche B term loans due 2026	549,118	(2)	540,195	(3)	668,532	(2)	636,777	(3)
5.25% senior notes due 2025	856,150	(4)	839,027	(3)	901,213	(4)	790,625	(3)
5.25% senior notes due 2027	550,000		459,250	(3)	550,000		420,558	(3)
8.00% senior secured notes due 2028	$547,261	(5)	$547,945	(3)	$—		$—
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At September 30, 2023 and December 31, 2022, the face amount of the tranche B term loans was $550.6 million and $671.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At September 30, 2023 and December 31, 2022, the face amount of the 5.25% senior notes due 2025 was $855.4 million and $900.0 million, respectively. During the fourth quarter of 2023, we redeemed $555.4 million aggregate principal amount of our 5.25% senior notes due 2025. See Note 6, “Long-Term Debt,” and Note 19, “Subsequent Events,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for additional information.
(5)	The carrying value of 8.00% senior secured notes due 2028 includes a discount. At September 30, 2023, the face amount of 8.00% senior secured notes due 2028 was $550.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 8.7% and 8.2% of our total net sales during the first three quarters of 2023 and 2022, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar. For example, our results of operations from our Green Giant frozen operations in Mexico have been negatively impacted during the first three quarters of 2023 as a result of the Mexican peso appreciating by nearly 12% against the U.S. dollar during the first three quarters of 2023.

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

During fiscal 2022 and the first three quarters of 2023, we continued to implement additional modules and transition recently acquired businesses into the enterprise resource planning (ERP) system that we use for substantially all of our operations other than our operations in Mexico. In connection with each implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of each such implementation, integration and transition. To date, the implementations, integrations and transitions have not materially affected our internal control over financial reporting.

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

4.1

Indenture, dated as of September 26, 2023, among B&G Foods, Inc., the Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent, relating to the 8.00% senior secured notes due 2028 (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2023, and incorporated by reference herein)

4.2	Form of 8.00% Senior Secured Notes due 2028 (included in Exhibit 4.1)

10.1

Seventh Amendment to Credit Agreement dated as of September 22, 2023, to the Amended and Restated Credit Agreement, dated as of October 2, 2015, as amended, among B&G Foods, Inc., as borrower, the subsidiaries of B&G Foods, Inc. from time to time party thereto as guarantors, the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent for the lenders and as collateral agent for the secured parties (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2023, and incorporated by reference herein)

10.2

Collateral Agreement, dated as of September 26, 2023, among B&G Foods, Inc. and certain subsidiaries of B&G Foods, Inc. from time to time party thereto, as grantors in favor of The Bank of New York Mellon Trust Company, N.A., as notes collateral agent (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2023, and incorporated by reference herein)

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2023	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)