Form 10-K
period 2023-12-30
B&G Foods, Inc.
filed 2024-02-28
CIK 1278027

As filed with the Securities and Exchange Commission on February 28, 2024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all directors and executive officers are affiliates of the registrant) as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $981,261,530 (based on the $13.92 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of February 22, 2024, the registrant had 78,623,743 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before April 29, 2024 in connection with the registrant’s 2024 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2023

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

PART I

Item 1. Business.

Overview

The terms “B&G Foods,” “our,” “we” and “us,” as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended January 1, 2022, December 31, 2022, December 30, 2023 and December 28, 2024 as “fiscal 2021,” “fiscal 2022,” “fiscal 2023” and “fiscal 2024,” respectively. Our fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to December 31. Fiscal 2024 contains, and fiscal 2023, 2022 and 2021 each contained, 52 weeks.

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

B&G Foods, including our subsidiaries and predecessors, has been in business for over 130 years. We were incorporated in Delaware on November 25, 1996 under the name B Companies Holdings Corp. On August 11, 1997, we changed our name to B&G Foods Holdings Corp. On October 14, 2004, B&G Foods, Inc., then our wholly owned subsidiary, was merged with and into us and we were renamed B&G Foods, Inc.

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
November 2023

Divestiture of the Green Giant U.S. shelf-stable product line, which was sold to Seneca Foods Corporation, referred to as the “Green Giant U.S. shelf-stable divestiture” in the remainder of this report.

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

The Maple Grove Farms of Vermont brand, which originated in 1915, is one of the leading brands of pure maple syrup sold in the United States. Other products under the Maple Grove Farms of Vermont label include a line of gourmet salad dressings, sugar free syrups, fruit-flavored syrups, pancake mixes and organic products.

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

Victoria Fine Foods is a Brooklyn-based business founded in 1929. The Victoria brand offers a variety of premium pasta and specialty sauces. Using traditional cooking methods, Victoria sauces are slow kettle-cooked to ensure rich flavor and a homemade taste. Committed to its values of quality, honesty, authenticity and community, Victoria believes that Ingredients Come First.

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

We sell our products directly and through broker sales networks to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors. Depending on the customer, either our internal sales force or our broker sales network handles the sale of our products at the retail level.

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

Our sales strategy is centered on individual brands. We allocate promotional spending for each of our brands and our regional sales managers coordinate promotions with customers. Additionally, our marketing employees work in conjunction with our sales department to coordinate special account activities and marketing support, such as couponing, public relations and media advertising.

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

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2021 and 2022, we were able to offset a portion of the freight cost increases through pricing, which included both list price increases and trade spend optimization. Although freight rates began to decline in 2023, we expect freight rates to remain elevated into fiscal 2024. To the extent that we are unable to offset present and future cost increases through pricing and cost savings initiatives, our operating results will be negatively impacted.

Customers

Our top ten customers accounted for approximately 60.8% of our net sales and approximately 63.1% of our end of the year receivables for fiscal 2023. Other than Walmart, which accounted for approximately 28.8% of our fiscal 2023 net sales, no single customer accounted for 10.0% or more of our fiscal 2023 net sales. Other than Walmart, which accounted for approximately 30.7% of our receivables as of December 30, 2023, no single customer accounted for more than 10.0% of our receivables as of December 30, 2023. During fiscal 2023, 2022 and 2021, our net sales to foreign countries represented approximately 8.6%, 7.8% and 8.3%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada.

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

The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products can from time to time increase significantly and unexpectedly. We experienced sudden and high cost inflation in fiscal 2021, fiscal 2022 and early 2023. Costs remained elevated in fiscal 2023, and we expect costs to remain elevated in fiscal 2024. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements, implementing cost saving measures and raising sales prices. During the past several years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging costs. Beginning in the fourth quarter of 2022 through fiscal 2023, we have seen improvements in our gross profit and gross profit margins as our net pricing has largely caught up with input cost increases. However, to the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost-saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Production

Manufacturing. We operate twelve manufacturing facilities for our products. See Item 2, “Properties” for a listing of our manufacturing facilities.

Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a significant portion of our products under “co-packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Baker’s Joy, B&M, Bear Creek Country Kitchens, Canoleo, Cream of Rice, Crock Pot, Joan of Arc, Le Sueur, MacDonald’s, McCann’s, New York Flatbreads, Regina, Spring Tree, Static Guard, Sugar Twin, TrueNorth and Underwood products and a portion of our B&G, Cary’s, Cream of Wheat, Crisco, Green Giant, Las Palmas, Ortega and Victoria products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products. However, we may experience short-term or long-term disturbances in our operations and our ability to implement our business plan or meet consumer demand if we are unexpectedly required to change our co-packing arrangements or are unable to enter into additional or alternative arrangements in the future.

Trademarks and Licensing Agreements

Trademarks. We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac’cent, B&G, B&G Sandwich Toppers, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Devonsheer, Don Pepino, Durkee, Grandma’s, Green Giant, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Regina, Sa-són, Sclafani, Spice Islands, Spring Tree, Static Guard, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria and Wright’s.

Inbound License Agreements. From time to time we enter into inbound licensing agreements. For example, we sell Weber seasonings and other flavor enhancers pursuant to a licensing agreement with Weber-Stephen Products LLC, Crockpot seasoning mixes pursuant to a license agreement with Sunbeam Products, Inc., Skinnygirl fat free and sugar free salad dressings and sugar free cocktail inspired preserves pursuant to a license agreement with Better Bites, LLC, Cinnamon Toast Crunch Cinnadust seasoning blend and Cinnamon Toast Crunch creamy cinnamon spread pursuant to a license agreements with a subsidiary of General Mills, Inc., Einstein Bros. everything bagel seasoning blend pursuant to a license agreement with Einstein Noah Restaurant Group, Inc., and Cream of Wheat Cinnabon®, a co-branded product, pursuant to a license agreement with a subsidiary of Cinnabon Franchisor SPV LLC.

Outbound License Agreements. We also from time to time enter into outbound license agreements for our trademarks and other intellectual property. For example, the Green Giant trademark and related intellectual property are licensed to third parties for use in connection with their sale of fresh produce in the United States and Europe and shelf-stable products in the United States. We also license the Green Giant name and related intellectual property to General Mills for use with its sale of frozen and shelf-stable products in parts of Europe, Asia and in various other locations outside of the United States and Canada.

Human Capital

As of December 30, 2023, our workforce consisted of 2,912 employees. Of that total, 2,449 employees were engaged in manufacturing, 155 were engaged in marketing and sales, 186 were engaged in warehouse and distribution and 122 were engaged in administration. Approximately 53.6% of our employees, located at six manufacturing facilities in the United States and one manufacturing facility in Mexico, are covered by collective bargaining agreements. See “—Labor Relations and Collective Bargaining Agreements” below.

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

Diversity, Equity and Inclusion (DEI). At B&G Foods, we foster a culture of collaboration. We work together to bring iconic brands to life to meet the needs of our diverse consumer base. To do that, we need the best people with diverse backgrounds, experiences, and perspectives; people who respect individual differences and are passionate about being part of a winning team. We are committed to fostering an inclusive work environment where all employees have the opportunity to share their ideas, grow with our company, and realize their full potential.

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

Female Talent as a Percentage of Employees
	Fiscal Year Ended			Goal
	December 30, 2023	December 31, 2022	January 1, 2022	By 2027
All Employees	32%	33%	34%	50%
Corporate	53%	54%	53%
Manufacturing, Warehouse and Distribution	27%	28%	29%
All Leadership Employees	30%	28%	28%	38%
Corporate Leadership(1)	40%	39%	34%
Manufacturing, Warehouse and Distribution Leadership(2)	25%	24%	26%

Underrepresented Talent(3) as a Percentage of Employees
	Fiscal Year Ended			Goal
	December 30, 2023	December 31, 2022	January 1, 2022	By 2027
All Employees	38%	38%	32%	35%
Corporate	22%	21%	21%
Manufacturing, Warehouse and Distribution	42%	42%	35%
All Leadership Employees	25%	25%	18%	28%
Corporate Leadership(1)	8%	6%	10%
Manufacturing, Warehouse and Distribution Leadership(2)	32%	31%	21%
(1)	Corporate leadership includes corporate employees at director-level and above.
(2)	Manufacturing, warehouse and distribution leadership includes manufacturing, warehouse and distribution employees supervisor/manager-level and above.
(3)	Underrepresented talent refers to groups who have been denied access and/or suffered past institutional discrimination in the United States and, according to the Census and other federal measuring tools, includes African Americans, Asian Americans, Hispanics or Chicanos/Latinos, and Native Americans. This is revealed by an imbalance in the representation of different groups in common pursuits such as education, jobs, and housing, resulting in marginalization for some groups and individuals and not for others, relative to the number of individuals who are members of the population involved.

We have increased our focus on DEI and are committed to achieving measurable improvements in results. As such, we have recently undertaken several DEI actions and initiatives, including:

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

Additional information about our DEI efforts is available in our inaugural corporate social responsibility report that we issued in January 2024 and which is available at https://www.bgfoods.com/about/responsibility. The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

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

Labor Relations and Collective Bargaining Agreements. We have collective bargaining agreements covering employees at six of our facilities in the United States, and one facility in Mexico, which vary in term depending on the location:

Facility Location	Union	Effective Date	Expiration Date	No. of Employees Covered(1)
Ankeny, IA	International Brotherhood of Teamsters, Local No. 238	Apr. 5, 2020	Apr. 6, 2025	313
Brooklyn, NY	United Food and Commercial Workers Union, Local No. 342	Jan. 1, 2020	Dec. 31, 2023(2)	41
Cincinnati, OH	The Employees Representation Association	May 1, 2020	Apr. 30, 2027	122
Irapuato, MX	National Union of Frozen and Packaging Food Processors, Similar and Related, Confederation of Mexican Workers (CTM)	April 14, 2023	(3)	868
Roseland, NJ	International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863	Apr. 1, 2020	Mar. 31, 2026	50
Stoughton, WI	Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695	Mar. 28, 2021	Mar. 26, 2026	57
Terre Haute, IN	Chauffeurs, Teamsters, Warehousemen and Helpers Union, Local No. 135	Mar. 28, 2021	Mar. 30, 2024	111
(1)	As of December 30, 2023.
(2)	During February 2024, we reached an agreement in principle with the United Food and Commercial Workers Union, Local No. 342, to extend the collective bargaining agreement for an additional four-year period ending December 31, 2027. We expect the new agreement will be ratified by the union employees at our Brooklyn facility in early March 2024.
(3)	The collective bargaining agreement for our Mexico facility does not have an expiration date; however, certain terms of the agreement are subject to periodic review and negotiation, including wages at least annually and general conditions every two years.

As noted in the table above, one of our collective bargaining agreements, covering employees at our Terre Haute facility, is scheduled to expire in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Terre Haute facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

For more information about some of our key environmental sustainability initiatives, and for copies of our environmental, health and safety policy, our water stewardship policy and our inaugural corporate social responsibility report, please see https://www.bgfoods.com/about/responsibility. The information contained on our website is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC. We are currently collecting baseline data relating to our sustainable packaging, conservation of energy and water, and reduction of waste goals. Over the next year, we plan to enhance our public disclosures regarding the steps we have been taking over the years to minimize our impact on the environment, including the progress we have been making to achieve our environmental sustainability goals.

Environmental Laws and Regulations. We are also subject to national and local environmental laws and regulations in the United States and in foreign countries in which we do business, including laws related to wastewater discharge, water consumption and air emissions. In the United States, environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal, state and local laws and regulations. Our operations outside the United States are subject to similar laws and regulations. In addition, continuing concern over environmental, social and governance matters, including climate change, is expected to continue to result in new or increased legal and regulatory requirements (in or outside of the United States) to reduce emissions to mitigate the potential effects of greenhouse gases, to limit or impose additional costs on commercial water use due to local water scarcity concerns or to expand mandatory reporting of certain environmental, social and governance metrics. We are also subject to regulations in Canada that effectively require manufacturers to contribute to the cost of recycling food and beverage packaging after consumers use it, and we expect similar regulations to be enacted in the United States. Our policy is to abide by all applicable environmental laws and regulations, and we have internal programs in place with respect to our environmental compliance.

We have made, and plan to continue making, necessary expenditures for compliance with applicable environmental laws and regulations and to achieve our sustainability goals. While we have not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations or our sustainability goals, changes in environmental compliance requirements, and expenditures necessary to comply with such requirements or to achieve our sustainability goals, could adversely affect our financial performance. In addition, we are subject to environmental remediation obligations arising in the normal course of business, as well as remediation and related indemnification obligations in connection with certain historical activities and contractual obligations, including those of businesses or properties we have acquired. While these environmental remediation and indemnification obligations cannot be predicted with certainty, such obligations have not had, and are not expected to have, a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

Our supplier code of conduct, environmental, health and safety policy, human rights policy, water stewardship policy, philanthropy principles, and inaugural corporate social responsibility report are available in the responsibility section of our website, https://www.bgfoods.com/about/responsibility.

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

Our largest customer, Walmart, accounted for approximately 28.8% of our fiscal 2023 net sales, and our ten largest customers together accounted for approximately 60.8% of our fiscal 2023 net sales. As retail customers, such as supermarkets, discounters, e-commerce merchants, warehouse clubs and food distributors, continue to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We purchase agricultural products, including vegetables, oils and spices and seasonings, meat, poultry, ingredients, packaging materials and other raw materials from growers, commodity processors, other food companies and packaging manufacturers. Commodities, ingredients, packaging materials and other raw materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices. During the past several years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient, packaging and distribution costs. Moreover, during fiscal 2024 and possibly beyond, we expect to face continued industry-wide cost inflation for various inputs, including commodities, ingredients, packaging materials, other raw materials, transportation and labor. To the extent we are unable to offset present and future cost increases, our operating results could be materially and adversely affected.

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

A major part of our strategy is to grow through acquisitions and we expect to pursue additional acquisitions of food product lines and businesses. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater than anticipated amount of trade, promotional and capital spending. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, enterprise resource planning (ERP) systems, services and products of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

We have substantial indebtedness, which could restrict our ability to pay dividends and impact our financing options and liquidity position.

At December 30, 2023, we had total long-term indebtedness of $2,064.0 million (before debt discount/premium), including $1,248.6 million principal amount of senior secured indebtedness and $815.4 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indentures governing our senior secured notes and senior notes (which we refer to as the senior secured notes indenture and the senior notes indentures, respectively) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, or failure to meet or maintain ratios or tests could result in a default under our credit agreement and/or our senior secured notes indenture and/or our senior notes indentures. Certain events of default under our credit agreement, our senior secured notes indenture and our senior notes indentures would prohibit us from paying dividends on our common stock. In addition, upon the occurrence of an event of default under our credit agreement, our senior secured notes indenture or our senior notes indentures, the lenders could elect to declare all amounts outstanding under the credit agreement and the senior notes, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the credit agreement lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full this indebtedness and our other indebtedness.

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

Our $265.4 million of 5.25% senior notes due 2025 mature on April 1, 2025, our $800.0 million revolving credit facility matures on December 16, 2025, our $528.6 million of tranche B term loans mature on October 10, 2026, our $550.0 million of 5.25% senior notes due 2027 mature on September 15, 2027 and our $550.0 million of 8.00% senior secured notes due 2028 mature on September 15, 2028. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

In particular, our financial condition and results of operations could be materially and adversely affected by the United States-Mexico-Canada Agreement, or other regulatory and economic impact of changes in taxation and trade relations among the United States and other countries.

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

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. Our principal exposures are to the Canadian dollar and the Mexican peso. For example, our foreign sales are primarily to customers in Canada. Net sales in Canada accounted for approximately 7.1%, 6.4% and 6.5% of our total net sales in fiscal 2023, 2022 and 2021, respectively. Although our sales for export to other countries are generally denominated in U.S. dollars, our sales to Canada are generally denominated in Canadian dollars. As a result, our net sales to Canada are subject to the effect of foreign currency fluctuations, and these fluctuations could have an adverse impact on operating results. From time to time, we may enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

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

We maintain four company-sponsored defined benefit pension plans that cover approximately 22.2% of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interest rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report.

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

As of December 30, 2023, approximately 53.6% of our 2,912 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

The collective bargaining agreement covering employees at our Brooklyn, New York facility, which covers approximately 41 employees, expired on December 31, 2023. During February 2024, we reached an agreement in principle with the United Food and Commercial Workers Union, Local No. 342, to extend the collective bargaining agreement for an additional four-year period ending December 21, 2027. We expect the new agreement will be ratified by the union employees at our Brooklyn facility in early March 2024.

In addition, one of our collective bargaining agreements expires in the next twelve months. The collective bargaining agreement covering our Terre Haute facility, which covers approximately 111 employees, is scheduled to expire on March 30, 2024.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreements for our Terre Haute facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If, prior to the expiration of the collective bargaining agreement for the Terre Haute facility or prior to the expiration of any of our other existing collective bargaining agreements, we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

In addition, if we are unable to prevent physical and electronic break‑ins, cyberattacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees. The February 2023 ransomware attack described above resulted in the unauthorized release of sensitive personal information of certain of our current and former employees that has required remediation expenditures by our company and could adversely affect our reputation and increase the costs we already incur to protect against these risks. The mishandling or inappropriate disclosure of non‑public sensitive or protected information could also lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a negative impact on our reputation, business, financial condition and results of operations.

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

We are a holding company, with all of our assets held by our direct and indirect subsidiaries, and we rely on dividends and other payments or distributions from our subsidiaries to meet our debt service obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us depends on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, our credit agreement, our senior secured notes indenture, our senior notes indentures and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Future changes that increase cash taxes payable by us could significantly decrease our future cash flow available to make interest and dividend payments with respect to our securities and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

We are able to amortize goodwill and certain intangible assets in accordance with Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $880.7 million between 2024 and 2038. The expected annual deductions are approximately $116.0 million for each year fiscal 2024 through fiscal 2025, approximately $111.8 million for fiscal 2026, approximately $92.1 million for fiscal 2027, approximately $90.6 million for fiscal 2028, approximately $90.4 million for fiscal 2029, approximately $84.3 million for fiscal 2030, approximately $51.6 million for fiscal 2031, approximately $34.8 million for fiscal 2032, approximately $34.0 million for fiscal 2033, approximately $30.6 million for fiscal 2034, approximately $27.0 million for fiscal 2035, approximately $1.2 million for fiscal 2036, approximately $0.6 million for fiscal 2037 and approximately $0.1 million for fiscal 2038.

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

If we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we were subject to the interest expense deduction limitation in fiscal 2023 and fiscal 2022, resulting in an increase to taxable income of $107.7 million and $90.2 million, respectively. We may continue to be subject to the interest deduction limitation in future years. We have recorded a deferred tax asset of $46.9 million and $22.2 million for fiscal 2023 and fiscal 2022, respectively, related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation was approximately $25.0 million and $20.6 million for fiscal 2023 and 2022, respectively. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

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

Likewise, the ultimate impact of the U.S. Tax Cuts and Jobs Act on our reported results in fiscal 2024 and beyond may differ from the estimates provided in this report, possibly materially, due to guidance that may be issued and other actions we may take as a result of this tax law different from that currently contemplated. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report for information about the U.S. Tax Cuts and Jobs Act.

Other changes in tax laws in the United States or in other countries where we have significant operations, including rate changes or corporate tax provisions that could disallow or tax perceived base erosion or profit shifting payments or subject us to new types of tax, could have a material adverse effect on our effective tax rate and our deferred tax assets and liabilities. In addition, aspects of U.S. tax laws may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. For example, numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax of 15%, with the earliest effective date being for taxable years beginning as early as 2024 and with widespread implementation of a global minimum tax expected by 2025. This increasingly complex global tax environment has in the past and could continue to increase tax uncertainty, resulting in higher compliance costs. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.

We are also subject to tax audits by governmental authorities. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liabilities, including interest and penalties. Unexpected results from one or more such tax audits could significantly adversely affect our effective rate and increase our cash taxes payable, which could significantly reduce our future cash and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

We completed our annual impairment tests for fiscal 2023, fiscal 2022 and fiscal 2021 with no adjustments to the carrying values of goodwill. As of December 30, 2023, we had $619.4 million of goodwill recorded in our consolidated balance sheet. Our testing indicates that the implied fair value of our company is in excess of the carrying value. However, a change in the cash flow assumptions could result in an impairment of goodwill.

Our annual impairment tests for fiscal 2023 resulted in our company recording pre-tax, non-cash impairment charges to intangible trademark assets for our Baker’s Joy, Molly McButter, Sugar Twin and New York Flatbreads brands of $20.5 million in the aggregate during the fourth quarter of 2023, which is recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2023. We partially impaired the Baker’s Joy and Sugar Twin brands, and we fully impaired the Molly McButter and New York Flatbreads brands.

Additionally, in connection with the divestiture of our Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash charges of $132.9 million during the third quarter of 2023. During the fourth quarter of 2023, we completed the Green Giant U.S. shelf-stable divestiture and recorded a loss on sale of $4.8 million during the quarter, resulting in a total loss on sale of $137.7 million during fiscal 2023. See Note 3, “Acquisitions and Divestitures” to our consolidated financial statements in Part II, Item 8 of this report.

We completed our annual impairment tests for fiscal 2022 with no adjustments to the carrying values of indefinite-lived intangible assets. However, in connection with our decision to sell the Back to Nature business, during fiscal 2022 we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories to assets held for sale. We measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $106.4 million during fiscal 2022 relating to those assets. See Note 3, “Acquisitions and Divestitures” to our consolidated financial statements in Part II, Item 8 of this report.

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

If future revenues and contributions to our operating results for any of our brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our consolidated financial statements in Part II, Item 8 of this report.

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

Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our board of directors may, in its sole discretion, decrease the level of dividends provided for in our dividend policy or entirely discontinue the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions (including restrictions in our credit agreement, senior secured notes indenture and senior notes indentures), business opportunities, provisions of applicable law (including certain provisions of the Delaware General Corporation Law) and other factors that our board of directors may deem relevant.

If our cash flows from operating activities were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we may need either to reduce or eliminate dividends or, to the extent permitted under our credit agreement, senior secured notes indenture and senior notes indentures, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, results of operations, liquidity and ability to maintain or expand our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy. Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process. As part of our enterprise risk management, we maintain a comprehensive information technology, data governance and cybersecurity program that leverages people, processes and technology, to support the effectiveness of our information technology systems and identify, prevent and mitigate information technology and data security risks. Our cybersecurity program is aligned to the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). Our cybersecurity team utilizes a variety of tools, processes and outside resources to continue to raise and maintain its maturity across the elements of NIST CSF.

Our cybersecurity program also addresses cybersecurity risks associated with our use of third-party service providers. We use systems and processes that are designed to assess, identify and reduce the potential impact of a cybersecurity incident at any of our third-party service providers. We assess information security controls of certain of our third-party service providers as part of our third-party information technology risk due diligence, and we conduct third-party vulnerability analysis.

We have an information security policy, which is supported by a security awareness program. We also have an information security training and compliance program in place. Our information technology (IT) department has engaged a third party to provide regular cybersecurity awareness training to our employees. We also have business continuity plans and incident response plans in place to prepare us to act quickly in the event of cyber incidents. We test our business continuity plans and incident response procedures at least annually.

Cybersecurity Governance. Our chief information officer, who leads our IT department, oversees our cybersecurity program. Our chief information officer has twenty-eight years of IT experience. Our chief information officer reports to our chief financial officer. As part of our company’s risk management function, our chief information officer provides periodic updates about our cybersecurity risk profile to our executive leadership team. We have an incident response program that provides for the prompt escalation of certain cybersecurity incidents to certain members of management, including our chief financial officer and our general counsel, so that decisions regarding disclosure and reporting of such incidents can be made in a timely manner.

Our chief information officer meets at least annually with the risk committee of our board of directors and/or the full board of directors to provide them with updates on IT matters, including cybersecurity. At least two members of our Board of Directors have IT and cybersecurity experience or expertise, including the chairs of our audit committee and risk committee. While our board of directors is ultimately responsible for risk oversight at our company, the risk committee of our board of directors assists the board in fulfilling its oversight responsibilities by reviewing risks in certain areas, including cybersecurity.

Cybersecurity Threats and Incidents. To date, there have not been any cybersecurity threats or incidents that have materially affected, or are reasonably likely to materially affect, our company, including our business strategy, results of operations or financial condition. However, we and third-parties with which we have shared personal information have been subject to attempts to breach the security of networks, IT infrastructure, and controls through cyberattack, malware, computer viruses, social engineering attacks, ransomware attacks, and other means of unauthorized access.

For example, in February 2023, we experienced a cyberbreach resulting from a global ransomware attack that impacted thousands of network servers around the world and which encrypted certain of our network servers. In this case, our internal IT department together with third-party cybersecurity incidence response teams that we keep on retainer were able to unencrypt and restore most of the affected servers and restore others from backups within a few days and with minimal disruption to our manufacturing operations, sales, order processing, distribution and other business operations, and without paying any ransom. We incurred costs relating to the cyberattack, including costs to unencrypt and restore our servers, scan our network to ensure there was no remaining malware or other problematic remnants of the attack and to enhance our cybersecurity defenses.

The February 2023 ransomware attack also resulted in the unauthorized release of sensitive personal information of certain of our current and former employees that has required remediation expenditures by our company, including, without limitation, expenditures to scan the leaked files to identify the specific individuals impacted and the scope of the sensitive personal information, and expenditures to notify and provide free credit monitoring to our employees and certain former employees and other individuals.

Despite our ongoing efforts to continuously improve our ability to prevent and minimize the impact of future cyber incidents, we cannot assure you that we will not be the subject of future threats or incidents. While the February 2023 cyberattack and our remediation efforts have not had and are not expected to have a material adverse impact on our consolidated financial position, results of operations or liquidity, we cannot assure you that in response to a future cyberattack we will be able to restore our systems so quickly and with minimal disruption to our business operations and without incurring material costs. In addition, the mishandling or inappropriate disclosure of non‑public sensitive or protected information could also lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a negative impact on our reputation, business, financial condition and results of operations.

Please refer to the risk factor captioned “We are increasingly dependent on information technology; Disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations” included in Part I, Item 1A, “Risk Factors,” of this report, for further information about cybersecurity risks and potential related impacts on our company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “BGS” and have been so traded since May 23, 2007. According to the records of our transfer agent, we had 471 holders of record of our common stock as of February 22, 2024, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company’s common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from December 29, 2018 to December 30, 2023, assuming the investment of $100 on December 29, 2018 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return

Among B&G Foods, Inc. Common Stock, the Russell 2000 Index

and the S&P Packaged Foods & Meats Index

	12/29/2018	*	12/28/2019	1/2/2021	1/1/2022	12/31/2022	12/30/2023
B&G Foods, Inc. (NYSE: BGS)	$100.00		64.99	110.12	129.55	51.05	51.19
Russell 2000 Index	$100.00		125.52	150.58	172.90	137.56	160.85
S&P Packaged Foods & Meats Index	$100.00		130.82	136.75	154.64	169.14	156.37
*	$100 invested on December 29, 2018 in B&G Foods’ common stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

For fiscal 2023 and fiscal 2022, we had cash flows from operating activities of $247.8 million and $6.0 million, respectively, and distributed $56.0 million and $133.4 million as dividends, respectively. Based on our current intended dividend rate of $0.76 per share per annum and our current number of shares outstanding, we expect our aggregate dividend payments in 2024 to be approximately $60.0 million.

The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2023 and 2022:

	Fiscal 2023	Fiscal 2022
Fourth Quarter	$0.190	$0.190
Third Quarter	$0.190	$0.475
Second Quarter	$0.190	$0.475
First Quarter	$0.190	$0.475

Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder’s adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2023 and fiscal 2022, 100.0% of distributions paid on common stock were treated as a return of capital and 0.0% were treated as a taxable dividend paid from earnings and profits.

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

In general, our senior secured notes indenture and senior notes indentures restrict our ability to declare and pay dividends on our common stock as follows:

●	under our senior secured notes indenture, we may use up to $600 million plus 100% of our excess cash (as defined below) for the period (taken as one accounting period) from and including July 1, 2023 to the end of our most recent fiscal quarter for which internal financial statements are available at the time of such payments, plus certain incremental funds described in the senior secured notes indenture for the payment of dividends so long as the fixed charge coverage ratio for the four most recent fiscal quarters for which internal financial statements are available is not less than 1.6 to 1.0;

●	under our senior notes indentures, we may use up to 100% of our excess cash (as defined below) for the period (taken as one accounting period) from and including March 31, 2013 to the end of our most recent fiscal quarter for which internal financial statements are available at the time of such payments, plus certain incremental funds described in the senior notes indentures for the payment of dividends so long as the fixed charge coverage ratio for the four most recent fiscal quarters for which internal financial statements are available is not less than 1.6 to 1.0; and
●	we may not pay any dividends on any dividend payment date if a default or event of default under our senior secured notes indenture or senior notes indentures has occurred or is continuing.

Excess cash is defined in our senior secured notes indenture, senior notes indentures and under the terms of our credit agreement. Excess cash is calculated as “consolidated cash flow,” as defined in the indentures and under the terms of our credit agreement (which, in each case, allows for certain adjustments and which is generally equivalent to the term adjusted EBITDA before share-based compensation), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, excess tax benefit from issuance of performance share long-term incentive award (LTIA) shares, certain repayment of indebtedness and the cash portion of restructuring charges.

In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indentures. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

●	a “consolidated interest coverage ratio” (defined as the ratio on a pro forma basis of our adjusted EBITDA before share-based compensation for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.00; and
●	a “consolidated leverage ratio” (defined as the ratio on a pro forma basis of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA before share-based compensation for such period) of not more than 7.50 to 1.00 for the quarter ended December 30, 2023, and 7.00 to 1.00 for the quarters ending March 30, 2024 and thereafter.

Recent Sales of Unregistered Equity Securities

We did not issue any unregistered equity securities in fiscal 2023.

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

On January 3, 2023, we completed the sale of the Back to Nature business to a subsidiary of Barilla America, Inc. We refer to this divestiture in this report as the “Back to Nature sale.” On November 8, 2023, we completed the sale of the Green Giant U.S. shelf-stable product line to Seneca Foods Corporation. We refer to this divestiture in this report as the “Green Giant U.S. shelf-stable divestiture.” These divestitures affect comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above before Part I of this report under the heading “Forward-Looking Statements” and in Part I, Item 1A, “Risk Factors” include:

Fluctuations in Commodity Prices and Production and Distribution Costs. We purchase raw materials, including agricultural products, oils, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in U.S. and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors, including climate and weather conditions, supply chain disruptions (including raw material shortages), labor shortages, wars and pandemics. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

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

We experienced material net cost increases for raw materials during early fiscal 2023, fiscal 2022 and fiscal 2021 due to a number of factors, including the war in Ukraine and the COVID-19 pandemic. Raw material costs remained elevated in fiscal 2023 and we anticipate that certain raw material costs will remain elevated during fiscal 2024. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, oils) through the first half of fiscal 2024, and for most of our needs for oils through the first quarter and into the second quarter of fiscal 2024.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. Freight rates increased significantly during the fourth quarter of 2020 throughout fiscal 2021 and fiscal 2022. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2021 and 2022, we were able to offset a portion of the freight cost increases through pricing, which included both list price increases and trade spend optimization. Although freight rates began to decline in 2023, we expect freight rates to remain elevated in 2024.

We plan to continue managing inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, when necessary, by raising prices. Beginning in the fourth quarter of 2022 through the fourth quarter of 2023, we have seen improvements in our gross profit and gross profit margins as our net pricing has to a large extent caught up with input cost increases. However, to the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs decline, customers may look for price reductions in situations where we have locked into purchases at higher costs. During the past several years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging and distribution costs.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2023 and fiscal 2022, our net sales to customers in foreign countries represented approximately 8.6% and 7.8%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements.

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

Goodwill and Other Intangible Assets

Our total assets include substantial goodwill and indefinite-lived intangible assets (trademarks). Goodwill and indefinite-lived intangible assets are not amortized. As a result, these assets are tested for impairment through qualitative and quantitative assessments at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. We test our goodwill and indefinite-lived intangible assets by comparing the fair values with the carrying values and recognize a loss for the difference.

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

We completed our annual impairment tests for fiscal 2023, fiscal 2022 and fiscal 2021 with no adjustments to the carrying values of goodwill. As of December 30, 2023, we had $619.4 million of goodwill recorded in our consolidated balance sheet. Our testing indicates that the implied fair value of our company is in excess of the carrying value. However, a change in the cash flow assumptions could result in an impairment of goodwill.

Our annual impairment tests for fiscal 2023 resulted in our company recording pre-tax, non-cash impairment charges to intangible trademark assets for our Baker’s Joy, Molly McButter, Sugar Twin and New York Flatbreads brands of $20.5 million in the aggregate during the fourth quarter of 2023, which is recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2023. We partially impaired the Baker’s Joy and Sugar Twin brands, and we fully impaired the Molly McButter and New York Flatbreads brands.

Additionally, in connection with the divestiture of our Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash charges of $132.9 million during the third quarter of 2023.

During the fourth quarter of 2023, we completed the Green Giant U.S. shelf-stable divestiture and recorded a loss on sale of $4.8 million during the quarter, resulting in a total loss on sale of $137.7 million during fiscal 2023. See Note 3, “Acquisitions and Divestitures” to our consolidated financial statements in Part II, Item 8 of this report.

We completed our annual impairment tests for fiscal 2022 with no adjustments to the carrying values of indefinite-lived intangible assets. However, in connection with our decision to sell the Back to Nature business, during fiscal 2022 we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories to assets held for sale. We measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $106.4 million during fiscal 2022 relating to those assets. See Note 3, “Acquisitions and Divestitures” to our consolidated financial statements in Part II, Item 8 of this report.

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

As of December 30, 2023, we had $1,438.6 million of indefinite-lived intangible assets recorded in our consolidated balance sheet. Following the impairments recorded in fiscal 2023, fiscal 2022 and fiscal 2021, none of our indefinite-lived intangible assets had a book value in excess of their calculated fair values and the percentage excess of the aggregate calculated fair value over the aggregate book value was approximately 228.7%. However, materially different assumptions regarding the future performance of our businesses or discount rates could result in significant additional impairment losses. For example, if future revenues and contributions to our operating results for any of our brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, this could result in additional impairment losses for those brands. In addition, any significant decline in our market capitalization or changes in discount rates or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

The table below sets forth the book value as of December 30, 2023 of the indefinite-lived trademarks for each of our brands whose net sales equaled or exceeded 3% of our fiscal 2023 or fiscal 2022 net sales and for “all other brands” in the aggregate (in thousands):

December 30, 2023
Brand:
Crisco	$321,683
Green Giant	306,660
Dash	189,000
Spices & Seasonings(1)	65,200
Ortega	32,339
Cream of Wheat	27,000
Clabber Girl(2)	19,600
Maple Grove Farms of Vermont	11,627
All other brands	465,534
Total indefinite-lived trademarks	$1,438,643
(1)	The spices & seasonings acquisition was completed on November 21, 2016. Includes trademark values for multiple brands acquired as part of the acquisition.
(2)	The Clabber Girl acquisition was completed on May 15, 2019. Includes trademark values for multiple brands acquired as part of the acquisition.

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

See “U.S. Tax Act” below for a discussion of the U.S. Tax Cuts and Jobs Act that was signed into law on December 22, 2017, which we refer to as the “U.S. Tax Act,” and the impact it has had, and may have, on our business and financial results.

Pension Expense

We maintain four company-sponsored defined benefit pension plans covering approximately 22.2% of our employees. Our funding policy for company-sponsored defined benefit pension plans is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates, employee-related demographic factors, such as turnover, retirement age and mortality, and the rate of salary increases. Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension expenses and obligations. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We made total contributions to our company-sponsored pension plans of $2.5 million during fiscal 2023. We did not make any contributions to our company-sponsored defined benefit pension plans in fiscal 2022. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2024 and beyond.

Our discount rate assumption for our four company-sponsored defined benefit plans changed from 4.95% - 5.00% at December 31, 2022 to 4.75% - 4.81% at December 30, 2023. As a sensitivity measure, a 0.25% decrease or increase in our discount rate would increase or decrease our pension expense by approximately $0.1 million. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.4 million. During fiscal 2024 we expect to make contributions of approximately $2.5 million for our four company-sponsored defined benefit pension plans.

During the fourth quarter of fiscal 2021, we closed our manufacturing facility in Portland, Maine and withdrew from participation in a multi-employer defined benefit pension plan maintained by the labor union that represented certain of our employees at the facility. Prior to the withdrawal, we made periodic contributions to this plan pursuant to the terms of a collective bargaining agreement. Our withdrawal from the plan requires us to make withdrawal liability payments to the plan of approximately $0.9 million per year for 20 years commencing March 1, 2022. The remaining estimated present value of that liability of $12.9 million is recorded on our consolidated balance sheet as of December 30, 2023.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 1.4% and 39.9% for fiscal 2023 and fiscal 2022, respectively. The reduction in the income tax rate has reduced our cash income tax payments. However, we expect the impact will be partially offset as a result of the phase-out by the end of 2026 of bonus depreciation on certain business additions.

The U.S. Tax Act also limits the deduction for net interest expense (including the treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income.

If we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we were subject to the interest expense deduction limitation in fiscal 2023 and fiscal 2022, resulting in an increase to taxable income of $107.7 million and $90.2 million, respectively. We may continue to be subject to the interest deduction limitation in future years. We have recorded a deferred tax asset of $46.9 million and $22.2 million for fiscal 2023 and fiscal 2022, respectively, related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation was approximately $25.0 million and $20.6 million for fiscal 2023 and fiscal 2022, respectively. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See “—Liquidity and Capital Resources—Cash Flows–Cash Income Tax Payments” and Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our 2023, 2022 or 2021 tax rates. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for fiscal 2023 and fiscal 2022 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2023	Fiscal 2022
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	77.9%	81.1%
Gross profit	22.1%	18.9%

Operating expenses (income):
Selling, general and administrative expenses	9.5%	8.8%
Amortization expense	0.9%	0.9%
Loss (gain) on sales of assets	6.7%	(0.3)%
Impairment of assets held for sale	0.1%	4.9%
Impairment of intangible assets	1.0%	—%
Operating income	3.9%	4.6%

Other (income) and expenses:
Interest expense, net	7.4%	5.8%
Other income	(0.2)%	(0.3)%
Loss before income tax benefit	(3.3)%	(0.9)%
Income tax benefit	(0.1)%	(0.4)%
Net loss	(3.2)%	(0.5)%

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

Non-GAAP Financial Measures

Certain disclosures in this report include non-GAAP financial measures. A non-GAAP financial measure is defined as a numerical measure of our financial performance that excludes or includes amounts so as to be different from the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated balance sheets and related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows.

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

A reconciliation of net sales to base business net sales for fiscal 2023 and 2022 follows (in thousands):

	Fiscal 2023	Fiscal 2022
Net sales	$2,062,313	$2,163,000
Net sales from acquisitions(1)	(550)	—
Net sales from discontinued or divested brands(2)	(64,599)	(135,813)
Base business net sales	$1,997,164	$2,027,187
(1)	Reflects net sales from the Yuma acquisition, for which there is no comparable period of net sales during the first four months of fiscal 2022. The Yuma acquisition was completed on May 5, 2022.
(2)	For fiscal 2022, reflects net sales of the Green Giant U.S. shelf-stable product line, which was sold on November 8, 2023, net sales of the Back to Nature brand, which was sold on January 3, 2023, and net sales of the SnackWell’s and Farmwise brands, which have been discontinued. For fiscal 2023, reflects net sales of the Green Giant U.S. shelf -stable product line up to the date of the sale and a net credit paid to customers relating to the discontinued brands.

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

Reconciliations of net loss and net cash provided by operating activities to EBITDA and adjusted EBITDA for fiscal 2023 and fiscal 2022 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Fiscal 2023	Fiscal 2022
Net loss	$(66,198)	$(11,370)
Income tax benefit	(935)	(7,537)
Interest expense, net(1)	151,333	124,915
Depreciation and amortization	69,620	80,528
EBITDA	153,820	186,536
Acquisition/divestiture-related and non-recurring expenses(2)	5,877	12,921
Loss (gain) on sales of assets, net of facility closure costs(3)	137,798	(4,928)
Impairment of assets held for sale(4)	—	106,434
Impairment of intangible assets(5)	20,500	—
Adjusted EBITDA	$317,995	$300,963

	Fiscal 2023	Fiscal 2022
Net cash provided by operating activities	$247,759	$5,963
Income tax benefit	(935)	(7,537)
Interest expense, net(1)	151,333	124,915
Gain on extinguishment of debt(1)	911	—
(Loss) gain on sales of assets(3)	(138,523)	7,086
Deferred income taxes	26,395	26,897
Amortization of deferred debt financing costs and bond discount/premium	(7,510)	(4,723)
Share-based compensation expense	(7,191)	(3,917)
Changes in assets and liabilities, net of effects of business combinations	(97,919)	144,286
Impairment of assets held for sale(4)	—	(106,434)
Impairment of intangible assets(5)	(20,500)	—
EBITDA	153,820	186,536
Acquisition/divestiture-related and non-recurring expenses(2)	5,877	12,921
Loss (gain) on sales of assets, net of facility closure costs(3)	137,798	(4,928)
Impairment of assets held for sale(4)	—	106,434
Impairment of intangible assets(5)	20,500	—
Adjusted EBITDA	$317,995	$300,963

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

A reconciliation of net loss to adjusted net income and adjusted diluted earnings per share for fiscal 2023 and fiscal 2022, along with the components of adjusted net income and adjusted diluted earnings per share, follows (in thousands):

	Fiscal 2023	Fiscal 2022
Net loss	$(66,198)	$(11,370)
Gain on extinguishment of debt(1)	(911)	—
Acquisition/divestiture-related and non-recurring expenses(2)	5,877	12,921
Loss (gain) on sales of assets, net of facility closure costs(3)	137,798	(4,928)
Credit agreement amendment fee(6)	—	1,600
Impairment of assets held for sale(4)	—	106,434
Impairment of intangible assets(5)	20,500	—
Tax adjustment related to Back to Nature divestiture(7)	14,736	—
Tax effects of non-GAAP adjustments(8)	(37,925)	(28,427)
Adjusted net income	$73,877	$76,230
Adjusted diluted earnings per share	$0.99	$1.08
(1)	Net interest expense for fiscal 2023 was reduced by $0.9 million (or $0.7 million, net of tax) as a result of a net gain on extinguishment of debt related to our 5.25% senior notes due 2025. During fiscal 2023, we repurchased $79.2 million aggregate principal amount of our 5.25% senior notes due 2025 in the open market at discounted repurchase prices and recorded a gain of $1.9 million, net of the accelerated amortization of deferred debt financing costs of $0.3 million. In addition, in October 2023, we redeemed $555.4 million aggregate principal amount of our 5.25% senior notes due 2025 at par and recorded a loss resulting from the accelerated amortization of deferred debt financing costs of $1.0 million.
(2)	Acquisition/divestiture-related and non-recurring expenses for fiscal 2023 of $5.9 million (or $4.4 million, net of tax) primarily includes acquisition and integration expenses for the Crisco acquisition and divestiture-related expenses for the Green Giant U.S. shelf-stable and Back to Nature divestitures. Acquisition/divestiture-related and non-recurring expenses for fiscal 2022 of $12.9 million (or $9.8 million, net of tax) primarily includes acquisition and integration expenses for the Crisco and Yuma acquisitions.
(3)	In connection with the sale of assets relating to our Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash charges of $132.9 million (or $100.4 million, net of tax) during the third quarter of 2023. During the fourth quarter of 2023, we completed the Green Giant U.S. shelf-stable divestiture and recorded a loss on sale of $4.8 million (or $3.6 million, net of tax) during the quarter, resulting in a total loss on sale of $137.7 million (or $104.0 million, net of tax) during fiscal 2023.

On the first business day of fiscal 2023, we completed the Back to Nature divestiture and we recorded a loss on the sale of $0.1 million. See note (4) below.

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

(4)	In connection with our decision to sell our Back to Nature business, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories to assets held for sale during fiscal 2022. During the third quarter of 2022, we measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million (or $78.2 million, net of tax), and during the fourth quarter of 2022, we recorded an additional $2.8 million (or $2.1 million, net of tax) of pre-tax, non-cash impairment charges related to those assets after we entered into an agreement to sell the Back to Nature business. On January 3, 2023, the Company completed the sale of the Back to Nature business. See note (3) above.
(5)	During the fourth quarter of 2023, we recorded pre-tax, non-cash impairment charges of $20.5 million (or $15.5 million, net of tax) related to intangible trademark assets for the Baker’s Joy, Molly McButter, Sugar Twin, and New York Flatbreads brands. We partially impaired the Baker’s Joy and Sugar Twin brands, and we fully impaired the Molly McButter and New York Flatbreads brands.

(6)	During the second quarter of 2022, we paid a fee of $1.6 million (or $1.2 million, net of tax) to amend our senior secured credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility.
(7)	As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income taxes by $14.7 million, or $0.21 per share.
(8)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of 24.5%.

Adjusted Gross Profit and Adjusted Gross Profit Percentage. Adjusted gross profit and adjusted gross profit percentage are non-GAAP financial measures used by management to measure operating performance. We define adjusted gross profit as gross profit adjusted for acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold and adjusted gross profit percentage as gross profit percentage (i.e., gross profit as a percentage of net sales) adjusted for acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold. These non-GAAP financial measures reflect adjustments to gross profit and gross profit percentage to eliminate the items identified in the reconciliation below. This information is provided in order to allow investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because we cannot predict the timing and amount of these items, management does not consider these items when evaluating our performance or when making decisions regarding allocation of resources.

A reconciliation of gross profit to adjusted gross profit and gross profit percentage to adjusted gross profit percentage for fiscal 2023, 2022 and 2021 follows (in thousands, except percentages):

	Fiscal Year Ended
	Fiscal 2023	Fiscal 2022	Fiscal 2021
Gross profit	$455,521	$409,624	$436,966
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	2,921	9,117	33,571
Adjusted gross profit	$458,442	$418,741	$470,537

Gross profit percentage	22.1%	18.9%	21.3%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	0.1%	0.4%	1.6%
Adjusted gross profit percentage	22.2%	19.4%	22.9%
(1)	Acquisition/divestiture related expenses and non-recurring expenses included in cost of goods sold for fiscal 2023 of $2.9 million primarily includes acquisition and integration expenses for the Crisco acquisition and divestiture-related expenses for the Back to Nature divestiture. Acquisition/divestiture related expenses and non-recurring expenses included in cost of goods sold for fiscal 2022 of $9.1 million primarily includes acquisition and integration expenses for the Crisco and Yuma acquisitions. Acquisition/divestiture related expenses and non-recurring expenses included in cost of goods sold for fiscal 2021 of $33.6 million primarily includes a $13.9 million accrual for the estimated present value of a multi-employer pension plan withdrawal liability in connection with the sale and closure of our Portland, Maine manufacturing facility, $14.6 million of acquisition/divestiture-related expenses, and $5.1 million of amortization of acquisition-related inventory fair value step-up and non-recurring expenses.

Fiscal 2023 Compared to Fiscal 2022

Net Sales. Net sales for fiscal 2023 decreased $100.7 million, or 4.7%, to $2,062.3 million from $2,163.0 million for fiscal 2022. The decrease was primarily attributable to the Back to Nature divestiture, the Green Giant U.S. shelf-stable divestiture, a decrease in unit volume and the negative impact of foreign currency, which were partially offset by an increase in net pricing and the impact of product mix. Net sales of Back to Nature, which we divested on January 3, 2023, and therefore not part of our fiscal 2023 results, were $46.3 million during fiscal 2022. Net sales of the Green Giant U.S. shelf-stable product line, which we divested on November 8, 2023, were $24.6 million lower in fiscal 2023 compared to fiscal 2022, primarily due to the divestiture.

Base business net sales for fiscal 2023 decreased $30.0 million, or 1.5%, to $1,997.2 million from $2,027.2 million for fiscal 2022. The decrease in base business net sales was driven by a decrease in unit volume of $118.2 million and the negative impact of foreign currency of $5.1 million, partially offset by an increase in net pricing and the impact of product mix of $93.3 million, or 4.6% of base business net sales.

Net sales of Green Giant frozen and shelf-stable products in the aggregate (including Le Sueur but excluding net sales of the Green Giant U.S. shelf-stable product line) decreased $28.7 million, or 6.6%, in fiscal 2023, as compared to fiscal 2022.

See Note 16, “Net Sales by Brand,” to our consolidated financial statements in Part II, Item 8 of this report, for detailed information regarding total net sales by brand for fiscal 2023 and fiscal 2022 for each of our brands whose net sales equaled or exceeded 3% of our total net sales for those periods and for all other brands in the aggregate.

The following table sets forth the most significant base business net sales increases and decreases by brand for those brands for fiscal 2023:

	2023 vs. 2022
	Base Business
	Net Sales Increase (Decrease)
	Dollars (in millions)	Percentage
Brand:
Clabber Girl	$31.1	32.1%
Spices & Seasonings(1)	14.0	5.4%
Green Giant - shelf-stable(2)	3.0	3.6%
Maple Grove Farms of Vermont	2.4	2.9%
Crisco	(38.2)	(10.3)%
Green Giant - frozen(3)	(31.7)	(8.9)%
Ortega	(6.4)	(4.1)%
Cream of Wheat	(2.9)	(3.6)%
Dash	(0.9)	(1.3)%
All other brands	(0.4)	(0.1)%
Base business net sales decrease	$(30.0)	(1.5)%
(1)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.
(2)	Excludes net sales of the Green Giant U.S. shelf-stable product line, which was divested on November 8, 2023. Includes net sales of the Le Sueur brand and the Green Giant Canada shelf-stable product line. See Note 3, “Acquisitions and Divestitures,” to our consolidated financial statements in Part II, Item 8 of this report.
(3)	For fiscal 2023, excludes net sales from the Yuma acquisition from January 1, 2023 through May 5, 2023. The Yuma acquisition was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures,” to our consolidated financial statements in Part II, Item 8 of this report.

Gross Profit. Gross profit was $455.5 million for fiscal 2023, or 22.1% of net sales. Adjusted gross profit, which excludes the negative impact of $2.9 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during fiscal 2023, was $458.4 million, or 22.2% of net sales. Gross profit was $409.6 million for fiscal 2022, or 18.9% of net sales. Adjusted gross profit, which excludes the negative impact of $9.1 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during fiscal 2022, was $418.7 million, or 19.4% of net sales.

The improvements in gross profit and gross profit as a percentage of net sales were driven by an increase in net pricing relative to input costs as compared to fiscal 2022, the moderation of input cost inflation, lower transportation and warehousing costs, and lower depreciation expense. Beginning in the fourth quarter of 2022, we have realized the benefits of previously announced list price increases, which, together with additional list price increases in 2023, partially offset by certain list price decreases, contributed to our recovery in gross profit and gross profit as a percentage of net sales during fiscal 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.6 million, or 3.0%, to $196.0 million for fiscal 2023 from $190.4 million for fiscal 2022. The increase was composed of increases in general and administrative expenses of $14.1 million and consumer marketing expenses of $3.1 million, partially offset by decreases in warehousing expenses of $5.3 million, selling expenses of $3.2 million and acquisition/divestiture-related and non-recurring expenses of $3.1 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.7 percentage points to 9.5% for fiscal 2023, as compared to 8.8% for fiscal 2022.

Amortization Expense. Amortization expense decreased $0.5 million to $20.8 million for fiscal 2023 from $21.3 million for fiscal 2022.

(Loss) Gain on Sales of Assets. In connection with the divestiture of our Green Giant U.S. shelf-stable product line during fiscal 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale during fiscal 2023. During the third quarter of 2023, we measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash charges of $132.9 million. During the fourth quarter of 2023, we completed the Green Giant U.S. shelf-stable divestiture and recorded a loss on sale of $4.8 million during the quarter, resulting in a total loss on sale of $137.7 million during fiscal 2023.

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

Impairment of Assets Held for Sale. During the third quarter of 2022, we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories to assets held for sale during fiscal 2022. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $103.6 million. During the fourth quarter of 2022, we recorded an additional $2.8 million of pre-tax, non-cash impairment charges related to those assets after we entered into an agreement to sell the Back to Nature business on December 15, 2022. The sale of the Back to Nature business was completed on January 3, 2023 (the first business day of fiscal 2023).

Impairment of Intangible Assets. Impairment of intangible assets of $20.5 million for fiscal 2023 includes a pre-tax, non-cash loss for the impairment of intangible trademark assets relating to the Baker’s Joy, Molly McButter, Sugar Twin and New York Flatbreads brands, due primarily to our projections for reduced net sales and lower margins for the brands. See Note 6, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of the impairment of intangible assets in fiscal 2023.

Operating Income. As a result of the foregoing, operating income decreased $18.2 million, or 18.5%, to $80.4 million for fiscal 2023 from $98.6 million for fiscal 2022. Operating income expressed as a percentage of net sales decreased to 3.9% in fiscal 2023 from 4.6% in fiscal 2022.

Net Interest Expense. Net interest expense increased $26.4 million, or 21.1%, to $151.3 million for fiscal 2023 from $124.9 million in fiscal 2022. The increase was primarily attributable to higher interest rates on our long-term debt, the accelerated amortization of deferred debt financing costs relating to long-term debt prepayments, and a $0.5 million loss on extinguishment of debt during the fourth quarter of 2023, partially offset by a reduction in average long-term debt outstanding, a $0.8 million gain on the extinguishment of debt during the second quarter of 2023 and a $0.6 million gain on extinguishment of debt during the third quarter of 2023.

Other Income. Other income for fiscal 2023 primarily includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $3.8 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million. Other income for fiscal 2022 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $7.4 million and the remeasurement of monetary assets denominated in a foreign currency into U.S. dollars of less than $0.1 million.

Income Tax Benefit. Income tax benefit decreased $6.6 million to $0.9 million for fiscal 2023 from $7.5 million for fiscal 2022, and our effective tax rate decreased from 39.9% to 1.4%. The decrease in income tax benefit and the decrease in effective tax rate were primarily due to the establishment of a valuation allowance on a capital loss carryforward. See “U.S. Tax Act” above for a discussion of the impact of the tax legislation on income tax benefit.

Fiscal 2022 Compared to Fiscal 2021

For a discussion of fiscal 2022 compared to fiscal 2021, please refer to our 2022 Annual Report on Form 10-K, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on March 1, 2022.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $241.8 million to $247.8 million for fiscal 2023 from $6.0 million for fiscal 2022. The increase was largely due to an increase in gross profit and favorable working capital comparisons in fiscal 2023 compared to fiscal 2022, primarily comprised of inventories, accrued expenses and lease liabilities, and trade accounts receivable, partially offset by unfavorable working capital comparisons related to trade accounts payable and other liabilities.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased $120.7 million to $81.6 million for fiscal 2023 from $39.1 million of net cash used in investing activities for fiscal 2022. The increase was primarily attributable to the sales proceeds received from the Back to Nature and Green Giant U.S. shelf-stable divestitures during fiscal 2023, partially offset by the cash used to pay the purchase price for the Yuma acquisition during fiscal 2022.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities increased $379.0 million to $333.7 million for fiscal 2023 from $45.3 million of net cash provided by financing activities for fiscal 2022. The increase was primarily driven by higher net debt repayments of $1,005.4 million, partially offset by net proceeds of $538.3 million from the issuance of our 8.00% senior secured notes due 2028, lower dividend payments of $77.3 million, higher net proceeds of $8.6 million from the sale of common stock and lower payments of $2.2 million related to tax withholdings on behalf of employees for net share settlement of share-based compensation.

Cash Income Tax Payments. We made net cash tax payments of approximately $24.8 million and $25.6 million during fiscal 2023 and fiscal 2022, respectively. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2024 through 2038. See “U.S. Tax Act” above for a discussion of the impact and expected impact of the U.S. Tax Act on our cash income tax payments, including the impact the U.S. Tax Act had in fiscal 2023 and fiscal 2022 and is expected to have in fiscal 2024 and beyond on our interest expense deductions and our cash taxes. If there is a change in U.S. federal tax policy or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

Debt

See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report for a description of our senior secured credit agreement, including our revolving credit facility and tranche B term loans, our 5.25% senior notes due 2025, our 5.25% senior notes due 2027 and our 8.00% senior secured notes due 2028.

Equity

See Note 11, “Capital Stock,” to our consolidated financial statements in Part II, Item 8 of this report for information about our “at-the-market” (ATM) equity offering program.

Future Capital Needs

We are highly leveraged. On December 30, 2023, the aggregate principal amount of our long-term debt (including current portion) of $2,064.0 million, net of our cash and cash equivalents of $41.1 million, was $2,022.9 million. Stockholders’ equity as of that date was $835.5 million.

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

We expect to make capital expenditures of approximately $35.0 million to $40.0 million in the aggregate during fiscal 2024. Our projected capital expenditures for fiscal 2024 primarily relate to asset sustainability projects, cost savings initiatives, environmental compliance and information technology systems (hardware and software), including cybersecurity.

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

Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries

As further discussed in Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report, our obligations under our 5.25% senior notes due 2025, the 5.25% senior notes due 2027, and the 8.00% senior secured notes due 2028 are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this section as the guarantor subsidiaries. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 5.25% senior notes due 2025, the 5.25% senior notes due 2027, or the 8.00% senior secured notes due 2028. In this section, we refer to these foreign subsidiaries and future foreign or partially owned domestic subsidiaries as the non-guarantor subsidiaries. See Note 7, “Long-Term Debt” to our consolidated financial statements in Part II, Item 8 of this report.

The 5.25% senior notes due 2025 and the 5.25% senior notes due 2027 and the related subsidiary guarantees are our and the guarantor subsidiaries’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantor subsidiaries’ secured indebtedness and to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantor subsidiaries’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantor subsidiaries’ future subordinated debt.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries of the senior notes described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	December 30,	December 31,
	2023	2022
Current assets(1)	$711,926	$930,287
Non-current assets	2,577,910	2,746,965
Current liabilities(2)	239,904	200,307
Non-current liabilities	$2,365,338	$2,751,661
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $53.6 million and $37.7 million as of December 30, 2023 and December 31, 2022, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $6.6 million and $7.7 million as of December 30, 2023 and December 31, 2022, respectively.

	Fiscal 2023	Fiscal 2022
Net sales	$1,930,634	$2,038,048
Gross profit	454,979	396,830
Operating income	79,610	84,431
Loss before income taxes	(67,941)	(33,104)
Net loss	$(64,102)	$(21,292)

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At December 30, 2023, we had $1,365.4 million of fixed rate debt and $698.6 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at December 30, 2023, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $7.0 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 30, 2023 and December 31, 2022 were as follows (in thousands):

	December 30, 2023				December 31, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$170,000		$170,000	(1)	$282,500		$282,500	(1)
Tranche B term loans due 2026	527,443	(2)	522,169	(3)	668,532	(2)	636,777	(3)
5.25% senior notes due 2025	265,592	(4)	261,608	(3)	901,213	(4)	790,625	(3)
5.25% senior notes due 2027	550,000		497,750	(3)	550,000		420,558	(3)
8.00% senior secured notes due 2028	$547,372	(5)	$572,688	(3)	$—		$—
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At December 30, 2023, and December 31, 2022, the face amount of the tranche B term loans was $528.6 million and $671.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At December 30, 2023 and December 31, 2022, the face amount of the 5.25% senior notes due 2025 was $265.4 million and $900.0 million, respectively.
(5)	The carrying value of 8.00% senior secured notes due 2028 includes a discount. At December 30, 2023, the face amount of the 8.00% senior secured notes due 2028 was $550.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2023, 2022 and 2021, our net sales to customers in foreign countries represented approximately 8.6%, 7.8% and 8.3%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar. As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated balance sheets at December 30, 2023 and December 31, 2022 and the consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for fiscal 2023, 2022 and 2021 and related notes are set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the carrying values of certain indefinite-lived intangible assets

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company had $1,438.6 million of indefinite-lived trademark assets as of December 30, 2023, which included certain indefinite-lived intangible assets. The Company performs indefinite-lived intangible assets impairment testing as of the last day of each fiscal year. The Company tests the indefinite-lived intangible assets by comparing the fair value with the carrying value and recognizes a loss for the difference. The Company estimates the fair value of the indefinite-lived intangible assets based on discounted cash flows that reflect certain third-party market value indicators. Based upon the analysis performed, the Company recognized impairment charges on certain indefinite-lived intangible assets of $20.5 million during the year ended December 30, 2023.

We identified the assessment of the carrying value of certain indefinite-lived intangible assets as a critical audit matter. The forecasted revenue growth rates, including the terminal growth rate, margins and discount rate assumptions used to calculate the fair value of certain indefinite-lived intangible assets were challenging to audit due to the significant estimation in the assumptions and that minor changes to these assumptions would have a significant effect on the Company’s assessment of the carrying value of the indefinite-lived intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s indefinite-lived intangible asset impairment assessment process, including controls related to the determination of the fair value of the indefinite-lived intangible assets, related forecasted revenue growth rates, including terminal growth rate, margins and determination of the discount rate. We evaluated the Company’s forecasted revenue growth rates and margins by comparing them to historical actual results of the Company and other industry data, as applicable. In addition, we compared the Company’s historical revenue forecasts and margins to actual results. We involved valuation professionals with specialized skill and knowledge, who assisted in:

■ evaluating the Company’s terminal growth rate by comparing to publicly available industry market data and long-term economic growth assumptions

■ evaluating the Company’s discount rate assumptions by comparing it to discount rates that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Short Hills, New Jersey
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited B&G Foods, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Short Hills, New Jersey
February 28, 2024

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,094	$45,442
Trade accounts receivable, less allowance for doubtful accounts and discounts of $2,255 and $2,309 as of December 30, 2023 and December 31, 2022, respectively	143,015	150,019
Inventories	568,980	726,468
Assets held for sale	—	51,314
Prepaid expenses and other current assets	41,747	37,550
Income tax receivable	7,988	8,024
Total current assets	802,824	1,018,817

Property, plant and equipment, net of accumulated depreciation of $426,084 and $390,821 as of December 30, 2023 and December 31, 2022, respectively	302,288	317,587
Operating lease right-of-use assets	70,046	65,809
Finance lease right-of-use assets	1,832	2,891
Goodwill	619,399	619,241
Other intangible assets, net	1,627,836	1,788,157
Other assets	23,484	19,088
Deferred income taxes	15,581	10,019
Total assets	$3,463,290	$3,841,609

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$123,778	$127,809
Accrued expenses	83,217	64,137
Current portion of operating lease liabilities	16,939	14,616
Current portion of finance lease liabilities	1,070	1,046
Current portion of long-term debt	22,000	50,000
Income tax payable	475	309
Dividends payable	14,939	13,617
Total current liabilities	262,418	271,534

Long-term debt, net of current portion	2,023,088	2,339,049
Deferred income taxes	267,053	288,712
Long-term operating lease liabilities, net of current portion	53,724	51,727
Long-term finance lease liabilities, net of current portion	726	1,795
Other liabilities	20,818	20,626
Total liabilities	2,627,827	2,973,443
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 78,624,419 and 71,668,144 shares issued and outstanding as of December 30, 2023 and December 31, 2022, respectively	786	717
Additional paid-in capital	46,990	—
Accumulated other comprehensive income (loss)	2,597	(9,349)
Retained earnings	785,090	876,798
Total stockholders’ equity	835,463	868,166
Total liabilities and stockholders’ equity	$3,463,290	$3,841,609

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Net sales	$2,062,313	$2,163,000	$2,056,264
Cost of goods sold	1,606,792	1,753,376	1,619,298
Gross profit	455,521	409,624	436,966

Operating expenses (income):
Selling, general and administrative expenses	196,044	190,411	196,172
Amortization expense	20,760	21,250	21,627
Loss (gain) on sales of assets	137,798	(7,099)	—
Impairment of assets held for sale	—	106,434	—
Impairment of intangible assets	20,500	—	23,088
Operating income	80,419	98,628	196,079

Other (income) and expenses:
Interest expense, net	151,333	124,915	106,889
Other income	(3,781)	(7,380)	(4,464)
(Loss) income before income tax (benefit) expense	(67,133)	(18,907)	93,654
Income tax (benefit) expense	(935)	(7,537)	26,291
Net (loss) income	$(66,198)	$(11,370)	$67,363

Weighted average shares outstanding:
Basic	74,267	70,468	65,088
Diluted	74,267	70,468	65,747

(Loss) earnings per share:
Basic	$(0.89)	$(0.16)	$1.03
Diluted	$(0.89)	$(0.16)	$1.02

Cash dividends declared per share	$0.760	$1.615	$1.900

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Net (loss) income	$(66,198)	$(11,370)	$67,363

Other comprehensive income (loss):
Foreign currency translation adjustments	10,083	(2,969)	(862)
Pension gain, net of tax	1,863	11,789	18,287
Other comprehensive income	11,946	8,820	17,425
Comprehensive (loss) income	$(54,252)	$(2,550)	$84,788

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at January 2, 2021	64,252,859	$643	$—	$(35,594)	$866,828	$831,877
Foreign currency translation	—	—	—	(862)	—	(862)
Change in pension benefit (net of $5,934 of income taxes)	—	—	—	18,287	—	18,287
Net income	—	—	—	—	67,363	67,363
Share-based compensation	—	—	5,397	—	—	5,397
Issuance of common stock for share-based compensation	128,591	1	(1,087)	—	—	(1,086)
Cancellation of restricted stock for tax withholding upon vesting	(21,528)	—	(622)	—	—	(622)
Cancellation of restricted stock upon forfeiture	(1,129)	—	—	—	—	—
Stock options exercised	467,152	4	14,806	—	—	14,810
Issuance of common stock in ATM offering	3,695,706	37	109,977			110,014
Dividends declared on common stock, $1.900 per share	—	—	(124,924)	—	—	(124,924)
Balance at January 1, 2022	68,521,651	$685	$3,547	$(18,169)	$934,191	$920,254
Foreign currency translation	—	—	—	(2,969)	—	(2,969)
Change in pension benefit (net of $3,890 of income taxes)	—	—	—	11,789	—	11,789
Net income	—	—	—	—	(11,370)	(11,370)
Share-based compensation	—	—	3,856	—	—	3,856
Issuance of common stock for share-based compensation	310,495	3	(3,707)	—	—	(3,704)
Cancellation of restricted stock for tax withholding upon vesting	(15,903)	—	(392)	—	—	(392)
Cancellation of restricted stock upon forfeiture	(3,668)	—	—	—		—
Stock options exercised	2,227	—	60	—	—	60
Issuance of common stock in ATM offering	2,853,342	29	65,038	—	—	65,067
Dividends declared on common stock, $1.615 per share	—	—	(68,402)	—	(46,023)	(114,425)
Balance at December 31, 2022	71,668,144	$717	$—	$(9,349)	$876,798	$868,166
Foreign currency translation	—	—	—	10,083	—	10,083
Change in pension benefit (net of $617 of income taxes)	—	—	—	1,863	—	1,863
Net loss	—	—	—	—	(66,198)	(66,198)
Share-based compensation	—	—	7,191	—	—	7,191
Issuance of common stock for share-based compensation	640,475	6	(1,667)	—	—	(1,661)
Cancellation of restricted stock for tax withholding upon vesting	(14,448)	—	(217)	—	—	(217)
Cancellation of restricted stock upon forfeiture	(2,598)	—	—	—	—	—
Issuance of common stock in ATM offering	6,332,846	63	73,506	—	—	73,569
Dividends declared on common stock, $0.760 per share	—	—	(31,823)	—	(25,510)	(57,333)
Balance at December 30, 2023	78,624,419	$786	$46,990	$2,597	$785,090	$835,463

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Cash flows from operating activities:
Net (loss) income	$(66,198)	$(11,370)	$67,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,620	80,528	82,888
Amortization of operating lease right-of-use assets	18,761	16,908	13,972
Amortization of deferred debt financing costs and bond discount/premium	7,510	4,723	4,606
Deferred income taxes	(26,395)	(26,897)	7,269
Impairment of assets held for sale	—	106,434	—
Impairment of intangible assets	20,500	—	23,088
Accrual for multi-employer pension plan withdrawal liability	—	—	13,907
Loss (gain) on sales of assets	138,523	(7,086)	775
Gain on extinguishment of debt	(911)	—	—
Share-based compensation expense	7,191	3,917	5,383
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	7,325	(5,846)	(12,481)
Inventories	89,909	(124,969)	(117,257)
Prepaid expenses and other current assets	(3,097)	(5,113)	5,160
Income tax receivable/payable, net	575	(5,952)	13,684
Other assets	(4,348)	(5,418)	(1,514)
Trade accounts payable	(8,272)	83	10,494
Accrued expenses and lease liabilities	(5,606)	(20,283)	(25,025)
Other liabilities	2,672	6,304	1,566
Net cash provided by operating activities	247,759	5,963	93,878

Cash flows from investing activities:
Capital expenditures	(25,689)	(22,286)	(43,581)
Proceeds from sales of assets	107,282	10,430	737
Payments for acquisition of businesses, net of cash acquired	—	(27,290)	—
Net cash provided by (used in) investing activities	81,593	(39,146)	(42,844)

Cash flows from financing activities:
Repurchases of senior notes	(632,426)	—	—
Repayments of borrowings under term loan facility	(143,000)	—	—
Proceeds from issuance of senior secured notes	550,000	—	—
Repayments of borrowings under revolving credit facility	(552,500)	(302,500)	(295,000)
Borrowings under revolving credit facility	440,000	420,000	225,000
Proceeds from issuance of common stock, net	73,826	65,233	110,229
Dividends paid	(56,011)	(133,355)	(122,896)
Proceeds from exercise of stock options	—	60	14,810
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(1,879)	(4,096)	(1,708)
Payments of debt financing costs	(11,701)	—	(276)
Net cash (used in) provided by financing activities	(333,691)	45,342	(69,841)

Effect of exchange rate fluctuations on cash and cash equivalents	(9)	(407)	315
Net (decrease) increase in cash and cash equivalents	(4,348)	11,752	(18,492)

Cash and cash equivalents at beginning of year	45,442	33,690	52,182
Cash and cash equivalents at end of year	$41,094	$45,442	$33,690

Supplemental disclosures of cash flow information:
Cash interest payments	$141,950	$119,119	$102,491
Cash income tax payments	$24,840	$25,571	$5,654
Non-cash transactions:
Dividends declared and not yet paid	$14,939	$13,617	$32,548
Accruals related to purchases of property, plant and equipment	$4,345	$909	$2,117
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,829	$15,806	$46,376
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$3,529	$—

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2023, December 31, 2022 and January 1, 2022

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

We operate in a single industry segment and manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, vegetable, canola and other cooking oils, vegetable shortening, cooking sprays, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Davis, Devonsheer, Don Pepino, Durkee, Grandma’s Molasses, Green Giant, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Red Devil, Regina, Rumford, Sa-són, Sclafani, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s. We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Our fiscal year ending December 28, 2024 (fiscal 2024) contains, and our fiscal years ended December 30, 2023 (fiscal 2023), December 31, 2022 (fiscal 2022) and January 1, 2022 (fiscal 2021) each contained, 52 weeks and each quarter of fiscal 2024 contains, and each quarter of fiscal 2023, fiscal 2022 and fiscal 2021 contained, 13 weeks.

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 60.8%, 60.5% and 60.8% of consolidated net sales in fiscal 2023, 2022 and 2021, respectively. Our top ten customers accounted for approximately 63.1%, 60.3% and 59.8% of our consolidated trade accounts receivables as of the end of fiscal 2023, 2022 and 2021, respectively. Other than Walmart, which accounted for approximately 28.8%, 27.3% and 27.7% of our consolidated net sales in fiscal 2023, 2022 and 2021, respectively, no single customer accounted for more than 10.0% of consolidated net sales in fiscal 2023, 2022 or 2021. Other than Walmart, which accounted for approximately 30.7%, 30.6% and 28.9% of our consolidated trade

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

accounts receivables as of the end of fiscal 2023, 2022 and 2021, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2023, 2022 and 2021. As of December 30, 2023, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During fiscal 2023, 2022 and 2021, our sales to foreign countries represented approximately 8.6%, 7.8% and 8.3%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

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

(f)Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2023, 2022 and 2021, we capitalized $1.8 million, $1.5 million and $1.2 million, respectively.

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

(h)Deferred Debt Financing Costs

Deferred debt financing costs are capitalized and amortized over the term of the related debt agreements and are included as a reduction of long-term debt, except for the revolving credit facility, for which the deferred debt financing costs are included in other assets. Amortization of deferred debt financing costs for fiscal 2023, 2022 and 2021 was $7.5 million, $4.7 million and $4.6 million, respectively.

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

(j)Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries and changes in our pension benefits due to the initial adoption and ongoing application of the authoritative accounting literature relating to pensions, net of tax.

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

December 30, 2023, December 31, 2022 and January 1, 2022

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

(l)Selling, General and Administrative Expenses

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We expense our advertising costs either in the period the advertising first takes place or as incurred. Advertising expenses were approximately $6.5 million, $5.2 million and $7.2 million, for fiscal 2023, 2022 and 2021, respectively.

(m)Pension Plans

We maintain four company-sponsored defined benefit pension plans covering approximately 22.2% of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. From time to time, however, we voluntarily contribute greater or lesser amounts based on pension asset performance, tax considerations and other relevant factors.

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

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes option pricing model and is recognized in expense over the vesting period of the options using the straight-line method. The Black-Scholes option pricing model requires various assumptions, including the expected volatility of our stock, the expected term of the option, the risk-free interest rate and the expected dividend yield. Expected volatility is based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. All stock option grants have an exercise price equal to or greater than the fair market value of our common stock on the date of grant and have a 10-year term.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

The table below shows net income, weighted average common shares outstanding and earnings per share for fiscal 2023, 2022 and 2021, respectively (in thousands, except share and per share data):

	Fiscal	Fiscal	Fiscal
	2023 (1)	2022 (1)	2021

	(In thousands, except share and per share data)
Net (loss) income	$(66,198)	$(11,370)	$67,363

Weighted average common shares outstanding:
Basic	74,267,132	70,468,061	65,087,624
Net effect of potentially dilutive share-based compensation awards(2)	—	—	659,002
Diluted	74,267,132	70,468,061	65,746,626
(Loss) earnings per share:
Basic	$(0.89)	$(0.16)	$1.03
Diluted	$(0.89)	$(0.16)	$1.02
(1)	For fiscal 2023 and 2022, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect was antidilutive.
(2)	For fiscal 2021, outstanding stock options of 487,395 were excluded from diluted earnings per share as their effect was antidilutive.

(r)Accounting Standards Adopted in Fiscal 2023

In October 2021, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) that provides an exception to fair value measurement for revenue contracts acquired in business combinations. This guidance became effective during fiscal 2023 and will be applied to any future business combinations that occur. The adoption of this ASU did not have a material impact to our consolidated financial statements or related disclosures.

(s)Recently Issued Accounting Standards – Pending Adoption

In December 2023, the FASB issued a new ASU that requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the financial statements. We are currently evaluating the expected impact to our consolidated financial statements and related disclosures.

In November 2023, the FASB issued a new ASU that enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods thereafter. Early adoption is permitted. Retrospective adoption is required for all prior periods presented. As this ASU requires only additional disclosures, the adoption of this ASU will not impact our consolidated financial position, results of operations or liquidity.

(3)	Acquisitions and Divestitures

We account for acquisitions using the acquisition method of accounting and, accordingly, have included the assets acquired, liabilities assumed and results of operations in our consolidated financial statements from the respective date of acquisition. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. Indefinite-lived trademarks are deemed to have an indefinite useful life and are not amortized. Customer relationships and finite-lived trademarks acquired are amortized over 10 to 20 years. Goodwill and other intangible assets are deductible for income tax purposes. Inventory has been recorded at estimated selling price less costs of disposal and a reasonable selling profit and the property, plant and equipment and other intangible assets (including

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

trademarks, customer relationships and other intangible assets) acquired have been recorded at fair value as determined by our management with the assistance of a third-party valuation specialist. See Note 6, “Goodwill and Other Intangible Assets.”

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

Unaudited Pro Forma Summary of Operations

The Yuma acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented for that acquisition.

Divestiture of Green Giant U.S. Shelf-Stable Product Line

During the third quarter of 2023, we reclassified $201.8 million of assets related to our Green Giant U.S. shelf-stable product line as assets held for sale because we had decided to divest the product line, which was no longer core to our overall business and long-term strategy. We then measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash charges of $132.9 million during the third quarter of 2023. On November 8, 2023, we completed the sale of the Green Giant U.S. shelf-stable product line to Seneca Foods Corporation and we recorded a loss on sale of $4.8 million during the fourth quarter, resulting in a total loss on sale of $137.7 million during fiscal 2023. The sale did not include our Green Giant frozen business, Green Giant Canada business, or the Le Sueur brand. Because we retained the Green Giant trademarks, we agreed to license the Green Giant trademarks to Seneca on a perpetual, royalty-free basis for use in connection with the Green Giant U.S. shelf-stable product line. In connection with the sale, we provided certain transition services to Seneca from the closing date through February 6, 2024.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

During the fourth quarter of 2023, we recognized a pre-tax loss on the divestiture of $137.7 million, as calculated below (in thousands):

Cash received(1)	$55,305
Less:
Assets sold:
Trademarks — indefinite-lived intangible assets	$115,340
Inventories	73,567
Customer relationships — finite-lived intangible assets	4,111
Total assets sold	193,018
Pre-tax loss on sale of assets(2)	$(137,713)
(1)	Cash received of $55.3 million is net of a post-closing inventory adjustment of $0.3 million.
(2)	Pre-tax loss on sale of assets of $137.7 million consists of $132.9 million and $4.8 million recorded during the third quarter and fourth quarter of 2023, respectively.

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

Effective January 3, 2023, the first business day of fiscal 2023, we completed the Back to Nature sale. During the first quarter of 2023, we recognized a pre-tax loss on the Back to Nature sale of $0.1 million, as calculated below (in thousands):

Cash received	$51,414
Less:
Assets sold:
Trademarks — indefinite-lived intangible assets	$109,900
Goodwill	29,500
Customer relationships — finite-lived intangible assets	11,025
Inventories	7,323
Impairment of assets held for sale recorded during fiscal 2022	(106,434)
Total assets sold	51,314
Expenses	185
Pre-tax loss on sale of assets	$(85)

As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our income tax expense for the first quarter of 2023 by $14.7 million.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

(4)	Inventories

Inventories consist of the following, as of the dates indicated (in thousands):

	December 30, 2023	December 31, 2022
Raw materials and packaging	$92,707	$126,947
Work-in-process	128,073	208,183
Finished goods	348,200	391,338
Inventories	$568,980	$726,468

(5)Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following as of the dates indicated (in thousands):

	December 30, 2023	December 31, 2022
Land and improvements	$26,176	$25,509
Buildings and improvements	163,052	152,341
Machinery and equipment	428,713	413,563
Office furniture, vehicles and computer equipment	97,249	93,843
Construction-in-progress	13,182	23,152
Property, plant and equipment, cost	728,372	708,408
Less: accumulated depreciation	(426,084)	(390,821)
Property, plant and equipment, net	$302,288	$317,587

Depreciation expense was $47.8 million, $58.6 million and $61.3 million for fiscal 2023, 2022 and 2021, respectively.

(6)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	December 30, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$4,836	$1,964	$6,800	$4,382	$2,418
Customer relationships	386,235	199,006	187,229	396,565	184,966	211,599
Total finite-lived intangible assets	$393,035	$203,842	$189,193	$403,365	$189,348	$214,017

Indefinite-Lived Intangible Assets
Goodwill			$619,399			$619,241
Trademarks			1,438,643			1,574,140
Total indefinite-lived intangible assets			$2,058,042			$2,193,381

Total goodwill and other intangible assets			$2,247,235			$2,407,398

Amortization expense associated with finite-lived intangible assets was $20.8 million, $21.3 million and $21.6 million during fiscal 2023, 2022 and 2021, respectively, and is recorded in operating expenses. We expect to recognize $20.4 million of amortization expense in each of the fiscal years 2024 and 2025, $19.7 million in fiscal 2026, $14.8 million in fiscal 2027 and $12.9 million in fiscal 2028, respectively. See Note 3, “Acquisitions and Divestitures.”

We completed our annual impairment tests for fiscal 2023, fiscal 2022 and fiscal 2021 with no adjustments to the carrying values of goodwill. Our testing indicates that the implied fair value of our company is in excess of the carrying value. However, a change in the cash flow assumptions could result in an impairment of goodwill.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

Our annual impairment tests for fiscal 2023 resulted in our company recording pre-tax, non-cash impairment charges to intangible trademark assets for our Baker’s Joy, Molly McButter, Sugar Twin and New York Flatbreads brands of $20.5 million in the aggregate during the fourth quarter of 2023, which is recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2023. We partially impaired the Baker’s Joy and Sugar Twin brands, and we fully impaired the Molly McButter and New York Flatbreads brands.

Additionally, in connection with the divestiture of our Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash charges of $132.9 million during the third quarter of 2023. During the fourth quarter of 2023, we completed the Green Giant U.S. shelf-stable divestiture and recorded a loss on sale of $4.8 million during the quarter, resulting in a total loss on sale of $137.7 million during fiscal 2023. See Note 3, “Acquisitions and Divestitures.”

We completed our annual impairment tests for fiscal 2022 with no adjustments to the carrying values of indefinite-lived intangible assets. However, in connection with our decision to sell the Back to Nature business, during fiscal 2022 we reclassified $109.9 million of indefinite-lived trademark intangible assets, $29.5 million of goodwill, $11.0 million of finite-lived customer relationship intangible assets and $7.3 million of inventories to assets held for sale. We measured the assets held for sale at the lower of their carrying value or fair value less anticipated costs to sell and recorded pre-tax, non-cash impairment charges of $106.4 million during fiscal 2022 relating to those assets. See Note 3, “Acquisitions and Divestitures.”

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

If future revenues and contributions to our operating results for any of our brands, including newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets.”

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

(7)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	December 30, 2023	December 31, 2022
Revolving credit loans due 2025:
Outstanding principal	$170,000	$282,500
Revolving credit loans, net(1)	170,000	282,500

Tranche B term loans due 2026:
Outstanding principal	528,625	671,625
Unamortized deferred debt financing costs	(1,925)	(4,175)
Unamortized discount	(1,182)	(3,093)
Tranche B term loans due 2026, net	525,518	664,357

5.25% senior notes due 2025:
Outstanding principal	265,392	900,000
Unamortized deferred debt financing costs	(636)	(3,890)
Unamortized premium	200	1,213
5.25% senior notes due 2025, net	264,956	897,323

5.25% senior notes due 2027:
Outstanding principal	550,000	550,000
Unamortized deferred debt financing costs	(4,159)	(5,131)
5.25% senior notes due 2027, net	545,841	544,869

8.00% senior secured notes due 2028:
Outstanding principal	550,000	—
Unamortized deferred debt financing costs	(8,599)	—
Unamortized discount	(2,628)	—
8.00% senior secured notes due 2028, net	538,773	—

Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,045,088	2,389,049
Current portion of long-term debt(2)	(22,000)	(50,000)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium and excluding current portion	$2,023,088	$2,339,049
(1)	Unamortized deferred debt financing costs related to our revolving credit facility were $1.8 million and $2.8 million as of December 30, 2023 and December 31, 2022, respectively. These amounts are included in other assets in the accompanying consolidated balance sheets.
(2)	See “Offer to Partially Redeem 8.00% Senior Secured Notes Due 2028 Upon Asset Sale” below.

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

During the first quarter of 2023, we made a mandatory prepayment of $50.0 million principal amount of tranche B term loans with proceeds from the Back to Nature sale and optional prepayments of $71.0 million of tranche B term loans from cash on hand. During the fourth quarter of 2023, we made a mandatory prepayment of $22.0 million principal amount of tranche B term loans with proceeds from the sale of the Green Giant U.S. shelf-stable product line. As of December 30, 2023, $528.6 million of tranche B term loans remain outstanding. See “Offer to Partially Redeem 8.00% Senior Secured Notes Due 2028 Upon Asset Sale” below. The tranche B term loans mature on October 10, 2026.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

During the second quarter of 2023, we amended our credit agreement to transition the interest rate based on LIBOR available for borrowings under the credit agreement and related LIBOR-based mechanics to an interest rate based on SOFR and related SOFR-based mechanics, effective July 1, 2023. Prior to the transition to SOFR, interest under the tranche B term loan facility was determined based on alternative rates that we chose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.50%, and LIBOR plus an applicable margin of 2.50%. Effective July 1, 2023, interest under the tranche B term loan facility is determined based on alternative rates that we may choose in accordance with our credit agreement, including a base rate per annum plus an applicable margin of 1.50%, and SOFR plus an applicable margin of 2.50%.

As of December 30, 2023, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.9 million, was $625.1 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. On June 28, 2022, we amended our credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility. The amendment provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), increased from 7.00 to 1.00 to 7.50 to 1.00 for the quarter ended July 2, 2022, and then increased to 8.00 to 1.00 for the quarter ended October 1, 2022 through the quarter ending September 30, 2023. The maximum consolidated leverage ratio decreased to 7.50 to 1.00 for the quarter ended December 30, 2023 and will return to 7.00 to 1.00 for the quarters ending March 30, 2024 and thereafter. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

period payable in cash) of at least 1.75 to 1.00. As of December 30, 2023, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

We may also, from time to time, seek to retire the 5.25% senior notes due 2025 through cash repurchases of the 5.25% senior notes due 2025 and/or exchanges of the 5.25% senior notes due 2025 for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During fiscal 2023, we repurchased $79.2 million aggregate principal amount of the 5.25% senior notes due 2025 in open market purchases at an average discounted repurchase price of 97.24% of such principal amount plus accrued and unpaid interest.

We used the net proceeds from the issuance of our 8.00% senior secured notes due 2028, together with cash on hand, to redeem at par $555.4 million aggregate principal amount of our 5.25% senior notes due 2025 on October 12, 2023 and to pay accrued and unpaid interest and related fees and expenses.

As of December 30, 2023, $265.4 million aggregate principal amount of the 5.25% senior notes due 2025 remain outstanding.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 30, 2023, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 30, 2023, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

8.00% Senior Secured Notes due 2028. On September 26, 2023, we issued $550.0 million aggregate principal amount of 8.00% senior secured notes due 2028 at a price of 99.502%.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

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

We may redeem some or all of the 8.00% senior secured notes due 2028 at a redemption price of 104.00% of the principal amount beginning September 15, 2025 and thereafter at prices declining annually to 102.00% on September 15, 2026 and 100.00% on or after September 15, 2027, in each case plus accrued and unpaid interest to (but not including) the date of redemption. We may redeem up to 40% of the aggregate principal amount of the 8.00% senior secured notes due 2028 prior to September 15, 2025 at a redemption price of 108.00% plus accrued and unpaid interest to (but not including) the date of redemption with the net proceeds from certain equity offerings. We may also redeem some or all of the 8.00% senior secured notes due 2028 at any time prior to September 15, 2025 at a redemption price equal to the make-whole amount set forth in the indenture plus accrued and unpaid interest to (but not including) the date of redemption. In addition, if we undergo a change of control, we may be required to offer to repurchase the 8.00% senior secured notes due 2028 at 101.00% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase. Upon certain asset dispositions we may be required to offer to purchase a portion of the 8.00% senior secured notes due 2028 at 100.00% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase. See “Offer to Partially Redeem 8.00% Senior Secured Notes Due 2028 Upon Asset Sale” below.

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

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 30, 2023, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

Offer to Partially Redeem 8.00% Senior Secured Notes Due 2028 Upon Asset Sale. During the first quarter of 2024, B&G Foods expects to commence an offer to purchase for cash up to $22.0 million principal amount of our 8.00% senior secured notes due 2028 from holders of the notes at a purchase price equal to 100.00% of the principal amount of such notes, plus accrued and unpaid interest, if any, to, but not including, the date fixed for the purchase of the notes tendered pursuant to the offer. The offer will not be conditioned upon a minimum principal amount of the notes being tendered. Pursuant to the indenture governing the 8.00% senior secured notes due 2028, the offer is required to be made as a result of the Green Giant U.S. shelf-stable divestiture. As discussed above under “Senior Secured Credit Agreement,” during the fourth quarter of 2023, we made a mandatory prepayment of $22.0 million principal amount of tranche B term loans with proceeds from the sale of the Green Giant U.S. shelf-stable product line. If less than $22.0 million principal amount of the 8.00% senior secured notes due 2028 are tendered in connection with the offer, B&G Foods will be required to make an additional mandatory prepayment of tranche B term loans in an amount equal to $22.0 million less the principal amount of the notes purchased pursuant to the offer.

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

Gain on Extinguishment of Debt. In connection with the repurchases and the partial redemption of our 5.25% senior notes due 2025 described above, we recorded a pre-tax, net gain on extinguishment of debt for fiscal 2023 of $0.9 million. The repurchases resulted in a gain of $1.9 million, net of the accelerated amortization of deferred debt financing costs of $0.3 million, which was partially offset by a loss of $1.0 million resulting from the accelerated amortization of deferred debt financing costs upon the partial redemption. There was no gain or loss on extinguishment of debt for fiscal 2022 or fiscal 2021.

Contractual Maturities. As of December 30, 2023, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2024(1)	$22,000
2025	435,392
2026	528,625
2027	550,000
2028(1)	528,000
Thereafter	—
Total	$2,064,017
(1)	See “Offer to Partially Redeem 8.00% Senior Secured Notes Due 2028 Upon Asset Sale” above.

Accrued Interest. At December 30, 2023 and December 31, 2022, accrued interest of $24.5 million and $21.7 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of December 30, 2023 and December 31, 2022 were as follows (in thousands):

	December 30, 2023				December 31, 2022
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$170,000		$170,000	(1)	$282,500		$282,500	(1)
Tranche B term loans due 2026	527,443	(2)	522,169	(3)	668,532	(2)	636,777	(3)
5.25% senior notes due 2025	265,592	(4)	261,608	(3)	901,213	(4)	790,625	(3)
5.25% senior notes due 2027	550,000		497,750	(3)	550,000		420,558	(3)
8.00% senior secured notes due 2028	$547,372	(5)	$572,688	(3)	$—		$—
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At December 30, 2023 and December 31, 2022, the face amount of the tranche B term loans was $528.6 million and $671.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At December 30, 2023 and December 31, 2022, the face amount of the 5.25% senior notes due 2025 was $265.4 million and $900.0 million, respectively.
(5)	The carrying value of 8.00% senior secured notes due 2028 includes a discount. At December 30, 2023, the face amount of the 8.00% senior secured notes due 2028 was $550.0 million.

There was no Level 3 activity during fiscal 2023, 2022 or 2021.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

(9)	Accumulated Other Comprehensive Income (Loss)

The reclassifications from accumulated other comprehensive income (loss) (AOCIL) for fiscal 2023, 2022 and 2021 were as follows (in thousands):

	Amount Reclassified
	From AOCIL			Affected Line Item in the
				Statement Where
Details about AOCIL Components	Fiscal 2023	Fiscal 2022	Fiscal 2021	Net (Loss) Income is Presented
Defined benefit pension plan items
Amortization of unrecognized (gain) loss	$(35)	$107	$1,648	See (1) below
Accumulated other comprehensive (gain) loss before tax	(35)	107	1,648	Total before tax
Tax expense (benefit)	9	(26)	(403)	Income tax (benefit) expense
Total reclassification	$(26)	$81	$1,245	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 12, “Pension Benefits,” for additional information.

Changes in AOCIL for fiscal 2023, 2022 and 2021 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 2, 2021	$(27,631)	$(7,963)	$(35,594)
Other comprehensive income (loss) before reclassifications	17,042	(862)	16,180
Amounts reclassified from AOCIL	1,245	—	1,245
Net current period other comprehensive loss	18,287	(862)	17,425
Balance at January 1, 2022	(9,344)	(8,825)	(18,169)
Other comprehensive income (loss) before reclassifications	11,708	(2,969)	8,739
Amounts reclassified from AOCIL	81	—	81
Net current period other comprehensive income (loss)	11,789	(2,969)	8,820
Balance at December 31, 2022	2,445	(11,794)	(9,349)
Other comprehensive income before reclassifications	1,889	10,083	11,972
Amounts reclassified from AOCIL	(26)	—	(26)
Net current period other comprehensive income	1,863	10,083	11,946
Balance at December 30, 2023	$4,308	$(1,711)	$2,597

(10)	Income Taxes

The components of (loss) income before income tax (benefit) expense consist of the following (in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
U.S.	$(67,870)	$(33,105)	$94,953
Foreign	737	14,198	(1,299)
Total	$(67,133)	$(18,907)	$93,654

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

Income tax (benefit) expense consists of the following (in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Current:
Federal	$16,363	$12,086	$11,165
State	2,074	1,921	3,703
Foreign	7,023	5,353	4,154
Current income tax	25,460	19,360	19,022
Deferred:
Federal	(19,936)	(20,674)	9,760
State	(2,340)	(5,145)	1,827
Foreign	(4,119)	(1,078)	(4,318)
Deferred income tax	(26,395)	(26,897)	7,269
Income tax (benefit) expense	$(935)	$(7,537)	$26,291

Income tax (benefit) expense differs from the expected income tax (benefit) expense (computed by applying the U.S. federal income tax rate of 21% for fiscal 2023, 2022 and 2021, respectively, to (loss) income before income tax (benefit) expense) as a result of the following:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
Increase (decrease):
State and local taxes, net of federal benefits	3.4	6.4	5.1
Foreign income taxed at different rates, net of foreign tax credits	(0.8)	(4.0)	1.6
Permanent differences	(0.3)	2.6	0.3
Deferred tax adjustment related to Back to Nature divestiture	10.4	—	—
Changes in tax rates	(3.7)	13.0	(0.4)
Tax credits	0.4	1.0	(0.2)
Valuation allowance	(31.4)	—	—
Other	2.4	(0.1)	0.7
Total	1.4%	39.9%	28.1%

In fiscal 2023, 2022 and 2021, changes in state apportionment, state filings or state tax laws impacted our deferred blended state rate, resulting in a deferred state tax benefit in fiscal 2023 of $0.2 million, a state tax benefit in fiscal 2022 of $2.3 million and state tax benefit in fiscal 2021 of $0.4 million.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 30,	December 31,
	2023	2022
Deferred tax assets:
Accounts receivable, principally due to allowance	$47	$24
Inventories, principally due to additional costs capitalized for tax purposes	7,357	5,866
Operating lease liabilities	16,998	16,084
Accrued expenses and other liabilities	13,000	26,869
Capital loss, net operating losses and tax credit carryforwards	25,917	4,968
Interest expense deductions limitation	46,865	22,236
Unrealized losses	21	268
Gross deferred tax assets	110,205	76,315
Valuation allowances	(23,293)	(2,291)
Deferred tax assets, net	86,912	74,024
Deferred tax liabilities:
Property, plant and equipment	(29,359)	(31,915)
Goodwill and other intangible assets	(291,711)	(303,464)
Prepaid expenses and other assets	(333)	(1,249)
Operating lease right-of-use assets	(16,981)	(16,089)
Gross deferred tax liabilities	(338,384)	(352,717)
Net deferred tax liabilities	$(251,472)	$(278,693)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, a valuation allowance of $23.3 million, $2.3 million and $2.5 million was recorded during fiscal 2023, 2022 and 2021, respectively, to record only the portion of the deferred tax asset that management believes is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

At December 30, 2023 and December 31, 2022, we had $0.2 million and $0.2 million, respectively, of reserves for uncertain tax positions, which decreased due to the expiration of certain statutes of limitations, partially offset by additional interest and penalties. Our policy is to classify interest and penalties resulting from income tax uncertainties as income tax expense.

At December 30, 2023 we had intangible assets of $880.7 million for tax purposes, which are amortizable through 2038.

We operate in multiple taxing jurisdictions within the United States, Canada and Mexico and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. We remain subject to examination in all of our tax

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

jurisdictions until the applicable statutes of limitations expire. As of December 30, 2023, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2020 and forward
United States—States	2019 and forward
Canada	2019 and forward
Mexico	2018 and forward

U.S. Tax Act. On December 22, 2017, the Tax Cuts and Jobs Act, which we refer to as the “U.S. Tax Act,” was signed into law. The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The changes in the U.S. Tax Act are broad and complex and we continue to examine the impact the U.S. Tax Act may have on our business and financial results. The U.S. Tax Act contains provisions with separate effective dates but was generally effective for taxable years beginning after December 31, 2017.

Under FASB ASC Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. Our consolidated effective tax rate was approximately 1.4%, 39.9% and 28.1% for fiscal 2023, 2022 and 2021, respectively. The reduction in the income tax rate has reduced our cash income tax payments. However, we expect the impact will be partially offset as a result of the phase-out by the end of 2026 of bonus depreciation on certain business additions.

The U.S. Tax Act also limits the deduction for net interest expense (including treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income.

If we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. We were subject to the limitation in fiscal 2021, which increased our taxable income by $6.7 million (after a $1.1 million return to provision adjustment in fiscal 2022). Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we were subject to the interest expense deduction limitation in fiscal 2023 and fiscal 2022, resulting in an increase to taxable income of $107.7 million and $90.2 million, respectively. We may continue to be subject to the interest deduction limitation in future years. We have recorded a deferred tax asset of $46.9 million and $22.2 million for fiscal 2023 and fiscal 2022, respectively, related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation was approximately $25.0 million and $20.6 million for fiscal 2023 and fiscal 2022, respectively. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our 2023, 2022 or 2021 tax rates.

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

December 30, 2023, December 31, 2022 and January 1, 2022

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

Stock Repurchase Program. On March 9, 2021, our board of directors authorized an extension of our stock repurchase program from March 15, 2021 to March 15, 2022. In extending the repurchase program, our board of directors also reset the repurchase authority to up to $50.0 million. The stock repurchase program authorization expired on March 15, 2022. We did not repurchase any shares of common stock during fiscal 2023 or fiscal 2022.

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

During fiscal 2023, we sold 6,332,846 shares of our common stock under the ATM equity offering program. We generated $75.3 million in gross proceeds, or $11.90 per share, from the sales, paid commissions to the sales agents of approximately $1.5 million and incurred other fees and expenses of approximately $0.1 million.

In the aggregate since the inception of the ATM equity offering program during the third quarter of 2021, we have sold 12,881,894 shares of common stock and generated $254.4 million in gross proceeds, or $19.75 per share, paid commissions to the sales agents of approximately $5.1 million and incurred other fees and expenses of approximately $0.6 million.

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

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2023, fiscal 2022 and fiscal 2021 to repay, redeem or repurchase long-term debt, to pay offering fees and expenses, and for general corporate purposes. We intend to use the net proceeds from any future sales of our common stock under the ATM offering for general corporate purposes, which could include, among other things, repayment, refinancing, redemption or repurchase of long-term debt or possible acquisitions.

(12)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of December 30, 2023, we had four company-sponsored defined benefit pension plans covering approximately 22.2% of our employees. Three of these

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans.

The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 30, 2023 and December 31, 2022 measurement dates for fiscal 2023 and 2022, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost (in thousands):

	December 30,	December 31,
	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$151,273	$201,862
Actuarial loss (gain)(1)	4,701	(59,760)
Service cost	5,204	8,871
Interest cost	7,436	5,464
Benefits paid	(7,280)	(5,164)
Projected benefit obligation at end of year	161,334	151,273
Change in plan assets:
Fair value of plan assets at beginning of year	151,165	187,572
Actual return on plan assets	18,398	(31,243)
Employer contributions	2,500	—
Benefits paid	(7,280)	(5,164)
Fair value of plan assets at end of year	164,783	151,165
Net amount recognized:
Other assets	12,005	7,741
Other long-term liabilities	(8,556)	(7,849)
Funded status at the end of the year	3,449	(108)
Amount recognized in accumulated other comprehensive income (loss) consists of:
Actuarial gain (loss)	2,072	(408)
Deferred taxes	2,236	2,853
Accumulated other comprehensive income	$4,308	$2,445
(1)	Actuarial gain primarily reflects changes in discount rates.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

The accumulated benefit obligations of these plans were $151.3 million and $142.8 million at December 30, 2023 and December 31, 2022, respectively. The following information presents a summary of pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets (in thousands):

	December 30,	December 31,
	2023	2022
Accumulated benefit obligation	$—	$—
Fair value of plan assets	—	—

Projected benefit obligation	$90,598	$83,217
Fair value of plan assets	82,042	75,368

The assumptions used in the measurement of our benefit obligation as of December 30, 2023 and December 31, 2022 are shown in the following table:

	December 30,	December 31,
	2023	2022
Discount rate	4.75 - 4.81%	4.95 - 5.00%
Rate of compensation increase	3.50%	3.50%
Expected long-term rate of return	7.25%	7.50%

The discount rate used to determine year-end fiscal 2023 and fiscal 2022 pension benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the FTSE Pension Discount Curve (formerly known as the Citigroup Pension Discount Curve). This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

Net periodic pension cost includes the following components (in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Service cost—benefits earned during the period	$5,204	$8,871	$10,434
Interest cost on projected benefit obligation	7,436	5,464	4,847
Expected return on plan assets	(11,181)	(12,945)	(10,939)
Amortization of unrecognized (gain) loss	(35)	107	1,648
Net periodic pension cost	$1,424	$1,497	$5,990

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

The following table sets forth the changes in amounts recorded in accumulated other comprehensive income (loss) for fiscal 2023, 2022 and 2021, respectively (in thousands):

Changes in amounts recorded in accumulated other comprehensive income (loss):	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net gain	$2,515	$15,571	$22,573
Amortization of unrecognized (gain) loss	(35)	107	1,648
Total recorded in other comprehensive income (loss)	$2,480	$15,678	$24,221

Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

The asset allocation for our pension plans at December 30, 2023 and December 31, 2022, and the target allocation for fiscal 2023, by asset category, follows:

		Percentage of Plan
		Assets at Year End
	Target	December 30,	December 31,
Asset Category	Allocation	2023	2022
Equity securities	70%	57%	57%
Fixed income securities	30%	38%	38%
Other	—%	5%	5%
Total	100%	100%	100%

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

The fair values of our pension plan assets at December 30, 2023 and December 31, 2022, utilizing the fair value hierarchy discussed in Note 8, “Fair Value Measurements” follow (in thousands):

	December 30, 2023		December 31, 2022
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$7,934	$—	$8,142	$—
Equity securities:
U.S. mutual funds	13,561	—	11,927	—
Foreign mutual funds	14,594	—	14,425	—
U.S. common stocks	55,185	—	47,531	—
Foreign common stocks	11,410	—	11,278	—
Fixed income securities:
U.S. mutual funds	62,099	—	57,862	—
Total fair value of pension plan assets	$164,783	$—	$151,165	$—

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $55.2 million of U.S. common stocks in the investment portfolio at December 30, 2023, $4.2 million was invested in B&G Foods’ common stock. Of the $47.5 million of U.S. common stocks in the investment portfolio at December 31, 2022, $4.4 million was invested in B&G Foods’ common stock.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

As of December 30, 2023, pension plan benefit payments were expected to be as follows (in thousands):

Pension Plan Benefit Payments
Fiscal year:
2024	$6,352
2025	6,878
2026	7,455
2027	8,005
2028	8,588
2029 to 2033	$51,804

We made total contributions to our company-sponsored defined benefit pension plans of $2.5 million during fiscal 2023 and we expect to make $2.5 million of contributions to our company-sponsored defined benefit pension plans during fiscal 2024.

We also sponsor defined contribution plans covering substantially all of our employees. Employees may contribute to these plans and these contributions are matched by us at varying amounts. Contributions for the matching component of these plans amounted to $4.6 million, $4.3 million and $3.8 million for fiscal 2023, 2022 and 2021, respectively.

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

B&G Foods made contributions to the plan of $0.6 million in fiscal 2021. In addition, we paid surcharges of approximately $0.3 million in fiscal 2021. These contributions represented less than five percent of total contributions made to the plan.

In connection with the closure and sale of the Portland manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. As of December 30, 2023, the present value of the remaining payments amounting to $12.9 million is reflected as a liability on our consolidated balance sheet.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

Operating leases and a finance lease are included in the accompanying consolidated balance sheets in the following line items (in thousands):

	December 30,	December 31,
	2023	2022
Right-of-use assets:
Operating lease right-of-use assets	$70,046	$65,809
Finance lease right-of-use assets	1,832	2,891
Total lease right-of-use assets	$71,878	$68,700

Operating lease liabilities:
Current portion of operating lease liabilities	$16,939	$14,616
Long-term operating lease liabilities, net of current portion	53,724	51,727
Total operating lease liabilities	$70,663	$66,343

Finance lease liabilities:
Current portion of finance lease liabilities	$1,070	$1,046
Long-term finance lease liabilities, net of current portion	726	1,795
Total finance lease liabilities	$1,796	$2,841

The following table shows supplemental information related to leases (in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$18,678	$16,845	$13,887
Cash paid for amounts included in the measurement of finance lease liabilities	$1,099	$732	$-

The components of operating lease costs were as follows:
Cost of goods sold	$11,852	$10,294	$4,792
Selling, general and administrative expenses	6,909	6,614	9,180
Total operating lease costs	$18,761	$16,908	$13,972

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$1,058	$638	$—
Interest on finance lease liabilities	54	44	—
Total finance lease costs	$1,112	$682	$—

Total net lease costs	$19,873	$17,590	$13,972

Total rent expense was $20.5 million, $19.3 million and $16.1 million, including the operating lease costs of $18.8 million, $16.9 million and $14.0 million stated above, for fiscal 2023, 2022 and 2021, respectively.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	December 30,	December 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	4.9	5.3
Finance lease	1.7	2.7
Weighted average discount rate
Operating leases	3.77%	2.72%
Finance lease	2.30%	2.30%

As of December 30, 2023, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2024	$19,193	$1,099	$20,292
2025	18,951	732	19,683
2026	13,677	—	13,677
2027	9,225	—	9,225
2028	7,691	—	7,691
Thereafter	8,593	—	8,593
Total undiscounted future minimum lease payments	77,330	1,831	79,161
Less: Imputed interest	(6,667)	(35)	(6,702)
Total present value of future lease liabilities	$70,663	$1,796	$72,459

(14)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2023, 2022 or 2021 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of December 30, 2023, 1,562 of our 2,912 employees, or approximately 53.6%, were covered by collective bargaining agreements. The collective bargaining agreement covering employees at our Brooklyn, New York facility, which covers approximately 41 employees, expired on December 31, 2023. During February 2024, we reached an agreement in principle with the United Food and Commercial Workers Union, Local No. 342, to extend the collective bargaining agreement for an additional four-year period ending December 21, 2027. We expect the new agreement will be ratified by the union employees at our Brooklyn facility in early March 2024. In addition, one of our collective bargaining agreements expires in the next twelve months. The collective bargaining agreement covering our Terre Haute, Indiana facility, which covers approximately 111 employees, is scheduled to expire on March 30, 2024.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Terre Haute facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Annual Bonus Plan; Special Bonus Awards. Annually, our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon our company’s attainment of pre-set annual financial objectives and individual performance. Awards are normally paid in cash in a lump sum following the close of each plan year. At December 30, 2023, accrued expenses in the accompanying consolidated balance sheet includes an accrual for the annual bonus of $11.1 million. Threshold performance objectives were not attained for fiscal 2022 and therefore accrued expenses in the accompanying consolidated balance sheet do not include an accrual for the annual bonus plan at December 31, 2022.

Omnibus Incentive Compensation Plan. Upon the recommendation of our compensation committee, our board of directors on March 10, 2008 adopted (subject to stockholder approval) the B&G Foods, Inc. 2008 Omnibus Incentive Compensation Plan, which we refer to as the Omnibus Plan. Our stockholders approved the Omnibus Plan at our annual meeting on May 6, 2008. Our stockholders reapproved the material terms of the performance goals in our Omnibus Plan at our annual meeting on May 16, 2013. Upon the recommendation of our compensation committee, our board of directors in March 2017 approved (subject to stockholder approval) the amendment and restatement of the Omnibus Plan, renamed the Omnibus Incentive Compensation Plan. Our stockholders approved the amended and restated Omnibus Plan, including the materials terms of the performance goals, at our annual meeting on May 23, 2017. Upon the recommendation of our compensation committee, our board of directors in March 2023 adopted an amendment to our Omnibus Plan (subject to stockholder approval), to increase the number of shares of common stock available for issuance under the plan by 5,000,000. Our stockholders approved the amendment at our annual meeting on May 17, 2023.

The Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants. As of December 30, 2023, 5,432,804 shares of common stock were available for future issuance. Some of those shares are subject to outstanding performance share LTIAs and stock options as described in the table below.

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

Each performance share LTIA has a threshold, target and maximum payout. The awards are settled subject to and based upon the achievement of applicable performance objectives over the applicable performance period. If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant to the awards. If our performance meets or exceeds the performance threshold, then a varying amount of shares from the threshold amount (50% of the target number of shares) up to the maximum amount (233.333% or 300.000%, as applicable, of the target number of shares) may be earned.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

Subject to the performance goal for the applicable performance period being certified in writing by our compensation committee as having been achieved, shares of common stock are issued prior to March 15 following the completion of the performance period.

The following table details the activity in our performance share LTIAs for fiscal 2023:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2023	1,072,274	$20.26
Granted	998,191	$13.00
Vested	(360,926)	$10.84
Forfeited	(102,771)	$29.32
End of fiscal 2023	1,606,768	$17.29
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 233.333% or 300.000%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

Restricted Stock. The following table details the activity in our restricted stock for fiscal 2023:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Beginning of fiscal 2023	83,294	$26.51
Granted	329,821	$15.17
Vested	(40,944)	$24.66
Forfeited	(2,598)	$18.63
End of fiscal 2023	369,573	$16.65
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

Stock Options. The following table details our stock option activity for fiscal 2023 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2023	820,141	$31.38	6.24	$—
Granted	949,995	$20.00
Exercised	—	$—
Forfeited	—	$—
Expired	(24,386)	$37.04
Outstanding at end of fiscal 2023	1,745,750	$25.11	7.44	$—
Exercisable at end of fiscal 2023	566,873	$30.05	4.61	$—

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. However, a portion of the options granted during the first quarter of 2023 were granted with exercise prices significantly above the closing price on the date of grant. For those options, we modified the method for determining the expected term and adjusted to or towards the full remaining contractual life. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during fiscal 2023 and fiscal 2022 were as follows:

	Fiscal 2023	Fiscal 2022
Weighted average grant date fair value	$2.71	$3.73
Expected volatility	39.6% - 43.3%	39.5%
Expected term	5.5 years - 8.3 years	5.5 years
Risk-free interest rate	3.6% - 3.7%	2.9%
Dividend yield	5.4% - 5.9%	8.5%

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

The following table details the net number of shares of common stock issued by our company during fiscal 2023, 2022 and 2021 for share-based compensation:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Number of performance shares vested	360,926	337,284	86,523
Shares withheld for tax withholding	(131,803)	(125,152)	(35,281)
Shares of common stock issued for performance share LTIAs	229,123	212,132	51,242
Shares of common stock issued upon the exercise of stock options	—	2,227	467,152
Shares of common stock issued to non-employee directors for annual equity grants	81,531	46,773	39,251
Shares of restricted common stock issued to employees	329,821	51,590	38,098
Shares of restricted stock cancelled for tax withholding upon vesting	(14,448)	(15,903)	(21,528)
Shares of restricted stock cancelled upon forfeiture	(2,598)	(3,668)	(1,129)
Net shares of common stock issued	623,429	293,151	573,086

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants, and other share-based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2023	Fiscal 2022	Fiscal 2021
Compensation expense included in cost of goods sold	$633	$695	$910
Compensation expense included in selling, general and administrative expenses	6,558	3,222	4,473
Total compensation expense for share-based payments	$7,191	$3,917	$5,383

As of December 30, 2023, there was $7.2 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.0 fiscal years, $4.0 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.2

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

fiscal years, and $2.3 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 4.1 fiscal years.

(16)	Net Sales by Brand

The following table sets forth net sales by brand (in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Brand:(1)(2)
Crisco	$333,691	$371,922	$293,411
Clabber Girl(3)	128,245	97,070	79,576
Back to Nature(4)	6,507	52,074	45,059
All Other Specialty Brands	253,986	252,229	249,725
Specialty Brands Total	722,429	773,295	667,771

Green Giant - Frozen(5)	323,185	354,404	353,689
Green Giant - Shelf-Stable(6)	108,868	131,418	145,367
Green Giant - Le Sueur	41,517	40,564	45,433
Frozen & Vegetables Brands Total	473,570	526,386	544,489

Ortega	147,931	154,259	151,168
Maple Grove Farms of Vermont	86,814	84,397	81,186
Cream of Wheat	78,519	81,418	67,304
All Other Meals Brands	164,303	164,789	152,280
Meals Brands Total	477,567	484,863	451,938

Spices & Seasonings(7)	272,943	258,929	269,525
Dash	64,893	65,765	72,641
All Other Spices & Flavor Solutions Brands	50,911	53,762	49,900
Spices & Flavor Solutions Brands Total	$388,747	$378,456	$392,066

Total Net Sales	$2,062,313	$2,163,000	$2,056,264
(1)	Table includes net sales for each of our brands whose net sales for fiscal 2023 or fiscal 2022 equaled or exceeded 3% of our total net sales for those periods and for all other brands in the aggregate.
(2)	Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(3)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.
(4)	We completed the Back to Nature sale on January 3, 2023. See Note 3, “Acquisitions and Divestitures.” Net sales for fiscal 2023 include net sales of certain Back to Nature products not part of the divestiture that we will soon transition to another brand name.
(5)	For fiscal 2023 and 2022, includes net sales from the Yuma acquisition, which was completed on May 5, 2022. See Note 3, “Acquisitions and Divestitures.”
(6)	Includes net sales of the Green Giant U.S. and Canada shelf-stable product lines. We completed the Green Giant U.S. shelf-stable divestiture on November 8, 2023. See Note 3, “Acquisitions and Divestitures.”
(7)	Includes net sales for multiple brands acquired as part of the spices & seasonings acquisition that we completed on November 21, 2016, as well as more recent spices & seasonings products launched and sold under license. Does not include net sales for Dash and our other legacy spices & seasonings brands.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 30, 2023, December 31, 2022 and January 1, 2022

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

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to	Charged to
	beginning of	costs and	other accounts—	Deductions—		Balance at
Description	year	expenses	describe	describe		end of year
Fiscal year ended January 1, 2022:
Allowance for doubtful accounts and discounts	$1,739	$299	—	$41	(a)	$1,997
Fiscal year ended December 31, 2022:
Allowance for doubtful accounts and discounts	$1,997	$326	—	$14	(a)	$2,309
Fiscal year ended December 30, 2023:
Allowance for doubtful accounts and discounts	$2,309	$185	—	$239	(a)	$2,255
(a)	Represents bad-debt write-offs.

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

Based on our evaluation under the framework of Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at December 30, 2023. The effectiveness of our internal control over financial reporting as of December 30, 2023 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Changes in Internal Control over Financial Reporting.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change in our internal control over financial reporting occurred during the last quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change in our internal control over financial reporting during the last quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During fiscal 2021, fiscal 2022 and fiscal 2023, we continued to implement additional modules and transition recently acquired businesses into the enterprise resource planning (ERP) system that we use for substantially all of our operations other than our operations in Mexico. In connection with each implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of each such implementation, integration and transition. To date, the implementations, integrations and transitions have not materially affected our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements. During the 13 weeks ended December 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Corporate Governance,” “Proposal 1—Election of Directors,” “Our Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement to be filed on or before April 29, 2024, relating to the 2024 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” included in our definitive proxy statement to be filed on or before April 29, 2024, relating to the 2024 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 30, 2023, relating to the Omnibus Incentive Compensation Plan, which was approved by our stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
	warrants and rights		warrants and rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,070,815	(1)	$25.11	(2)	2,361,989	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	3,070,815	(1)	$25.11	(2)	2,361,989	(1)
(1)	Includes 1,745,750 stock options and 1,325,065 performance share LTIAs outstanding as of December 30, 2023, under the Omnibus Incentive Compensation Plan. Excludes 281,703 shares of common stock that could have been issued under the Omnibus Incentive Compensation Plan in respect of performance share LTIAs for the 2021 to 2023 performance period because the performance goals for the 2021 to 2023 performance period were not satisfied. For purposes of this table, performance share LTIAs include the maximum number of shares (i.e., 233.333% or 300.000% of the target number of shares) of common stock that, as of December 30, 2023, may be issued under the Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance-based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan. As a result, columns (a) and (c) overstate the expected dilution.
(2)	Reflects the weighted average exercise price of 1,745,750 stock options outstanding as of December 30, 2023 under the Omnibus Incentive Compensation Plan. The 1,325,065 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

The remaining information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before April 29, 2024 relating to the 2024 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement to be filed on or before April 29, 2024, relating to the 2024 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm Fees” included in our definitive proxy statement to be filed on or before April 29, 2024, relating to the 2024 annual meeting of stockholders, which information is incorporated herein by reference.

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

4.7	Form of 5.25% Senior Note due 2027 (Included in Exhibit 4.6)

4.8

Indenture, dated as of September 26, 2023, among B&G Foods, Inc., the Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A. as trustee and notes collateral agent, relating to the 8.00% senior secured notes due 2028 (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2023, and incorporated by reference herein)

4.9	Form of 8.00% Senior Secured Notes due 2028 (Included in Exhibit 4.8)

10.1

Seventh Amendment to Credit Agreement, dated as of September 22, 2023, to the Amended and Restated Credit Agreement, dated as of October 2, 2015, as amended, among B&G Foods, Inc., as borrower, the subsidiaries of B&G Foods, Inc. from time to time party thereto as guarantors, the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent for the lenders and as collateral agent for the secured parties (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2023, and incorporated by reference herein)

10.2

Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., B&G Foods North America, Inc., and each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION
10.3

Collateral Agreement, dated as of September 26, 2023, among B&G Foods, Inc. and certain subsidiaries of B&G Foods, Inc. from time to time party thereto, as grantors in favor of The Bank of New York Mellon Trust Company, N.A., as notes collateral agent (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2023, and incorporated by reference herein)

10.4

Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein)

10.5

First Amendment to Amended and Restated Employment Agreement, dated March 10, 2020, between B&G Foods, Inc. and Scott E. Lerner (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on March 11, 2020, and incorporated by reference herein)

10.6

Employment Agreement, dated as of August 1, 2017, between Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods Quarterly Report on Form 10-Q filed on November 3, 2017, and incorporated herein by reference)

10.7

First Amendment to Employment Agreement, dated as of November 6, 2017, between, Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on November 7, 2017, and incorporated by reference herein)

10.8

Employment Agreement, dated as of February 26, 2019, between Jordan E. Greenberg and B&G Foods, Inc. (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.9

Employment Agreement, dated as of February 26, 2019, between Ellen M. Schum and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein)

10.10

Employment Agreement, dated as of May 11, 2021, between Kenneth C. “Casey” Keller and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8 K filed on May 12, 2021, and incorporated by reference herein)

10.11

B&G Foods, Inc. Omnibus Incentive Compensation Plan, as amended and restated on May 27, 2023 (Filed as Annex A to B&G Foods’ Definitive Proxy Statement on Schedule 14A, filed on March 30, 2023, and incorporated by reference herein)

10.12

Form of B&G Foods, Inc. Performance Share Long-Term Incentive Award Agreement (Filed as Exhibit 10.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.13

Form of B&G Foods, Inc. Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.2 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.14

Form of B&G Foods, Inc. Non-Employee Director Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.3 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

10.15	Form of B&G Foods, Inc. Restricted Stock Award Agreement (Filed as Exhibit 10.4 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein)

21.1	Subsidiaries of B&G Foods, Inc. (Filed as Exhibit 21.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on August 3, 2023, and incorporated by reference herein)

EXHIBIT NO.	DESCRIPTION

22.1	Guarantor Subsidiaries (Filed as Exhibit 22.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on November 9, 2023, and incorporated by reference herein)

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer

97.1	B&G Foods, Inc. Clawback Policy, dated November 13, 2023

101

The following financial information from B&G Foods’ Annual Report for the fiscal year ended December 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in iXBRL and contained in Exhibit 101

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 28, 2024	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha
Executive Vice President of Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stephen C. Sherrill	Chairman of the Board of Directors	February 28, 2024
Stephen C. Sherrill

/s/ Kenneth C. Keller	President, Chief Executive Officer and Director	February 28, 2024
Kenneth C. Keller	(Principal Executive Officer)

/s/ Bruce C. Wacha	Executive Vice President of Finance and Chief Financial Officer	February 28, 2024
Bruce C. Wacha	(Principal Financial Officer)

/s/ Michael D. Adasczik	Vice President of Finance and Chief Accounting Officer	February 28, 2024
Michael D. Adasczik	(Principal Accounting Officer)

/s/ DeAnn L. Brunts	Director	February 28, 2024
DeAnn L. Brunts

/s/ Debra Martin Chase	Director	February 28, 2024
Debra Martin Chase

/s/ Charles F. Marcy	Director	February 28, 2024
Charles F. Marcy

/s/ Robert D. Mills	Director	February 28, 2024
Robert D. Mills

/s/ Dennis M. Mullen	Director	February 28, 2024
Dennis M. Mullen

/s/ Cheryl M. Palmer	Director	February 28, 2024
Cheryl M. Palmer

/s/ Alfred Poe	Director	February 28, 2024
Alfred Poe

/s/ David L. Wenner	Director	February 28, 2024
David L. Wenner