Form 10-Q
period 2024-03-30
B&G Foods, Inc.
filed 2024-05-08
CIK 1278027

As filed with the Securities and Exchange Commission on May 8, 2024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2024 or

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

As of May 1, 2024, the registrant had 79,051,120 shares of common stock, par value $0.01 per share, issued and outstanding.

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
●	other factors discussed elsewhere in this report and in our other public filings with the Securities and Exchange Commission (SEC), including under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on February 28, 2024, and Part, II, Item 1A, “Risk Factors,” in this report.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 30,	December 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$42,460	$41,094
Trade accounts receivable, net	136,011	143,015
Inventories	560,589	568,980
Prepaid expenses and other current assets	42,962	41,747
Income tax receivable	3,299	7,988
Total current assets	785,321	802,824

Property, plant and equipment, net of accumulated depreciation of $438,888 and $426,084 as of March 30, 2024 and December 30, 2023, respectively	296,004	302,288
Operating lease right-of-use assets	66,361	70,046
Finance lease right-of-use assets	1,568	1,832
Goodwill	548,661	619,399
Other intangible assets, net	1,622,335	1,627,836
Other assets	24,307	23,484
Deferred income taxes	15,967	15,581
Total assets	$3,360,524	$3,463,290

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$132,907	$123,778
Accrued expenses	55,379	83,217
Current portion of operating lease liabilities	17,223	16,939
Current portion of finance lease liabilities	1,076	1,070
Current portion of long-term debt	22,000	22,000
Income tax payable	630	475
Dividends payable	15,020	14,939
Total current liabilities	244,235	262,418

Long-term debt, net of current portion	2,014,153	2,023,088
Deferred income taxes	249,176	267,053
Long-term operating lease liabilities, net of current portion	49,860	53,724
Long-term finance lease liabilities, net of current portion	455	726
Other liabilities	21,425	20,818
Total liabilities	2,579,304	2,627,827
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 79,051,492 and 78,624,419 shares issued and outstanding as of March 30, 2024 and December 30, 2023, respectively	791	786
Additional paid-in capital	32,894	46,990
Accumulated other comprehensive income	2,684	2,597
Retained earnings	744,851	785,090
Total stockholders’ equity	781,220	835,463
Total liabilities and stockholders’ equity	$3,360,524	$3,463,290

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Net sales	$475,223	$511,814
Cost of goods sold	366,342	397,578
Gross profit	108,881	114,236

Operating expenses:
Selling, general and administrative expenses	48,612	46,729
Amortization expense	5,112	5,241
Impairment of goodwill	70,580	—
Loss on sales of assets	135	85
Operating (loss) income	(15,558)	62,181

Other (income) and expenses:
Interest expense, net	37,825	39,435
Other income	(1,042)	(921)
(Loss) income before income tax (benefit) expense	(52,341)	23,667
Income tax (benefit) expense	(12,102)	20,252
Net (loss) income	$(40,239)	$3,415

Weighted average shares outstanding:
Basic	78,648	71,779
Diluted	78,648	71,795

(Loss) earnings per share:
Basic	$(0.51)	$0.05
Diluted	$(0.51)	$0.05

Cash dividends declared per share	$0.19	$0.19

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Net (loss) income	$(40,239)	$3,415

Other comprehensive income:
Foreign currency translation adjustments	95	5,160
Pension loss, net of tax	(8)	—
Other comprehensive income	87	5,160
Comprehensive (loss) income	$(40,152)	$8,575

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of March 30, 2024

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 30, 2023	78,624,419	$786	$46,990	$2,597	$785,090	$835,463
Foreign currency translation	—	—	—	95	—	95
Change in pension benefit (net of $3 of income taxes)	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(40,239)	(40,239)
Share-based compensation	—	—	1,519	—	—	1,519
Issuance of common stock for share-based compensation	479,746	6	(6)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(51,997)	(1)	(589)	—	—	(590)
Cancellation of restricted stock upon forfeiture	(676)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(15,020)	—	—	(15,020)
Balance at March 30, 2024	79,051,492	$791	$32,894	$2,684	$744,851	$781,220

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(40,239)	$3,415
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,209	18,018
Amortization of operating lease right-of-use assets	4,972	4,450
Amortization of deferred debt financing costs and bond discount/premium	1,298	3,648
Deferred income taxes	(17,874)	15,019
Impairment of goodwill	70,580	—
Loss on sales of assets	135	93
Share-based compensation expense	1,783	927
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	6,808	(12,361)
Inventories	8,192	28,154
Prepaid expenses and other current assets	(1,271)	5,458
Income tax receivable/payable, net	4,854	3,924
Other assets	(829)	(1,250)
Trade accounts payable	11,677	2,418
Accrued expenses	(32,770)	(2,869)
Other liabilities	597	483
Net cash provided by operating activities	35,122	69,527

Cash flows from investing activities:
Capital expenditures	(7,621)	(3,909)
Proceeds from sales of assets	(437)	51,414
Net cash (used in) provided by investing activities	(8,058)	47,505

Cash flows from financing activities:
Repayments of borrowings under term loan facility	—	(121,000)
Repayments of borrowings under revolving credit facility	(45,000)	(60,000)
Borrowings under revolving credit facility	35,000	70,000
Dividends paid	(14,939)	(13,617)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(590)	(1,866)
Net cash used in financing activities	(25,529)	(126,483)

Effect of exchange rate fluctuations on cash and cash equivalents	(169)	(93)
Net increase (decrease) in cash and cash equivalents	1,366	(9,544)

Cash and cash equivalents at beginning of period	41,094	45,442
Cash and cash equivalents at end of period	$42,460	$35,898

Supplemental disclosures of cash flow information:
Cash interest payments	$49,969	$31,503
Cash income tax payments	$789	$1,310
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$15,020	$13,720
Accruals related to purchases of property, plant and equipment	$1,574	$1,287
Right-of-use assets obtained in exchange for new operating lease liabilities	$665	$6,409

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

We manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, vegetable, canola and other cooking oils, vegetable shortening, cooking sprays, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Davis, Devonsheer, Don Pepino, Durkee, Grandma’s Molasses, Green Giant, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Red Devil, Regina, Rumford, Sa-són, Sclafani, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s. We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

(2)	Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. Generally, in a 53-week fiscal year our fourth fiscal quarter contains 14 weeks. Our fiscal year ending December 28, 2024 (fiscal 2024) and our fiscal year ended December 30, 2023 (fiscal 2023) each contains 52 weeks. Each quarter of fiscal 2024 and 2023 contains 13 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended March 30, 2024 (first quarter of 2024) and April 1, 2023 (first quarter of 2023) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of March 30, 2024, and the results of our operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the first quarter of 2024 and 2023. Our results of operations for the first quarter of 2024 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2023 filed with the SEC on February 28, 2024 (which we refer to as our 2023 Annual Report on Form 10-K).

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

Segment Reporting

Effective in the first quarter of 2024, we realigned our reportable segments to correspond with changes to our organizational responsibilities, management structure and operating model. As a result of the change, we now manage and report the following four segments: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions. See Note 16, “Business Segment Information,” for information about our transition from one reporting segment to four reporting segments.

Accounting Standards Adopted in Fiscal 2024 or Fiscal 2023

In October 2021, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) that provides an exception to fair value measurement for revenue contracts acquired in business combinations. This guidance became effective during fiscal 2023 and will be applied to any future business combinations. The adoption of this ASU did not have a material impact to our consolidated financial statements or related disclosures.

Recently Issued Accounting Standards – Pending Adoption

In December 2023, the FASB issued a new ASU that requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. This ASU is effective for annual periods beginning with fiscal 2025. Early adoption is permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the financial statements. We are currently evaluating the expected impact to our consolidated financial statements and related disclosures.

In November 2023, the FASB issued a new ASU that enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for fiscal 2024 annual reporting, and for the first quarter of 2025 for interim period reporting. We will adopt the guidance when it becomes effective for our 2024 annual reporting. Retrospective adoption is required for all prior periods presented. As this ASU requires only additional disclosures, the adoption of this ASU will not impact our consolidated financial position, results of operations or liquidity.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

shelf-stable product line. In connection with the sale, we provided certain transition services to Seneca from the closing date through February 6, 2024.

After certain post-closing adjustments, we recognized a pre-tax loss on the divestiture of $137.8 million, as calculated below (in thousands):

Cash received(1)	$55,166
Less:
Assets sold:
Trademarks — indefinite-lived intangible assets	$115,340
Inventories	73,563
Customer relationships — finite-lived intangible assets	4,111
Total assets sold	193,014
Pre-tax loss on sale of assets(2)	$(137,848)
(1)	Cash received of $55.2 million is net of a post-closing inventory adjustment of $0.4 million.
(2)	Pre-tax loss on sale of assets of $137.8 million consists of $132.9 million recorded during the third quarter of 2023, $4.8 million recorded during the fourth quarter of 2023, and $0.1 million recorded during the first quarter of 2024.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	March 30, 2024	December 30, 2023
Raw materials and packaging	$90,134	$92,707
Work-in-process	97,521	128,073
Finished goods	372,934	348,200
Inventories	$560,589	$568,980

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	March 30, 2024			December 30, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$4,949	$1,851	$6,800	$4,836	$1,964
Customer relationships	386,179	203,995	182,184	386,235	199,006	187,229
Total finite-lived intangible assets	$392,979	$208,944	$184,035	$393,035	$203,842	$189,193

Indefinite-Lived Intangible Assets
Goodwill			$548,661			$619,399
Trademarks			1,438,300			1,438,643
Total indefinite-lived intangible assets			$1,986,961			$2,058,042

Total goodwill and other intangible assets			$2,170,996			$2,247,235

The changes in the carrying amount of goodwill by operating segment for the first quarter of 2024 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 31, 2023	$224,366	$143,020	$70,580	$181,433	$619,399
Currency translation	(158)	—	—	—	(158)
Impairment	—	—	(70,580)	—	(70,580)
Balance as of March 30, 2024	$224,208	$143,020	$—	$181,433	$548,661

Amortization expense associated with finite-lived intangible assets was $5.1 million for the first quarter of 2024 and $5.2 million for the first quarter of 2023, and is recorded in operating expenses. We expect to recognize an additional $15.3 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2024, and thereafter $20.4 million in fiscal 2025, $19.7 million in fiscal 2026, $14.8 million in fiscal 2027, $12.9 million in fiscal 2028, and $12.7 million in fiscal 2029.

During the first quarter of 2024, we reorganized our reporting structure from one reporting segment to four reporting segments: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions, which are further described in Note 16. The change in structure required us to reassign assets and liabilities, including goodwill, between the

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

reporting segments and complete a goodwill impairment test both prior to and subsequent to the change and evaluate other assets in the reporting segments for impairment, including indefinite-lived intangible assets (trademarks).

The fair value of our reporting segments is estimated using a discounted cash flow analysis, which required us to estimate future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for a reporting segment over a discrete period and a terminal period (considering expected long-term growth rates and trends). We used a discount rate of 8.00% and a terminal growth rate that was flat in estimating the fair value of our reporting segments. Estimating the fair value of individual reporting segments requires us to make assumptions and estimates in areas such as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value.

As a result of our goodwill impairment test during the first quarter of 2024, we recognized pre-tax, non-cash goodwill impairment charges of $70.6 million within our Frozen & Vegetables reporting segment, which is recorded in “Impairment of goodwill” in our consolidated statements of operations.

We did not recognize any impairment charges for indefinite-lived intangible assets for the first quarter of 2024 or for goodwill or indefinite-lived intangible assets for the first quarter of 2023. If future revenues and contributions to our operating results for any of our brands or operating segments, including recently impaired brands and any newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets, including trademarks and goodwill. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2023 Annual Report on Form 10-K.

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	March 30, 2024	December 30, 2023
Revolving credit loans	$160,000	$170,000
Tranche B term loans due 2026	528,625	528,625
5.25% senior notes due 2025	265,392	265,392
5.25% senior notes due 2027	550,000	550,000
8.00% senior secured notes due 2028	550,000	550,000
Unamortized deferred debt financing costs	(14,423)	(15,319)
Unamortized discount/premium	(3,441)	(3,610)
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,036,153	2,045,088
Current portion of long-term debt	(22,000)	(22,000)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium, and excluding current portion	$2,014,153	$2,023,088

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of March 30, 2024, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2024 remaining	$22,000
2025	425,392
2026	528,625
2027	550,000
2028	528,000
Thereafter	—
Total	$2,054,017

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

During the first quarter of 2023, we made a mandatory prepayment of $50.0 million principal amount of tranche B term loans with proceeds from the Back to Nature sale and optional prepayments of $71.0 million of tranche B term loans from cash on hand. During the fourth quarter of 2023, we made a mandatory prepayment of $22.0 million principal amount of tranche B term loans with proceeds from the sale of the Green Giant U.S. shelf-stable product line. As of March 30, 2024, $528.6 million of tranche B term loans remained outstanding. See Note 17, “Subsequent Events.” The tranche B term loans mature on October 10, 2026.

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

As of March 30, 2024, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.9 million, was $635.1 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2025.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. On June 28, 2022, we amended our credit agreement to temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility. The amendment provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), increased from 7.00 to 1.00 to 7.50 to 1.00 for the quarter ended July 2, 2022, and then increased to 8.00 to 1.00 for the quarter ended October 1, 2022 through the quarter ending September 30, 2023. The maximum consolidated leverage ratio decreased to 7.50 to 1.00 for the quarter ending December 30, 2023 and returned to 7.00 to 1.00 for the quarters ending March 30, 2024 and thereafter. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of March 30, 2024, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

As of March 30, 2024, $265.4 million aggregate principal amount of the 5.25% senior notes due 2025 remain outstanding.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of March 30, 2024, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of March 30, 2024, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

We may redeem some or all of the 8.00% senior secured notes due 2028 at a redemption price of 104.00% of the principal amount beginning September 15, 2025 and thereafter at prices declining annually to 102.00% on September 15, 2026 and 100.00% on or after September 15, 2027, in each case plus accrued and unpaid interest to (but not including) the date of redemption. We may redeem up to 40% of the aggregate principal amount of the 8.00% senior secured notes due 2028 prior to September 15, 2025 at a redemption price of 108.00% plus accrued and unpaid interest to (but not including) the date of redemption with the net proceeds from certain equity offerings. We may also redeem some or all of the 8.00% senior secured notes due 2028 at any time prior to September 15, 2025 at a redemption price equal to the make-whole amount set forth in the indenture plus accrued and unpaid interest to (but not including) the date of redemption. In addition, if we undergo a change of control, we may be required to offer to repurchase the 8.00% senior secured notes due 2028 at 101.00% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase. Upon certain asset dispositions we may be required to offer to purchase a portion of the 8.00% senior secured notes due 2028 at 100.00% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase. See “Offer to Partially Repurchase 8.00% Senior Secured Notes Due 2028 Upon Asset Sale” below.

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

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of March 30, 2024, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

Offer to Partially Repurchase 8.00% Senior Secured Notes Due 2028 Upon Asset Sale. During March 2024, B&G Foods commenced an offer to purchase for cash up to $22.0 million principal amount of our 8.00% senior secured notes due 2028 from holders of the notes at a purchase price equal to 100.00% of the principal amount of such notes, plus accrued and unpaid interest, if any, to, but not including, the date fixed for the purchase of the notes tendered pursuant to the offer. The offer was not conditioned upon a minimum principal amount of the notes being tendered. Pursuant to the indenture governing the 8.00% senior secured notes due 2028, the offer was required to be made as a result of the Green Giant U.S. shelf stable divestiture. See Note 17, “Subsequent Events.”

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

Accrued Interest. At March 30, 2024 and December 30, 2023, accrued interest of $11.1 million and $24.5 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of March 30, 2024 and December 30, 2023 were as follows (in thousands):

	March 30, 2024				December 30, 2023
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$160,000		$160,000	(1)	$170,000		$170,000	(1)
Tranche B term loans due 2026	527,537	(2)	526,878	(3)	527,443	(2)	522,169	(3)
5.25% senior notes due 2025	265,554	(4)	262,898	(3)	265,592	(4)	261,608	(3)
5.25% senior notes due 2027	550,000		511,500	(3)	550,000		497,750	(3)
8.00% senior secured notes due 2028	$547,486	(5)	$569,385	(3)	$547,372		$572,688	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At March 30, 2024 and December 30, 2023, the face amount of the tranche B term loans was $528.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At March 30, 2024 and December 30, 2023, the face amount of the 5.25% senior notes due 2025 was $265.4 million.
(5)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At March 30, 2024 and December 30, 2023, the face amount of the 8.00% senior secured notes due 2028 was $550.0 million.

There was no Level 3 activity during the first quarter of 2024 or 2023.

(8)	Accumulated Other Comprehensive Income

The reclassifications from accumulated other comprehensive income (AOCI) for the first quarter of 2024 and 2023 were as follows (in thousands):

	Amounts Reclassified from AOCI		Affected Line Item in
	Thirteen Weeks Ended		the Statement Where
	March 30,	April 1,	Net (Loss) Income
Details about AOCI Components	2024	2023	is Presented
Defined benefit pension plan items
Amortization of unrecognized gain	$(11)	$—	See (1) below
Accumulated other comprehensive gain before tax	(11)	—	Total before tax
Tax expense	3	—	Income tax (benefit) expense
Total reclassification	$(8)	$—	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Changes in AOCI for the first quarter of 2024 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 30, 2023	$4,308	$(1,711)	$2,597
Other comprehensive income before reclassifications	—	95	95
Amounts reclassified from AOCI	(8)	—	(8)
Net current period other comprehensive (loss) income	(8)	95	87
Balance at March 30, 2024	$4,300	$(1,616)	$2,684

(9)Stockholders’ Equity

At-The-Market Equity Offering Program. We did not sell any shares of our common stock under our “at-the-market” (ATM) equity offering program during the first quarter of 2024 or 2023.

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

As of March 30, 2024, 3,667,154 shares of our common stock remain authorized and available for issuance under our ATM equity offering program.

Omnibus Incentive Compensation Plan. At the annual meeting of stockholders of B&G Foods held on May 17, 2023, our stockholders approved an amendment to our Omnibus Incentive Compensation Plan. Upon the recommendation of our compensation committee, our board of directors had previously adopted the amendment to our Omnibus Plan, subject to stockholder approval. The amendment increased the number of shares of common stock available for grant under the Omnibus Plan by 5,000,000. As of March 30, 2024, 5,005,731 shares of common stock remained available for grant under the Omnibus Plan.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of March 30, 2024, we had four company-sponsored defined benefit pension plans covering approximately 21% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the first quarter of 2024 and 2023 includes the following components (in thousands):

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Service cost—benefits earned during the period	$1,288	$1,288
Interest cost on projected benefit obligation	1,899	1,860
Expected return on plan assets	(2,930)	(2,781)
Amortization of unrecognized gain	(11)	—
Net periodic pension cost	$246	$367

During the first quarter of 2024 and 2023, we did not make any contributions to our company-sponsored defined benefit pension plans. During the remainder of fiscal 2024, we expect to make approximately $2.5 million of contributions.

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

In connection with the closure and sale of the Portland, Maine manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. Accordingly, the present value of the remaining payments amounting to $12.8 million as of March 30, 2024 is reflected as a liability on our unaudited consolidated balance sheet.

(11)	Leases

Operating Leases and Finance Lease. We determine whether an arrangement is a lease at inception. We have operating leases and a finance lease for certain of our manufacturing facilities, distribution centers, warehouse and storage facilities, machinery and equipment, and office equipment. Our leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to ten years, and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Operating leases and a finance lease are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	March 30,	December 30,
	2024	2023
Right-of-use assets:
Operating lease right-of-use assets	$66,361	$70,046
Finance lease right-of-use assets	1,568	1,832
Total lease right-of-use assets	$67,929	$71,878

Operating lease liabilities:
Current portion of operating lease liabilities	$17,223	$16,939
Long-term operating lease liabilities, net of current portion	49,860	53,724
Total operating lease liabilities	$67,083	$70,663

Finance lease liabilities:
Current portion of finance lease liabilities	$1,076	$1,070
Long-term finance lease liabilities, net of current portion	455	726
Total finance lease liabilities	$1,531	$1,796

The following table shows supplemental information related to leases (in thousands):

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,868	$4,594
Cash paid for amounts included in the measurement of finance lease liabilities	$275	$275

The components of operating lease costs were as follows:
Cost of goods sold	$3,262	$2,736
Selling, general and administrative expenses	1,710	1,714
Total operating lease costs	$4,972	$4,450

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$264	$264
Interest on finance lease liabilities	10	16
Total finance lease costs	$274	$280

Total net lease costs	$5,246	$4,730

Total rent expense was $5.4 million, including the operating lease costs of $5.0 million stated above, for the first quarter of 2024. Total rent expense was $5.0 million, including the operating lease costs of $4.5 million stated above, for the first quarter of 2023.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	March 30,	December 30,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	3.8	4.9
Finance lease	2.3	1.7
Weighted average discount rate
Operating leases	3.77%	3.77%
Finance lease	1.50%	2.30%

As of March 30, 2024, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2024 remaining	$14,507	$824	$15,331
2025	19,148	732	19,880
2026	13,842	—	13,842
2027	9,339	—	9,339
2028	7,797	—	7,797
Thereafter	8,593	—	8,593
Total undiscounted future minimum lease payments	73,226	1,556	74,782
Less: Imputed interest	(6,143)	(25)	(6,168)
Total present value of future lease liabilities	$67,083	$1,531	$68,614

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first quarter of 2024 or 2023 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of March 30, 2024, 1,609 of our 2,967 employees, or approximately 54.2%, were covered by collective bargaining agreements.

The collective bargaining agreement covering employees at our Brooklyn, New York facility, which covers approximately 39 employees, expired on December 31, 2023. During February 2024, we reached an agreement in principle with the United Food and Commercial Workers Union, Local No. 342, to extend the collective bargaining agreement for an additional four-year period ending December 31, 2027. The new agreement was ratified by the union employees at our Brooklyn facility in March 2024.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The collective bargaining agreement for our Terre Haute, Indiana facility, which covers approximately 109 employees, expired on March 30, 2024. During April 2024, we reached an agreement in principle with the Chauffeurs, Teamsters, Warehousemen and Helpers Union, Local No. 135 to extend the collective bargaining agreement for an additional three-year period ending March 30, 2027. The new agreement was ratified by the union employees at our Terre Haute facility in April 2024.

As of the date of this report, only one of our collective bargaining agreements is scheduled to expire in the next twelve months. The collective bargaining agreement for our Ankeny, Iowa facility, which covers approximately 314 employees, is scheduled to expire on April 6, 2025.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Ankeny facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of the negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

(13)	(Loss) Earnings per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the first quarter of 2023, there were 1,695,755 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been antidilutive on diluted (loss) earnings per share.

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Weighted average shares outstanding:
Basic	78,647,625	71,778,756
Net effect of potentially dilutive share-based compensation awards(1)	—	15,793
Diluted	78,647,625	71,794,549

(1)	For the first quarter of 2024, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect was antidilutive.

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 63.3% and 60.4% of consolidated net sales for the first quarter of 2024 and 2023, respectively. Other than Walmart, which accounted for approximately 31.1% and 29.0% of our consolidated net sales for the first quarter of 2024 and 2023, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2024 or 2023. Walmart is a customer for all four of our operating segments.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our top ten customers accounted for approximately 64.1% and 63.1% of our consolidated trade accounts receivables as of March 30, 2024 and December 30, 2023, respectively. Other than Walmart, which accounted for approximately 32.6% and 30.7% of our consolidated trade accounts receivables as of March 30, 2024 and December 30, 2023, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of March 30, 2024, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first quarter of 2024 and 2023, our sales to customers in foreign countries represented approximately 9.5% and 9.5%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

(15)	Share-Based Payments

The following table details our stock option activity for the first quarter of fiscal 2024 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 30, 2023	1,745,750	$25.11	7.44	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at March 30, 2024	1,745,750	$25.11	7.17	$—
Exercisable at March 30, 2024	566,873	$30.05	4.36	$—

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

	2024(1)		2023
Weighted average grant date fair value	$	N/A	$2.68
Expected volatility		N/A	39.6% - 40.6%
Expected term		N/A	7.0 years - 8.3 years
Risk-free interest rate		N/A	3.6%
Dividend yield		N/A	5.4%
(1)	We did not grant any stock options during the first quarter of 2024.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first quarter of 2024:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 30, 2023	1,606,768	$17.29
Granted	1,451,362	$9.21
Vested	—	$—
Forfeited	(284,400)	$27.42
Outstanding at March 30, 2024	2,773,730	$12.02
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 233.333% or 300%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the activity in our restricted stock for the first quarter of 2024:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 30, 2023	369,573	$16.65
Granted	479,746	$11.36
Vested	(132,615)	$17.58
Forfeited	(676)	$16.75
Outstanding at March 30, 2024	716,028	$12.93
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the first quarter of 2024 and 2023 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Number of performance shares vested	—	360,926
Shares withheld for tax withholding	—	(131,803)
Shares of common stock issued for performance share LTIAs	—	229,123
Shares of restricted common stock issued to employees	479,746	328,435
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(51,997)	(13,488)
Shares of restricted stock cancelled upon forfeiture	(676)	(414)
Net shares of common stock issued	427,073	543,656

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the first quarter of 2024 and 2023 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
	March 30,	April 1,
Consolidated Statements of Operations Location	2024	2023
Compensation expense included in cost of goods sold	$162	$114
Compensation expense included in selling, general and administrative expenses	1,621	813
Total compensation expense for share-based payments	$1,783	$927

As of March 30, 2024, there was $11.4 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.8 years, $8.3 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 3.0 years, and $2.0 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 3.8 years.

(16)	Business Segment Information

Historically, we operated in a single industry segment. However, beginning with the first quarter of 2024, we now operate in, and have begun reporting results by, four business segments. This change stemmed from our recent formation and the evolution of our four business units: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions, which are further described below. Prior period segment results in the unaudited consolidated interim financial statements and related notes in this report have been recast to reflect the change from one single operating segment to four operating segments.

Specialty — includes, among others, the Crisco, Clabber Girl, Bear Creek, Polaner, Underwood, B&G, Grandma’s, New York Style, B&M, TrueNorth, Don Pepino, Sclafani, Baker’s Joy, Regina, SugarTwin and Brer Rabbit brands.

Meals — includes, among others, the Ortega, Maple Grove Farms, Cream of Wheat, Victoria, Las Palmas, Mama Mary’s, Spring Tree, McCann’s, Carey’s and Vermont Maid brands.

Frozen & Vegetables — includes the Green Giant and Le Sueur brands.

Spices & Flavor Solutions — includes, among others, the Dash, Weber, Spice Islands, Tone’s, Ac’cent, Trappey’s, Durkee and Wright’s brands.

Segment net sales and segment adjusted EBITDA are the primary measures used by our chief operating decision maker (CODM) to evaluate segment operating performance and to decide how to allocate resources to segments. Our CODM is our chief executive officer. Segment adjusted EBITDA excludes unallocated corporate items, depreciation and amortization, acquisition/divestiture-related and non-recurring expenses, impairment of intangible assets, gains and losses on sales of assets, interest expense, and income tax expense or benefit. Unallocated corporate items consist of centrally managed corporate functions, including selling, marketing, procurement, centralized administrative functions, insurance, and other similar expenses not directly tied to segment operating performance. Depreciation and amortization expenses are neither maintained nor available by operating segment, as our manufacturing, warehouse, and distribution activities are centrally managed. These items that are centrally managed at the corporate level, and therefore excluded from the measure of segment adjusted EBITDA, are reviewed by our CODM. Expenses that are managed centrally but can be attributed to a segment, such as warehousing and transportation expenses, are generally allocated based on net sales.

Information about total assets by operating segment is neither maintained nor disclosed because such information is not provided to, or reviewed by, our CODM for purposes of assessing operating segment performance or allocating resources.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our operating segment results were as follows (in thousands):

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Net sales:
Specialty	$154,729	$162,623
Meals	120,031	121,949
Frozen & Vegetables	104,887	126,206
Spices & Flavor Solutions	95,576	101,036
Total net sales	475,223	511,814

Segment adjusted EBITDA:
Specialty	37,192	36,484
Meals	25,629	26,238
Frozen & Vegetables	7,830	10,454
Spices & Flavor Solutions	28,669	30,680
Total segment adjusted EBITDA	99,320	103,856

Unallocated corporate expenses	24,275	21,491
Adjusted EBITDA	$75,045	$82,365

Depreciation and amortization	$17,209	$18,018
Acquisition/divestiture-related and non-recurring expenses	1,637	1,160
Impairment of goodwill	70,580	-
Loss on sales of assets, net of facility closure costs	135	85
Interest expense, net	37,825	39,435
Income tax (benefit) expense	(12,102)	20,252
Net (loss) income	$(40,239)	$3,415

(17)	Subsequent Events

Offer to Partially Repurchase 8.00% Senior Secured Notes Due 2028 Upon Asset Sale; Partial Prepayment of Tranche B Term Loans. During April 2024, B&G Foods received and accepted for purchase approximately $0.7 million principal amount of the 8.00% senior secured notes due 2028 validly tendered by the asset sale offer to purchase deadline. See Note 6, “Long-Term Debt.” As of the date of this report, $549.3 million aggregate principal amount of the 8.00% senior secured notes due 2028 remain outstanding. During April 2024, B&G Foods used the remaining asset sale proceeds to prepay approximately $21.3 million aggregate principal amount of tranche B term loans. As of the date of this report, $507.3 million of tranche B term loans remain outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended March 30, 2024 (first quarter of 2024) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2023 (fiscal 2023) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2024 (which we refer to as our 2023 Annual Report on Form 10-K).

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

We experienced material net cost increases for raw materials during the last several years due to a number of factors, including the war in Ukraine and the COVID-19 pandemic. Raw material costs remained elevated in fiscal 2023 and we anticipate that certain raw material costs will remain elevated during fiscal 2024. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, oils)

through the first three quarters of fiscal 2024, and for most of our needs for oils through the second quarter and into the third quarter of fiscal 2024.

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

We plan to continue managing inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, when necessary, by raising prices. Beginning in the fourth quarter of 2022 through the fourth quarter of 2023, we saw improvements in our gross profit and gross profit margins as our net pricing has to a large extent caught up with input cost increases. However, to the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs decline, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first quarter of 2024 and 2023, our net sales to customers in foreign countries represented approximately 9.5% and 9.5%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars. We also operate a manufacturing facility in Irapuato, Mexico for the manufacture of Green Giant frozen products and are as a result exposed to fluctuations in the Mexican peso. Our results of operations could be adversely impacted by changes in foreign currency exchange rates. Costs and expenses in Mexico are recognized in local foreign currency, and therefore we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our consolidated financial statements. For example, our results of operations from our Green Giant frozen operations in Mexico were negatively impacted during fiscal 2023 through the first quarter of 2024 as a result of the Mexican peso appreciating by approximately 18% against the U.S. dollar during that period.

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

In our 2023 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our unaudited consolidated interim financial statements. There have been no material changes to these policies from those disclosed in our 2023 Annual Report on Form 10-K, other than that during the first quarter of 2024, we reorganized our reporting structure, leading to a change of our operating and reportable segments. This change stemmed from our recent formation and the evolution of our four business units, which are: Specialty, Meals, Frozen & Vegetables, and Spices & Flavor Solutions. Previously, we had operated under a single operating and reportable segment. See Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report for more information about our four business segments.

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

Under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The reduction in the corporate income tax rate from 35% to 21% was effective for our fiscal 2018 and subsequent years. The reduction in the corporate income tax rate has reduced our cash income tax payments. However, we expect the impact will be partially offset as a result of the phase-out by the end of 2026 of bonus depreciation on certain business additions.

The U.S. Tax Act also limits the deduction for net interest expense (including the treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income.

If we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we were subject to the interest expense deduction limitation in fiscal 2023, resulting in an increase to taxable income of $107.7 million. We expect to continue to be subject to the interest deduction limitation in fiscal 2024 and future years. We have recorded a deferred tax asset of $46.9 million for fiscal 2023 related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation was approximately $25.0 million for fiscal 2023. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See “—Liquidity and Capital Resources—Cash Flows–Cash Income Tax Payments.”

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our tax rates in the first quarter of 2024 or fiscal 2023.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2024 and 2023 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	77.1%	77.7%
Gross profit	22.9%	22.3%

Operating expenses:
Selling, general and administrative expenses	10.2%	9.1%
Amortization expense	1.1%	1.1%
Impairment of goodwill	14.9%	—%
Loss on sales of assets	—%	—%
Operating (loss) income	(3.3)%	12.1%

Other (income) and expenses:
Interest expense, net	8.0%	7.7%
Other income	(0.3)%	(0.2)%
(Loss) income before income tax (benefit) expense	(11.0)%	4.6%
Income tax (benefit) expense	(2.5)%	3.9%
Net (loss) income	(8.5)%	0.7%

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

Impairment of Goodwill. Impairment of goodwill includes pre-tax, non-cash impairment charges to goodwill.

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

A reconciliation of net sales to base business net sales for the first quarter of 2024 and 2023 follows (in thousands):

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Net sales	$475,223	$511,814
Net sales from discontinued or divested brands(1)	65	(14,482)
Base business net sales	$475,288	$497,332
(1)	For the first quarter of 2023, reflects net sales of the Green Giant U.S. shelf-stable product line, which was sold on November 8, 2023, partially offset by a net credit paid to customers relating to the SnackWell’s and Farmwise brands, which have been discontinued. For the first quarter of 2024, reflects a net credit paid to customers relating to the discontinued brands.

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

Reconciliations of net (loss) income and net cash provided by operating activities to EBITDA and adjusted EBITDA for the first quarter of 2024 and 2023 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Net (loss) income	$(40,239)	$3,415
Income tax (benefit) expense	(12,102)	20,252
Interest expense, net	37,825	39,435
Depreciation and amortization	17,209	18,018
EBITDA	2,693	81,120
Acquisition/divestiture-related and non-recurring expenses(1)	1,637	1,160
Impairment of goodwill(2)	70,580	—
Loss on sales of assets, net of facility closure costs	135	85
Adjusted EBITDA	$75,045	$82,365

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Net cash provided by operating activities	$35,122	$69,527
Income tax (benefit) expense	(12,102)	20,252
Interest expense, net	37,825	39,435
Impairment of goodwill(2)	(70,580)	—
Loss on sales of assets	(135)	(93)
Deferred income taxes	17,874	(15,019)
Amortization of deferred debt financing costs and bond discount/premium	(1,298)	(3,648)
Share-based compensation expense	(1,783)	(927)
Changes in assets and liabilities, net of effects of business combinations	(2,230)	(28,407)
EBITDA	2,693	81,120
Acquisition/divestiture-related and non-recurring expenses(1)	1,637	1,160
Impairment of goodwill(2)	70,580	—
Loss on sales of assets, net of facility closure costs	135	85
Adjusted EBITDA	$75,045	$82,365

Segment Adjusted EBITDA. For a discussion of segment adjusted EBITDA and a reconciliation of segment adjusted EBITDA to net (loss) income, see Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

A reconciliation of net (loss) income to adjusted net income and adjusted diluted earnings per share for the first quarter of 2024 and 2023 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Net (loss) income	$(40,239)	$3,415
Acquisition/divestiture-related and non-recurring expenses(1)	1,637	1,160
Impairment of goodwill(2)	70,580	—
Loss on sales of assets, net of facility closure costs	135	85
Tax adjustment related to Back to Nature divestiture(3)	—	14,736
Tax effects of non-GAAP adjustments(4)	(17,724)	(305)
Adjusted net income	$14,389	$19,091
Adjusted diluted earnings per share	$0.18	$0.27
(1)	Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2024 of $1.6 million (or $1.2 million, net of tax), primarily includes non-recurring expenses related to Crisco and divestiture-related expenses for the Green Giant U.S. shelf-stable and Back to Nature divestitures. Acquisition/divestiture-related and non-recurring expenses for the first quarter of 2023 of $1.2 million (or $0.9 million, net of tax) primarily includes acquisition and integration expenses for the Yuma and Crisco acquisitions, and divestiture-related expenses for the Back to Nature divestiture.
(2)	In connection with our transition from one reporting segment to four reporting segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between the reporting segments and completed a goodwill impairment test both prior to and subsequent to the change. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting segment during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report.
(3)	As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income taxes by $14.7 million, or $0.21 per share.
(4)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of 24.5%.

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

A reconciliation of gross profit to adjusted gross profit and gross profit percentage to adjusted gross profit percentage for the first quarter of 2024 and 2023, respectively, follows (in thousands, except percentages):

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Gross profit	$108,881	$114,236
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	1,005	649
Adjusted gross profit	$109,886	$114,885

Gross profit percentage	22.9%	22.3%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	0.2%	0.1%
Adjusted gross profit percentage	23.1%	22.4%
(1)	Acquisition/divestiture related expenses and non-recurring expenses included in cost of goods sold for the first quarter of 2024 of $1.0 million primarily includes non-recurring expenses related to Crisco and divestiture-related expenses for the Green Giant U.S. shelf-stable and Back to Nature divestitures. Acquisition/divestiture related expenses and non-recurring expenses included in cost of goods sold for the first quarter of 2023 of $0.6 million primarily includes acquisition and integration expenses for the Crisco acquisition and divestiture-related expenses for the Back to Nature divestiture.

First quarter of 2024 compared to the first quarter of 2023

Net Sales. Net sales for the first quarter of 2024 decreased $36.6 million, or 7.1%, to $475.2 million from $511.8 million for the first quarter of 2023. The decrease was primarily attributable to the Green Giant U.S. shelf-stable divestiture, a decrease in net pricing, the impact of product mix and a decrease in unit volume. Net sales of the Green Giant U.S. shelf-stable product line, which we divested on November 8, 2023, were $14.6 million in the first quarter of 2023.

Base business net sales for the first quarter of 2024 decreased $22.0 million, or 4.4%, to $475.3 million from $497.3 million for the first quarter of 2023. The decrease in base business net sales was driven by a decrease in net pricing and the impact of product mix of $15.4 million, or 3.1% of base business net sales, and a decrease in unit volume of $6.8 million, or 1.4%, partially offset by the positive impact of foreign currency of $0.2 million.

Gross Profit. Gross profit was $108.9 million for the first quarter of 2024, or 22.9% of net sales. Adjusted gross profit, which excludes the negative impact of $1.0 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first quarter of 2024, was $109.9 million, or 23.1% of net sales. Gross profit was $114.2 million for the first quarter of 2023, or 22.3% of net sales. Adjusted gross profit, which excludes the negative impact of $0.6 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first quarter of 2023, was $114.9 million, or 22.4% of net sales.

The improvements in gross profit as a percentage of net sales and adjusted gross profit as a percentage of net sales were driven by the moderation of input cost inflation, lower transportation and warehousing costs, and lower depreciation expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million, or 4.0%, to $48.6 million for the first quarter of 2024 from $46.7 million for the first quarter of 2023. The increase was composed of increases in general and administrative expenses of $2.0 million, consumer marketing expenses of $1.6 million and acquisition/divestiture-related and non-recurring expenses of $0.1 million, partially offset by decreases in selling expenses of $1.0 million and warehousing expenses of $0.8 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 1.1 percentage points to 10.2% for the first quarter of 2024, as compared to 9.1% for the first quarter of 2023.

Amortization Expense. Amortization expense decreased $0.1 million, or 2.5%, to $5.1 million for the first quarter of 2024 from $5.2 million for the first quarter of 2023.

Impairment of Goodwill. In connection with our transition from one reporting segment to four reporting segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between the reporting segments and completed a goodwill impairment test both prior to and subsequent to the change. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million within our

Frozen & Vegetables reporting segment during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report.

Loss on Sales of Assets. During the first quarter of 2024, we recorded a post-closing inventory adjustment related to the Green Giant U.S. shelf-stable divestiture and recorded an additional loss on sale of assets of $0.1 million. During the first quarter of 2023, we completed the Back to Nature divestiture and we recorded an additional loss on sale of assets of $0.1 million.

Operating (Loss) Income. As a result of the foregoing, operating income decreased $77.8 million, or 125.0%, to an operating loss of $15.6 million for the first quarter of 2024 from operating income of $62.2 million for the first quarter of 2023. Operating (loss) income expressed as a percentage of net sales decreased to 3.3% in the first quarter of 2024 from 12.1% in the first quarter of 2023.

Net Interest Expense. Net interest expense decreased $1.6 million, or 4.1%, to $37.8 million for the first quarter of 2024 from $39.4 million for the first quarter of 2023. The decrease was primarily attributable to a reduction in average long-term debt outstanding and the accelerated amortization of deferred debt financing costs relating to long-term debt prepayments during the first quarter of 2023, partially offset by higher interest rates on our long-term debt during the first quarter of 2024 compared to the first quarter of 2023. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first quarter of 2024 and 2023 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.0 million and $0.9 million, respectively.

Income Tax (Benefit) Expense. Income tax expense decreased $32.4 million to a tax benefit of $12.1 million for the first quarter of 2024 from a tax expense of $20.3 million for the first quarter of 2023. In connection with our transition from one reporting segment to four reporting segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between the reporting segments and completed a goodwill impairment test both prior to and subsequent to the change. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting segment during the first quarter of 2024. As a result of these goodwill impairment charges, we recorded a deferred tax benefit of $17.2 million during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report. As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income taxes by $14.7 million, or $0.21 per share. Our effective tax rate was 23.1% for the first quarter of 2024 and 85.6% for the first quarter of 2023. See “U.S. Tax Act” above for a discussion of the impact of the tax legislation on income tax (benefit) expense.

Business Segment Operating Results. Effective in the first quarter of 2024, we operate in four reportable business segments: Specialty; Meals; Frozen & Vegetables; and Spices & Flavor Solutions. See Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a description of our business segments and for a reconciliation of the non-GAAP financial measure segment adjusted EBITDA to net (loss) income.

Specialty Segment Results. Specialty segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023	$ Change	% Change
Specialty segment net sales	$154,729	$162,623	$(7,894)	(4.9)%
Specialty segment adjusted EBITDA	$37,192	$36,484	$708	1.9%

The decrease in Specialty segment net sales was primarily due to lower Crisco pricing driven by softening commodity costs coupled with decreased foodservice and industrial net sales. The increase in Specialty segment adjusted EBITDA was primarily due to rate improvements across key materials and freight costs.

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023	$ Change	% Change
Meals segment net sales	$120,031	$121,949	$(1,918)	(1.6)%
Meals segment adjusted EBITDA	$25,629	$26,238	$(609)	(2.3)%

The decrease in Meals segment net sales was primarily due to lower net sales in foodservice. The decrease in Meals segment adjusted EBITDA was primarily due to lower net sales, primarily in foodservice, and increases in material costs, partially offset by improvements in freight costs.

Frozen & Vegetables Segment Results. Frozen & Vegetables segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023	$ Change	% Change
Frozen & Vegetables segment net sales	$104,887	$126,206	$(21,319)	(16.9)%
Frozen & Vegetables segment adjusted EBITDA	$7,830	$10,454	$(2,624)	(25.1)%

The decrease in Frozen & Vegetables segment net sales was primarily due to the Green Giant U.S. shelf-stable divestiture (which negatively impacted net sales versus the prior year quarter by $14.6 million), a decrease in volume, increased promotional trade spend, and the impact of product mix in frozen. The decrease in Frozen & Vegetables segment adjusted EBITDA was primarily due to the Green Giant U.S. shelf-stable divestiture, lower net sales and increases in material costs and the negative impact of foreign currency, partially offset by improvements in freight costs.

Spices & Flavor Solutions Segment Results. Spices & Flavor Solutions segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023	$ Change	% Change
Spices & Flavor Solutions segment net sales	$95,576	$101,036	$(5,460)	(5.4)%
Spices & Flavor Solutions segment adjusted EBITDA	$28,669	$30,680	$(2,011)	(6.6)%

The decrease in Spices & Flavor Solutions segment net sales was primarily due to lower net sales in foodservice. The decrease in Spices & Flavor Solutions segment adjusted EBITDA was primarily due to lower net sales, primarily in foodservice, and increases in material costs, partially offset by improvements in freight costs.

Unallocated Corporate Items. Unallocated corporate expenses increased $2.8 million, or 13.0% in the first quarter of 2024 to $24.3 million from $21.5 million for the first quarter of 2023. The increase was primarily due to timing and increases in insurance costs, professional expenses and wages.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $34.4 million to $35.1 million for the first quarter of 2024, as compared to $69.5 million for the first quarter of 2023. The decrease was due to decreases in operating income and deferred income taxes and unfavorable working capital comparisons in the first quarter of 2024 compared to the first quarter of 2023, primarily comprised of accrued expenses, inventories, and prepaid expenses and other current assets; partially offset by favorable working capital comparisons for trade accounts receivable and trade accounts payable.

Net Cash (Used in) Provided by Investing Activities. Net cash provided by investing activities decreased $55.6 million to $8.1 million of net cash used in investing activities for the first quarter of 2024, as compared to $47.5 million of net cash provided by investing activities for the first quarter of 2023. The decrease was primarily attributable to the Back to Nature sale, which produced gross proceeds from the sale of assets of $51.4 million in the first quarter of 2023. Net cash used in investing activities also was negatively impacted by higher capital expenditures in the first quarter of 2024 compared to the first quarter of 2023.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased $101.0 million to $25.5 million for the first quarter of 2024, as compared to $126.5 million for the first quarter of 2023. The decrease was primarily driven by no prepayments of borrowings on our Tranche B term loans for the first quarter of 2024, as compared to $121.0 million of prepayments on our Tranche B term loans for the first quarter of 2023, partially offset by a $20.0 million decrease in net borrowings under our revolving credit facility during the first quarter of 2024 as compared to the first quarter of 2023.

Cash Income Tax Payments. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2024 through 2038. See “U.S. Tax Act” above for a discussion of the impact and expected impact of the U.S. Tax Act on our cash income tax payments, including the impact the U.S. Tax Act had in fiscal 2023 and is expected to have in fiscal 2024 and beyond on our interest expense deductions and our cash taxes. If there is a change in U.S. federal tax policy or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

For the first quarter of 2024 and 2023, we had net cash provided by operating activities of $35.1 million and $69.5 million, respectively, and distributed as dividends $14.9 million and $13.6 million, respectively.

Based upon our current intended dividend rate of $0.76 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2024 to be approximately $60.0 million.

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

Future Capital Needs

We are highly leveraged. On March 30, 2024, our total long-term debt of $2,054.0 million, net of our cash and cash equivalents of $42.5 million, was $2,011.5 million. Stockholders’ equity as of that date was $781.2 million.

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

We expect to make capital expenditures of approximately $35.0 million to $40.0 million in the aggregate during fiscal 2024. During the first quarter of 2024, we made capital expenditures of $9.2 million, of which $7.6 million were paid in cash. Our projected capital expenditures for fiscal 2024 primarily relate to asset sustainability projects, cost saving initiatives, environmental compliance, and information technology (hardware and software), including cybersecurity.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	March 30,	December 30,
	2024	2023
Current assets(1)	$688,473	$711,926
Non-current assets	2,492,735	2,577,910
Current liabilities(2)	$231,314	$239,904
Non-current liabilities	2,334,920	2,365,338
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $52.9 million and $53.6 million as of March 30, 2024 and December 30, 2023, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $7.1 million and $6.6 million as of March 30, 2024 and December 30, 2023, respectively.

	Thirteen Weeks Ended
	March 30,	April 1,
	2024	2023
Net sales	$443,716	$479,392
Gross profit	97,203	110,531
Operating (loss) income	(32,338)	67,267
(Loss) income before income taxes	(69,117)	28,753
Net (loss) income	$(55,521)	$8,713

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At March 30, 2024, we had $1,365.4 million of fixed rate debt and $688.6 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at March 30, 2024, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $6.9 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of March 30, 2024 and December 30, 2023 were as follows (in thousands):

	March 30, 2024				December 30, 2023
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$160,000		$160,000	(1)	$170,000		$170,000	(1)
Tranche B term loans due 2026	527,537	(2)	526,878	(3)	527,443	(2)	522,169	(3)
5.25% senior notes due 2025	265,554	(4)	262,898	(3)	265,592	(4)	261,608	(3)
5.25% senior notes due 2027	550,000		511,500	(3)	550,000		497,750	(3)
8.00% senior secured notes due 2028	$547,486	(5)	$569,385	(3)	$547,372		$572,688	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At March 30, 2024 and December 30, 2023, the face amount of the tranche B term loans was $528.6 million.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At March 30, 2024 and December 30, 2023, the face amount of the 5.25% senior notes due 2025 was $265.4 million.
(5)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At March 30, 2024 and December 30, 2023, the face amount of the 8.00% senior secured notes due 2028 was $550.0 million.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 9.5% and 9.5% of our total net sales during the first quarter of 2024 and 2023, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar. As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results. For example, our results of operations from our Green Giant frozen operations in Mexico were negatively impacted during fiscal 2023 through the first quarter of 2024 as a result of the Mexican peso appreciating by approximately 18% against the U.S. dollar during that period.

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of our 2023 Annual Report on Form 10-K for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

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

We continue to implement additional modules and, from time to time, transition recently acquired businesses into the enterprise resource planning (ERP) system that we use for substantially all of our operations other than our operations in Mexico. In connection with each implementation, integration and transition, and resulting business process changes, we continue to review and enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting following the completion of each such implementation, integration and transition. To date, the implementations, integrations and transitions have not materially affected our internal control over financial reporting.

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

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2023 Annual Report on Form 10-K.

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

Bylaws of B&G Foods, Inc., as amended and restated through November 8, 2022 (Filed as Exhibit 3.2 to B&G Foods’ Current Report on Form 8-K filed on November 9, 2022, and incorporated by reference herein)

22.1	Guarantor Subsidiaries (Filed as Exhibit 22.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on November 9, 2023, and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2024	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)